Form 10-Q
period 2015-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2015-06-09
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At June 8, 2015, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	89,042,620	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	April 30, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,409	$8,289
Accounts and notes receivable, net (including $182,305 and $159,003 of accounts receivable pledged as collateral at April 30, 2015 and July 31, 2014, respectively)	189,569	178,602
Inventories	98,636	145,969
Prepaid expenses and other current assets	45,406	32,071
Total current assets	341,020	364,931

Property, plant and equipment (net of accumulated depreciation of $633,243 and $626,831 at April 30, 2015 and July 31, 2014, respectively)	614,287	611,787
Goodwill	285,436	273,210
Intangible assets (net of accumulated amortization of $364,733 and $370,108 at April 30, 2015 and July 31, 2014, respectively)	300,663	276,171
Other assets, net	51,451	46,171
Total assets	$1,592,857	$1,572,270

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$54,164	$69,360
Short-term borrowings	—	69,519
Collateralized note payable	117,000	91,000
Other current liabilities	146,198	125,161
Total current liabilities	317,362	355,040

Long-term debt	1,344,392	1,292,214
Other liabilities	34,458	36,662
Contingencies and commitments (Note J)

Partners' deficit:
Common unitholders (82,717,620 and 81,228,237 units outstanding at April 30, 2015 and July 31, 2014, respectively)	(16,717)	(57,893)
General partner unitholder (835,532 and 820,487 units outstanding at April 30, 2015 and July 31, 2014, respectively)	(60,238)	(60,654)
Accumulated other comprehensive income (loss)	(27,247)	6,181
Total Ferrellgas Partners, L.P. partners' deficit	(104,202)	(112,366)
Noncontrolling interest	847	720
Total partners' deficit	(103,355)	(111,646)
Total liabilities and partners' deficit	$1,592,857	$1,572,270
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)
	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014

Revenues:
Propane and other gas liquids sales	$445,667	$625,117	$1,400,895	$1,796,786
Other	86,884	97,000	240,984	210,044
Total revenues	532,551	722,117	1,641,879	2,006,830

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	253,684	422,256	849,190	1,232,516
Cost of product sold - other	59,586	69,388	153,736	131,443
Operating expense	107,504	115,089	321,146	337,135
Depreciation and amortization expense	23,324	20,913	70,576	61,771
General and administrative expense	10,902	16,860	45,169	47,749
Equipment lease expense	6,347	4,638	17,674	12,978
Non-cash employee stock ownership plan compensation charge	8,566	3,710	16,728	10,389
Loss on disposal of assets	2,203	1,732	4,578	3,426

Operating income	60,435	67,531	163,082	169,423

Interest expense	(23,510)	(20,189)	(71,797)	(64,372)
Loss on extinguishment of debt	—	—	—	(21,202)
Other income (expense), net	212	225	(415)	498

Earnings before income taxes	37,137	47,567	90,870	84,347

Income tax expense	917	1,677	1,448	2,391

Net earnings	36,220	45,890	89,422	81,956

Net earnings attributable to noncontrolling interest	408	505	1,027	950

Net earnings attributable to Ferrellgas Partners, L.P.	35,812	45,385	88,395	81,006

Less: General partner's interest in net earnings	358	454	884	810

Common unitholders' interest in net earnings	$35,454	$44,931	$87,511	$80,196

Basic and diluted net earnings per common unitholders' interest	$0.43	$0.57	$1.06	$1.01

Cash distributions declared per common unit	$0.50	$0.50	$1.50	$1.50
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014

Net earnings	$36,220	$45,890	$89,422	$81,956
Other comprehensive income (loss):
Change in value of risk management derivatives	7,919	660	(51,105)	17,047
Reclassification of gains and losses on derivatives to earnings, net	10,907	(3,885)	17,338	(8,640)
Foreign currency translation adjustment	—	(38)	(2)	(173)
Other comprehensive income (loss)	18,826	(3,263)	(33,769)	8,234
Comprehensive income	55,046	42,627	55,653	90,190
Less: Comprehensive income attributable to noncontrolling interest	598	472	686	1,033
Comprehensive income attributable to Ferrellgas Partners, LP	$54,448	$42,155	$54,967	$89,157
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income (loss)	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder			Non-controlling interest
Balance at July 31, 2014	81,228.2	820.5	$(57,893)	$(60,654)	$6,181	$(112,366)	$720	$(111,646)
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	35,700	361	—	36,061	368	36,429
Distributions	—	—	(124,074)	(1,254)	—	(125,328)	(1,358)	(126,686)
Common units issued	1,489.4	15.1	42,039	425	—	42,464	431	42,895
Net earnings	—	—	87,511	884	—	88,395	1,027	89,422
Other comprehensive loss	—	—	—	—	(33,428)	(33,428)	(341)	(33,769)
Balance at April 30, 2015	82,717.6	835.6	$(16,717)	$(60,238)	$(27,247)	$(104,202)	$847	$(103,355)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended April 30,
	2015	2014

Cash flows from operating activities:
Net earnings	$89,422	$81,956
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	70,576	61,771
Non-cash employee stock ownership plan compensation charge	16,728	10,389
Non-cash stock-based compensation charge	19,701	16,182
Loss on disposal of assets	4,578	3,426
Loss on extinguishment of debt	—	6,526
Change in fair value of contingent consideration	(6,300)	—
Provision for doubtful accounts	3,194	3,797
Deferred income tax expense	102	197
Other	2,731	4,368
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(14,073)	(120,224)
Inventories	47,159	6,425
Prepaid expenses and other current assets	(17,675)	(6,028)
Accounts payable	(15,001)	29,193
Accrued interest expense	20,045	13,760
Other current liabilities	(19,127)	(5,141)
Other assets and liabilities	(6,996)	(2,718)
Net cash provided by operating activities	195,064	103,879

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(68,902)	(7,077)
Capital expenditures	(51,321)	(41,222)
Proceeds from sale of assets	4,060	3,267
Other	—	(24)
Net cash used in investing activities	(116,163)	(45,056)

Cash flows from financing activities:
Distributions	(125,328)	(119,901)
Proceeds from issuance of long-term debt	107,951	459,952
Payments on long-term debt	(60,216)	(363,058)
Net additions to (reductions in) short-term borrowings	(69,519)	27,902
Net additions to collateralized short-term borrowings	26,000	73,000
Cash paid for financing costs	(204)	(7,925)
Noncontrolling interest activity	(927)	(1,298)
Proceeds from exercise of common unit options	91	605
Proceeds from equity offering, (net of issuance costs of $52 for the nine months ended April 30, 2015)	41,948	—
Cash contribution from general partner in connection with common unit issuances	425	6
Net cash provided by (used in) financing activities	(79,779)	69,283

Effect of exchange rate changes on cash	(2)	(173)

Net change in cash and cash equivalents	(880)	127,933
Cash and cash equivalents - beginning of period	8,289	6,464
Cash and cash equivalents - end of period	$7,409	$134,397
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of April 30, 2015, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

•
Midstream operations consists of salt water disposal wells in the Eagle Ford shale region of south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil that is dissolved in the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps.

Due to seasonality, the results of operations for the nine months ended April 30, 2015 and 2014 are not necessarily indicative of the results to be expected for a full fiscal year.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2015-02
In February 2015, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standard Update No. 2015-02 (ASU 2015-02), "Consolidation: Amendments to the Consolidation Analysis," which provides additional guidance on the consolidation of limited partnerships and on the evaluation of variable interest entities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Ferrellgas is currently evaluating the impact of our pending adoption of ASU 2015-02 on our consolidated financial statements.

FASB Accounting Standard Update No. 2015-03
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, and retrospective application required. Ferrellgas is currently evaluating the impact of our pending adoption of ASU 2015-03 on our consolidated financial statements.

(3)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2015	2014
CASH PAID FOR:
Interest	$49,021	$48,888
Income taxes	$333	$403
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$1,500
Liabilities incurred in connection with acquisitions	$—	$887
Change in accruals for property, plant and equipment additions	$1,316	$1,318

C. Supplemental financial statement information

Inventories consist of the following:

	April 30, 2015	July 31, 2014
Propane gas and related products	$69,969	$121,111
Appliances, parts and supplies	28,667	24,858
Inventories	$98,636	$145,969

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2015, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 51.0 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30, 2015	July 31, 2014
Accrued interest	$32,227	$12,182
Accrued payroll	19,895	37,120
Customer deposits and advances	17,867	25,412
Price risk management liabilities	22,369	83
Other	53,840	50,364
Other current liabilities	$146,198	$125,161

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014
Operating expense	$41,291	$47,967	$135,206	$148,700
Depreciation and amortization expense	1,194	1,492	3,970	4,347
Equipment lease expense	5,900	4,149	16,479	11,543
	$48,385	$53,608	$155,655	$164,590

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2015	July 31, 2014
Accounts receivable pledged as collateral	$182,305	$159,003
Accounts receivable	12,764	24,108
Other	323	247
Less: Allowance for doubtful accounts	(5,823)	(4,756)
Accounts and notes receivable, net	$189,569	$178,602

At April 30, 2015, $182.3 million of trade accounts receivable were pledged as collateral against $117.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2014, $159.0 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2015, the operating partnership had received cash proceeds of $117.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2014, the operating partnership had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.1% and 2.1% as of April 30, 2015 and July 31, 2014, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2014, $69.5 million was classified as short-term borrowings. There were no short-term borrowings as of April 30, 2015. For further discussion see the secured credit facility section below.

Secured credit facility

As of April 30, 2015, Ferrellgas had total borrowings outstanding under its secured credit facility of $174.2 million, all of which was classified as long-term debt. As of July 31, 2014, Ferrellgas had total borrowings outstanding under its secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt. Additionally, Ferrellgas had $364.7 million and $350.4 million of available borrowing capacity under its secured credit facility as of April 30, 2015 and July 31, 2014, respectively.

Borrowings outstanding at April 30, 2015 and July 31, 2014 under the secured credit facilities had weighted average interest rates of 3.5% and 3.4%, respectively.

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

Letters of credit outstanding at April 30, 2015 totaled $61.1 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At April 30, 2015, Ferrellgas had remaining letter of credit capacity of $138.9 million. At July 31, 2014, Ferrellgas had remaining letter of credit capacity of $143.7 million.

F.  Partners' deficit

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014
Public common unitholders	$27,791	$26,556	$83,370	$79,588
Ferrell Companies (1)	11,265	10,735	33,795	32,205
FCI Trading Corp. (2)	98	98	294	294
Ferrell Propane, Inc. (3)	26	26	78	78
James E. Ferrell (4)	2,179	2,179	6,537	6,537
General partner	418	400	1,254	1,199
	$41,777	$39,994	$125,328	$119,901

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

On May 22, 2015, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended April 30, 2015, which is expected to be paid on June 12, 2015. Included in this cash distribution are the following amounts to be paid to related parties:

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

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the nine months ended April 30, 2015 and 2014.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2015, the general partner made cash contributions of $0.9 million and non-cash contributions of $0.7 million to Ferrellgas to maintain its effective 2% general partner interest.

During the nine months ended April 30, 2014, the general partner made non-cash contributions of $0.5 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Fair value measurements

Derivative financial instruments and contingent consideration

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2015 and July 31, 2014:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,145	$—	$2,145
Commodity derivatives	$—	$5,083	$—	$5,083
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,689)	$—	$(3,689)
Commodity derivatives	$—	$(27,236)	$—	$(27,236)
Contingent consideration	$—	$—	$(100)	$(100)

July 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,101	$—	$2,101
Commodity derivatives	$—	$7,006	$—	$7,006
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,075)	$—	$(5,075)
Commodity derivatives	$—	$(83)	$—	$(83)
Contingent consideration	$—	$—	$(6,400)	$(6,400)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended April 30, 2015:

Contingent consideration liability
Balance at July 31, 2014	$6,400
Increase in fair value related to accretion	400
Change in fair value included in earnings	(6,700)
Balance at April 30, 2015	$100

Quantitative information about Level 3 fair value measurements

	Fair value at April 30, 2015	Valuation technique		Unobservable input	Range	Weighted average
Contingent consideration liability	$100	Discounted cash flow	A.	Weighted average cost of capital (WACC)	N/A	20%
			B.	Probability of forecast	5% - 80%	N/A

The valuation of the contingent consideration is based on unobservable inputs such as Ferrellgas' weighted average cost of capital and the likelihood of the acquired company meeting earnings thresholds. As of April 30, 2015, fluctuations in these inputs could have the following effect (in thousands):

	Increase/(decrease)
	5% increase in WACC	5% decrease in WACC	10% increase in best earnings forecast probability	10% decrease in best earnings forecast probability
Change in the fair value of contingent consideration	$(10)	$100	$180	$(100)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

The fair value of Ferrellgas' contingent consideration for the acquisition of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, "Sable"), which was completed in May 2014, is based upon our estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded then discounting that value at a risk- and inflation-adjusted rate. The inputs to this model are the likelihood of meeting and exceeding the target EBITDA metric and discount rate. Management and Sable's sellers prepared an operating forecast based on Sable's operating capacities, historical performance, and projected oil and water volumes and set a target EBITDA metric. Management then assessed the likelihood of this target EBITDA metric being achieved and exceeded and assigned probabilities to various potential outcomes. To determine the appropriate discount rate, management used observable inputs such as inflation rates, short and long-term yields for U.S. government securities and our nonperformance risk. Due to the significant unobservable inputs required in this measurement, management determined that the fair value measurement of the contingent consideration liability is level 3 in the fair value hierarchy.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2015 and July 31, 2014, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,365.4 million and $1,408.2 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

H.  Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. All other commodity derivative instruments do not qualify or are not designated as cash flow hedges, therefore, the change in their fair value are recorded currently in earnings. Ferrellgas also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activities

During the nine months ended April 30, 2015 Ferrellgas recognized a $0.2 million loss related to hedge ineffectiveness. During the nine months ended April 30, 2014 Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of April 30, 2015 and July 31, 2014:

	April 30, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$1,550	Other current liabilities	$20,709
Commodity derivatives	Other assets, net	1,893	Other liabilities	6,527
Interest rate swap agreements	Prepaid expenses and other current assets	1,950	Other current liabilities	1,660
Interest rate swap agreements	Other assets, net	195	Other liabilities	2,029
Derivatives not designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	734	Other current liabilities	—
Commodity derivatives	Other assets, net	906	Other liabilities	—
	Total	$7,228	Total	$30,925

	July 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$5,301	Other current liabilities	$83
Commodity derivatives	Other assets, net	1,705	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,101	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	5,075
	Total	$9,107	Total	$5,158

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of April 30, 2015 and July 31, 2014, respectively:

	April 30, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$16,542	Other current liabilities	$15
	Other assets, net	5,279	Other liabilities	—
		$21,821		$15

	July 31, 2014
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$156	Other current liabilities	$—
	Other assets, net	189	Other liabilities	—
		$345		$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three and nine months ended April 30, 2015 and 2014 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$601	$627	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$1,408	$1,948	$(6,825)	$(9,915)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2015 and 2014 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$7,813	Cost of product sold- propane and other gas liquids sales	$(10,907)	$—
Interest rate swap agreements	106	Interest expense	—	—
	$7,919		$(10,907)	$—

	For the three months ended April 30, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(165)	Cost of product sold- propane and other gas liquids sales	$(3,885)	$—
Interest rate swap agreements	825	Interest expense	—	—
	$660		$(3,885)	$—

	For the nine months ended April 30, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(47,855)	Cost of product sold- propane and other gas liquids sales	$(17,139)	$—
Interest rate swap agreements	(3,250)	Interest expense	—	(199)
	$(51,105)		$(17,139)	$(199)

	For the nine months ended April 30, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$17,298	Cost of product sold- propane and other gas liquids sales	$8,640	$—
Interest rate swap agreements	(251)	Interest expense	—	—
	$17,047		$8,640	$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three and nine months ended April 30, 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended April 30, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives	$1,609	Operating expense

	For the nine months ended April 30, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives	$1,609	Operating expense

The changes in derivatives included in AOCI for the nine months ended April 30, 2015 and 2014 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2015	2014
Beginning balance	$6,483	$2,066
Change in value of risk management commodity derivatives	(47,855)	17,298
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales, net	17,139	(8,640)
Change in value of risk management interest rate derivatives	(3,250)	(251)
Reclassification of gains and losses on interest rate hedges to interest expense	$199	$—
Ending balance	$(27,284)	$10,473

Ferrellgas expects to reclassify net losses of approximately $19.2 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2015 and 2014, Ferrellgas had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2015, Ferrellgas had financial derivative contracts covering 3.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $1.5 million at April 30, 2015.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the operating partnership’s debt rating. At April 30, 2015, there were $0.4 million of derivatives with credit-risk-related contingent features in a liability position for which Ferrellgas had no collateral posted in the normal course of business related to such derivatives.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014
Operating expense	$53,155	$55,458	$163,417	$165,028

General and administrative expense	$5,394	$9,233	$20,059	$24,334

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

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that Ferrellgas and one of its competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint did not seek monetary remedies.  Ferrellgas reached a settlement with the FTC during the three months ended October 31, 2014 without any financial payment; the settlement has been approved by a vote of the Commission and became final after a public comment period.

Ferrellgas has also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of Ferrellgas' tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  These lawsuits have been consolidated into one case by a multidistrict litigation panel.  Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case.  Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use. Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case.  Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas was named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims alleged breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. Ferrellgas recently prevailed in a trial to determine whether the claims were required to be arbitrated, resulting in a dismissal of this case. There is no probable or reasonably estimable loss relating to this matter.

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

There was no dilutive effect resulting from this guidance based on basic and diluted net earnings per common unitholders' interest for the three months ended April 30, 2015 or 2014 and for the nine months ended April 30, 2015 or 2014.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net earnings	$35,454	$44,931	$87,511	$80,196

Weighted average common units outstanding - basic	82,717.6	79,177.8	82,536.1	79,127.1
Dilutive securities	5.7	9.4	7.2	24.5
Weighted average common units outstanding - diluted	82,723.3	79,187.2	82,543.3	79,151.6

Basic and diluted net earnings per common unitholders’ interest	$0.43	$0.57	$1.06	$1.01

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
Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and crude oil. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and crude oil. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil that is dissolved in the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps. Our revenue per barrel of salt water processed is derived from a blend of fees we charge our customers to dispose of salt water at our facilities and skimming oil sales.

Prior to the Sable acquisition in May 2014, Ferrellgas managed and evaluated its operations as a single reportable segment. As the current two reportable segment structure is the result of the Sable acquisition completed during May 2014, comparative historical segment information for fiscal 2014 does not exist.

Following is a summary of segment information for the three months ended April 30, 2015.

	Three months ended April 30, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$527,258	$5,293	$—	$532,551
Direct costs (1)	422,837	4,871	8,570	436,278
Adjusted EBITDA	$104,421	$422	$(8,570)	$96,273

 Following is a summary of segment information for the nine months ended April 30, 2015.

	Nine months ended April 30, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$1,621,517	$20,362	$—	$1,641,879
Direct costs (1)	1,329,648	14,741	29,928	1,374,317
Adjusted EBITDA	$291,869	$5,621	$(29,928)	$267,562

(1) Direct costs are comprised of "cost of products sold-propane and other gas liquids sales", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock-based compensation charge", "change in fair value of contingent consideration", "litigation accrual and related legal fees associated with a class action lawsuit", and "unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas total segment performance measure to condensed consolidated net earnings:

	Three months ended April 30,	Nine months ended April 30,
	2015	2015

Net earnings attributable to Ferrellgas Partners, L.P.	$35,812	$88,395
Income tax expense	917	1,448
Interest expense	23,510	71,797
Depreciation and amortization expense	23,324	70,576
EBITDA	83,563	232,216
Non-cash employee stock ownership plan compensation charge	8,566	16,728
Non-cash stock-based compensation charge	3,271	19,701
Loss on disposal of assets	2,203	4,578
Other expense (income), net	(212)	415
Change in fair value of contingent consideration	—	(6,300)
Litigation accrual and related legal fees associated with a class action lawsuit	83	806
Unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments	(1,609)	(1,609)
Net earnings attributable to noncontrolling interest	408	1,027
Adjusted EBITDA	$96,273	$267,562

Following are total assets by segment:

	April 30,	July 31,
	2015	2014

Assets
Propane and related equipment sales	$1,356,809	$1,400,603
Midstream operations	199,593	136,116
Corporate and unallocated	36,455	35,551
Total consolidated assets	$1,592,857	$1,572,270

Following are capital expenditures by segment:

	For the nine months ended April 30, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Maintenance	$12,839	$976	$1,012	$14,827
Growth	27,128	6,561	—	33,689
Total	$39,967	$7,537	$1,012	$48,516

M. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that, other than as discussed below, there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.
On May 29, 2015, Ferrellgas Partners entered into a purchase and sale agreement with Bridger, LLC (“Bridger”) to acquire from Bridger all of the outstanding membership interests of Bridger Logistics, LLC (“Bridger Logistics") and its subsidiaries for approximately $562.5 million in cash, subject to certain post-closing adjustments for working capital, indebtedness and transaction expenses, and 11.2 million Ferrellgas Partners common units (“Bridger Logistics Acquisition”).  Ferrellgas expects the Bridger Logistics Acquisition to close in July 2015, subject to customary closing conditions. However, there can be no assurance that the Bridger Logistics Acquisition will be completed. After the closing of the Bridger Logistics Acquisition, Ferrellgas Partners will contribute all of its interests in Bridger Logistics to the operating partnership and Bridger Logistics will be the operating partnership's wholly owned subsidiary.
Bridger Logistics is a domestic crude oil transportation and logistics provider with an integrated portfolio of midstream assets, which connects crude production in prolific unconventional resource plays to downstream markets. Bridger Logistics’ truck, pipeline terminal, pipeline, rail and maritime assets form a comprehensive, fee-for-service business model, and it is expected substantially all of its cash flow will be generated from fee-based commercial agreements.
Also on May 29, 2015, the operating partnership entered into an amendment to its secured credit agreement in order to facilitate the Bridger Logistics Acquisition and to amend certain covenants to (i) give pro forma effect to the contemplated issuance of the operating partnership's senior notes, the possible incurrence by the operating partnership of certain other indebtedness, the consummation of such acquisition and the contribution of such equity interests by Ferrellgas Partners to the operating partnership and (ii) permit the repayment of such senior notes and other indebtedness in accordance with the contemplated terms thereof in the event that such acquisition and contribution are not consummated by October 1, 2015.
On June 8, 2015, Ferrellgas Partners issued 6.325 million new common units in an underwritten offering to the public.  Ferrellgas Partners intends to use the net proceeds from this offering to fund a portion of the cash consideration for the Bridger Logistics Acquisition. Prior to closing the Bridger Logistics Acquisition, Ferrellgas may use the net proceeds from this offering to make short-term liquid investments at its discretion. If the Bridger Logistics Acquisition is not completed, Ferrellgas intends to use the net proceeds from this offering for working capital and other general partnership purposes.
Also on June 8, 2015, the operating partnership issued $500.0 million in aggregate principal amount of new 6.75% senior notes due 2023 at an offering price equal to par. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act. The operating partnership received $491.3 million of net proceeds after deducting expenses of the offering. The operating partnership intends to distribute the net proceeds from this offering to Ferrellgas Partners to fund a portion of the cash consideration for the pending Bridger Logistics Acquisition. Prior to closing the Bridger Logistics Acquisition, the operating partnership may use the net proceeds from this offering to make short-term liquid investments at its discretion.

Subsequent to closing, any excess borrowings from these financing transactions will be applied to pay down the outstanding balance of the secured credit facility.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	April 30, 2015	July 31, 2014
ASSETS
Cash	$1,000	$969
Total assets	$1,000	$969

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	15,836	15,106
Accumulated deficit	(15,836)	(15,137)
Total stockholder's equity	$1,000	$969
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014

General and administrative expense	$549	$125	$699	$175

Net loss	$(549)	$(125)	$(699)	$(175)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended April 30,
	2015	2014
Cash flows provided by (used in) operating activities:
Net loss	$(699)	$(175)
Cash used in operating activities	(699)	(175)

Cash flows provided by (used in) financing activities:
Capital contribution	730	175
Cash provided by financing activities	730	175

Net change in cash	31	—
Cash - beginning of period	969	969
Cash - end of period	$1,000	$969
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	April 30, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,368	$8,283
Accounts and notes receivable, net (including $182,305 and $159,003 of accounts receivable pledged as collateral at April 30, 2015 and July 31, 2014, respectively)	189,569	178,602
Inventories	98,636	145,969
Prepaid expenses and other current assets	45,360	32,079
Total current assets	340,933	364,933

Property, plant and equipment (net of accumulated depreciation of $633,243 and $626,831 at April 30, 2015 and July 31, 2014, respectively)	614,287	611,787
Goodwill	285,436	273,210
Intangible assets (net of accumulated amortization of $364,733 and $370,108 at April 30, 2015 and July 31, 2014, respectively)	300,663	276,171
Other assets, net	49,341	43,732
Total assets	$1,590,660	$1,569,833

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$54,164	$69,360
Short-term borrowings	—	69,519
Collateralized note payable	117,000	91,000
Other current liabilities	140,265	123,153
Total current liabilities	311,429	353,032

Long-term debt	1,162,392	1,110,214
Other liabilities	34,458	36,662
Contingencies and commitments (Note J)

Partners' capital:
Limited partner	108,781	63,024
General partner	1,111	643
Accumulated other comprehensive income (loss)	(27,511)	6,258
Total partners' capital	82,381	69,925
Total liabilities and partners' capital	$1,590,660	$1,569,833
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)
	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014

Revenues:
Propane and other gas liquids sales	$445,667	$625,117	$1,400,895	$1,796,786
Other	86,884	97,000	240,984	210,044
Total revenues	532,551	722,117	1,641,879	2,006,830

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	253,684	422,256	849,190	1,232,516
Cost of product sold - other	59,586	69,388	153,736	131,443
Operating expense	107,418	115,014	321,063	337,180
Depreciation and amortization expense	23,324	20,913	70,576	61,771
General and administrative expense	10,902	16,860	45,169	47,749
Equipment lease expense	6,347	4,638	17,674	12,978
Non-cash employee stock ownership plan compensation charge	8,566	3,710	16,728	10,389
Loss on disposal of assets	2,203	1,732	4,578	3,426

Operating income	60,521	67,606	163,165	169,378

Interest expense	(19,476)	(16,146)	(59,695)	(52,242)
Loss on extinguishment of debt	—	—	—	(21,202)
Other income (expense), net	212	225	(415)	498

Earnings before income taxes	41,257	51,685	103,055	96,432

Income tax expense	853	1,632	1,379	2,346

Net earnings	$40,404	$50,053	$101,676	$94,086
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014

Net earnings	$40,404	$50,053	$101,676	$94,086
Other comprehensive income (loss):
Change in value of risk management derivatives	7,919	660	(51,105)	17,047
Reclassification of gains and losses on derivatives to earnings, net	10,907	(3,885)	17,338	(8,640)
Foreign currency translation adjustment	—	(38)	(2)	(173)
Other comprehensive income (loss)	18,826	(3,263)	(33,769)	8,234
Comprehensive income	$59,230	$46,790	$67,907	$102,320
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	capital

Balance at July 31, 2014	$63,024	$643	$6,258	$69,925
Contributions in connection with non-cash ESOP and stock-based compensation charges	36,061	368	—	36,429
Contributions from partners	42,224	431	—	42,655
Distributions	(133,177)	(1,358)	—	(134,535)
Net earnings	100,649	1,027	—	101,676
Other comprehensive income		—	(33,769)	(33,769)
Balance at April 30, 2015	$108,781	$1,111	$(27,511)	$82,381
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended April 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$101,676	$94,086
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	70,576	61,771
Non-cash employee stock ownership plan compensation charge	16,728	10,389
Non-cash stock-based compensation charge	19,701	16,182
Loss on disposal of assets	4,578	3,426
Loss on extinguishment of debt	—	6,526
Change in fair value of contingent consideration	(6,300)	—
Provision for doubtful accounts	3,194	3,797
Deferred income tax expense	102	197
Other	2,402	4,010
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(14,073)	(120,224)
Inventories	47,159	6,425
Prepaid expenses and other current assets	(17,621)	(6,014)
Accounts payable	(15,001)	29,193
Accrued interest expense	16,121	9,838
Other current liabilities	(19,128)	(5,091)
Other assets and liabilities	(6,996)	(2,718)
Net cash provided by operating activities	203,118	111,793

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(68,902)	(7,092)
Capital expenditures	(51,321)	(41,222)
Proceeds from sale of assets	4,060	3,267
Other	—	(24)
Net cash used in investing activities	(116,163)	(45,071)

Cash flows from financing activities:
Distributions	(134,535)	(129,054)
Contributions from partners	42,655	606
Proceeds from issuance of long-term debt	107,951	459,952
Payments on long-term debt	(60,216)	(363,058)
Net additions to (reductions in) short-term borrowings	(69,519)	27,902
Net additions to collateralized short-term borrowings	26,000	73,000
Cash paid for financing costs	(204)	(7,925)
Net cash provided by (used in) financing activities	(87,868)	61,423

Effect of exchange rate changes on cash	(2)	(173)

Net change in cash and cash equivalents	(915)	127,972
Cash and cash equivalents - beginning of period	8,283	6,307
Cash and cash equivalents - end of period	$7,368	$134,279
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

•
Midstream operations consists of salt water disposal wells in the Eagle Ford shale region of south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil that is dissolved in the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps.

Due to seasonality, the results of operations for the nine months ended April 30, 2015 and 2014 are not necessarily indicative of the results to be expected for a full fiscal year.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2015-02
In February 2015, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standard Update No. 2015-02 (ASU 2015-02), "Consolidation: Amendments to the Consolidation Analysis," which provides additional guidance on the consolidation of limited partnerships and on the evaluation of variable interest entities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Ferrellgas, L.P. is currently evaluating the impact of our pending adoption of ASU 2015-02 on our consolidated financial statements.

FASB Accounting Standard Update No. 2015-03
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, and retrospective application required. Ferrellgas, L.P. is currently evaluating the impact of our pending adoption of ASU 2015-03 on our consolidated financial statements.

(3)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2015	2014
CASH PAID FOR:
Interest	$41,172	$40,394
Income taxes	$264	$358
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$1,500
Liabilities incurred in connection with acquisitions	$—	$887
Change in accruals for property, plant and equipment additions	$1,316	$1,318

C.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2015	July 31, 2014
Propane gas and related products	$69,969	$121,111
Appliances, parts and supplies	28,667	24,858
Inventories	$98,636	$145,969

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2015, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 51.0 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30, 2015	July 31, 2014
Accrued interest	$26,297	$10,176
Accrued payroll	19,895	37,120
Customer deposits and advances	17,867	25,412
Price risk management liabilities	22,369	83
Other	53,837	50,362
Other current liabilities	$140,265	$123,153

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014
Operating expense	$41,291	$47,967	$135,206	$148,700
Depreciation and amortization expense	1,194	1,492	3,970	4,347
Equipment lease expense	5,900	4,149	16,479	11,543
	$48,385	$53,608	$155,655	$164,590

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2015	July 31, 2014
Accounts receivable pledged as collateral	$182,305	$159,003
Accounts receivable	12,764	24,108
Other	323	247
Less: Allowance for doubtful accounts	(5,823)	(4,756)
Accounts and notes receivable, net	$189,569	$178,602

At April 30, 2015, $182.3 million of trade accounts receivable were pledged as collateral against $117.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2014, $159.0 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2015, Ferrellgas, L.P. had received cash proceeds of $117.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2014, Ferrellgas, L.P. had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.1% and 2.1% as of April 30, 2015 and July 31, 2014, respectively.

E.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2014, $69.5 million was classified as short-term borrowings. There were no short-term borrowings as of April 30, 2015. For further discussion see the secured credit facility section below.

Secured credit facility

As of April 30, 2015, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $174.2 million, all of which was classified as long-term debt. As of July 31, 2014, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt. Additionally, Ferrellgas had $364.7 million and $350.4 million of available borrowing capacity under its secured credit facility as of April 30, 2015 and July 31, 2014, respectively.

Borrowings outstanding at April 30, 2015 and July 31, 2014 under the secured credit facilities had weighted average interest rates of 3.5% and 3.4%, respectively.

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

Letters of credit outstanding at April 30, 2015 totaled $61.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2015, Ferrellgas, L.P. had remaining letter of credit capacity of $138.9 million. At July 31, 2014 Ferrellgas, L.P. had remaining letter of credit capacity of $143.7 million.

F.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014
Ferrellgas Partners	$41,777	$39,994	$133,177	$127,750
General partner	426	408	1,358	1,304
	$42,203	$40,402	$134,535	$129,054

On May 22, 2015, Ferrellgas, L.P. declared distributions for the three months ended April 30, 2015 to Ferrellgas Partners and the general partner of $49.6 million and $0.5 million, respectively, which are expected to be paid on June 12, 2015.

During nine months ended April 30, 2015, Ferrellgas, L.P. received cash contributions of $42.2 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.’s secured credit facility.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the nine months ended April 30, 2015 and 2014.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2015, the general partner made cash contributions of $0.4 million and non-cash contributions of $0.4 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the nine months ended April 30, 2014, the general partner made non-cash contributions of $0.3 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Fair value measurements

Derivative financial instruments and contingent consideration

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2015 and July 31, 2014:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,145	$—	$2,145
Commodity derivatives	$—	$5,083	$—	$5,083
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,689)	$—	$(3,689)
Commodity derivatives	$—	$(27,236)	$—	$(27,236)
Contingent consideration	$—	$—	$(100)	$(100)

July 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,101	$—	$2,101
Commodity derivatives	$—	$7,006	$—	$7,006
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,075)	$—	$(5,075)
Commodity derivatives	$—	$(83)	$—	$(83)
Contingent consideration	$—	$—	$(6,400)	$(6,400)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended April 30, 2015:

Contingent consideration liability
Balance at July 31, 2014	$6,400
Increase in fair value related to accretion	400
Change in fair value included in earnings	(6,700)
Balance at April 30, 2015	$100
Quantitative information about Level 3 fair value measurements

	Fair value at April 30, 2015	Valuation technique		Unobservable input	Range	Weighted average
Contingent consideration liability	$100	Discounted cash flow	A.	Weighted average cost of capital (WACC)	N/A	20%
			B.	Probability of forecast	5% - 80%	N/A

The valuation of the contingent consideration is based on unobservable inputs such as Ferrellgas, L.P.'s weighted average cost of capital and the likelihood of the acquired company meeting earnings thresholds. As of April 30, 2015, fluctuations in these inputs could have the following effect (in thousands):

	Increase/(decrease)
	5% increase in WACC	5% decrease in WACC	10% increase in best earnings forecast probability	10% decrease in best earnings forecast probability
Change in the fair value of contingent consideration	$(10)	$100	$180	$(100)

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

The fair value of Ferrellgas, L.P.'s contingent consideration for the acquisition of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, "Sable"), which was completed May 2014, is based upon our estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded then discounting that value at a risk- and inflation-adjusted rate. The inputs to this model are the likelihood of meeting and exceeding the target EBITDA metric and discount rate. Management and Sable's sellers prepared an operating forecast based on Sable's operating capacities, historical performance, and projected oil and water volumes and set a target EBITDA metric. Management then assessed the likelihood of this target EBITDA metric being achieved and exceeded and assigned probabilities to various potential outcomes. To determine the appropriate discount rate, management used observable inputs such as inflation rates, short and long-term yields for U.S. government securities and our nonperformance risk. Due to the significant unobservable inputs required in this measurement, management determined that the fair value measurement of the contingent consideration liability is level 3 in the fair value hierarchy.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2015 and July 31, 2014, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,175.7 million and $1,215.3 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas, L.P. has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

H.   Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. All other commodity derivative instruments do not qualify or are not designated as cash flow hedges, therefore, the change in their fair value are recorded currently in earnings. Ferrellgas, L.P. also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activities

During the nine months ended April 30, 2015 Ferrellgas, L.P. recognized a $0.2 million loss related to hedge ineffectiveness. During the nine months ended April 30, 2014 Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of April 30, 2015 and July 31, 2014:

	April 30, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$1,550	Other current liabilities	$20,709
Commodity derivatives	Other assets, net	1,893	Other liabilities	6,527
Interest rate swap agreements	Prepaid expenses and other current assets	1,950	Other current liabilities	1,660
Interest rate swap agreements	Other assets, net	195	Other liabilities	2,029
Derivatives not designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	734	Other current liabilities	—
Commodity derivatives	Other assets, net	906	Other liabilities	—
	Total	$7,228	Total	$30,925

	July 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$5,301	Other current liabilities	$83
Commodity derivatives	Other assets, net	1,705	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,101	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	5,075
	Total	$9,107	Total	$5,158

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of April 30, 2015 and July 31, 2014, respectively:

	April 30, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$16,542	Other current liabilities	$15
	Other assets, net	5,279	Other liabilities	—
		$21,821		$15

	July 31, 2014
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$156	Other current liabilities	$—
	Other assets, net	189	Other liabilities	—
		$345		$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of earnings for the nine months ended April 30, 2015 and 2014 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$601	$627	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$1,408	$1,948	$(6,825)	$(9,915)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income for the nine months ended April 30, 2015 and 2014 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$7,813	Cost of product sold- propane and other gas liquids sales	$(10,907)	$—
Interest rate swap agreements	106	Interest expense	—	—
	$7,919		$(10,907)	$—

	For the three months ended April 30, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(165)	Cost of product sold- propane and other gas liquids sales	$(3,885)	$—
Interest rate swap agreements	825	Interest expense	—	—
	$660		$(3,885)	$—

	For the nine months ended April 30, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(47,855)	Cost of product sold- propane and other gas liquids sales	$(17,139)	$—
Interest rate swap agreements	(3,250)	Interest expense	—	(199)
	$(51,105)		$(17,139)	$(199)

	For the nine months ended April 30, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$17,298	Cost of product sold- propane and other gas liquids sales	$8,640	$—
Interest rate swap agreements	(251)	Interest expense	—	—
	$17,047		$8,640	$—

The following tables provide a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of earnings for the three and nine months ended April 30, 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended April 30, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives	$1,609	Operating expense

	For the nine months ended April 30, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives	$1,609	Operating expense

The changes in derivatives included in AOCI for the nine months ended April 30, 2015 and 2014 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2015	2014
Beginning balance	$6,483	$2,066
Change in value of risk management commodity derivatives	(47,855)	17,298
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales, net	17,139	(8,640)
Change in value of risk management interest rate derivatives	(3,250)	(251)
Reclassification of gains and losses on interest rate hedges to interest expense	$199	$—
Ending balance	$(27,284)	$10,473

Ferrellgas, L.P. expects to reclassify net losses of approximately $19.2 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2015 and 2014, Ferrellgas, L.P. had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2015, Ferrellgas, L.P. had financial derivative contracts covering 3.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $1.5 million at April 30, 2015.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Ferrellgas, L.P.’s debt rating. At April 30, 2015, there were $0.4 million of derivatives with credit-risk-related contingent features in a liability position for which Ferrellgas, L.P. had no posted collateral in the normal course of business related to such derivatives.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014
Operating expense	$53,155	$55,458	$163,417	$165,028

General and administrative expense	$5,394	$9,233	$20,059	$24,334

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ capital.

J.    Contingencies and commitments

Litigation

Ferrellgas, L.P.'s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that Ferrellgas, L.P. and one of its competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint did not seek monetary remedies.  Ferrellgas, L.P. reached a settlement with the FTC during the three months ended October 31, 2014 without any financial payment; the settlement has been approved by a vote of the Commission and became final after a public comment period.

Ferrellgas, L.P., has also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of its tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that Ferrellgas, L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  These lawsuits have been consolidated into one case by a multidistrict litigation panel.  Ferrellgas, L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case.  Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.

Ferrellgas, L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case.  Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas, L.P. was named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims alleged breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. Ferrellgas, L.P. recently prevailed in a trial to determine whether the claims were required to be arbitrated, resulting in a dismissal of this case. There is no probable or reasonably estimable loss relating to this matter.

K.    Segment reporting

During May 2014, Ferrellgas, L.P. entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests of Sable, a fluid logistics provider in the Eagle Ford shale region of south Texas. With this acquisition Ferrellgas, L.P. established a new operating and reportable segment referred to as “Midstream Operations” in addition to the existing reportable segment of propane and related equipment sales. The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on net earnings before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on disposal of assets, other income (expense), net, change in fair value of contingent consideration and litigation accrual and related legal fees associated with a class action lawsuit. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, plant and equipment, inventories, identifiable intangible assets and goodwill. Cash, certain prepaid assets and other assets are not allocated to segments. Although Ferrellgas, L.P. can and does identify long-lived assets such as property, plant and equipment and identifiable intangible assets to reportable segments, Ferrellgas, L.P. does not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash charges.
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
Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and crude oil. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and crude oil. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil that is dissolved in the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps. Our revenue per barrel of salt water processed is derived from a blend of fees we charge our customers to dispose of salt water at our facilities and skimming oil sales.

Prior to the Sable acquisition in May 2014, Ferrellgas managed and evaluated its operations as a single reportable segment. As the current two reportable segment structure is the result of the Sable acquisition completed during May 2014, comparative historical segment information for fiscal 2014 does not exist.

Following is a summary of segment information for the three months ended April 30, 2015.

	Three months ended April 30, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$527,258	$5,293	$—	$532,551
Direct costs (1)	422,751	4,871	8,570	436,192
Adjusted EBITDA	$104,507	$422	$(8,570)	$96,359

Following is a summary of segment information for the nine months ended April 30, 2015.

	Nine months ended April 30, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$1,621,517	$20,362	$—	$1,641,879
Direct costs (1)	1,329,565	14,741	29,928	1,374,234
Adjusted EBITDA	$291,952	$5,621	$(29,928)	$267,645

(1) Direct costs are comprised of "cost of products sold-propane and other gas liquids sales", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock-based compensation charge", "change in fair value of contingent consideration", "litigation accrual and related legal fees associated with a class action lawsuit" and "unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net earnings:

	Three months ended April 30,	Nine months ended April 30,
	2015	2015

Net earnings	$40,404	$101,676
Income tax expense	853	1,379
Interest expense	19,476	59,695
Depreciation and amortization expense	23,324	70,576
EBITDA	84,057	233,326
Non-cash employee stock ownership plan compensation charge	8,566	16,728
Non-cash stock-based compensation charge	3,271	19,701
Loss on disposal of assets	2,203	4,578
Other expense (income), net	(212)	415
Change in fair value of contingent consideration	—	(6,300)
Litigation accrual and related legal fees associated with a class action lawsuit	83	806
Unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments	(1,609)	(1,609)
Adjusted EBITDA	$96,359	$267,645

Following are total assets by segment:

	April 30,	July 31,
	2015	2014

Assets
Propane and related equipment sales	$1,356,809	$1,400,603
Midstream operations	199,593	136,116
Corporate and unallocated	34,258	33,114
Total consolidated assets	$1,590,660	$1,569,833

Following are capital expenditures by segment:

	For the nine months ended April 30, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Maintenance	$12,839	$976	$1,012	$14,827
Growth	27,128	6,561	—	33,689
Total	$39,967	$7,537	$1,012	$48,516

L.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas L.P.'s condensed consolidated financial statements were issued and concluded that, other than as discussed below, there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.
On May 29, 2015, Ferrellgas Partners entered into a purchase and sale agreement with Bridger, LLC (“Bridger”) to acquire from Bridger all of the outstanding membership interests of Bridger Logistics, LLC (“Bridger Logistics") and its subsidiaries for approximately $562.5 million in cash, subject to certain post-closing adjustments for working capital, indebtedness and transaction expenses, and 11.2 million Ferrellgas Partners common units (“Bridger Logistics Acquisition”). Ferrellgas expects the Bridger Logistics Acquisition to close in July 2015, subject to customary closing conditions. However, there can be no assurance that the Bridger Logistics Acquisition will be completed. After the closing of the Bridger Logistics Acquisition, Ferrellgas Partners will contribute all of its interests in Bridger Logistics to Ferrellgas, L.P. and Bridger Logistics will be the Ferrellgas, L.P.'s wholly owned subsidiary.
Bridger Logistics is a domestic crude oil transportation and logistics provider with an integrated portfolio of midstream assets, which connects crude production in prolific unconventional resource plays to downstream markets. Bridger Logistics’ truck, pipeline terminal, pipeline, rail and maritime assets form a comprehensive, fee-for-service business model, and it is expected substantially all of its cash flow will be generated from fee-based commercial agreements.
Also on May 29, 2015, the operating partnership entered into an amendment to its secured credit agreement in order to facilitate the Bridger Logistics Acquisition and to amend certain covenants to (i) give pro forma effect to the contemplated issuance of the Ferrellgas L.P.'s senior notes, the possible incurrence by Ferrellgas, L.P. of certain other indebtedness, the consummation of such acquisition and the contribution of such equity interests by Ferrellgas Partners to the operating partnership and (ii) permit the repayment of such senior notes and other indebtedness in accordance with the contemplated terms thereof in the event that such acquisition and contribution are not consummated by October 1, 2015.

On June 8, 2015, Ferrellgas Partners issued 6.325 million new common units in an underwritten offering to the public. Ferrellgas Partners intends to use the net proceeds from this offering to fund a portion of the cash consideration for the Bridger Logistics Acquisition. Prior to closing the Bridger Logistics Acquisition, Ferrellgas may use the net proceeds from this offering to make short-term liquid investments at its discretion. If the Bridger Logistics Acquisition is not completed, Ferrellgas intends to use the net proceeds from this offering for working capital and other general partnership purposes.

Also on June 8, 2015, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of new 6.75% senior notes due 2023 at an offering price equal to par. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act.  Ferrellgas, L.P. received $491.3 million of net proceeds after deducting expenses of the offering. Ferrellgas L.P. intends to distribute the net proceeds from this offering to Ferrellgas Partners to fund a portion of the cash consideration for the pending Bridger Logistics Acquisition. Prior to closing the Bridger Logistics Acquisition, Ferrellgas may use the net proceeds from this offering to make short-term liquid investments at its discretion.

Subsequent to closing, any excess borrowings from these financing transactions will be applied to pay down the outstanding balance of the secured credit facility.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	April 30, 2015	July 31, 2014
ASSETS
Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	53,267	49,159
Accumulated deficit	(53,167)	(49,059)
Total stockholder's equity	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2015	2014	2015	2014

General and administrative expense	$548	$125	$4,108	$4,965

Net loss	$(548)	$(125)	$(4,108)	$(4,965)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended April 30,
	2015	2014
Cash flows provided by (used in) operating activities:
Net loss	$(4,108)	$(4,965)
Cash used in operating activities	(4,108)	(4,965)

Cash flows provided by (used in) financing activities:
Capital contribution	4,108	4,965
Cash provided by financing activities	4,108	4,965

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
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

See Note C - Subsequent events for discussion of the issuance of $500.0 million of 6.75% senior notes due 2023.

C.  Subsequent events

The Finance Corp. evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s condensed financial statements were issued and concluded that, other than the event discussed below, there were no events or transactions occurring during this period that require recognition or disclosure in its condensed financial statements.

On June 8, 2015, the Partnership issued $500.0 million in aggregate principal amount of new 6.75% senior notes due 2023. The Finance Corp. serves as co-issuer and co-obligor for the issuance of these new senior notes.

The Partnership intends to distribute the net proceeds from this offering to Ferrellgas Partners to fund a portion of the cash consideration for the pending Bridger Logistics Acquisition. Prior to closing the Bridger Logistics Acquisition, the Partnership may use the net proceeds from this offering to make short-term liquid investments at its discretion.

Subsequent to closing, any excess borrowings from these financing transactions will be applied to pay down the outstanding balance of the Partnership's secured credit facility.

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

•	“midstream sales” refers to fees charged for the processing and disposal of salt water as well as the sale of skimming oil;

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;

•	“salt water volume” refers to the number of barrels of salt water processed at our disposal sites;

•
“skimming oil” refers to the oil collected from the process used at our salt water disposal wells through a combination of gravity and chemicals to separate crude oil that is dissolved in the salt water; and

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

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 25.6% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Overview

Strategic Diversification Acquisitions

On May 29, 2015, we entered into a purchase and sale agreement with Bridger, LLC (“Bridger”) to acquire from Bridger all of the outstanding membership interests of Bridger Logistics, LLC (“Bridger Logistics") and its subsidiaries for approximately $562.5 million in cash, subject to certain post-closing adjustments for working capital, indebtedness and transaction expenses, and 11.2 million. Ferrellgas Partners common units (“Bridger Logistics Acquisition”). We expect the Bridger Logistics Acquisition to close in July 2015, subject to customary closing conditions. However, there can be no assurance that the Bridger Logistics Acquisition will be completed. After the closing of the Bridger Logistics Acquisition, Ferrellgas Partners will contribute all of its interests in Bridger Logistics to the operating partnership and Bridger Logistics will be its wholly owned subsidiary.

Bridger Logistics is a domestic crude oil transportation and logistics provider with an integrated portfolio of midstream assets, which connects crude production in prolific unconventional resource plays to downstream markets. Bridger Logistics’ truck, pipeline terminal, pipeline, rail and maritime assets form a comprehensive, fee-for-service business model, and it is expected substantially all of its cash flow will be generated from fee-based commercial agreements.
Also on May 29, 2015, we entered into an amendment to our secured credit agreement in order to facilitate the Bridger Logistics Acquisition and to amend certain covenants to (i) give pro forma effect to the contemplated issuance of the operating partnership's senior notes, the possible incurrence by the operating partnership of certain other indebtedness, the consummation of such acquisition and the contribution of such equity interests by Ferrellgas Partners to the operating partnership and (ii) permit the repayment of such senior notes and other indebtedness in accordance with the contemplated terms thereof in the event that such acquisition and contribution are not consummated by October 1, 2015.
On June 8, 2015, Ferrellgas Partners issued 6.325 million new common units in an underwritten offering to the public. We intend to use the net proceeds from this offering to fund a portion of the cash consideration for the Bridger Logistics Acquisition. Prior to closing the Bridger Logistics Acquisition, we may use the net proceeds from this offering to make short-term liquid investments at our discretion. If the Bridger Logistics Acquisition is not completed, we intend to use the net proceeds from this offering for working capital and other general partnership purposes.
Also on June 8, 2015, the operating partnership issued $500.0 million in aggregate principal amount of new 6.75% senior notes due 2023 at an offering price equal to par. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act. The operating partnership received $491.3 million of net proceeds after deducting expenses of the offering. The operating partnership intends to distribute the net proceeds from this offering to Ferrellgas Partners to fund a portion of the cash consideration for the pending Bridger Logistics Acquisition. Prior to closing the Bridger Logistics Acquisition, we may use the net proceeds from this offering to make short-term liquid investments at our discretion.

Subsequent to closing, any excess borrowings from these financing transactions will be applied to pay down the outstanding balance of our secured credit facility.

During May 2014, we entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests in each of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, "Sable"), fluid logistic providers that operate salt water disposal wells. Also during May 2014, we purchased the assets of a salt water disposal well in Dietert, Texas. During September 2014, we entered into an asset purchase agreement to acquire salt water disposal wells from C&E Production, LLC and its affiliates ("C&E sellers") based in Bryan, Texas. During May 2015, we purchased the assets of a salt water disposal well in Atascosa County, Texas. All of these acquired salt water disposal wells operate in the Eagle Ford shale region of South Texas.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2015 and 2016 sales commitments and, as of April 30, 2015, have experienced net mark to market losses of approximately $23.8 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative propane purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2015, we estimate 54% of currently open financial derivative propane purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Our open financial derivative fuel purchase commitments for fiscal 2016 and 2017 forecasted fuel usage by our fleet are not designated as hedges, and as of April 30, 2015, have experienced net mark to market gains of approximately $1.6 million. Because these financial derivative purchase commitments do not qualify for hedge accounting treatment, the resulting assets and related mark to market gains are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets” and "Other assets, net" and on the condensed consolidated statement of earnings as “Operating expenses”. These financial derivative fuel purchase commitment gains recognized currently on the condensed statement of earnings are expected to be offset by future increased fuel expense incurred by our fleet.

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

Midstream Operations - Disposal Wells
We currently own and operate nine salt water disposal wells in and around the Eagle Ford shale in south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and crude oil. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and crude oil. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where skimming oil captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps. Our revenue per barrel of salt water processed is derived from a blend of fees we charge our customers to dispose of salt water at our facilities and skimming oil sales.
Our gross margin is highly dependent on production activity in the Eagle Ford shale and thus from the volume of salt water delivered to our wells for disposal. We do not conduct significant risk management activities related to crude oil sales within our Midstream operations.

Business Strategy

Our business strategy is to expand our operations and diversify our business through disciplined acquisitions and internal growth as accretive opportunities become available. We anticipate these growth opportunities will leverage our expertise in transportation, storage and terminaling of energy related products.

Financial Summary

“Net earnings attributable to Ferrellgas Partners, L.P.” in the nine months ended April 30, 2015 was $88.4 million compared to $81.0 million in the prior year period. This increase was primarily due to:

•	a $21.2 loss on extinguishment of debt that occurred in the prior year period; and

•	a $5.6 million increase in “Adjusted EBITDA – Midstream operations”; and

partially offset by a

•	$8.8 million increase in “Depreciation and amortization expense” and

•	$7.4 million increase in "Interest expense"

both due primarily to the addition of the assets associated with the Midstream operations segment.

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

•
that our future capital expenditures and working capital needs will be provided by a combination of cash generated from future operations, existing cash balances, the secured credit facility or the accounts receivable securitization facility, and

•	that we expect the Bridger Logistics Acquisition to close in July 2015.

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

Results of Operations

Three months ended April 30, 2015 compared to April 30, 2014

			Favorable
(amounts in thousands)			(Unfavorable)
Three months ended April 30,	2015	2014	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	178,583	185,961	(7,378)	(4)%
Wholesale – Sales to Resellers	67,823	71,963	(4,140)	(6)%
	246,406	257,924	(11,518)	(4)%
Midstream operations (barrels processed)	4,515	—	4,515	NM

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$310,311	$445,731	$(135,420)	(30)%
Wholesale – Sales to Resellers	112,457	151,720	(39,263)	(26)%
Other Gas Sales (a)	22,899	27,666	(4,767)	(17)%
Other	81,591	97,000	(15,409)	(16)%
Propane and related equipment revenues	527,258	722,117	(194,859)	(27)%
Midstream operations	5,293	—	5,293	NM
	$532,551	$722,117	$(189,566)	(26)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$142,180	$164,254	$(22,074)	(13)%
Wholesale – Sales to Resellers (a)	49,803	38,607	11,196	29%
Other	23,882	27,612	(3,730)	(14)%
Propane and related equipment gross margin	215,865	230,473	(14,608)	(6)%
Midstream operations (d)	3,416	—	3,416	NM
	$219,281	$230,473	$(11,192)	(5)%

Operating income	$60,435	$67,531	$(7,096)	(11)%

Adjusted EBITDA
Propane and related equipment	$104,421	$112,602	$(8,181)	(7)%
Midstream operations	422	—	422	NM
Corporate and other	(8,570)	(12,787)	4,217	33%
Adjusted EBITDA (c)	$96,273	$99,815	$(3,542)	(4)%

Interest expense	$(23,510)	$(20,189)	$(3,321)	(16)%
Interest expense - operating partnership	(19,476)	(16,146)	(3,330)	(21)%
NM - Not Meaningful

a)	Gross margin from Other Gas Sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes in each respective category.

b)
Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

c)
Adjusted EBITDA is calculated as net earnings attributable to Ferrellgas Partners, L.P., income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on disposal of assets, other expense (income), net, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) gain (loss) on changes in fair value of derivatives not designated as hedging instruments and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

d)	Gross margin from Midstream operations represents “Revenues - Midstream operations” less “Cost of product sold – Midstream operations” and does not include depreciation and amortization.

The following table summarizes EBITDA, Adjusted EBITDA and Distributable cash flow attributable to common unitholders for the three months ended April 30, 2015 and 2014, respectively:

(amounts in thousands)
Three months ended April 30,	2015	2014
Net earnings attributable to Ferrellgas Partners, L.P.	$35,812	$45,385
Income tax expense	917	1,677
Interest expense	23,510	20,189
Depreciation and amortization expense	23,324	20,913
EBITDA	83,563	88,164
Non-cash employee stock ownership plan compensation charge	8,566	3,710
Non-cash stock-based compensation charge	3,271	5,832
Loss on disposal of assets	2,203	1,732
Other expense (income), net	(212)	(225)
Litigation accrual and related legal fees associated with a class action lawsuit	83	97
Unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments	(1,609)	—
Net earnings attributable to noncontrolling interest	408	505
Adjusted EBITDA	96,273	99,815
Net cash interest expense (a)	(22,422)	(19,941)
Maintenance capital expenditures (b)	(5,151)	(4,762)
Cash paid for taxes	(67)	(225)
Proceeds from asset sales	1,331	785
Distributable cash flow to equity investors (c)	69,964	75,672
Distributable cash flow attributable to general partner and non-controlling interest	1,400	1,513
Distributable cash flow attributable to common unitholders (d)	68,564	74,159
Less: Distributions paid to common unitholders	41,359	39,594
Distributable cash flow surplus	$27,205	$34,565

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

Propane and related equipment sales

Propane sales volumes during the three months ended April 30, 2015 decreased 4% or 11.5 million gallons, from that of the prior year period primarily due to 9.8 million and 4.1 million of decreased gallon sales to retail and wholesale customers, respectively, partially offset by 2.4 million of acquisition related gallons.

Weather in the more highly concentrated geographic areas we serve for the three months ended April 30, 2015 was approximately 6% warmer than that of the prior year period. We believe retail and wholesale customer sales volumes decreased due to the relatively warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended April 30, 2015 averaged 54% and 59% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.55 and $1.20 per gallon during the three months ended April 30, 2015 and 2014, respectively, while the wholesale market price at Conway, Kansas averaged $0.50 and $1.22 per gallon during the three months ended April 30, 2015 and 2014, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane resulted in an increase in our gross margin per gallon for sales not including certain commercial customers. During this period of significantly lower prices, we earned a relatively greater gross margin per gallon on such sales as our ability to maintain sales price per gallon did not decline at the same rate as the corresponding decline in wholesale propane prices.

We experienced a decrease in gross margin for certain commercial customers. During February 2014, the wholesale cost of propane in Conway, Kansas decreased significantly. During this period of rapidly decreasing wholesale propane prices our gross margin per gallon sold to certain commercial customers with contracted sales volumes increased substantially.  Although wholesale propane prices in the current year period are below those of the prior year period the current year period did not experience a similar decrease in wholesale propane prices and as a result our gross margin on gallons sold to certain commercial customers with contracted sales volumes decreased significantly from that of the prior year period.

Revenues

Retail sales decreased $135.4 million compared to the prior year period. This decrease resulted primarily from a $115.9 million decrease in sales price per gallon and from a $24.8 million decrease in retail propane volumes, partially offset by a $5.3 million increase resulting from gallons gained through acquisitions completed during the last twelve months, each as discussed above.

Wholesale sales decreased $39.3 million compared to the prior year period. This decrease resulted primarily from $38.6 million of decreased sales price per gallon and a $0.7 million decrease resulting from decreased sales volumes.

Other gas sales decreased $4.8 million compared to the prior year period primarily due to $28.9 million of decreased sales price per gallon, partially offset by a $24.1 million increase resulting from greater sales volumes.

Other revenues decreased $15.4 million compared to the prior year period, primarily due to the timing of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $10.9 million compared to the prior year period. This decrease resulted primarily from a $6.9 million decrease in gross margin per gallon nationally, as discussed above and a $4.0 million decrease in propane sales volumes, as discussed above.

Gross margin - Other

Gross margin decreased $3.7 million primarily due to a $3.0 million decrease in gross margin from lower margin equipment sales.

Adjusted EBITDA

Adjusted EBITDA decreased $8.2 million primarily due to a $10.9 million decrease in "Gross margin - Propane and other gas liquid sales", a $3.7 million decrease in Gross margin - Other, each as discussed above, and a $2.0 million increase in "Equipment lease expense" primarily due to the replacement of older vehicles, partially offset by an $8.4 million decrease in "Operating expense". "Operating expense" decreased due to a $5.1 million decrease in personnel related costs, primarily due to the reduction of performance-based incentive expenses, a $3.6 million decrease in vehicle fuel and other vehicle costs and a $1.4 million decrease in plant and office costs, partially offset by $1.1 million of expense related to gallons gained through acquisitions completed during the last twelve months.
Midstream operations - Disposal wells

Our midstream operations began with our May 2014 acquisition of Sable, thus there are no comparable results for the three months ended April 30, 2015.

Revenues

Our midstream operations segment generated $5.3 million of skimming oil and salt water disposal revenues.

Gross margin

Our midstream operations segment generated $3.4 million of skimming oil and salt water gross margin.

Adjusted EBITDA

Our midstream operations segment Adjusted EBITDA of $0.4 million during three months ended April 30, 2015 was due to the $3.4 million of gross margin discussed above, partially offset by $3.0 million of operating expenses.

Consolidated

Operating income

"Operating income" decreased $7.1 million compared to the prior year period primarily due to a $11.2 million decrease in total gross margin as discussed above, a $4.9 million increase in "Non-cash employee stock ownership plan compensation charge", a $2.4 million increase in “Depreciation and amortization expense” and a $1.7 million increase in "Equipment lease expense", partially offset by a $7.6 million decrease in "Operating expense" and a $6.0 million decrease in "General and administrative expense".

"Non-cash employee stock ownership plan compensation charge" increased primarily due to the timing of the allocation of Ferrell Companies shares allocated to employees during the current year period as compared to the prior year period. “Depreciation and amortization expense” increased primarily due to assets acquired in our Midstream operations - Disposal well segment. "Equipment lease expense" increased primarily due to the replacement of older vehicles. "Operating expense" decreased $10.0 million due to decreased operating expenses in our propane and related equipment sales segment, as discussed above, which were partially offset by $3.0 million of increased operating expenses in our Midstream operations - Disposal wells segment. “General and administrative expense” decreased primarily due to $4.4 million of decreased performance-based incentive expenses and by a decrease of $2.0 million in non-cash stock based compensation charges.

Distributable cash flow attributable to equity investors

Distributable cash flow attributable to equity investors decreased from $75.7 million in the prior period to $70.0 million in the current period primarily due to a $3.5 million decrease in total Adjusted EBITDA as discussed above and $2.5 million increase in net cash interest expense paid.

Interest expense - consolidated

“Interest expense” increased $3.3 million primarily due to the issuance of new debt incurred to fund acquisitions and growth capital expenditures.

Interest expense - operating partnership

“Interest expense” increased $3.3 million primarily due to the issuance of new debt incurred to fund acquisitions and growth capital expenditures.

Nine months ended April 30, 2015 compared to April 30, 2014

			Favorable
(amounts in thousands)			(Unfavorable)
Nine months ended April 30,	2015	2014	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	518,726	558,142	(39,416)	(7)%
Wholesale – Sales to Resellers	211,068	233,664	(22,596)	(10)%
	729,794	791,806	(62,012)	(8)%
Midstream operations (barrels processed)	13,234	—	13,234	NM

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$945,515	$1,215,655	$(270,140)	(22)%
Wholesale – Sales to Resellers	358,195	469,960	(111,765)	(24)%
Other Gas Sales (a)	97,185	111,171	(13,986)	(13)%
Other	220,622	210,044	10,578	5%
Propane and related equipment revenues	1,621,517	2,006,830	(385,313)	(19)%
Midstream operations	20,362	—	20,362	NM
	$1,641,879	$2,006,830	$(364,951)	(18)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$420,386	$432,735	$(12,349)	(3)%
Wholesale – Sales to Resellers (a)	131,319	131,535	(216)	—%
Other	72,950	78,601	(5,651)	(7)%
Propane and related equipment gross margin	624,655	642,871	(18,216)	(3)%
Midstream operations (d)	14,298	—	14,298	NM
	$638,953	$642,871	$(3,918)	(1)%

Operating income	$163,082	$169,423	$(6,341)	(4)%

Adjusted EBITDA
Propane and related equipment	$291,869	$297,945	$(6,076)	(2)%
Midstream operations	5,621	—	5,621	NM
Corporate and other	(29,928)	(35,332)	5,404	15%
Adjusted EBITDA (c)	$267,562	$262,613	$4,949	2%

Interest expense	$(71,797)	$(64,372)	$(7,425)	(12)%
Interest expense - operating partnership	(59,695)	(52,242)	(7,453)	(14)%
Loss on extinguishment of debt	—	(21,202)	21,202	NM
NM - Not Meaningful

a)	Gross margin from Other Gas Sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes in each respective category.

b)
Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

c)
Adjusted EBITDA is calculated as net earnings attributable to Ferrellgas Partners, L.P., income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on disposal of assets, other expense (income), net, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) gain (loss) on changes in fair value of derivatives not designated as hedging instruments and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

d)	Gross margin from Midstream operations represents “Revenues - Midstream operations” less “Cost of product sold – Midstream operations” and does not include depreciation and amortization.

The following table summarizes EBITDA, Adjusted EBITDA and Distributable cash flow attributable to common unitholders for the nine months ended April 30, 2015 and 2014, respectively:

(amounts in thousands)
For the nine months ended April 30,	2015	2014
Net earnings attributable to Ferrellgas Partners, L.P.	$88,395	$81,006
Income tax expense	1,448	2,391
Interest expense	71,797	64,372
Depreciation and amortization expense	70,576	61,771
EBITDA	232,216	209,540
Loss on extinguishment of debt	—	21,202
Non-cash employee stock ownership plan compensation charge	16,728	10,389
Non-cash stock-based compensation charge	19,701	16,182
Loss on disposal of assets	4,578	3,426
Other expense (income), net	415	(498)
Change in fair value of contingent consideration	(6,300)	—
Litigation accrual and related legal fees associated with a class action lawsuit	806	1,422
Unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments	(1,609)	—
Net earnings attributable to noncontrolling interest	1,027	950
Adjusted EBITDA	267,562	262,613
Net cash interest expense (a)	(68,599)	(61,507)
Maintenance capital expenditures (b)	(14,863)	(13,345)
Cash paid for taxes	(333)	(403)
Proceeds from asset sales	4,060	3,267
Distributable cash flow to equity investors (c)	187,827	190,625
Distributable cash flow attributable to general partner and non-controlling interest	3,757	3,813
Distributable cash flow attributable to common unitholders (d)	184,070	186,812
Less: Distributions paid to common unitholders	124,074	118,702
Distributable cash flow surplus	$59,996	$68,110

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

Propane and related equipment sales

Propane sales volumes during the nine months ended April 30, 2015 decreased 8% or 62.0 million gallons, from that of the prior year period primarily due to 47.5 million and 22.6 million of decreased gallon sales to retail and wholesale customers, respectively, partially offset by 8.1 million of acquisition related gallons.

Weather in the more highly concentrated geographic areas we serve for the nine months ended April 30, 2015 was approximately 8% warmer than that of the prior year period and 3% warmer than normal. We believe retail and wholesale customer sales volumes decreased due to warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the nine months ended April 30, 2015 averaged 39% and 45% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.73 and $1.19 per gallon during the nine months ended April 30, 2015 and 2014, respectively, while the wholesale market price at Conway, Kansas averaged $0.71 and $1.28 per gallon during the nine months ended April 30, 2015 and 2014, respectively.

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

Revenues

Retail sales decreased $270.1 million compared to the prior year period. This decrease resulted primarily from a $184.3 million decrease in sales price per gallon and a $103.9 million decrease in retail propane sales volumes, partially offset by an $18.1 million increase resulting from gallons gained through acquisitions completed during the last twelve months, each as discussed above.

Wholesale sales decreased $111.8 million compared to the prior year period. This decrease resulted primarily from $84.8 million of decreased sales price per gallon and $27.0 million of decreased sales volumes.

     Other gas sales decreased $14.0 million compared to the prior year period primarily due to $67.2 million of decreased sales price per gallon, partially offset by $53.2 million of increased sales volumes.

Other revenues increased $10.6 million compared to the prior year period, primarily due to the timing of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $12.6 million compared to the prior year period. This decrease resulted primarily from a $43.3 million decrease in propane sales volumes, as discussed above, partially offset by a $21.3 million increase in gross margin per gallon and $9.4 million resulting from gallons gained through acquisitions completed during the last twelve months, as discussed above.

Gross margin - Other

Gross margin decreased $5.7 million primarily due to a $3.0 million decrease in miscellaneous fees billed to customers.

Adjusted EBITDA

Adjusted EBITDA decreased $6.1 million primarily due to a $12.6 million decrease in "Gross margin - Propane and other gas liquid sales", a $5.7 million decrease in Gross margin - Other, both as discussed above, and a $5.3 million increase in

"Equipment lease expense" partially offset by a $17.5 million decrease in "Operating expense". "Equipment lease expense" increased $5.3 million primarily due to the replacement of older vehicles. "Operating expense" decreased due to a $8.1 million decrease in personnel related costs, primarily due to the reduced performance-based incentive expenses, a $7.5 million decrease in vehicle fuel and other vehicle costs, a $4.8 million decrease in general liability and workers compensation costs and a $2.8 million decrease in plant and office costs, partially offset by $4.0 million of expense related to gallons gained through acquisitions completed during the last twelve months.

Midstream operations - Disposal wells

Our midstream operations began with our May 2014 acquisition of Sable, thus there are no comparable results for the nine months ended April 30, 2014.

Revenues

Our midstream operations segment generated $20.4 million of skimming oil and salt water disposal revenues.

Gross margin

Our midstream operations segment generated $14.3 million of skimming oil and salt water gross margin.

Adjusted EBITDA

Our midstream operations segment Adjusted EBITDA of $5.6 million during the nine months ended April 30, 2015 was due to the $14.3 million of gross margin discussed above, partially offset by $8.7 million of operating expenses.

Consolidated

Operating income

"Operating income" decreased $6.3 million compared to the prior year period primarily due to an $8.8 million increase in "Depreciation and amortization expense", a $6.3 million increase in "Non-cash employee stock ownership plan compensation charge", a $4.7 million increase in "Equipment lease expense" and a $3.9 million decrease in total gross margin, as discussed above, partially offset by a $16.7 million decrease in "Operating expense".

“Depreciation and amortization" increased primarily due to assets acquired in our Midstream operations - Disposal well segment. "Non-cash employee stock ownership plan compensation charge" increased primarily due to the timing of the allocation of Ferrell Companies shares allocated to employees during the current year period as compared to the prior year period. "Equipment lease expense" increased primarily due to the replacement of older vehicles. "Operating expense" decreased $19.1 million primarily due to decreased operating expenses in our propane and related equipment sales segment, as discussed above, and $6.3 million due to a decrease in the fair value of contingent consideration related to our Midstream operations - Disposal well segment, which were partially offset by $8.7 million of increased operating expenses in our Midstream operations - Disposal wells segment.

Distributable cash flow attributable to equity investors

Distributable cash flow attributable to equity investors decreased from $190.6 million in the prior period to $187.8 million in the current period primarily due to a $7.1 million increase in net cash interest expense paid, partially offset by a $4.9 million increase in total Adjusted EBITDA, as discussed above.

Interest expense - consolidated

“Interest expense” increased $7.4 million primarily due to a $9.5 million increase from the issuance of new debt incurred to fund acquisitions and growth capital expenditures, partially offset by a $3.4 million decrease due to lower rates on the new senior debt issued in fiscal 2014.

Interest expense - operating partnership

“Interest expense” increased $7.5 million primarily due to a $9.5 million increase from the issuance of new debt incurred to fund acquisitions and growth capital expenditures, partially offset by a $3.4 million decrease due to lower rates on the new senior debt issued in fiscal 2014.

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

On May 29, 2015, we entered into a purchase and sale agreement with Bridger, LLC (“Bridger”) to acquire from Bridger all of the outstanding membership interests of Bridger Logistics, LLC (“Bridger Logistics") and its subsidiaries for approximately $562.5 million in cash, subject to certain post-closing adjustments for working capital, indebtedness and transaction expenses, and 11.2 million Ferrellgas Partners common units (“Bridger Logistics Acquisition”). We expect the Bridger Logistics Acquisition to close in July 2015, subject to customary closing conditions. However, there can be no assurance that the Bridger Logistics Acquisition will be completed. After the closing of the Bridger Logistics Acquisition, Ferrellgas Partners will contribute all of its interests in Bridger Logistics to the operating partnership and Bridger Logistics will be its wholly owned subsidiary.
Bridger Logistics is a domestic crude oil transportation and logistics provider with an integrated portfolio of midstream assets, which connects crude production in prolific unconventional resource plays to downstream markets. Bridger Logistics’ truck, pipeline terminal, pipeline, rail and maritime assets form a comprehensive, fee-for-service business model, and it is expected substantially all of its cash flow will be generated from fee-based commercial agreements.
Also on May 29, 2015, we entered into an amendment to our secured credit agreement in order to facilitate the Bridger Logistics Acquisition and to amend certain covenants to (i) give pro forma effect to the contemplated issuance of the operating partnership's senior notes, the possible incurrence by the operating partnership of certain other indebtedness, the consummation of such acquisition and the contribution of such equity interests by Ferrellgas Partners to the operating partnership and (ii) permit the repayment of such senior notes and other indebtedness in accordance with the contemplated terms thereof in the event that such acquisition and contribution are not consummated by October 1, 2015.
On June 8, 2015, Ferrellgas Partners issued 6.325 million new common units in an underwritten offering to the public. We intend to use the net proceeds from this offering to fund a portion of the cash consideration for the Bridger Logistics Acquisition. Prior to closing the Bridger Logistics Acquisition, we may use the net proceeds from this offering to make short-term liquid investments at our discretion. If the Bridger Logistics Acquisition is not completed, we intend to use the net proceeds from this offering for working capital and other general partnership purposes.
Also on June 8, 2015, the operating partnership issued $500.0 million in aggregate principal amount of new 6.75% senior notes due 2023 at an offering price equal to par. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act. The operating partnership received $491.3 million of net proceeds after deducting expenses of the offering. The operating partnership intends to distribute the net proceeds from this offering to Ferrellgas Partners fund a portion of the cash consideration for the pending Bridger Logistics Acquisition. Prior to closing the Bridger Logistics Acquisition, we may use the net proceeds from this offering to make short-term liquid investments at our discretion.

Subsequent to closing, any excess borrowings from these financing transactions will be applied to pay down the outstanding balance of our secured credit facility.

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the twelve months ended April 30, 2015 to the twelve months ended January 31, 2015 is as follows (in thousands):

	Distributable Cash Flow	Changes in cash reserves approved by our General Partner	Cash distributions paid	DCF ratio
Nine months ended April 30, 2015	$187,827	$(61,141)	$126,686
For the year ended July 31, 2014	190,497	(27,769)	162,728
Less: Nine months ended April 30, 2014	190,625	(69,420)	121,205
Twelve months ended April 30, 2015	$187,699	$(19,490)	$168,209	1.12

Twelve months ended January 31, 2015	193,407	(26,999)	166,408	1.16
Increase (decrease)	$(5,708)	$7,509	$1,801	(0.04)

For the twelve months ended April 30, 2015 distributable cash flow decreased $5.7 million. Cash distributions paid increased $1.8 million primarily due to the issuance of 3.5 million common units during the twelve months ended April 30, 2015. These changes resulted in a decrease in our distribution coverage ratio to 112% for the twelve months ended April 30, 2015 as compared to 116% for the twelve months ended January 31, 2015. The changes in cash reserves of $19.5 million and $27.0 million in the twelve months ended April 30, 2015 and January 31, 2015, respectively, were established to meet future anticipated expenditures.

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

A quarterly distribution of $0.50 will be paid on June 12, 2015 to all common units that were outstanding on June 5, 2015. This represents the eighty-third consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of April 30, 2015, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2015. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of common units for general business purposes, which, among other things, may include the following: repayment of outstanding indebtedness; the redemption of any senior notes (other than common units) previously issued; working capital; capital expenditures; acquisitions, or other general business purposes. On June 8, 2014, Ferrellgas Partners issued 6.325 million common units to the public in an underwritten offering from this shelf registration statement to provide a portion of the cash purchase price in connection with the Bridger Logistics Acquisition; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of June 8, 2015, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

Operating Activities

Net cash provided by operating activities was $195.1 million for the nine months ended April 30, 2015, compared to net cash provided by operating activities of $103.9 million for the nine months ended April 30, 2014. This increase in cash provided by operating activities was primarily due to a $83.3 million decrease in working capital requirements and a $12.1 million increase in cash flow from operations which was somewhat offset by a $4.3 million increase in other assets, net, used to fund margin deposits made toward price risk management activities.

The decrease in working capital requirements was primarily due to a $106.2 million decrease in accounts receivable resulting primarily from the decrease in the wholesale price of propane as well as the timing of billing and collections on accounts receivable and a $40.7 million decrease in inventory from the decrease in the wholesale price of propane as well as the timing of inventory purchases and a $6.3 million decrease in accrued interest expense due to the timing of interest payments. These decreases in working capital requirements were partially offset by a $44.2 million decrease in accounts payable resulting primarily from the decrease in the wholesale price of propane as well as from the timing of purchases and disbursements, a $11.6 million increase in prepaid expenses and other current assets primarily due to margin deposits made toward price risk management activities and a $14.0 million decrease in other current liabilities, primarily due to the timing of payments and collections of customer deposits.

The increase in cash flow from operations is primarily due to a $14.7 million decrease in "Loss on extinguishment of debt, $14.3 million in gross margin from our Midstream operations, as discussed above, and a $10.4 million decrease in

"Operating expense" partially offset by a $7.4 million increase in "Interest expense", a $4.7 million increase in "Equipment lease expense" and a $12.6 million of decreased “Gross margin – Propane and other gas liquid sales”, as discussed above.

The operating partnership

Net cash provided by operating activities was $203.1 million for the nine months ended April 30, 2015, compared to net cash used in operating activities of $111.8 million for the nine months ended April 30, 2014. This increase in cash provided by operating activities was primarily due to a $83.3 million decrease in working capital requirements and a $12.3 million increase in cash flow from operations which was somewhat offset by a $4.3 million increase in other assets, net, used to fund margin deposits made toward price risk management activities.

The decrease in working capital requirements was primarily due to a $106.2 million decrease in accounts receivable resulting primarily from the decrease in the wholesale price of propane as well as the timing of billing and collections on accounts receivable and a $40.7 million decrease in inventory from the decrease in the wholesale price of propane as well as the timing of inventory purchases and a $6.3 million decrease in accrued interest expense due to the timing of interest payments. These decreases in working capital requirements were partially offset by a $44.2 million decrease in accounts payable resulting primarily from the decrease in the wholesale price of propane as well as from the timing of purchases and disbursements, a $11.6 million increase in prepaid expenses and other current assets primarily due to margin deposits made toward price risk management activities and a $14.0 million decrease in other current liabilities, primarily due to the timing of payments and collections of customer deposits.

The increase in cash flow from operations is primarily due to a $14.7 million decrease in "Loss on extinguishment of debt, a $14.3 million in gross margin from our Midstream operations as discussed above, and a $10.5 million decrease in "Operating expense" partially offset by a $7.5 million increase in "Interest expense", a $4.7 million increase in "Equipment lease expense" and a $12.6 million of decreased “Gross margin – Propane and other gas liquid sales”, as discussed above.

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

Net cash used in investing activities was $116.2 million for the nine months ended April 30, 2015, compared to net cash used in investing activities of $45.1 million for the nine months ended April 30, 2014. This increase in net cash used in investing activities is due to an increase of $61.8 million in "Business acquisitions, net of cash acquired" and a $10.1 million increase in "Capital expenditures".

The increase in "Capital expenditures" is primarily due to the timing of $1.6 million in Propane and related equipment sales growth and maintenance capital expenditures and $7.5 million of Midstream operations growth and maintenance projects.

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

Financing Activities

Net cash used in financing activities was $79.8 million for the nine months ended April 30, 2015, compared to net cash provided by financing activities of $69.3 million for the nine months ended April 30, 2014. This decrease in net cash used in financing activities was primarily due to a $144.4 million decrease in net credit facility and accounts receivable short term borrowings and a $49.2 million decrease in long-term borrowings due to the decrease in working capital requirements resulting from the decrease in the wholesale cost of propane, partially offset by $42.0 million in proceeds from equity offerings, which was primarily used to fund acquisitions during the period and a $7.7 million decrease in cash paid for financing costs.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $125.3 million during the nine months ended April 30, 2015 in connection with the distributions declared for the three months ended July 31, 2014, October 31, 2014, and January 31, 2015. The quarterly distribution on all common units and the related general partner distribution for the three months ended April 30, 2015 of $41.8 million are expected to be paid on June 12, 2015 to holders of record on June 5, 2015.

Secured credit facility

As of April 30, 2015, we had total borrowings outstanding under our secured credit facility of $174.2 million, all of which was classified as long-term debt. Additionally, Ferrellgas had $364.7 million and $350.4 million of available borrowing capacity under our secured credit facility as of April 30, 2015 and July 31, 2014, respectively.

Borrowings outstanding at April 30, 2015 under the secured credit facility had a weighted average interest rate of 3.5%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of April 30, 2015, the federal funds rate and Bank of America’s prime rate were 0.13% and 3.25%, respectively. As of April 30, 2015, the one-month and three-month Eurodollar Rates were 0.19% and 0.30%, respectively.

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

Letters of credit outstanding at April 30, 2015 totaled $61.1 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At April 30, 2015, we had remaining letter of credit capacity of $138.9 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of April 30, 2015, the rate was 2.50%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility decreased $47.0 million. We received net funding of $26.0 million from this facility during the nine months ended April 30, 2015 as compared to receiving net funding of $73.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of April 30, 2015, we had received cash proceeds of $117.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of April 30, 2015, the weighted average interest rate was 2.1%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

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

Distributions

The operating partnership paid cash distributions of $134.5 million and $129.1 million during the nine months ended April 30, 2015 and 2014, respectively. The operating partnership expects to pay cash distributions of $50.1 million on June 12, 2015.

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

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $183.5 million for the nine months ended April 30, 2015, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the nine months ended
	April 30, 2015	April 30, 2015
Ferrell Companies (1)	22,529,361	$33,795
FCI Trading Corp. (2)	195,686	294
Ferrell Propane, Inc. (3)	51,204	78
James E. Ferrell (4)	4,358,475	6,537

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman of the Board of Directors of our general partner and a former employee.

During the nine months ended April 30, 2015, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.6 million.

On June 8, 2015, James E. Ferrell, purchased 0.4 million common units in connection with an underwritten offering to the public on the same day.

On June 12, 2015, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $11.3 million, $0.1 million, $26 thousand, $2.2 million and $0.9 million, respectively.

Contractual Obligations
In the performance of our operations, we are bound by certain contractual obligations.
The following table summarizes the following:

•
our long-term debt and fixed rate interest obligations at April 30, 2015, adjusted for the June 2015 effect of an issuance of $500.0 million in aggregate principal amount of 6.75% senior notes due 2023 at an offering price equal to par, and

•our contingent consideration obligation for the Sable acquisition adjusted for the change in fair value recorded during fiscal 2015.

	Payment or settlement due by fiscal year
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt, including current portion (1)	$940	$3,563	$3,227	$1,704	$118,923	$1,657,722	$1,786,079
Fixed rate interest obligations (2)	40,130	114,666	114,010	114,010	114,010	295,854	792,680
Contingent consideration (3)	-	100	-	-	-	-	100
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

(3)	We have a contingent consideration obligation for the Sable acquisition that is based upon our estimate of the amount and likelihood that certain targeted EBITDA metrics will be met and exceeded.

The operating partnership
The contractual obligation updates included in the table above also apply to the operating partnership and are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt, including current portion (1)	$940	$3,563	$3,227	$1,704	$118,923	$1,475,722	$1,604,079
Fixed rate interest obligations (2)	32,281	98,969	98,313	98,313	98,313	280,155	706,344
Contingent consideration (3)	-	100	-	-	-	-	100
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

(3)	We have a contingent consideration obligation for the Sable acquisition that is based upon our estimate of the amount and likelihood that certain targeted EBITDA metrics will be met and exceeded.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2015. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

Commodity price risk management

Our risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. We do not conduct significant risk management activities related to our Midstream operations.

Our risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets. Propane related financial derivatives are designated as cash flow hedges. Transport fuel related financial derivatives are not designated as cash flow hedges.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2015 and July 31, 2014, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $13.1 million and $9.0 million as of April 30, 2015 and July 31, 2014, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At April 30, 2015, we had $291.2 million in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $2.9 million for the twelve months ending April 30, 2016. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We have the following interest rate swaps outstanding as of April 30, 2015, all of which are designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of three years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $1.4 million on the $140.0 million swap and ($1.2 million) on the $175.0 million swap for the twelve months ending April 30, 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2015, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows.

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that Ferrellgas and one of its competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint did not seek monetary remedies.  Ferrellgas reached a settlement with the FTC during the three months ended October 31, 2014 without any financial payment; the settlement has been approved by a vote of the Commission and became final after a public comment period.

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

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.    We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case.  We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

We were also named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims alleged breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. We recently prevailed in a trial to determine whether the claims were required to be arbitrated, resulting in a dismissal of this case. There is no probable or reasonably estimable loss relating to this matter.
ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2014, and our Current Report on Form 8-K filed with the SEC on June 1, 2015.

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
1.1
Underwriting Agreement, dated June 2, 2015 among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and the Underwriters named therein. Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed June 8, 2015.

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

4.10
Indenture, dated June 8, 2015, among Ferrellgas, L.P., Ferrellgas, Finance Corp. the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, relating to $500 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 8, 2015.

4.11
Registration Rights Agreement, dated as of June 8, 2015, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and J.P. Morgan Securities L.L.C., as representative of the several initial purchasers. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 8, 2015

10.1
Credit Agreement dated as of November 2, 2009, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed September 29, 2014.

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

10.4
Third Amendment to Credit Agreement dated as of June 6, 2014, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed June 9, 2014.

*		10.5
Amendment No. 4 to Credit Agreement and Amendment No. 2 to Security Agreement dated as of May 29, 2015, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto.

		10.6
Amended and Restated Receivable Sale Agreement dated as of January 19, 2012, between Ferrellgas, L.P. and Blue Rhino Global Sourcing, Inc., as originators, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2012.

		10.7
Receivables Purchase Agreement dated as of January 19, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2012.

		10.8
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

	#	10.9
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

		10.23
Agreement and Release dated as of January 27, 2015 by and between Ferrellgas, Inc. as the company and J. Ryan VanWinkle as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 28, 2015.

		10.24
Purchase and Sale Agreement, dated May 29, 2015, by and between Ferrellgas Partners, L.P and Bridger, L.L.C. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 1, 2015.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 9, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 9, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 9, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 9, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director

E-4