Form 10-K
period 2015-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2015-09-29
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2015
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2015, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $1,364,265,558. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At September 1, 2015, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	100,376,789	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

2

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

 For the fiscal year ended July 31, 2015
FORM 10-K ANNUAL REPORT

			Page
PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	14
ITEM	1B.	UNRESOLVED STAFF COMMENTS	39
ITEM	2.	PROPERTIES	39
ITEM	3.	LEGAL PROCEEDINGS	41
ITEM	4.	MINE SAFETY DISCLOSURES	42
PART II
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	42
ITEM	6.	SELECTED FINANCIAL DATA	43
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	73
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	74
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	74
ITEM	9A.	CONTROLS AND PROCEDURES	74
ITEM	9B.	OTHER INFORMATION	77
PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	77
ITEM	11.	EXECUTIVE COMPENSATION	83
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	98
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	100
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	101
PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	102

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

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;

•	“water solutions revenues” refers to fees charged for the processing and disposal of salt water as well as the sale of skimming oil;

•	"crude oil logistics revenues" refers to fees charged for crude oil transportation and logistics services on behalf of producers and end-users of crude oil;

•	"crude oil purchases and sales" refers to crude oil purchased and sold in connection with crude oil transportation and logistics services on behalf of producers and end-users of crude oil;

•	"crude oil hauled" refers to the crude oil volume in barrels transported through our operation of a fleet of trucks and tank trailers and rail cars;

•	“salt water volume” refers to the number of barrels of salt water processed at our disposal sites;

•
“skimming oil” refers to the oil collected from the process used at our salt water disposal wells through a combination of gravity and chemicals to separate crude oil that is dissolved in the salt water;

•	“Notes” refers to the notes of the consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable; and

•	"MBbls/d" refers to one thousand barrels per day.

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

ITEM 1.    BUSINESS.

Overview

Ferrellgas Partners, L.P. is a growth-oriented publicly traded Delaware limited partnership formed in 1994 and is engaged in:

•	the retail distribution of propane and related equipment sales, and

•	midstream operations, which is comprised of the following:

◦	crude oil logistics segment, which began subsequent to an acquisition in June 2015, and

◦	water solutions segment, which began subsequent to an acquisition in May 2014.

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

Our general partner performs all management functions for us and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 22.7% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

Our Businesses

Propane and related equipment sales

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2015 and a leading national provider of propane by portable tank exchange.

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

In the residential and industrial/commercial markets, propane is primarily used for space heating, water heating, cooking and other propane fueled appliances. In the portable tank exchange market, propane is used primarily for outdoor cooking using gas grills. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for a variety of industrial applications, including as an engine fuel burned in the internal combustion engines of vehicles and forklifts and as a heating or energy source in manufacturing and drying processes.

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

Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues – Propane and other gas liquids sales” and “Gross Margin – Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs by customer in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities.

As of July 31, 2015, approximately 52% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

In addition, we lease tanks to some of our independent distributors involved with our delivery of propane for portable tank exchanges. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from most of our competitors.

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2015	879
July 31, 2014	947
July 31, 2013	901

We utilize marketing programs targeting both new and existing customers by emphasizing:

•	our efficiency in delivering propane to customers;

•	our employee training and safety programs;

•	our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and

•	our national distributor network for our commercial and portable tank exchange customers.

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products. We also sell gas grills, grilling tools and accessories, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products through Blue Rhino Global Sourcing, Inc.

Our other activities in our propane and related equipment and supplies sales segment include the following:

•	the sale of refined fuels, and

•	common carrier services

In fiscal 2015, no one customer accounted for 10% or more of our consolidated revenues.

Effect of Weather and Seasonality

Weather conditions have a significant impact on demand for propane for heating purposes during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures in the winter heating season will tend to result in reduced propane usage, while sustained colder-than-normal temperatures in the winter heating season will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can also significantly impact this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane for heating purposes to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane for heating purposes to decrease which could lead to a reduction in our sales, income and liquidity availability.

The market for propane is seasonal because of increased demand during the winter heating season primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season. However, our propane by portable tank exchange business experiences higher volumes in the spring and summer, which include the majority of the grilling season. These volumes add to our operating profits during our first and fourth fiscal quarters due to those counter-seasonal business activities. These sales also provide us the ability to better utilize our seasonal resources at our propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

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

We believe that our broad geographic distribution helps us reduce exposure to regional weather and economic patterns. During times of colder-than-normal winter weather, we have been able to take advantage of our large, efficient distribution network to avoid supply disruptions, thereby providing us a competitive advantage in the markets we serve.

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

Our risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets. Our propane related financial derivatives are designated as cash flow hedges.

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

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2015, seven suppliers accounted for approximately 64% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected. If supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold – propane and other gas liquids sales” in our consolidated statement of earnings.

A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter propane forward and/or swap contracts that generally have terms of less than 36 months. We may also use options to hedge a portion of our forecasted purchases for up to 36 months in the future.

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

Propane has historically been less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in the parts of the country where propane is less expensive than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. Residential propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, we may be unable to expand our retail customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.

Risk Management Activities – Transportation Fuel Price Risk

We employ risk management activities that attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from retail fueling stations. We attempt to mitigate these price risks through the use of financial derivative instruments.

Our risk management strategy involves taking positions in the financial markets that are not more than the forecasted purchases of fuel for our internal use in the retail propane delivery fleet in order to minimize the risk of decreased earnings from an adverse price change. This risk management strategy locks in our purchase price and is successful when our gains or losses in the physical product markets are offset by our losses or gains in the financial markets. Our transport fuel financial derivatives are not designated as cash flow hedges.

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2015, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Business Strategy

Our business strategy for this segment is to:

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

Capitalize on our national presence and economies of scale

We believe our national presence of 862 propane distribution locations in the United States as of July 31, 2015 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

We also believe that investments in technology similar to ours require both a large scale and a national presence, in order to generate sustainable operational savings to produce a sufficient return on investment. For these reasons, we believe our national presence and economies of scale provide us with an on-going competitive advantage.

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 51 service centers and 862 service units as of July 31, 2015. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

The efficiencies gained from operating our technology platform allow us to consolidate our management teams at fewer locations, quickly adjust the sales prices to our customers and manage our personnel and vehicle costs more effectively to meet customer demand.

Our customer support capabilities allow us to accept emergency customer calls 24 hours a day, seven days a week. These combined capabilities provide us cost savings while improving customer service by reducing customer inconvenience associated with multiple, unnecessary deliveries.

Governmental Regulation - Environmental and Safety Matters

Propane is not currently subject to any price or allocation regulation and has not been defined by any federal or state environmental law as an environmentally hazardous substance.

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

With respect to the sale and distribution of propane, we are subject to regulations promulgated by the Occupational Safety and Health Administration (OSHA) under its Hazard Communication Standard (HCS), which requires preparation and maintenance of material safety data sheets, hazard labeling on products, and other worker protections. In 2012, OSHA promulgated new hazard communications requirements designed to align US HCS standards with those of other countries under a

Globally Harmonized System (“GHS”). These hazard labeling and communication changes, which took effect in June 2015, required us and other propane manufacturers and distributors to revise and update our consumer and compliance materials.

With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of flammable materials and are administered by the United States Department of Transportation ("DOT"). The National Fire Protection Association Pamphlet No. 58 establishes a national standard for the safe handling and storage of propane. Those rules and procedures have been adopted by us and serve as the industry standard by the states in which we operate.

We believe that we are in material compliance with all governmental regulations and industry standards applicable to environmental and safety matters.
Midstream operations
Crude oil logistics

Our midstream operations - crude oil logistics ("Bridger") segment, which we operate under the Bridger Logistics tradename provides domestic crude oil transportation and logistics services with an integrated portfolio of midstream assets connecting crude oil production in prolific basins in the U.S. to downstream markets. Bridger's truck, pipeline terminal, pipeline, rail and maritime assets form a comprehensive, fee-for-service business model, and substantially all of its cash flow is generated from fee-based commercial agreements.

Bridger's fee-based business model generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil with end markets across North America including a presence in all major domestic crude oil basins. The first link in Bridger's integrated value chain is its truck transportation operations. Bridger is the largest for-hire crude oil carriers in the U.S. by fleet size and has a presence in most domestic crude producing regions. Bridger charges producers and first purchasers of crude oil fees per barrel to transport crude from the wellhead to takeaway outlets, which provide connectivity to end markets and generate additional fee-for-service income. Bridger also owns or controls a number of assets connecting trucked crude volumes to downstream takeaway infrastructure, including pipeline injection terminals, crude storage, rail loading and unloading facilities, new build railcars, maritime assets and pipelines. The majority of Bridger's cash flow is generated under contracts with average remaining terms of four years.

Customers

Bridger's customers include crude oil producers, refiners and marketers. Generally, Bridger seeks to enter into long-term contracts to provide logistics services; however, contracts for the transportation of crude oil by truck, tend to be terminable on 30 days’ notice.

Bridger's largest customer, owns a refinery in Trainer, Pennsylvania. Bridger has entered into an agreement with this customer under which Bridger will provide logistics services to transport a minimum of 65 MBbls/d of crude oil from the Bakken region in North Dakota to the Trainer refinery. This agreement terminates in 2019, and the minimum volume commitment is subject on a monthly basis to a minimum average delivery amount per month of 35 MBbls/d. During the fiscal year ended July 31, 2015, approximately 50% of our crude oil logistics gross margin was generated from this customer.

A subsidiary of Bridger has also entered into a series of agreements with a subsidiary of a large oil producer in the Permian Basin, to provide truck oil transportation services on a "right of first call" basis within an area of mutual interest covering a significant portion of the Permian Basin in West Texas and New Mexico. This initial term of this agreement ends in 2019, then automatically extends for additional one (1) year periods during which time it may be terminated upon by six (6) months notice.

Bridger also entered into a ten-year transportation and logistics agreement with Jamex Marketing, LLC ("Jamex Marketing"), a company owned by James H. Ballengee, an owner of 9.5% of Ferrellgas Partners' outstanding common units. Under this agreement, Bridger will be the exclusive provider of crude oil logistics services to Jamex Marketing, and will also have the right of first offer with respect to any logistics services contracted by Jamex Marketing for any hydrocarbons.

A subsidiary of Bridger has also entered into a take-or-pay throughput agreement with an entity in connection with one of Bridger's Rockies pipeline terminals, pursuant to which Bridger provides dedicated storage and throughput services to this entity at that pipeline terminal. This agreement is scheduled to terminate in 2019, with automatic annual extensions unless a party gives notice 180 days prior to the renewal date.
.

Competition

Bridger faces significant competition, as many entities are engaged in the crude oil logistics business, some of which have greater financial resources than we do. Bridger's ability to compete could be harmed by factors that it cannot control, including:

•	the perception that another company can provide better service;

•	the availability of crude oil alternative supply points, or crude oil supply points located closer to the operations of its customers; and

•
a decision by its competitors to develop acquire or construct crude oil midstream assets and provide gathering, transportation, terminalling or storage services in geographic areas, or to customers, served by Bridger's assets and services.

Pricing Policy

Bridger earns fee for-service income by charging producers and first purchasers of crude oil fees per barrel to transport crude from the wellhead to downstream takeaway outlets, which provide connectivity to end markets. Bridger also owns and/or controls a number of assets connecting trucked crude volumes to downstream takeaway infrastructure, including pipeline injection terminals, crude storage, rail loading and unloading facilities, new build railcars, maritime assets and pipelines.

Business Strategy

We believe Bridger's crude oil logistics operations will serve as a platform to further develop our midstream business. We continue to seek large-scale growth opportunities that leverage the existing asset base, are meaningful in scale and could provide us with the opportunity to deploy capital at attractive multiples to generate long-term growth.

Governmental Regulation - Environmental and Safety Matters

Bridger's crude oil logistics operations are subject to stringent federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to protection of the environment. As with the midstream industry generally, compliance with current and anticipated environmental laws and regulations increases its overall cost of business, including its capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities, and even the issuance of injunctions that may restrict or prohibit some or all of its operations. We believe that Bridger's operations are in substantial compliance with applicable laws and regulations. However, environmental laws and regulations are subject to change, resulting in potentially more stringent requirements, and we cannot provide any assurance that the cost of compliance with current and future laws and regulations will not have a material adverse effect on the results of operations or earnings associated with the Bridger's business.

In December 2014, EPA proposed lowering the National Ambient Air Quality Standard ("NAAQS") from the current 75 parts per billion ("PPB") level to between 65 and 70 PPB using an 8-hour average. This change, if finalized in 2017 as currently scheduled, could significantly expand the number of areas and counties deemed to be in nonattainment with federal ozone standards, and could force states to impose additional emissions controls on oil, gas and other industrial sectors.

In May 2015, the DOT issued final rules for oil-by-rail transportation requiring that certain older tank cars be phased out of operation and that new tank cars comply with certain design requirements. All tank cars built after October 1, 2015 must meet these new standards. DOT-111 tank cars must be retrofitted or replaced within three years and CPC-1232 tank cars without insulating jackets must be retrofitted or replaced within five years. We estimate that it will cost approximately $30.0 million to bring Bridger's tank cars into compliance with the new standards. In May 2015, the U.S. Environmental Protection Agency also released final rules that could expand the boundaries of federal jurisdiction under the Clean Water Act, raising the potential for increased oversight of infrastructure development and, as discussed below, increased federal liability for accidental releases to the environment.

In August 2015, as part of the Administration's Climate Action Plan, EPA released a suite of proposed rules that, if finalized, would increase regulatory oversight of midstream oil and gas operations under the Clean Air Act. These included proposed methane New Source Performance Standards ("NSPS") at new and modified sources in the oil and gas industry, new draft Control Technique Guidelines for reducing volatile organic compound ("VOC") emissions from existing oil and gas sources in ozone nonattainment areas, and proposed clarifications to EPA's methodology for aggregating pollutant emissions from buildings, structures, facilities and installations within the oil and natural gas industry for the purpose of making major source determinations under the Clean Air Act.
Water solutions

Our midstream operations - water solutions ("Water solutions") segment generates revenues from treatment and disposal of salt water generated from crude oil production operations at our salt water disposal wells and from the sale of recovered crude oil from our skimming oil process. Our facilities are located near oil and gas production fields with high levels of crude oil and natural gas in the Eagle Ford Basin in Texas.

Industry

Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and crude oil. Production water is salt water from underground formations that is brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and crude oil. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil that is dissolved in the salt water through a process known as "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps. Our revenue per barrel of salt water processed is derived from a blend of fees we charge our customers to dispose of salt water at our facilities and skimming oil sales.

Customers

Our water solutions operations customers consist primarily of salt water transportation companies and large exploration and production companies who conduct drilling operations near our facilities. During the fiscal year ended July 31, 2015, 28% of our water solutions gross margin was generated from a single customer.

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

Business Strategy

Our business strategy for this segment is to expand our operations and diversify our business through disciplined acquisitions and internal growth as accretive opportunities become available. We anticipate these growth opportunities will leverage our expertise in transportation, storage and terminaling of energy related products.

Permits and Regulatory Compliance

We operated nine salt water disposal facilities as of September 2, 2015 all in the Eagle Ford shale region of south Texas. Each of these facilities is permitted to inject non-hazardous oil and gas waste into an Underground Injection Control (“UIC”) Class II disposal well. These wells have been drilled in certain acceptable geologic formations far below the base of underground sources of fresh water to a point that is safely separated by other substantial geological confining layers according to environmental laws that are administered under the auspices of the federal government or states with primacy. We are actively seeking UIC Class II disposal permits for additional facilities that we intend to develop and operate.

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

In connection with our acquisition, development or expansion of a Class II injection facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures would impact the entire industry and, accordingly, would not be expected to place us at any competitive disadvantage.

Governmental Regulation - Environmental and Safety Matters

Like the customers we service, our water solutions business is subject to extensive, complex and evolving federal, state and local environmental, health, safety and transportation laws and regulations that can affect the cost, manner, feasibility or timing of doing business. These laws and regulations are administered by the United States Environmental Protection Agency (“EPA”) and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States. The Railroad Commission of Texas ("RRCT") is the principal state agency that regulates our water solutions business in Texas.

Many of these agencies regularly examine and inspect our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, the oil and gas industry that we serve has perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in related industries. These increases in regulatory oversight can affect both the demand for our services and our ability to supplying services at an economically viable level.

The key United States federal environmental, safety and health statutes affecting our business are summarized below. While the EPA retains oversight authority, the state of Texas has primary authority to administer regulatory and enforcement programs under each of these statutes, their state analogues and other state laws. The RRCT has primary regulatory jurisdiction over the oil and natural gas industry and related industry sectors. Accordingly, the RRCT is the principal state regulator of our water solutions business. Meanwhile, the Texas Commission on Environmental Quality is the principal state environmental regulator for virtually every other industry in the state, including industries that may have an effect on our business.
The Safe Drinking Water Act (“SDWA”) is the primary statute that governs injection wells. The SDWA requires the EPA to protect underground sources of drinking water (“USDW”) from being endangered as a result of underground injection of fluids through a well. Injection through a well is defined as the subsurface emplacement of fluids through a bored, drilled, or driven well or through a dug well where the depth of the dug well is greater than the largest surface dimension; or a dug hole whose depth is greater than the largest surface dimension; or an improved sinkhole; or a subsurface distribution system. The EPA has promulgated standards by setting minimum requirements for injection wells, including Class II injection wells such as those owned and operated by us. The Underground Injection Control (“UIC”) provisions of the SDWA and implementing regulations control the construction, operation, permitting, and closure of injection wells that place fluids underground for storage or disposal. All injection must be authorized under either general or specific permits. Injection well owners and operators may not site, construct, operate, maintain, convert, plug, abandon, or conduct any other injection activity that endangers USDWs.
The SDWA allows a state to obtain primacy from the EPA for oil and gas related injection wells, either by adopting the federal UIC requirements or, under some circumstances without adopting the complete set of applicable federal UIC regulations. The state must be able to demonstrate that its existing regulatory program is protecting USDWs in that state, even if the regulations may not be as stringent as federal rules. Presently, 34 states, including Texas, have primacy from EPA to regulate UIC wells, including Class II injection wells for the disposal of oil and gas produced and flowback water. Requirements in primacy states may differ from and be more stringent than federal requirements. While we currently operate UIC Class II wells only in the state of Texas, we continue to explore opportunities to develop new injection wells in other states. Some of those states may not have primacy under SDWA, in which case EPA directly enforces the federal requirements.

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
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain parties that are considered to be potentially responsible for the release of a hazardous substance into the environment. These potentially responsible parties include the current owner or operator of the disposal site or sites where the release occurred, past owners or operators at the time disposal activities occurred at the site, and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site.
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
The federal Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, regulates the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from more stringent regulation as "hazardous wastes" under the subtitle C of RCRA in certain circumstances. Wastes that may fall under this exemption include drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, these exempt wastes may still be regulated under other federal and state laws. Further, the exemption does not cover all materials that may be used at an oil and gas exploration, development or production site. In the ordinary course of our operations, we may generate other industrial wastes such as waste solvents and waste chemicals that may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA. Compliance with RCRA and CERCLA imposes additional costs on our operations, and if these wastes are not properly disposed of in accordance with regulation, we may be subject to clean up orders, penalty actions or private lawsuits that may require us to expend additional resources.

Financial Information about Segments

For financial information regarding our reportable segments, please see Note P to Ferrellgas Partners' consolidated financial statements and Note O to the operating partnership's consolidated financial statements included in this annual report.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At September 1, 2015, our general partner had 4,028 full-time employees.

Our general partner's employees consisted of individuals in the following areas:

Propane field operations	3,365
Water solutions field operations	58
Crude oil logistics field operations	203
Centralized corporate functions	402
Total	4,028

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

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks, service marks and patents are an important part of our consistent growth in both tank exchange and outdoor living product categories. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design™, Grill Gas & Design®, A Better Way™, Spark Something Fun®, America’s Choice for Grill Gas®, RhinoTUFF®, Tri-Safe®, Drop, Swap and Go™, Rhino Power™, Uniflame®, UniGrill®, Patriot®, Grill Aficionado®, Skeetervac®, Fine Tune®, Vac & Tac®, Wavedrawer®, It’s Your Backyard. Enjoy It More With Skeetervac®, Less Biting Insects. More Backyard Fun®, DuraClay®, Endless Summer®, Endless Summer Comfort®, ChefMaster® and Mr. Bar-B-Q®. In addition, we have patents issued for a Method for Reconditioning a Propane Gas Tank and an Overflow Protection Valve Assembly, which expire in 2017 and 2018, respectively, as well as various other patents and patent applications pending. The protection afforded by our patents furthers our ability to cost-effectively service our customers and to maintain our competitive advantages. Our water solutions business operates primarily under the Sable Environmental trade name and our crude oil logistics business operates primarily under the Bridger Logistics trade name.

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

We have agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned subsidiary of the operating partnership that maintains an accounts receivable securitization facility. We retain servicing responsibilities for transferred accounts receivable but have no other continuing involvement with the transferred receivables. The accounts receivable securitization facility is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities - Accounts receivable securitization” and in Note F – Accounts and notes receivable, net and accounts receivable securitization – to our consolidated financial statements provided herein.

We also sell gas grills, grilling tools and accessories, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products. These products are manufactured by independent third parties in Asia and are sold to mass market retailers in Asia or shipped to the United States, where they are sold under our various trade names. These products are sold through Blue Rhino Global Sourcing, Inc. a taxable corporation that is a wholly-owned subsidiary of the operating partnership. We operate our midstream operations - crude oil logistics operations under the wholly-owned subsidiary Bridger Logistics, LLC and our midstream operations - water solutions under the wholly-owned subsidiary Sable Environmental, LLC.

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

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2015, approximately 55% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

To the extent weather conditions are affected by climate change or demand is impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes, leading either to increased investment or decreased revenues.

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

Hurricanes and other natural disasters can potentially destroy thousands of business structures and homes and, if occurring in the Gulf Coast region of the United States, could disrupt the supply chain for oil and gas products. Disruptions in supply could have a material adverse effect on our business, financial condition, results of operations and cash flow. Damages and higher prices caused by hurricanes and other natural disasters could also have an adverse effect on our financial condition due to the impact on the financial condition of our customers.

To the extent weather conditions are affected by climate change in a manner that increases the frequency or magnitude of significant weather events and natural disasters, increased weather disruptions could also have adverse impact on our financial condition on both the supply and demand side.

The propane distribution business is highly competitive, which may negatively affect our sales volumes and/or our results of operations.

Our profitability is affected by the competition for customers among all of the participants in the propane distribution business. We compete with a number of large national and regional firms and several thousand small independent firms. Because of the relatively low barriers to entry into the propane market, there is the potential for small independent propane distributors, as well as other companies not previously engaged in propane distribution, to compete with us. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution. As a result, we are subject to the risk of additional competition in the future. Some of our competitors may have greater financial resources or lower costs than we do. Should a competitor attempt to increase market share by reducing prices, our operating margins and customer base may be negatively impacted. Generally, warmer-than-normal weather and increasing fuel prices further intensifies competition.

The propane distribution industry is a mature one, which may limit our growth.

The propane distribution industry is a mature one. We foresee no growth or a small decline in total national demand for propane in the near future. Year-to-year industry volumes are primarily impacted by fluctuations in temperatures and economic conditions. Our ability to grow our sales volumes within the propane distribution industry is primarily dependent upon our ability to acquire other propane distributors, to integrate those acquisitions into our operations, and upon the success of our marketing efforts to acquire new customers. If we are unable to compete effectively in the propane distribution business, we may lose existing customers or fail to acquire new customers.

The propane distribution business faces competition from other energy sources, which may reduce the existing demand for our propane.

Propane competes with other sources of energy, some of which can be less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. The convenience and efficiency of electricity makes it an attractive energy source for consumers and developers of new homes. Electricity is a major competitor of propane, but propane has historically enjoyed a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist, because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems, however, the gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in areas that were previously dependent upon propane. As long as natural gas remains a less expensive energy source than propane, our business will lose customers in each region in which natural gas distribution systems are expanded. The gradual expansion of the nation's natural gas distribution systems has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets.

In August 2015, the EPA announced its Clean Power Plan rule, which requires states to submit plans for the reduction of carbon emissions from power plants. The plan will have an impact on electric prices and is anticipated to result in a shift away from coal-based sources of energy to natural gas and renewables. While this may increase demand for natural gas, other regulations governing drilling for natural gas may make natural gas extraction more expensive, so the resulting impact on demand for propane may change as implementation of the Clean Power Act occurs. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

Energy efficiency and technology advances may affect demand for propane; increases in propane prices may cause our residential customers to increase their conservation efforts.

The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has reduced the demand for propane in our industry. We cannot predict the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations. As the price of propane increases, some of our customers will tend to increase their conservation efforts and thereby decrease their consumption of propane.

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

Motor fuel is a significant operating expense for us in connection with the delivery of propane to our customers. Currently we have hedged approximately 75% of our anticipated annual motor fuel usage for fiscal years 2016 and 2017. There is no assurance that we will continue this hedge strategy in future years. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil, gas, and refined fuels, actions by oil and gas producers, actions by motor fuel refiners, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. As a result, any increases in these prices in future years may adversely affect our profitability and competitiveness.

The revenues received from our portable tank exchange are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane from portable tank exchanges may decline. For fiscal 2015, four retailers represented approximately 60% of portable tank exchange net revenues. None of our significant retail accounts associated with portable tank exchanges are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane from portable tank exchanges may decline.

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

We depend on our management information systems to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering propane on a timely basis. In addition, our staff of management information systems professionals relies heavily on the support of several key personnel and vendors. Any disruption in the operation of those management information systems, including a cyber-security breach or loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key vendors or failure to continue to modify such systems effectively as our business expands could negatively affect our business.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

Through our supply procurement activities, we purchased approximately 64% of our propane from seven suppliers during fiscal 2015. During extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

Risks Inherent in our Midstream Operations - Crude Oil Logistics Business

Changes in demand for and production of hydrocarbon products could have a material adverse effect on Logistics’ results of operations and cash flows and our ability to make distributions or pay interest or principal on debt securities.

In recent years, the price of crude oil has been volatile, and we expect this volatility to continue. Generally, the price of crude oil is subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of other uncontrollable factors, such as:

•	the level of domestic production and consumer demand;

•	the availability of imported oil and actions taken by foreign oil producing nations;

•	the availability of alternative transportation systems with adequate capacity;

•	the availability of competitive fuels;

•	fluctuating demand for oil and other hydrocarbon products;

•	the impact of conservation efforts;

•	the level of excess production capacity;

•	the cost of exploring for, producing and delivering oil and gas;

•	weather conditions;

•	political uncertainty and sociopolitical unrest;

•	technological advances affecting energy consumption;

•	governmental regulation and taxation; and

•	prevailing economic conditions.

The crude oil currently transported by Bridger originates from existing domestic resource basins, which naturally deplete over time. To offset this natural decline, Bridger’ assets will need access to production from newly discovered or newly developed properties. Many economic and business factors beyond our control can adversely affect the decision by producers to explore for and develop new reserves.  These factors could include relatively low oil prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons.  A decrease in exploration and development activities in the regions where Bridger’s assets are located could result in a decrease in volumes transported over time, which materially and adversely affect Bridger’s results of operations and cash flows and accordingly, negatively impact our ability to make distributions or pay interest or principal on debt securities.

Bridger may not be able to compete effectively in its logistics activities.

Bridger faces competition in all aspects of its business and we can give no assurances that we and it will be able to compete effectively against its competitors. In general, competition comes from a wide variety of players in a wide variety of contexts, including new entrants and existing players and in connection with day-to-day business, expansion capital projects, acquisitions and joint venture activities. Some of Bridger’s competitors have capital resources many times greater than ours and may contract to control greater supplies of crude oil.

Bridger is subject to the risk of a capacity overbuild of midstream energy infrastructure in the areas where it operates.

A significant driver of competition in some of the markets where Bridger operates (including, for example, the Eagle Ford, Permian Basin, and Rockies/Bakken areas) is the rapid development of new midstream energy infrastructure capacity driven by the combination of (i) significant increases in oil and gas production and development in the applicable production areas, both actual and anticipated, (ii) relatively low barriers to entry and (iii) generally widespread access to relatively low cost capital.  Accordingly, Bridger is exposed to the risk that these areas become overbuilt and/or oversupplied, resulting in an excess of oil transportation, logistics and infrastructure capacity. Bridger is also exposed to the risk that expectations for oil and gas development in any particular area may not be realized or that too much logistics capacity is developed relative to the demand for services that ultimately materializes. In addition, as an established player in some markets, Bridger may also face competition from aggressive new entrants to the market that are willing to provide services at a discount in order to establish relationships and gain a foothold in the market.

Rail and marine transportation of crude oil have inherent operating risks.

Bridger’s operations include transporting crude oil on rail cars or barges. Such cargo are at risk of being damaged or lost because of events such as derailment, marine disaster, inclement weather, mechanical failures, grounding or collision, fire, explosion, environmental accidents, terrorism and political instability. Such occurrences could result in death or injury to persons, loss of property or environmental damage, delays in the delivery of cargo, loss of revenues, termination of contracts, governmental fines, penalties or restrictions on conducting business, higher insurance rates and damage to its or our reputation and customer relationships generally. Any of these circumstances or events could increase Bridger’s costs or lower its revenues.

The minimum volume commitment under Bridger's largest revenue customer agreement depends on its customer maintaining a specified minimum volume.

Bridger’s largest customer contract is with a refinery pursuant to which it transports crude oil via rail and barge from the Bakken region to Pennsylvania. That agreement contains a minimum volume commitment and payment obligation from the refinery of 65 MBbls per day. However, that commitment would be suspended in the case of force majeure, and also would be suspended for any month in which Bridger delivers less than an average of 35 MBbls per day for such month to the Trainer refinery. If the refinery’s demand for crude oil drops below that threshold for a material length of time, whether because of a force majeure event or otherwise, Bridger’s cash flows would be adversely affected. Force majeure events include revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of customers.

Our business would be adversely affected if service on the railroads we use is interrupted.

We do not own or operate the railroads on which the railcars we use are transported. Any disruptions in the operations of these railroads could adversely impact our ability to deliver product to our customers.

Increased trucking and rail regulations may increase Bridger's costs or make it more difficult for it to attract or retain qualified drivers, which could negatively affect its results of operations.

In connection with the trucking services Bridger provides, it operates as a motor carrier and, therefore, is subject to regulation by the Department of Transportation (the “DOT”), and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. These possible changes include increasingly stringent environmental regulations, changes in the regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.

Similarly, Bridger’s rail transportation services are subject to regulation by the DOT and other agencies. Recent derailments of trains carrying crude oil have brought increased attention by regulators to the transport of flammable materials by rail. In May 2015, the DOT issued final rules for oil-by-rail transportation requiring that certain older tank cars be phased out of operation and that new tank cars comply with certain design requirements. All tank cars built after October 1, 2015 must meet these new standards. DOT-111 tank cars must be retrofitted or replaced within three years and CPC-1232 tank cars without insulating jackets must be retrofitted or replaced within five years. Bridger estimates that it will cost approximately $30 million to bring its tank cars into compliance with the new standards. Failure to meet these compliance deadlines or other requirements could result in fines or other penalties, and could affect Bridger’s costs or operations.

Compliance with environmental, health and safety laws and regulations could result in costs.

Bridger’s crude oil logistics services are subject to stringent federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to protection of the environment or human health and safety. Compliance with current and future environmental laws and regulations may increase its overall cost of business, including its capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities, and even the issuance of injunctions that may restrict or prohibit some or all of its operations. Furthermore, environmental laws and regulations are subject to change, resulting in potentially more stringent requirements, and we cannot provide any assurance that the cost of compliance with current and future laws and regulations will not have a material effect on the results of operations or earnings associated with Bridger's crude oil logistics business.

Bridger’s crude oil logistics operations are subject to all of the risks and operational hazards inherent in gathering, transporting and storing crude oil.

Such risks include:

•	mechanical or structural failures with respect to our assets, at our facilities or with respect to third-party assets or facilities on which our operations are dependent;

•
damages to pipelines and facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; and

•	the inability of third-party facilities on which our operations are dependent, to complete capital projects and to restart timely refining operations following a shutdown.

The fees charged to customers under Bridger’s agreements for its logistics services may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

Bridger’s costs may increase at a rate greater than the rate that the fees that it charges to customers increase pursuant to their contracts with them. Additionally, some customers’ obligations under their agreements may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond Bridger’s control, including force majeure events wherein the supply of crude oil, condensate, and/or natural gas liquids are curtailed or cut off. Force majeure events include revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of customers. If the escalation of fees is insufficient to cover increased costs or if any customer suspends or terminates its contracts with Logistics, our profitability could be materially and adversely affected.

As a result of the acquisition of Bridger, the scope and size of our operations and business has substantially changed. We cannot provide assurance that our expansion in size and into the midstream domestic crude oil transportation and Bridger industry will be successful.

The acquisition of Bridger substantially expanded the scope and size of our business by adding substantial midstream crude oil assets and operations to our existing assets and operations. Prior to this acquisition, our operations consisted of propane and related equipment sales and the operation of salt water disposal wells. Bridger's operations focus on providing domestic crude oil transportation and logistics, which is a new line of business for us. Providing domestic crude oil transportation and logistics requires different operating strategies and managerial expertise than our current operations and are subject to additional or different regulatory requirements.

The anticipated future growth of our business will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. The rapid and significant growth may place strain on our administrative and operational infrastructure. Our senior management's attention may be diverted from the management of daily operations to the integration of the assets acquired in the Bridger acquisition. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities, use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to successfully integrate Bridger's operations into our existing operations, successfully manage this new line of business or realize the expected economic benefits of the Bridger acquisition, which may have a material adverse effect on our business, financial condition and results of operations, including our distributable cash flow.

Risks Inherent in Our Midstream Operations - Water Solutions Business

Our revenues are highly dependent on the quantity of crude oil we collect from our skimming oil process and the market price we receive for the sale of this crude oil.

A significant portion of our revenues comes from the sale of crude oil we separate from salt water in our skimming oil process.  A significant decrease in the ratio of crude oil to salt water we process could significantly lower the quantity of crude oil we are able to collect from our skimming oil process. This ratio is, among other things, a function of water temperature. Generally, where water temperature is higher, crude oil content is lower. Thus, our skimming oil process yields more crude oil during the winter season than during the summer season. Additionally, crude oil content will decrease if, among other things, producers begin recovering higher levels of crude oil in the salt water stream prior to delivering such water to us for processing. A significant decrease in the market price for crude oil could lower the price we are able to charge for crude oil we have collected from our skimming oil process. Either of these effects could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to federal, state and local regulations regarding issues of health, safety, transportation, and protection of natural resources and the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.

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

On August 18, 2015, the EPA announced a proposed rule that would change the New Source Performance Standards under the Clean Air Act for the oil and gas industry in a way designed to curb methane emissions at natural gas well sites. This rule will increase the costs of hydraulic fracturing operations and may slow demand for our water solutions business. The regulation of hydraulic fracturing activity continues to be controversial, and changes to regulations will impact demand for our services.

Our water solutions operations are subject to other federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of produced-water and other materials. For example, our midstream operations water solutions segment includes disposal into injection wells that could pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage, personal injuries and natural resource damage. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of orders to assess and clean up contamination.

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

Demand for our water solutions services is substantially dependent on the levels of expenditures and production by the oil and gas industry. A substantial or an extended decline in commodity prices could result in lower expenditures and production by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows and our ability to make distributions or pay interest or principal on debt securities.

A portion of the demand for our water solutions services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

In recent years, the price of crude oil has been volatile, and we expect this volatility to continue. Generally, the price of crude oil is subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of other uncontrollable factors, such as:

•	the level of domestic production and consumer demand;

•	the availability of imported oil and actions taken by foreign oil producing nations;

•	the availability of alternative transportation systems with adequate capacity;

•	the availability of competitive fuels;

•	fluctuating demand for oil and other hydrocarbon products;

•	the impact of conservation efforts;

•	the level of excess production capacity;

•	the cost of exploring for, producing and delivering oil and gas;

•	weather conditions;

•	political uncertainty and sociopolitical unrest;

•	technological advances affecting energy consumption;

•	governmental regulation and taxation; and

•	prevailing economic conditions.

The oil and gas industry has historically experienced, and is currently experiencing, periodic downturns. A continued or further downturn in the oil and gas industry could result in a reduction in demand for our water solutions services and could adversely affect our financial condition, results of operations and cash flows and, accordingly, negatively impact our ability to make distributions or pay interest or principal on debt securities.

The crude gathered and sold by water solutions originates from existing domestic resource basins, which naturally deplete over time. To offset this natural decline, water solutions’ assets will need access to production from newly discovered or newly developed properties. Many economic and business factors beyond our control can adversely affect the decision by producers to explore for and develop new reserves.  These factors could include relatively low oil prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons.  A decrease in exploration and development activities in the regions where water solutions' assets are located could result in a decrease in volumes transported over time, which materially and adversely affect water solutions' results of operations and cash flows and accordingly, negatively impact our ability to make distributions or pay interest or principal on debt securities.

Competitors in the market place for water solutions services may hinder our ability to compete.

We face competition in our water solutions business from several other water management companies, some of which are much larger enterprises than us. As a result, our ability to effectively enter into additional water solutions arrangements or acquire other operations could be hindered by competition.

Some oil and gas producers have their own water solutions services, which could limit the demand for our services.

Our water solutions business is predicated on providing salt water disposal solutions to oil and gas producers. Some of the larger oil and gas producers have their own salt water disposal solutions and some have even implemented their own injection well sites to dispose of the salt water produced from their own oil and gas drilling activities. With access to their own salt water disposal solutions, larger oil and gas producers could have less need for the salt water disposal solutions that we provide. A lower demand for our services could adversely affect our financial position, results of operations and cash flows.

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

Our ability to provide water solutions operations is subject to the availability of water, which is vulnerable to adverse weather conditions, including extended droughts and temperature extremes, which are quite common, in our operating regions, but difficult to predict. This risk is particularly true with respect to regions where oil and gas operations are significant. In extreme cases, entire operations may be unable to continue without substantial water reserves. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our financial position, results of operations and cash flows.

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
Recent published studies have purported to find a causal connection between the deep well injection of hydraulic fracturing wastewater and a sharp increase in seismic activity in Oklahoma and Texas since 2008. In Texas, where all of our water services facilities are located, one recently published study has suggested that gas fluid injection was the most likely cause of recent earthquakes in north Texas. These findings may trigger new legislation or regulations that would limit or ban the disposal of oil and gas production wastewater in deep injection wells. If such new laws or rules were adopted, our operations may be curtailed while alternative treatment and disposal methods are developed and approved. Increased seismic activity may galvanize public opposition to hydraulic fracturing, perhaps giving rise to local fracking bans or causing us to expend additional resources on public outreach. In addition, it may give rise to private tort suits from individuals who claim they are adversely by seismic activity, again requiring us to expend additional resources.

Due to our lack of asset and geographic diversification, adverse developments in the areas in which we are located could adversely impact our financial condition, results of operations and cash flows and reduce our ability to make distributions to our unitholders.

Our salt water disposal facilities are located exclusively in Texas. This concentration could disproportionately expose us to operational, economic and regulatory risk in this area. Additionally, our salt water disposal facilities consist of nine managed facilities. Any operational, economic or regulatory issues at a single facility could have a material adverse impact on us. Due to the lack of diversification in our assets and the location of our assets, adverse developments in the our markets, including, for example, transportation constraints, adverse regulatory developments, or other adverse events at one of our facilities, could have a significantly greater impact on our financial condition, results of operations and cash flows than if we were more diversified.

A substantial portion of the revenues from our water solutions operations is concentrated with a single customer under a master service agreement that may be terminated at will.

The salt water barrels we receive for disposal and from which our gross margin is generated is concentrated with a single customer. For fiscal 2015, 28% of our water disposal gross margin was generated from this customer in accordance with a master services agreement. Continued relations with this customer depends upon various factors, including price, customer service and competition. If this customer materially reduces, terminates or requires price reductions or other adverse modifications in our master service agreement terms, our results from midstream operations may decline.

Risks Inherent to Our Business Structure

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2015:

•	we had total indebtedness of approximately $1.95 billion;

•	Ferrellgas Partners had partners’ capital of approximately $207.7 million;

•	we had availability under our credit facility of approximately $327.4 million; and

•
we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $147.7 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $22.8 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2016 to 2023 that bear interest at rates ranging from 6.5% to 9.5%. Borrowings from our secured credit facility classified as "Long-term debt" of $136.1 million currently bear an interest rate of 2.7%. As of July 31, 2015, the long-term obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•	$3.6 million - 2016

•	$3.2 million - 2017;

•	$1.7 million - 2018;

•	$1.2 million - 2019;

•	$136.4 million - 2020; and

•	$1,657.9 million - thereafter.

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

All of the indebtedness and other obligations described above are obligations of the operating partnership except for $182.0 million in aggregate principal value of senior notes due in 2020 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

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

If Ferrellgas Partners or the operating partnership are unable to meet their debt service obligations or other financial obligations, they could be forced to:

•	restructure or refinance their indebtedness;

•	enter into other necessary financial transactions;

•	reduce or suspend Ferrellgas Partners' distributions;

•	seek additional equity capital; or

•	sell their assets.

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

Our results of operations and our ability to make distributions or pay interest or principal on debt securities could be negatively impacted by price and inventory risk related to propane and management of these risks.

The amount of gross profit we earn on the distribution of propane depends significantly on the excess of the sales price over our costs to purchase and distribute propane. Consequently, our profitability is sensitive to changes in energy prices, in particular, changes in wholesale propane prices. Propane is a commodity whose market price can fluctuate significantly based on changes in supply, changes in other energy prices or other market conditions. We have no control over these market conditions. In general, product supply contracts permit suppliers to charge posted prices plus transportation costs at the time of delivery or the current prices established at major delivery points. Any increase in the price of product could reduce our gross profit because we may not be able to immediately pass rapid increases in such costs, or costs to distribute product, on to our customers.

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

Our results of operations and our ability to make distributions or pay interest or principal on debt securities could be negatively impacted by risks related to our midstream operations and the management of these risks.

The amount of operating income we earn from midstream operations depends significantly on the price and availability of crude oil. In recent years, the price of crude oil has been volatile, and we expect this volatility to continue. Generally, the price of crude oil is subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of other uncontrollable factors, such as: (i) the level of domestic production and consumer demand; (ii) the availability of imported oil and actions taken by foreign oil producing nations; (iii) the availability of alternative transportation systems with adequate capacity; (iv) the availability of competitive fuels; (v) fluctuating and seasonal demand for oil and other hydrocarbon products; (vi) the impact of conservation efforts; (vii) governmental regulation and taxation; and (viii) prevailing economic conditions. The crude oil currently transported by Bridger or gathered and sold by water solutions originate from existing domestic resource basins, which naturally deplete over time. To offset this natural decline, Bridger’s and water solutions' assets will need access to production from newly discovered properties. Many economic and business factors beyond our control can adversely affect the decision by producers to explore for and develop new reserves. These factors could include relatively low oil prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons. A decrease in exploration and development activities in the regions where Bridger’s and water solutions' assets are located could result in a decrease in volumes transported over time, which materially and adversely affect Bridger’s and water solutions' results of operations and cash flows.

The availability of cash from our secured credit facility and accounts receivable securitization may be impacted by many factors beyond our control.

We typically borrow on the operating partnership’s secured credit facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on these facilities to fund debt service payments, distributions to our unitholders, acquisition and capital expenditures. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. We believe that the availability of cash from the operating partnership’s secured credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital, debt service, distributions to our unitholders, acquisitions, and capital expenditure needs. However, if we were to experience an unexpected significant increase in these requirements or have insufficient funds to fund distributions, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;

•	a significant reduction in the production of crude oil;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating leading to decreased trade credit;

•	a significant acquisition; or

•	a large uninsured unfavorable lawsuit result or settlement.

As is typical in the propane industry, our retail customers do not pay upon receipt, but generally pay between 30 and 60 days after delivery. Our water solutions and crude oil logistics customers generally pay between 20 and 50 days after delivery or completion of service. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership’s secured credit facility and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder-than-normal winter weather may have on future working capital availability.

We may not be successful in making acquisitions and any acquisitions we make may not result in our anticipated results; in either case, this failure would potentially limit our growth, limit our ability to compete and impair our results of operations.

We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire propane distributors and oil and gas midstream operations. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional common units or other securities. We have substantial competition for acquisitions, and although we believe there are numerous potential large and small acquisition candidates in these industries, there can be no assurance that:

•
we will be able to acquire any of these candidates on economically acceptable terms, which may include the assumption of known or unknown liabilities such as environmental liabilities and indemnity limitations;

•	we will be able to successfully integrate acquired operations with any expected cost savings;

•	any acquisitions made will not be dilutive to our earnings and distributions;

•	we will not have unforeseen difficulties operating in new geographic areas or in new business segments;

•	management's and employees' attention will not be diverted from other business concerns'

•	we will not have customer or key employee loss from the acquired businesses;

•	any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders; or

•
any additional debt we incur to finance an acquisition will not affect the operating partnership’s ability to make distributions to Ferrellgas Partners or service the operating partnership’s existing debt.

We are subject to operating and litigation risks, which may not be covered by insurance.

Our propane and related equipment sales segment, and water solutions and crude oil midstream segments, are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane and crude oil. These operations face an inherent risk of exposure to general liability claims in the event that the use of these facilities results in injury or destruction of property. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums. We maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. However, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

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

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2015, the operating partnership had approximately $1.77 billion of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

Although we are required to distribute all of our “available cash,” we cannot guarantee the amounts of available cash that will be distributed to the holders of our equity securities. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. The actual amounts of available cash will depend upon numerous factors, including:

•	cash flow generated by operations;

•	weather in our areas of operation;

•	borrowing capacity under our secured credit facility;

•	principal and interest payments made on our debt;

•	the costs of acquisitions, including related debt service payments;

•	restrictions contained in debt instruments;

•	issuances of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves made by our general partner in its discretion;

•	prevailing economic conditions; and

•	financial, business and other factors, a number of which will be beyond our control.

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

This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, beneficially owns all of the outstanding capital stock of our general partner in addition to approximately 22.7% of our common units.

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

In addition, the various agreements governing the operating partnership’s indebtedness and other financing transactions permit quarterly distributions only so long as each distribution does not exceed a specified amount, the operating partnership meets a specified financial ratio and no default exists or would result from such distribution. Those agreements include the indentures governing the operating partnership’s existing notes, secured credit facility and an accounts receivable securitization facility. Each of these agreements contains various negative and affirmative covenants applicable to the operating partnership and some of these agreements require the operating partnership to maintain specified financial ratios. If the operating partnership violates any of these covenants or requirements, a default may result and distributions would be limited. These covenants limit the operating partnership’s ability to, among other things:

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

Because Ferrell Companies is the parent of our general partner and beneficially owns 22.7% of our outstanding common units, James H. Ballengee, owner of Jamex, LLC and Jamex Marketing, LLC, beneficially owns 9.5% of our outstanding common units, and James E. Ferrell, Chairman of the Board of Directors of our general partner, indirectly owns 4.7% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner are unlikely if neither Ferrell Companies, Mr. Ballengee, nor Mr. Ferrell consent to such action.

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

•
our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however, our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises;

•
James E. Ferrell is the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions within our ordinary course of business. Mr. Ferrell’s ownership of these entities may conflict with his duties as a director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies; and

•
James H. Ballengee is the owner of Jamex, LLC, Jamex Marketing, LLC and is the beneficial owner of 9.5% of our outstanding common units. Jamex Marketing, LLC conducts business directly with us in the normal course of business. Mr. Ballengee's ownership of our units may cause conflicts in our business dealings.

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

The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. We believe that, under current law, we have been and will continue to be classified as a partnership for federal income tax purposes; however, we have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. One of the requirements for such classification is that at least 90% of our gross income for each taxable year has been and will be “qualifying income” within the meaning of Section 7704 of the

Internal Revenue Code. Whether we will continue to be classified as a partnership in part depends on our ability to meet this qualifying income test in the future.

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

The tax treatment of publicly traded partnerships could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us and change the character or treatment of portions of our income.

On May 5, 2015, the U.S. Treasury Department and the IRS released proposed regulations (the “Proposed Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Code. The U.S. Treasury Department and the IRS have requested comments from industry participants regarding the standards set forth in the Proposed Regulations. The Proposed Regulations provide an exclusive list of industry-specific activities and certain limited support activities that generate qualifying income; however, the Proposed Regulations did not specifically address retail sales of propane. Although the Proposed Regulations adopt a narrow interpretation of the activities that generate qualifying income and did not specifically address retail sales of propane, we believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the Proposed Regulations. However, the Proposed Regulations could be changed before they are finalized and could take a position that is contrary to our interpretation of Section 7704 of the Code. If the regulations in their final form were to treat any material portion of our income we treat as qualifying income as non-qualifying income, we anticipate being able to treat that income as qualifying income for ten years under special transition rules provided in the Proposed Regulations.
We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could cause a material reduction in our anticipated cash flows and could cause us to be treated as an association taxable as a corporation for U.S. federal income tax purposes subjecting us to the entity-level tax and adversely affecting the value of our common units.
A successful IRS contest of the federal income tax positions we take may reduce the market value of our common units and the costs of any contest will be borne by us and therefore indirectly by our unitholders and our general partner.

We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from those expressed herein or from the positions we take. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of the positions we take, and some or all of these positions ultimately may not be sustained. Any contest with the IRS may materially reduce the market value of our common units and the prices at which our common units trade. In addition, our costs of any contest with the IRS will be borne by us and therefore indirectly by our unitholders and our general partner.

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

We estimate that a person who acquires common units in the 2015 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2015 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

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

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. A unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We currently conduct business in all 50 states, the District of Columbia and Puerto Rico. It is a unitholder’s responsibility to file all required federal, state and local tax returns.

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

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have constructively terminated as a partnership for federal income tax purposes if there is a sale or exchange within a twelve-month period of 50% or more of the total interests in our capital and profits. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders which could result in us filing two tax returns (and unitholders receiving two Schedule K-1s) for one calendar year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in its taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. Pursuant to an IRS relief procedure, a publicly traded partnership that has technically terminated may request special relief which, if granted by the IRS, among other things, would permit the partnership to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.
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

•
James E. Ferrell is the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions within our ordinary course of business. Mr. Ferrell’s ownership of these entities may conflict with his duties as a director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell's companies; and

•
James H. Ballengee is the owner of Jamex, LLC, Jamex Marketing, LLC and is a beneficial owner of 9.5% of our outstanding common units. Jamex Marketing, LLC conducts business directly with us in the normal course of business. Mr. Ballengee's ownership of our units may cause conflicts in our business dealings.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We own or lease the following transportation equipment at July 31, 2015 that is utilized primarily in the distribution of propane and related equipment sales operations:

	Owned	Leased	Total
Truck tractors	69	78	147
Propane transport trailers	263	—	263
Portable tank delivery trucks	239	307	546
Portable tank exchange delivery trailers	214	137	351
Bulk propane delivery trucks	796	666	1,462
Pickup and service trucks	678	374	1,052
Railroad tank cars	—	93	93

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units.  At July 31, 2015, our propane distribution locations were comprised of 51 service centers and 862 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 22 independently-owned distributors at July 31, 2015.

We owned approximately 49.5 million gallons of propane storage capacity at our propane distribution locations at July 31, 2015. We owned our land and buildings in the local markets of approximately 61% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2015.

We owned approximately 0.9 million propane tanks at July 31, 2015, most of which are located on customer property and rented to those customers. We also owned approximately 3.9 million portable propane tanks at July 31, 2015, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2015, we leased approximately 59.6 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

At July 31, 2015, we leased 73,988 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area.

At July 31, 2015, our crude oil logistics business owned asset base included 555 trucks and 634 specialized tractor-trailers, 19 pipeline injection terminals, approximately 38 MBbls/d of capacity on multiple crude oil pipelines, and 999 rail cars. At July 31, 2015, our crude oil logistics business also included 264 leased rail cars and rail loading and unloading terminals and had barge capacity to transport a minimum of 65 MBbls/d.

We operated nine salt water disposal sites for use in our water solutions operations at July 31, 2015. The location of the facilities and the permitted processing capacities at which the facilities operate are summarized below:

Location name	Region	Permitted Capacity (barrels per day)
Gillet, Texas (A)	Eagle Ford shale	25,000
Engler, Texas (A)	Eagle Ford shale	25,000
Helena, Texas (A)	Eagle Ford shale	25,000
Kenedy, Texas (B)	Eagle Ford shale	25,000
Dilley, Texas (B)	Eagle Ford shale	25,000
Dietert, Texas (A)	Eagle Ford shale	10,000
Gerold, Texas (A) (C)	Eagle Ford shale	25,000
Mellenbruch, Texas (A) (C)	Eagle Ford shale	20,000
Hirsch, Texas (A) (D)	Eagle Ford shale	20,000

(A)    These facilities are located on land we lease.
(B)    These facilities are located on land we own.
(C) We purchased this facility effective September 2, 2014.
(D) We purchased this facility effective April 1, 2015.

At July 31, 2015, we owned 45.6 acres of land in the Eagle Ford shale region of south Texas that house two of our salt water disposal sites and we leased 171.9 acres of land in the Eagle Ford shale region of south Texas that house seven of our salt water disposal sites.

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

ITEM 3.    LEGAL PROCEEDINGS.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and crude oil. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows.

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

As of July 31, 2015, Bridger and Murex, LLC were arbitrating a dispute with respect to a sublease of approximately 220 rail cars by Bridger, which arbitration arose out of an action between Bridger and Murex in the 116th Judicial District Court of Dallas County, Texas, originally brought in April 2014. In August 2015, we settled all claims subject to such dispute, by paying $10.4 million to Murex in such settlement. The liability was considered in our acquisition method of accounting for Bridger.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2015, we had 606 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared Per Unit
2014 Fiscal Year
First Quarter	$23.42	$21.70	$0.50
Second Quarter	25.27	22.75	0.50
Third Quarter	25.63	21.84	0.50
Fourth Quarter	28.25	25.17	0.50

2015 Fiscal Year
First Quarter	$28.68	$24.87	$0.50
Second Quarter	28.45	21.98	0.50
Third Quarter	25.40	22.13	0.50
Fourth Quarter	24.82	20.00	0.50

We make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary and due to the seasonal nature of our operations, we will generally reserve a portion of the cash inflows from our second and third fiscal quarters for distributions during our first and fourth fiscal quarters. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that we can use to pay distributions.

Recent Sales of Unregistered Securities

On July 2, 2015, we issued 134,169 units to Propane Advantage, LLC in a private placement in connection with our acquisition of the assets of Propane Advantage, LLC. The units were issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest, in the operating partnership. All of the common equity of Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2015, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2015 or fiscal 2014. The operating partnership distributes cash to its partners at least four times per fiscal year, as well as any other time necessary (including in connection with acquisitions). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” for a discussion of its distributions during fiscal 2015. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.     SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2015	2014	2013	2012	2011
Income statement data:
Total revenues	$2,024,390	$2,405,860	$1,975,467	$2,339,092	$2,423,215
Interest expense	100,396	86,502	89,145	93,254	101,885
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	29,620	33,211	56,426	(10,952)	(43,648)
Basic and diluted net earnings (loss) per common unitholders’ interest	$0.35	$0.41	$0.71	$(0.14)	$(0.60)
Cash distributions declared per common unit	$2.00	$2.00	$2.00	$2.00	$2.00

Balance sheet data:
Working capital (1)	$(44,371)	$9,891	$(21,305)	$(50,875)	$28,712
Total assets	2,464,056	1,572,270	1,356,028	1,397,279	1,460,586
Long-term debt	1,804,392	1,292,214	1,106,940	1,059,085	1,050,920
Partners' capital (deficit)	207,709	(111,646)	(86,627)	(27,526)	88,317

Operating data (unaudited):
Propane sales volumes (gallons)	878,846	946,570	901,370	878,130	899,683
Salt water volume (barrels)	17,035	2,500	—	—	—
Crude oil hauled (barrels)	10,447	—	—	—	—

Capital expenditures:
Maintenance	$19,449	$18,138	$15,248	$15,864	$15,330
Growth	50,388	32,843	25,916	32,865	34,699
Acquisition	901,612	169,430	31,919	14,034	12,587
Total	$971,449	$220,411	$73,083	$62,763	$62,616

Supplemental data (unaudited):
Adjusted EBITDA (a)	$300,184	$288,148	$272,249	$193,086	$227,645

Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA and Distributable cash flow attributable to common unit holders:
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$29,620	$33,211	$56,426	$(10,952)	$(43,648)
Income tax expense (benefit)	(315)	2,516	1,855	1,128	1,241
Interest expense	100,396	86,502	89,145	93,254	101,885
Depreciation and amortization expense	98,579	84,202	83,344	83,841	82,486
EBITDA	228,280	206,431	230,770	167,271	141,964
Loss on extinguishment of debt	—	21,202	—	—	46,962
Non-cash employee stock ownership plan compensation charge	24,713	21,789	15,769	9,440	10,157

Non-cash stock and unit-based compensation charge	25,982	24,508	13,545	8,843	13,488
Loss on disposal of assets and other	7,099	6,486	10,421	6,035	3,633
Other (income) expense, net	350	479	(565)	(506)	(567)
Severance charges	—	—	—	1,055	—
Change in fair value of contingent consideration	(6,300)	5,000	—	—	—
Litigation accrual and related legal fees associated with a class action lawsuit	806	1,749	1,568	892	12,120
Acquisitions and transition expenses	16,373	—	—	—	—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	2,412	—	—	—	—
Net earnings (loss) attributable to noncontrolling interest	469	504	741	56	(112)
Adjusted EBITDA (a)	300,184	288,148	272,249	193,086	227,645
Net cash interest (b)	(96,150)	(83,686)	(83,495)	(87,600)	(93,353)
Maintenance capital expenditures (c)	(19,612)	(17,673)	(15,070)	(16,044)	(15,437)
Cash paid for taxes	(712)	(816)	(550)	(764)	(591)
Proceeds from asset sales	5,905	4,524	9,980	5,742	5,994
Distributable cash flow attributable to equity investors (d)	189,615	190,497	183,114	94,420	124,258
Distributable cash flow attributable to general partner and non-controlling interest	(3,792)	(3,810)	(3,663)	(1,888)	(2,485)
Distributable cash flow attributable to common unit holders (e)	185,823	186,687	179,451	92,532	121,773
Less: Distributions paid to common unitholders	(165,433)	(159,316)	(158,087)	(154,955)	(143,551)
Distributable cash flow surplus/(shortage)	$20,390	$27,371	$21,364	$(62,423)	$(21,778)

(a) Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other (income) expense, net, severance charges, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments and net earnings (loss) attributable to non-controlling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(b) Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

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

(1) Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
	Year Ended July 31,
	2015	2014	2013	2012	2011
Income statement data:
Total revenues	$2,024,390	$2,405,860	$1,975,467	$2,339,092	$2,423,215
Interest expense	84,227	70,332	72,974	77,127	80,074
Net earnings (loss)	46,427	49,907	73,375	5,589	(11,062)

Balance sheet data:
Working capital (1)	$(41,986)	$11,901	$(19,289)	$(48,843)	$30,738
Total assets	2,459,962	1,569,833	1,352,932	1,393,662	1,456,816
Long-term debt	1,622,392	1,110,214	924,940	877,085	868,920
Partners' capital	390,126	69,925	94,476	153,140	268,686

Operating data (unaudited):
Propane sales volumes (gallons)	878,846	946,570	901,370	878,130	899,683
Salt water volume (barrels)	17,035	2,500	—	—	—
Crude oil hauled (barrels)	10,447

Capital expenditures:
Maintenance	$19,449	$18,138	$15,248	$15,864	$15,330
Growth	50,388	32,843	25,916	32,865	34,699
Acquisition	901,612	169,430	31,919	14,034	12,587
Total	$971,449	$220,411	$73,083	$62,763	$62,616

Supplemental data (unaudited):
Adjusted EBITDA (a)	$300,288	$288,125	$272,269	$193,436	$228,003

Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA :
Net earnings (loss)	$46,427	$49,907	$73,375	$5,589	$(11,062)
Income tax expense (benefit)	(384)	2,471	1,838	1,120	1,225
Interest expense	84,227	70,332	72,974	77,127	80,074
Depreciation and amortization expense	98,579	84,202	83,344	83,841	82,486
EBITDA	228,849	206,912	231,531	167,677	152,723
Loss on extinguishment of debt	—	21,202	—	—	36,449
Non-cash employee stock ownership plan compensation charge	24,713	21,789	15,769	9,440	10,157
Non-cash stock and unit-based compensation charge	25,982	24,508	13,545	8,843	13,488
Loss on disposal of assets and other	7,099	6,486	10,421	6,035	3,633
Other (income) expense, net	354	479	(565)	(506)	(567)
Severance charges	—	—	—	1,055	—

Change in fair value of contingent consideration	(6,300)	5,000	—	—	—
Litigation accrual and related legal fees associated with a class action lawsuit	806	1,749	1,568	892	12,120
Acquisition and transition expenses	$16,373	$—	$—	$—	$—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	$2,412	$—	$—	$—	$—
Adjusted EBITDA (a)	$300,288	$288,125	$272,269	$193,436	$228,003

(a) Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other (income) expense, net, severance charges, change in fair value of contingent consideration and litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses and unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Factors that materially affect the comparability of the information reflected in selected financial data

During fiscal 2014, and 2011, the prepayment of outstanding principal amounts of fixed rate senior notes resulted in amounts recorded as “Loss on extinguishment of debt.”

During fiscal 2015, 2014, 2013, 2012 and 2011, a class action lawsuit resulted in a litigation accrual and related legal fees.

During fiscal 2014, we acquired Sable Environmental and Sable SWD 2, LLC, a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $126.1 million. See additional discussion about water solutions in Item 1 - Business. Midstream operations. Water solutions.

During fiscal 2015, we acquired C&E Production, LLC ("C&E"), a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $67.5 million. See additional discussion about water solutions in Item 1 - Business. Midstream operations. Water solutions.

During fiscal 2015, we acquired Bridger, a provider of integrated crude oil midstream services for combined consideration of cash and common units in the amount of $822.5 million. See additional discussion about Bridger in Item 1 - Business. Midstream operations. Crude oil logistics.

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

•	Ferrellgas Partners issued common units during fiscal years 2015 and 2014.

Overview

Strategic Diversification - Midstream Acquisitions

On June 24, 2015, we acquired all of the outstanding membership interests of Bridger Logistics, LLC ("Bridger") for $562.5 million in cash, subject to certain post-closing adjustments for working capital, indebtedness and transaction expenses, and 11.2 million Ferrellgas Partners common units valued at $260.0 million. Bridger is a domestic crude oil transportation and logistics provider with an integrated portfolio of midstream assets, which connects crude oil production in prolific unconventional resource plays to downstream markets. Bridger's truck, pipeline terminal, pipeline, rail and maritime assets form a comprehensive, fee-for-service business model, and it is expected that substantially all of its cash flow will be generated from fee-based commercial agreements. With this acquisition we created a Midstream Operations - Crude Oil Logistics segment.

During September 2014, we acquired salt water disposal wells from C&E Production, LLC and its affiliates ("C&E sellers") based in Bryan, Texas for $67.5 million in cash. During May 2015, we purchased the assets of a salt water disposal well in Atascosa County, Texas for $5.8 million in cash. All of these acquired salt water disposal wells, together with our acquisition of Sable Environmental, LLC and Sable SWD 2, LLC in fiscal 2014, operate in the Eagle Ford shale region of South Texas and are included in our Midstream Operations - Water Solutions segment.

Propane and related equipment sales

We are a leading distributor of propane and related equipment and supplies to customers in the United States as measured by the volume of our retail sales in fiscal 2015 and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2016 and 2017 sales commitments and, as of July 31, 2015, have experienced net mark to market losses of approximately $35.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2015, we estimate 55% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Our open financial derivative fuel purchase commitments for fiscal 2016 and 2017 forecasted fuel usage by our propane related fleet are not designated as hedges, and as of July 31, 2015, have experienced net mark to market losses of approximately $2.4 million. Because these financial derivative purchase commitments do not qualify for hedge accounting treatment, the resulting liabilities and related mark to market losses are recorded on the consolidated balance sheets as “Other current liabilities” and "Other liabilities" and on the consolidated statement of earnings as “Operating expenses”. These financial derivative fuel purchase commitment losses recognized currently on the statements of earnings are expected to be offset by future decreased fuel expense incurred by our fleet.

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
Midstream operations

Crude oil logistics

The crude oil logistics segment generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger services include transportation through its operation of a fleet of 555 trucks, 634 tank trailers and 1,263 railcars primarily servicing Texas, Louisiana, North Dakota, Pennsylvania, Colorado and Wyoming; pipeline services in North Dakota, Montana, Wyoming, New Mexico, Mississippi, Oklahoma and Texas; and crude oil purchase and sale in connection with pipeline management services.
Water solutions

We currently own and operate nine salt water disposal wells in and around the Eagle Ford shale in south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water. In the oil and gas fields Ferrellgas services, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil that is dissolved in the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps. Our revenue per barrel of salt water processed is derived from a blend of fees we charge our customers to dispose of salt water at our facilities and skimming oil sales. Our gross margin is highly dependent on crude oil production activity in the Eagle Ford shale and thus from the volume of salt water delivered to our wells for disposal. We hedge the price of crude oil sales from our a portion of our oil skimming activities, although we did not elect to qualify these transactions for hedge accounting.

Overview of net earnings attributable to Ferrellgas Partners, L.P.

“Net earnings attributable to Ferrellgas Partners, L.P.” in fiscal 2015 was $29.6 million as compared to $33.2 million in fiscal 2014. This decrease was primarily due to:

•	a $16.6 million decrease in gross margin in the propane and related equipment sales segment;

•	a $14.4 million increase in "Depreciation and amortization expense";

•	a $13.9 million increase in "Interest expense";

•	a $12.1 million increase in "General and administrative expense";

•	a $6.5 million increase in "Equipment lease expense";

partially offset by a

•	a $21.2 million loss on extinguishment of debt that occurred in the prior year period;

•	a $14.1 million decrease in "Operating expense";

•	a $13.7 million increase in crude oil logistics gross margin; and

•	an $11.4 million increase in water solutions gross margin.

We have completed our impairment test for the Retail operations, Products and Midstream operations - water solutions reporting units and believe that estimated fair values exceed the carrying values of our reporting units as of January 31, 2015. Goodwill associated with the Midstream operations - crude oil logistics reporting unit is a result of the acquisition of Bridger on June 24, 2015.

As a result of the significant drop in the price of crude oil and its impact on the results of Midstream operations - water solutions reporting unit during the second half of fiscal 2015, we considered whether the carrying value of this reporting unit no longer exceeded the fair value. Upon applying a fair-value-based test similar to the annual impairment test, we concluded that there was no impairment of the Midstream operations - water solutions reporting unit as of July 31, 2015. This test primarily consists of a discounted future cash flow model to predict fair value. The conclusion is based on the following critical assumptions: (1) the NYMEX West Texas Intermediate (“WTI”) crude oil curve was used to predict future oil prices; (2) the oil skimming rate is expected to increase consistent with the projected increases in the NYMEX WTI crude oil curve consistent with past history; and (3) certain organic growth projects will increase the salt water volumes processed as new drilling activity increases associated with the projected NYMEX WTI crude oil curve. We believe that the results of this business are closely tied to the price of WTI crude oil and, therefore, if any of these assumptions are not sustained or are not sustained in a timely manner, the Midstream operations - water solutions reporting unit could incur material impairments.

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

Results of Operations

Fiscal Year Ended July 31, 2015 compared to Fiscal Year Ended July 31, 2014

			Favorable
(amounts in thousands)			(unfavorable)
Fiscal Year-Ended July 31,	2015	2014	variance
Propane sales volumes (gallons):
Retail – Sales to End Users	608,781	651,358	(42,577)	(7)%
Wholesale – Sales to Resellers	270,065	295,212	(25,147)	(9)%
	878,846	946,570	(67,724)	(7)%
Salt water volume (barrels)	17,035	2,500	14,535	NM
Crude oil hauled (barrels)	10,447	—	10,447	NM

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,071,754	$1,392,526	$(320,772)	(23)%
Wholesale – Sales to Resellers	478,247	619,710	(141,463)	(23)%
Other Gas Sales (a)	107,015	135,107	(28,092)	(21)%
Other	260,185	251,082	9,103	4%
Propane and related equipment revenues	1,917,201	2,398,425	(481,224)	(20)%
Midstream operations - water solutions	25,677	7,435	18,242	NM
Midstream operations - crude oil logistics	81,512	—	81,512	NM
	$2,024,390	$2,405,860	$(381,470)	(16)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$493,407	$497,508	$(4,101)	(1)%
Wholesale – Sales to Resellers (a)	186,385	193,447	(7,062)	(4)%
Other	89,488	94,900	(5,412)	(6)%
Propane and related equipment gross margin	$769,280	$785,855	$(16,575)	(2)%
Midstream operations - water solutions (d)	16,862	5,465	11,397	NM
Midstream operations - crude oil logistics (d)	13,737	—	13,737	NM
	$799,879	$791,320	$8,559	1%

Operating income	$130,520	$144,414	$(13,894)	(10)%

Adjusted EBITDA -
Propane and related equipment	$325,797	$331,292	$(5,495)	(2)%
Midstream operations - water solutions	5,536	3,438	2,098	NM
Midstream operations - crude oil logistics	8,583	—	8,583	NM
Corporate and other	(39,732)	(46,582)	6,850	(15)%
Adjusted EBITDA (c)	$300,184	$288,148	$12,036	4%

Interest expense	$100,396	$86,502	$(13,894)	(16)%
Interest expense - operating partnership	84,227	70,332	(13,895)	(20)%
Loss on extinguishment of debt	—	21,202	21,202	NM
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

c)
Adjusted EBITDA is calculated as net earnings attributable to Ferrellgas Partners, L.P., income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other expense, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments, acquisition and transition expenses and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

d)	Gross margin from Midstream - water solutions and Midstream - crude oil logistics represents revenues less cost of sales and does not include depreciation and amortization.

The following table summarizes EBITDA, Adjusted EBITDA and distributable cash flow for the fiscal years ended July 31, 2015 and 2014, respectively:

(amounts in thousands)
For the fiscal year ended July 31	2015	2014
Net earnings attributable to Ferrellgas Partners, L.P.	$29,620	$33,211
Income tax expense (benefit)	(315)	2,516
Interest expense	100,396	86,502
Depreciation and amortization expense	98,579	84,202
EBITDA	228,280	206,431
Loss on extinguishment of debt	—	21,202
Non-cash employee stock ownership plan compensation charge	24,713	21,789
Non-cash stock-based compensation charge	25,982	24,508
Loss on disposal of assets	7,099	6,486
Other expense	350	479
Change in fair value of contingent consideration	(6,300)	5,000
Litigation accrual and related legal fees associated with a class action lawsuit	806	1,749
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	2,412	—
Acquisition and transition expenses	16,373	—
Net earnings attributable to noncontrolling interest	469	504
Adjusted EBITDA	300,184	288,148
Net cash interest expense (a)	(96,150)	(83,686)
Maintenance capital expenditures (b)	(19,612)	(17,673)
Cash paid for taxes	(712)	(816)
Proceeds from asset sales	5,905	4,524
Distributable cash flow attributable to equity investors (c)	189,615	190,497
Distributable cash flow attributable to general partner and non-controlling interest	(3,792)	(3,810)
Distributable cash flow attributable to common unitholders (d)	185,823	186,687
Less: Distributions paid to common unitholders	(165,433)	(159,316)
Distributable cash flow surplus	$20,390	$27,371

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

Propane and related equipment sales

Propane sales volumes during fiscal 2015 decreased 7%, or 67.7 million gallons, from that of the prior year period due to 51.4 million of decreased gallon sales to retail customers and 25.1 million of decreased gallon sales to wholesale customers, partially offset by 8.8 million of acquisition related gallons.

Weather in the more highly concentrated geographic areas we serve for the twelve months ended July 31, 2015 was approximately 8% warmer than that of the prior year period and 4% warmer than normal. We believe retail and wholesale customer sales volume decreased due to warmer weather.

 Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas, during fiscal 2015 averaged 43% and 49% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.65 and $1.15 per gallon during fiscal 2015 and 2014, respectively, while the wholesale market price at Conway, Kansas averaged $0.62 and $1.22 per gallon during fiscal 2015 and 2014, respectively.

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

Revenues

Retail sales decreased $320.8 million compared to the prior year period. This decrease resulted primarily from a $229.7 million decrease in sales price per gallon and $111.0 million of decreased sales volumes, partially offset by $19.9 million increase resulting from gallons gained through acquisitions completed during the last twelve months, each as discussed above.

Wholesale sales decreased $141.5 million compared to the prior year period. This decrease resulted primarily from $111.5 million of decreased sales price per gallon and $30.0 million of decreased sales volumes, both as discussed above.

Other gas sales decreased $28.1 million compared to the prior year period primarily due to $82.2 million of decreased sales price per gallon, partially offset by $54.1 million of increased sales volumes.

Other revenues increased $9.1 million compared to the prior period, primarily due to the increased sales of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $11.2 million compared to the prior period. This decrease resulted primarily from a $47.2 million decrease in propane sales volumes, as discussed above, partially offset by a $25.5 million increase in gross margin per gallon and $10.5 million resulting from gallons gained through acquisitions completed during the last twelve months, as discussed above.

Gross margin - Other

Gross margin decreased $5.4 million primarily due to a $2.6 million decrease in miscellaneous fees billed to customers and $2.0 million decrease due to lower margin equipment sales.

Adjusted EBITDA

Adjusted EBITDA decreased $5.5 million primarily due to the $11.2 million of decreased “Gross margin – Propane and other gas liquid sales”, as discussed above, a $7.4 million increase in lease expense and a $5.4 million decrease in Gross margin – Other, as discussed above, partially offset by a $18.4 million decrease in "Operating expense". "Equipment lease expense" increased $7.4 million primarily due to the replacement of older vehicles. "Operating expense" decreased due to a $10.4 million decrease in vehicle fuel and other vehicle costs, an $8.4 million decrease in personnel related costs, primarily due to reduced performance-based incentive expenses, and a $5.5 million decrease in general liability and workers compensation costs, partially offset by $4.9 million of expense related to gallons gained through acquisitions completed during the last twelve months.
Midstream operations - Crude oil logistics

Our midstream operations - crude oil logistics began with our June 2015 acquisition of Bridger.

Revenues

Our midstream operations - crude oil logistics generated $81.5 million of crude oil transportation related revenues.

Gross margin

Our midstream operations - crude oil logistics generated $13.7 million of crude oil transportation related gross margin.

Adjusted EBITDA

Our midstream operations - crude oil logistics Adjusted EBITDA of $8.6 million during fiscal 2015 was due to the $13.7 million of gross margin discussed above, partially offset by $4.2 million of operating expenses.
Midstream operations - Water solutions

Our midstream operations - water solutions began with our May 2014 acquisition of Sable, therefore, fiscal 2015 includes a full year of operations as compared to fiscal 2014, which included three months of operations.

Revenues

Our midstream operations - water solutions revenues increased $18.2 million primarily due to the timing of the Sable acquisition in fiscal 2014, as discussed above.

Gross margin

Our midstream operations - water solutions gross margin increased $11.4 million primarily due to the timing of the Sable acquisition in fiscal 2014, as discussed above.

Adjusted EBITDA

Our midstream operations - water solutions Adjusted EBITDA increased $2.1 million due to the $11.4 million of gross margin discussed above, partially offset by a $9.3 million increase in operating expenses. Operating expenses increased primarily due to the timing of the Sable acquisition in fiscal 2014, as discussed above.

Corporate & other

The Adjusted EBITDA within "corporate and other" increased by $6.9 million primarily due to a decrease in "General and administrative expense" performance-based incentives.

Consolidated

Operating income

"Operating income" decreased $13.9 million compared to the prior year period primarily due to a $14.4 million increase in "Depreciation and amortization", a $12.1 million increase in "General and administrative expense" and a $6.5 million increase in "Equipment lease expense", as discussed above, partially offset by $14.1 million decrease in "Operating expense" and a $8.5 million increase in total gross margin, as discussed above.

"Depreciation and amortization" increased primarily due to depreciation and amortization related to the assets acquired for our Midstream operations. "General and administrative expense” increased primarily due to the expenditure of $16.4 million of acquisition and transition costs related to the Bridger Logistics Acquisition, partially offset by a $6.6 million decrease in performance-based incentive expenses. "Operating expense" within our Propane and related equipment sales segment decreased $16.0 million due to an $8.4 million decrease in personnel related costs, primarily due to reduced performance-based incentive expenses, an $8.0 million decrease in vehicle fuel and other vehicle costs and a $5.5 million decrease in general liability and workers compensation costs, partially offset by $4.9 million of expense related to gallons gained through acquisitions completed during the last twelve months. Operating expense within our Midstream operations segments increased $2.1 million compared to the prior year period, due to $9.3 million of increases related to the full year of Midstream operations - water solutions in fiscal 2015 and $4.2 million of increases related to the fiscal 2015 Bridger Logistics Acquisition, substantially offset by the $11.3 million decrease in the fair value of contingent consideration related to the Sable acquisition.

Distributable cash flow to equity investors

Distributable cash flow attributable to equity investors decreased slightly from $190.5 million in the prior year to $189.6 million in the current period primarily due to the $12.5 million increase in net cash interest expense, offset by the $12.0 million increase in Adjusted EBITDA, as discussed above.

Interest expense - consolidated

“Interest expense” increased $13.9 million primarily due to the issuance of new debt to fund acquisitions and growth capital expenditures.

Interest expense - operating partnership

“Interest expense” increased $13.9 million primarily due to the issuance of new debt to fund acquisitions and growth capital expenditures.

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

Fiscal Year Ended July 31, 2014 compared to Fiscal Year Ended July 31, 2013

			Favorable
(amounts in thousands)			(unfavorable)
Fiscal Year-Ended July 31,	2014	2013	variance
Propane sales volumes (gallons):
Retail – Sales to End Users	651,358	637,923	13,435	2%
Wholesale – Sales to Resellers	295,212	263,447	31,765	12%
	946,570	901,370	45,200	5%
Salt water volume (barrels)	2,500	—	2,500	NM

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,392,526	$1,127,748	$264,778	23%
Wholesale – Sales to Resellers	619,710	479,533	140,177	29%
Other Gas Sales (a)	135,107	131,986	3,121	2%
Other	251,082	236,200	14,882	6%
Propane and related equipment revenues	$2,398,425	$1,975,467	$422,958	21%
Midstream operations - water solutions	7,435	—	7,435	NM
	$2,405,860	$1,975,467	$430,393	22%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$497,508	$476,040	$21,468	5%
Wholesale – Sales to Resellers (a)	193,447	170,966	22,481	13%
Other	94,900	91,744	3,156	3%
Propane and related equipment gross margin	785,855	738,750	47,105	6%
Midstream operations - water solutions (d)	5,465	—	5,465	NM
	$791,320	$738,750	$52,570	7%

Operating income	144,414	147,602	(3,188)	(2)%

Adjusted EBITDA -
Propane and related equipment	$331,292	$315,486	$15,806	5%
Midstream operations - water solutions	3,438	—	3,438	NM
Corporate and other	(46,582)	(43,237)	(3,345)	8%
Adjusted EBITDA (c)	$288,148	$272,249	$15,899	6%

Interest expense	86,502	89,145	2,643	3%
Interest expense - operating partnership	70,332	72,974	2,642	4%
Loss on extinguishment of debt	21,202	—	(21,202)	NM
NM - Not Meaningful

a)
Gross margin from Other Gas Sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes of fixed-price sales commitments in each respective category.

b)
Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold - propane and other gas liquids sales” and does not include depreciation and amortization.

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

d)	Gross margin from Midstream - water solutions represents revenues less cost of sales and does not include depreciation and amortization.

The following table summarizes EBITDA, Adjusted EBITDA and distributable cash flow for the fiscal year ended July 31, 2014 and 2013, respectively:

(amounts in thousands)	2014	2013
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$33,211	$56,426
Income tax expense	2,516	1,855
Interest expense	86,502	89,145
Depreciation and amortization expense	84,202	83,344
EBITDA	206,431	230,770
Loss on extinguishment of debt	21,202	—
Non-cash employee stock ownership plan compensation charge	21,789	15,769
Non-cash stock and unit-based compensation charge	24,508	13,545
Loss on disposal of assets	6,486	10,421
Other expense (income), net	479	(565)
Change in fair value of contingent consideration	5,000	—
Litigation accrual and related legal fees associated with a class action lawsuit	1,749	1,568
Net earnings attributable to noncontrolling interest	504	741
Adjusted EBITDA	288,148	272,249
Net cash interest expense (a)	(83,686)	(83,495)
Maintenance capital expenditures (b)	(17,673)	(15,070)
Cash paid for taxes	(816)	(550)
Proceeds from asset sales	4,524	9,980
Distributable cash flow attributable to equity investors (c)	190,497	183,114
Distributable cash flow attributable to general partner and non-controlling interest	(3,810)	(3,662)
Distributable cash flow attributable to common unitholders (d)	186,687	179,452
Less: Distributions paid to common unitholders	(159,316)	(158,087)
Distributable cash flow surplus	$27,371	$21,365

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

 Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at the major supply points in Mt. Belvieu, Texas and Conway, Kansas during fiscal 2014 averaged 29% and 49% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $1.15 and $0.89 per gallon during fiscal 2014 and 2013, respectively, while the wholesale market price at Conway, Kansas averaged $1.22 and $0.82 per gallon during fiscal 2014 and 2013, respectively.

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

Adjusted EBITDA

Adjusted EBITDA increased $15.9 million primarily due to the $43.9 million of increased “Gross margin - Propane and other gas liquid sales” and a $3.2 million increase in Gross margin - Other, both as discussed above, partially offset by a $29.8 million increase in "Operating expense". "Operating expense" increased $17.9 million due to variable delivery costs related to the increase in propane sales volume, as discussed above, and increased operating expenses of $8.1 million related to acquisitions of both grilling tool and accessory operations and propane operations.

Midstream operations - Water solutions

Our midstream operations - water solutions began with our May 2014 acquisition of Sable.

Revenues

Our midstream operations - water solutions generated $7.4 million of skimming oil and salt water disposal revenues.

Gross margin

Our midstream operations - water solutions generated $5.5 million of skimming oil and salt water disposal gross margin.

Adjusted EBITDA

Our midstream operations - water solutions Adjusted EBITDA of $3.4 million during fiscal 2014 was due to the $5.5 million of gross margin discussed above, partially offset by $2.1 million of operating expenses.

Corporate & other

The operating loss within "corporate and other" increased by $3.3 million primarily due to an increase of $3.1 million in "General and administrative expense". “General and administrative expense” increased primarily due to a $1.4 million increase in performance-based incentive expenses and $0.9 million in acquisition related costs.

Consolidated

Operating income

"Operating income" decreased $3.2 million compared to the prior year period primarily due to a $39.1 million increase in "Operating expense", a $12.0 million increase in "General and administrative expense" and a $6.0 million increase in "Non-cash employee stock ownership plan compensation charge", partially offset by $43.9 million of increased “Gross margin - Propane and other gas liquid sales”, a $5.5 million increase in midstream operations - water solutions gross margin and a $3.2 million increase in Gross margin - Other, each as discussed above.

"Operating expense" increased $17.9 million primarily due to variable delivery costs related to the increase in propane sales volume, $8.1 million due to increased operating expenses related to both acquisitions of grilling tool and accessory operations and propane operations, $2.1 million of operating costs related to our midstream operations - water solutions, each as discussed above, and a $5.0 million change in the fair value of contingent consideration related to our midstream operations - water solutions. “General and administrative expense” increased primarily due to $8.0 million of increased non-cash stock based compensation charges, a $1.4 million increase in performance-based incentive expenses and $0.9 million in acquisition related costs.

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

During June 2015, we acquired Bridger, a provider of integrated crude oil midstream services based near Dallas, Texas. We paid $562.5 million in cash, subject to certain post-closing adjustments for working capital, indebtedness and transaction expenses, and 11.2 million Ferrellgas Partners common units. We funded the cash portion of this acquisition from the following transactions that also closed in June 2015: (a) the operating partnership's issuance of $500.0 million in aggregate principal amount of 6.75% senior notes due 2023 at an offering price equal to par for net proceeds of $491.3 million, and (b) our issuance of 6.3 million Ferrellgas Partners common units in a registered public offering, for net proceeds of approximately $141.1 million. We used the excess proceeds to pay down a portion of the outstanding borrowings under our secured credit facility.

During September 2014, we acquired two salt water disposal wells in the Eagle Ford shale region of south Texas from C&E sellers, based in Bryan, Texas. Consideration was paid in cash upon closing with funds borrowed from our secured credit facility. During September 2014, in a non-brokered registered direct offering, we issued to Ferrell Companies Inc. and the former equity holders of C&E sellers, an aggregate of 1.5 million Ferrellgas Partners common units for an aggregate purchase price of $42.0 million, which units are subject to certain transfer restrictions. We used these proceeds to pay down a portion of the borrowings under our secured credit facility used to fund the acquisition discussed above, as well as other propane and related equipment sales acquisitions completed during fiscal 2014.

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the year ended July 31, 2015 to the year ended July 31, 2014 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Year ended July 31, 2015	$189,615	$20,646	$168,969	1.12
Year ended July 31, 2014	190,497	27,769	162,728	1.17
Increase (decrease)	$(882)	$(7,123)	$6,241	(0.05)

For the year ended July 31, 2015 distributable cash flow decreased $0.9 million. Cash distributions paid increased $6.2 million primarily due to the issuance of 2.0 million common units during the fourth quarter of fiscal 2014 and 1.5 million common units during the first quarter of fiscal 2015, both in connection with acquisitions. These changes resulted in a decrease in our distribution coverage ratio to 1.12 for the year ended July 31, 2015 as compared to 1.17 for the year ended July 31, 2014. Cash reserves of $20.6 million and $27.8 million in fiscal 2015 and 2014, respectively, were established to meet future anticipated expenditures.

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

Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather, customer retention and purchasing patterns and other changes in the demand for propane and crude oil. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our propane and related products cash flows from operations is generated during the winter heating season. Our midstream operations segments are not expected to experience seasonality. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our propane and related equipment sales segment.

A quarterly distribution of $0.5125 was paid on September 14, 2015, to all common units that were outstanding on September 7, 2015. This represents the first increase to our quarterly distribution, after eighty-three consecutive quarterly distributions of $0.50 paid to our common unitholders dating back to October 1994.

Our secured credit facility, publicly-held debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. We believe that the most restrictive of these tests are debt incurrence limitations under the terms of our secured credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.625% senior notes due 2020.

As of July 31, 2015, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, we believe that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2016. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the secured credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Financing Activities – Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, issue additional debt to the extent permitted under existing financing arrangements or issue additional common units.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of common units for general business purposes, which among other things, may include the following: repayment of outstanding indebtedness; the redemption of any senior notes or other securities (other than common units) previously issued; working capital; capital expenditures; acquisitions, or other general business purposes. As of August 31, 2015, Ferrellgas Partners has issued 6.3 million common units from this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of August 31, 2015, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

Operating Activities

Ferrellgas Partners

Fiscal 2015 v Fiscal 2014

Net cash provided by operating activities was $203.1 million for fiscal 2015, compared to net cash provided by operating activities of $125.7 million for fiscal 2014. This increase in cash provided by operating activities was primarily due to a $100.2 million decrease in working capital requirements which was partially offset by a $3.9 million decrease in cash flow from operations and a $18.9 million increase in other assets , net, used to fund margin deposits made toward price risk management activities.

The decrease in working capital requirements was primarily due to a $77.8 million decrease in inventory from the decrease in the wholesale price of propane as well as the timing of inventory purchases and a $46.3 million decrease in accounts receivable resulting primarily from the decrease in the wholesale price of propane as well as the timing of billing and collections on accounts receivable and a $12.7 million increase in accrued interest expense due to the timing of interest payments. These decreases in working capital requirements were partially offset by a $21.0 million increase in prepaid expenses and other current assets primarily due to margin deposits made toward price risk management activities and a $17.8 million decrease in accounts payable resulting primarily from the timing of purchases and disbursements.

The decrease in cash flow from operations is primarily due to a $13.9 million increase in "Interest Expense", $10.4 million of increased "General and Administrative expense", a $6.5 million increase in "Equipment lease expense", as discussed above, partially offset by a $14.7 million decrease in "Loss on extinguishment of debt", an $8.6 million increase in combined "Gross margin - Propane and other gas liquid sales”, gross margin from our Midstream operations and "Gross margin - Other", as discussed above and $2.6 million of decreased "Operating expense", net of $11.3 million non-cash decrease in the fair value of contingent consideration.

Fiscal 2014 v Fiscal 2013

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

The operating partnership

Fiscal 2015 v Fiscal 2014

Net cash provided by operating activities was $216.5 million for fiscal 2015, compared to net cash provided by operating activities of $141.5 million for fiscal 2014. This increase in cash provided by operating activities was primarily due to a $97.7 million decrease in working capital requirements which was somewhat offset by a $3.7 million decrease in cash flow from operations and a $18.9 million increase in other assets, net, used to fund margin deposits made toward price risk management activities.

The decrease in working capital requirements was primarily due to a $77.8 million decrease in inventory from the decrease in the wholesale price of propane as well as the timing of inventory purchases and a $46.3 million decrease in accounts receivable resulting primarily from the decrease in the wholesale price of propane as well as the timing of billing and collections on accounts receivable and a $12.7 million increase in accrued interest expense due to the timing of interest payments. These decreases in working capital requirements were partially offset by a $21.0 million increase in prepaid expenses and other current assets primarily due to margin deposits made toward price risk management activities and a $17.8 million decrease in accounts payable resulting primarily from the timing of purchases and disbursements.

The decrease in cash flow from operations is primarily due to a $13.9 million increase in "Interest Expense", $10.4 million of increased "General and Administrative expense", a $6.5 million increase in "Equipment lease expense", as discussed above, partially offset by a $14.7 million decrease in "Loss on extinguishment of debt", an $8.6 million increase in combined "Gross margin - Propane and other gas liquid sales”, gross margin from our Midstream operations and "Gross margin - Other", as discussed above and $2.6 million of decreased "Operating expense", exclusive of a $11.3 million non-cash decrease in the fair value of contingent consideration.

Fiscal 2014 v Fiscal 2013

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

Investing Activities

Capital Requirements

Our business requires continual investments to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital expenditures for our business consist primarily of:

•
Maintenance capital expenditures. These capital expenditures include expenditures for betterment and replacement of property, plant and equipment rather than to generate incremental distributable cash flow. Examples of maintenance capital expenditures include a routine replacement of a worn-out asset or replacement of major vehicle components; and

•
Growth capital expenditures. These expenditures are undertaken primarily to generate incremental distributable cash flow. Examples include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

Fiscal 2015 v Fiscal 2014

Net cash used in investing activities was $708.0 million for fiscal 2015, compared to net cash used in investing activities of $210.1 million for fiscal 2014. This increase in net cash used in investing activities is due to an increase of $479.4 million in "Business acquisitions, net of cash acquired" primarily due to the acquisition of Bridger and a $19.9 million increase in "Capital expenditures".

The increase in "Capital expenditures" is primarily due to the timing of $7.8 million in Propane and related equipment sales growth and maintenance capital expenditures and an increase of $11.7 million in Midstream operations growth capital expenditures related to improvements at existing salt water disposal facilities.

Due to the mature nature of our propane and related equipment sales operations segment, we have not incurred and do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Due to the relatively new nature of our midstream operations segments, we may experience significant fluctuations in maintenance capital expenditures as our facilities age and future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Fiscal 2014 v Fiscal 2013

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

Financing Activities

Fiscal 2015 v Fiscal 2014

Net cash provided by financing activities was $504.3 million for fiscal 2015, compared to net cash provided in financing activities of $86.4 million for fiscal 2014. This increase in net cash provided by financing activities was primarily due to a $328.2 million increase in long-term borrowings due to the issuance of $500 million of 6.75% senior notes related to the Bridger Logistics Acquisition and a $131.0 million increase in the proceeds from equity offerings, which was primarily used to fund acquisitions during the period, partially offset by a $43.7 million decrease in net credit facility and accounts receivable short term borrowings.

Fiscal 2014 v Fiscal 2013

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

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $167.1 million during fiscal 2015 in connection with the distributions declared for the three months ended July 31, 2014, October 31, 2014, January 31, 2015 and April 30, 2015. During fiscal 2015, the operating partnership paid to its general partner $1.7 million in connection with the quarterly distributions and $4.3 million in connection with the acquisition of Bridger. The quarterly distribution of $0.5125 on all common units and the related general partner distribution for the three months ended July 31, 2015 of $52.0 million was paid on September 14, 2015 to holders of record on September 7, 2015.

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $162.7 million during fiscal 2014 in connection with the distributions declared for the three months ended July 31, 2013, October 31, 2013, January 31, 2014 and April 30, 2014. During fiscal 2014, the operating partnership paid to its general partner $1.8 million in connection with the quarterly distributions.

Secured credit facility

During June 2015, we executed a fourth amendment to our secured credit facility to administer certain technical revisions in order to facilitate the Bridger Logistics Acquisition and related funding. This amendment did not change the terms or maturity date of the secured credit facility which remains at October 2018. During June 2014, we executed a third amendment to our secured credit facility to better facilitate our strategic focus on further business diversification. Immediately following the third amendment, we increased the size of this secured credit facility from $500.0 million to $600.0 million providing increased liquidity for future acquisitions. There was no change to the size of the letter of credit sublimit which remains at $200.0 million. The third amendment did not change the interest rate or the maturity date of the secured credit facility. Borrowings under this amended secured credit facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness. During October 2013, we executed the second amendment to our secured credit facility. The second amendment extended the maturity date to October 2018, increased the size of the secured credit facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remained at $200.0 million and decreased interest rates by 0.25%.

As of July 31, 2015, we had total borrowings outstanding under our secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt. Additionally, Ferrellgas had $327.4 million of available borrowing capacity under our secured credit facility as of July 31, 2015.

Borrowings outstanding at July 31, 2015 under the secured credit facility had a weighted average interest rate of 3.5%. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of July 31, 2015, the federal funds rate and Bank of America’s prime rate were 0.14% and 3.25%, respectively. As of July 31, 2015, the one-month and three-month Eurodollar Rates were 0.19% and 0.33%, respectively.

In addition, an annual commitment fee is payable at a per annum rate range from 0.35% to 0.50% times the actual daily amount by which the secured credit facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

The obligations under this secured credit credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and to a lesser extent product purchases. At July 31, 2015, we had available letter of credit remaining capacity of $138.8 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of July 31, 2015, the rate was 2.50%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility decreased $30.0 million. We reduced our net funding of $21.0 million from this facility during fiscal 2015 as compared to receiving net funding of $9.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. The accounts receivable securitization facility has $225.0 million of capacity and matures on January 19, 2017. This agreement allows for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on available undivided interests in our accounts receivable from certain customers. As of July 31, 2015, we had received cash proceeds of $70.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of July 31, 2015, the weighted average interest rate was 2.3%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuances

During June 2015, we issued common units in two transactions related to the acqusition of Bridger: (a) we issued 6.325 million common units in a registered public offering, for net proceeds of approximately $141.1 million that was used to help fund the acquisition of Bridger, and (b) we issued 11.2 million common units directly to the sellers of Bridger in a private placement.

In connection with the issuance of 11.2 million common units to the sellers of Bridger, Ferrellgas Partners has agreed to provide such sellers registration rights with respect to the units issued to them. The sellers can request that Ferrellgas Partners file a registration statement with the SEC permitting the resale of common units held by the sellers. In addition, if Ferrellgas Partners were to file a new registration statement or prospectus supplement relating to its issuance of common units pursuant to an underwritten equity offering, then Ferrellgas Partners would be obligated to offer the sellers the opportunity to participate as selling unitholders in such underwritten equity offering, subject to certain customary exceptions.

During fiscal 2015, Ferrellgas Partners issued approximately 0.1 million common units for an aggregate purchase price of $3.0 million in connection with propane related acquisitions.

During September 2014, in a non-brokered registered direct offering, we issued to Ferrell Companies Inc. and the former equity holders of the C&E sellers, an aggregate of 1.5 million common units for an aggregate purchase price of $42.0 million, which units are subject to certain transfer restrictions. We used these proceeds to pay down a portion of the borrowings under our secured credit facility that funded the C&E acquisition and other propane and related equipment sales acquisitions completed during fiscal 2014.

During May 2014, subsequent to the Sable acquisition, Sable's ownership group purchased $50.0 million of common units in a non-brokered registered direct offering, which units are subject to certain transfer restrictions. We used these proceeds to pay down a portion of the borrowings under our secured credit facility that funded the Sable acquisition.

During fiscal 2015 and 2014, Ferrellgas Partners issued $0.1 million and $0.6 million of common units, respectively, pursuant to its unit option plan.

Debt issuances and repayments

During June 2015, we issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023 at an offering price equal to par for net proceeds of $491.3 million after deducting underwriters' fees. We used the net proceeds primarily to fund a portion of the purchase price for the acquisition of Bridger. We used the remaining funds to reduce borrowings on our secured credit facility.

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

We believe that the liquidity available from our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements in fiscal 2016. See “Accounts Receivable Securitization” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;

•	a significant reduction in the production of crude oil;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating leading to decreased trade credit;

•	a significant acquisition; or

•	a large uninsured unfavorable lawsuit settlement.

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

Distributions

The operating partnership paid cash distributions of $184.7 million and $178.4 million during fiscal 2015 and 2014, respectively. The operating partnership paid cash distributions of $52.5 million on September 14, 2015.

Cash distributions increased in fiscal 2015 as compared to fiscal 2014, due to the one-time distributions of $418.9 million and $4.3 million to Ferrellgas Partners and our general partner, respectively, in connection with the Bridger Logistics Acquisition.

Cash contributions received by the operating partnership

During June 2015, the operating partnership received a cash contribution of $8.4 million from its general partner in connection with Ferrellgas Partner's contribution of Bridger to the operating partnership.

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

During fiscal 2014, the operating partnership received cash contributions of $51.1 and $0.5 million from Ferrellgas Partners and the general partner, respectively. The proceeds were used to reduce outstanding indebtedness under the secured credit facility that funded the Sable acquisition. During fiscal 2014, the operating partnership received asset contributions from Ferrellgas Partners of $1.5 million in connection with other propane and related equipment acquisitions. The general partner made cash contributions of $0.5 million and non-cash contributions of $0.5 million to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $245.0 million for fiscal 2015, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions paid during the year ended (in thousands)
	July 31, 2015	July 31, 2015
Ferrell Companies (1)	22,529,361	$45,059
FCI Trading Corp. (2)	195,686	392
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4)	4,763,475	8,717
James H. Ballengee (5)	9,542,895	—

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

(4)
James E. Ferrell is the Chairman of the Board of Directors of our general partner. JEF Capital Management owns 4,758,859 of these common units and is wholly-owned by the James E. Ferrell Revocable Trust Two for which James E. Ferrell is the trustee and sole beneficiary. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

(5)
Jamex Marketing, LLC is the unitholder of record of these common units. Jamex, LLC is the majority member of Jamex Marketing, LLC. Ballengee Interests, LLC is the majority member of Jamex, LLC. James H. Ballengee is the manager of each of Jamex, LLC, Jamex Marketing, LLC and Ballengee Interests, LLC.

During fiscal 2015, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.5 million.

In connection with the closing of the Bridger Logistics acquisition, we issued approximately 9.5 million common units to Bridger Marketing, LLC (now known as Jamex Marketing, LLC) and entered into a ten-year transportation and logistics agreement (the "TLA") with Jamex Marketing, LLC. As a result of that issuance, Jamex Marketing, LLC owns approximately 9.5% of our outstanding common units; however, neither Jamex Marketing, LLC nor any of its affiliates has any interest in our general partner or its board of directors or any control of our business or policies. Jamex Marketing, LLC, in connection with the TLA, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During fiscal 2015, Ferrellgas' total revenues and cost of sales from these transactions were $9.4 million and $8.4 million, respectively. The amounts due from and to Jamex Marketing at July 31, 2015, were $4.8 million and $4.2 million, respectively.

On September 14, 2015, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), James H. Ballengee (indirectly), and the general partner of $11.5 million, $0.1 million, $26 thousand, $2.4 million, $4.9 million and $0.5 million, respectively.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2015:

	Payment or settlement due by fiscal year
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt, including current portion (1)	$3,652	$3,241	$1,719	$1,204	$136,429	$1,657,931	$1,804,176
Fixed rate interest obligations (2)	114,760	114,010	114,010	114,010	114,010	181,844	752,644
Operating lease obligations (3)	39,999	31,497	25,599	20,084	14,402	16,078	147,659
Operating lease buyouts (4)	2,738	1,816	3,217	3,011	2,693	9,355	22,830
Purchase obligations: (5)	49,782	—	—	—	—	—	49,782
Product purchase commitments: (6)
Estimated payment obligations	68,054	13,734	4,436	—	—	—	86,224
Throughput fees (7)	67,214	57,986	57,530	48,789	4,500	15,000	251,019
Contingent consideration (8)	100	—	—	—	—	—	100
Total	$346,299	$222,284	$206,511	$187,098	$272,034	$1,880,208	$3,114,434
Underlying product purchase volume commitments (in gallons)	130,034	23,835	8,400	—	—	—	162,269

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

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2015, variable rate interest on our outstanding balance of long-term variable rate debt of $136.1 million would be $4.8 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

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

(6)
We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2015 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

(7)
We have certain throughput fee arrangements with terminal owners at rail loading and offloading terminals and throughput storage arrangements with pipeline storage terminals. Amounts shown in the table represent minimum throughput fee payment obligations under these third-party agreements for the periods indicated.

(8)	We have a contingent consideration obligation for the Sable acquisition that is based upon our estimate of the amount and likelihood that certain targeted EBITDA metrics will be met and exceeded.

Other than contingent consideration, the components of other noncurrent liabilities included in our consolidated balance sheets principally consist of property and casualty liabilities and the fair value of derivatives in connection with our risk management activity. These liabilities are not included in the table above because they are estimates of future payments and not contractually fixed as to timing or amount.

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt, including current portion (1)	$3,652	$3,241	$1,719	$1,204	$136,429	$1,475,931	$1,622,176
Fixed rate interest obligations (2)	$99,063	$98,313	$98,313	$98,313	$98,313	$181,841	$674,156

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

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2015, variable rate interest on our outstanding balance of long-term variable rate debt of $136.1 million would be $4.8 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

Other than contingent consideration, the components of other noncurrent liabilities included in our consolidated balance sheets principally consist of property and casualty liabilities and the fair value of derivatives in connection with our risk management activity. These liabilities are not included in the table above because they are estimates of future payments and not contractually fixed as to timing or amount.

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

Our off-balance sheet arrangements include the leasing of transportation equipment, property, plant and office equipment and letters of credit available under our secured credit facility.

The leasing of transportation equipment, property, plant and office equipment is accounted for as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing.

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $7.0 million as of July 31, 2015. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

See discussion about our letters of credit available under our secured credit facility and the sale of accounts receivable to our accounts receivable securitization facility both in “Liquidity and Capital Resources.”

Adoption of New Accounting Standards

Below is a listing of a recently issued accounting pronouncement that we have not yet adopted as of July 31, 2015.

Title of Guidance	Effective Date
Accounting Standard Update No. 2014-09 "Revenue from Contracts with Customers"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2017
Accounting Standard Update No. 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"	Effective in the first quarter of 2015 for public companies with calendar year ends
Accounting Standard Update No. 2015-02, "Consolidation: Amendments to the Consolidation Analysis"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2015
Accounting Standard Update No. 2015-03, "Interest - Imputation of Interest"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2015

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to depreciable lives in fiscal 2015, 2014 or 2013.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results of operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2015, 2014 or 2013.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2015, 2014 or 2013, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2015, 2014 or 2013, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

We did not recognize any impairment losses related to our intangible assets during fiscal 2015, 2014 or 2013. For additional information regarding our intangible assets, see Note B - Summary of significant accounting policies - and Note G - Goodwill and intangible assets, net - to our consolidated financial statements.

Accounting for risk management activities and derivative financial instruments

We enter into commodity forward, futures, swaps and options contracts involving propane, diesel, gasoline and related products to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of sales and operating expenses in the consolidated statements of earnings or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of earnings. For further discussion of derivative commodity and interest rate contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B – Summary of significant accounting policies, Note J – Fair value measurements and Note K – Derivative instruments and hedging activities – to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Stock-based compensation

We utilize a binomial valuation tool to compute an estimated fair value of stock-based awards at each balance sheet date. This valuation tool requires a number of inputs, some of which require an estimate to be made by management. Significant estimates include our computation of volatility, the number of groups of employees, the expected term of awards and the forfeiture rate of awards.

•
Our stock-based awards plans grant awards out of Ferrell Companies. Ferrell Companies is not a publicly-traded company and management does not believe it can be categorized within any certain industry group. As a result, our volatility computation is highly subjective. If a different volatility factor were used, it could significantly change the fair value assigned to stock-based awards at each balance sheet date.

•
Management believes we have three groups of employees that participate in our stock-based compensation plans. If a determination were made that we have a different number of groups of employees, that determination could significantly change the expected term and forfeiture rate assigned to our stock and unit-based awards.

•
Our method for computing the expected term of our stock-based awards utilizes a combination of historical exercise patterns and estimates made by management on grantee exercises patterns. This method could assign a term to our stock-based awards that is significantly different from their actual terms, which could result in a significant difference in the fair value assigned to the awards at each balance sheet date.

•
Our method for computing the expected forfeiture rates of our stock-based awards utilizes a combination of historical forfeiture patterns and estimates made by management on forfeiture patterns. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported compensation expense for our stock-based awards.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have five reporting units for goodwill impairment testing purposes. Four of these reporting units contain goodwill that are subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to its carrying amount. We completed the impairment test for the Retail operations, Products and Midstream operations - water solutions reporting units and believe that estimated fair values exceed the carrying values of its reporting units as of January 31, 2015. Goodwill associated with the Midstream operations - crude oil logistics reporting unit is a result of the acquisition of Bridger on June 24, 2015.

As a result of the significant drop in the price of crude oil and its impact on the results of Midstream operations - water solutions reporting unit during the second half of fiscal 2015, we considered whether the carrying value of this reporting unit no longer exceeded the fair value. Upon applying the fair-value-based test as described above for purposes of the annual impairment test, we concluded that there was no impairment of the Midstream operations - water solutions reporting unit as of July 31, 2015.  As of July 31, 2015, we determined that this reporting unit had an estimated fair value in excess of its respective carrying value of approximately 10%.

This test primarily consists of a discounted future cash flow model to estimate fair value. The cash flow model includes the following critical assumptions: (1) the NYMEX West Texas Intermediate (“WTI”) crude oil curve as of July 31, 2015 was used to predict future oil prices; (2) the oil skimming rate is expected to correlate to the NYMEX WTI crude oil curve consistent with our past history; (3) a terminal period growth rate equal to the expected rate of inflation; and (4) certain organic growth projects will increase the salt water volumes processed as a result of new drilling activity in the Eagle Ford shale region of Texas that we expect to occur as the price of WTI crude oil increases. We believe that the results of this business are closely tied to the price of WTI crude oil and, therefore, if any of these assumptions are not sustained or are not sustained in a timely manner, the Midstream operations - water solutions reporting unit could incur material impairments. In addition to these critical cash flow assumptions, a discount rate of 11.1% was applied to the projected cash flows. A 5% increase, resulting in a discount rate equal to 11.7%, could cause us to fail step one of the goodwill impairment test. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $29.3 million of goodwill assigned to this reporting unit could be written off in the period that the impairment is triggered.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of our reporting units and are consistent with what management believes would be utilized by the primary market participant. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in our financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2015. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

Commodity Price Risk Management

Our risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane and crude oil generally in the contract and spot markets from major domestic energy companies on a short-term basis. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.

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

Transportation Fuel Price Risk

Our risk management activities also attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from retail fueling stations. We attempt to mitigate these price risks through the use of financial derivative instruments.

Our risk management strategy involves taking positions in the financial markets that are not more than the forecasted purchases of fuel for our internal use in the retail and supply propane delivery fleet in order to minimize the risk of decreased earnings from an adverse price change. This risk management strategy locks in our purchase price and is successful when our gains or losses in the physical product markets are offset by our losses or gains in the financial markets. Our transport fuel financial derivatives are not designated as cash flow hedges.

Risk Policy and Sensitivity Analysis

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2015 and 2014, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $11.3 million and $9.0 million as of July 31, 2015 and 2014, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective for propane related hedges.

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

Interest Rate Risk

At July 31, 2015, we had $281.4 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $1.1 million for fiscal 2016. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent change in interest rates would result in a loss in future earnings of $1.4 million for fiscal 2016.

As discussed above, the following interest rate swaps are outstanding as of July 31, 2015, and are all designated as hedges for accounting purposes:

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

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2015, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2015.

On June 24, 2015 we acquired Bridger. We are in the process of integrating Bridger and we therefore excluded Bridger from our July 31, 2015 assessment of the effectiveness of internal control over financial reporting. The operations excluded from our evaluation represent 37.2% of our total assets at July 31, 2015, 4.0% of our total revenues for the year ended July 31, 2015. The impact of the acquisition of Bridger has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, as of July 31, 2015, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the most recent fiscal quarter ended July 31, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas Partners, L.P.

We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. ( a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting ("Management Report"). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include internal control over financial reporting of Bridger Logistics, LLC and its subsidiaries (collectively, “Bridger”), a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 37.2 and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2015. As indicated in Management’s Report, Bridger was acquired on June 24, 2015, and therefore, management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Bridger.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended July 31, 2015, and our report dated September 29, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
September 29, 2015

ITEM 9B.     OTHER INFORMATION.
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 29, 2015. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
Stephen L. Wambold	47	2009	2005	Chief Executive Officer and President, Director

Alan C. Heitmann	57	N/A	2015	Executive Vice President and Chief Financial Officer; Treasurer

Tod D. Brown	52	N/A	2006	Executive Vice President, Ferrellgas, Inc. and President, Blue Rhino

Boyd H. McGathey	56	N/A	2013	Executive Vice President and Chief Operating Officer

Thomas M. Van Buren	42	N/A	2015	Executive Vice President, Ferrell North America and Midstream

Julio E. Rios II	44	N/A	2015	Executive Vice President, Ferrellgas, Inc. and President and Chief Executive Officer, Bridger Logistics, LLC

Jeremy H. Gamboa	39	N/A	2015	Executive Vice President, Ferrellgas, Inc. and Chief Operating Officer, Bridger Logistics, LLC

James E. Ferrell	75	1984	N/A	Chairman of the Board of Directors

Pamela A. Breuckmann	39	2013	N/A	Director

Daniel G. Kaye	61	2012	N/A	Director

A. Andrew Levison	59	1994	N/A	Director

John R. Lowden	58	2003	N/A	Director

Michael F. Morrissey	73	1999	N/A	Director

David L. Starling	66	2014	N/A	Director

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

Alan C. Heitmann - Mr. Heitmann joined our general partner in 1995 as Assistant Controller. In 2001 he was promoted to Retail Controller then transitioned to Corporate Controller in 2005. In 2006 he was promoted to Vice President and Corporate Controller. In 2008 he transitioned to the Vice President Accounting and Finance position. In 2013, he became Senior Vice President Finance and Investor Relations. In January 2015 he was promoted and took his current role of Executive Vice President and Chief Financial Officer. Mr. Heitmann obtained his Bachelor of Science degree in Accounting from Rockhurst College.

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

Thomas M. Van Buren - Mr. Van Buren joined our general partner in 1999 as a part of Ferrell North America ("FNA"). He then served in various roles in transportation, supply and wholesale before becoming Director Midwest Supply, Wholesale and Rail in 2005, then Director of Supply, Wholesale and Pipeline Distribution in 2007, Vice President of Supply and Wholesale in 2008, and Senior Vice President of FNA in 2012. In 2015, Mr. Van Buren was promoted to Executive Vice President of FNA and Midstream where he is responsible for daily operations of FNA and our midstream operations - water solutions business. He also has oversight of the company's industry relations, working with state and national associations and currently serving as Chairman of the Propane Education Research Council and a member of the National Propane Gas Association’s Executive Committee. Mr. Van Buren is also a member of the Board of Directors for Kansas City’s Surviving Spouse and Family Endowment Fund. He received his Bachelor of Science in Chemical Engineering from Cornell University before serving as an officer in the United States Army, transitioning out as a Captain when he joined Ferrellgas.

Julio E. Rios II -  Mr. Rios joined our general partner as Executive Vice President on June 24, 2015 and as President and Chief Executive Officer of Bridger Logistics, LLC.  He was President, Chief Executive Officer and Director of Bridger, LLC from July 1, 2013 to June 23, 2015.  Mr. Rios was President, Chief Executive Officer and Director of Southern Energy Transportation, Inc, from April 1, 2011 until it was merged into Bridger, LLC on July 1, 2013.  Mr Rios co-founded Bridger, LLC in October 2010 and was President and Chief Operating Officer of Bridger, LLC from October, 2010 to June 30, 2013. Prior to that, Mr. Rios practiced commercial law, concentrating on business transactions primarily in the oil and gas industry. He was formerly the Managing Partner of the Shreveport law firm of Shuey Smith from 2001 to 2010. He received both his Bachelor's degree and his Juris Doctorate from Louisiana State University in Baton Rouge.

Jeremy H. Gamboa -  Mr. Gamboa joined our general partner in June 2015 as the Executive Vice President and Chief Operating Officer of Bridger Logistics and Senior Vice President at Ferrellgas Partners LP. Mr. Gamboa co-founded Bridger, LLC in 2010 and was Chief Marketing Officer from October 2010 to June 30, 2013. Prior to co-founding Bridger, Mr. Gamboa joined Taylor Companies, LLC in February 2004 where he served as Vice President of Business Development until August 2010. Prior to the six years Mr. Gamboa spent at Taylor, he spent four years in the crude oil marketing business with Rising Star Crude Company, LLC.

James E. Ferrell – Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of Ferrellgas, Inc. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. An active member of the retail propane industry, Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council. Mr. Ferrell brings to the Board significant experience in the propane industry and valuable knowledge of the company's operating history.

Pamela A. Breuckmann - Ms. Breuckmann was elected to the Board of Directors in September 2013. Since 2011, Ms. Breuckmann has served as the President and since January 2015, Chief Executive Officer of Ferrell Capital, Inc. Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, she is the President and Chief Operating Officer of Samson Capital Management, LLC. This SEC registered investment advisory business specializes in managing Master Limited Partnership securities for investors.  The blend of Ms. Breuckmann's investment experience, accounting background and finance roles give her a unique perspective that serves the Board of Directors well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP.  Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting.  She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.  Ms. Breuckmann currently serves on the board and the finance committee of a local not-for-profit, Women's Employment Network.

Daniel G. Kaye  – Mr. Kaye joined the Board of Directors in August 2012, and since that date has served as Chairman of the Corporate Governance and Nominating Committee and a member of the Audit Committee. Mr. Kaye served as Senior Vice President and Chief Financial Officer for HealthEast Care System from January 2013 to May 2014 where he directed all financial and treasury matters for this billion dollar revenue hospital and clinic system based in St. Paul, Minnesota.  He is also the recently (2012) retired Ernst & Young Midwest Managing Partner of Assurance in Chicago, where he was responsible for more than 1,600 professionals in 10 offices serving 12 states. Mr. Kaye enjoyed a track record of increasing leadership and responsibilities over his 35-year career at Ernst & Young which included serving as the New England Area Managing Partner and an audit partner for 25 years. He recently became a member of the board of directors and audit committees of AXA Financial and two of its insurance subsidiaries, AXA Equitable Life Insurance Company and MONY Life Insurance Company of America, and has served on the board of directors of several not-for-profit organizations including the United Way of Metropolitan Chicago, the United Way of Massachusetts Bay, Catholic Charities, Junior Achievement and the The Greater Boston Chamber of Commerce. Mr. Kaye is a National Association of Corporate Directors (NACD) Board Leadership Fellow. He has been a Certified Public Accountant since 1978 with a Bachelor of Science degree in Accounting from the University of Wisconsin-Madison. Mr. Kaye brings to the Board significant leadership and financial experience with his many years as an audit partner of a major accounting firm. We consider Mr. Kaye to be a financial and accounting expert.

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

Mr. Lowden was a founding partner of NewCastle Partners, LLC in 2001. Prior to that, Mr. Lowden had served as a partner of The Jordan Company, a New York City-based private equity firm. Mr. Lowden was also an investment banker with Ferris & Company in Washington, DC. During his 30 years in private equity, Mr. Lowden has been a principal investor and participated in the acquisitions of over 40 manufacturing, retail and distribution businesses.

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

Additionally, the Board has affirmatively determined that Mr. Levison, Mr. Lowden, Mr. Morrissey, Mr. Kaye and Mr. Starling, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s (“NYSE”) corporate governance rules. In conjunction with regular Board meetings, these five non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-

management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. The last CEO certification to the NYSE was submitted on October 9, 2014.

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

Compensation Committee

The Board has a designated Compensation Committee, comprised of Messrs. Lowden, Morrissey and Levison. Mr. Lowden is the Chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate. The Compensation Committee charter is available on the company's website.

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

To our knowledge, based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2015 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner, except as noted below.

Reportable Event	Name of Filer	Number of Transactions Reported Late	Average Delay (1)
Initial Statement of Beneficial Ownership	Thomas M. Van Buren	1	6 days
Purchase of units	David L. Starling	1	3 days
Initial Statement of Beneficial Ownership	Jeremy H. Gamboa	1	4 days

(1) Represents the average number of business days by which the filing deadlines were missed.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Committee Report

As of September 23, 2015, the Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:
John R. Lowden
A. Andrew Levison
Michael F. Morrissey

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Lowden, Morrissey and Levison. None of the members were officers or employees of the general partner or any of its subsidiaries prior to or during fiscal 2015. None of the members has any relationship required to be disclosed under this caption under the rules of the SEC.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2015. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Ferrellgas Partners.

Compensation Discussion and Analysis

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2015, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2015, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2015 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2015 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Named Executive Officers
Stephen L. Wambold, Chief Executive Officer and President
Alan C. Heitmann, Executive Vice President and Chief Financial Officer
Tod D. Brown, Executive Vice President, Ferrellgas and President, Blue Rhino
Boyd H. McGathey, Executive Vice President and Chief Operating Officer
Thomas M. Van Buren, Executive Vice President, Ferrell North America and Midstream
J. Ryan VanWinkle, Former Executive Vice President and Chief Financial Officer (resigned effective February 10, 2015)

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

Role of Management, Compensation Consultant and Compensation Peer Group

Stephen L. Wambold, with the assistance of our Chief Financial Officer ("CFO"), formulates preliminary compensation recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, our CFO utilizes market compensation survey data provided by the consulting firm Mercer Human Resources Consulting (“Mercer”), which is used to create salary range benchmarks for each NEO's compensation. Mercer was engaged by the Compensation Committee, provided no significant other services for us and there were no conflicts of interest presented by the work performed. The compensation survey data provided by Mercer included data from the 16 peer group companies identified below.

We use a peer group of companies in setting compensation levels, determining awards under our option plans and setting director compensation levels. The companies included in this peer group are determined (with the assistance of Mercer) based on the following factors:

•	companies in our industry or related industries (oil and gas, gas utilities, master limited partnerships);

•	companies identified as our peer group of competitors;

•	companies with similar total sales;

•	companies with similar net income; and

•	companies with similar market value.

For purposes of setting compensation for our fiscal year ended July 31, 2015, the companies included in our compensation peer group were as follows:

•	Targa Resources Partners, L.P.

•	Suburban Propane Partners, L.P.

•	Enbridge Energy Partners, L.P.

•	Laclede Group Inc.

•	Genesis Energy, L.P.

•	WGL Holdings Inc.

•	UGI Corp.

•	Star Gas Partners, L.P.

•	Atmos Energy Corp., L.P.
New Jersey Resources Corp.

•	Regency Energy Partners, L.P.

•	Amerigas Partners, L.P.

•	Alliance Resource Partners, L.P.

•	Copano Energy LLC

•	Northern Tier Energy, L.P.

Components of Named Executive Officer Compensation

During fiscal 2015, elements of compensation for our NEOs consisted of the following:

•	base salary;

•	non-equity incentive plan;

•	discretionary bonus;

•	stock based option plans;

•	employee stock ownership plan ("ESOP");

•	deferred compensation plans; and

•	employment and change-in-control agreements.

Base Salary

Stephen L. Wambold, with the assistance of our CFO, formulates preliminary base salary recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, our CFO utilizes compensation survey data provided by Mercer to provide market data that is used to create benchmarks for each NEO’s base salary. These benchmarks refer to the high and low end of the ranges provided by Mercer, rather than a specific point within the range. The following table identifies the low and high ends of the range included in the Mercer base salary market data for each of our NEOs:

	Low Point	High Point
Chief Executive Officer	$431,000	$736,000
Chief Operating Officer	362,000	512,000
Chief Financial Officer	287,000	369,000
Top Division Executive	303,000	363,000

Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of salary paid to each NEO during fiscal year 2015 is displayed in the “Salary” column of the Summary Compensation Table.

Named Executive Officer	2015 Annual Base Salary (1)
Stephen L. Wambold	$700,000
Alan C. Heitmann	375,000
Tod D. Brown	400,000
Boyd H. McGathey	400,000
Thomas M. Van Buren	335,000

(1) 2015 Annual Base Salary as of July 31, 2015

Non-Equity Incentive Plan

The Board of Directors has approved each NEO's participation in the general partner’s Corporate Incentive Plan ("CIP"). The purpose of this plan is to provide an incentive for NEOs to meet or exceed annual profitability targets that are consistent with the company’s overall long term strategy to increase unitholder value. Our Board of Directors utilizes data from our compensation peer group to assist in assigning an appropriate incentive target for each NEO. The amount of the CIP payment made to each NEO for fiscal 2015 is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

This plan awards a cash payment to the NEO if incentive distributable cash flow (“incentive DCF”) targets are achieved for the fiscal year. Incentive DCF has been selected in order to align performance measures for NEOs with how our investors evaluate our performance. Each NEO’s incentive target is computed as a percentage of his annual base salary rate. Due to his decision to terminate his employment as Chief Financial Officer of our general partner in February 2015, J. Ryan VanWinkle was not eligible for participation in this plan. For fiscal 2015 the target percentage for each NEO was as follows:

Named Executive Officer	% of Salary Incentive Target
Stephen L. Wambold	100%
Alan C. Heitmann	100%
Tod D. Brown	100%
Boyd H. McGathey	100%
Thomas M. Van Buren	100%

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

For fiscal 2015, the percent of targeted total company incentive DCF achieved was less than 100%. Accordingly there were no payouts under the Non-Equity incentive plan for NEOs. The amount of corporate incentive plan payouts for Stephen L. Wambold, Boyd H. McGathey, Alan C. Heitmann, and Tod D. Brown are listed in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table. For Incentive Plan purposes, total company actual incentive DCF was computed as follows:

(in thousands)
Net earnings attributable to Ferrellgas Partners, L.P.	$29,620
Add (subtract):
Income tax benefit	(315)
Interest expense	100,396
Depreciation and amortization expense	98,579
Non-cash employee stock ownership plan compensation charge	24,713
Non-cash stock-based compensation charge	25,982
Loss on disposal of assets	7,099
Other expense, net	350
Change in fair value of contingent consideration	(6,300)
Litigation accrual and related legal fees associated with a class action lawsuit	806
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	2,412
Acquisition and transition expenses	16,373
Net earnings attributable to noncontrolling interest	469
Discretionary bonuses	250
Midstream operations - crude oil logistics - adjusted EBITDA	(8,583)
Midstream operations - crude oil logistics - maintenance capital expenditures	64
Maintenance capital expenditures	(19,612)
Incentive DCF	$272,303

Discretionary Bonus

Stephen L. Wambold has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by a NEO that Stephen L. Wambold believes exceeded expectations in operational or strategic objectives during the last fiscal year. The amount of discretionary bonus paid to each NEO for fiscal 2015 is displayed in the “Bonus” column of the Summary Compensation Table.

Based on his work involving our recent diversification into midstream operations - crude oil logistics, the Compensation Committee decided to award the NEO's named below an additional discretionary bonus as follows:

Named executive officer	Discretionary Bonus ($)
Alan C. Heitmann	250,000

Equity-based and Incentive Compensation Plans

We have two equity-based incentive plans available for participation by our NEOs, the “Ferrell Companies Incentive Compensation Plan” ("ICP") and the “Ferrellgas Unit Option Plan.” The amount of compensation cost related to these plans incurred for each NEO during fiscal 2015 is displayed in the “Option Awards” column of the Summary Compensation Table.

The “Ferrell Companies Incentive Compensation Plan” is an equity-based incentive plan available for participation by our NEOs.

The ICP was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. Options granted under the ICP vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire either ten or 15 years from the date of issuance.

Options or SARs are granted under the ICP periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the Employee Stock Ownership Plan. All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which includes Stephen L. Wambold and Alan C. Heitmann. Awards granted to NEOs must also be approved by the Compensation Committee. To assist the ICP Option Committee and the Compensation Committee in determining the quantity of awards to grant to a NEO, Alan C. Heitmann utilizes data from our compensation peer group to create recommended ranges of current year ICP award grants by executive position. Utilizing the peer group data, the Compensation Committee approved stock option awards under the ICP to NEOs in fiscal 2015 taking into account each NEO’s responsibilities, performance and respective holdings of such ICP awards previously granted by the committee to ensure the appropriate level of equity as a component of the NEO’s total compensation package.

 Ferrellgas Unit Option Plan (“UOP”) - The Second Amended and Restated Ferrellgas Unit Option Plan grants employees of our general partner unit options to purchase our common units. The purpose of the UOP is to encourage certain employees of our general partner to develop a proprietary interest in our growth and performance; to generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our unitholders; and to enhance our ability to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals the opportunity to acquire our common units.

This plan is authorized to issue options in common units to employees of the general partner or its affiliates. The Board of Directors of the general partner in its sole discretion administers the authorization of grants and sets the unit option price and vesting terms. The options currently outstanding vest over a one to five year period and expire on the tenth anniversary date of the grant.

During fiscal 2015, no new awards were granted to any NEOs under the UOP.

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan ("ESOP"), an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2015 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a nonqualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2015 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Our contributions to the profit sharing portion of this plan are discretionary and no profit sharing contributions were made to this plan for fiscal 2015. However, this plan also provides for matching contributions under a cash or deferred arrangement based upon the participant salary and employee contributions to this plan. Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 6% of their eligible compensation to this plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the Supplemental Savings Plan (see below) combined. Employee contributions are 100% vested, while the company’s matching contribution vests ratably over the first five years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by this plan.

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

Employment and Change-in-Control Agreements

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into Employment Agreements with each of our NEOs. The purpose for entering into these agreements is to (i) encourage and motivate NEOs to remain employed and focused on the business during a potential change in control, (ii) motivate NEOs to make business decisions that are in the best interest of the company, (iii) ensure that NEOs conduct appropriate due diligence and effectively integrate companies in the event of an acquisition, and (iv) secure the long-term employment of the NEO. The initial term of these agreements ended on December 31, 2012 for Messrs. Wambold and Brown. The initial term of Mr. McGathey's agreement ends on December 31, 2016. The initial term of Mr. Heitmann's agreement ends on June 30, 2017. The initial term of Mr. Van Buren's agreement ends on May 28, 2017. Thereafter, each agreement automatically renews for successive 12-month periods, unless one party to the agreement provides notice of non-renewal to the other at least 180 days before the last day of then current agreement term.

Mr. VanWinkle's employment agreement terminated in connection with his resignation from the CFO position effective February 10, 2015. Mr. VanWinkle signed a release agreement under which he agreed to provide advisory services to us for a two-year period following his resignation from the CFO position and became eligible to receive benefits provided for under his release agreement during this period, including salary continuation and continued vesting in outstanding equity awards.

The specific terms of these agreements are described under “Other Potential Post-Employment Payments” below.

Summary Compensation Table

The following table sets forth the compensation for the last three fiscal years of our NEOs:

		Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
				(1)		(2)
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Stephen L. Wambold	2015	700,000	—	1,778,450	—	28,498	2,506,948
Chief Executive Officer and President	2014	700,000	300,000	1,998,240	875,000	27,989	3,901,229
	2013	700,000	175,000	334,433	700,000	41,082	1,950,515

J. Ryan VanWinkle	2015	212,603	—	729,226	—	432,482	1,374,311
Former Executive Vice President and Chief Financial Officer;	2014	400,000	250,000	1,279,741	500,000	49,439	2,479,180
President, Midstream Operations; Treasurer (resigned February 10, 2015)	2013	400,000	100,000	179,450	400,000	49,476	1,128,926

Alan C. Heitmann	2015	298,593	250,000	671,820	—	33,230	1,253,643
Executive Vice President and Chief Financial Officer; Treasurer

Tod D. Brown	2015	400,000	—	936,929	—	51,548	1,388,477
Executive Vice President, Ferrellgas and President, Blue Rhino	2014	400,000	100,000	1,111,928	500,000	57,693	2,169,621
	2013	369,126	100,000	261,278	400,000	45,644	1,176,048

Boyd H. McGathey	2015	400,000	—	816,909	—	55,205	1,272,114
Executive Vice President and Chief Operating Officer	2014	400,000	100,000	580,850	500,000	49,120	1,629,970
	2013	357,308	100,000	1,117,184	400,000	32,103	2,006,595

Thomas M. Van Buren	2015	303,793	—	785,034	—	56,451	1,145,278
Executive Vice President, Ferrell North America and Midstream

(1)
See Note B – Summary of significant accounting policies (16) Stock-based plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	All Other Compensation consisted of the following:

		ESOP Allocations	401(k) Plan Match	SSP Match	Other		Total All Other Compensation
Name	Year	($)	($)	($)	($)		($)
Stephen L. Wambold	2015	16,890	6,702	4,906	—		28,498
	2014	16,324	3,535	8,130	—		27,989
	2013	18,353	2,417	5,496	14,816	(3)	41,082

J. Ryan VanWinkle	2015	16,890	3,502	4,383	407,707	(4)	432,482
	2014	16,324	5,873	4,391	22,851	(5)	49,439
	2013	18,353	2,925	7,857	20,341	(8)	49,476

Alan C. Heitmann	2015	16,890	11,336	5,004	—		33,230

Tod D. Brown	2015	16,890	9,115	2,945	22,598	(6)	51,548
	2014	16,324	8,692	3,977	28,700	(7)	57,693
	2013	18,353	6,547	—	20,744	(9)	45,644

Boyd H. McGathey	2015	16,890	6,532	4,906	26,877	(11)	55,205
	2014	16,324	3,643	8,130	21,023	(10)	49,120
	2013	18,353	12,250	1,500	—		32,103

Thomas M. Van Buren	2015	16,890	6,261	5,164	28,136	(12)	56,451

(3)	This amount primarily includes $10,500 for car allowance and $3,691 for payment of personal financial, tax or legal advice.

(4)
This amount primarily includes $372,603 for advisory services, $12,000 for transition pay, $9,000 for car allowance, $8,086 for payment of personal financial, tax or legal advice, $3,873 for payment of medical benefits, $1,145 for personal use of company membership, and $1,000 for a service award.

(5)	This amount includes $18,000 for car allowance, $3,859 for payment of personal financial, tax or legal advice and $992 for personal use of company membership.

(6)	This amount includes $18,000 for car allowance, and $4,598 for payment of personal financial, tax or legal advice

(7)	This amount includes $18,000 for car allowance, $7,517 for payment of personal financial, tax or legal advice and $3,183 for a service award.

(8)	This amount primarily includes $18,000 for car allowance and $1,715 for payment of personal financial, tax or legal advice.

(9)	This amount primarily includes $18,000 for car allowance and $2,183 for payment of personal financial, tax or legal advice.

(10)	This amount includes $18,000 for car allowance and $3,023 for payment of personal financial, tax or legal advice.

(11)	This amount includes $18,000 for car allowance, $6,377 for payment of personal financial, tax or legal advice, and $2,500 for a service award.

(12)	This amount primarily includes $22,472 for relocation costs and $5,204 for payment of personal financial, tax or legal advice.

Grants of Plan-Based Awards

The following table lists information on our general partner’s NEOs grants of plan based awards during the fiscal year ended July 31, 2015:

			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Award
Name		Grant Date	(#)	($/Share)	($)
Stephen L. Wambold	(1)	10/31/2014	446,250	31.65	392,700
	(2)	10/31/2014	132,884	31.65	252,480
	(3)	10/31/2014	284,649	31.65	697,390
	(3)	4/30/2015	1,114	31.15	3,286
	(2)	4/30/2015	59,254	31.15	138,062
	(3)	7/31/2015	104,075	31.15	294,532

J. Ryan VanWinkle	(1)	10/31/2014	337,500	31.65	297,000
	(2)	10/31/2014	83,052	31.65	157,799
	(3)	10/31/2014	112,011	31.65	274,427

Alan C. Heitmann	(1)	10/31/2014	101,500	31.65	89,320
	(2)	4/30/2015	250,000	31.15	582,500

Tod D. Brown	(1)	10/31/2014	280,000	31.65	246,400
	(2)	10/31/2014	71,292	31.65	135,455
	(3)	10/31/2014	138,360	31.65	338,982
	(3)	4/30/2015	4,440	31.15	13,098
	(2)	4/30/2015	24,465	31.15	57,003
	(3)	7/31/2015	38,760	31.15	109,691
	(2)	7/31/2015	16,500	31.15	36,300

Boyd H. McGathey	(1)	10/31/2014	125,000	31.65	110,000
	(2)	10/31/2014	82,500	31.65	156,750
	(3)	10/31/2014	10,000	31.65	24,500
	(3)	4/30/2015	30,000	31.15	88,500
	(2)	4/30/2015	109,725	31.15	255,659
	(2)	7/31/2015	82,500	31.15	181,500

Thomas M. Van Buren	(1)	10/31/2014	75,000	31.65	66,000
	(3)	10/31/2014	18,728	31.65	45,884
	(3)	10/31/2014	37,000	31.65	90,650
	(2)	4/30/2015	250,000	31.15	582,500

(1)	Grant vests immediately and expires in ten years.

(2)	Grant vests ratably over three years and expires in ten years.

(3)	Grant vests ratably over five years and expires in ten years.

During fiscal 2015 there were no options awarded to our NEOs under the Ferrellgas Unit Option Plan.

Outstanding Equity Awards at Fiscal Year End

The following table lists information concerning our NEOs' outstanding equity awards under the Ferrell Companies Incentive Compensation Plan as of July 31, 2015.

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option
Name	(#) Exercisable	(#) Unexercisable		($)	Expiration Date
Stephen L. Wambold	—	7,875	(10)	11.78	5/1/2019
	—	37,275	(12)	23.95	7/19/2021
	—	115,520	(14)	22.14	10/1/2021
	—	60,640	(15)	22.14	10/31/2021
	—	240	(16)	22.14	1/31/2022
	—	66,720	(18)	21.92	10/31/2022
	—	300	(19)	21.92	1/31/2023
	—	178,676	(15)	24.65	10/31/2023
	—	283,416	(22)	24.65	10/31/2023
	—	29,186	(17)	28.70	4/30/2024
	—	576	(23)	28.70	4/30/2024
	446,250	—	(3)	31.65	10/31/2024
	—	132,884	(18)	31.65	10/31/2024
	—	284,649	(24)	31.65	10/31/2024
	—	59,254	(20)	31.15	4/30/2025
	—	1,114	(25)	31.15	4/30/2025
	—	104,075	(26)	31.15	7/31/2025

J. Ryan VanWinkle	1,500	—	(4)	8.02	3/12/2018
	—	1,875	(13)	11.78	9/15/2019
	6,675	—	(6)	19.88	7/19/2020
	17,250	17,250	(12)	23.95	7/19/2021
	—	49,000	(14)	22.14	10/1/2021
	—	24,320	(15)	22.14	10/31/2021
	28,050	—	(5)	20.60	4/30/2022
	4,225	8,450	(17)	20.60	4/30/2022
	—	23,955	(18)	21.92	10/31/2022
	—	111,673	(15)	24.65	10/31/2023
	—	140,764	(22)	24.65	10/31/2023
	8,984	18,241	(17)	28.70	4/30/2024
	1,045	4,180	(23)	28.70	4/30/2024
	337,500	—	(3)	31.65	10/31/2024
	—	83,052	(18)	31.65	10/31/2024
	—	112,011	(24)	31.65	10/31/2024

Alan C. Heitmann	2,500	—	(2)	5.08	6/1/2016
	6,000	—	(1)	14.95	3/1/2019
	26,500	—	(6)	19.88	7/19/2020
	3,000	1,000	(7)	19.88	9/1/2020
	7,900	1,975	(12)	23.95	7/19/2021
	3,600	2,400	(14)	22.14	10/1/2021

	8,175	5,450	(16)	22.14	1/31/2022
	101,500	—	(3)	31.65	10/31/2024
	250,000	—	(5)	31.15	4/30/2025

Tod D. Brown	—	38,760	(12)	23.95	7/19/2021
	—	70,000	(14)	22.14	10/1/2021
	—	25,280	(15)	22.14	10/31/2021
	—	4,000	(17)	20.60	4/30/2022
	—	24,600	(18)	21.92	10/31/2022
	—	17,000	(11)	22.36	7/12/2023
	—	73,693	(15)	24.65	10/31/2023
	—	151,040	(22)	24.65	10/31/2023
	—	12,050	(17)	28.70	4/30/2024
	—	9,760	(23)	28.70	4/30/2024
	280,000	—	(3)	31.65	10/31/2024
	—	71,292	(18)	31.65	10/31/2024
	—	138,360	(24)	31.65	10/31/2024
	—	24,465	(20)	31.15	4/30/2025
	—	4,440	(25)	31.15	4/30/2025
	—	16,500	(21)	31.15	7/31/2025
	—	38,760	(26)	31.15	7/31/2025

Boyd H. McGathey	—	25,000	(9)	23.95	3/14/2021
	—	85,000	(8)	21.92	2/27/2023
	—	85,000	(11)	22.36	7/12/2023
	—	40,000	(22)	24.65	10/31/2023
	—	55,275	(17)	28.70	4/30/2024
	—	20,000	(23)	28.70	4/30/2024
	125,000	—	(3)	31.65	10/31/2024
	—	82,500	(18)	31.65	10/31/2024
	—	10,000	(24)	31.65	10/31/2024
	—	109,725	(20)	31.15	4/30/2025
	—	30,000	(25)	31.15	4/30/2025
	—	82,500	(21)	31.15	7/31/2025

Thomas M. Van Buren	—	1,000	(7)	19.88	9/1/2020
	—	2,400	(14)	22.14	10/1/2021
	—	10,240	(15)	22.14	10/31/2021
	—	25,632	(22)	24.65	10/31/2023
	75,000	—	(3)	31.65	10/31/2024
	—	18,728	(24)	31.65	10/31/2024
	—	37,000	(24)	31.65	10/31/2024
	250,000	—	(5)	31.15	4/30/2025

(1)	These options were fully vested on 3/1/2013.

(2)	These options were fully vested on 6/1/2013.

(3)	These options were fully vested on 10/31/2014.

(4)	These options were fully vested on 3/12/2015.

(5)	These options were fully vested on 4/30/2015.

(6)	These options were fully vested on 7/19/2015.

(7)	These options will be fully vested on 9/1/2015.

(8)	These options will be fully vested on 2/27/2016.

(9)	These options will be fully vested on 3/14/2016.

(10)	These options will be fully vested on 5/1/2016.

(11)	These options will be fully vested on 7/12/2016.

(12)	These options will be fully vested on 7/19/2016.

(13)	These options will be fully vested on 9/15/2016.

(14)	These options will be fully vested on 10/1/2016.

(15)	These options will be fully vested on 10/31/2016.

(16)	These options will be fully vested on 1/31/2017.

(17)	These options will be fully vested on 4/30/2017.

(18)	These options will be fully vested on 10/31/2017.

(19)	These options will be fully vested on 1/31/2018.

(20)	These options will be fully vested on 4/30/2018.

(21)	These options will be fully vested on 7/31/2018.

(22)	These options will be fully vested on 10/31/2018.

(23)	These options will be fully vested on 4/30/2019.

(24)	These options will be fully vested on 10/31/2019.

(25)	These options will be fully vested on 4/30/2020.

(26)	These options will be fully vested on 7/31/2020.

Ferrellgas Unit Option Plan
Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise price	Option
Name	(#) Exercisable	(#) Unexercisable	($)	Expiration Date
Thomas M. Van Buren	5,800 (1)	—	15.70	2/3/2022

(1) These options were fully vested on 2/3/2013.

Option Exercises

The following tables list information concerning our NEOs' equity awards that were exercised during the fiscal year ended July 31, 2015:

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Equity Based Awards Exercised	Value Realized on Exercise
Name	(#)	($)
Steven L. Wambold	1,019,626	6,552,669
J. Ryan VanWinkle	532,563	2,671,604
Alan C. Heitmann	101,500	299,425
Tod D. Brown	573,817	3,266,286
Boyd H. McGathey	439,725	2,950,776
Thomas M. Van Buren	93,728	421,479

Nonqualified Deferred Compensation

The following table lists information concerning our NEOs' nonqualified SSP account activity during the fiscal year ended July 31, 2015:

	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (2)
Name	($)	($)	($)	($)	($)
Stephen L. Wambold	36,346	4,906	26,626	—	473,798
J. Ryan VanWinkle	17,750	4,383	31,557	—	489,828
Alan C. Heitmann	123,501	5,004	22,341	—	419,267
Tod D. Brown	16,615	2,945	11,438	—	186,965
Boyd H. McGathey	93,231	4,906	12,668	—	210,102
Thomas M. Van Buren	12,488	5,164	6,069	—	84,348

(1)	Amounts are included in the Summary Compensation Table above.

(2)	The portion of this amount representing registrant contributions made in years prior was previously reported as compensation to the NEO in the Summary Compensation Table for previous years.

Other Potential Post-Employment Payments

In September 2013 James E. Ferrell retired from his role as Executive Chairman of our General Partner while retaining his role as Chairman of the Board of Directors. In connection with this retirement a one-time bonus payment of $1.1 million due to James E. Ferrell under the terms of his former employment agreement was paid during March 2015.

Our general partner has entered into an employment agreement with each of our NEOs. Pursuant to the terms of the employment agreements, if the NEO’s employment is terminated for any reason, the NEO will be entitled to the following payments:
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

(iii)	receive continuing group medical coverage for himself and his dependents for two years following the termination date; and

(iv)	a lump sum payment of $12,000 for professional outplacement services.

The value of the cash severance payments under the employment agreements for all of the NEOs, at July 31, 2015 would have been:

NEO	Two times annual base salary ($)	Two times target bonus ($)
Stephen L. Wambold	1,400,000	1,400,000
Alan C. Heitmann	750,000	750,000
Tod D. Brown	800,000	800,000
Boyd H. McGathey	800,000	800,000
Thomas M. Van Buren	670,000	670,000

Additionally, a change in control would cause each NEO's unvested SARs to become fully vested. At July 31, 2015, this would have resulted in a cash payment due to our NEOs as follows:

NEO	SAR payout at July 31, 2015 upon a change in control ($)
Stephen L. Wambold	6,149,480
J. Ryan VanWinkle	3,646,046
Alan C. Heitmann	903,726
Tod D. Brown	3,310,295
Boyd H. McGathey	2,406,399
Thomas M. Van Buren	427,722

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner (the "Board") should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member.

With the assistance of our CFO, Stephen L. Wambold formulates preliminary annual director fee and SAR awards recommendations for each Board member. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, our CFO utilizes publicly available board of director compensation data within our industry, as compiled by Mercer, to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package.

SAR awards for non-employee members of the Board are determined utilizing competitive compensation data that is gathered on an annual basis. Annually we compare the compensation of our Board with the compensation levels and practices of companies that are of similar size and operate in similar industries. We utilize that data to analyze the compensation of our non-employee members of the Board and ensure that we are competitive in the marketplace for compensating our Board. SAR awards are one element of that compensation, and the actual awards that are granted are determined on a discretionary basis. All SAR awards granted to our non-employee directors have an exercise price equal to the most recently published semi-annual valuation that is performed on Ferrell Companies for the purposes of the ESOP.

The following table sets forth the compensation for the last completed fiscal year of our Board.

		Fees Paid in Cash	Option Awards (6)	All Other Compensation	Total
Name		($)	($)	($)	($)
James E. Ferrell	(1)	200,000	—	1,087,500 (5)	1,287,500
David L. Starling	(2)	55,000	95,000	—	150,000
A. Andrew Levison	(3)	55,000	87,050	—	142,050
John R. Lowden	(3)	76,250	87,050	—	163,300
Michael F. Morrissey	(4)	72,500	105,150	—	177,650
Pamela A. Breuckmann	(2)	55,000	31,350	—	86,350
Daniel G. Kaye	(2)	66,250	51,132	—	117,382

(1)	At July 31, 2015 this director had 613,620 SAR awards outstanding.

(2)	At July 31, 2015 this director had 50,000 SAR awards outstanding.

(3)	At July 31, 2015 this director had 95,000 SAR awards outstanding.

(4)	At July 31, 2015, this director had 115,000 SAR awards outstanding.

(5)
In September 2013 James E. Ferrell retired from his role as Executive Chairman of our General Partner while retaining his role as Chairman of the Board of Directors. In connection with this retirement a one-time bonus payment of $1.1 million due to James E. Ferrell under the terms of his former employment agreement was paid during March 2015.

(6)
See Note B – Summary of significant accounting policies (16) Stock based plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of September 1, 2015, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;

•	persons that are directors, nominees or named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

Title of class	Name and address of beneficial owner	Units beneficially owned	Percentage of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	22,776,251	22.7

	James H. Ballengee 3838 Oak Lawn Avenue, Suite 1150 Dallas, TX 75219.	9,542,895	9.5

	J. Ryan VanWinkle 6095 Timberidge Drive Parkville, MO 64152	52,000	*

	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS 66210	4,763,475	4.7
	Stephen L. Wambold	130,000	*
	Alan C. Heitmann	10,000	*
	Tod D. Brown	50,000	*
	Thomas M. Van Buren	11,000	*
	Julio E. Rios II	1,104,737	1.1
	A. Andrew Levison	21,800	*
	Boyd H. McGathey	28,000	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	4,000	*
	Pamela A. Breuckmann	14,955	*
	Daniel G. Kaye	20,000	*
	David L. Starling	4,000	*
	Jeremy H. Gamboa	552,368	*

	All Directors and Executive Officers as a Group	6,719,335	6.7
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

The common units owned by the Employee Stock Ownership Trust at September 1, 2015 includes 22,529,361 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $245.0 million for fiscal 2015, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2015	Distributions paid during the year ended July 31, 2015 (in thousands)
Ferrell Companies (1)	22,529,361	$45,059
James E. Ferrell (2)	4,763,475	8,717
FCI Trading Corp. (3)	195,686	392
Ferrell Propane, Inc. (4)	51,204	104
James H. Ballengee (5)	9,542,895	—

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)
James E. Ferrell is the Chairman of the Board of Directors of our general partner. JEF Capital Management owns 4,758,859 of these common units and is wholly-owned by the James E. Ferrell Revocable Trust Two for which James E. Ferrell is the trustee and sole beneficiary. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

(3)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(4)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(5)
Jamex Marketing, LLC is the unitholder of record of these common units. Jamex, LLC is the majority member of Jamex Marketing, LLC. Ballengee Interests, LLC is the majority member of Jamex, LLC. James H. Ballengee is the manager of each of Jamex, LLC, Jamex Marketing, LLC and Ballengee Interests, LLC.

During fiscal 2015, Ferrellgas Partners and the operating partnership together paid the general partner regular quarterly distributions totaling $3.5 million.

During June 2015 one-time cash distributions of $418.9 million and $4.3 million was paid by the operating partnership to Ferrellgas Partners and the general partner, respectively, in connection with the acquisition of Bridger.

During June 2015, Ferrellgas Partners contributed $822.5 million of net assets of Bridger to the operating partnership. In connection with this contribution, the operating partnership received a cash contribution of $8.4 million from the general partner.

In connection with the closing of the Bridger Logistics acquisition, we issued approximately 9.5 million common units to Bridger Marketing, LLC (now known as Jamex Marketing, LLC) and entered into a ten-year transportation and logistics agreement (the "TLA") with Jamex Marketing, LLC. As a result of that issuance, Jamex Marketing, LLC owns approximately 9.5% of our outstanding common units; however, neither Jamex Marketing, LLC nor any of its affiliates has any interest in our general partner or its board of directors or any control of our business or policies. Jamex Marketing, LLC, in connection with the TLA, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During fiscal 2015, Ferrellgas' total revenues and cost of sales from these transactions were $9.4 million and $8.4 million, respectively. The amounts due from and to Jamex Marketing at July 31, 2015, were $4.8 million and $4.2 million, respectively.

On September 2, 2014, Ferrellgas Partners completed a non-brokered registered direct offering to Ferrell Companies of 1.1 million common units. In connection with this transaction, Ferrellgas, Inc. contributed $0.4 million to Ferrellgas, L.P. and $0.4 million to Ferrellgas Partners.

On September 14, 2015, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), James H. Ballengee (indirectly) and the general partner of $11.5 million, $0.1 million, $26 thousand, $2.4 million, $4.9 million and $0.5 million, respectively.

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

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2015 and July 31, 2014 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2015	2014
Audit fees (1)	$1,119	$955
Audit-related fees (2)	403	298
Tax fees (3)	—	—
All other fees (4)	173	—
Total	$1,695	$1,253

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

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2015 and 2014, respectively, prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	September 29, 2015	By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chairman of the Board of Directors	9/29/2015
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/29/2015
Pamela A. Breuckmann

/s/ Daniel G. Kaye	Director	9/29/2015
Daniel G. Kaye

/s/ A. Andrew Levison	Director	9/29/2015
A. Andrew Levison

/s/ John R. Lowden	Director	9/29/2015
John R. Lowden

/s/ Michael F. Morrissey	Director	9/29/2015
Michael F. Morrissey

/s/ David L. Starling	Director	9/29/2015
David L. Starling

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/29/2015
Stephen L. Wambold

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/29/2015
Alan C. Heitmann

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date:	September 29, 2015	By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/29/2015
Stephen L. Wambold

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/29/2015
Alan C. Heitmann

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

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	September 29, 2015	By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chairman of the Board of Directors	9/29/2015
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/29/2015
Pamela A. Breuckmann

/s/ Daniel G. Kaye	Director	9/29/2015
Daniel G. Kaye

/s/ A. Andrew Levison	Director	9/29/2015
A. Andrew Levison

/s/ John R. Lowden	Director	9/29/2015
John R. Lowden

/s/ Michael F. Morrissey	Director	9/29/2015
Michael F. Morrissey

/s/ David L. Starling	Director	9/29/2015
David L. Starling

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/29/2015
Stephen L. Wambold

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/29/2015
Alan C. Heitmann

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date:	September 29, 2015	By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/29/2015
Stephen L. Wambold

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/29/2015
Alan C. Heitmann

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas Partners, L.P.

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, partners’ capital (deficit), and cash flows for each of the three years in the period ended July 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing on page S-1. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of July 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 29, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
September 29, 2015

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
	July 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$7,652	$8,289
Accounts and notes receivable (including $123,791 and $159,003 of accounts receivable pledged as collateral at 2015 and 2014, respectively, and net of allowance for doubtful accounts of $4,816 and $4,756 at 2015 and 2014, respectively)	196,918	178,602
Inventories	96,754	145,969
Prepaid expenses and other current assets	64,285	32,071
Total current assets	365,609	364,931

Property, plant and equipment, net	965,217	611,787
Goodwill	478,747	273,210
Intangible assets, net	580,043	276,171
Other assets, net	74,440	46,171
Total assets	$2,464,056	$1,572,270

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
Accounts payable	$83,974	$69,360
Short-term borrowings	75,319	69,519
Collateralized note payable	70,000	91,000
Other current liabilities	180,687	125,161
Total current liabilities	409,980	355,040

Long-term debt	1,804,392	1,292,214
Other liabilities	41,975	36,662
Contingencies and commitments (Note M)

Partners' capital (deficit):
Common unitholders (100,376,789 and 81,228,237 units outstanding at 2015 and 2014, respectively)	299,730	(57,893)
General partner unitholder (1,013,907 and 820,487 units outstanding at 2015 and 2014, respectively)	(57,042)	(60,654)
Accumulated other comprehensive income (loss)	(38,934)	6,181
Total Ferrellgas Partners, L.P. partners' capital (deficit)	203,754	(112,366)
Noncontrolling interest	3,955	720
Total partners' capital (deficit)	207,709	(111,646)
Total liabilities and partners' capital (deficit)	$2,464,056	$1,572,270
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
	For the year ended July 31,
	2015	2014	2013

Revenues:
Propane and other gas liquids sales	$1,657,016	$2,147,343	$1,739,267
Midstream operations	107,189	7,435	—
Other	260,185	251,082	236,200
Total revenues	2,024,390	2,405,860	1,975,467

Costs and expenses:
Cost of sales - propane and other gas liquids sales	977,224	1,456,388	1,092,261
Cost of sales - midstream operations	76,590	1,970	—
Cost of sales - other	170,697	156,182	144,456
Operating expense	437,457	451,528	412,450
Depreciation and amortization expense	98,579	84,202	83,344
General and administrative expense	77,238	65,156	53,181
Equipment lease expense	24,273	17,745	15,983
Non-cash employee stock ownership plan compensation charge	24,713	21,789	15,769
Loss on disposal of assets	7,099	6,486	10,421

Operating income	130,520	144,414	147,602

Interest expense	(100,396)	(86,502)	(89,145)
Loss on extinguishment of debt	—	(21,202)	—
Other income (expense), net	(350)	(479)	565

Earnings before income taxes	29,774	36,231	59,022

Income tax expense (benefit)	(315)	2,516	1,855

Net earnings	30,089	33,715	57,167

Net earnings attributable to noncontrolling interest	469	504	741

Net earnings attributable to Ferrellgas Partners, L.P.	29,620	33,211	56,426

Less: General partner's interest in net earnings	296	332	564
Common unitholders' interest in net earnings	$29,324	$32,879	$55,862

Basic and diluted net earnings per common unitholders' interest	$0.35	$0.41	$0.71

Cash distributions declared per common unit	$2.00	$2.00	$2.00
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	For the year ended July 31,
	2015	2014	2013

Net earnings	$30,089	$33,715	$57,167
Other comprehensive income (loss)
Change in value on risk management derivatives	(73,647)	14,592	4,252
Reclassification of gains and losses of derivatives to earnings	28,258	(10,175)	10,613
Foreign currency translation adjustment	(2)	(145)	(147)
Pension liability adjustment	(185)	258	290
Other comprehensive income (loss)	(45,576)	4,530	15,008
Comprehensive income (loss)	(15,487)	38,245	72,175
Less: comprehensive income attributable to noncontrolling interest	(8)	(550)	(893)
Comprehensive income (loss) attributable to Ferrellgas Partners, LP	$(15,495)	$37,695	$71,282
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)

	Number of units
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder	Accumulated other comprehensive income (loss)	Total Ferrellgas Partner, L.P. partners' capital (deficit)	Non-controlling interest	Total partners' capital (deficit)
Balance at July 31, 2012	79,006.6	798.0	$43,701	$(59,630)	$(13,159)	$(29,088)	$1,562	$(27,526)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	28,728	291		29,019	295	29,314
Distributions	—	—	(158,086)	(1,596)		(159,682)	(1,790)	(161,472)
Exercise of common unit options	66.2	0.7	864	9		873	9	882
Net earnings			55,862	564		56,426	741	57,167
Other comprehensive income					14,856	14,856	152	15,008

Balance at July 31, 2013	79,072.8	798.7	(28,931)	(60,362)	1,697	(87,596)	969	(86,627)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	45,370	459		45,829	468	46,297
Distributions	—	—	(159,316)	(1,609)		(160,925)	(1,803)	(162,728)
Common units issued in connection with acquisitions	62.6	0.6	1,500	15		1,515	15	1,530
Exercise of common unit options	52.0	0.5	605	6		611	6	617
Common units issued in offering, net of issuance costs	2,040.8	20.7	50,000	505		50,505	515	51,020
Net earnings			32,879	332		33,211	504	33,715
Other comprehensive income					4,484	4,484	46	4,530

Balance at July 31, 2014	81,228.2	820.5	(57,893)	(60,654)	6,181	(112,366)	720	(111,646)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	49,681	502		50,183	512	50,695
Distributions	—	—	(165,433)	(1,672)		(167,105)	(6,139)	(173,244)
Common units issued in connection with acquisitions	11,334.2	114.5	262,952	2,656		265,608	31	265,639
Exercise of common unit options	5.8	0.1	91	1		92	—	92
Common units issued in offering, net of issuance costs	7,808.6	78.9	181,008	1,829		182,837	8,823	191,660
Net earnings			29,324	296		29,620	469	30,089
Other comprehensive loss					(45,115)	(45,115)	(461)	(45,576)

Balance at July 31, 2015	100,376.8	1,014.0	$299,730	$(57,042)	$(38,934)	$203,754	$3,955	$207,709
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$30,089	$33,715	$57,167
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	98,579	84,202	83,344
Non-cash employee stock ownership plan compensation charge	24,713	21,789	15,769
Non-cash stock and unit-based compensation charge	25,982	24,508	13,545
Loss on disposal of assets	7,099	6,486	10,421
Loss on extinguishment of debt	—	6,526	—
Change in fair value of contingent consideration	(6,300)	5,000	—
Provision for doubtful accounts	3,419	3,419	2,066
Deferred tax expense	270	88	133
Other	3,361	5,372	4,520
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(1,739)	(48,087)	(5,901)
Inventories	49,050	(28,738)	15,869
Prepaid expenses and other current assets	(24,956)	(3,960)	6,157
Accounts payable	(1,547)	16,279	508
Accrued interest expense	5,099	(7,613)	(150)
Other current liabilities	10,754	8,579	6,369
Other assets and liabilities	(20,801)	(1,896)	303
Net cash provided by operating activities	203,072	125,669	210,120

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(641,427)	(162,004)	(37,186)
Capital expenditures	(72,481)	(52,572)	(40,910)
Proceeds from sale of assets	5,905	4,524	9,980
Other	(14)	(23)	—
Net cash used in investing activities	(708,017)	(210,075)	(68,116)

Cash flows from financing activities:
Distributions	(167,105)	(160,925)	(159,682)
Proceeds from increase in long-term debt	628,134	750,351	58,356
Payments on long-term debt	(119,457)	(569,841)	(3,912)
Net additions to (reductions in) short-term borrowings	5,800	19,465	(45,676)
Net additions to (reductions in) collateralized short-term borrowings	(21,000)	9,000	8,000
Cash paid for financing costs	(10,301)	(11,508)	—
Noncontrolling interest activity	2,684	(1,282)	(1,781)
Proceeds from exercise of common unit options	91	605	864
Proceeds from equity offering, net of issuance costs of $648, $0 and $0 for the years ended July 31, 2015, 2014 and 2013, respectively	181,008	50,000	—
Cash contribution from general partner in connection with common unit issuances	4,456	511	9
Net cash provided by (used in) financing activities	504,310	86,376	(143,822)

Effect of exchange rate changes on cash	(2)	(145)	(147)

Increase (decrease) in cash and cash equivalents	(637)	1,825	(1,965)
Cash and cash equivalents - beginning of year	8,289	6,464	8,429
Cash and cash equivalents - end of year	$7,652	$8,289	$6,464
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of July 31, 2015, Ferrell Companies Inc. beneficially owns 22.8 million of Ferrellgas Partners’ outstanding common units and also owns 100% of Ferrellgas, Inc. Ferrellgas, Inc. (the "general partner") retains a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Ferrellgas is engaged in the following primary businesses:

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

•
Midstream operations consists of two reportable operating segments: crude oil logistics and water solutions. The crude oil logistics segment ("Bridger") generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger's services include transportation through its operation of a fleet of trucks and tank trailers and railcars primarily servicing Texas, Lousiana, North Dakota, Pennsylvania, Colorado and Wyoming; pipeline services in North Dakota, Montana, Wyoming, New Mexico, Mississippi, Oklahoma and Texas; and crude oil purchase and sale in connection with pipeline management services. The salt water disposal wells within the water solutions segment are located in the Eagle Ford shale region of south Texas and are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water. In the oil and gas fields Ferrellgas services, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil from the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, assumptions used to value business combinations, fair values of derivative contracts and stock-based compensation calculations.

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

(3)    Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2015	2014	2013
CASH PAID FOR:
Interest	$91,783	$90,820	$84,030
Income taxes	$712	$816	$550
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common units in connection with acquisitions	$262,952	$1,500	$—
Liabilities incurred in connection with acquisitions	$481	$4,312	$2,035
Change in accruals for property, plant and equipment additions	$498	$978	$533

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

(8)    Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. Ferrellgas has determined that it has five reporting units for goodwill impairment testing purposes. Four of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to its carrying amount. Ferrellgas has completed the impairment test for the Retail operations, Products and Midstream operations - water solutions reporting units and believes that estimated fair values exceed the carrying values of its reporting units as of January 31, 2015. Goodwill associated with the Midstream operations - crude oil logistics reporting unit is a result of the acquisition of Bridger on June 24, 2015.

As a result of the significant drop in the price of crude oil and its impact on the results of Midstream operations - water solutions reporting unit during the second half of fiscal 2015, Ferrellgas considered whether the carrying value of this reporting unit no longer exceeded the fair value. Upon applying the fair-value-based test as described above for purposes of the annual impairment test, Ferrellgas concluded that there was no impairment of the Midstream operations - water solutions reporting unit as of July 31, 2015.  As of July 31, 2015, Ferrellgas determined that this reporting unit had an estimated fair value in excess of its respective carrying value of approximately 10%.

This test primarily consists of a discounted future cash flow model to estimate fair value. The cash flow model includes the following critical assumptions: (1) the NYMEX West Texas Intermediate (“WTI”) crude oil curve as of July 31, 2015 was used to predict future oil prices; (2) the oil skimming rate is expected to correlate to the NYMEX WTI crude oil curve consistent with Ferrellgas’ past history; (3) a terminal period growth rate equal to the expected rate of inflation; and (4) certain organic growth projects will increase the salt water volumes processed as a result of new drilling activity in the Eagle Ford shale region of Texas that are expected to occur as the price of WTI crude oil increases. Ferrellgas believes that the results of this business are closely tied to the price of WTI crude oil and, therefore, if any of these assumptions are not sustained or are not sustained in a timely manner, the Midstream operations - water solutions reporting unit could incur material impairments. In addition to these critical cash flow assumptions, a discount rate of 11.1% was applied to the projected cash flows. A 5% increase, resulting in a discount rate equal to 11.7%, could cause Ferrellgas to fail step one of the goodwill impairment test. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $29.3 million of goodwill assigned to this reporting unit could be written off in the period that the impairment is triggered.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of Ferrellgas' reporting units and are consistent with what management believes would be utilized by primary market participants. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements.

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

(10)    Derivative instruments and hedging activities:

Commodity and Transportation Fuel Price Risk.

Ferrellgas’ overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane, gasoline, diesel and crude oil prices.

Ferrellgas’ risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane and crude oil generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. Additionally, Ferrellgas risk management activities attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from retail fueling stations through the use of financial derivative instruments.

Ferrellgas’ risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas’ positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas’ gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. The propane related financial derivatives are designated as cash flow hedges. The gasoline and diesel related financial derivatives are not formally designated and documented as a hedge of exposure to fluctuations in the market price of fuel.

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

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas’ risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities”, or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Financial instruments not formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities”, or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in "Cost of sales - midstream operations" and "Operating expense" on the consolidated statements of earnings.

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

(11)  Revenue recognition: Revenues from Ferrellgas' propane and related equipment sales segment are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days. Ferrellgas determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

Revenues from Ferrellgas' midstream operations - crude oil logistics segment include crude oil sales, pipeline tariffs, trucking fees, rail throughput fees, pipeline management services, leasing, throughput, and storage; all items deemed as being associated with the transportation of crude oil. These revenues are recognized upon completion of the related service or delivery of product.

Revenues from Ferrellgas' midstream operations - water solutions segment are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Salt water disposal revenues are based on Ferrellgas’ published or negotiated water disposal rates. Customers deliver salt water to be disposed to facilities and revenue is recognized when actual volumes of water are off-loaded at the facilities. Skimming oil disposal revenues are determined based on published rates subject to adjustments based on the quality of the oil sold and are recognized when actual volumes are delivered to the customer who determines the quality of the oil and collectability is reasonably assured. Amounts are considered past due after 30 days. Ferrellgas determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions.

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

(13)    Cost of sales: “Cost of sales – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas’ portable propane tanks. "Cost of sales - midstream operations" includes all costs incurred to purchase and transport crude oil, including the costs of terminaling and transporting crude oil prior to delivery to customers and transportation cost related to the processing and disposal of salt water. “Cost of sales – other” primarily includes costs related to the sale of propane appliances and equipment.

(14)   Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies. Within midstream operations, "Operating expense" includes plant, office, selling, marketing, credit and collections and other expense.

(15)    General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives, and employees and other overhead expense related to centralized corporate functions.

(16)  Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)

The ICPs are not Ferrellgas stock-compensation plans; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2015, 2014 and 2013, the portion of the total non-cash compensation charge relating to the ICPs was $25.6 million, $24.5 million and $13.5 million, respectively.

Ferrell Companies is authorized to issue up to 9.25 million stock appreciation rights (“SARs”) that are based on shares of Ferrell Companies common stock. The SARs were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The SARs awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

Effective July 31, 2015, Ferrell Companies is authorized to issue deferred appreciation right ("DARs") awards that are based on shares of Ferrell Companies common stock. The DAR awards were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies.

The DAR awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2015	2014	2013
Current expense (benefit)	$(585)	$2,428	$1,722
Deferred expense	270	88	133
Income tax expense (benefit)	$(315)	$2,516	$1,855

Deferred taxes consisted of the following:

	July 31,
	2015	2014
Deferred tax assets	$724	$1,152
Deferred tax liabilities	(4,157)	(4,313)
Net deferred tax liability	$(3,433)	$(3,161)

(18)    Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(19)    Net earnings per common unitholders’ interest:  Net earnings per common unitholders’ interest is computed by dividing “Net earnings attributable to Ferrellgas Partners, L.P.,” after deducting the general partner's 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note O – Net earnings per common unitholders’ interest – for further discussion about these calculations.

(20) Loss contingencies: In the normal course of business, Ferrellgas is involved in various claims and legal proceedings. Ferrellgas records a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with these loss contingencies are expensed as incurred.

(21)    New accounting standards:

Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") No. 2011-08
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

FASB Accounting Standard Update No. 2014-09
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements.

FASB Accounting Standard Update No. 2014-08
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in Ferrellgas' first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. Ferrellgas does not expect the adoption of ASU 2014-08 to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-02
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which provides additional guidance on the consolidation of limited partnerships and on the evaluation of variable interest entities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Ferrellgas is currently evaluating the impact of our pending adoption of ASU 2015-02 on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-03
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, and retrospective application required. Ferrellgas is currently evaluating the impact of our pending adoption of ASU 2015-03 on the consolidated financial statements.

C.    Business combinations

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas' balance sheets or results of operations, except for Bridger as noted below.

Propane and related equipment sales

During July 2015, Ferrellgas acquired the assets of Propane Advantage, LLC, based in Utah, with an aggregate value of $7.7 million.

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

These acquisitions, were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2015	2014	2013
Cash payments, net of cash acquired	$4,250	$34,219	$37,186
Issuance of liabilities and other costs and considerations	481	2,942	2,035
Common units, net of issuance costs	3,000	1,500	—
Aggregate fair value of transactions	$7,731	$38,661	$39,221

The aggregate fair values, for the acquisitions in propane and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2015	2014	2013
Working capital	$233	$(919)	$7,302
Customer tanks, buildings, land and other	236	14,519	5,155
Goodwill	—	2,922	4,640
Customer lists	6,569	19,480	12,211
Non-compete agreements	693	2,659	944
Other intangibles	—	—	5,678
Trade names & trademarks	—	—	3,291
Aggregate fair value of net assets acquired	$7,731	$38,661	$39,221

Midstream operations - Water solutions

During fiscal 2015, Ferrellgas acquired salt water disposal assets with an aggregate value of $74.7 million in the following transactions, which includes $1.4 million paid in fiscal 2015 as a working capital and valuation adjustment for prior year acquisitions:

•	C&E Production, LLC, based in Texas, acquired September 2014; and

•	Segrest Saltwater Resources, based in Texas, acquired May 2015.

During fiscal 2014, Ferrellgas acquired salt water disposal assets with an aggregate value of $130.3 million relating to the midstream - water solutions segment. This included the acquisitions of Sable Environmental, LLC and Sable SWD 2, LLC ("Sable"), based in Corpus Christi, Texas and Dietert SWD, based in LaSalle County, Texas. The Sable acquisition was funded through borrowings from the secured credit facility, and subsequently Sable's ownership group purchased $50.0 million of Ferrellgas Partners common units. The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to Sable, including the knowledge and experience of the workforce in place.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2015	2014	2013
Cash payments. net of cash acquired	$74,677	$127,785	$—
Issuance of liabilities and other costs and considerations	—	2,555	—
Aggregate fair value of transactions	$74,677	$130,340	$—

The aggregate fair values, for these acquisitions were allocated as follows:

	For the year ended July 31,
	2015	2014	2013
Working capital	$1,155	$490	$—
Customer tanks, buildings, land and other	1,704	622	—
Salt water disposal wells	10,705	24,288	—
Goodwill	12,359	16,957	—
Customer relationships	38,846	64,000	—
Non-compete agreements	3,639	13,300	—
Permits and favorable lease arrangements	6,269	10,683	—
Aggregate fair value of net assets acquired	$74,677	$130,340	$—

The acquisition of Sable included contingent consideration which requires Ferrellgas to pay the former owners of Sable a multiple for earnings in excess of certain EBITDA targets for each of the first two years following the acquisition date. At the date of acquisition, the potential undiscounted amount of all future payments that Ferrellgas could be required to make under the contingent consideration arrangement was between $0 and $2.0 million based upon management's estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded at the date of acquisition. See further discussion of the determination of the fair value of the contingent consideration at Note J - Fair Value Measurements.

Midstream operations - Crude oil logistics solutions

On June 24, 2015, Ferrellgas acquired Bridger and formed a new midstream operation - crude oil logistics segment based near Dallas, Texas. Ferrellgas paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. Ferrellgas has incurred and charged to operating expenses, net $16.4 million of costs during the year ended July 31, 2015, related to the acquisition and transition of Bridger.

Bridger's assets include rail cars, trucks, tank trailers, injection stations, a pipeline, and other assets. Bridger's operations provide crude oil transportation logistics on behalf of producers and end-users of crude oil on a fee-for-service basis, and purchases and sells crude oil in connection with other fee-for-service arrangements.

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to Bridger, including the knowledge and experience of the workforce in place.

The aggregate fair value for the Bridger Logistics Acquisition in the midstream operations - crude oil logistics solutions segment was preliminarily allocated as follows:

For the year ended July 31,
2015
Working capital	$1,783
Transportation equipment	293,491
Injection stations and pipelines	41,632
Goodwill	193,311
Customer relationships	261,811
Non-compete agreements	14,800
Trade names & trademarks	5,800
Office equipment	7,449
Other	2,375
Aggregate fair value of net assets acquired	$822,452

The following amounts from this acquisition were included in the operating results for the year ending July 31, 2015:

For the year ended July 31,
2015
Revenue	$81,512
Operating income	3,848

Pro forma results of operations (unaudited)

The following summarized unaudited pro forma consolidated statement of earnings information assumes that the acquisition of Bridger during fiscal 2015 occurred as of August 1, 2013. These unaudited pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred had this acquisition been completed on August 1, 2013 or the results that would be attained in the future.

	For the year ended July 31,
	2015	2014
Revenue	$2,319,927	2,583,680
Net earnings (loss)	(11,834)	4,388
Net earnings (loss) per common unitholders' interest	$(0.14)	$0.05

The unaudited pro forma consolidated data presented above has also been prepared as if the following transactions, which are described in Notes H and I to these consolidated financial statements, had been completed on August 1, 2013:

•	the issuance of senior secured notes in June 2015;

•	the sale of common units in June 2015 in a public offering; and

•	the issuance of common units to the seller in June 2015.

The estimated fair values and useful lives of assets acquired during fiscal 2015 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2014 and 2013 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

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

E.    Supplemental financial statement information

Inventories consist of the following:

	2015	2014
Propane gas and related products	$68,731	$121,111
Appliances, parts and supplies	28,023	24,858
Inventories	$96,754	$145,969

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 36 months. As of July 31, 2015, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 80.5 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2015	2014
Land	Indefinite	$34,389	$31,890
Land improvements	2-20	13,249	12,812
Buildings and improvements	20	71,923	68,492
Vehicles, including transport trailers	8-20	228,646	95,701
Bulk equipment and district facilities	5-30	111,657	109,739
Tanks, cylinders and customer equipment	2-30	772,904	772,402
Salt water disposal wells and related equipment	2-23	38,460	24,288
Rail cars	30	150,235	—
Injection stations	20	37,619	—
Pipeline	15	4,074	—
Computer and office equipment	2-5	123,386	116,265
Construction in progress	n/a	16,841	7,029
		1,603,383	1,238,618
Less: accumulated depreciation		638,166	626,831
Property, plant and equipment, net		$965,217	$611,787

Depreciation expense totaled $61.3 million, $58.3 million and $59.3 million for fiscal 2015, 2014 and 2013, respectively.

Other current liabilities consist of the following:

	2015	2014
Accrued interest	$17,281	$12,182
Accrued payroll	17,485	37,120
Customer deposits and advances	28,792	25,412
Price risk management liabilities	31,450	83
Other	85,679	50,364
Other current liabilities	$180,687	$125,161

 Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2015	2014	2013
Operating expense	$174,105	$190,999	$181,932
Depreciation and amortization expense	5,127	5,829	5,744
Equipment lease expense	22,667	15,807	14,028
	$201,899	$212,635	$201,704

F.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2015	2014
Accounts receivable pledged as collateral	$123,791	$159,003
Accounts receivable	77,636	24,108
Other	307	247
Less: Allowance for doubtful accounts	(4,816)	(4,756)
Accounts and notes receivable, net	$196,918	$178,602

Ferrellgas maintains an accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This accounts receivable securitization facility has up to $225.0 million of capacity and matures on January 19, 2017. As part of this facility, Ferrellgas, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. At July 31, 2015, $123.8 million of trade accounts receivable were pledged as collateral against $70.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2014, $159.0 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas. Ferrellgas does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2015, Ferrellgas had received cash proceeds of $70.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2014, Ferrellgas had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.3% and 2.1% as of July 31, 2015 and 2014, respectively.

G.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2015			July 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$478,747	$—	$478,747	$273,210	$—	$273,210

Intangible assets, net
Amortized intangible assets
Customer related	$807,122	$(349,719)	$457,403	$500,100	$(322,277)	$177,823
Non-compete agreements	53,711	(18,730)	34,981	63,933	(43,120)	20,813
Permits and favorable lease arrangements	16,952	(1,173)	15,779	10,683	(119)	10,564
Other	9,182	(5,497)	3,685	9,177	(4,592)	4,585
	886,967	(375,119)	511,848	583,893	(370,108)	213,785

Unamortized intangible assets
Trade names & trademarks	68,195		68,195	62,386		62,386
Total intangible assets, net	$955,162	$(375,119)	$580,043	$646,279	$(370,108)	$276,171

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations - water solutions	Midstream operations - crude oil logistics	Total
Balance July 31, 2013	$253,362	$—	$—	$253,362
Acquisitions	2,922	16,957	—	19,879
Other	(31)	—	—	(31)
Balance July 31, 2014	256,253	16,957	—	273,210
Acquisitions	—	12,359	193,311	205,670
Other	(133)	—	—	(133)
Balance July 31, 2015	$256,120	$29,316	$193,311	$478,747

Customer related intangible assets have estimated lives of 12 to 15 years, permits and favorable lease arrangements have estimated lives of 15 years while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles, permits and favorable lease arrangements non-compete agreements and other intangibles carry a weighted average life of 11, 14, six years and five years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2015	$34,585
2014	23,490
2013	21,725

Estimated amortization expense:
For the year ended July 31,
2016	$61,788
2017	61,212
2018	57,546
2019	51,297
2020	45,588

H.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2015 and 2014, $75.3 million and $69.5 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt
Long-term debt consists of the following:

	2015	2014
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (4)	500,000	—
Fixed rate, 6.75%, due 2022, net of unamortized premium of $4,906 and $5,863 at 2015 and 2014, respectively (3)	479,906	480,863
Fixed rate, 8.625%, due 2020 (2)	182,000	182,000
Fair value adjustments related to interest rate swaps	876	(2,534)

Secured credit facility
Variable interest rate, expiring October 2018 (net of $75.3 million and $69.5 million classified as short-term borrowings at July 31, 2015 and 2014, respectively)	136,081	123,781

Notes payable
9.5% and 8.8% weighted average interest rate at July 31, 2015 and 2014, respectively, due 2015 to 2022, net of unamortized discount of $1,914 and $2,239 at July 31, 2015 and 2014, respectively	9,181	11,727
	1,808,044	1,295,837
Less: current portion, included in other current liabilities on the consolidated balance sheets	3,652	3,623
Long-term debt	$1,804,392	$1,292,214

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

(4)
During June 2015, Ferrellgas issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023 at an offering price equal to par. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2023. Ferrellgas would incur prepayment penalties if it were to repay the notes prior to 2021. Ferrellgas received $491.3 million of net proceeds after deducting underwriters' fees. Ferrellgas used the net proceeds to fund a portion of the cash portion of the consideration for the acquisition of the outstanding membership interests in Bridger Logistics, LLC and its subsidiaries with remaining amounts being used to repay outstanding borrowing under the secured credit facility after the closing of the acquisitions.

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

During June 2014, Ferrellgas executed a third amendment to its secured credit facility to better facilitate its strategic focus on further business diversification. Immediately following the amendment, Ferrellgas increased the size of this facility from $500.0 million to $600.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or the maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness.

During June 2015, Ferrellgas executed a fourth amendment to its secured credit facility to administer certain technical revisions in order to facilitate the Bridger Logistics Acquisition and related funding. This amendment did not change the terms or maturity date of the secured credit facility.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2015, Ferrellgas had total borrowings outstanding under its secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt. As of July 31, 2014, Ferrellgas had total borrowings outstanding under its secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt.

Borrowings outstanding at July 31, 2015 and 2014 under the secured credit facility had a weighted average interest rate of 3.5% and 3.4%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75% (as of July 31, 2015 and 2014, the margin was 1.50% and 1.25%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2015 and 2014, the margin was 2.50% and 2.25%, respectively).

As of July 31, 2015, the federal funds rate and Bank of America’s prime rate were 0.14% and 3.25%, respectively. As of July 31, 2014, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of July 31, 2015, the one-month and three-month Eurodollar Rates were 0.19% and 0.33%, respectively. As of July 31, 2014, the one-month and three-month Eurodollar Rates were 0.17% and 0.24%, respectively.

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

Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2015, Ferrellgas had available letter of credit remaining capacity of $138.8 million. At July 31, 2014, Ferrellgas had available letter of credit remaining capacity of $143.7 million. Ferrellgas incurred commitment fees of $1.5 million, $1.2 million and $0.9 million in fiscal 2015, 2014 and 2013, respectively.

Interest rate swaps

In May 2012, Ferrellgas entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. Ferrellgas received 9.125% and paid one-month LIBOR plus 7.96%, on the $140.0 million swapped. In October 2013, this interest rate swap was terminated. As a result, Ferrellgas discontinued hedge accounting treatment for this agreement at a cost of $0.2 million, which was classified as loss on extinguishment of debt when the related senior notes were redeemed as discussed above. Ferrellgas accounted for this agreement as a fair value hedge. In May 2012, Ferrellgas also entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. Ferrellgas receives 6.5% and pays a one-month LIBOR plus 4.715%, on the $140.0 million swapped. Ferrellgas also accounts for this agreement as a fair value hedge.

In May 2012, Ferrellgas entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas’ secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through July 2018, Ferrellgas will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas accounts for this agreement as a cash flow hedge.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. The only restriction that prohibits Ferrellgas, L.P. from making cash distributions, advances or loans of the minimum quarterly distribution is if a default or event of default exists or would exist upon making such distribution, advances or loans, or if Ferrellgas L.P. fails to meet certain coverage tests. As of July 31, 2015, Ferrellgas L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements. At July 31, 2015, Ferrellgas L.P. has no restricted net assets. Other than the senior notes and the credit facility agreement, there are no other agreements which restrict Ferrellgas' subsidiaries ability to transfer funds to Ferrellgas in the form of cash dividends, loans or advances.

The scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2016	$3,652
2017	3,241
2018	1,719
2019	1,204
2020	136,429
Thereafter	1,657,931
Total	$1,804,176

I.  Partners' capital (deficit)

As of July 31, 2015 and 2014, limited partner units were beneficially owned by the following:

	2015	2014
Public common unitholders (1)	63,294,168	55,153,208
Ferrell Companies (2)	22,529,361	21,469,664
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,358,475
James H. Ballengee (6)	9,542,895	—

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”

(2)
Ferrell Companies is the owner of the general partner and a 22.4% direct owner of Ferrellgas Partner’s common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 22.7%.

(3)	FCI Trading is an affiliate of the general partner and thus a related party.

(4)	Ferrell Propane is controlled by the general partner and thus a related party.

(5)
James E. Ferrell is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 4,758,859 of these common units and is wholly-owned by the James E. Ferrell Revocable Trust Two for which James E. Ferrell is the trustee and sole beneficiary. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

(6)
Jamex Marketing, LLC is the unitholder of record of these common units. Jamex, LLC is the majority member of Jamex Marketing, LLC. Ballengee Interests, LLC is the majority member of Jamex, LLC. James H. Ballengee is the manager of each of Jamex, LLC, Jamex Marketing, LLC and Ballengee Interests, LLC. Jamex Marketing, LLC and Bridger regularly conduct business in their normal operations, and is a related party.

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

Ferrellgas maintains shelf registration statements for the issuance of common units. The Partnership Agreement allows the general partner to issue an unlimited number of additional Ferrellgas general and limited partner interests of Ferrellgas Partners for such consideration and on such terms and conditions as shall be established by the general partner without the approval of any unitholders.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the year ended July 31,
	2015	2014	2013
Public common unitholders	$111,163	$107,164	$105,934
Ferrell Companies	45,059	42,939	42,939
FCI Trading Corp.	392	392	392
Ferrell Propane, Inc.	104	104	104
James E. Ferrell	8,717	8,717	8,717
General partner	1,670	1,609	1,596
	$167,105	$160,925	$159,682

On August 20, 2015, Ferrellgas Partners declared a cash distribution of $0.5125 per common unit for the three months ended July 31, 2015, which was paid on September 14, 2015. Included in this cash distribution were the following amounts paid to related parties:

Ferrell Companies	$11,546
FCI Trading Corp.	100
Ferrell Propane, Inc.	26
James E. Ferrell	2,441
General partner	520
James H. Ballengee	4,890

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Common unit issuances

During fiscal 2015, in a non-brokered registered direct offering, which units are subject to certain contractual transfer restrictions, Ferrellgas issued to Ferrell Companies, Inc. and the former owners of two salt water disposal wells from C&E Production, LLC ("C&E") and its affiliates an aggregate of 1.5 million common units for an aggregate purchase price of $42.0 million. Ferrellgas used these proceeds to pay down a portion of the borrowing under the secured credit facility used to fund the C&E salt water disposal wells acquisition as well as propane and related equipment sales acquisitions completed in fiscal 2014.

During fiscal 2015, Ferrellgas issued 6.3 million common units in a public offering valued at $139.1 million, after deducting for issuance costs. The net proceeds from this offering were used to partially fund the acquisition of Bridger.

During fiscal 2015, Ferrellgas issued 11.3 million common units valued at $260.0 million in connection with the acquisitions of Bridger and propane distribution assets.

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

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2015 and 2014.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2015, the general partner made cash contributions of $13.3 million and non-cash contributions of $1.0 million to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2014, the general partner made cash contributions of $1.1 million and non-cash contributions of $0.9 million to Ferrellgas to maintain its effective 2% general partner interest.

J.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2015 and 2014:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,828	$—	$1,828
Commodity derivatives	$—	$4,655	$—	$4,655
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,748)	$—	$(4,748)
Commodity derivatives	$—	$(42,375)	$—	$(42,375)
Contingent consideration	$—	$—	$(100)	$(100)

July 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,101	$—	$2,101
Commodity derivatives	$—	$7,006	$—	$7,006
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,075)	$—	$(5,075)
Commodity derivatives	$—	$(83)	$—	$(83)
Contingent consideration	$—	$—	$(6,400)	$(6,400)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended July 31, 2014:

Contingent consideration liability
Balance at July 31, 2014	$6,400
Estimated value at acquisition	—
Increase in fair value related to accretion	400
Change in fair value included in earnings	(6,700)
Balance at July 31, 2015	$100

Quantitative Information about Level 3 Fair Value Measurements

	Fair value at July 31, 2015	Valuation technique		Unobservable input	Range	Weighted Average
Contingent consideration liability	$100	Discounted cash flow	A.	Weighted average cost of capital (WACC)	N/A	20%
			B.	Probability of forecast	5% - 80%	N/A

The valuation of the contingent consideration is based on unobservable inputs such as Ferrellgas' weighted average cost of capital and the likelihood of the acquired company meeting earnings thresholds. As of July 31, 2015, fluctuations in these inputs could have the following effect (in thousands):

	Increase/(decrease)
	5% increase in WACC	5% decrease in WACC	10% increase in best earnings forecast probability	10% decrease in best earnings forecast probability
Change in the fair value of contingent consideration	$(10)	$—	$200	$(100)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

The fair value of Ferrellgas' contingent consideration for the acquisition of Sable, is based upon Ferrellgas' estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded then discounting that value at a risk- and inflation-adjusted rate. The inputs to this model are the likelihood of meeting and exceeding the target EBITDA metric and discount rate. Management and the sellers prepared an operating forecast based on Sable's operating capacities, historical performance, and projected oil and water volumes and set a target EBITDA metric. Management then assessed the likelihood of this target EBITDA metric being achieved and exceeded and assigned probabilities to various potential outcomes. To determine the appropriate discount rate, management used observable inputs such as inflation rates, short and long-term yields for U.S. government securities and Ferrellgas' nonperformance risk. Due to the significant unobservable inputs required in this measurement, management determined that the fair value measurement of the contingent consideration liability is level 3 in the fair value hierarchy.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2015 and July 31, 2014, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,889.8 million and $1,408.2 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas' consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the year ended July 31, 2015, Ferrellgas recognized a $0.2 million loss related to hedge ineffectiveness. During the year ended July 31, 2014, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2015 and 2014:

	July 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$3,614	Other current liabilities	$27,929
Commodity derivatives	Other assets, net	1,041	Other liabilities	12,034
Interest rate swap agreements	Prepaid expenses and other current assets	1,828	Other current liabilities	2,241
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,507
Derivatives not designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	—	Other current liabilities	1,280
Commodity derivatives	Other assets, net	—	Other liabilities	1,132
	Total	$6,483	Total	$47,123

	July 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$5,301	Other current liabilities	$83
Commodity derivatives	Other assets, net	1,705	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,101	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	5,075
	Total	$9,107	Total	$5,158

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of July 31, 2015 and July 31, 2014, respectively:

	July 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expense and other current assets	$18,009	Other current liabilities	$15
	Other assets, net	11,786	Other liabilities	—
		$29,795		$15

	July 31, 2014
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expense and other current assets	$156	Other current liabilities	$—
	Other assets, net	189	Other liabilities	—
		$345		$—

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2015 and 2014 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,		For the year ended July 31,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$1,892	$2,520	$(9,100)	$(11,985)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2015 and 2014 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives	$(70,291)	Cost of product sold- propane and other gas liquids sales	$(28,059)
Interest rate swap agreements	(3,356)	Interest expense	(199)
	$(73,647)		$(28,258)

	For the year ended July 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives	$15,473	Cost of product sold- propane and other gas liquids sales	$10,175
Interest rate swap agreements	(881)	Interest expense	—
	$14,592		$10,175

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the year ended July 31, 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the year ended July 31, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives	$(2,412)	Operating expense

There was no effect on Ferrellgas' consolidated statements of comprehensive income for the year ended July 31, 2014 due to the change in fair value of derivatives not designated as hedging instruments.

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2015, 2014 and 2013 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2015	2014	2013
Beginning balance	$6,483	$2,066	$(12,799)
Change in value on risk management commodity derivatives	(70,291)	15,473	2,032
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales, net	28,059	(10,175)	10,613
Change in value on risk management interest rate derivatives	(3,356)	(881)	2,220
Reclassification of gains and losses on interest rate hedges to interest expense	199	—	—
Ending balance	$(38,906)	$6,483	$2,066

Ferrellgas expects to reclassify net losses of approximately $24.3 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2015 and 2014, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2015, Ferrellgas had financial derivative contracts covering 2.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of July 31, 2015, Ferrellgas, L.P. had financial derivative contracts covering 0.3 million barrels of diesel and 0.1 million barrels of unleaded gasoline related to fuel hedges in transportation of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur no loss if these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2015.

Ferrellgas L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating. As of July 31, 2015, a downgrade in the Partnership’s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of $0.4 million. There were $0.4 million of derivatives with credit-risk-related contingent features in a liability position on July 31, 2015 and Ferrellgas L.P. had posted no collateral in the normal course of business related to such derivatives.

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

	For the year ended July 31,
	2015	2014	2013
Operating expense	$217,742	$216,657	$203,859

General and administrative expense	$27,278	$32,119	$30,053

In connection with the closing of the Bridger Logistics acquisition, Ferrellgas issued common units to Bridger Marketing, LLC (now known as Jamex Marketing, LLC) and entered into a ten-year transportation and logistics agreement (the "TLA") with Jamex Marketing, LLC. As a result of that issuance, Jamex Marketing, LLC owns 9.5% of Ferrellgas Partners' limited partners' interest. Jamex Marketing, LLC, in connection with the TLA, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During fiscal 2015, Ferrellgas' total revenues and cost of sales from these transactions were $9.4 million and $8.4 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2015, were $4.8 million and $4.2 million, respectively.

See additional discussions about transactions with the general partner and related parties in Note I – Partners’ capital (deficit).

M.    Contingencies and commitments

Litigation

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and crude oil. As a result, at any given time, Ferrellgas can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas.

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

As of July 31, 2015, Bridger and Murex, LLC were arbitrating a dispute with respect to a sublease of approximately 220 rail cars by Bridger, which arbitration arose out of an action between Bridger and Murex in the 116th Judicial District Court of Dallas County, Texas, originally brought in April 2014. In August 2015, Ferrellgas and Murex settled all claims subject to such dispute, with Ferrellgas paying $10.4 million to Murex in such settlement. The liability was considered in Ferrellgas' acquisition method of accounting for Bridger.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as senior notes and its secured credit facility. See Note H – Debt – for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next 7 fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.5 million as of July 31, 2015. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $7.0 million as of July 31, 2015. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2015:

	Future minimum rental and buyout amounts by fiscal year
	2016	2017	2018	2019	2020	Thereafter
Operating lease obligations	$39,999	$31,497	$25,599	$20,084	$14,402	$16,078

Operating lease buyouts	$2,738	$1,816	$3,217	$3,011	$2,693	$9,355

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2026. Rental expense under these leases totaled $45.0 million, $35.6 million and $32.2 million for fiscal 2015, 2014 and 2013, respectively.

N.    Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $24.7 million, $21.8 million and $15.8 million during fiscal 2015, 2014 and 2013, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2015, 2014 and 2013 were $3.9 million, $3.6 million and $3.0 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2015, 2014 and 2013, other comprehensive income and other liabilities were adjusted by $(0.2) million, $0.3 million and $0.3 million, respectively.

O.    Net earnings per common unitholders’ interest

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

There was not a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders’ interest for fiscal 2015, 2014 and 2013.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the year ended July 31,
	2015	2014	2013
Common unitholders’ interest in net earnings	$29,324	$32,879	$55,862

Weighted average common units outstanding (in thousands)	84,646.2	79,651.1	79,038.6

Dilutive securities	6.7	20.6	37.0

Weighted average common units outstanding plus dilutive securities	84,652.9	79,671.7	79,075.6

Basic and diluted net earnings per common unitholders’ interest	$0.35	$0.41	$0.71

P.    Segment reporting
Ferrellgas has two primary operations: propane and related equipment sales and midstream operations. These two operations result in three reportable operating segments: propane and related equipment sales, midstream operations - water solutions and midstream operations - crude oil logistics.
During June 2015, subsequent to an acquisition, Ferrellgas formed a new midstream operation - crude oil logistics segment. During May 2014, subsequent to an acquisition, Ferrellgas formed a new midstream operation - water solutions segment.
The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on disposal of assets, other income (expense), net, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses, unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments and net earnings attributable to noncontrolling interests. This performance measure is not a GAAP measure, however the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings attributable to Ferrellgas Partners L.P., which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
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

The midstream operations - crude oil logistics segment primarily includes a domestic crude oil transportation and logistics provider with an integrated portfolio of midstream assets. These assets connect crude oil production in prolific unconventional resource plays to downstream markets. Bridger’s truck, pipeline terminal, pipeline, rail and maritime assets form a comprehensive, fee-for-service business model, and substantially all of its cash flow is expected to be generated from fee-based commercial agreements. Bridger’s fee-based business model generates income by providing crude oil transportation and logistics services on behalf of producers and end users of crude oil.

The midstream operations - water solutions segment primarily includes salt water disposal wells that are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. In the oil and gas fields Ferrellgas services, these volumes of water are transported by truck away from the fields to salt water disposal wells where it is injected into underground geologic formations using high-pressure pumps. Revenue is derived from fees charged to customers to dispose of salt water at the disposal facilities and crude oil sales from the skimming oil process.

Prior to the Sable acquisition in May 2014, Ferrellgas managed and evaluated its operations as a single reportable segment. As the current three reportable segment structure is the result of both the Bridger Logistics Acquisition completed in June 2015 and the Sable acquisition completed during May 2014, comparative historical segment information for fiscal 2013 does not exist.

Following is a summary of segment information for the years ended July 31, 2015 and 2014.

	Year Ended July 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total

Segment revenues	$1,917,201	$81,512	$25,677	$—	$2,024,390
Direct costs (1)	1,591,404	72,929	20,141	39,732	1,724,206
Adjusted EBITDA	$325,797	$8,583	$5,536	$(39,732)	$300,184

	Year Ended July 31, 2014
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total

Segment revenues	$2,398,425	$—	$7,435	$—	$2,405,860
Direct costs (1)	2,067,133	—	3,997	46,582	2,117,712
Adjusted EBITDA	$331,292	$—	$3,438	$(46,582)	$288,148

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of sales-other", "cost of sales-midstream operations", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock and unit-based compensation charge", "change in fair value of contingent consideration", "litigation accrual and related legal fees associated with a class action lawsuit", "acquisition and transition expenses" and "unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas' total segment performance measure to consolidated net earnings:

	Year Ended July 31,
	2015	2014

Net earnings attributable to Ferrellgas Partners, L.P.	$29,620	$33,211
Income tax expense (benefit)	(315)	2,516
Interest expense	100,396	86,502
Depreciation and amortization expense	98,579	84,202
EBITDA	228,280	206,431
Loss on extinguishment of debt	—	21,202
Non-cash employee stock ownership plan compensation charge	24,713	21,789
Non-cash stock-based compensation charge	25,982	24,508
Loss on disposal of assets	7,099	6,486
Other expense, net	350	479
Change in fair value of contingent consideration	(6,300)	5,000
Litigation accrual and related legal fees associated with a class action lawsuit	806	1,749
Acquisition and transition expenses	16,373	—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	2,412	—
Net earnings attributable to noncontrolling interest	469	504
Adjusted EBITDA	$300,184	$288,148

Following are total assets by segment:

	July 31,	July 31,
	2015	2014

Assets
Propane and related equipment sales	$1,295,831	$1,400,603
Midstream operations - crude oil logistics	917,325	—
Midstream operations - water solutions	205,358	136,116
Corporate and unallocated	45,542	35,551
Total consolidated assets	$2,464,056	$1,572,270

Following are capital expenditures by segment (unaudited):

	Year Ended July 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water solutions	Corporate and other	Total

Capital expenditures:
Maintenance	$16,020	$—	$1,072	$2,357	$19,449
Growth	36,958	64	13,366	—	50,388
Total	$52,978	$64	$14,438	$2,357	$69,837

	Year Ended July 31, 2014
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water solutions	Corporate & other	Total

Capital expenditures:
Maintenance	$14,682	$—	$181	$3,275	$18,138
Growth	30,501	—	1,715	627	32,843
Total	$45,183	$—	$1,896	$3,902	$50,981

Q.    Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments, with the exception of those items indicated below), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution business, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales, Net earnings attributable to Ferrellgas Partners and common unitholders’ interest in net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of basic and diluted net earnings (loss) per common unitholders’ interest by quarter may not equal the basic and diluted net earnings (loss) per common unitholders’ interest for the year due to variations in the weighted average units outstanding used in computing such amounts.

For the year ended July 31, 2015	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$443,355	$665,973	$532,551	$382,511
Gross margin from propane and other gas liquids sales (a)	129,547	230,175	191,983	128,087
Gross margin from midstream operations (b)	5,948	4,934	3,416	16,301
Net earnings (loss)	(33,169)	86,371	36,220	(59,333)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(32,875)	85,458	35,812	(58,775)
Common unitholders’ interest in net earnings (loss)	(32,546)	84,603	35,454	(58,187)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.40)	$0.89	$0.43	$(0.64)

For the year ended July 31, 2014	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$415,030	$869,683	$722,117	$399,030
Gross margin from propane and other gas liquids sales (a)	123,469	237,940	202,861	126,685
Gross margin from midstream operations (b)	—	—	—	5,465
Net earnings (loss)	(25,057)	61,123	45,890	(48,241)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(24,843)	60,464	45,385	(47,795)
Common unitholders’ interest in net earnings (loss)	(24,595)	59,860	44,931	(47,317)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.31)	$0.72	$0.57	$(0.58)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”

(b)	Gross margin from "Midstream operations" represents "Revenues - midstream operations" less "Cost of sales - midstream operations."

R.  Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Partners Finance Corp.

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2015 and 2014, and the related statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
September 29, 2015

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
BALANCE SHEETS

	July 31,
	2015	2014
ASSETS

Cash	$1,000	$969
Total assets	$1,000	$969

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	17,485	15,106

Accumulated deficit	(17,485)	(15,137)
Total stockholder's equity	$1,000	$969
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF EARNINGS

	For the year ended July 31,
	2015	2014	2013

General and administrative expense	$2,348	$2,149	$2,038

Net loss	$(2,348)	$(2,149)	$(2,038)
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity
July 31, 2012	1,000	1,000	10,919	(10,950)	969
Capital contribution	—	—	2,038	—	2,038
Net loss	—	—	—	(2,038)	(2,038)
July 31, 2013	1,000	1,000	12,957	(12,988)	969
Capital contribution	—	—	2,149	—	2,149
Net loss	—	—	—	(2,149)	(2,149)
July 31, 2014	1,000	$1,000	$15,106	$(15,137)	$969
Capital contribution	—	—	2,379	—	2,379
Net loss	—	—	—	(2,348)	(2,348)
July 31, 2015	1,000	$1,000	$17,485	$(17,485)	$1,000
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(2,348)	$(2,149)	$(2,038)
Cash used in operating activities	(2,348)	(2,149)	(2,038)

Cash flows from financing activities:
Capital contribution	2,379	2,149	2,038
Cash provided by financing activities	2,379	2,149	2,038

Change in cash	31	—	—
Cash - beginning of year	969	969	969
Cash - end of year	$1,000	$969	$969
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

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2015, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $6,588 associated with the net operating loss carryforward of $16,936, which expire at various dates through July 31, 2035, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2015, 2014 or 2013, and there is no net deferred tax asset as of July 31, 2015 and 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas, L.P.

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (the “Partnership”) as of July 31 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing on page S-1. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
September 29, 2015

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
	July 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,600	$8,283
Accounts and notes receivable (including $123,791 and $159,003 of accounts receivable pledged as collateral at 2015 and 2014, respectively, and net of allowance for doubtful accounts of $4,816 and $4,756 at 2015 and 2014, respectively)	196,918	178,602
Inventories	96,754	145,969
Prepaid expenses and other current assets	64,211	32,079
Total current assets	363,483	364,933

Property, plant and equipment, net	965,217	611,787
Goodwill	478,747	273,210
Intangible assets, net	580,043	276,171
Other assets, net	72,472	43,732
Total assets	$2,459,962	$1,569,833

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$83,974	$69,360
Short-term borrowings	75,319	69,519
Collateralized note payable	70,000	91,000
Other current liabilities	176,176	123,153
Total current liabilities	405,469	353,032

Long-term debt	1,622,392	1,110,214
Other liabilities	41,975	36,662
Contingencies and commitments (Note M)

Partners' capital:
Limited partner	425,105	63,024
General partner	4,339	643
Accumulated other comprehensive income (loss)	(39,318)	6,258
Total partners' capital	390,126	69,925
Total liabilities and partners' capital	$2,459,962	$1,569,833
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
	For the year ended July 31,
	2015	2014	2013

Revenues:
Propane and other gas liquids sales	$1,657,016	$2,147,343	$1,739,267
Midstream operations	107,189	7,435	—
Other	260,185	251,082	236,200
Total revenues	2,024,390	2,405,860	1,975,467

Costs and expenses:
Cost of sales - propane and other gas liquids sales	977,224	1,456,388	1,092,261
Cost of sales - midstream operations	76,590	1,970	—
Cost of sales - other	170,697	156,182	144,456
Operating expense	437,353	451,551	412,430
Depreciation and amortization expense	98,579	84,202	83,344
General and administrative expense	77,238	65,156	53,181
Equipment lease expense	24,273	17,745	15,983
Non-cash employee stock ownership plan compensation charge	24,713	21,789	15,769
Loss on disposal of assets	7,099	6,486	10,421

Operating income	130,624	144,391	147,622

Interest expense	(84,227)	(70,332)	(72,974)
Loss on extinguishment of debt	—	(21,202)	—
Other income (expense), net	(354)	(479)	565

Earnings before income taxes	46,043	52,378	75,213

Income tax expense (benefit)	(384)	2,471	1,838

Net earnings	$46,427	$49,907	$73,375
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	For the year ended July 31,
	2015	2014	2013

Net earnings	$46,427	$49,907	$73,375
Other comprehensive income (loss)
Change in value on risk management derivatives	(73,647)	14,592	4,252
Reclassification of gains and losses of derivatives to earnings	28,258	(10,175)	10,613
Foreign currency translation adjustment	(2)	(145)	(147)
Pension liability adjustment	(185)	258	290
Other comprehensive income (loss)	(45,576)	4,530	15,008
Comprehensive income	$851	$54,437	$88,383
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	capital

Balance at July 31, 2012	$164,737	$1,683	$(13,280)	$153,140

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	29,019	295		29,314
Cash contributed by Ferrellgas Partners and general partner	800	9		809
Distributions	(175,380)	(1,790)		(177,170)
Net earnings	72,634	741		73,375
Other comprehensive income			15,008	15,008

Balance at July 31, 2013	91,810	938	1,728	94,476

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	45,829	468		46,297
Contributions in connection with acquisitions	1,500	15		1,515
Cash contributed by Ferrellgas Partners and general partner	51,105	521		51,626
Distributions	(176,623)	(1,803)		(178,426)
Net earnings	49,403	504		49,907
Other comprehensive income			4,530	4,530

Balance at July 31, 2014	63,024	643	6,258	69,925

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	50,183	512		50,695
Contributions in connection with acquisitions	825,452	8,423		833,875
Cash contributed by Ferrellgas Partners and general partner	42,224	431		42,655
Distributions	(601,736)	(6,139)		(607,875)
Net earnings	45,958	469		46,427
Other comprehensive loss			(45,576)	(45,576)

Balance at July 31, 2015	$425,105	$4,339	$(39,318)	$390,126
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$46,427	$49,907	$73,375
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	98,579	84,202	83,344
Non-cash employee stock ownership plan compensation charge	24,713	21,789	15,769
Non-cash stock and unit-based compensation charge	25,982	24,508	13,545
Loss on disposal of assets	7,099	6,486	10,421
Loss on extinguishment of debt	—	6,526	—
Change in fair value of contingent consideration	(6,300)	5,000	—
Provision for doubtful accounts	3,419	3,419	2,066
Deferred tax expense	270	88	133
Other	2,921	4,898	4,067
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(1,739)	(48,087)	(5,901)
Inventories	49,050	(28,738)	15,869
Prepaid expenses and other current assets	(24,934)	(3,994)	6,143
Accounts payable	(1,547)	16,279	508
Accrued interest expense	5,099	(7,611)	(151)
Other current liabilities	8,250	8,674	6,454
Other assets and liabilities	(20,801)	(1,896)	303
Net cash provided by operating activities	216,488	141,450	225,945

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(78,927)	(162,019)	(37,186)
Capital expenditures	(72,481)	(52,572)	(40,910)
Proceeds from sale of assets	5,905	4,524	9,980
Other	(14)	(23)	—
Net cash used in investing activities	(145,517)	(210,090)	(68,116)

Cash flows from financing activities:
Distributions	(607,875)	(178,426)	(177,170)
Contributions	51,047	51,626	809
Proceeds from increase in long-term debt	628,134	750,351	58,356
Payments on long-term debt	(119,457)	(569,841)	(3,912)
Net additions to (reductions in) short-term borrowings	5,800	19,465	(45,676)
Net additions to (reductions in) to collateralized short-term borrowings	(21,000)	9,000	8,000
Cash paid for financing costs	(10,301)	(11,414)	—
Net cash provided by (used in) financing activities	(73,652)	70,761	(159,593)

Effect of exchange rate changes on cash	(2)	(145)	(147)

Increase (decrease) in cash and cash equivalents	(2,683)	1,976	(1,911)
Cash and cash equivalents - beginning of year	8,283	6,307	8,218
Cash and cash equivalents - end of year	$5,600	$8,283	$6,307
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

Ferrellgas, L.P. is engaged in the following primary businesses:

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

•
Midstream operations consists of two reportable operating segments: crude oil logistics and water solutions. The crude oil logistics segment ("Bridger") generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger's services include transportation through its operation of a fleet of trucks and tank trailers and railcars primarily servicing Texas, Lousiana, North Dakota, Pennsylvania, Colorado and Wyoming; pipeline services in North Dakota, Montana, Wyoming, New Mexico, Mississippi, Oklahoma and Texas; and crude oil purchase and sale in connection with pipeline management services. The salt water disposal wells within the water solutions segment are located in the Eagle Ford shale region of south Texas and are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water. In the oil and gas fields Ferrellgas, L.P. services, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil from the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, assumptions used to value business combinations, fair values of derivative contracts and stock-based compensation calculations.

(2)    Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all intercompany accounts and transactions. Ferrellgas, L.P. consolidates the following wholly-owned entities: Bridger Logistics, LLC, Sable Environmental, LLC, Sable SWD 2, LLC, Blue Rhino Global Sourcing, Inc., Blue Rhino Canada, Inc., Ferrellgas Real Estate, Inc., Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a special purpose entity that has agreements with Ferrellgas, L.P. to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(3)    Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2015	2014	2013
CASH PAID FOR:
Interest	$76,085	$75,121	$68,334
Income taxes	$643	$771	$534
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$825,452	$1,500	$—
Liabilities incurred in connection with acquisitions	$481	$4,312	$2,035
Change in accruals for property, plant and equipment additions	$498	$978	$533
(4)    Fair value measurements: Ferrellgas, L.P. measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.

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

(8)    Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. Ferrellgas, L.P. has determined that it has five reporting units for goodwill impairment testing purposes. Four of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to its carrying amount. Ferrellgas, L.P. has completed the impairment test for the Retail operations, Products and Midstream operations - water solutions reporting units and believes that estimated fair values exceed the carrying values of its reporting units as of January 31, 2015. Goodwill associated with the Midstream operations - crude oil logistics reporting unit is a result of the acquisition of Bridger on June 24, 2015.

As a result of the significant drop in the price of crude oil and its impact on the results of Midstream operations - water solutions reporting unit during the second half of fiscal 2015, Ferrellgas, L.P. considered whether the carrying value of this reporting unit no longer exceeded the fair value. Upon applying the fair-value-based test as described above for purposes of the annual impairment test, Ferrellgas, L.P. concluded that there was no impairment of the Midstream operations - water solutions reporting unit as of July 31, 2015.  As of July 31, 2015, Ferrellgas, L.P. determined that this reporting unit had an estimated fair value in excess of its respective carrying value of approximately 10%.

This test primarily consists of a discounted future cash flow model to estimate fair value. The cash flow model includes the following critical assumptions: (1) the NYMEX West Texas Intermediate (“WTI”) crude oil curve as of July 31, 2015 was used to predict future oil prices; (2) the oil skimming rate is expected to correlate to the NYMEX WTI crude oil curve consistent with Ferrellgas, L.P.’s past history; (3) a terminal period growth rate equal to the expected rate of inflation; and (4) certain organic growth projects will increase the salt water volumes processed as a result of new drilling activity in the Eagle Ford shale region of Texas that are expected to occur as the price of WTI crude oil increases. Ferrellgas, L.P. believes that the results of this business are closely tied to the price of WTI crude oil and, therefore, if any of these assumptions are not sustained or are not sustained in a timely manner, the Midstream operations - water solutions reporting unit could incur material impairments. In addition to these critical cash flow assumptions, a discount rate of 11.1% was applied to the projected cash flows. A 5% increase, resulting in a discount rate equal to 11.7%, could cause Ferrellgas, L.P. to fail step one of the goodwill impairment test. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $29.3 million of goodwill assigned to this reporting unit could be written off in the period that the impairment is triggered.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of Ferrellgas, L.P.'s reporting units and are consistent with what management believes would be utilized by primary market participants. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements.

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

(10)    Derivative instruments and hedging activities:

Commodity and Transportation Fuel Price Risk.

Ferrellgas, L.P.’s overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane, gasoline, diesel and crude oil prices.

Ferrellgas, L.P's risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane and crude oil generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas, L.P attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. Additionally, Ferrellgas, L.P.'s risk management activities attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from retail fueling stations through the use of financial derivative instruments.

Ferrellgas, L.P.’s risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas, L.P.’s positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas, L.P.’s gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges. The gasoline and diesel related financial derivatives are not formally designated and documented as a hedge of exposure to fluctuations in the market price of fuel.

Ferrellgas, L.P.’s risk management activities may include the use of financial derivative instruments including, but not limited to, swaps, options, and futures to seek protection from adverse price movements and to minimize potential losses. Ferrellgas, L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. All of Ferrellgas, L.P.’s financial derivative instruments are reported on the consolidated balance sheets at fair value.

Ferrellgas, L.P. also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas, L.P.’s financial statements until settled.

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas, L.P. makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas, L.P.’s risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities” or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Financial instruments not formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities”, or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in "Cost of sales - midstream operations" and "Operating expense" on the consolidated statements of earnings.

Interest Rate Risk.

Ferrellgas, L.P.’s overall objective for entering into interest rate derivative contracts, including swaps, is to manage its exposure to interest rate risk associated with its fixed rate senior notes and its floating rate borrowings from both the secured credit facility and the accounts receivable securitization facility. Fluctuations in interest rates subject Ferrellgas, L.P. to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas, L.P.’s fixed rate debt, while increases in interest rates subject Ferrellgas, L.P. to the risk of increased interest expense related to its variable rate borrowings.

Ferrellgas, L.P. enters into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is recorded at fair value while the fair value of interest rate derivatives that are considered fair value hedges are classified as “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” on the consolidated balance sheets. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statements of earnings.

Ferrellgas, L.P. enters into cash flow hedges to help reduce its variable interest rate risk. Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” with an offsetting entry to “Other comprehensive income” at interim periods and are subsequently recognized as interest expense in the consolidated statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statement of earnings as they occur.

(11)   Revenue recognition: Revenues from Ferrellgas, L.P.'s propane and related equipment sales segment are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days. Ferrellgas, L.P. determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas, L.P. offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

Revenues from Ferrellgas, L.P.'s midstream operations - crude oil logistics segment include crude oil sales, pipeline tariffs, trucking fees, rail throughput fees, pipeline management services, leasing, throughput, and storage; all items deemed as being associated with the transportation of crude oil. These revenues are recognized upon completion of the related service or delivery of product.

Revenues from Ferrellgas, L.P.'s midstream operations - water solutions segment are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Salt water disposal revenues are based on Ferrellgas, L.P.'s published or negotiated water disposal rates. Customers deliver salt water to be disposed to facilities and revenue is recognized when actual volumes of water are off-loaded at the facilities. Skimming oil disposal revenues are determined based on published rates subject to adjustments based on the quality of the oil sold and are recognized when actual volumes are delivered to the customer who determines the quality of the oil and collectability is reasonably assured. Amounts are considered past due after 30 days. Ferrellgas, L.P. determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions.

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

(13)    Cost of sales: “Cost of sales – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. "Cost of sales - midstream operations" includes all costs incurred to purchase and transport crude oil, including the costs of terminaling and transporting crude oil prior to delivery to customers and transportation cost related to the processing and disposal of salt water. “Cost of sales – other” primarily includes costs related to the sale of propane appliances and equipment.

(14)   Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies. Within midstream operations, "Operating expense" includes plant, office, selling, marketing, credit and collections and other expense.

(15) General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives, and employees and other overhead expense related to centralized corporate functions.

(16)  Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)
The ICPs are not Ferrellgas, L.P. stock-compensation plans; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2015, 2014 and 2013, the portion of the total non-cash compensation charge relating to the ICPs was $25.6 million, $24.5 million and $13.5 million, respectively.

Ferrell Companies is authorized to issue up to 9.25 million stock appreciation rights (“SARs”) that are based on shares of Ferrell Companies common stock. The SARs were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The SARs awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

Effective July 31, 2015, Ferrell Companies is authorized to issue deferred appreciation right ("DARs") awards that are based on shares of Ferrell Companies common stock. The DAR awards were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The DAR awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2015	2014	2013
Current expense (benefit)	$(654)	$2,383	$1,705
Deferred expense	270	88	133
Income tax expense	$(384)	$2,471	$1,838

Deferred taxes consisted of the following:

	July 31,
	2015	2014
Deferred tax assets	$724	$1,152
Deferred tax liabilities	(4,157)	(4,313)
Net deferred tax liability	$(3,433)	$(3,161)

(18)  Sales taxes: Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(19) Loss contingencies: In the normal course of business, Ferrellgas, L.P. is involved in various claims and legal proceedings. Ferrellgas, L.P. records a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with these loss contingencies are expensed as incurred.

(20)  New accounting standards:

Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") No. 2011-08
In September 2011, the FASB issued ASU 2011-08, which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas, L.P.'s adoption of this guidance in fiscal 2013 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2012-02
In July 2012, the FASB issued ASU 2012-02, which amends the existing guidance on impairment testing of indefinite-lived intangible assets. Under the new guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Ferrellgas, L.P.'s adoption of this guidance in fiscal 2013 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2014-09
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas, L.P. for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas, L.P.

is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements.

FASB Accounting Standard Update No. 2014-08
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in Ferrellgas, L.P.'s first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. Ferrellgas, L.P. does not expect the adoption of ASU 2014-08 to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-02
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis which provides additional guidance on the consolidation of limited partnerships and on the evaluation of variable interest entities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Ferrellgas, L.P. is currently evaluating the impact of our pending adoption of ASU 2015-02 on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-03
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, and retrospective application required. Ferrellgas, L.P. is currently evaluating the impact of our pending adoption of ASU 2015-03 on the consolidated financial statements.

C.    Business combinations

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas, L.P.’s balance sheets or results of operations, except for Bridger as noted below.

Propane and related equipment sales

During July 2015, Ferrellgas, L.P. acquired the assets of Propane Advantage, LLC, based in Utah, with an aggregate value of $7.7 million.

During fiscal 2014, Ferrellgas, L.P. acquired seven propane distribution assets with an aggregate value of $38.7 million in the following transactions:

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

The goodwill arising from the propane and related equipment sales acquisitions consists largely of the synergies and economies of scale expected from combining the operations of Ferrellgas, L.P. and the acquired companies.

These acquisitions, were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2015	2014	2013
Cash payments, net of cash acquired	$4,250	$34,219	$37,186
Issuance of liabilities and other costs and considerations	481	2,942	2,035
Common units, net of issuance costs	3,000	1,500	—
Aggregate fair value of transactions	$7,731	$38,661	$39,221

The aggregate fair values, for the acquisitions in propane and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2015	2014	2013
Working capital	233	(919)	7,302
Customer tanks, buildings, land and other	236	14,519	5,155
Goodwill	—	2,922	4,640
Customer lists	6,569	19,480	12,211
Non-compete agreements	693	2,659	944
Other intangibles	—	—	5,678
Trade names & trademarks	—	—	3,291
Aggregate fair value of net assets acquired	$7,731	$38,661	$39,221

Midstream operations - Water solutions

During fiscal 2015, Ferrellgas, L.P. acquired salt water disposal assets with an aggregate value of $74.7 million in the following transactions, which includes $1.4 million paid in fiscal 2015 as a working capital and valuation adjustment for prior year acquisitions:

•	C&E Production, LLC, based in Texas, acquired September 2014; and

•	Segrest Saltwater Resources, based in Texas, acquired May 2015.

During fiscal 2014, Ferrellgas, L.P. acquired salt water disposal assets with an aggregate value of $130.3 million relating to the midstream - water solutions segment. This included the acquisitions of Sable Environmental, LLC and Sable SWD 2, LLC ("Sable"), based in Corpus Christi, Texas and Dietert SWD, based in LaSalle County, Texas. The Sable acquisition was funded through borrowings from the secured credit facility, and subsequently Sable's ownership group purchased $50.0 million of Ferrellgas Partners common units. The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to Sable, including the knowledge and experience of the workforce in place.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2015	2014	2013
Cash payments, net of cash acquired	$74,677	$127,785	$—
Issuance of liabilities and other costs and considerations	—	2,555	—
Aggregate fair value of transactions	$74,677	$130,340	$—

The aggregate fair values, for these acquisitions were allocated as follows:

	For the year ended July 31,
	2015	2014	2013
Working capital	1,155	490	—
Customer tanks, buildings, land and other	1,704	622	—
Salt water disposal wells	10,705	24,288	—
Goodwill	12,359	16,957	—
Customer relationships	38,846	64,000	—
Non-compete agreements	3,639	13,300	—
Permits and favorable lease arrangements	6,269	10,683	—
Aggregate fair value of net assets acquired	$74,677	$130,340	$—

The acquisition of Sable included contingent consideration which requires Ferrellgas, L.P. to pay the former owners of Sable a multiple for earnings in excess of certain EBITDA targets for each of the first two years following the acquisition date. At the date of acquisition, the potential undiscounted amount of all future payments that Ferrellgas, L.P. could be required to make under the contingent consideration arrangement was between $0 and $2.0 million based upon management's estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded at the date of acquisition. See further discussion of the determination of the fair value of the contingent consideration at Note J - Fair Value Measurements.

Midstream operations - Crude oil logistics solutions

On June 24, 2015, Ferrellgas Partners acquired Bridger and formed a new midstream operation - crude oil logistics segment based near Dallas, Texas. Ferrellgas Partners paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. Ferrellgas Partners then contributed the Bridger assets and liabilities to Ferrellgas, L.P. Ferrellgas, L.P. has incurred and charged to operating expenses, net $16.4 million of costs during the year ended July 31, 2015, related to the acquisition and transition of Bridger.

Bridger's assets include rail cars, trucks, tank trailers, injection stations, a pipeline, and other assets. Bridger's operations provide crude oil transportation logistics on behalf of producers and end-users of crude oil on a fee-for-service basis, and purchases and sells crude oil in connection with other fee-for-service arrangements.

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to Bridger, including the knowledge and experience of the workforce in place.

The aggregate fair value for the Bridger Logistics Acquisition in the midstream operations - crude oil logistics solutions segment was preliminarily allocated as follows:

For the year ended July 31,
2015
Working capital	$1,783
Transportation equipment	293,491
Injection stations and pipelines	41,632
Goodwill	193,311
Customer relationships	261,811
Non-compete agreements	14,800
Trade names & trademarks	5,800
Office equipment	7,449
Other	2,375
Aggregate fair value of net assets acquired	$822,452

The following amounts from this acquisition were included in the operating results for the year ending July 31, 2015:

For the year ended July 31,
2015
Revenue	$81,512
Operating income	3,848

Pro forma results of operations (unaudited)

The following summarized unaudited pro forma consolidated statement of earnings information assumes that the acquisition of Bridger during fiscal 2015 occurred as of August 1, 2013. These unaudited pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred had this acquisition been completed on August 1, 2013 or the results that would be attained in the future.

	For the year ended July 31,
	2015	2014
Revenue	$2,319,927	2,583,680
Net earnings	4,504	20,580

The unaudited pro forma consolidated data presented above has also been prepared as if the issuance of senior secured notes in June 2015, which are described in Note H to these consolidated financial statements, had been completed on August 1, 2013.

The estimated fair values and useful lives of assets acquired during fiscal 2015 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2014 and 2013 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas, L.P. did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

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

E.    Supplemental financial statement information

Inventories consist of the following:

	2015	2014
Propane gas and related products	$68,731	$121,111
Appliances, parts and supplies	28,023	24,858
Inventories	$96,754	$145,969

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 36 months. As of July 31, 2015, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 80.5 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2015	2014
Land	Indefinite	$34,389	$31,890
Land improvements	2-20	13,249	12,812
Buildings and improvements	20	71,923	68,492
Vehicles, including transport trailers	8-20	228,646	95,701
Bulk equipment and district facilities	5-30	111,657	109,739
Tanks, cylinders and customer equipment	2-30	772,904	772,402
Salt water disposal wells and related equipment	2-23	38,460	24,288
Rail cars	30	150,235	—
Injection stations	20	37,619	—
Pipeline	15	4,074	—
Computer and office equipment	2-5	123,386	116,265
Construction in progress	n/a	16,841	7,029
		1,603,383	1,238,618
Less: accumulated depreciation		638,166	626,831
Property, plant and equipment, net		$965,217	$611,787

Depreciation expense totaled $61.3 million, $58.3 million and $59.3 million for fiscal 2015, 2014 and 2013, respectively.

Other current liabilities consist of the following:

	2015	2014
Accrued interest	$15,275	$10,176
Accrued payroll	17,485	37,120
Customer deposits and advances	28,792	25,412
Price risk management liabilities	31,450	83
Other	83,174	50,362
Other current liabilities	$176,176	$123,153

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2015	2014	2013
Operating expense	$174,105	$190,999	$181,932
Depreciation and amortization expense	5,127	5,829	5,744
Equipment lease expense	22,667	15,807	14,028
	$201,899	$212,635	$201,704

F.  Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2015	2014
Accounts receivable pledged as collateral	$123,791	$159,003
Accounts receivable	77,636	24,108
Other	307	247
Less: Allowance for doubtful accounts	(4,816)	(4,756)
Accounts and notes receivable, net	$196,918	$178,602

Ferrellgas, L.P. maintains an accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This accounts receivable securitization facility has up to $225.0 million of capacity and matures on January 19, 2017. As part of this facility, Ferrellgas, L.P. through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January, February,

March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. At July 31, 2015, $123.8 million of trade accounts receivable were pledged as collateral against $70.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2014, $159.0 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2015, Ferrellgas, L.P. had received cash proceeds of $70.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2014, Ferrellgas, L.P. had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.3% and 2.1% as of July 31, 2015 and 2014, respectively.

G.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2015			July 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$478,747	$—	$478,747	$273,210	$—	$273,210

Intangible assets, net
Amortized intangible assets
Customer related	$807,122	$(349,719)	$457,403	$500,100	$(322,277)	$177,823
Non-compete agreements	53,711	(18,730)	34,981	63,933	(43,120)	20,813
Permits and favorable lease arrangements	16,952	(1,173)	15,779	10,683	(119)	10,564
Other	9,182	(5,497)	3,685	9,177	(4,592)	4,585
	886,967	(375,119)	511,848	583,893	(370,108)	213,785

Unamortized intangible assets
Trade names & trademarks	68,195		68,195	62,386		62,386
Total intangible assets, net	$955,162	$(375,119)	$580,043	$646,279	$(370,108)	$276,171

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations - water solutions	Midstream operations - crude oil logistics	Total
Balance July 31, 2013	$253,362	$—	$—	$253,362
Acquisitions	2,922	16,957	—	19,879
Other	(31)	—	—	(31)
Balance July 31, 2014	256,253	16,957	—	273,210
Acquisitions	—	12,359	193,311	205,670
Other	(133)	—	—	(133)
Balance July 31, 2015	$256,120	$29,316	$193,311	$478,747

Customer related intangible assets have estimated lives of 12 to 15 years, permits and favorable lease arrangements have estimated lives of 15 years while non-compete agreements and other intangible assets have estimated lives ranging from two to

10 years. Ferrellgas, L.P. intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles, permits and favorable lease arrangements, non-compete agreements and other intangibles carry a weighted average life of 11, 14, six years and five years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2015	$34,585
2014	23,490
2013	21,725

Estimated amortization expense:
For the year ended July 31,
2016	$61,788
2017	61,212
2018	57,546
2019	51,297
2020	45,588

H.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2015 and 2014, $75.3 million and $69.5 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2015	2014
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (3)	500,000	—
Fixed rate, 6.75%, due 2022, net of unamortized premium of $4,906 and $5,863 at 2015 and 2014, respectively (2)	479,906	480,863
Fair value adjustments related to interest rate swaps	876	(2,534)

Secured credit facility
Variable interest rate, expiring October 2018 (net of $75.3 million and $69.5 million classified as short-term borrowings at July 31, 2015 and 2014, respectively)	136,081	123,781

Notes payable
9.5% and 8.8% weighted average interest rate at July 31, 2015 and 2014, respectively, due 2015 to 2022, net of unamortized discount of $1,914 and $2,239 at July 31, 2015 and 2014, respectively	9,181	11,727
	1,626,044	1,113,837
Less: current portion, included in other current liabilities on the consolidated balance sheets	3,652	3,623
Long-term debt	$1,622,392	$1,110,214

(1)
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

(2)
During November 2013, Ferrellgas, L.P. issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas, L.P. received $319.3 million of net proceeds after deducting underwriters' fees. Ferrellgas, L.P. used the net proceeds to redeem all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas, L.P. used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt. During June 2014, Ferrellgas, L.P. issued an additional $150.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to 104% of par. Ferrellgas, L.P. used the net proceeds for general corporate purposes, including to repay indebtedness under its secured credit facility and to pay related transaction fees and expenses.

(3)
During June 2015, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023 at an offering price equal to par. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2023. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to 2021. Ferrellgas, L.P. received $491.3 million of net proceeds after deducting underwriters' fees. Ferrellgas, L.P. used the net proceeds to fund a portion of the cash portion of the consideration for the acquisition of the outstanding membership interests in Bridger Logistics, LLC and its subsidiaries with remaining amounts being used to repay outstanding borrowing under the secured credit facility after the closing of the acquisitions.

Secured credit facility

During October 2013, Ferrellgas, L.P. executed a second amendment to its secured credit facility. This amendment extended the maturity date to October 2018, increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million and decreased interest rates by 0.25%. Ferrellgas, L.P. incurred a loss on extinguishment of debt of $0.3 million related to the writeoff of capitalized financing costs.

During June 2014, Ferrellgas, L.P. executed a third amendment to its secured credit facility to better facilitate its strategic focus on further business diversification. Immediately following the amendment, Ferrellgas, L.P. increased the size of this facility from $500.0 million to $600.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or the maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness.

During June 2015, Ferrellgas, L.P. executed a fourth amendment to its secured credit facility to administer certain technical revisions in order to facilitate the Bridger Logistics Acquisition and related funding. This amendment did not change the terms or maturity date of the secured credit facility.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2015, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt. As of July 31, 2014, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt.

Borrowings outstanding at July 31, 2015 and 2014 under the secured credit facility had a weighted average interest rate of 3.5% and 3.4%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75% (as of July 31, 2015 and 2014, the margin was  1.50% and 1.25%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2015 and 2014, the margin was 2.50% and 2.25%, respectively).

As of July 31, 2015, the federal funds rate and Bank of America’s prime rate were 0.14% and 3.25%, respectively. As of July 31, 2014, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of July 31, 2015, the one-month and three-month Eurodollar Rates were 0.19% and 0.33%, respectively. As of July 31, 2014, the one-month and three-month Eurodollar Rates were 0.17% and 0.24%, respectively.

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

Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2015, Ferrellgas, L.P. had available letter of credit remaining capacity of $138.8 million. At July 31, 2014 Ferrellgas, L.P. had available letter of credit remaining capacity of $143.7 million. Ferrellgas, L.P. incurred commitment fees of $1.5 million, $1.2 million and $0.9 million in fiscal 2015, 2014 and 2013, respectively.

Interest rate swaps

In May 2012, Ferrellgas, L.P. entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. Ferrellgas, L.P. received 9.125% and paid one-month LIBOR plus 7.96%, on the $140.0 million swapped. In October 2013, this interest rate swap was terminated. As a result, the operating partnership discontinued hedge accounting treatment for this agreement at a cost of $0.2 million, which was classified as loss on extinguishment of debt when the related senior notes were redeemed as discussed above. The operating partnership accounted for this agreement as a fair value hedge. In May 2012, Ferrellgas, L.P. also entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. Ferrellgas, L.P. receives 6.5% and pays a one-month LIBOR plus 4.715%, on the $140.0 million swapped. The operating partnership accounts for this agreement as a fair value hedge.

In May 2012, Ferrellgas, L.P. entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas, L.P.’s secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas, L.P. will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through July 2018, Ferrellgas, L.P. will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas, L.P. accounts for this agreement as a cash flow hedge.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. The only restriction that prohibits Ferrellgas, L.P. from making cash distributions, advances or loans of the minimum quarterly distribution is if a default or event of default exists or would exist upon making such distribution, advances or loans, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2015, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements. At July 31, 2015, Ferrellgas, L.P. has no restricted net assets. Other than the senior notes and the credit facility agreement, there are no other agreements which restrict Ferrellgas, L.P.'s subsidiaries ability to transfer funds to Ferrellgas, L.P. in the form of cash dividends, loans or advances.

The scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2016	$3,652
2017	3,241
2018	1,719
2019	1,204
2020	136,429
Thereafter	1,475,931
Total	$1,622,176

I.  Partners’ capital

Bridger transaction and related distributions and contributions

During June 2015, in connection with the Bridger Logistics Acquisition, Ferrellgas, L.P. entered into the following transactions with Ferrellgas Partners and the general partner:

•	Distributed $418.9 million and $4.3 million in cash to Ferrellgas Partners and the general partner, respectively.

•	Received an asset contribution of $822.5 million from Ferrellgas Partners.

•	In connection with this non-cash contribution, Ferrellgas, L.P. received a cash contribution of $8.4 million from the general partner.

See Note C - Business combinations for details regarding the acquisition of Bridger.

Partnership quarterly distributions paid

Ferrellgas, L.P. has paid the following quarterly distributions.

	For the year ended July 31,
	2015	2014	2013
Ferrellgas Partners	$182,803	$176,623	$175,380
General partner	1,864	1,803	1,790

On August 20, 2015, Ferrellgas, L.P. declared distributions for the three months ended July 31, 2015 to Ferrellgas Partners and the general partner of $52.0 million and $0.5 million, respectively, which were paid on September 14, 2015.

Other partnership contributions

During fiscal 2015, Ferrellgas, L.P. received cash contributions of $42.2 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.'s secured credit facility.

During fiscal 2015 and 2014 Ferrellgas, L.P. received asset contributions of $3.0 million and $1.5 million from Ferrellgas Partners in connection with acquisitions of propane distribution assets.

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2015 and 2014.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2015, the general partner made cash contributions of $0.4 million and non-cash contributions of $0.5 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2014, the general partner made cash contributions of $0.5 million and non-cash contributions of $0.5 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

J.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2015 and 2014:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,828	$—	$1,828
Commodity derivatives	$—	$4,655	$—	$4,655
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,748)	$—	$(4,748)
Commodity derivatives	$—	$(42,375)	$—	$(42,375)
Contingent consideration	$—	$—	$(100)	$(100)

July 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,101	$—	$2,101
Commodity derivatives	$—	$7,006	$—	$7,006
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,075)	$—	$(5,075)
Commodity derivatives	$—	$(83)	$—	$(83)
Contingent consideration	$—	$—	$(6,400)	$(6,400)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended July 31, 2014:

Contingent consideration liability
Balance at July 31, 2014	$6,400
Estimated value at acquisition	—
Increase in fair value related to accretion	400
Change in fair value included in earnings	(6,700)
Balance at July 31, 2015	$100
Quantitative Information about Level 3 Fair Value Measurements

	Fair value at July 31, 2015	Valuation technique		Unobservable input	Range	Weighted Average
Contingent consideration liability	$100	Discounted cash flow	A.	Weighted average cost of capital (WACC)	N/A	20%
			B.	Probability of forecast	5% - 80%	N/A

The valuation of the contingent consideration is based on unobservable inputs such as Ferrellgas, L.P.'s weighted average cost of capital and the likelihood of the acquired company meeting earnings thresholds. As of July 31, 2015, fluctuations in these inputs could have the following effect (in thousands):

	Increase/(decrease)
	5% increase in WACC	5% decrease in WACC	10% increase in best earnings forecast probability	10% decrease in best earnings forecast probability
Change in the fair value of contingent consideration	$(10)	$—	$200	$(100)

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

The fair value of Ferrellgas, L.P.'s contingent consideration for the Sable acquisition is based upon Ferrellgas, L.P.'s estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded then discounting that value at a risk- and inflation-adjusted rate. The inputs to this model are the likelihood of meeting and exceeding the target EBITDA metric and discount rate. Management and the sellers prepared an operating forecast based on Sable's operating capacities, historical performance, and projected oil and water volumes and set a target EBITDA metric. Management then assessed the likelihood of this target EBITDA metric being achieved and exceeded and assigned probabilities to various potential outcomes. To determine the appropriate discount rate, management used observable inputs such as inflation rates, short and long-term yields for U.S. government securities and our nonperformance risk. Due to the significant unobservable inputs required in this measurement, management determined that the fair value measurement of the contingent consideration liability is level 3 in the fair value hierarchy.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2015 and July 31, 2014, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,700.5 million and $1,215.3 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the year ended July 31, 2015, Ferrellgas, L.P. recognized a $0.2 million loss related to hedge ineffectiveness. During the year ended July 31, 2014, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s consolidated balance sheets as of July 31, 2015 and 2014:

	July 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$3,614	Other current liabilities	$27,929
Commodity derivatives	Other assets, net	1,041	Other liabilities	12,034
Interest rate swap agreements	Prepaid expenses and other current assets	1,828	Other current liabilities	2,241
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,507
Derivatives not designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	—	Other current liabilities	1,280
Commodity derivatives	Other assets, net	—	Other liabilities	1,132
	Total	$6,483	Total	$47,123

	July 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$5,301	Other current liabilities	$83
Commodity derivatives	Other assets, net	1,705	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,101	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	5,075
	Total	$9,107	Total	$5,158

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of July 31, 2015 and July 31, 2014, respectively:

	July 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expense and other current assets	$18,009	Other current liabilities	$15
	Other assets, net	11,786	Other liabilities	—
		$29,795		$15

	July 31, 2014
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expense and other current assets	$156	Other current liabilities	$—
	Other assets, net	189	Other liabilities	—
		$345		$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2015 and 2014 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,		For the year ended July 31,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$1,892	$2,520	$(9,100)	$(11,985)

The following tables provide a summary of the effect on Ferrellgas, L.P.'s consolidated statements of comprehensive income for the years ended July 31, 2015 and 2014 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives	$(70,291)	Cost of product sold- propane and other gas liquids sales	$(28,059)
Interest rate swap agreements	(3,356)	Interest expense	(199)
	$(73,647)		$(28,258)

	For the year ended July 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives	$15,473	Cost of product sold- propane and other gas liquids sales	$10,175
Interest rate swap agreements	(881)	Interest expense	—
	$14,592		$10,175

The following table provides a summary of the effect on Ferrellgas, L.P.'s consolidated statements of comprehensive income for the year ended July 31, 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the year ended July 31, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives	$(2,412)	Operating expense

There was no effect on Ferrellgas, L.P.'s consolidated statements of comprehensive income for the year ended July 31, 2014 due to the change in fair value of derivatives not designated as hedging instruments.

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2015, 2014 and 2013 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2015	2014	2013
Beginning balance	$6,483	$2,066	$(12,799)
Change in value on risk management commodity derivatives	(70,291)	15,473	2,032
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales, net	28,059	(10,175)	10,613
Change in value on risk management interest rate derivatives	(3,356)	(881)	2,220
Reclassification of gains and losses on interest rate hedges to interest expense	$199	$—	$—
Ending balance	$(38,906)	$6,483	$2,066

Ferrellgas, L.P. expects to reclassify net losses of approximately $24.3 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2015 and 2014, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2015, Ferrellgas, L.P. had financial derivative contracts covering 2.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of July 31, 2015, Ferrellgas, L.P. had financial derivative contracts covering 0.3 million barrels of diesel and 0.1 million barrels of unleaded gasoline related to fuel hedges in transportation of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur no loss if these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2015.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating. As of July 31, 2015, a downgrade in the Partnership’s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of $0.4 million. There were $0.4 million of derivatives with credit-risk-related contingent features in a liability position on July 31, 2015 and Ferrellgas, L.P. had posted no collateral in the normal course of business related to such derivatives.

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

	For the year ended July 31,
	2015	2014	2013
Operating expense	$217,742	$216,657	$203,859

General and administrative expense	$27,278	$32,119	$30,053

In connection with the closing of the Bridger Logistics acquisition, Ferrellgas Partners issued common units to Bridger Marketing, LLC (now known as Jamex Marketing, LLC) and entered into a ten-year transportation and logistics agreement (the "TLA") with Jamex Marketing, LLC. As a result of that issuance, Jamex Marketing, LLC owns 9.5% of our outstanding common units; however, neither Jamex Marketing, LLC nor any of its affiliates has any interest in our general partner or its board of directors or any control of our business or policies. Jamex Marketing, LLC, in connection with the TLA, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During fiscal 2015, Ferrellgas, L.P.'s total revenues and cost of sales from these transactions were $9.4 million and $8.4 million, respectively. The amounts due from and to Jamex Marketing at July 31, 2015, were $4.8 million and $4.2 million, respectively.

See additional discussions about transactions with the general partner and related parties in Note I – Partners’ capital.

M.    Contingencies and commitments

Litigation

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and crude oil. As a result, at any given time, Ferrellgas, L.P. can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P..

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

Ferrellgas, L.P. has also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of Ferrellgas, L.P.'s tank exchange business, reference the FTC complaint mentioned above. The lawsuits allege that Ferrellgas, L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. Ferrellgas, L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

As of July 31, 2015, Bridger and Murex, LLC were arbitrating a dispute with respect to a sublease of approximately 220 rail cars by Bridger, which arbitration arose out of an action between Bridger and Murex in the 116th Judicial District Court of Dallas County, Texas, originally brought in April 2014. In August 2015, Ferrellgas, L.P. and Murex settled all claims subject to such dispute, with Ferrellgas, L.P. paying $10.4 million to Murex in such settlement. The liability was considered in Ferrellgas, L.P.'s acquisition method of accounting for Bridger.

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

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next 7 fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.5 million as of July 31, 2015. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $7.0 million as of July 31, 2015. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2015:

	Future minimum rental and buyout amounts by fiscal year
	2016	2017	2018	2019	2020	Thereafter
Operating lease obligations	$39,999	$31,497	$25,599	$20,084	$14,402	$16,078

Operating lease buyouts	$2,738	$1,816	$3,217	$3,011	$2,693	$9,355

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2026. Rental expense under these leases totaled $45.0 million, $35.6 million and $32.2 million for fiscal 2015, 2014 and 2013, respectively.

N.    Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $24.7 million, $21.8 million and $15.8 million during fiscal 2015, 2014 and 2013, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2015, 2014 and 2013 were $3.9 million, $3.6 million and $3.0 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2015, 2014 and 2013, other comprehensive income and other liabilities were adjusted by $(0.2) million, $0.3 million and $0.3 million, respectively.

O.    Segment reporting

Ferrellgas, L.P. has two primary operations: propane and related equipment sales and midstream operations. These two operations result in three reportable operating segments: propane and related equipment sales, midstream operations - water solutions and midstream operations - crude oil logistics.
During June 2015, subsequent to an acquisition, Ferrellgas, L.P. formed a new midstream operation - crude oil logistics segment. During May 2014, subsequent to an acquisition, Ferrellgas, L.P. formed a new midstream operation - water solutions segment.
The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on disposal of assets, other income (expense), net, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses and unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
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

The midstream operations - crude oil logistics segment primarily includes a domestic crude oil transportation and logistics provider with an integrated portfolio of midstream assets. These assets connect crude oil production in prolific unconventional resource plays to downstream markets. Bridger's truck, pipeline terminal, pipeline, rail and maritime assets form a comprehensive, fee-for-service business model, and substantially all of its cash flow is expected to be generated from fee-based commercial agreements. Bridger's fee-based business model generates income by providing crude oil transportation and logistics services on behalf of producers and end users of crude oil.

The midstream operations - water solutions segment primarily includes salt water disposal wells that are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. In the oil and gas fields Ferrellgas, L.P. services, these volumes of water are transported by truck away from the fields to salt water disposal wells where it is injected into underground geologic formations using high-pressure pumps. Revenue is derived from fees charged to customers to dispose of salt water at the disposal facilities and crude oil sales from the skimming oil process.

Prior to the Sable acquisition in May 2014, Ferrellgas, L.P. managed and evaluated its operations as a single reportable segment. As the current three reportable segment structure is the result of both the Bridger Logistics Acquisition completed in June 2015 and the Sable acquisition completed during May 2014, comparative historical segment information for fiscal 2013 does not exist.

Following is a summary of segment information for the years ended July 31, 2015 and 2014.

	Year Ended July 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total

Segment revenues	$1,917,201	$81,512	$25,677	$—	$2,024,390
Direct costs (1)	1,591,300	72,929	20,141	39,732	1,724,102
Adjusted EBITDA	$325,901	$8,583	$5,536	$(39,732)	$300,288

	Year Ended July 31, 2014
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total

Segment revenues	$2,398,425	$—	$7,435	$—	$2,405,860
Direct costs (1)	2,067,156	—	3,997	46,582	2,117,735
Adjusted EBITDA	$331,269	$—	$3,438	$(46,582)	$288,125

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of sales-other", "cost of sales-midstream operations", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock and unit-based compensation charge", "change in fair value of contingent consideration", "litigation accrual and related legal fees associated with a class action lawsuit", "acquisition and transition expenses" and "unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to consolidated net earnings:

	Year Ended July 31,
	2015	2014

Net earnings	$46,427	$49,907
Income tax expense (benefit)	(384)	2,471
Interest expense	84,227	70,332
Depreciation and amortization expense	98,579	84,202
EBITDA	228,849	206,912
Loss on extinguishment of debt	—	21,202
Non-cash employee stock ownership plan compensation charge	24,713	21,789
Non-cash stock and unit-based compensation charge	25,982	24,508
Loss on disposal of assets	7,099	6,486
Other expense, net	354	479
Change in fair value of contingent consideration	(6,300)	5,000
Litigation accrual and related legal fees associated with a class action lawsuit	806	1,749
Acquisition and transition expenses	16,373	—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	2,412	—
Adjusted EBITDA	$300,288	$288,125

Following are total assets by segment:

	July 31,	July 31,
	2015	2014

Assets
Propane and related equipment sales	$1,291,737	$1,400,603
Midstream operations - crude oil logistics	917,325	—
Midstream operations - water solutions	205,358	136,116
Corporate and unallocated	45,542	33,114
Total consolidated assets	$2,459,962	$1,569,833

Following are capital expenditures by segment (unaudited):

	Year Ended July 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water solutions	Corporate and other	Total

Capital expenditures:
Maintenance	$16,020	$—	$1,072	$2,357	$19,449
Growth	36,958	64	13,366	—	50,388
Total	$52,978	$64	$14,438	$2,357	$69,837

	Year Ended July 31, 2014
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water solutions	Corporate & other	Total

Capital expenditures:
Maintenance	$14,682	$—	$181	$3,275	$18,138
Growth	30,501	—	1,715	627	32,843
Total	$45,183	$—	$1,896	$3,902	$50,981

P.    Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments, with the exception of those items indicated below), which Ferrellgas, L.P. considers necessary for a fair presentation. Due to the seasonality of the propane distribution business, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales and Net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices.

For the year ended July 31, 2015	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$443,355	$665,973	$532,551	$382,511
Gross margin from propane and other gas liquids sales (a)	129,547	230,175	191,983	128,087
Gross margin from midstream operations (b)	$5,948	$4,934	$3,416	$16,301
Net earnings (loss)	$(29,137)	$90,409	$40,404	$(55,249)

For the year ended July 31, 2014	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$415,030	$869,683	$722,117	$399,030
Gross margin from propane and other gas liquids sales (a)	123,469	237,940	202,861	126,685
Gross margin from midstream operations (b)	$—	$—	$—	$5,465
Net earnings (loss)	$(21,138)	$65,171	$50,053	$(44,179)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”

(b)	Gross margin from "Midstream operations" represents "Revenues - midstream operations" less "Cost of sales - midstream operations."

Q.  Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Finance Corp.

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2015 and 2014, and the related statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
September 29, 2015

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
BALANCE SHEETS
	July 31,
	2015	2014
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	53,267	49,159

Accumulated deficit	(53,167)	(49,059)
Total stockholder's equity	$1,100	$1,100
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF EARNINGS
	For the year ended July 31,
	2015	2014	2013

General and administrative expense	$4,108	$5,289	$4,999

Net loss	$(4,108)	$(5,289)	$(4,999)
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY
			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity

July 31, 2012	1,000	$1,000	$38,871	$(38,771)	$1,100
Capital contribution	—	—	4,999	—	4,999
Net loss	—	—	—	(4,999)	(4,999)
July 31, 2013	1,000	1,000	43,870	(43,770)	1,100
Capital contribution	—	—	5,289	—	5,289
Net loss	—	—	—	(5,289)	(5,289)
July 31, 2014	1,000	1,000	49,159	(49,059)	1,100
Capital contribution	—	—	4,108	—	4,108
Net loss	—	—	—	(4,108)	(4,108)
July 31, 2015	1,000	$1,000	$53,267	$(53,167)	$1,100
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF CASH FLOWS
	For the year ended July 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(4,108)	$(5,289)	$(4,999)
Cash used in operating activities	(4,108)	(5,289)	(4,999)

Cash flows from financing activities:
Capital contribution	4,108	5,289	4,999
Cash provided by financing activities	4,108	5,289	4,999

Change in cash	—	—	—
Cash - beginning of year	1,100	1,100	1,100
Cash - end of year	$1,100	$1,100	$1,100

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

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2015, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $20,701 associated with the net operating loss carryforward of $53,217, which expires at various dates through July 31, 2035, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2015, 2014 or 2013, and there is no net deferred tax asset as of July 31, 2015 and 2014.

D.    Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2015 and 2014 and Statements of Earnings and Cash Flows for the years ended July 31, 2015, 2014 and 2013	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2015, 2014 and 2013	S-4

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2015, 2014 and 2013	S-5

		Schedule 1
FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)
	July 31,
	2015	2014
ASSETS

Cash and cash equivalents	$2,052	$6
Prepaid expenses and other current assets	74	—
Investment in Ferrellgas, L.P.	386,171	69,205
Other assets, net	1,968	2,439
Total assets	$390,265	$71,650

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Other current liabilities	$4,511	$2,016
Long-term debt	182,000	182,000

Partners' capital (deficit)
Common unitholders (100,376,789 and 81,228,237 units outstanding at 2015 and 2014, respectively)	299,730	(57,893)
General partner (1,013,907 and 820,487 units outstanding at 2015 and 2014, respectively)	(57,042)	(60,654)
Accumulated other comprehensive income (loss)	(38,934)	6,181
Total Ferrellgas Partners, L.P. partners' capital (deficit)	203,754	(112,366)
Total liabilities and partners' capital (deficit)	$390,265	$71,650

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF EARNINGS
(in thousands)
	For the year ended July 31,
	2015	2014	2013
Equity in earnings of Ferrellgas, L.P.	$45,958	$49,403	$72,634
Operating expense	104	23	(20)

Operating income	45,854	49,426	72,614

Interest expense	(16,169)	(16,170)	(16,171)
Income tax expense	(69)	(45)	(17)
Other income	4	0	0
Net earnings	$29,620	$33,211	$56,426

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings attributable to Ferrellgas Partners, L.P.	$29,620	$33,211	$56,426
Reconciliation of net earnings to net cash used in operating activities:
Other	2,922	426	383
Equity in earnings of Ferrellgas, L.P.	(45,958)	(49,403)	(72,634)
Net cash used in operating activities	(13,416)	(15,766)	(15,825)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(562,500)	—	—
Distributions received from Ferrellgas, L.P.	601,736	176,623	175,380
Cash contributed to Ferrellgas, L.P.	(42,224)	(51,105)	(800)
Net cash provided by (used in) investing activities	(2,988)	125,518	174,580

Cash flows from financing activities:
Distributions paid to common and general partner unitholders	(167,105)	(160,925)	(159,682)
Cash paid for financing costs	—	(94)	—
Issuance of common units (net of issuance costs of $648, $0, and $0 for the years ended July 31, 2015, 2014, and 2013	181,008	50,000	—
Proceeds from exercise of common unit options	91	605	864
Cash contribution from general partners in connection with common unit issuances	4,456	511	9
Net cash provided by (used in) financing activities	18,450	(109,903)	(158,809)

Increase (decrease) in cash and cash equivalents	2,046	(151)	(54)
Cash and cash equivalents - beginning of year	6	157	211
Cash and cash equivalents - end of year	$2,052	$6	$157

					Schedule II
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2015

Allowance for doubtful accounts	$4,756	$3,419	$(3,359)	(1)	$4,816

Year ended July 31, 2014

Allowance for doubtful accounts	$3,607	$3,419	$(2,270)	(1)	$4,756

Year ended July 31, 2013

Allowance for doubtful accounts	$3,812	$2,066	$(2,271)	(1)	$3,607

(1)	Uncollectible accounts written off, net of recoveries.

					Schedule II
FERRELLGAS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2015

Allowance for doubtful accounts	$4,756	$3,419	$(3,359)	(1)	$4,816

Year ended July 31, 2014

Allowance for doubtful accounts	$3,607	$3,419	$(2,270)	(1)	$4,756

Year ended July 31, 2013

Allowance for doubtful accounts	$3,812	$2,066	$(2,271)	(1)	$3,607

(1)	Uncollectible accounts written off, net of recoveries.

The exhibits listed below are furnished as part of this Annual Report on Form 10-K. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

		Exhibit Number	Description
	+	2.1
Purchase and Sale Agreement, dated May 29, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 1, 2015.

*		3.1	Certificate of Limited Partnership of Ferrellgas Partners, L.P. dated as of April 19, 1994.
*		3.2	Amendment to the Certificate of Limited Partnership of Ferrellgas Partners, L.P. dated as of April 21, 1994.
		3.3
Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-3 filed March 6, 2009.

		3.4
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of March 8, 2005. Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-3 filed March 6, 2009.

		3.5
Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of June 29, 2005. Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-3 filed March 6, 2009.

		3.6
Third Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our registration statement on Form S-3 filed March 6, 2009.

		3.7
Certificate of Incorporation of Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

		3.8	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.
*		3.9	Certificate of Limited Partnership of Ferrellgas, L.P. dated as of April 22, 1994.
		3.10
Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of April 7, 2004. Incorporated by reference to Exhibit 3.5 to our registration statement on Form S-3 filed March 6, 2009.

		3.11
Certificate of Incorporation of Ferrellgas Finance Corp. filed with the Delaware Division of Corporations on January 16, 2003. Incorporated by reference to Exhibit 3.8 to our registration statement on Form S-3 filed March 6, 2009.

		3.12	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.
		4.1
Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 3.1 to our registration statement on Form S-3 filed March 6, 2009.

		4.2
Indenture dated as of November 4, 2013 with form of Note attached, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $475 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 5, 2013.

		4.3
Indenture dated as of April 13, 2010, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 13, 2010.

		4.4
First Supplemental Indenture dated as of April 13, 2010, with form of Note attached, by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed April 13, 2010.

		4.5
Indenture dated as of November 24, 2010, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $500 million aggregate amount of the Registrant’s 6 1/2% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010.

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

		4.10
Indenture, dated June 8, 2015, by and among Ferrellgas, L.P., Ferrellgas, Finance Corp. the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, relating to $500 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 8, 2015.

		4.11
Registration Rights Agreement, dated as of June 8, 2015, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and J.P. Morgan Securities L.L.C., as representative of the several initial purchasers. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 8, 2015

		4.12
Registration Rights Agreement, dated as of June 24, 2015 among Ferrellgas Partners, L.P., Jamex Marketing, LLC, Rios Holdings, Inc. and Gamboa Enterprises, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 24, 2015.

		10.1
Credit Agreement dated as of November 2, 2009, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed September 29, 2014.

		10.2
Amendment No. 1 to Credit Agreement dated as of September 23, 2011, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed September 26, 2011.

E-1

		10.3
Amendment No. 2 to Credit Agreement dated as of October 21, 2013, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 23, 2013.

		10.4
Amendment No. 3 to Credit Agreement dated as of June 6, 2014, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2014.

		10.5
Amendment No. 4 to Credit Agreement and Amendment No. 2 to Security Agreement, dated as of May 29, 2015, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed June 9, 2015.

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
Agreement and Release dated as of January 19, 2012 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed January 20, 2012. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed September 29, 2014.

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

*	#	10.23	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015.
		10.24
Employment agreement dated as of July 1, 2015 by and between Ferrellgas, Inc. as the company and Alan C. Heitmann as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 24, 2015.

*		10.25	Employment agreement dated as of May 29, 2015 by and between Ferrellgas, Inc. as the company and Julio E. Rios, IIas the executive.
*		10.26	Employment agreement dated as of May 29, 2015 by and between Ferrellgas, Inc. as the company and Jeremy H. Gamboa as the executive.
*		10.27	Employment agreement dated as of May 28, 2015 by and between Ferrellgas, Inc. as the company and Thomas M. Van Buren as the executive.
*	@	10.28	Transportation Logistics Agreement, dated May 29, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C.
*		21.1	List of subsidiaries
*		23.1
Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2015.

E-2

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document.
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

	*	Filed or furnished as an exhibit to this Annual Report on Form 10-K
	#	Management contracts or compensatory plans.
	+
Exhibits and Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A list of these Exhibits and Schedules is included in the index of each Purchase and Sale Agreement. Ferrellgas agrees to furnish a supplemental copy of any such omitted Exhibit or Schedule to the SEC upon request.

	@	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

E-3