Form 10-Q
period 2015-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2015-12-09
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At December 1, 2015, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	97,991,065	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	October 31, 2015	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,892	$7,652
Accounts and notes receivable, net (including $113,792 and $123,791 of accounts receivable pledged as collateral at October 31, 2015 and July 31, 2015, respectively)	178,678	196,918
Inventories	96,079	96,754
Prepaid expenses and other current assets	57,556	64,285
Total current assets	341,205	365,609

Property, plant and equipment, net	941,283	965,217
Goodwill, net	459,615	478,747
Intangible assets (net of accumulated amortization of $386,828 and $375,119 at October 31, 2015 and July 31, 2015, respectively)	562,326	580,043
Assets held for sale	8,840	—
Other assets, net	72,917	74,440
Total assets	$2,386,186	$2,464,056

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$63,553	$83,974
Short-term borrowings	95,391	75,319
Collateralized note payable	68,000	70,000
Other current liabilities	200,964	180,687
Total current liabilities	427,908	409,980

Long-term debt	1,823,182	1,804,392
Other liabilities	38,458	41,975
Contingencies and commitments (Note L)

Partners' capital:
Common unitholders (100,376,789 units outstanding at October 31, 2015 and July 31, 2015, respectively)	182,403	299,730
General partner unitholder (1,013,907 units outstanding at October 31, 2015 and July 31, 2015, respectively)	(58,228)	(57,042)
Accumulated other comprehensive loss	(30,411)	(38,934)
Total Ferrellgas Partners, L.P. partners' capital	93,764	203,754
Noncontrolling interest	2,874	3,955
Total partners' capital	96,638	207,709
Total liabilities and partners' capital	$2,386,186	$2,464,056
See notes to condensed consolidated financial statements.

i

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except unit data)
(unaudited)
	For the three months ended October 31,
	2015	2014

Revenues:
Propane and other gas liquids sales	$245,301	$394,361
Midstream operations	193,670	7,916
Other	32,175	41,078
Total revenues	471,146	443,355

Costs and expenses:
Cost of sales - propane and other gas liquids sales	121,751	264,814
Cost of sales - midstream operations	153,604	1,968
Cost of sales - other	14,448	21,892
Operating expense	116,199	106,428
Depreciation and amortization expense	36,979	23,309
General and administrative expense	19,144	23,395
Equipment lease expense	7,032	5,532
Non-cash employee stock ownership plan compensation charge	5,256	4,374
Goodwill impairment	29,316	—
Loss on disposal of assets and other	14,917	961

Operating loss	(47,500)	(9,318)

Interest expense	(33,788)	(23,912)
Other expense, net	(122)	(449)

Loss before income taxes	(81,410)	(33,679)

Income tax benefit	(844)	(510)

Net loss	(80,566)	(33,169)

Net loss attributable to noncontrolling interest	(773)	(294)

Net loss attributable to Ferrellgas Partners, L.P.	(79,793)	(32,875)

Less: General partner's interest in net loss	(798)	(329)

Common unitholders' interest in net loss	$(78,995)	$(32,546)

Basic and diluted net loss per common unitholders' interest	$(0.79)	$(0.40)

Cash distributions declared per common unit	$0.5125	$0.50
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended October 31,
	2015	2014

Net loss	$(80,566)	$(33,169)
Other comprehensive income (loss):
Change in value of risk management derivatives	384	(13,897)
Reclassification of gains and (losses) on derivatives to earnings, net	8,226	(1,128)
Foreign currency translation adjustment	—	(2)
Other comprehensive income (loss)	8,610	(15,027)
Comprehensive loss	(71,956)	(48,196)
Less: Comprehensive loss attributable to noncontrolling interest	(686)	(448)
Comprehensive loss attributable to Ferrellgas Partners, LP	$(71,270)	$(47,748)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive loss	Total Ferrellgas Partners, L.P. partners' capital		Total partners' capital
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder			Non-controlling interest
Balance at July 31, 2015	100,376.8	1,014.0	$299,730	$(57,042)	$(38,934)	$203,754	$3,955	$207,709
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	13,111	132	—	13,243	135	13,378
Distributions	—	—	(51,443)	(520)	—	(51,963)	(530)	(52,493)
Net loss	—	—	(78,995)	(798)	—	(79,793)	(773)	(80,566)
Other comprehensive income	—	—	—	—	8,523	8,523	87	8,610
Balance at October 31, 2015	100,376.8	1,014.0	$182,403	$(58,228)	$(30,411)	$93,764	$2,874	$96,638
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(80,566)	$(33,169)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	36,979	23,309
Non-cash employee stock ownership plan compensation charge	5,256	4,374
Non-cash stock-based compensation charge	8,122	16,112
Goodwill impairment	29,316	—
Loss on disposal of assets and other	14,917	961
Change in fair value of contingent consideration	(100)	(1,800)
Provision for doubtful accounts	952	967
Deferred income tax expense	280	216
Other	1,409	864
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	9,484	(2,873)
Inventories	675	(31,589)
Prepaid expenses and other current assets	5,997	(17,142)
Accounts payable	(20,139)	5,141
Accrued interest expense	28,600	20,070
Other current liabilities	(3,468)	(2,068)
Other assets and liabilities	3,134	(2,779)
Net cash provided by (used in) operating activities	40,848	(19,406)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(68,655)
Capital expenditures	(25,607)	(17,562)
Proceeds from sale of assets	3,575	1,417
Other	(14)	—
Net cash used in investing activities	(22,046)	(84,800)

Cash flows from financing activities:
Distributions	(51,963)	(41,774)
Proceeds from issuance of long-term debt	21,321	83,044
Payments on long-term debt	(4,380)	(44,388)
Net additions to short-term borrowings	20,072	52,711
Net additions to (reductions in) collateralized short-term borrowings	(2,000)	14,000
Cash paid for financing costs	(142)	(182)
Noncontrolling interest activity	(500)	5
Proceeds from equity offering, (net of issuance costs of $0 and $52 for the three months ended October 31, 2015 and 2014, respectively)	—	41,948
Cash contribution from general partner in connection with common unit issuances	30	424
Net cash provided by (used in) financing activities	(17,562)	105,788

Effect of exchange rate changes on cash	—	(2)

Net change in cash and cash equivalents	1,240	1,580
Cash and cash equivalents - beginning of period	7,652	8,289
Cash and cash equivalents - end of period	$8,892	$9,869
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of October 31, 2015, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the three months ended October 31, 2015 are not necessarily indicative of the results to be expected for a full fiscal year ending July 31, 2016.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas' Annual Report on Form 10-K for fiscal 2015.

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

(2)    Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas has determined that it has five reporting units for goodwill impairment testing purposes. Four of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess. During the three months ended October 31, 2015, Ferrellgas determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015. See Note F – Goodwill and intangible assets, net – for further discussion of Ferrellgas' goodwill impairment assessment.

(3) Assets held for sale: Assets held for sale represent tractor trucks that have met the criteria of “held for sale” accounting. During the first quarter of fiscal 2016, Ferrellgas committed to a plan to sell certain trucks held by the Midstream operations - crude oil logistics segment. These assets were reclassified from "Vehicles, including transport trailers" to Assets held for sale in the accompanying balance sheet as of October 31, 2015. Ferrellgas ceased depreciation on these assets during October 2015.

(4) New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board, ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements.

FASB Accounting Standard Update No. 2014-08
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in Ferrellgas' first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The adoption of ASU 2014-08 in Ferrellgas' first quarter of fiscal 2016 did not have a material impact on the consolidated financial statements.

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

FASB Accounting Standard Update No. 2015-06

In September 2015, the FASB issued ASU 2015-06, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires all entities to record the effects on earnings, if any, of changes in provisional amounts for items in a business combination in the same period in which the adjustment amounts are determined. The requirement to retrospectively account for the adjustments is eliminated by this amendment. ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. Ferrellgas is currently evaluating the impact of our pending adoption of ASU 2015-06 on the consolidated financial statements.

(5)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2015	2014
CASH PAID FOR:
Interest	$3,780	$2,978
Income taxes	$—	$260
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accruals for property, plant and equipment additions	$1,727	$1,857

C. Business combinations

Ferrellgas records the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. An entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair values of the assets acquired and liabilities assumed in a business combination. The Bridger acquisition, which occurred during the year ended July 31, 2015, is still within this measurement period, and as a result, the acquisition date fair values Ferrellgas recorded for the assets acquired and liabilities assumed are subject to change. Also Ferrellgas made certain adjustments during the three months ended October 31, 2015 to its estimates of the acquisition date fair values of the Bridger assets acquired and liabilities assumed.

On June 24, 2015, Ferrellgas acquired Bridger and formed a new midstream operations - crude oil logistics segment based near Dallas, Texas. Ferrellgas paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. The purchase agreement for the Bridger acquisition contemplates post-closing payments for certain working capital items. Ferrellgas is in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at October 31, 2015 remain subject to change to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Ferrellgas is currently determining the appropriate value of working capital acquired with the former owners of Bridger. Ferrellgas has preliminarily estimated the fair values of the assets acquired and liabilities assumed as follows:

	Estimated At
	October 31, 2015 (as adjusted)	July 31, 2015 (as initially reported)	Measuring period adjustments
Working capital	$(5,890)	$1,783	$(7,673)
Transportation equipment	293,491	293,491	—
Injection stations and pipelines	41,632	41,632	—
Goodwill	203,495	193,311	10,184
Customer relationships	259,300	261,811	(2,511)
Non-compete agreements	14,800	14,800	—
Trade names & trademarks	5,800	5,800	—
Office equipment	7,449	7,449	—
Other	2,375	2,375	—
Aggregate fair value of net assets acquired	$822,452	$822,452	$—

Pro forma results of operations (unaudited):

The following summarized unaudited pro forma consolidated statement of earnings information assumes that the acquisition of Bridger during fiscal 2015 occurred as of August 1, 2014. These unaudited pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred had this acquisition been completed on August 1, 2014 or the results that would be attained in the future.

For the three months ended October 31,
2014
Revenue	$528,611
Net loss	(36,519)
Net loss per common unitholders' interest	$(0.42)

The unaudited pro forma consolidated data presented above has also been prepared as if the following transactions had been completed on August 1, 2014:

•	the issuance of senior secured notes in June 2015;

•	the sale of common units in June 2015 in a public offering; and

•	the issuance of common units to the seller in June 2015.

D. Supplemental financial statement information

Inventories consist of the following:

	October 31, 2015	July 31, 2015
Propane gas and related products	$68,420	$68,731
Appliances, parts and supplies	27,659	28,023
Inventories	$96,079	$96,754

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2015, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 99.7 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

		October 31,	July 31,
	Estimated Useful Lives	2015	2015
Land	Indefinite	$34,359	$34,389
Land improvements	2-20	13,329	13,249
Building and improvements	20	71,748	71,923
Vehicles, including transport trailers	8-20	202,139	228,646
Bulk equipment and district facilities	5-30	110,833	111,657
Tanks, cylinders and customer equipment	2-30	771,569	772,904
Salt water disposal wells and related equipment	2-23	44,969	38,460
Rail cars	30	150,392	150,235
Injection stations	20	38,562	37,619
Pipeline	15	4,074	4,074
Computer and office equipment	2-5	120,896	123,386
Construction in progress	n/a	21,665	16,841
		1,584,535	1,603,383
Less: accumulated depreciation		643,252	638,166
Property, plant and equipment, net		$941,283	$965,217

Other current liabilities consist of the following:

	October 31, 2015	July 31, 2015
Accrued interest	$45,881	$17,281
Accrued payroll	17,643	17,485
Customer deposits and advances	38,602	28,792
Price risk management liabilities	27,639	31,450
Other	71,199	85,679
Other current liabilities	$200,964	$180,687

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2015	2014
Operating expense	$40,535	$45,790
Depreciation and amortization expense	1,115	1,449
Equipment lease expense	6,429	4,866
	$48,079	$52,105

During the three month period ended October 31, 2015, Ferrellgas committed to a plan to dispose of certain assets in its Midstream operations - crude oil logistics segment. As of October 31, 2015, this plan resulted in 69 tractor trucks sold and 136 tractor trucks reclassified from "Vehicles, including transport trailers" to Assets held for sale. For the three months ended October 31, 2015, Loss on disposal of assets and other includes a loss of $1.3 million related to the sale of these trucks and $12.1 million related to the write-down of these trucks classified as Assets held for sale. Loss on disposal of assets and other consists of:

	For the three months ended October 31,
	2015	2014
Loss on assets held for sale	$12,112	$—
Loss on sale of assets held for sale	1,259	—
Loss on sale of assets	1,546	961
Loss on disposal of assets and other	$14,917	$961

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2015	July 31, 2015
Accounts receivable pledged as collateral	$113,792	$123,791
Accounts receivable	70,893	77,636
Other	509	307
Less: Allowance for doubtful accounts	(6,516)	(4,816)
Accounts and notes receivable, net	$178,678	$196,918

At October 31, 2015, $113.8 million of trade accounts receivable were pledged as collateral against $68.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2015, $123.8 million of trade accounts receivable were pledged as collateral against $70.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2015, the operating partnership had received cash proceeds of $68.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2015, the operating partnership had received cash proceeds of $70.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.7% and 2.3% as of October 31, 2015 and July 31, 2015, respectively.

F. Goodwill and intangible assets, net

Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition.

Ferrellgas tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. During the three months ended October 31, 2015, Ferrellgas determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015.

The first step of this test primarily consists of a discounted future cash flow model to predict fair value. The result of this first step is based on the following critical assumptions: (1) the NYMEX West Texas Intermediate (“WTI”) crude oil curve was used to estimate future oil prices; (2) the oil skimming rate was expected to increase or decrease consistent with the projected increases/decreases in the NYMEX WTI crude oil curve consistent with past history; and (3) certain organic growth projects were projected to increase the salt water volumes processed as new drilling activity increases associated with the projected NYMEX WTI crude oil curve. As noted in our discussion of this reporting unit in Ferrellgas' Annual Report on Form 10-K for the year ended July 31, 2015, Ferrellgas believes that the results of this business are closely tied to the price of WTI crude oil. The daily average closing price for WTI crude oil for the three months ended July 31, 2015 of $56.63 decreased 20.7% to $44.90 during the three months ended October 31, 2015. Additionally, the projected NYMEX WTI crude oil curve decreased approximately 6.5% from August 31, 2015 to October 31, 2015. These events have led to an overall decline in drilling activity and volumes in the Eagle Ford shale region of Texas. These market changes, in addition to previous declines noted during fiscal year 2015, negatively affected Ferrellgas' current period results and future projections sufficiently to indicate that the fair value of the reporting unit likely no longer exceeded its carrying value.

In the second step, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess.

As of October 31, 2015, Ferrellgas performed the first step of the goodwill impairment test for the Midstream operations - water solutions reporting unit and determined that the carrying value of the reporting unit exceeded the fair value. Ferrellgas then completed the second step of the goodwill impairment analysis comparing the implied fair value of the reporting unit to the carrying amount of goodwill and determined that goodwill was completely impaired and has written off the entire $29.3 million of goodwill related to this reporting unit.

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations - water solutions	Midstream operations - crude oil logistics	Total
Balance at July 31, 2015	$256,120	$29,316	$193,311	$478,747
Acquisitions	—	—	—	—
Revisions to acquisition accounting	—	—	10,184	10,184
Impairment	—	(29,316)	—	(29,316)
Balance at October 31, 2015	$256,120	$—	$203,495	$459,615

G.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2015 and July 31, 2015, $95.4 million and $75.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of October 31, 2015, Ferrellgas had total borrowings outstanding under its secured credit facility of $250.2 million, of which $154.8 million was classified as long-term debt. As of July 31, 2015, Ferrellgas had total borrowings outstanding under its secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt. Borrowings outstanding at October 31, 2015 and July 31, 2015 under the secured credit facility had weighted average interest rates of 3.3% and 3.5%, respectively.

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

Letters of credit outstanding at October 31, 2015 totaled $71.5 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At October 31, 2015, Ferrellgas had remaining letter of credit capacity of $128.5 million. At July 31, 2015, Ferrellgas had remaining letter of credit capacity of $138.8 million.

H.  Partners' capital

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended October 31,
	2015	2014
Public common unitholders	$32,439	$27,788
Ferrell Companies (1)	11,546	11,265
FCI Trading Corp. (2)	100	98
Ferrell Propane, Inc. (3)	26	26
James E. Ferrell (4)	2,441	2,179
James H. Ballengee (5)	4,891	—
General partner	520	418
	$51,963	$41,774

(1) Ferrell Companies is the owner of the general partner and is an approximate 22.4% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 22.7% at October 31, 2015.
(2) FCI Trading is an affiliate of the general partner and thus a related party.
(3) Ferrell Propane is controlled by the general partner and thus a related party.
(4) James E. Ferrell is the Chairman of the Board of Directors of the general partner and thus a related party. JEF Capital Management owns 4,758,859 of these common units and is wholly-owned by the James E. Ferrell Revocable Trust Two for which James E. Ferrell is the trustee and sole beneficiary. The remaining 4,616 common units are held by Ferrell Resources Holding, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(5) Jamex Marketing, LLC, is the unitholder of record of these common units. Jamex, LLC is the majority member of Jamex Marketing, LLC. Ballengee Interests, LLC is the majority member of Jamex, LLC. James H. Ballengee is the manager of each of Jamex, LLC, Jamex Marketing, LLC and Ballengee Interests, LLC. James Marketing, LLC and Bridger regularly conduct business in their normal operations, and is a related party.

On November 24, 2015, Ferrellgas Partners declared a cash distribution of $0.5125 per common unit for the three months ended October 31, 2015, which is expected to be paid on December 15, 2015. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$11,546
FCI Trading Corp.	100
Ferrell Propane, Inc.	26
James E. Ferrell	2,441
James H. Ballengee	3,668
General Partner	507

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2015 and 2014.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2015, the general partner made non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

During the three months ended October 31, 2014, the general partner made cash contributions of $0.9 million and non-cash contributions of $0.4 million to Ferrellgas to maintain its effective 2% general partner interest.

I.    Fair value measurements

Derivative financial instruments, assets held for sale, goodwill impairment and contingent consideration

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2015 and July 31, 2015:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,427	$—	$2,427
Commodity derivatives	$—	$3,577	$—	$3,577
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,220)	$—	$(4,220)
Commodity derivatives	$—	$(33,301)	$—	$(33,301)

July 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,828	$—	$1,828
Commodity derivatives	$—	$4,655	$—	$4,655
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,748)	$—	$(4,748)
Commodity derivatives	$—	$(42,375)	$—	$(42,375)
Contingent consideration	$—	$—	$(100)	$(100)

Ferrellgas also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Non-financial assets such as property, equipment, land, goodwill and intangible assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. When the carrying amount of these assets no longer exceeds the fair value, an assessment of the fair value of the reporting unit's assets is prepared to determine the fair value of goodwill and indefinite lived intangible assets.
As discussed in Note D - Supplemental financial statement information, during the three month period ended October 31, 2015, Ferrellgas committed to a plan to dispose of certain assets in its Midstream operations - crude oil logistics segment. Ferrellgas measures long-lived assets held for sale at the lower of carrying amount or estimated fair value. Ferrellgas recorded a loss on disposal of assets and other of $12.1 million during the three months ended October 31, 2015 to reduce the carrying amount of the property to its estimated fair value less estimated costs to sell.
During the three months ended October 31, 2015, Ferrellgas determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015. See Note F – Goodwill and intangible assets, net – for further discussion of Ferrellgas' goodwill impairment assessment.
Upon completing the second step of an impairment test as of October 31, 2015 for the Midstream operations - water solutions reporting unit, Ferrellgas determined that goodwill was impaired and has written off the entire $29.3 million of goodwill related to this reporting unit.
The following table presents fair value measurements of certain assets on a non-recurring basis as of October 31, 2015:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Total gains (losses)
Assets held for sale	$—	$—	$8,840	$8,840	$(12,112)
Goodwill impairment for Midstream operations - water solutions segment					$(29,316)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended October 31, 2015:

Contingent consideration liability
Balance at July 31, 2015	$100
Increase in fair value related to accretion	—
Change in fair value included in earnings	(100)
Balance at October 31, 2015	$—

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions. The fair value of the trucks classified as assets held for sale represents Ferrellgas' estimate of expected sales price less costs to sell. The fair value measurements used to determine this value of the assets held for sale were based on a market approach utilizing prices from prior transactions and third party pricing information.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2015 and July 31, 2015, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,805.7 million and $1,889.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

J.  Derivative instruments and hedging activities

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

Derivative instruments and hedging activity

During the three months ended October 31, 2015 and 2014, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of October 31, 2015 and July 31, 2015:

	October 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$3,155	Other current liabilities	$23,000
Commodity derivatives-propane	Other assets, net	422	Other liabilities	6,851
Interest rate swap agreements	Prepaid expenses and other current assets	1,836	Other current liabilities	2,470
Interest rate swap agreements	Other assets, net	591	Other liabilities	1,750
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	2,169
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	1,281
	Total	$6,004	Total	$37,521

	July 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$3,614	Other current liabilities	$27,929
Commodity derivatives-propane	Other assets, net	1,041	Other liabilities	12,034
Interest rate swap agreements	Prepaid expenses and other current assets	1,828	Other current liabilities	2,241
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,507
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	1,280
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	1,132
	Total	$6,483	Total	$47,123

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of October 31, 2015 and July 31, 2015, respectively:

	October 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$15,601	Other current liabilities	$10
	Other assets, net	8,896	Other liabilities	—
		$24,497		$10

	July 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$18,009	Other current liabilities	$15
	Other assets, net	11,786	Other liabilities	—
		$29,795		$15

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three months ended October 31, 2015 and 2014 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$537	$457	$(2,275)	$(2,275)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three months ended October 31, 2015 and 2014 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$1,585	Cost of sales-propane and other gas liquids sales	$(7,449)	$—
Interest rate swap agreements	(1,201)	Interest expense	(777)	—
	$384		$(8,226)	$—

	For the three months ended October 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(12,758)	Cost of sales-propane and other gas liquids sales	$1,128	$—
Interest rate swap agreements	(1,139)	Interest expense	—	—
	$(13,897)		$1,128	$—

The following table provides a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three months ended October 31, 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended October 31, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives	$(1,038)	Operating expense

Ferrellgas did not hold derivatives not designated as hedging instruments for the three months ended October 31, 2014.

The changes in derivatives included in AOCI for the three months ended October 31, 2015 and 2014 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2015	2014
Beginning balance	$(38,906)	$6,483
Change in value of risk management commodity derivatives	1,585	(12,758)
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	7,449	(1,128)
Change in value of risk management interest rate derivatives	(1,201)	(1,139)
Reclassification of gains and losses on interest rate hedges to interest expense	$777	$—
Ending balance	$(30,296)	$(8,542)

Ferrellgas expects to reclassify net losses of approximately $19.8 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2015 and 2014, Ferrellgas had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2015, Ferrellgas had financial derivative contracts covering 2.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of October 31, 2015, Ferrellgas had financial derivative contracts covering 0.3 million barrels of diesel and 48 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2015, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is zero.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating. As of October 31, 2015, a downgrade in the Partnership's debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of $0.2 million. There were $0.2 million of derivatives with credit-risk-related contingent features in a liability position on October 31, 2015 and Ferrellgas had posted no collateral in the normal course of business related to such derivatives.

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

	For the three months ended October 31,
	2015	2014
Operating expense	$56,010	$51,120

General and administrative expense	$7,093	$6,597

In connection with the closing of the Bridger Logistics acquisition, Ferrellgas issued common units to Bridger Marketing, LLC (now known as Jamex Marketing, LLC) and entered into a ten-year transportation and logistics agreement (the "TLA") with Jamex Marketing, LLC. As a result of that issuance, Jamex Marketing, LLC owned 9.5% of Ferrellgas Partners' limited partners' interest at October 31, 2015. Jamex Marketing, LLC, in connection with the TLA, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the transportation and storage of crude oil by truck, terminal and pipeline. During the three months ended October 31, 2015, Ferrellgas' total revenues and cost of sales from these transactions were $4.4 million and $0.6 million, respectively. There was no activity for the three months ended October 31, 2014. The amounts due from and due to Jamex Marketing, LLC at October 31, 2015, were $1.6 million and $0.3 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2015, were $4.8 million and $4.2 million, respectively.

See additional discussions about transactions with the general partner and related parties in Note H – Partners’ capital and Note O - Subsequent events.

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
M.    Net loss per common unitholders’ interest

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

There was no dilutive effect resulting from this guidance based on basic and diluted net earnings per common unitholders' interest for the three months ended October 31, 2015 or 2014.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended October 31,
	2015	2014
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net loss	$(78,995)	$(32,546)

Weighted average common units outstanding - basic	100,376.8	82,179.7
Dilutive securities	—	—
Weighted average common units outstanding - diluted	100,376.8	82,179.7

Basic and diluted net loss per common unitholders’ interest	$(0.79)	$(0.40)

N.    Segment reporting

Ferrellgas has two primary operations: propane and related equipment sales and midstream operations. These two operations result in three reportable operating segments: propane and related equipment sales, midstream operations - water solutions and midstream operations - crude oil logistics.

The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings before income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, goodwill impairment, loss on disposal of assets and other, other expense (income), net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments, acquisition and transition expenses and net loss attributable to non-controlling interest. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, costs such as compensation for certain administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.

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

Following is a summary of segment information for the three months ended October 31, 2015 and 2014.

	Three months ended October 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$277,476	$189,373	$4,297	$—	$471,146
Direct costs (1)	241,877	164,570	4,776	11,024	422,247
Adjusted EBITDA	$35,599	$24,803	$(479)	$(11,024)	$48,899

	Three months ended October 31, 2014
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$435,439	$—	$7,916	$—	$443,355
Direct costs (1)	393,805	—	4,733	10,456	408,994
Adjusted EBITDA	$41,634	$—	$3,183	$(10,456)	$34,361

(1) Direct costs are comprised of "cost of products sold-propane and other gas liquids sales", "cost of products sold-midstream operations", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock-based compensation charge", "change in fair value of contingent consideration", "severance charge", "litigation accrual and related legal fees associated with a class action lawsuit", "unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments" and "acquisition and transition expenses".

Following is a reconciliation of Ferrellgas' total segment performance measure to condensed consolidated net loss:

	Three months ended October 31,
	2015	2014
Net loss attributable to Ferrellgas Partners, L.P.	$(79,793)	$(32,875)
Income tax benefit	(844)	(510)
Interest expense	33,788	23,912
Depreciation and amortization expense	36,979	23,309
EBITDA	(9,870)	13,836
Non-cash employee stock ownership plan compensation charge	5,256	4,374
Non-cash stock-based compensation charge	8,122	16,112
Goodwill impairment	29,316	—
Loss on disposal of assets and other	14,917	961
Other expense, net	122	449
Change in fair value of contingent consideration	(100)	(1,800)
Severance costs	856	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	723
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	1,038	—
Acquisition and transition expenses	15	—
Net loss attributable to noncontrolling interest	(773)	(294)
Adjusted EBITDA	$48,899	$34,361

Following are total assets by segment:

Assets	October 31, 2015	July 31, 2015
Propane and related equipment sales	$1,287,582	$1,295,831
Midstream operations - crude oil logistics	879,286	917,325
Midstream operations - water logistics	178,236	205,358
Corporate and unallocated	41,082	45,542
Total consolidated assets	$2,386,186	$2,464,056

Following are capital expenditures by segment:

	Three months ended October 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$5,898	$—	$139	$145	$6,182
Growth	8,615	3,303	6,401	—	18,319
Total	$14,513	$3,303	$6,540	$145	$24,501

	Three months ended October 31, 2014
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$4,576	$—	$176	$304	$5,056
Growth	11,069	—	857	—	11,926
Total	$15,645	$—	$1,033	$304	$16,982

O. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that, other than as discussed below, there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.
On November 13, 2015 Ferrellgas Partners, L.P repurchased approximately 2.4 million common units from Jamex Marketing, LLC, funded by approximately $45.9 million in proceeds from the secured credit facility.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2015	July 31, 2015
ASSETS
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	17,535	17,485
Accumulated deficit	(17,535)	(17,485)
Total stockholder's equity	$1,000	$1,000
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended October 31,
	2015	2014

General and administrative expense	$50	$150

Net loss	$(50)	$(150)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(50)	$(150)
Cash used in operating activities	(50)	(150)

Cash flows from financing activities:
Capital contribution	50	90
Cash provided by financing activities	50	90

Net change in cash	—	(60)
Cash - beginning of period	1,000	969
Cash - end of period	$1,000	$909
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	October 31, 2015	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,608	$5,600
Accounts and notes receivable, net (including $113,792 and $123,791 of accounts receivable pledged as collateral at October 31, 2015 and July 31, 2015, respectively)	178,678	196,918
Inventories	96,079	96,754
Prepaid expenses and other current assets	57,931	64,211
Total current assets	341,296	363,483

Property, plant and equipment, net	941,283	965,217
Goodwill, net	459,615	478,747
Intangible assets (net of accumulated amortization of $386,828 and $375,119 at October 31, 2015 and July 31, 2015, respectively)	562,326	580,043
Assets held for sale	8,840	—
Other assets, net	71,054	72,472
Total assets	$2,384,414	$2,459,962

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$63,553	$83,974
Short-term borrowings	95,391	75,319
Collateralized note payable	68,000	70,000
Other current liabilities	195,029	176,176
Total current liabilities	421,973	405,469

Long-term debt	1,641,182	1,622,392
Other liabilities	38,458	41,975
Contingencies and commitments (Note L)

Partners' capital:
Limited partner	310,338	425,105
General partner	3,171	4,339
Accumulated other comprehensive loss	(30,708)	(39,318)
Total partners' capital	282,801	390,126
Total liabilities and partners' capital	$2,384,414	$2,459,962
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2015	2014

Revenues:
Propane and other gas liquids sales	$245,301	$394,361
Midstream operations	193,670	7,916
Other	32,175	41,078
Total revenues	471,146	443,355

Costs and expenses:
Cost of sales - propane and other gas liquids sales	121,751	264,814
Cost of sales - midstream operations	153,604	1,968
Cost of sales - other	14,448	21,892
Operating expense	116,199	106,431
Depreciation and amortization expense	36,979	23,309
General and administrative expense	19,144	23,395
Equipment lease expense	7,032	5,532
Non-cash employee stock ownership plan compensation charge	5,256	4,374
Goodwill impairment	29,316	—
Loss on disposal of assets and other	14,917	961

Operating loss	(47,500)	(9,321)

Interest expense	(29,758)	(19,878)
Other expense, net	(122)	(449)

Loss before income taxes	(77,380)	(29,648)

Income tax benefit	(844)	(511)

Net loss	$(76,536)	$(29,137)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended October 31,
	2015	2014

Net loss	$(76,536)	$(29,137)
Other comprehensive income (loss):
Change in value of risk management derivatives	384	(13,897)
Reclassification of gains and (losses) on derivatives to earnings, net	8,226	(1,128)
Foreign currency translation adjustment	—	(2)
Other comprehensive income (loss)	8,610	(15,027)
Comprehensive loss	$(67,926)	$(44,164)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	loss	capital

Balance at July 31, 2015	$425,105	$4,339	$(39,318)	$390,126
Contributions in connection with non-cash ESOP and stock-based compensation charges	13,243	135	—	13,378
Contributions in connection with acquisitions	(284)	—	—	(284)
Distributions	(51,963)	(530)	—	(52,493)
Net loss	(75,763)	(773)	—	(76,536)
Other comprehensive income		—	8,610	8,610
Balance at October 31, 2015	$310,338	$3,171	$(30,708)	$282,801
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(76,536)	$(29,137)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	36,979	23,309
Non-cash employee stock ownership plan compensation charge	5,256	4,374
Non-cash stock-based compensation charge	8,122	16,112
Goodwill impairment	29,316	—
Loss on disposal of assets and other	14,917	961
Change in fair value of contingent consideration	(100)	(1,800)
Provision for doubtful accounts	952	967
Deferred income tax expense	280	216
Other	1,304	754
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	9,200	(2,873)
Inventories	675	(31,589)
Prepaid expenses and other current assets	6,114	(17,090)
Accounts payable	(20,139)	5,141
Accrued interest expense	24,676	16,146
Other current liabilities	(1,504)	(2,069)
Other assets and liabilities	3,134	(2,778)
Net cash provided by (used in) operating activities	42,646	(19,356)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(68,655)
Capital expenditures	(25,607)	(17,562)
Proceeds from sale of assets	3,575	1,417
Other	(14)	—
Net cash used in investing activities	(22,046)	(84,800)

Cash flows from financing activities:
Distributions	(52,493)	(42,200)
Contributions from partners	30	42,655
Proceeds from issuance of long-term debt	21,321	83,044
Payments on long-term debt	(4,380)	(44,388)
Net additions to short-term borrowings	20,072	52,711
Net additions to (reductions in) collateralized short-term borrowings	(2,000)	14,000
Cash paid for financing costs	(142)	(182)
Net cash provided by (used in) financing activities	(17,592)	105,640

Effect of exchange rate changes on cash	—	(2)

Net change in cash and cash equivalents	3,008	1,482
Cash and cash equivalents - beginning of period	5,600	8,283
Cash and cash equivalents - end of period	$8,608	$9,765
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

Due to seasonality, the results of operations for the three months ended October 31, 2015 are not necessarily indicative of the results to be expected for a full fiscal year ending July 31, 2016.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2015.

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

(2)    Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas, L.P. has determined that it has five reporting units for goodwill impairment testing purposes. Four of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess. During the three months ended October 31, 2015, Ferrellgas, L.P. determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015. See Note F – Goodwill and intangible assets, net – for further discussion of Ferrellgas, L.P.'s Goodwill impairment assessment.

(3) Assets held for sale: Assets held for sale represent tractor trucks that have met the criteria of “held for sale” accounting. During the first quarter of fiscal 2016, Ferrellgas, L.P. committed to a plan to sell certain trucks held by the Midstream operations - crude oil logistics segment. These assets were reclassified from "Vehicles, including transport trailers" to assets held for sale in the accompanying balance sheet as of October 31, 2015. Ferrellgas, L.P. ceased depreciation on these assets during October 2015.

(4) New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board, ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements.

FASB Accounting Standard Update No. 2014-08
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in Ferrellgas' first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The adoption of ASU 2014-08 in Ferrellgas, L.P.'s first quarter of fiscal 2016 did not have a material impact on the consolidated financial statements.

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

FASB Accounting Standard Update No. 2015-06
In September 2015, the FASB issued ASU 2015-06, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires all entities to record the effects on earnings, if any, of changes in provisional amounts for items in a business combination in the same period in which the adjustment amounts are determined. The requirement to retrospectively account for the adjustments is eliminated by this amendment. ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. Ferrellgas, L.P. is currently evaluating the impact of our pending adoption of ASU 2015-06 on the consolidated financial statements.

(5)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2015	2014
CASH PAID FOR:
Interest	$3,779	$2,978
Income taxes	$—	$260
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accruals for property, plant and equipment additions	$1,727	$1,857
Contributions in connection with acquisitions	$(284)

C. Business combinations

Ferrellgas, L.P. records the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. An entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair values of the assets acquired and liabilities assumed in a business combination. The Bridger acquisition, which occurred during the year ended July 31, 2015, is still within this measurement period, and as a result, the acquisition date fair values Ferrellgas, L.P. recorded for the assets acquired and liabilities assumed are subject to change. Also Ferrellgas, L.P. made certain adjustments during the three months ended October 31, 2015 to its estimates of the acquisition date fair values of the Bridger assets acquired and liabilities assumed.

On June 24, 2015, Ferrellgas Partners acquired Bridger and formed a new midstream operations - crude oil logistics segment based near Dallas, Texas. Ferrellgas paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. Ferrellgas Partners then contributed the Bridger assets and liabilities to Ferrellgas, L.P. The purchase agreement for the Bridger acquisition contemplates post-closing payments for certain working capital items. Ferrellgas, L.P. is in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at October 31, 2015 are subject to change. Ferrellgas, L.P. is currently determining the appropriate value of working capital acquired with the former owners of Bridger. Ferrellgas, L.P. has preliminarily estimated the fair values of the assets acquired and liabilities assumed as follows:

	Estimated At
	October 31, 2015 (as adjusted)	July 31, 2015 (as initially reported)	Measuring period adjustments
Working capital	$(5,890)	$1,783	$(7,673)
Transportation equipment	293,491	293,491	—
Injection stations and pipelines	41,632	41,632	—
Goodwill	203,495	193,311	10,184
Customer relationships	259,300	261,811	(2,511)
Non-compete agreements	14,800	14,800	—
Trade names & trademarks	5,800	5,800	—
Office equipment	7,449	7,449	—
Other	2,375	2,375	—
Aggregate fair value of net assets acquired	$822,452	$822,452	$—

Pro forma results of operations (unaudited):

The following summarized unaudited pro forma consolidated statement of earnings information assumes that the acquisition of Bridger during fiscal 2015 occurred as of August 1, 2014. These unaudited pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred had this acquisition been completed on August 1, 2014 or the results that would be attained in the future.

For the three months ended October 31,
2014
Revenue	$528,611
Net loss	(32,487)

The unaudited pro forma consolidated data presented above has also been prepared as if the following transaction had been completed on August 1, 2014:

•	the issuance of senior secured notes in June 2015.

D.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2015	July 31, 2015
Propane gas and related products	$68,420	$68,731
Appliances, parts and supplies	27,659	28,023
Inventories	$96,079	$96,754

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2015, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 51.0 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

		October 31,	July 31,
	Estimated useful lives	2015	2015
Land	Indefinite	$34,359	$34,389
Land improvements	2-20	13,329	13,249
Building and improvements	20	71,748	71,923
Vehicles, including transport trailers	8-20	202,139	228,646
Bulk equipment and district facilities	5-30	110,833	111,657
Tanks, cylinders and customer equipment	2-30	771,569	772,904
Salt water disposal wells and related equipment	2-23	44,969	38,460
Rail cars	30	150,392	150,235
Injection stations	20	38,562	37,619
Pipeline	15	4,074	4,074
Computer and office equipment	2-5	120,896	123,386
Construction in progress	n/a	21,665	16,841
		1,584,535	1,603,383
Less: accumulated depreciation		643,252	638,166
Property, plant and equipment, net		$941,283	$965,217

Other current liabilities consist of the following:

	October 31, 2015	July 31, 2015
Accrued interest	$39,951	$15,275
Accrued payroll	17,643	17,485
Customer deposits and advances	38,602	28,792
Price risk management liabilities	27,639	31,450
Other	71,194	83,174
Other current liabilities	$195,029	$176,176

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2015	2014
Operating expense	$40,535	$45,790
Depreciation and amortization expense	1,115	1,449
Equipment lease expense	6,429	4,866
	$48,079	$52,105

During the three month period ended October 31, 2015, Ferrellgas, L.P. committed to a plan to dispose of certain assets in its Midstream operations - crude oil logistics segment. As of October 31, 2015, this plan resulted in 69 tractor trucks sold and 136 tractor trucks reclassified from "Vehicles, including transport trailers" to Assets held for sale. For the three months ended October 31, 2015, Loss on disposal of assets and other includes a loss of $1.3 million related to the sale of these trucks and $12.1 million related to the write-down of these trucks classified as Assets held for sale. Loss on disposal of assets and other consists of:

	For the three months ended October 31,
	2015	2014
Loss on assets held for sale	$12,112	$—
Loss on sale of assets held for sale	1,259	—
Loss on sale of assets	1,546	961
Loss on disposal of assets and other	$14,917	$961

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2015	July 31, 2015
Accounts receivable pledged as collateral	$113,792	$123,791
Accounts receivable	70,893	77,636
Other	509	307
Less: Allowance for doubtful accounts	(6,516)	(4,816)
Accounts and notes receivable, net	$178,678	$196,918

At October 31, 2015, $113.8 million of trade accounts receivable were pledged as collateral against $68.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2015, $123.8 million of trade accounts receivable were pledged as collateral against $70.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2015, Ferrellgas, L.P. had received cash proceeds of $68.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2015, Ferrellgas, L.P. had received cash proceeds of $70.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.7% and 2.3% as of October 31, 2015 and July 31, 2015, respectively.

F. Goodwill and intangible assets, net

Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition.

Ferrellgas, L.P. tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. During the three months ended October 31, 2015, Ferrellgas, L.P. determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015.

The first step of this test primarily consists of a discounted future cash flow model to predict fair value. The result of this first step is based on the following critical assumptions: (1) the NYMEX West Texas Intermediate (“WTI”) crude oil curve was used to estimate future oil prices; (2) the oil skimming rate was expected to increase or decrease consistent with the projected increases/decreases in the NYMEX WTI crude oil curve consistent with past history; and (3) certain organic growth projects were projected to increase the salt water volumes processed as new drilling activity increases associated with the projected NYMEX WTI crude oil curve. As noted in our discussion of this reporting unit in Ferrellgas, L.P.'s Annual Report on Form 10-K for the year ended July 31, 2015, Ferrellgas, L.P. believes that the results of this business are closely tied to the price of WTI crude oil. The daily average closing price for WTI crude oil for the three months ended July 31, 2015 of $56.63 decreased 20.7% to $44.90 during the three months ended October 31, 2015. Additionally, the projected NYMEX WTI crude oil curve decreased approximately 6.5% from August 31, 2015 to October 31, 2015. These events have led to an overall decline in drilling activity and volumes in the Eagle Ford shale region of Texas. These market changes negatively affected Ferrellgas, L.P.'s current period results and future projections sufficiently to indicate that the fair value of the reporting unit likely no longer exceeded its carrying value.

In the second step, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess.

As of October 31, 2015, Ferrellgas, L.P. performed the first step of the goodwill impairment test for the Midstream operations - water solutions reporting unit and determined that the carrying value of the reporting unit exceeded the fair value. Ferrellgas, L.P. then completed the second step of the goodwill impairment analysis comparing the implied fair value of the reporting unit to the carrying amount of goodwill and determined that goodwill was completely impaired and has written off the entire $29.3 million of goodwill related to this reporting unit.

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations - water solutions	Midstream operations - crude oil logistics	Total
Balance at July 31, 2015	$256,120	$29,316	$193,311	$478,747
Acquisitions	—	—	—	—
Revisions to acquisition accounting	—	—	10,184	10,184
Impairment	—	(29,316)	—	(29,316)
Balance at October 31, 2015	$256,120	$—	$203,495	$459,615

G.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2015 and July 31, 2015, $95.4 million and $75.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of October 31, 2015, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $250.2 million, of which $154.8 million was classified as long-term debt. As of July 31, 2015, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt. Borrowings outstanding at October 31, 2015 and July 31, 2015 under the secured credit facility had weighted average interest rates of 3.3% and 3.5%, respectively.

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

Letters of credit outstanding at October 31, 2015 totaled $71.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At October 31, 2015, Ferrellgas, L.P. had remaining letter of credit capacity of $128.5 million. At July 31, 2015 Ferrellgas, L.P. had remaining letter of credit capacity of $138.8 million.

H.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended October 31,
	2015	2014
Ferrellgas Partners	$51,963	$41,774
General partner	530	426
	$52,493	$42,200

On November 24, 2015, Ferrellgas, L.P. declared distributions for the three months ended October 31, 2015 to Ferrellgas Partners and the general partner of $58.6 million and $0.6 million, respectively, which are expected to be paid on December 15, 2015.

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2015 and 2014.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2015, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the three months ended October 31, 2014, the general partner made cash contributions of $0.4 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

I.    Fair value measurements

Derivative financial instruments, assets held for sale, goodwill impairment and contingent consideration

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2015 and July 31, 2015:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,427	$—	$2,427
Commodity derivatives	$—	$3,577	$—	$3,577
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,220)	$—	$(4,220)
Commodity derivatives	$—	$(33,301)	$—	$(33,301)

July 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,828	$—	$1,828
Commodity derivatives	$—	$4,655	$—	$4,655
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,748)	$—	$(4,748)
Commodity derivatives	$—	$(42,375)	$—	$(42,375)
Contingent consideration	$—	$—	$(100)	$(100)

Ferrellgas, L.P. also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Non-financial assets such as property, equipment, land, goodwill and intangible assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. When the carrying amount of these assets no longer exceeds the fair value, an assessment of the fair value of the reporting unit's assets is prepared to determine the fair value of goodwill and indefinite lived intangible assets.
As discussed in Note D - Supplemental financial statement information, during the three month period ended October 31, 2015, Ferrellgas, L.P. committed to a plan to dispose of certain assets in its Midstream operations - crude oil logistics segment. Ferrellgas, L.P. measures long-lived assets held for sale at the lower of carrying amount or estimated fair value. Ferrellgas, L.P. recorded a loss on disposal of assets and other of $12.1 million during the three months ended October 31, 2015 to reduce the carrying amount of the property to its estimated fair value less estimated costs to sell.
During the three months ended October 31, 2015, Ferrellgas, L.P. determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015. See Note F – Goodwill and intangible assets, net – for further discussion of Ferrellgas' goodwill impairment assessment.

Upon completing the second step of an impairment test as of October 31, 2015 for the Midstream operations - water solutions reporting unit, Ferrellgas, L.P. determined that goodwill was impaired and has written off the entire $29.3 million of goodwill related to this reporting unit.
The following table presents fair value measurements of certain assets on a non-recurring basis as of October 31, 2015:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Total gains (losses)
Assets held for sale	$—	$—	$8,840	$8,840	$(12,112)
Goodwill impairment for Midstream operations - water solutions segment					$(29,316)
The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended October 31, 2015:

Contingent consideration liability
Balance at July 31, 2015	$100
Increase in fair value related to accretion	—
Change in fair value included in earnings	(100)
Balance at October 31, 2015	$—
Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions. The fair value of the trucks classified as assets held for sale represents Ferrellgas, L.P's estimate of expected sales price less costs to sell. The fair value measurements used to determine this value of the assets held for sale were based on a market approach utilizing prices from prior transactions and third party pricing information.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2015 and July 31, 2015, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,623.7 million and $1,700.5 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas, L.P. has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

J.   Derivative instruments and hedging activities

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

Derivative instruments and hedging activities

During the three months ended October 31, 2015 and 2014 Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of October 31, 2015 and July 31, 2015:

	October 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$3,155	Other current liabilities	$23,000
Commodity derivatives-propane	Other assets, net	422	Other liabilities	6,851
Interest rate swap agreements	Prepaid expenses and other current assets	1,836	Other current liabilities	2,470
Interest rate swap agreements	Other assets, net	591	Other liabilities	1,750
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	2,169
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	1,281
	Total	$6,004	Total	$37,521

	July 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$3,614	Other current liabilities	$27,929
Commodity derivatives	Other assets, net	1,041	Other liabilities	12,034
Interest rate swap agreements	Prepaid expenses and other current assets	1,828	Other current liabilities	2,241
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,507
Derivatives not designated as hedging instruments
Commodity derivatives - vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	1,280
Commodity derivatives - vehicle fuel	Other assets, net	—	Other liabilities	1,132
	Total	$6,483	Total	$47,123

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of October 31, 2015 and July 31, 2015, respectively:

	October 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$15,601	Other current liabilities	$10
	Other assets, net	8,896	Other liabilities	—
		$24,497		$10

	July 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$18,009	Other current liabilities	$15
	Other assets, net	11,786	Other liabilities	—
		$29,795		$15

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of earnings for the three months ended October 31, 2015 and 2014 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$537	$457	$(2,275)	$(2,275)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income for the three months ended October 31, 2015 and 2014 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$1,585	Cost of sales-propane and other gas liquids sales	$(7,449)	$—
Interest rate swap agreements	(1,201)	Interest expense	(777)	—
	$384		$(8,226)	$—

	For the three months ended October 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(12,758)	Cost of sales-propane and other gas liquids sales	$1,128	$—
Interest rate swap agreements	(1,139)	Interest expense	—	—
	$(13,897)		$1,128	$—

The following table provides a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of earnings for the three months ended October 31, 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended October 31, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives	$(1,038)	Operating expense

Ferrellgas, L.P. did not hold derivatives not designated as hedging instruments for the three months ended October 31, 2014.

The changes in derivatives included in AOCI for the three months ended October 31, 2015 and 2014 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2015	2014
Beginning balance	$(38,906)	$6,483
Change in value of risk management commodity derivatives	1,585	(12,758)
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	7,449	(1,128)
Change in value of risk management interest rate derivatives	(1,201)	(1,139)
Reclassification of gains and losses on interest rate hedges to interest expense	$777	$—
Ending balance	$(30,296)	$(8,542)

Ferrellgas, L.P. expects to reclassify net losses of approximately $19.8 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2015 and 2014, Ferrellgas, L.P. had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2015, Ferrellgas, L.P. had financial derivative contracts covering 2.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of October 31, 2015, Ferrellgas had financial derivative contracts covering 0.3 million barrels of diesel and 48 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2015, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is zero.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. As of October 31, 2015, a downgrade in Ferrellgas, L.P.'s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of $0.2 million. There were $0.2 million of derivatives with credit-risk-related contingent features in a liability position on October 31, 2015 and Ferrellgas, L.P. had posted no collateral in the normal course of business related to such derivatives.

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

	For the three months ended October 31,
	2015	2014
Operating expense	$56,010	$51,120

General and administrative expense	$7,093	$6,597

In connection with the closing of the Bridger Logistics acquisition, Ferrellgas issued common units to Bridger Marketing, LLC (now known as Jamex Marketing, LLC) and entered into a ten-year transportation and logistics agreement (the "TLA") with Jamex Marketing, LLC. As a result of that issuance, Jamex Marketing, LLC owned 9.5% of Ferrellgas Partners' limited partners' interest at October 31, 2015. Jamex Marketing, LLC, in connection with the TLA, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the transportation and storage of crude oil by truck, terminal and pipeline. During the three months ended October 31, 2015, Ferrellgas' total revenues and cost of sales from these transactions were $4.4 million and $0.6 million, respectively. There was no activity for the three months ended October 31, 2014. The amounts due from and due to Jamex Marketing, LLC at October 31, 2015, were $1.6 million and $0.3 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2015, were $4.8 million and $4.2 million, respectively.

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ capital and Note N - Subsequent events.

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

M.    Segment reporting

Ferrellgas, L.P. has two primary operations: propane and related equipment sales and midstream operations. These two operations result in three reportable operating segments: propane and related equipment sales, midstream operations - water solutions and midstream operations - crude oil logistics.

The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings before income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, goodwill impairment, loss on disposal of assets and other, other expense (income), net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments and acquisition and transition expenses. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, costs such as compensation for certain administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.

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

Following is a summary of segment information for the three months ended October 31, 2015 and 2014.

	Three months ended October 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$277,476	$189,373	$4,297	$—	$471,146
Direct costs (1)	241,877	164,570	4,776	11,024	422,247
Adjusted EBITDA	$35,599	$24,803	$(479)	$(11,024)	$48,899

	Three months ended October 31, 2014
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$435,439	$—	$7,916	$—	$443,355
Direct costs (1)	393,808	—	4,733	10,456	408,997
Adjusted EBITDA	$41,631	$—	$3,183	$(10,456)	$34,358

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of products sold-midstream operations", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock-based compensation charge", "change in fair value of contingent consideration", "severance charge", "litigation accrual and related legal fees associated with a class action lawsuit", "unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments" and "acquisition and transition expenses".

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net loss:

	Three months ended October 31,
	2015	2014
Net loss	$(76,536)	$(29,137)
Income tax benefit	(844)	(511)
Interest expense	29,758	19,878
Depreciation and amortization expense	36,979	23,309
EBITDA	(10,643)	13,539
Non-cash employee stock ownership plan compensation charge	5,256	4,374
Non-cash stock-based compensation charge	8,122	16,112
Goodwill impairment	29,316	—
Loss on disposal of assets and other	14,917	961
Other expense, net	122	449
Change in fair value of contingent consideration	(100)	(1,800)
Severance costs	856	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	723
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	1,038	—
Acquisition and transition expenses	15	—
Adjusted EBITDA	$48,899	$34,358

Following are total assets by segment:

Assets	October 31, 2015	July 31, 2015
Propane and related equipment sales	$1,287,582	$1,291,737
Midstream operations - crude oil logistics	879,286	917,325
Midstream operations - water logistics	178,236	205,358
Corporate and unallocated	39,310	45,542
Total consolidated assets	$2,384,414	$2,459,962

Following are capital expenditures by segment:

	Three months ended October 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$5,898	$—	$139	$145	$6,182
Growth	8,615	3,303	6,401	—	18,319
Total	$14,513	$3,303	$6,540	$145	$24,501

	Three months ended October 31, 2014
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$4,576	$—	$176	$304	$5,056
Growth	11,069	—	857	—	11,926
Total	$15,645	$—	$1,033	$304	$16,982

N.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas L.P.'s condensed consolidated financial statements were issued and concluded that, other than as discussed below, there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.
On November 13, 2015 Ferrellgas, L.P distributed $46.8 million and $0.4 million to Ferrellgas Partners and the general partner, respectively, using proceeds from the secured credit facility. Ferrellgas Partners utilized these funds primarily to repurchase approximately 2.4 million common units from Jamex Marketing, LLC.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2015	July 31, 2015
ASSETS
Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	56,317	53,267
Accumulated deficit	(56,217)	(53,167)
Total stockholder's equity	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended October 31,
	2015	2014

General and administrative expense	$3,050	$160

Net loss	$(3,050)	$(160)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,050)	$(160)
Cash used in operating activities	(3,050)	(160)

Cash flows from financing activities:
Capital contribution	3,050	50
Cash provided by financing activities	3,050	50

Net change in cash	—	(110)
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$990
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

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“retail sales” refers to Propane and other gas liquid sales: Retail - Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;

•
“wholesale sales” refers to Propane and other gas liquid sales: Wholesale - Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;

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

•	“Notes” refers to the notes of the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable; and

•	"MBbls/d" refers to one thousand barrels per day.

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

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 23.2% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

•	Ferrellgas Partners issued common units during fiscal 2015 and repurchased common units in fiscal 2016.

Overview

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

Weather conditions have a significant impact on demand for propane for heating purposes primarily during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2016 and 2017 sales commitments and, as of October 31, 2015, have experienced net mark to market losses of approximately $26.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative propane purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2015, we estimate 55% of currently open financial derivative propane purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.
Midstream Operations
Crude oil logistics

Our crude oil logistics segment generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger services include transportation through its operation of a fleet of 416 trucks, 684 tank trailers and 1,105 railcars primarily servicing Texas, Louisiana, North Dakota, Pennsylvania, Colorado and Wyoming; pipeline services in North Dakota, Montana, Wyoming, New Mexico, Mississippi, Oklahoma and Texas; and crude oil purchase and sale in connection with pipeline management services. We also operate 19 pipeline injection terminals, approximately 38 MBbls/d of capacity on multiple crude oil pipelines, and barge capacity to transport a minimum of 65 MBbls/d.

Water solutions
We currently own and operate nine salt water disposal wells in and around the Eagle Ford shale in south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water. In the oil and gas fields Ferrellgas services, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil that is residual in the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps. Our revenue per barrel of salt water processed is derived from a blend of fees we charge our customers to dispose of salt water at our facilities and skimming oil sales. Our gross margin is highly dependent on crude oil production activity in the Eagle Ford shale and thus from the volume of salt water delivered to our wells for disposal. We may hedge the price of crude oil sales from our a portion of our oil skimming activities, although we do not elect to qualify these transactions for hedge accounting.

During the quarter ended October 31, 2015, goodwill related to the Midstream operations - water solutions segment was determined to be fully impaired. See Note F - Goodwill and intangible assets, net.

Overview of net loss attributable to Ferrellgas Partners, L.P.

“Net loss attributable to Ferrellgas Partners, L.P.” in the three months ended October 31, 2015 was $(79.8) million compared to $(32.9) million in the prior year period. This increased loss was primarily due to the following:

•	a $29.3 million goodwill impairment charge;

•	a $14.0 million increase in "Loss on disposal of assets and other";

•	a $13.7 million increase in "Depreciation and amortization expense";

•	a $9.9 million increase in "Interest expense";

•	a $9.8 million increase in "Operating expense"; and

•	a $6.0 million decrease in gross margin in the propane and related equipment sales segment;

partially offset by a $37.7 million increase in gross margin in our newly created Midstream operations - Crude oil logistics segment.

During the three months ended October 31, 2015, we determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015. Upon completing the second step of an impairment test as of October 31, 2015 for the Midstream operations - water solutions reporting unit, we determined that Goodwill was fully impaired and have written off the entire $29.3 million of goodwill related to this reporting unit.

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

Some of our forward-looking statements include the following:

•	that we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities;

•	that Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness, and

•
that our future capital expenditures and working capital needs will be provided by a combination of cash generated from future operations, existing cash balances, the secured credit facility or the accounts receivable securitization facility.

When considering any forward-looking statement, keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2015 and as set forth in "Part II, Item 1A" of this Quarterly Report on From 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or to pay interest on the principal of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended October 31, 2015 compared to October 31, 2014

			Favorable
(amounts in thousands)			(Unfavorable)
Three months ended October 31,	2015	2014	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	110,973	124,147	(13,174)	(11)%
Wholesale – Sales to Resellers	50,566	61,935	(11,369)	(18)%
	161,539	186,082	(24,543)	(13)%
Salt water volume (barrels)	4,734	3,997	737	16%
Crude oil hauled (barrels)	24,264	—	24,264	NM
Crude oil sold (barrels)	1,510	—	1,510	NM

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$148,586	$232,753	$(84,167)	(36)%
Wholesale – Sales to Resellers	84,452	118,574	(34,122)	(29)%
Other Gas Sales (a)	12,263	43,034	(30,771)	(72)%
Other	32,175	41,078	(8,903)	(22)%
Propane and related equipment revenues	277,476	435,439	(157,963)	(36)%
Midstream operations - water solutions	4,297	7,916	(3,619)	(46)%
Midstream operations - crude oil logistics	189,373	—	189,373	NM
	$471,146	$443,355	$27,791	6%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$81,097	$88,668	$(7,571)	(9)%
Wholesale – Sales to Resellers (a)	42,453	40,879	1,574	4%
Other	17,727	19,186	(1,459)	(8)%
Propane and related equipment gross margin	141,277	148,733	(7,456)	(5)%
Midstream operations - water solutions (d)	2,346	5,948	(3,602)	(61)%
Midstream operations - crude oil logistics	37,720	—	37,720	NM
	$181,343	$154,681	$26,662	17%

Goodwill impairment	$(29,316)	$—	$(29,316)	NM
Loss on disposal of assets and other	$(14,917)	$(961)	$(13,956)	NM

Operating loss	$(47,500)	$(9,318)	$(38,182)	(410)%

Adjusted EBITDA
Propane and related equipment	$35,599	$41,634	$(6,035)	(14)%
Midstream operations - water solutions	(479)	3,183	(3,662)	NM
Midstream operations - crude oil logistics (d)	24,803	—	24,803	NM
Corporate and other	(11,024)	(10,456)	(568)	(5)%
Adjusted EBITDA (c)	$48,899	$34,361	$14,538	42%

Interest expense	$(33,788)	$(23,912)	$(9,876)	(41)%
Interest expense - operating partnership	$(29,758)	$(19,878)	$(9,880)	(50)%
NM - Not Meaningful

a)	Gross margin from Other Gas Sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes in each respective category.

b)
Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales” and does not include depreciation and amortization.

c)
Adjusted EBITDA is calculated as net loss attributable to Ferrellgas Partners, L.P., income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, goodwill impairment, loss on disposal of assets and other, other expense (income), net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments, acquisition and transition expeneses and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

d)	Gross margin from both Midstream operations segments represents “Revenues - Midstream operations” less “Cost of sales – Midstream operations” and does not include depreciation and amortization.

The following table summarizes EBITDA, Adjusted EBITDA and distributable cash flow attributable to common unitholders for the three months ended October 31, 2015 and 2014, respectively:

(amounts in thousands)
Three months ended October 31,	2015	2014
Net loss attributable to Ferrellgas Partners, L.P.	$(79,793)	$(32,875)
Income tax benefit	(844)	(510)
Interest expense	33,788	23,912
Depreciation and amortization expense	36,979	23,309
EBITDA	(9,870)	13,836
Non-cash employee stock ownership plan compensation charge	5,256	4,374
Non-cash stock-based compensation charge	8,122	16,112
Goodwill impairment	29,316	—
Loss on disposal of assets and other	14,917	961
Other expense, net	122	449
Change in fair value of contingent consideration	(100)	(1,800)
Severance costs	856
Litigation accrual and related legal fees associated with a class action lawsuit	—	723
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	1,038	—
Acquisition and transition expenses	15
Net loss attributable to noncontrolling interest	(773)	(294)
Adjusted EBITDA	48,899	34,361
Net cash interest expense (a)	(32,502)	(22,890)
Maintenance capital expenditures (b)	(6,215)	(5,088)
Cash paid for taxes	—	(260)
Proceeds from asset sales	1,013	1,417
Distributable cash flow to equity investors (c)	11,195	7,540
Distributable cash flow attributable to general partner and non-controlling interest	224	151
Distributable cash flow attributable to common unitholders (d)	10,971	7,389
Less: Distributions paid to common unitholders	51,443	41,356
Distributable cash flow shortage	$(40,472)	$(33,967)

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

Propane and related equipment sales

Propane sales volumes during the three months ended October 31, 2015 decreased 13% or 24.5 million gallons, from that of the prior year period primarily due to 13.2 million and 11.4 million of decreased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the three months ended October 31, 2015 was approximately 13% warmer than that of the prior year period. We believe retail and wholesale customer sales volumes decreased due to the relatively warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended October 31, 2015 averaged 57% and 62% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.43 and $1.00 per gallon during the three months ended October 31, 2015 and 2014, respectively, while the wholesale market price at Conway, Kansas averaged $0.39 and $1.02 per gallon during the three months ended October 31, 2015 and 2014, respectively.

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

Revenues

Retail sales decreased $84.2 million compared to the prior year period. This decrease resulted primarily from a $59.5 million decrease in sales price per gallon and $24.7 million decreased sales volumes, as discussed above.

Wholesale sales decreased $34.1 million compared to the prior year period. This decrease resulted primarily from $23.8 million of decreased sales price per gallon and a $10.3 million decrease resulting from decreased sales volumes, as discussed above.

Other gas sales decreased $30.8 million compared to the prior year period primarily due to $15.8 million of decreased sales price per gallon and $15.0 million resulting from decreased sales volumes.

Other revenues decreased $8.9 million compared to the prior year period, primarily due to the timing of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $6.0 million compared to the prior year period. This decrease resulted primarily from a $6.6 million decrease in propane sales volumes, as discussed above, partially offset by a $0.6 million increase in gross margin per gallon, as discussed above.

Gross margin - Other

Gross margin decreased $1.5 million primarily due to a $0.9 million decrease in miscellaneous fees billed to customers.

Adjusted EBITDA

Adjusted EBITDA decreased $6.0 million primarily due to a $6.0 million decrease in "Gross margin - Propane and other gas liquid sales", a $1.5 million decrease in Gross margin - Other, each as discussed above, and a $1.2 million increase in "Equipment lease expense" primarily due to the replacement of older vehicles, partially offset by a $2.6 million decrease in "Operating expense". "Operating expense" decreased primarily due to a $2.2 million decrease in vehicle fuel costs.
Midstream operations - Crude oil logistics

Our midstream operations - crude oil logistics began with our June 2015 acquisition of Bridger, therefore, there are no comparable results from fiscal 2015.

During the first quarter of fiscal 2016, we committed to a plan to sell certain trucks held by our midstream operations - crude oil logistics segment, resulting in an increase of $13.4 million in "Loss on disposal of assets and other". These assets were reclassified to assets held for sale on our balance sheet as of October 31, 2015. We ceased depreciation on these assets during October 2015.

Revenues

We generated $122.4 million of revenues relating to the hauling of 24.3 million barrels of crude oil and $67.0 million of revenues relating to the associated fees and sales of 1.5 million barrels of crude oil.

Gross margin

We generated $36.5 million of gross margin relating to the hauling of crude oil and $1.2 million of gross margin relating to the associated fees and sales of crude oil.

Adjusted EBITDA

Adjusted EBITDA of $24.8 million during three months ended October 31, 2015 was due to the $37.7 million of gross margin discussed above, partially offset by $11.1 million of operating expenses, $1.7 million of general and administrative expenses and $0.1 million of lease expense.
Midstream operations - Water solutions

We recorded a $29.3 million goodwill impairment charge during the quarter ended October 31, 2015. Our midstream operations- water solutions segment was impacted by the significant drop in the market price of crude oil as compared to the prior year quarter and the related reduction in the oil skimming rate that accompanies such a price drop.

Revenues

Our skimming oil and salt water disposal revenues decreased $3.6 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process.

Gross margin

Our skimming oil and salt water gross margin decreased $3.6 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process.

Adjusted EBITDA

Adjusted EBITDA decreased $3.7 million during three months ended October 31, 2015 primarily due to the $3.6 million decrease in gross margin discussed above.

Corporate & other

The Adjusted EBITDA within "corporate and other" decreased by $0.6 million primarily due to an $0.8 million increase in various corporate personnel expenses.

Consolidated

Operating loss

"Operating loss" increased $38.2 million compared to the prior year period primarily due to a $29.3 million "Goodwill impairment" as discussed above, a $14.0 million increase in "Loss on disposal of assets and other", a $13.7 million increase in “Depreciation and amortization expense” and a $9.8 million increase in "Operating expense", partially offset by a $26.7 million increase in total gross margin as discussed above and a $4.3 million decrease in general and administrative expenses.

"Loss on disposal of assets and other" increased primarily due to a one-time $12.1 million write down of trucks held for sale related our Midstream operations - crude oil logistics segments. "Depreciation and amortization expense” increased primarily due to assets acquired in our Midstream operations - Crude oil logistics segment. "Operating expense" increased $11.1 million due to increased operating expenses in our newly formed Midstream operations - Crude oil logistics segment and our propane and related equipment sales segment, as discussed above. General and administrative expenses decreased primarily due to a $5.7 million of decreased non-cash stock based compensation charges, partially offset by an $0.8 million increase in various corporate personnel expenses.

Distributable cash flow attributable to equity investors

Distributable cash flow attributable to equity investors increased from $7.5 million in the prior period to $11.2 million in the current period primarily due to a $14.5 million increase in total Adjusted EBITDA as discussed above, partially offset by a $9.6 million increase in net cash interest expense paid.

Distributable cash flow shortage

Distributable cash flow shortage increased from $34.0 million in the prior period to $40.5 million in the current period primarily due to the effect of an increase in common units issued in June 2015 in connection with the Bridger acquisition in fiscal 2015, partially offset by the increase in distributable cash flow attributable to equity investors.

Interest expense - consolidated

“Interest expense” increased $9.9 million primarily due to the issuance of new debt incurred to fund acquisitions and growth capital expenditures.

Interest expense - operating partnership

“Interest expense” increased $9.9 million primarily due to the issuance of new debt incurred to fund acquisitions and growth capital expenditures.

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

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the twelve months ended October 31, 2015 to the twelve months ended July 31, 2015 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Changes in cash reserves approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Three months ended October 31, 2015	$11,195	$41,298	$52,493
For the year ended July 31, 2015	189,615	(20,646)	168,969
Less: Three months ended October 31, 2014	7,540	34,660	42,200
Twelve months ended October 31, 2015	$193,270	$(14,008)	$179,262	1.08

Twelve months ended July 31, 2015	189,615	(20,646)	168,969	1.12
Increase (decrease)	$3,655	$6,638	$10,293	(0.04)

For the twelve months ended October 31, 2015, distributable cash flow increased $3.7 million. Cash distributions paid increased $10.3 million primarily due to the issuance of 17.5 million common units during the twelve months ended October 31, 2015 in connection with the acquisition of Bridger. These changes resulted in a decrease in our distribution coverage ratio to 1.08 for the twelve months ended October 31, 2015 as compared to 1.12 for the twelve months ended July 31, 2015. Cash reserves of $14.0 million and $20.6 million in the twelve months ended October 31, 2015 and July 31, 2015, respectively, were established to meet future anticipated expenditures.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in our Annual Report on Form 10-K for fiscal 2015 entitled, “Item 1A. Risk Factors” as well as any changes to these risk factors set forth in "Part II, Item 1A" of this Quarterly Report on From 10-Q, we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

A quarterly distribution of $0.5125 will be paid on December 15, 2015 to all common units that were outstanding on December 8, 2015. This represents the second consecutive quarterly distribution of $0.5125 paid to our common unitholders following eighty-three consecutive quarterly distributions of $0.50 dating back to October 1994.

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

As of October 31, 2015, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2016. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of common units for general business purposes, which, among other things, may include the following: repayment of outstanding indebtedness; the redemption of any senior notes or other securities (other than common units) previously issued; working capital; capital expenditures; acquisitions, or other general business purposes. As of November 30, 2015, Ferrellgas Partners had issued 6.3 million common units from this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of November 30, 2015, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $40.8 million for the three months ended October 31, 2015, compared to net cash used in operating activities of $19.4 million for the three months ended October 31, 2014. This increase in cash provided by operating activities was primarily due to a $49.6 million decrease in working capital requirements, a $4.7 million increase in cash flow from operations and a $5.9 million decrease in other assets, net, used to fund margin deposits made toward price risk management activities.

The decrease in working capital requirements was primarily due to a $32.3 million decrease in inventory from the decrease in the wholesale price of propane as well as the timing of inventory purchases, a $23.1 million decrease in prepaid expenses and other current assets primarily due to margin deposits made toward price risk management activities, a $12.4 million decrease in accounts receivable resulting primarily from decreased volumes in Midstream operations pipeline movements as well as the decrease in the wholesale price of propane, and a $8.5 million increase in accrued interest expense due to the timing of interest payments and the issuance of $500.0 million of 6.75% senior notes during June 2015. These decreases in working capital requirements were partially offset by a $25.3 million decrease in accounts payable resulting primarily from decreased volumes in Midstream operations pipeline movements as well as the decrease in the wholesale price of propane.

The increase in cash flow from operations is primarily due to a $26.7 million increase in gross margin, as discussed above, partially offset by an $12.1 million increase in operating expenses, a $9.9 million increase in "Interest expense" and a $1.4 million increase in general and administrative expenses.

The operating partnership

Net cash provided by operating activities was $42.6 million for the three months ended October 31, 2015, compared to net cash used in operating activities of $19.4 million for the three months ended October 31, 2014. This increase in cash provided by operating activities was primarily due to a $51.4 million decrease in working capital requirements and a $4.7 million increase in cash flow from operations and a $5.9 million decrease in other assets, net, used to fund margin deposits made toward price risk management activities.

The decrease in working capital requirements was primarily due to a $32.3 million decrease in inventory from the decrease in the wholesale price of propane as well as the timing of inventory purchases, a $23.2 million decrease in prepaid expenses and other current assets primarily due to margin deposits made toward price risk management activities, a $12.1 million decrease in accounts receivable resulting primarily from the decrease in the wholesale price of propane as well as the timing of billing and collections on accounts receivable, and a $8.5 million increase in accrued interest expense due to the timing of interest payments and the issuance of $500.0 million of 6.75% senior notes during June 2015. These decreases in working capital requirements were partially offset by a $25.3 million decrease in accounts payable resulting primarily from the decrease in the wholesale price of propane as well as the timing of purchases and disbursements.

The increase in cash flow from operations is primarily due to a $26.7 million increase in gross margin, partially offset by an $12.1 million increase in operating expenses, a $9.9 million increase in "Interest expense" and a $1.4 million increase in general and administrative expenses.

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

Net cash used in investing activities was $22.0 million for the three months ended October 31, 2015, compared to net cash used in investing activities of $84.8 million for the three months ended October 31, 2014. This decrease in net cash used in investing activities is due to a decrease of $68.7 million in "Business acquisitions, net of cash acquired" partially offset by an $8.0 million increase in "Capital expenditures".

The increase in "Capital expenditures" is primarily due to an $8.8 million increase in Midstream operations growth projects.

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

Financing Activities

Net cash used in financing activities was $17.6 million for the three months ended October 31, 2015, compared to net cash provided by financing activities of $105.8 million for the three months ended October 31, 2014. This decrease in net cash provided by financing activities was primarily due to a $48.6 million decrease in net credit facility and accounts receivable short term borrowings due to the decrease in working capital requirements resulting from the decrease in the wholesale cost of propane, a $21.7 million decrease in long-term borrowings, a $42.0 million decrease in proceeds from equity offerings, which were primarily used to fund acquisitions during the prior year period and a $10.2 million increase in distributions paid.

Distributions

Ferrellgas Partners paid a $0.5125 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $52.0 million during the three months ended October 31, 2015 in connection with the distributions declared for the three months ended July 31, 2015. The quarterly distribution of $0.5125 on all common units and the related general partner distribution for the three months ended October 31, 2015 totaling $50.7 million are expected to be paid on December 15, 2015 to holders of record on December 8, 2015.

Secured credit facility

As of October 31, 2015, we had total borrowings outstanding under our secured credit facility of $250.2 million, of which $154.8 million was classified as long-term debt. Additionally, Ferrellgas had $278.3 million of available borrowing capacity under our secured credit facility as of October 31, 2015.

Borrowings outstanding at October 31, 2015 under the secured credit facility had a weighted average interest rate of 3.3%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of October 31, 2015, the federal funds rate and Bank of America’s prime rate were 0.12% and 3.25%, respectively. As of October 31, 2015, the one-month and three-month Eurodollar Rates were 0.19% and 0.33%, respectively.

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

Letters of credit outstanding at October 31, 2015 totaled $71.5 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At October 31, 2015, we had remaining letter of credit capacity of $128.5 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of October 31, 2015, the rate was 2.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility decreased $16.0 million. We reduced our net funding by $2.0 million from this facility during the three months ended October 31, 2015 as compared to receiving net funding of $14.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of October 31, 2015, we had received cash proceeds of $68.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of October 31, 2015, the weighted average interest rate was 2.7%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit repurchase

On November 13, 2015, Ferrellgas Partners repurchased approximately 2.4 million common units from Jamex Marketing, LLC, funded by approximately $45.9 million in proceeds from the secured credit facility.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for the repurchase of common units as discussed above, and cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $52.5 million and $42.2 million during the three months ended October 31, 2015 and 2014, respectively. On November 13, 2015, the operating partnership distributed $46.8 million and $0.4 million to Ferrellgas Partners and the general partner, respectively, using proceeds from its secured credit facility. Ferrellgas Partners utilized these funds primarily to repurchase approximately 2.4 million common units from Jamex Marketing, LLC. The operating partnership expects to pay cash distributions of $59.2 million on December 15, 2015.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $63.1 million for the three months ended October 31, 2015, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Jamex Marketing, LLC, in connection with a ten-year transportation and logistics agreement, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the transportation and storage of crude oil by truck, terminal and pipeline. During the three months ended October 2015, Ferrellgas' total revenues and cost of sales from these transactions were $4.4 million and $0.6 million, respectively. The amounts due from and due to Jamex Marketing, LLC at October 31, 2015, were $1.6 million and $0.3 million, respectively.

See "Liquidity and Capital Resources - Financing Activities - Common unit repurchase" for discussion about the repurchase of common units from Jamex Marketing, LLC.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the three months ended
	December 1, 2015	October 31, 2015
Ferrell Companies (1)	22,529,361	$11,546
FCI Trading Corp. (2)	195,686	100
Ferrell Propane, Inc. (3)	51,204	26
James E. Ferrell (4)	4,763,475	2,441
James H. Ballengee (5)	7,157,171	4,891

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

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

(5)
Jamex Marketing, LLC is the unitholder of record of these common units. Jamex, LLC is the majority member of Jamex Marketing, LLC. Ballengee Interests, LLC is the majority member of Jamex, LLC. James H. Ballengee is the manager of each of Jamex, LLC, Jamex Marketing, LLC and Ballengee Interests, LLC. (On November 13, 2015 Ferrellgas Partners purchased 2.4 million common units from Jamex Marketing.)

During the three months ended October 31, 2015, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.1 million.

On December 15, 2015, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), James H. Ballengee (indirectly), and the general partner of $11.5 million, $0.1 million, $26 thousand, $2.4 million, $3.7 million and $0.5 million, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2015. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Our risk management activities also attempt to mitigate price risks related to the crude oil line fill we have in order to operate within the Pony Express pipeline. We attempt to mitigate these price risks through the use of financial derivative instruments.

Our risk management strategy involves taking positions in the financial markets that are equal to the forecasted line fill volume in order to minimize the risk of inventory price change. This risk management strategy locks in our sales price and is successful when our gains or losses on inventory are offset by our losses or gains in the financial markets. Our crude oil line fill financial derivatives are not designated as cash flow hedges.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2015 and July 31, 2015, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $13.0 million and $11.3 million as of October 31, 2015 and July 31, 2015, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At October 31, 2015, we had $318.2 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $1.4 million for the twelve months ending October 31, 2016. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent change in interest rates would result in a reduction to future earnings of $1.4 million for the twelve months ending October 31, 2016.

As discussed above, the following interest rate swaps are outstanding as of October 31, 2015, and are all designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May 2021	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug 2018	$175,000 and $100,000	Pay a fixed rate of 1.95% and receive a floating rate

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2015, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

The agreement between Bridger Logistics and its largest revenue customer may be impacted if a related supply agreement between the customer and a third party is terminated.

Bridger Logistics has a transportation and logistics agreement with its largest revenue customer pursuant to which it transports crude oil via rail and barge from the Bakken region to the customer’s Trainer refinery in Pennsylvania. The crude oil transported by Bridger Logistics under the agreement is supplied by Jamex Marketing, a third party marketing company, pursuant to a separate supply agreement between the marketing company and the refinery customer.  The supply agreement may be terminated by either party to the supply agreement if there is a default and that default is not cured within the applicable cure period.  The transportation and logistics agreement between Bridger Logistics and the refinery customer may be impacted if the supply agreement between Jamex Marketing and the refinery customer is terminated.  We do not have any control over the parties to the supply agreement, including any control over any actions or omissions by either party that could result in a right to terminate the supply agreement.  If the transportation and logistics agreement between Bridger Logistics and the refinery customer is terminated, Bridger Logistics’ cash flows would be adversely affected.

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

	3.1	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed September 29, 2015.
	3.2	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed September 29, 2015.
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

	3.8	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.
	3.9	Incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K filed September 29, 2015.
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

*		10.25	Employment agreement dated as of May 29, 2015 by and between Ferrellgas, Inc. as the company and Julio E. Rios, IIas the executive.
*		10.26	Employment agreement dated as of May 29, 2015 by and between Ferrellgas, Inc. as the company and Jeremy H. Gamboa as the executive.
*		10.27	Employment agreement dated as of May 28, 2015 by and between Ferrellgas, Inc. as the company and Thomas M. Van Buren as the executive.
*	@	10.28	Transportation Logistics Agreement, dated May 29, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C.
	#	10.29
Agreement and Release dated as of October 21, 2015 by and between Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P., Ferrellgas, L.P. and Boyd H. McGathey as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 22, 2015.

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
@
Exhibits and Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A list of these Exhibits and Schedules is included in the index of each Purchase and Sale Agreement. Ferrellgas agrees to furnish a supplemental copy of any such omitted Exhibit or Schedule to the SEC upon request.

	+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 9, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 9, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 9, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 9, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director