Form 10-Q
period 2016-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2016-03-10
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At February 29, 2016, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	98,002,665	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	January 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,754	$7,652
Accounts and notes receivable, net (including $190,063 and $123,791 of accounts receivable pledged as collateral at January 31, 2016 and July 31, 2015, respectively)	264,382	196,918
Inventories	92,488	96,754
Prepaid expenses and other current assets	57,134	64,285
Total current assets	425,758	365,609

Property, plant and equipment, net	966,995	965,217
Goodwill, net	445,659	478,747
Intangible assets (net of accumulated amortization of $406,004 and $375,119 at January 31, 2016 and July 31, 2015, respectively)	564,964	580,043
Assets held for sale	3,120	—
Other assets, net	74,985	74,440
Total assets	$2,481,481	$2,464,056

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$136,100	$83,974
Short-term borrowings	86,200	75,319
Collateralized note payable	119,000	70,000
Other current liabilities	150,934	180,687
Total current liabilities	492,234	409,980

Long-term debt	1,894,790	1,804,392
Other liabilities	40,335	41,975
Contingencies and commitments (Note L)

Partners' capital:
Common unitholders (98,002,665 and 100,376,789 units outstanding at January 31, 2016 and July 31, 2015, respectively)	143,655	299,730
General partner unitholder (989,926 and 1,013,907 units outstanding at January 31, 2016 and July 31, 2015, respectively)	(58,619)	(57,042)
Accumulated other comprehensive loss	(33,317)	(38,934)
Total Ferrellgas Partners, L.P. partners' capital	51,719	203,754
Noncontrolling interest	2,403	3,955
Total partners' capital	54,122	207,709
Total liabilities and partners' capital	$2,481,481	$2,464,056
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except unit data)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015

Revenues:
Propane and other gas liquids sales	$376,856	$560,867	$622,157	$955,228
Midstream operations	188,333	7,153	382,003	15,069
Other	84,049	97,953	116,224	139,031
Total revenues	649,238	665,973	1,120,384	1,109,328

Costs of sales:
Cost of sales - propane and other gas liquids sales	174,829	330,692	296,580	595,506
Cost of sales - midstream operations	148,443	2,219	302,047	4,187
Cost of sales - other	55,774	68,071	70,222	89,963
Operating expense	115,997	107,214	232,196	213,642
Depreciation and amortization expense	37,367	23,943	74,346	47,252
General and administrative expense	10,072	10,872	29,216	34,267
Equipment lease expense	7,278	5,795	14,310	11,327
Non-cash employee stock ownership plan compensation charge	3,141	3,788	8,397	8,162
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	2,524	1,414	17,441	2,375

Operating income	93,813	111,965	46,313	102,647

Interest expense	(34,730)	(24,375)	(68,518)	(48,287)
Other expense, net	(298)	(178)	(420)	(627)

Earnings (loss) before income taxes	58,785	87,412	(22,625)	53,733

Income tax expense	1,030	1,041	186	531

Net earnings (loss)	57,755	86,371	(22,811)	53,202

Net earnings (loss) attributable to noncontrolling interest	628	913	(145)	619

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	57,127	85,458	(22,666)	52,583

Less: General partner's interest in net earnings (loss)	571	11,955	(227)	526

Common unitholders' interest in net earnings (loss)	$56,556	$73,503	$(22,439)	$52,057

Basic and diluted net earnings (loss) per common unitholders' interest	$0.58	$0.89	$(0.23)	$0.63

Cash distributions declared per common unit	$0.5125	$0.50	$1.025	$1.00
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015

Net earnings (loss)	$57,755	$86,371	$(22,811)	$53,202
Other comprehensive income (loss):
Change in value of risk management derivatives	(11,504)	(45,127)	(11,120)	(59,024)
Reclassification of losses on derivatives to earnings, net	8,567	7,559	16,793	6,431
Foreign currency translation adjustment	—	—	—	(2)
Other comprehensive income (loss)	(2,937)	(37,568)	5,673	(52,595)
Comprehensive income (loss)	54,818	48,803	(17,138)	607
Less: Comprehensive income (loss) attributable to noncontrolling interest	597	536	(89)	88
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$54,221	$48,267	$(17,049)	$519
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive loss	Total Ferrellgas Partners, L.P. partners' capital		Total partners' capital
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder			Non-controlling interest
Balance at July 31, 2015	100,376.8	1,014.0	$299,730	$(57,042)	$(38,934)	$203,754	$3,955	$207,709
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	13,782	139	—	13,921	142	14,063
Distributions	—	—	(101,666)	(1,027)	—	(102,693)	(1,605)	(104,298)
Common unit repurchases	(2,385.8)	(24.2)	(45,934)	(464)	—	(46,398)	—	(46,398)
Exercise of common unit options	11.7	0.1	182	2	—	184	—	184
Net loss	—	—	(22,439)	(227)	—	(22,666)	(145)	(22,811)
Other comprehensive income	—	—	—	—	5,617	5,617	56	5,673
Balance at January 31, 2016	98,002.7	989.9	$143,655	$(58,619)	$(33,317)	$51,719	$2,403	$54,122
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2016	2015

Cash flows from operating activities:
Net earnings (loss)	$(22,811)	$53,202
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	74,346	47,252
Non-cash employee stock ownership plan compensation charge	8,397	8,162
Non-cash stock-based compensation charge	5,666	16,430
Goodwill impairment	29,316	—
Loss on disposal of assets and other	17,441	2,375
Change in fair value of contingent consideration	(100)	(6,300)
Provision for doubtful accounts	952	1,859
Deferred income tax expense	88	157
Other	2,531	1,698
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(77,498)	(96,797)
Inventories	4,280	13,696
Prepaid expenses and other current assets	9,066	(38,477)
Accounts payable	29,266	32,126
Accrued interest expense	(420)	47
Other current liabilities	(29,145)	(9,905)
Other assets and liabilities	2,652	(11,817)
Net cash provided by operating activities	54,027	13,708

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,718)	(68,655)
Capital expenditures	(39,461)	(29,413)
Proceeds from sale of assets	6,441	2,729
Other	(28)	—
Net cash used in investing activities	(45,766)	(95,339)

Cash flows from financing activities:
Distributions	(102,693)	(83,551)
Proceeds from issuance of long-term debt	92,959	90,643
Payments on long-term debt	(6,149)	(45,063)
Net additions to (reductions in) short-term borrowings	10,881	(2,088)
Net additions to collateralized short-term borrowings	49,000	84,000
Cash paid for financing costs	(398)	(204)
Noncontrolling interest activity	(1,575)	(501)
Repurchase of common units (including fees of $38)	(46,398)	—
Proceeds from exercise of common unit options	182	91
Proceeds from equity offering, (net of issuance costs of $0 and $52 for the six months ended January 31, 2016 and 2015, respectively)	—	41,948
Cash contribution from general partner in connection with common unit issuances	32	425
Net cash provided by (used in) financing activities	(4,159)	85,700

Effect of exchange rate changes on cash	—	(2)

Net change in cash and cash equivalents	4,102	4,067
Cash and cash equivalents - beginning of period	7,652	8,289
Cash and cash equivalents - end of period	$11,754	$12,356
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of January 31, 2016, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

•
Midstream operations consists of two reportable operating segments: crude oil logistics and water solutions. The crude oil logistics segment ("Bridger") primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger services include transportation through its operation of a fleet of trucks, tank trailers, railcars, pipeline injection stations and a barge. Bridger primarily operates in major oil and gas basins across the continental United States. Bridger also enters into crude oil purchase and sales arrangements. The salt water disposal wells within the water solutions segment are located in the Eagle Ford shale region of south Texas and are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water. In the oil and gas fields Ferrellgas services, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil from the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps.

Due to seasonality, the results of operations for the six months ended January 31, 2016 are not necessarily indicative of the results to be expected for a full fiscal year ending July 31, 2016.

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

(2)    Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas has determined that it has five reporting units for goodwill impairment testing purposes. Three of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess. We completed our last annual goodwill impairment test on January 31, 2016 and did not incur an impairment loss.
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

(3) Assets held for sale: Assets held for sale represent tractor trucks that have met the criteria of “held for sale” accounting. During the first quarter of fiscal 2016, Ferrellgas committed to a plan to sell certain trucks held by the Midstream operations - crude oil logistics segment. These assets were reclassified from "Vehicles, including transport trailers" to Assets held for sale in the accompanying balance sheet as of October 31, 2015. Ferrellgas ceased depreciation on these assets during October 2015. Assets held for sale are recorded at the lower of the carrying amount or fair value less costs to sell. See Note D – Supplemental financial statement information – for further discussion of these held for sale assets.

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

FASB Accounting Standard Update No. 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our current accounting policies.

FASB Accounting Standard Update No. 2016-02
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas is currently evaluating the impact of its pending adoption of ASU 2016-02 on the consolidated financial statements.

(5)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2016	2015
CASH PAID FOR:
Interest	$64,406	$46,440
Income taxes	$5	$267
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities incurred in connection with acquisitions	$426	$—
Change in accruals for property, plant and equipment additions	$22,860	$1,216

C. Business combinations

Ferrellgas records the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. An entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair values of the assets acquired and liabilities assumed in a business combination. The Bridger acquisition, which occurred during the year ended July 31, 2015 and is described below, is still within this measurement period, and as a result, the acquisition date fair values Ferrellgas recorded for the assets acquired and liabilities assumed are subject to change. Ferrellgas made certain adjustments during the six months ended January 31, 2016 to its estimates of the acquisition date fair values of the Bridger assets acquired and liabilities assumed.

On June 24, 2015, Ferrellgas acquired Bridger and formed a new midstream operations - crude oil logistics segment based near Dallas, Texas. Ferrellgas paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. The purchase agreement for the Bridger acquisition contemplates post-closing payments for certain working capital items. Ferrellgas is in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at January 31, 2016 remain subject to change to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Ferrellgas is currently determining the appropriate value of working capital acquired with the former owners of Bridger. Ferrellgas has preliminarily estimated the fair values of the assets acquired and liabilities assumed as follows:

	Estimated At
	January 31, 2016 (as adjusted)	July 31, 2015 (as initially reported)	Measurement period adjustments
Working capital	$(6,657)	$1,783	$(8,440)
Transportation equipment	293,491	293,491	—
Injection stations and pipelines	41,632	41,632	—
Goodwill	187,662	193,311	(5,649)
Customer relationships	277,100	261,811	15,289
Non-compete agreements	10,000	14,800	(4,800)
Trade names & trademarks	9,400	5,800	3,600
Office equipment	7,449	7,449	—
Other	2,375	2,375	—
Aggregate fair value of net assets acquired	$822,452	$822,452	$—

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

	For the three months ended January 31,	For the six months ended January 31,
	2015	2015
Revenue	$751,229	$1,279,841
Net earnings	83,344	46,826
Net earnings per common unitholders' interest	$0.85	$0.56
The unaudited pro forma consolidated data presented above has also been prepared as if the following transactions had been completed on August 1, 2014:

•	the issuance of senior secured notes in June 2015;

•	the sale of common units in June 2015 in a public offering; and

•	the issuance of common units to the seller in June 2015.

D. Supplemental financial statement information

Inventories consist of the following:

	January 31, 2016	July 31, 2015
Propane gas and related products	$60,248	$68,731
Crude oil	5,720	—
Appliances, parts and supplies	26,520	28,023
Inventories	$92,488	$96,754

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2016, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 102.7 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

		January 31,	July 31,
	Estimated Useful Lives	2016	2015
Land	Indefinite	$35,581	$34,389
Land improvements	2-20	13,441	13,249
Building and improvements	20	72,248	71,923
Vehicles, including transport trailers	8-20	213,038	228,646
Bulk equipment and district facilities	5-30	111,669	111,657
Tanks, cylinders and customer equipment	2-30	768,720	772,904
Salt water disposal wells and related equipment	2-30	52,095	38,460
Rail cars	30	173,513	150,235
Injection stations	20	32,178	37,619
Pipeline	15	4,074	4,074
Computer and office equipment	2-5	121,055	123,386
Construction in progress	n/a	23,503	16,841
		1,621,115	1,603,383
Less: accumulated depreciation		654,120	638,166
Property, plant and equipment, net		$966,995	$965,217

Other current liabilities consist of the following:

	January 31, 2016	July 31, 2015
Accrued interest	$16,861	$17,281
Accrued payroll	13,978	17,485
Customer deposits and advances	30,226	28,792
Price risk management liabilities	34,907	31,450
Other	54,962	85,679
Other current liabilities	$150,934	$180,687

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015
Operating expense	$43,881	$48,125	$84,225	$93,915
Depreciation and amortization expense	1,082	1,327	2,197	2,777
Equipment lease expense	6,486	5,713	12,915	10,578
	$51,449	$55,165	$99,337	$107,270

During the three month period ended October 31, 2015, Ferrellgas committed to a plan to dispose of certain assets in its Midstream operations - crude oil logistics segment. As of October 31, 2015, this plan resulted in 69 tractor trucks sold and 136 tractor trucks reclassified from "Vehicles, including transport trailers" to Assets held for sale and were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included significant unobservable inputs (Level 3 fair value). During the three month period ended January 31, 2016, 15 of these tractor trucks were sold, 69 were repurposed and reclassified to property, plant, and equipment as held for use within other Ferrellgas businesses, which constitutes a change in plan, and 52 tractor trucks remain classified as held for sale assets. Loss on disposal of assets and other during the three and six month periods ended January 31, 2016 consists of:

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015
Loss on assets held for sale	$—	$—	$12,112	$—
(Gain) loss on sale of assets held for sale	(468)	—	791	—
Loss on sale of assets	2,992	1,414	4,538	2,375
Loss on disposal of assets and other	$2,524	$1,414	$17,441	$2,375

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2016	July 31, 2015
Accounts receivable pledged as collateral	$190,063	$123,791
Accounts receivable	79,682	77,636
Other	426	307
Less: Allowance for doubtful accounts	(5,789)	(4,816)
Accounts and notes receivable, net	$264,382	$196,918

At January 31, 2016, $190.1 million of trade accounts receivable were pledged as collateral against $119.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2015, $123.8 million of trade accounts receivable were pledged as collateral against $70.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2016, the operating partnership had received cash proceeds of $119.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2015, the operating partnership had received cash proceeds of $70.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.9% and 2.3% as of January 31, 2016 and July 31, 2015, respectively.

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

During the three months ended January 31, 2016, Ferrellgas completed its annual impairment testing for goodwill by comparing the estimated fair value of each reporting unit to its respective carrying value. Ferrellgas estimated the fair values of the reporting units tested by weighing the market and income approaches. These approaches, which are based on significant unobservable inputs (Level 3 fair value), include numerous estimates and key assumptions, including forecasted cash flows, growth rates, discount rates and comparable multiples from other companies. Based on these tests, Ferrellgas determined that the estimated fair values of each reporting unit tested exceeded its respective carrying value, thus no impairments were recorded during the three months ended January 31, 2016.

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations - water solutions	Midstream operations - crude oil logistics	Total
Balance at July 31, 2015	$256,120	$29,316	$193,311	$478,747
Acquisitions	—	—	1,892	1,892
Measurement period adjustments	—	—	(5,649)	(5,649)
Dispositions	(15)	—	—	(15)
Impairment	—	(29,316)	—	(29,316)
Balance at January 31, 2016	$256,105	$—	$189,554	$445,659

G.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2016 and July 31, 2015, $86.2 million and $75.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of January 31, 2016, Ferrellgas had total borrowings outstanding under its secured credit facility of $311.6 million, of which $225.4 million was classified as long-term debt. As of July 31, 2015, Ferrellgas had total borrowings outstanding under its secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt. Borrowings outstanding at January 31, 2016 and July 31, 2015 under the secured credit facility had weighted average interest rates of 3.7% and 3.5%, respectively.

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

Letters of credit outstanding at January 31, 2016 totaled $72.0 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At January 31, 2016, Ferrellgas had remaining letter of credit capacity of $128.0 million. At July 31, 2015, Ferrellgas had remaining letter of credit capacity of $138.8 million.

H.  Partners' capital

As of January 31, 2016 and July 31, 2015, limited partner units were beneficially owned by the following:

	January 31, 2016	July 31, 2015
Public common unitholders (1)	63,983,547	63,294,168
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5) (7)	4,763,475	4,763,475
James H. Ballengee (6) (7)	6,479,392	9,542,895

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”
(2) Ferrell Companies is the owner of the general partner and is an approximate 23.0% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.2% at January 31, 2016.
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
(6) Jamex Marketing, LLC, is the unitholder of record of these common units, with whom Bridger regularly conducts business in their normal operations.
(7) Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D, or Section 16 SEC filing.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015
Public common unitholders	$32,442	$27,791	$64,881	$55,579
Ferrell Companies	11,546	11,265	23,092	22,530
FCI Trading Corp.	100	98	200	196
Ferrell Propane, Inc.	26	26	52	52
James E. Ferrell	2,441	2,179	4,882	4,358
James H. Ballengee	3,668	—	8,559	—
General partner	507	418	1,027	836
	$50,730	$41,777	$102,693	$83,551

On February 25, 2016, Ferrellgas Partners declared a cash distribution of $0.5125 per common unit for the three months ended January 31, 2016, which is expected to be paid on March 16, 2016. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$11,546
FCI Trading Corp.	100
Ferrell Propane, Inc.	26
James E. Ferrell (1)	2,441
James H. Ballengee (1)	3,321
General Partner	507

(1) Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D or Section 16 SEC filing.

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the six months ended January 31, 2016 and 2015.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2016, the general partner made non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

During the six months ended January 31, 2015, the general partner made cash contributions of $0.9 million and non-cash contributions of $0.5 million to Ferrellgas to maintain its effective 2% general partner interest.

I.    Fair value measurements

Derivative financial instruments, assets held for sale, goodwill impairment and contingent consideration

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2016 and July 31, 2015:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,890	$—	$3,890
Commodity derivatives	$—	$6,957	$—	$6,957
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,210)	$—	$(4,210)
Commodity derivatives	$—	$(42,745)	$—	$(42,745)

July 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,828	$—	$1,828
Commodity derivatives	$—	$4,655	$—	$4,655
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,748)	$—	$(4,748)
Commodity derivatives	$—	$(42,375)	$—	$(42,375)
Contingent consideration	$—	$—	$(100)	$(100)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended January 31, 2016:

Contingent consideration liability
Balance at July 31, 2015	$100
Increase in fair value related to accretion	—
Change in fair value included in earnings	(100)
Balance at January 31, 2016	$—

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

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2016 and July 31, 2015, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,608.3 million and $1,889.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2016, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges. During the six months ended January 31, 2015, Ferrellgas recognized a $0.2 million loss related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of January 31, 2016 and July 31, 2015:

	January 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$4,330	Other current liabilities	$25,956
Commodity derivatives-propane	Other assets, net	415	Other liabilities	8,011
Interest rate swap agreements	Prepaid expenses and other current assets	1,723	Other current liabilities	2,374
Interest rate swap agreements	Other assets, net	2,167	Other liabilities	1,836
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	4,945
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	2,201
Commodity derivatives- crude oil linefill	Prepaid expenses and other current assets	2,212	Other current liabilities	1,632
	Total	$10,847	Total	$46,955

	July 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$3,614	Other current liabilities	$27,929
Commodity derivatives-propane	Other assets, net	1,041	Other liabilities	12,034
Interest rate swap agreements	Prepaid expenses and other current assets	1,828	Other current liabilities	2,241
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,507
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	1,280
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	1,132
	Total	$6,483	Total	$47,123

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of January 31, 2016 and July 31, 2015, respectively:

	January 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$18,786	Other current liabilities	$—
	Other assets, net	12,483	Other liabilities	—
		$31,269		$—

	July 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$18,009	Other current liabilities	$15
	Other assets, net	11,786	Other liabilities	—
		$29,795		$15

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three and six months ended January 31, 2016 and 2015 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense	$505	$587	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense	$1,042	$1,043	$(4,550)	$(4,550)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and six months ended January 31, 2016 and 2015 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(10,760)	Cost of sales-propane and other gas liquids sales	$(7,813)	$—
Interest rate swap agreements	(744)	Interest expense	(754)	—
	$(11,504)		$(8,567)	$—

	For the three months ended January 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(42,910)	Cost of sales-propane and other gas liquids sales	$(7,360)	$—
Interest rate swap agreements	(2,217)	Interest expense	—	(199)
	$(45,127)		$(7,360)	$(199)

	For the six months ended January 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(9,175)	Cost of sales-propane and other gas liquids sales	$(15,262)	$—
Interest rate swap agreements	(1,945)	Interest expense	(1,531)	—
	$(11,120)		$(16,793)	$—

	For the six months ended January 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(55,668)	Cost of sales-propane and other gas liquids sales	$(6,232)	$—
Interest rate swap agreements	(3,356)	Interest expense	—	(199)
	$(59,024)		$(6,232)	$(199)

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three and six months ended January 31, 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended January 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil linefill	$2,992	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(3,696)	Operating expense

	For the six months ended January 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil linefill	$4,020	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(4,734)	Operating expense

Ferrellgas did not hold derivatives not designated as hedging instruments for the three and six months ended January 31, 2015.

The changes in derivatives included in AOCI for the six months ended January 31, 2016 and 2015 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2016	2015
Beginning balance	$(38,906)	$6,483
Change in value of risk management commodity derivatives	(9,175)	(55,668)
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	15,262	6,232
Change in value of risk management interest rate derivatives	(1,945)	(3,356)
Reclassification of gains and losses on interest rate hedges to interest expense	$1,531	$199
Ending balance	$(33,233)	$(46,110)

Ferrellgas expects to reclassify net losses related to the risk management commodity derivatives of approximately $21.6 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2016 and 2015, Ferrellgas had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2016, Ferrellgas had financial derivative contracts covering 3.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of January 31, 2016, Ferrellgas had financial derivative contracts covering 0.2 million barrels of diesel and 41 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of January 31, 2016, Ferrellgas had financial derivative contracts covering 0.4 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2016, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is zero.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Ferrellgas' debt rating. As of January 31, 2016, a downgrade in Ferrellgas' debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on January 31, 2016 and Ferrellgas had posted no collateral in the normal course of business related to such derivatives.

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

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015
Operating expense	$55,856	$59,142	$115,036	$110,262

General and administrative expense	$7,247	$8,068	$14,340	$14,665

In connection with the closing of the Bridger acquisition, Ferrellgas issued common units to Bridger Marketing, LLC (now known as Jamex Marketing, LLC) and entered into a ten-year transportation and logistics agreement (the "TLA") with Jamex Marketing, LLC. As of January 31, 2016, Jamex Marketing, LLC owned 6.6% (1) of Ferrellgas Partners' limited partners' interest. Jamex Marketing, LLC, in connection with the TLA, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the transportation and storage of crude oil by truck, terminal and pipeline. On November 13, 2015, Ferrellgas Partners, L.P repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million.

During the three and six months ended January 31, 2016, Ferrellgas' total revenues from these transactions were $5.7 million and $10.1 million, respectively. During the three and six months ended January 31, 2016, Ferrellgas' total cost of sales from these transactions were $1.0 million and $1.6 million, respectively. There was no activity for the three and six months ended January 31, 2015. The amounts due from and due to Jamex Marketing, LLC at January 31, 2016, were $1.5 million and $0.1 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2015, were $4.8 million and $4.2 million, respectively.

See additional discussions about transactions with the general partner and related parties in Note H – Partners’ capital.

(1) Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D, or Schedule 16 SEC filing.

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

M.    Net earnings per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed according to the incentive distribution rights in the Ferrellgas partnership agreement. Due to the seasonality of the propane business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows:

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was no dilutive effect resulting from this guidance based on basic and diluted net earnings per common unitholders' interest for both the three and six months ended January 31, 2016 or 2015.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net earnings (loss)	$56,556	$73,503	$(22,439)	$52,057

Weighted average common units outstanding - basic	98,334.4	82,716.9	99,355.6	82,448.3
Dilutive securities	0.9	7.4	—	8.0
Weighted average common units outstanding - diluted	98,335.3	82,724.3	99,355.6	82,456.3

Basic and diluted net (earnings) loss per common unitholders’ interest	$0.58	$0.89	$(0.23)	$0.63

N.    Segment reporting

Ferrellgas has two primary operations: propane and related equipment sales and midstream operations. These two operations result in three reportable operating segments: propane and related equipment sales, midstream operations - water solutions and midstream operations - crude oil logistics.

The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, goodwill impairment, loss on disposal of assets and other, other expense, net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments, acquisition and transition expenses and net earnings (loss) attributable to non-controlling interest. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, costs such as compensation for certain administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in Note B - Summary of Significant Accounting Policies.

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

The midstream operations - crude oil logistics segment primarily includes a domestic crude oil transportation and logistics provider with an integrated portfolio of midstream assets. These assets connect crude oil production in prolific unconventional resource plays to downstream markets. Bridger's truck, pipeline terminal, pipeline, rail and maritime assets form a comprehensive, fee-for-service business model, and substantially all of its cash flow is from fee-based commercial agreements. Bridger's fee-based business model generates income by providing crude oil transportation and logistics services on behalf of producers and end users of crude oil.

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

Following is a summary of segment information for the three and six months ended January 31, 2016 and 2015.

	Three months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$460,905	$183,793	$4,540	$—	$649,238
Direct costs (1)	338,795	155,072	5,461	11,581	510,909
Adjusted EBITDA	$122,110	$28,721	$(921)	$(11,581)	$138,329

	Three months ended January 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$658,820	$—	$7,153	$—	$665,973
Direct costs (1)	513,006	—	5,137	10,902	529,045
Adjusted EBITDA	$145,814	$—	$2,016	$(10,902)	$136,928

	Six months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$738,381	$373,166	$8,837	$—	$1,120,384
Direct costs (1)	580,672	319,642	10,237	22,605	933,156
Adjusted EBITDA	$157,709	$53,524	$(1,400)	$(22,605)	$187,228

	Six months ended January 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$1,094,259	$—	$15,069	$—	$1,109,328
Direct costs (1)	906,811	—	9,870	21,358	938,039
Adjusted EBITDA	$187,448	$—	$5,199	$(21,358)	$171,289

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

Following is a reconciliation of Ferrellgas' total segment performance measure to condensed consolidated net earnings:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$57,127	$85,458	$(22,666)	$52,583
Income tax expense	1,030	1,041	186	531
Interest expense	34,730	24,375	68,518	48,287
Depreciation and amortization expense	37,367	23,943	74,346	47,252
EBITDA	130,254	134,817	120,384	148,653
Non-cash employee stock ownership plan compensation charge	3,141	3,788	8,397	8,162
Non-cash stock-based compensation charge	(2,456)	318	5,666	16,430
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	2,524	1,414	17,441	2,375
Other expense, net	298	178	420	627
Change in fair value of contingent consideration	—	(4,500)	(100)	(6,300)
Severance costs	—	—	856	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	—	—	723
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	3,870	—	4,908	—
Acquisition and transition expenses	70	—	85	—
Net earnings (loss) attributable to noncontrolling interest	628	913	(145)	619
Adjusted EBITDA	$138,329	$136,928	$187,228	$171,289

Following are total assets by segment:

Assets	January 31, 2016	July 31, 2015
Propane and related equipment sales	$1,353,923	$1,295,831
Midstream operations - crude oil logistics	907,932	917,325
Midstream operations - water logistics	176,869	205,358
Corporate and unallocated	42,757	45,542
Total consolidated assets	$2,481,481	$2,464,056

Following are capital expenditures by segment:

	Six months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$8,588	$—	$195	$516	$9,299
Growth	16,035	26,638	8,478	—	51,151
Total	$24,623	$26,638	$8,673	$516	$60,450

	Six months ended January 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$8,873	$—	$350	$676	$9,899
Growth	14,324	—	2,910	—	17,234
Total	$23,197	$—	$3,260	$676	$27,133

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

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	January 31, 2016	July 31, 2015
ASSETS
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	17,535	17,485
Accumulated deficit	(17,535)	(17,485)
Total stockholder's equity	$1,000	$1,000
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015

General and administrative expense	$—	$—	$50	$150

Net loss	$—	$—	$(50)	$(150)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(50)	$(150)
Cash used in operating activities	(50)	(150)

Cash flows from financing activities:
Capital contribution	50	90
Cash provided by financing activities	50	90

Net change in cash	—	(60)
Cash - beginning of period	1,000	969
Cash - end of period	$1,000	$909
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	January 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,711	$5,600
Accounts and notes receivable, net (including $190,063 and $123,791 of accounts receivable pledged as collateral at January 31, 2016 and July 31, 2015, respectively)	264,382	196,918
Inventories	92,488	96,754
Prepaid expenses and other current assets	57,128	64,211
Total current assets	425,709	363,483

Property, plant and equipment, net	966,995	965,217
Goodwill, net	445,659	478,747
Intangible assets (net of accumulated amortization of $406,004 and $375,119 at January 31, 2016 and July 31, 2015, respectively)	564,964	580,043
Assets held for sale	3,120	—
Other assets, net	73,228	72,472
Total assets	$2,479,675	$2,459,962

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$136,100	$83,974
Short-term borrowings	86,200	75,319
Collateralized note payable	119,000	70,000
Other current liabilities	148,928	176,176
Total current liabilities	490,228	405,469

Long-term debt	1,712,790	1,622,392
Other liabilities	40,335	41,975
Contingencies and commitments (Note L)

Partners' capital:
Limited partner	267,236	425,105
General partner	2,731	4,339
Accumulated other comprehensive loss	(33,645)	(39,318)
Total partners' capital	236,322	390,126
Total liabilities and partners' capital	$2,479,675	$2,459,962
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015

Revenues:
Propane and other gas liquids sales	$376,856	$560,867	$622,157	$955,228
Midstream operations	188,333	7,153	382,003	15,069
Other	84,049	97,953	116,224	139,031
Total revenues	649,238	665,973	1,120,384	1,109,328

Costs of sales:
Cost of sales - propane and other gas liquids sales	174,829	330,692	296,580	595,506
Cost of sales - midstream operations	148,443	2,219	302,047	4,187
Cost of sales - other	55,774	68,071	70,222	89,963
Operating expense	115,997	107,214	232,196	213,645
Depreciation and amortization expense	37,367	23,943	74,346	47,252
General and administrative expense	9,674	10,872	28,818	34,267
Equipment lease expense	7,278	5,795	14,310	11,327
Non-cash employee stock ownership plan compensation charge	3,141	3,788	8,397	8,162
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	2,524	1,414	17,441	2,375

Operating income	94,211	111,965	46,711	102,644

Interest expense	(30,701)	(20,341)	(60,459)	(40,219)
Other expense, net	(298)	(178)	(420)	(627)

Earnings (loss) before income taxes	63,212	91,446	(14,168)	61,798

Income tax expense	1,025	1,037	181	526

Net earnings (loss)	$62,187	$90,409	$(14,349)	$61,272
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015

Net earnings (loss)	$62,187	$90,409	$(14,349)	$61,272
Other comprehensive income (loss):
Change in value of risk management derivatives	(11,504)	(45,127)	(11,120)	(59,024)
Reclassification of losses on derivatives to earnings, net	8,567	7,559	16,793	6,431
Foreign currency translation adjustment	—	—	—	(2)
Other comprehensive income (loss)	(2,937)	(37,568)	5,673	(52,595)
Comprehensive income (loss)	$59,250	$52,841	$(8,676)	$8,677
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	loss	capital

Balance at July 31, 2015	$425,105	$4,339	$(39,318)	$390,126
Contributions in connection with non-cash ESOP and stock-based compensation charges	13,921	142		14,063
Contributions in connection with acquisitions	(284)	—	—	(284)
Distributions	(157,302)	(1,605)	—	(158,907)
Net loss	(14,204)	(145)	—	(14,349)
Other comprehensive income	—	—	5,673	5,673
Balance at January 31, 2016	$267,236	$2,731	$(33,645)	$236,322
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(14,349)	$61,272
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	74,346	47,252
Non-cash employee stock ownership plan compensation charge	8,397	8,162
Non-cash stock-based compensation charge	5,666	16,430
Goodwill impairment	29,316	—
Loss on disposal of assets and other	17,441	2,375
Change in fair value of contingent consideration	(100)	(6,300)
Provision for doubtful accounts	952	1,859
Deferred income tax expense	88	157
Other	2,321	1,479
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(77,782)	(96,797)
Inventories	4,280	13,696
Prepaid expenses and other current assets	9,073	(38,426)
Accounts payable	29,266	32,126
Accrued interest expense	(420)	47
Other current liabilities	(26,685)	(9,904)
Other assets and liabilities	2,651	(11,817)
Net cash provided by operating activities	64,461	21,611

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,718)	(68,655)
Capital expenditures	(39,461)	(29,413)
Proceeds from sale of assets	6,441	2,729
Other	(28)	—
Net cash used in investing activities	(45,766)	(95,339)

Cash flows from financing activities:
Distributions	(158,907)	(92,332)
Contributions from partners	30	42,655
Proceeds from issuance of long-term debt	92,959	90,643
Payments on long-term debt	(6,149)	(45,063)
Net additions to (reductions in) short-term borrowings	10,881	(2,088)
Net additions to collateralized short-term borrowings	49,000	84,000
Cash paid for financing costs	(398)	(204)
Net cash provided by (used in) financing activities	(12,584)	77,611

Effect of exchange rate changes on cash	—	(2)

Net change in cash and cash equivalents	6,111	3,881
Cash and cash equivalents - beginning of period	5,600	8,283
Cash and cash equivalents - end of period	$11,711	$12,164
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise designated)
  (unaudited)
A.    Partnership organization and formation

Ferrellgas, L.P. is a limited partnership that owns and operates propane distribution and related assets, crude oil transportation and logistics services and salt water disposal wells in south Texas. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P.

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

•
Midstream operations consists of two reportable operating segments: crude oil logistics and water solutions. The crude oil logistics segment ("Bridger") primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger services include transportation through its operation of a fleet of trucks, tank trailers, railcars, pipeline injection terminals, and a barge. Bridger primarily operates in major oil and gas basins across the continental United States. Bridger also enters into crude oil purchase and sales arrangements. The salt water disposal wells within the water solutions segment are located in the Eagle Ford shale region of south Texas and are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water. In the oil and gas fields Ferrellgas, L.P. services, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil from the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps.

Due to seasonality, the results of operations for the six months ended January 31, 2016 are not necessarily indicative of the results to be expected for a full fiscal year ending July 31, 2016.

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

(2)    Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas, L.P. has determined that it has five reporting units for goodwill impairment testing purposes. Three of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess. We completed our last annual goodwill impairment test on January 31, 2016 and did not incur an impairment loss.
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

(3) Assets held for sale: Assets held for sale represent tractor trucks that have met the criteria of “held for sale” accounting. During the first quarter of fiscal 2016, Ferrellgas, L.P. committed to a plan to sell certain trucks held by the Midstream operations - crude oil logistics segment. These assets were reclassified from "Vehicles, including transport trailers" to Assets held for sale in the accompanying balance sheet as of October 31, 2015. Ferrellgas, L.P. ceased depreciation on these assets during October 2015. Assets held for sale are recorded at the lower of the carrying amount or fair value less costs to sell. See Note D – Supplemental financial statement information – for further discussion of these held for sale assets.

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

FASB Accounting Standard Update No. 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. Ferrellgas is currently evaluating the impact of our pending adoption of ASU 2015-11 on the consolidated financial statements. Ferrellgas, L.P. does not expect the adoption of this ASU to have a material impact on its current accounting policies.

FASB Accounting Standard Update No. 2016-02
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas, L.P. is currently evaluating the impact of our pending adoption of ASU 2016-02 on the consolidated financial statements.

(5)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2016	2015
CASH PAID FOR:
Interest	$56,558	$38,591
Income taxes	$—	$262
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities incurred in connection with acquisitions	$426	$—
Change in accruals for property, plant and equipment additions	$22,860	$1,216

C. Business combinations

Ferrellgas, L.P. records the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. An entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair values of the assets acquired and liabilities assumed in a business combination. The Bridger acquisition, which occurred during the year ended July 31, 2015 and is described below, is still within this measurement period, and as a result, the acquisition date fair values Ferrellgas, L.P. recorded for the assets acquired and liabilities assumed are subject to change. Ferrellgas, L.P. made certain adjustments during the six months ended January 31, 2016 to its estimates of the acquisition date fair values of the Bridger assets acquired and liabilities assumed.

On June 24, 2015, Ferrellgas Partners acquired Bridger and formed a new midstream operations - crude oil logistics segment based near Dallas, Texas. Ferrellgas paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. Ferrellgas Partners then contributed the Bridger assets and liabilities to Ferrellgas, L.P. The purchase agreement for the Bridger acquisition contemplates post-closing payments for certain working capital items. Ferrellgas, L.P. is in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at January 31, 2016 are subject to change. Ferrellgas, L.P. is currently determining the appropriate value of working capital acquired with the former owners of Bridger. Ferrellgas, L.P. has preliminarily estimated the fair values of the assets acquired and liabilities assumed as follows:

	Estimated At
	January 31, 2016 (as adjusted)	July 31, 2015 (as initially reported)	Measurement period adjustments
Working capital	$(6,657)	$1,783	$(8,440)
Transportation equipment	293,491	293,491	—
Injection stations and pipelines	41,632	41,632	—
Goodwill	187,662	193,311	(5,649)
Customer relationships	277,100	261,811	15,289
Non-compete agreements	10,000	14,800	(4,800)
Trade names & trademarks	9,400	5,800	3,600
Office equipment	7,449	7,449	—
Other	2,375	2,375	—
Aggregate fair value of net assets acquired	$822,452	$822,452	$—

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

	For the three months ended January 31,	For the six months ended January 31,
	2015	2015
Revenue	$751,229	$1,279,841
Net earnings	87,382	54,896

The unaudited pro forma consolidated data presented above has also been prepared as if the following transaction had been completed on August 1, 2014:

•	the issuance of senior secured notes in June 2015.

D.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2016	July 31, 2015
Propane gas and related products	$60,248	$68,731
Crude oil	5,720	—
Appliances, parts and supplies	26,520	28,023
Inventories	$92,488	$96,754

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2016, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 102.7 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

		January 31,	July 31,
	Estimated useful lives	2016	2015
Land	Indefinite	$35,581	$34,389
Land improvements	2-20	13,441	13,249
Building and improvements	20	72,248	71,923
Vehicles, including transport trailers	8-20	213,038	228,646
Bulk equipment and district facilities	5-30	111,669	111,657
Tanks, cylinders and customer equipment	2-30	768,720	772,904
Salt water disposal wells and related equipment	2-30	52,095	38,460
Rail cars	30	173,513	150,235
Injection stations	20	32,178	37,619
Pipeline	15	4,074	4,074
Computer and office equipment	2-5	121,055	123,386
Construction in progress	n/a	23,503	16,841
		1,621,115	1,603,383
Less: accumulated depreciation		654,120	638,166
Property, plant and equipment, net		$966,995	$965,217

Other current liabilities consist of the following:

	January 31, 2016	July 31, 2015
Accrued interest	$14,855	$15,275
Accrued payroll	13,978	17,485
Customer deposits and advances	30,226	28,792
Price risk management liabilities	34,907	31,450
Other	54,962	83,174
Other current liabilities	$148,928	$176,176

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015
Operating expense	$43,881	$48,125	$84,225	$93,915
Depreciation and amortization expense	1,082	1,327	2,197	2,777
Equipment lease expense	6,486	5,713	12,915	10,578
	$51,449	$55,165	$99,337	$107,270

During the three month period ended October 31, 2015, Ferrellgas, L.P. committed to a plan to dispose of certain assets in its Midstream operations - crude oil logistics segment. As of October 31, 2015, this plan resulted in 69 tractor trucks sold and 136 tractor trucks reclassified from "Vehicles, including transport trailers" to Assets held for sale and were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included significant unobservable inputs (Level 3 fair value). During the three month period ended January 31, 2016, 15 of these tractor trailers were sold, 69 were repurposed and reclassified to property, plant, and equipment as held for use within other Ferrellgas businesses, which constitutes a change in plan, and 52 tractor trucks remain classified as held for sale. Loss on disposal of assets and other during the three and six month periods ended January 31, 2016 consists of:

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015
Loss on assets held for sale	$—	$—	$12,112	$—
(Gain) loss on sale of assets held for sale	(468)	—	791	—
Loss on sale of assets	2,992	1,414	4,538	2,375
Loss on disposal of assets and other	$2,524	$1,414	$17,441	$2,375

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2016	July 31, 2015
Accounts receivable pledged as collateral	$190,063	$123,791
Accounts receivable	79,682	77,636
Other	426	307
Less: Allowance for doubtful accounts	(5,789)	(4,816)
Accounts and notes receivable, net	$264,382	$196,918

At January 31, 2016, $190.1 million of trade accounts receivable were pledged as collateral against $119.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2015, $123.8 million of trade accounts receivable were pledged as collateral against $70.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2016, Ferrellgas, L.P. had received cash proceeds of $119.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2015, Ferrellgas, L.P. had received cash proceeds of $70.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.9% and 2.3% as of January 31, 2016 and July 31, 2015, respectively.

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

During the three months ended January 31, 2016, Ferrellgas, L.P. completed its annual impairment testing for goodwill by comparing the estimated fair value of each reporting unit to its respective carrying value. Ferrellgas, L.P. estimated the fair values of the reporting units tested by weighing the market and income approaches. These approaches, which are based on significant unobservable inputs (Level 3 fair value), include numerous estimates and key assumptions, including forecasted cash flows, growth rates, discount rates and comparable multiples from other companies. Based on these tests, Ferrellgas, L.P. determined that the estimated fair values of each reporting unit tested exceeded its respective carrying value, thus no impairments were recorded during the three months ended January 31, 2016.

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations - water solutions	Midstream operations - crude oil logistics	Total
Balance at July 31, 2015	$256,120	$29,316	$193,311	$478,747
Acquisitions	—	—	1,892	1,892
Measurement period adjustments	—	—	(5,649)	(5,649)
Dispositions	(15)	—	—	(15)
Impairment	—	(29,316)	—	(29,316)
Balance at January 31, 2016	$256,105	$—	$189,554	$445,659

G.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2016 and July 31, 2015, $86.2 million and $75.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of January 31, 2016, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $311.6 million, of which $225.4 million was classified as long-term debt. As of July 31, 2015, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt. Borrowings outstanding at January 31, 2016 and July 31, 2015 under the secured credit facility had weighted average interest rates of 3.7% and 3.5%, respectively.

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

Letters of credit outstanding at January 31, 2016 totaled $72.0 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At January 31, 2016,

Ferrellgas, L.P. had remaining letter of credit capacity of $128.0 million. At July 31, 2015 Ferrellgas, L.P. had remaining letter of credit capacity of $138.8 million.

H.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015
Ferrellgas Partners	$105,339	$49,626	$157,302	$91,400
General partner	1,075	506	1,605	932
	$106,414	$50,132	$158,907	$92,332

On February 25, 2016, Ferrellgas, L.P. declared distributions for the three months ended January 31, 2016 to Ferrellgas Partners and the general partner of $50.7 million and $0.5 million, respectively, which are expected to be paid on March 16, 2016.

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the six months ended January 31, 2016 and 2015.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2016, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the six months ended January 31, 2015, the general partner made cash contributions of $0.4 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

I.    Fair value measurements

Derivative financial instruments, assets held for sale, goodwill impairment and contingent consideration

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2016 and July 31, 2015:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,890	$—	$3,890
Commodity derivatives	$—	$6,957	$—	$6,957
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,210)	$—	$(4,210)
Commodity derivatives	$—	$(42,745)	$—	$(42,745)

July 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,828	$—	$1,828
Commodity derivatives	$—	$4,655	$—	$4,655
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,748)	$—	$(4,748)
Commodity derivatives	$—	$(42,375)	$—	$(42,375)
Contingent consideration	$—	$—	$(100)	$(100)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended January 31, 2016:

Contingent consideration liability
Balance at July 31, 2015	$100
Increase in fair value related to accretion	—
Change in fair value included in earnings	(100)
Balance at January 31, 2016	$—
Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions. The fair value of the trucks classified as assets held for sale represents Ferrellgas, L.P.'s estimate of expected sales price less costs to sell. The fair value measurements used to determine this value of the assets held for sale were based on a market approach utilizing prices from prior transactions and third party pricing information.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2016 and July 31, 2015, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,446.3 million and $1,700.5 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activities

During the six months ended January 31, 2016 Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges. During the six months ended January 31, 2015, Ferrellgas, L.P. recognized a $0.2 million loss related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of January 31, 2016 and July 31, 2015:

	January 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$4,330	Other current liabilities	$25,956
Commodity derivatives-propane	Other assets, net	415	Other liabilities	8,011
Interest rate swap agreements	Prepaid expenses and other current assets	1,723	Other current liabilities	2,374
Interest rate swap agreements	Other assets, net	2,167	Other liabilities	1,836
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	4,945
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	2,201
Commodity derivatives- crude oil line-fill	Prepaid expenses and other current assets	2,212	Other current liabilities	1,632
	Total	$10,847	Total	$46,955

	July 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$3,614	Other current liabilities	$27,929
Commodity derivatives	Other assets, net	1,041	Other liabilities	12,034
Interest rate swap agreements	Prepaid expenses and other current assets	1,828	Other current liabilities	2,241
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,507
Derivatives not designated as hedging instruments
Commodity derivatives - vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	1,280
Commodity derivatives - vehicle fuel	Other assets, net	—	Other liabilities	1,132
	Total	$6,483	Total	$47,123

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of January 31, 2016 and July 31, 2015, respectively:

	January 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$18,786	Other current liabilities	$—
	Other assets, net	12,483	Other liabilities	—
		$31,269		$—

	July 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$18,009	Other current liabilities	$15
	Other assets, net	11,786	Other liabilities	—
		$29,795		$15

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of earnings for the three and six months ended January 31, 2016 and 2015 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense	$505	$587	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense	$1,042	$1,043	$(4,550)	$(4,550)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income for the three and six months ended January 31, 2016 and 2015 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(10,760)	Cost of sales-propane and other gas liquids sales	$(7,813)	$—
Interest rate swap agreements	(744)	Interest expense	(754)	—
	$(11,504)		$(8,567)	$—

	For the three months ended January 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(42,910)	Cost of sales-propane and other gas liquids sales	$(7,360)	$—
Interest rate swap agreements	(2,217)	Interest expense	—	(199)
	$(45,127)		$(7,360)	$(199)

	For the six months ended January 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(9,175)	Cost of sales-propane and other gas liquids sales	$(15,262)	$—
Interest rate swap agreements	(1,945)	Interest expense	(1,531)	—
	$(11,120)		$(16,793)	$—

	For the six months ended January 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(55,668)	Cost of sales-propane and other gas liquids sales	$(6,232)	$—
Interest rate swap agreements	(3,356)	Interest expense	—	(199)
	$(59,024)		$(6,232)	$(199)

The following tables provide a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of earnings for the three and six months ended January 31, 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended January 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil linefill	$2,992	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(3,696)	Operating expense

	For the six months ended January 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil linefill	$4,020	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(4,734)	Operating expense

Ferrellgas, L.P. did not hold derivatives not designated as hedging instruments for the three and six months ended January 31, 2015.

The changes in derivatives included in AOCI for the six months ended January 31, 2016 and 2015 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2016	2015
Beginning balance	$(38,906)	$6,483
Change in value of risk management commodity derivatives	(9,175)	(55,668)
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	15,262	6,232
Change in value of risk management interest rate derivatives	(1,945)	(3,356)
Reclassification of gains and losses on interest rate hedges to interest expense	$1,531	$199
Ending balance	$(33,233)	$(46,110)

Ferrellgas expects to reclassify net losses related to the risk management commodity derivatives of approximately $21.6 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2016 and 2015, Ferrellgas, L.P. had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2016, Ferrellgas, L.P. had financial derivative contracts covering 3.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of January 31, 2016, Ferrellgas, L.P. had financial derivative contracts covering 0.2 million barrels of diesel and 41 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of January 31, 2016, Ferrellgas, L.P. financial derivative contracts covering 0.4 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2016, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is zero.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. As of January 31, 2016, a downgrade in Ferrellgas, L.P.'s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on January 31, 2016 and Ferrellgas, L.P. had posted no collateral in the normal course of business related to such derivatives.

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

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015
Operating expense	$55,856	$59,142	$115,036	$110,262

General and administrative expense	$7,247	$8,068	$14,340	$14,665

In connection with the closing of the Bridger acquisition, Ferrellgas Partners, L.P. issued common units to Bridger Marketing, LLC (now known as Jamex Marketing, LLC) and Ferrellgas, L.P. entered into a ten-year transportation and logistics agreement (the "TLA") with Jamex Marketing, LLC. As a result of that issuance, As of January 31, 2016, Jamex Marketing, LLC owned 6.6% (1) of Ferrellgas Partners' limited partners' interest. Jamex Marketing, LLC, in connection with the TLA, enters into transactions with Ferrellgas, L.P. and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the transportation and storage of crude oil by truck, terminal and pipeline.

During the three and six months ended January 31, 2016, Ferrellgas L.P.'s total revenues from these transactions were $5.7 million and $10.1 million, respectively. During the three and six months ended January 31, 2016, Ferrellgas L.P.'s total cost of sales from these transactions were $1.0 million and $1.6 million, respectively. There was no activity for the three months ended January 31, 2015. The amounts due from and due to Jamex Marketing, LLC at January 31, 2016, were $1.5 million and $0.1 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2015, were $4.8 million and $4.2 million, respectively.

See additional discussions about transactions with the general partner and related parties in Note H – Partners’ capital.

(1) Beneficially owned limited partner units are based on the most recent Schedule 13G or Schedule 13D SEC filing.

L.    Contingencies and commitments
Litigation

Ferrellgas L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and crude oil. As a result, at any given time, Ferrellgas L.P. can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas L.P.

Ferrellgas L.P. has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits allege that Ferrellgas L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. Ferrellgas L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use. Ferrellgas L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case.  Ferrellgas L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

M.    Segment reporting

Ferrellgas, L.P. has two primary operations: propane and related equipment sales and midstream operations. These two operations result in three reportable operating segments: propane and related equipment sales, midstream operations - water solutions and midstream operations - crude oil logistics.

The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, goodwill impairment, loss on disposal of assets and other, other expense, net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments and acquisition and transition expenses. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, costs such as compensation for certain administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in Note B - Summary of Significant Accounting Policies.

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

Following is a summary of segment information for the three and six months ended January 31, 2016 and 2015.

	Three months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$460,905	$183,793	$4,540	$—	$649,238
Direct costs (1)	338,795	155,072	5,461	11,183	510,511
Adjusted EBITDA	$122,110	$28,721	$(921)	$(11,183)	$138,727

	Three months ended January 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$658,820	$—	$7,153	$—	$665,973
Direct costs (1)	513,006	—	5,137	10,902	529,045
Adjusted EBITDA	$145,814	$—	$2,016	$(10,902)	$136,928

	Six months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$738,381	$373,166	$8,837	$—	$1,120,384
Direct costs (1)	580,672	319,642	10,237	22,207	932,758
Adjusted EBITDA	$157,709	$53,524	$(1,400)	$(22,207)	$187,626

	Six months ended January 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Segment revenues	$1,094,259	$—	$15,069	$—	$1,109,328
Direct costs (1)	906,814	—	9,870	21,358	938,042
Adjusted EBITDA	$187,445	$—	$5,199	$(21,358)	$171,286

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

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net earnings:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Net earnings (loss)	$62,187	$90,409	$(14,349)	$61,272
Income tax expense	1,025	1,037	181	526
Interest expense	30,701	20,341	60,459	40,219
Depreciation and amortization expense	37,367	23,943	74,346	47,252
EBITDA	131,280	135,730	120,637	149,269
Non-cash employee stock ownership plan compensation charge	3,141	3,788	8,397	8,162
Non-cash stock-based compensation charge	(2,456)	318	5,666	16,430
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	2,524	1,414	17,441	2,375
Other expense, net	298	178	420	627
Change in fair value of contingent consideration	—	(4,500)	(100)	(6,300)
Severance costs	—	—	856	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	—	—	723
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	3,870	—	4,908	—
Acquisition and transition expenses	70	—	85	—
Adjusted EBITDA	$138,727	$136,928	$187,626	$171,286

Following are total assets by segment:

Assets	January 31, 2016	July 31, 2015
Propane and related equipment sales	$1,353,923	$1,291,737
Midstream operations - crude oil logistics	907,932	917,325
Midstream operations - water logistics	176,869	205,358
Corporate and unallocated	40,951	45,542
Total consolidated assets	$2,479,675	$2,459,962

Following are capital expenditures by segment:

	Six months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$8,588	$—	$195	$516	$9,299
Growth	16,035	26,638	8,478	—	51,151
Total	$24,623	$26,638	$8,673	$516	$60,450

	Six months ended January 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$8,873	$—	$350	$676	$9,899
Growth	14,324	—	2,910	—	17,234
Total	$23,197	$—	$3,260	$676	$27,133

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

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	January 31, 2016	July 31, 2015
ASSETS
Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	56,358	53,267
Accumulated deficit	(56,258)	(53,167)
Total stockholder's equity	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2016	2015	2016	2015

General and administrative expense	$41	$3,400	3,091	$3,560

Net loss	$(41)	$(3,400)	$(3,091)	$(3,560)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,091)	$(3,560)
Cash used in operating activities	(3,091)	(3,560)

Cash flows from financing activities:
Capital contribution	3,091	3,450
Cash provided by financing activities	3,091	3,450

Net change in cash	—	(110)
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$990
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

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;

•	“water solutions revenues” refers to fees charged for the processing and disposal of salt water as well as the sale of skimming oil;

•	"crude oil logistics revenues" refers to fees charged for crude oil transportation and logistics services on behalf of producers and end-users of crude oil;

•	"crude oil purchases and sales" refers to crude oil purchased and sold in connection with crude oil transportation and logistics services on behalf of producers and end-users of crude oil;

•	"crude oil hauled" refers to the crude oil volume in barrels transported through our operation of a fleet of trucks, tank trailers, rail cars and a barge;

•	“salt water volume” refers to the number of barrels of salt water processed at our disposal sites;

•
“skimming oil” refers to the oil collected from the process used at our salt water disposal wells through a combination of gravity and chemicals to separate crude oil that is dissolved in the salt water;

•	“Notes” refers to the notes of the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable;

•	"MBbls/d" refers to one thousand barrels per day; and

•	"Bridger acquisition" refers to our acquisition of Bridger Logistics, LLC in June 2015.

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

•	Ferrellgas Partners issued common units during both fiscal 2015 and 2016 and repurchased common units in fiscal 2016.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2016 and 2017 sales commitments and, as of January 31, 2016, have experienced net mark to market losses of approximately $29.2 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative propane purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2016, we estimate 60% of currently open financial derivative propane purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.
Midstream Operations
Crude oil logistics

Our crude oil logistics segment ("Bridger") primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger services include transportation through its operation of a fleet of trucks, tank trailers, railcars, pipeline injection terminals, and a barge. We primarily operate in major oil and gas basins across the continental United States. Our crude oil logistics segment also enters into crude oil purchase and sales arrangements. We manage our exposure to price fluctuations by using back-to-back contracts and financial hedging positions.

During the six months ended January 31, 2016, approximately 50% of Midstream Operations - Crude oil logistics' segment gross margin was generated from its largest customer and its supplier under take-or-pay arrangements with a minimum volume commitment. If the crude oil environment causes our customer and its supplier to stop transporting the minimum threshold amount of crude oil under this arrangement we would continue to collect our revenue under the pay portion of our contracts.

If commodity volatility leads to significant production declines in this segment’s truck transportation operating areas, demand for truck transportation services could decline and the prices we can charge for those operations could also decline. This could materially and adversely affect the results of operations and cash flows generated by this segment which in turn could result in goodwill, intangible assets, and long-lived asset impairments.

In addition, many energy companies have experienced significant declines in credit ratings and in cash flows as a result of the recent commodity price declines. If any of this segment’s customers or suppliers are negatively impacted by the commodity price and volume declines, those impacts may affect the collectability of the obligations under our contractual arrangements including minimum volume commitment contracts. Either such event would materially and adversely affect the results of operations and cash flows generated by this segment which in turn could result in future, material impairments.
Water solutions
We currently own and operate nine salt water disposal wells in and around the Eagle Ford shale in south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water. In the oil and gas fields Ferrellgas services, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil that is residual in the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps. Our revenue per barrel of salt water processed is derived from a blend of fees we charge our customers to dispose of salt water at our facilities and skimming oil sales. Our gross margin is highly dependent on crude oil production activity in the Eagle Ford shale and thus from the volume of salt water delivered to our wells for disposal. We may hedge the price of crude oil sales from a portion of our oil skimming activities, although we do not elect to qualify these transactions for hedge accounting.

Lower crude oil prices directly impacts revenues from our “skimming oil” process and also tends to reduce our customers’ new oil exploration and production spending levels. Reduced oil exploration and production spending levels by our customers can reduce the quantity of water processed at our disposal wells and can decrease the quantity of crude oil available for our “skimming oil” processes. Since mid-2014, crude oil prices have declined significantly and we do not expect these prices to rebound to their previous levels in the near future. Expectations about future prices and price volatility are important for determining the profitability of our “skimming oil” process as well as future oil exploration and production spending levels of our customers. As a result, many of our customers have reduced or delayed their oil and gas exploration and production spending, which in turn has reduced the demand for our services and additionally exerting downward pressure on the quantity of oil available for our “skimming oil” process. If the price of crude oil continues to decline or remain at current levels for an extended period of time we may continue to recognize operational losses which could in turn result in future, material impairment of intangible assets and long-lived assets.
Acquisitions

We completed multiple significant acquisitions during the year ended July 31, 2015. These acquisitions described below impact the comparability of our results of operations between our current and prior fiscal years.

•	In June 2015, we acquired Bridger Logistics, LLC and began operating our crude oil logistics segment.

•	In September 2014, we acquired two saltwater disposal facilities in the Eagle Ford shale play in Texas.

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

When considering any forward-looking statement, keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2015, under Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended October 31, 2015, and as set forth in "Part II, Item 1A" of this Quarterly Report on Form 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or to pay interest on the principal of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

Summary Discussion of Results of Operations:

For the three months ended January 31, 2016 and 2015

During the three months ended January 31, 2016, we generated net earnings attributable to Ferrellgas Partners L.P. of $57.1 million, compared to $85.5 million during the three months ended January 31, 2015.

Our propane and related products segment generated operating income of $97.8 million during the three months ended January 31, 2016, compared to $124.9 million during the three months ended January 31, 2015. Due to the seasonal nature of demand for propane, sales volumes of our propane and related products segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The primary reason for the decrease in the operating income during the three months ended January 31, 2016 compared to the three months ended January 31, 2015 was decreased gross margin related to decreased propane sales volumes. Propane volumes decreased primarily due to winter degree day temperatures that were 16% warmer than those in the prior year.

Our crude oil logistics segment began with the Bridger acquisition in June 2015. We generated operating income of $13.9 million during the three months ended January 31, 2016.

Our water solutions segment generated an operating loss of $4.8 million during the three months ended January 31, 2016, compared to operating income of $2.9 million earned during the three months ended January 31, 2015. Prior year results included income of $4.5 million related to a decrease in the fair value of contingent consideration that was not repeated in the current period. Additionally, the impact of a continued decrease in crude oil prices resulted in reductions in gross margin related to our crude oil sales from the skimming oil process. This continued decrease in crude oil prices resulted in a decrease in revenues, gross margin and operating income.

Corporate and other recognized an operating loss of $13.1 million during the three months ended January 31, 2016, compared to an operating loss of $15.8 million recognized during the three months ended January 31, 2015. The decrease in operating loss resulted primarily due to $2.3 million and $0.5 million of decreased non-cash stock based compensation charges classified as "General and administrative expense" and "Operating expense", respectively. Additionally, "Non-cash employee stock ownership plan compensation charge" decreased $0.6 million primarily due to a decrease in the market value of Ferrell Companies shares allocated to employees.

“Interest expense” for both Ferrellgas and the operating partnership increased $10.4 million primarily due to the issuance of new debt incurred to fund acquisitions and growth capital expenditures.

Distributable cash flow attributable to equity investors

Distributable cash flow attributable to equity investors decreased from $110.3 million in the prior period to $103.1 million in the current period primarily due a $23.7 million decrease in Adjusted EBITDA from our Propane and related products segment, $10.6 million increase in net cash interest expense paid, partially offset by $28.7 million in Adjusted EBITDA from our newly created Crude oil logistics segment.

Distributable cash flow excess

Distributable cash flow excess decreased from $66.8 million in the prior period to $50.8 million in the current period primarily due to the effect of an increase in common units issued in June 2015 in connection with the Bridger acquisition in fiscal 2015, partially offset by the effect of the repurchase of common units in November 2015.

For the six months ended January 31, 2016 and 2015

During the six months ended January 31, 2016, we generated a net loss attributable to Ferrellgas Partners L.P. of $22.7 million, compared to net earnings attributable to Ferrellgas Partners L.P. of $52.6 million during the six months ended January 31, 2015.

Our propane and related products segment generated operating income of $111.5 million during the six months ended January 31, 2016, compared to $145.5 million during the six months ended January 31, 2015. Due to the seasonal nature of demand for propane, sales volumes of our propane and related products segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The primary reason for the decrease in the operating income during the six months ended January 31, 2016 compared to the six months ended January 31, 2015 was decreased gross margin related to decreased propane sales volumes. Propane volumes decreased primarily due to winter degree day temperatures that were 16% warmer than those in the prior year.

Our crude oil logistics segment began with the Bridger acquisition in June 2015. We generated operating income of $11.7 million during the six months ended January 31, 2016.

Our water solutions segment generated an operating loss of $38.5 million during the six months ended January 31, 2016, compared to operating income of $4.6 million earned during the six months ended January 31, 2015. Current year results include an impairment charge of $29.3 million related to the write down of the entire goodwill related to the water solutions reporting unit. Prior year results included income of $6.2 million related to a decrease in the fair value of contingent consideration that was not repeated in the current period. Additionally, the impact of a continued decrease in crude oil prices resulted in reductions in gross margin related to our crude oil sales from the skimming oil process. This continued decrease in crude oil prices resulted in a decrease in revenues, gross margin and operating income.

Corporate and other recognized an operating loss of $38.4 million during the six months ended January 31, 2016, compared to an operating loss of $47.5 million recognized during the six months ended January 31, 2015. The decrease in operating loss resulted primarily due to $7.9 million and $2.9 million of decreased non-cash stock based compensation charges classified as "General and administrative expense" and "Operating expense", respectively.

“Interest expense” for both Ferrellgas and the operating partnership increased $20.2 million primarily due to the issuance of new debt incurred to fund acquisitions and growth capital expenditures.

Distributable cash flow attributable to equity investors

Distributable cash flow attributable to equity investors decreased from $117.9 million in the prior period to $114.3 million in the current period primarily due a $29.7 million decrease in Adjusted EBITDA from our Propane and related products segment, a $20.2 million increase in net cash interest expense paid and a $6.6 million decrease in Adjusted EBITDA from our Water solutions segment, partially offset by $53.5 million in Adjusted EBITDA from our newly created Crude oil logistics segment.

Distributable cash flow excess

Distributable cash flow excess decreased from $32.8 million in the prior period to $10.3 million in the current period primarily due to the effect of an increase in common units issued in June 2015 in connection with the Bridger acquisition in fiscal 2015, partially offset by the effect of the repurchase of common units in November 2015.

Consolidated Results of Operations

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2016	2015	2016	2015
Total revenues	$649,238	$665,973	$1,120,384	$1,109,328

Total cost of sales	379,046	400,982	668,849	689,656

Operating expense	115,997	107,214	232,196	213,642
Depreciation and amortization expense	37,367	23,943	74,346	47,252
General and administrative expense	10,072	10,872	29,216	34,267
Equipment lease expense	7,278	5,795	14,310	11,327
Non-cash employment stock ownership plan compensation charge	3,141	3,788	8,397	8,162
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	2,524	1,414	17,441	2,375
Operating income	93,813	111,965	46,313	102,647
Interest expense	(34,730)	(24,375)	(68,518)	(48,287)
Other expense, net	(298)	(178)	(420)	(627)
Earnings (loss) before income taxes	58,785	87,412	(22,625)	53,733
Income tax expense	1,030	1,041	186	531
Net earnings (loss)	57,755	86,371	(22,811)	53,202
Net earnings (loss) attributable to noncontrolling interest	628	913	(145)	619
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	57,127	85,458	(22,666)	52,583
Less: General partner's interest in net earnings (loss)	571	11,955	(227)	526
Common unitholders' interest in net earnings (loss)	$56,556	$73,503	$(22,439)	$52,057

Non-GAAP Financial Measures

Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, goodwill impairment, loss on disposal of assets and other, other expense, net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments, acquisition and transition expenses and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA, Adjusted EBITDA and distributable cash flow attributable to common unitholders for the three and six months ended January 31, 2016 and 2015, respectively:

	Three months ended January 31,		For the six months ended January 31,
(amounts in thousands)	2016	2015	2016	2015
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$57,127	$85,458	$(22,666)	$52,583
Income tax expense	1,030	1,041	186	531
Interest expense	34,730	24,375	68,518	48,287
Depreciation and amortization expense	37,367	23,943	74,346	47,252
EBITDA	130,254	134,817	120,384	148,653
Non-cash employee stock ownership plan compensation charge	3,141	3,788	8,397	8,162
Non-cash stock-based compensation charge	(2,456)	318	5,666	16,430
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	2,524	1,414	17,441	2,375
Other expense, net	298	178	420	627
Change in fair value of contingent consideration	—	(4,500)	(100)	(6,300)
Severance costs	—		856	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	—	—	723
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	3,870	—	4,908	—
Acquisition and transition expenses	70		85	—
Net earnings (loss) attributable to noncontrolling interest	628	913	(145)	619
Adjusted EBITDA	138,329	136,928	187,228	171,289
Net cash interest expense (a)	(33,905)	(23,287)	(66,407)	(46,177)
Maintenance capital expenditures (b)	(3,214)	(4,624)	(9,429)	(9,712)
Cash paid for taxes	(5)	(6)	(5)	(266)
Proceeds from asset sales	1,863	1,312	2,876	2,729
Distributable cash flow to equity investors (c)	103,068	110,323	114,263	117,863
Distributable cash flow attributable to general partner and non-controlling interest	2,061	2,206	2,285	2,357
Distributable cash flow attributable to common unitholders (d)	101,007	108,117	111,978	115,506
Less: Distributions paid to common unitholders	50,223	41,359	101,666	82,715
Distributable cash flow excess	$50,784	$66,758	$10,312	$32,791

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

Segment Operating Results for the three months ended January 31, 2016 and 2015

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions. We have recently entered the crude oil logistics business through our acquisition of Bridger in June 2015. For this reason, our results of operations for the three months ended January 31, 2016 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending July 31, 2016.

Propane and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane and related equipment sales segment for the periods indicated:

(amounts in thousands)
Three months ended January 31,	2016	2015	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail - Sales to End Users	189,460	215,996	(26,536)	(12)%
Wholesale - Sales to Resellers	60,781	81,310	(20,529)	(25)%
	250,241	297,306	(47,065)	(16)%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$276,722	$402,451	$(125,729)	(31)%
Wholesale - Sales to Resellers	87,703	127,164	(39,461)	(31)%
Other Gas Sales (a)	12,431	31,252	(18,821)	(60)%
Other	84,049	97,953	(13,904)	(14)%
Propane and related equipment revenues	$460,905	$658,820	$(197,915)	(30)%

Gross Margin -
Propane and other gas liquids sales: (b)
Retail - Sales to End Users (a)	$161,973	$189,538	$(27,565)	(15)%
Wholesale - Sales to Resellers (a)	40,054	40,637	(583)	(1)%
Other	28,275	29,882	(1,607)	(5)%
Propane and related equipment and other gross margin	230,302	260,057	(29,755)	(11)%
Operating expense	101,979	108,734	6,755	(6)%
Equipment lease expense	6,213	5,509	(704)	(13)%
Adjusted EBITDA	$122,110	$145,814	$(23,704)	(16)%

(a) Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b) Gross margin from Propane and other gas liquids sales represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.

Propane sales volumes during the three months ended January 31, 2016 decreased 16% or 47.1 million gallons, from that of the prior year period primarily due to 26.6 million and 20.5 million of decreased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2016 was approximately 16% warmer than that of the prior year period. We believe retail and wholesale customer sales volumes decreased due to the relatively warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended January 31, 2016 averaged 37% and 43% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.38 and $0.60 per gallon during the three months ended January 31, 2016 and 2015, respectively, while the wholesale market price at Conway, Kansas averaged $0.34 and $0.60 per gallon during the three months ended January 31, 2016 and 2015, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane resulted in a decrease in our sales price per gallon.

Additionally, propane prices decreased dramatically during the three months ended January 31, 2015 as compared to the relatively smaller decrease during the three months ended January 31, 2016. The average wholesale market price at Mt. Belvieu, Texas averaged $0.80 per gallon in November 2014 and declined 40% to an average of $0.48 per gallon in January 2015. Meanwhile, the average wholesale market price at Mt. Belvieu, Texas averaged $0.43 per gallon in November 2015 and declined 21% to an average of $0.34 per gallon in January 2016.

We believe a significant decrease in wholesale market price of propane within a reporting period could result in an increase in gross margin per gallon. During such periods, we could earn relatively greater gross margin per gallon as our ability to maintain sales price per gallon would not decline at the same rate as the corresponding decline in wholesale propane prices.

The significant drop in wholesale propane prices within the prior year quarter was not repeated in the current year quarter. Consequently, the gross margin per gallon expansion experienced in the prior year quarter was not repeated in the current quarter. We anticipate these lower average wholesale market prices may provide opportunities for increased gross margin per gallon in the future.

Revenues

Retail sales decreased $125.7 million compared to the prior year period. This decrease resulted primarily from a $76.3 million decrease in sales price per gallon and $49.4 million decreased sales volumes, as discussed above.

Wholesale sales decreased $39.5 million compared to the prior year period. This decrease resulted primarily from $20.3 million of decreased sales price per gallon and a $19.2 million decrease resulting from decreased sales volumes, as discussed above.

Other gas sales decreased $18.8 million compared to the prior year period primarily due to $12.0 million resulting from decreased sales volumes and $6.8 million of decreased sales price per gallon.

Other revenues decreased $13.9 million compared to the prior year period, primarily due to the timing of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $28.1 million compared to the prior year period. This decrease resulted primarily from a $19.3 million decrease in propane sales volumes and an $8.8 million decrease in gross margin per gallon, both as discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $23.7 million primarily due to a $28.1 million decrease in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $0.7 million increase in "Equipment lease expense" primarily due to the replacement of older vehicles, partially offset by a $6.8 million decrease in operating expense. Operating expense decreased primarily due to a $2.1 million decrease in performance-based incentive expenses, a $1.8 million decrease in vehicle fuel costs and a $1.1 million decrease in personnel related costs.

Midstream operations - Crude oil logistics

The following table summarizes the volume of product sold and hauled, as well as Adjusted EBITDA results of our crude oil logistics segment for the periods indicated:

(amounts in thousands)
Three months ended January 31,	2016	2015	Favorable (Unfavorable) Variance
Volumes (barrels):
Crude oil hauled	24,345	—	24,345	NM
Crude oil sold	1,593	—	1,593	NM

Revenues -
Crude oil logistics sales:	$183,793	$—	$183,793	NM

Gross margin (a)	38,066	—	38,066	NM
Operating, general, and administrative expenses (b)	9,258	—	(9,258)	NM
Equipment lease expense	87	—	(87)	NM
Adjusted EBITDA	$28,721	$—	$28,721	NM

(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.
(b) Operating, general, and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expenses include only certain items that were directly attributable to the crude oil logistics segment.

Our midstream operations - crude oil logistics began with our June 2015 acquisition of Bridger, therefore, there are no comparable results from fiscal 2015.

Revenues

We generated $112.5 million of revenues relating to the hauling of 24.3 million barrels of crude oil and $71.3 million of revenues relating to sales of 1.6 million of crude oil and associated fees.

Gross margin

We generated $35.0 million of gross margin relating to the hauling of crude oil and $3.1 million of gross margin relating to sales of crude oil and associated fees.

Adjusted EBITDA

Adjusted EBITDA of $28.7 million during three months ended January 31, 2016 was due to the $38.1 million of gross margin discussed above, partially offset by $9.3 million of operating, general and administrative expenses and $0.1 million of lease expense.

Midstream operations - Water solutions

The following table summarizes the volume of water processed and Adjusted EBITDA results of our water solutions segment for the periods indicated:

(amounts in thousands)
Three months ended January 31,	2016	2015	Favorable (Unfavorable) Variance
Salt water volume processed (barrels)	4,222	4,722	(500)	(11)%

Revenues -
Water solutions sales:	$4,540	$7,153	$(2,613)	(37)%

Gross margin (a)	1,998	4,934	(2,936)	(60)%
Operating expense	2,898	2,913	15	1%
Equipment lease expense	21	5	(16)	(320)%
Adjusted EBITDA	$(921)	$2,016	$(2,937)	NM

(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

Revenues

Our skimming oil and salt water disposal revenues decreased $2.6 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process and to a lesser extent the reduction in the oil skimming rate.

Gross margin

Our skimming oil and salt water gross margin decreased $2.9 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process and to a lesser extent the reduction in the oil skimming rate.

Adjusted EBITDA

Adjusted EBITDA decreased $2.9 million during three months ended January 31, 2016 primarily due to the $2.9 million decrease in gross margin discussed above.

Corporate & other

The following table summarizes the Adjusted EBITDA results of our corporate and other segment for the periods indicated:

(amounts in thousands)
Three months ended January 31,	2016	2015	Favorable (Unfavorable) Variance
General and administrative expenses	$10,624	$10,621	$(3)	—%
Equipment lease expense	957	281	(676)	(241)%
Adjusted EBITDA	$(11,581)	$(10,902)	$(679)	(6)%

The Adjusted EBITDA within "corporate and other" decreased by $0.7 million primarily due to a $1.0 million increase in personnel and other expenses, partially offset by reduced performance-based incentive expenses.

Segment Operating Results for the six months ended January 31, 2016 and 2015

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We have entered the crude oil logistics business through our acquisition of Bridger. For this reason, our results of operations for the six months ended January 31, 2016 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending July 31, 2016.
Propane and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane and related equipment sales segment for the periods indicated:

(amounts in thousands)
Six months ended January 31,	2016	2015	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail - Sales to End Users	300,433	340,143	(39,710)	(12)%
Wholesale - Sales to Resellers	111,347	143,245	(31,898)	(22)%
	411,780	483,388	(71,608)	(15)%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$425,308	$635,204	$(209,896)	(33)%
Wholesale - Sales to Resellers	172,155	245,738	(73,583)	(30)%
Other Gas Sales (a)	24,694	74,286	(49,592)	(67)%
Other	116,224	139,031	(22,807)	(16)%
Propane and related equipment other revenues	$738,381	$1,094,259	$(355,878)	(33)%

Gross Margin -
Propane and other gas liquids sales: (b)
Retail - Sales to End Users (a)	$243,070	$278,206	$(35,136)	(13)%
Wholesale - Sales to Resellers (a)	82,507	81,516	991	1%
Other	46,002	49,068	(3,066)	(6)%
Propane and related equipment gross margin	371,579	408,790	(37,211)	(9)%
Operating expense	201,277	210,657	9,380	4%
Equipment lease expense	12,593	10,685	(1,908)	(18)%
Adjusted EBITDA	$157,709	$187,448	$(29,739)	(16)%

(a) Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b) Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.

Propane sales volumes during the six months ended January 31, 2016 decreased 15% or 71.6 million gallons, from that of the prior year period primarily due to 39.7 million and 31.9 million of decreased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2016 was approximately 16% warmer than that of the prior year period. We believe retail and wholesale customer sales volumes decreased due to the relatively warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the six months ended January 31, 2016 averaged 49% and 56% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.41 and $0.81 per gallon during the six months ended January 31, 2016 and 2015, respectively, while the wholesale market price at Conway, Kansas averaged $0.36 and $0.81 per gallon during the six months ended January 31, 2016 and 2015, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane resulted in a decrease in our sales price per gallon.

Additionally, propane prices decreased dramatically during the six months ended January 31, 2015 as compared to the relatively smaller decrease during the six months ended January 31, 2016. The average wholesale market price at Mt. Belvieu, Texas averaged $1.02 per gallon in August 2014 and declined 53% to an average of $0.48 per gallon in January 2015. Meanwhile, the average wholesale market price at Mt. Belvieu, Texas averaged $0.37 per gallon in August 2015 and declined 8% to an average of $0.34 per gallon in January 2016.

We believe a significant decrease in wholesale market price of propane within a reporting period could result in an increase in gross margin per gallon. During such periods, we could earn relatively greater gross margin per gallon as our ability to maintain sales price per gallon would not decline at the same rate as the corresponding decline in wholesale propane prices.

The significant drop in wholesale propane prices within the prior year period was not repeated in the current year period. Consequently, the gross margin per gallon expansion experienced in the prior year was not repeated in the current year. We anticipate these lower average wholesale market prices may provide opportunities for increased gross margin per gallon in the future.

Revenues

Retail sales decreased $209.9 million compared to the prior year period. This decrease resulted primarily from a $135.7 million decrease in sales price per gallon and $74.2 million decreased sales volumes, as discussed above.

Wholesale sales decreased $73.6 million compared to the prior year period. This decrease resulted primarily from $43.8 million of decreased sales price per gallon and a $29.8 million decrease resulting from decreased sales volumes, as discussed above.

Other gas sales decreased $49.6 million compared to the prior year period primarily due to $27.3 million resulting from decreased sales volumes and $22.3 million of decreased sales price per gallon.

Other revenues decreased $22.8 million compared to the prior year period, primarily due to the timing of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $34.1 million compared to the prior year period. This decrease resulted primarily from a $26.9 million decrease in propane sales volumes and a $7.2 million decrease in gross margin per gallon, both as discussed above.

Gross margin - Other

Gross margin decreased $3.1 million primarily due to a $2.1 million decrease in miscellaneous fees billed to customers.

Adjusted EBITDA

Adjusted EBITDA decreased $29.7 million primarily due to a $34.1 million decrease in "Gross margin - Propane and other gas liquid sales", a $3.1 million decrease in "Gross margin - Other", each as discussed above, and a $1.9 million increase in "Equipment lease expense" primarily due to the replacement of older vehicles, partially offset by a $9.4 million decrease in operating expense. Operating expense decreased primarily due to a $4.0 million decrease in vehicle fuel costs, a $2.4 million reduction in performance-based incentive expenses and a $2.3 million reduction in other personnel costs.

Midstream operations - Crude oil logistics

The following table summarizes the volume of product sold and hauled, as well as Adjusted EBITDA results of our crude oil logistics segment for the periods indicated:

(amounts in thousands)
Six months ended January 31,	2016	2015	Favorable (Unfavorable) Variance
Volumes (barrels):
Crude oil hauled	48,609	—	48,609	NM
Crude oil sold	3,103	—	3,103	NM

Revenues -
Crude oil logistics sales:	$373,166	$—	$373,166	NM

Gross margin (a)	75,786	—	75,786	NM
Operating, general, and administrative expenses (b)	22,054	—	(22,054)	NM
Equipment lease expense	208	—	(208)	NM
Adjusted EBITDA	$53,524	$—	$53,524	NM

(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.
(b) Operating, general, and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expenses include only certain items that were directly attributable to the crude oil logistics segment.

Our midstream operations - crude oil logistics began with our June 2015 acquisition of Bridger, therefore, there are no comparable results from fiscal 2015.

Revenues

We generated $234.9 million of revenues relating to the hauling of 48.6 million barrels of crude oil and $138.3 million of revenues relating to sales of 3.1 million barrels of crude oil and associated fees.

Gross margin

We generated $71.4 million of gross margin relating to the hauling of crude oil and $4.4 million of gross margin relating to the sales of crude oil and associated fees.

Adjusted EBITDA

Adjusted EBITDA of $53.5 million during six months ended January 31, 2016 was due to the $75.8 million of gross margin discussed above, partially offset by $22.1 million of operating, general and administrative expenses and $0.2 million of lease expense.

Midstream operations - Water solutions

The following table summarizes the volume of water processed and Adjusted EBITDA results of our water solutions segment for the periods indicated:

(amounts in thousands)
Six months ended January 31,	2016	2015	Favorable (Unfavorable) Variance
Salt water volume processed (barrels)	8,956	8,719	237	3%

Revenues -
Water solutions sales:	$8,837	$15,069	$(6,232)	(41)%

Gross margin (a)	4,344	10,882	(6,538)	(60)%
Operating expense	5,703	5,673	(30)	(1)%
Equipment lease expense	41	10	(31)	(310)%
Adjusted EBITDA	$(1,400)	$5,199	$(6,599)	NM

(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

Revenues

Our skimming oil and salt water disposal revenues decreased $6.2 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process and to a lesser extent the reduction in the oil skimming rate.

Gross margin

Our skimming oil and salt water gross margin decreased $6.5 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process and to a lesser extent the reduction in the oil skimming rate.

Adjusted EBITDA

Adjusted EBITDA decreased $6.6 million during six months ended January 31, 2016 primarily due to the $6.5 million decrease in gross margin discussed above.

Corporate & other

The following table summarizes the Adjusted EBITDA results of our corporate and other segment for the periods indicated:

(amounts in thousands)
Six months ended January 31,	2016	2015	Favorable (Unfavorable) Variance
General and administrative expenses	$21,137	$20,726	$(411)	(2)%
Equipment lease expense	1,468	632	(836)	(132)%
Adjusted EBITDA	$(22,605)	$(21,358)	$(1,247)	(6)%

The Adjusted EBITDA within "corporate and other" decreased by $1.2 million primarily due to a $2.3 million increase in personnel and other expenses, offset by reduced performance-based incentive expenses.

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

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the twelve months ended January 31, 2016 to the twelve months ended October 31, 2015 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Changes in cash reserves approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Six months ended January 31, 2016	$114,263	$10,442	$103,821
For the year ended July 31, 2015	189,615	20,646	168,969
Less: Six months ended January 31, 2015	117,863	33,380	84,483
Twelve months ended January 31, 2016	$186,015	$(2,292)	$188,307	0.99

Twelve months ended October 31, 2015	193,270	14,008	179,262	1.08
Increase (decrease)	$(7,255)	$(16,300)	$9,045	(0.09)

For the twelve months ended January 31, 2016, distributable cash flow decreased $7.2 million compared to the twelve months ended October 31, 2015. Cash distributions paid increased $9.0 million primarily due to the issuance of 17.5 million common units during the twelve months ended January 31, 2016 in connection with the acquisition of Bridger, offset by a repurchase of 2.4 million units in November 2015. These changes resulted in a decrease in our distribution coverage ratio to 0.99 for the twelve months ended January 31, 2016 as compared to 1.08 for the twelve months ended October 31, 2015. Cash reserves, which we utilize to meet future anticipated expenditures, decreased by $2.3 million during the twelve months ended January 31, 2016 compared to an increase of $14.0 million in the twelve months ended October 31, 2015.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in our Annual Report on Form 10-K for fiscal 2015 entitled, “Item 1A. Risk Factors” and under Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the three months ended October 31, 2015, as well as any changes to these risk factors set forth in "Part II, Item 1A" of this Quarterly Report on From 10-Q, we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. On January 14, 2016, we executed a commitment increase supplement to our secured credit facility that increased the size of the facility from $600 million to $700 million. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

During periods of high volatility, our risk management activities may expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise our counterparties may not be able to fulfill their margin calls from us or may default on the settlement of positions with us.

Our working capital requirements are subject to, among other things, the price of propane and crude oil, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather, customer retention and purchasing patterns and other changes in the demand for propane and crude oil. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.

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

A quarterly distribution of $0.5125 will be paid on March 16, 2016 to all common units that were outstanding on March 9, 2016. This represents the third consecutive quarterly distribution of $0.5125 paid to our common unitholders following eighty-three consecutive quarterly distributions of $0.50 dating back to October 1994.

Our secured credit facility, publicly-held debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our secured credit and accounts receivable securitization facilities.

As of January 31, 2016, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2016. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•	significantly warmer than normal temperatures during the winter heating season;

•	continued depression of the energy commodity cost environment;

•	an unexpected downturn in business operations;

•	a change in customer retention or purchasing patterns due to economic or other factors in the United States; or

•	a material downturn in the credit and/or equity markets.

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of common units for general business purposes, which, among other things, may include the following: repayment of outstanding indebtedness; the redemption of any senior notes or other securities (other than common units) previously issued; working capital; capital expenditures; acquisitions, or other general business purposes. As of January 31, 2016, Ferrellgas Partners had issued 6.3 million common units from this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of January 31, 2016, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

In addition, we monitor the trading market for our outstanding debt securities and we may from time to time repurchase outstanding senior notes, whether in open market transactions or privately negotiated repurchases.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $54.0 million for the six months ended January 31, 2016, compared to net cash provided by operating activities of $13.7 million for the six months ended January 31, 2015. This increase in cash provided by operating activities was primarily due to a $34.8 million decrease in working capital requirements, a $14.5 million favorable impact in other assets, net, primarily due to margin funding requirements in the six months ended January 31, 2015 that was not repeated during the six month period ended January 31, 2016, offset by a $9.0 million decrease in cash flow from operations.

The decrease in working capital requirements for the six months ended January 31, 2016 compared to the six months ended January 31, 2015 was primarily due to a $47.5 million increase in prepaid expenses and other current assets primarily due to margin deposits made toward price risk management activities during the six months ended January 31, 2015 that was not repeated during the six month period ended January 31, 2016, and a $19.3 million decrease in accounts receivable resulting primarily from decreased volumes and decreased prices of propane. These decreases in working capital requirements were partially offset by a $19.2 million decrease in other current liabilities due in part to settlement of outstanding litigation and a $9.4 million decrease in inventory resulting from a decrease in the wholesale price of propane as well as the timing of inventory purchases.

The decrease in cash flow from operations is primarily due to a $31.9 million increase in gross margin, as discussed above by segment, partially offset by an $18.6 million increase in operating expenses and a $20.2 million increase in "Interest expense".

The operating partnership

Net cash provided by operating activities was $64.5 million for the six months ended January 31, 2016, compared to net cash provided by operating activities of $21.6 million for the six months ended January 31, 2015. This increase in cash provided by operating activities was primarily due to a $37.0 million decrease in working capital requirements, a $14.5 million favorable impact in other assets, net, primarily due to margin funding requirements in the six months ended January 31, 2015 that was not repeated during the six month period ended January 31, 2016, offset by a $8.6 million decrease in cash flow from operations.

The decrease in working capital requirements for the six months ended January 31, 2016 compared to the six months ended January 31, 2015 was primarily due to a $47.5 million increase in prepaid expenses and other current assets primarily due to margin deposits made toward price risk management activities during the six months ended January 31, 2015 that was not repeated during the six month period ended January 31, 2016, and a $19.0 million decrease in accounts receivable resulting primarily from decreased volumes and decreased prices of propane. These decreases in working capital requirements were partially offset by a $16.8 million decrease in other current liabilities due in part to settlement of outstanding litigation and a $9.4 million decrease in inventory resulting from a decrease in the wholesale price of propane as well as the timing of inventory purchases.

The decrease in cash flow from operations is primarily due to a $31.9 million increase in gross margin, as discussed above by segment, partially offset by an $18.6 million increase in operating expenses and a $20.2 million increase in "Interest expense".

Investing Activities

Capital Requirements

Our business requires continual investments to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital expenditures for our business consist primarily of:

•
Maintenance capital expenditures. These capital expenditures include expenditures for betterment and replacement of property, plant and equipment rather than to generate incremental distributable cash flow. Examples of maintenance capital expenditures include a routine replacement of a worn-out asset or replacement of major vehicle components.

•
Growth capital expenditures. These expenditures are undertaken primarily to generate incremental distributable cash flow. Examples include expenditures for purchases of both bulk and portable propane tanks, rail cars and other equipment to facilitate expansion of our customer base and operating capacity.

Net cash used in investing activities was $45.8 million for the six months ended January 31, 2016, compared to net cash used in investing activities of $95.3 million for the six months ended January 31, 2015. This decrease in net cash used in investing activities is due to a decrease of $55.9 million in "Business acquisitions, net of cash acquired" partially offset by a $10.0 million increase in "Capital expenditures".

The decrease in cash used for "Business acquisitions, net of cash acquired" is attributable to our acquisition of salt water disposal assets during the six months ended January 31, 2015, partially offset by acquisition activity during the six months ended January 31, 2016.

The increase in "Capital expenditures" is primarily due to a $9.3 million increase in Midstream operations growth projects.

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

Financing Activities

Net cash used in financing activities was $4.2 million for the six months ended January 31, 2016, compared to net cash provided by financing activities of $85.7 million for the six months ended January 31, 2015. This decrease in cash flows from financing activities was primarily due to a $42.0 million decrease in proceeds from equity offerings, which were primarily used to fund acquisitions during the prior year period, a $19.1 million increase in distributions paid, a $22.0 million decrease in net credit facility and accounts receivable short term borrowings due to the decrease in working capital requirements resulting from the decrease in the wholesale cost of propane. The $46.4 million repurchase of common units during the current year was financed by borrowings reflected in the net increase of $41.2 million in long-term borrowings.

Distributions

Ferrellgas Partners paid a $0.5125 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $102.7 million during the six months ended January 31, 2016 in connection with the distributions declared for the three months ended October 31, 2015 and July 31, 2015. The quarterly distribution of $0.5125 on all common units and the related general partner distribution for the three months ended January 31, 2016 totaling $50.7 million are expected to be paid on March 16, 2016 to holders of record on March 9, 2016.

Secured credit facility

On January 14, 2016, our operating partnership, Ferrellgas, L.P., executed a commitment increase supplement to its secured credit facility that increased the size of this facility from $600 million to $700 million. The commitment increase supplement did not change the interest rate or maturity date of the secured credit facility which remains at October, 2018.

As of January 31, 2016, we had total borrowings outstanding under our secured credit facility of $311.6 million, of which $225.4 million was classified as long-term debt. Additionally, Ferrellgas had $316.4 million of available borrowing capacity under our secured credit facility as of January 31, 2016. However, the debt incurrence limitation covenant under this facility limits additional borrowings to $162.1 million as of January 31, 2016.

Borrowings outstanding at January 31, 2016 under the secured credit facility had a weighted average interest rate of 3.7%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate; or (iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of January 31, 2016, the federal funds rate and Bank of America’s prime rate were 0.34% and 3.50%, respectively. As of January 31, 2016, the one-month and three-month Eurodollar Rates were 0.48% and 0.70%, respectively.

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

Letters of credit outstanding at January 31, 2016 totaled $72.0 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At January 31, 2016, we had remaining letter of credit capacity of $128.0 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of January 31, 2016, the rate was 2.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

Ferrellgas Receivables, LLC is a consolidated subsidiary. Expenses associated with accounts receivable securitization transactions are recorded in “Interest expense” in the condensed consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are recorded in “Cash flows from financing activities” in the condensed consolidated statements of cash flows.

Cash flows from our accounts receivable securitization facility decreased $35.0 million. We received net funding of $49.0 million from this facility during the six months ended January 31, 2016 as compared to receiving net funding of $84.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of January 31, 2016, we had received cash proceeds of $119.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of January 31, 2016, the weighted average interest rate was 2.9%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit repurchase

On November 13, 2015, Ferrellgas Partners repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million. Ferrellgas paid a total of approximately $1.0 million to the general partner in connection with this transaction. Both transactions were financed by borrowings on our secured credit facility.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for the repurchase of common units as discussed above, and cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $158.9 million and $92.3 million during the six months ended January 31, 2016 and 2015, respectively. On November 13, 2015, the operating partnership distributed $46.8 million and $0.4 million to Ferrellgas Partners and the general partner, respectively, using proceeds from its secured credit facility. Ferrellgas Partners utilized these funds primarily to repurchase approximately 2.4 million common units from Jamex Marketing, LLC. The operating partnership expects to pay cash distributions of $51.3 million on March 16, 2016.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee of the Board of Directors of our general partner. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.  Additional information regarding Ferrellgas’ critical accounting estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended July 31, 2015.

As discussed in Item 7 of our Annual Report on Form 10-K for the year ended July 31, 2015, we have identified goodwill impairment as a critical accounting estimate due to the degree of judgment inherent in testing our reporting units for impairment testing.  We have five reporting units, of which three have goodwill that is subject to at least an annual goodwill impairment test.

In the first step of the test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of evaluation.  To the extent a reporting unit’s carrying value exceeds it fair value, the second step of the impairment test must be performed.  In the second step, the implied fair value of the goodwill is determined by calculating the excess, if any, of the reporting unit’s fair value over the fair value of all of its assets (including any unrecognized intangible assets) and liabilities.  If the carrying value of goodwill is greater than the implied fair value of goodwill, that excess is recorded as an impairment charge.

During the three months ended January 31, 2016, we completed the annual impairment test for our Retail, Products and Midstream - crude oil logistics reporting units.  We estimated the fair values of the reporting units tested by weighing the market and income approaches.  These approaches, which are based on significant unobservable inputs, include numerous estimates and key assumptions, including forecasted cash flows, discount rates, growth rates and comparable multiples from other companies and require us to make certain estimates regarding economic factors and the future profitability of our business.  Although we believe our assumptions are reasonable, if actual results vary from our estimates, we may suffer material impairments in future periods.

Based on these tests, we determined that the estimated fair values of each reporting unit exceeded its respective carrying value, thus no impairments were recorded during the three months ended January 31, 2016.  We applied a hypothetical 10% decline in the fair value of each of our reporting units, which as of our testing date would not have triggered additional impairment testing.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $129.4 million for the six months ended January 31, 2016, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Jamex Marketing, LLC, in connection with a ten-year transportation and logistics agreement, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the transportation and storage of crude oil by truck, terminal and pipeline. During the three and six months ended January 31, 2016, Ferrellgas' total revenues from these transactions were $5.7 million and $10.1 million, respectively. During the three and six months ended January 31, 2016, Ferrellgas' total cost of sales from these transactions were $1.0 million and $1.6 million, respectively. There was no activity for the three and six months ended January 31, 2015. The amounts due from and due to Jamex Marketing, LLC at January 31, 2016, were $1.5 million and $0.1 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2015, were $4.8 million and $4.2 million, respectively.

See "Liquidity and Capital Resources - Financing Activities - Common unit repurchase" for discussion about the repurchase of common units from Jamex Marketing, LLC.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the six months ended
	January 31, 2016	January 31, 2016
Ferrell Companies (1)	22,529,361	$23,092
FCI Trading Corp. (2)	195,686	200
Ferrell Propane, Inc. (3)	51,204	52
James E. Ferrell (4) (6)	4,763,475	4,882
James H. Ballengee (5) (6)	6,479,392	8,559

(1) Ferrell Companies is the owner of the general partner and is an approximate 23.0% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of

Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.2% at January 31, 2016.
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
(5) Jamex Marketing, LLC, is the unitholder of record of these common units, with whom Bridger regularly conducts business in their normal operations.
(6) Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D or Section 16 SEC filing.

During the six months ended January 31, 2016, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.6 million.

On March 16, 2016, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), James H. Ballengee (indirectly), and the general partner of $11.5 million, $0.1 million, $26 thousand, $2.4 million, $3.7 million and $0.5 million, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2016. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Our risk management activities also attempt to mitigate price risks related to our crude oil line fill and inventory. We attempt to mitigate these price risks through the use of financial derivative instruments.

Our risk management strategy involves taking positions in the financial markets that are equal to the forecasted crude oil line fill and inventory volume in order to minimize the risk of inventory price change. This risk management strategy locks in our sales price and is successful when our gains or losses on inventory are offset by our losses or gains in the financial markets. Our crude oil line fill financial derivatives are not designated as cash flow hedges.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2016 and July 31, 2015, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $11.4 million and $11.3 million as of January 31, 2016 and July 31, 2015, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

Credit risk

We maintain credit policies with regard to our counterparties that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines.

These counterparties consist of major energy companies who are suppliers, marketers, wholesalers, retailers, end users and financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may be similarly impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

Interest rate risk

At January 31, 2016, we had $430.6 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $2.6 million for the twelve months ending January 31, 2016. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent change in interest rates would result in a reduction to future earnings of $1.4 million for the twelve months ending January 31, 2016.

As discussed above, the following interest rate swaps are outstanding as of January 31, 2016, and are all designated as hedges for accounting purposes:

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2016, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Other than changes that have resulted or may result from our business combination during the year ended July 31, 2015, as discussed below, there have been no changes in our internal control over financial reporting (as defined in Rule 13(a) - 15(f) of the Exchange Act) during the most recent fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We acquired Bridger Logistics, LLC on June 24, 2015, as described in Note C - Business Combinations to our condensed consolidated financial statements. At this time, we continue to evaluate the business and internal controls and processes of Bridger Logistics, LLC and are making various changes to its operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over this acquired business. Our evaluation and integration efforts related to those operations have continued into fiscal 2016.

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

                We have been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

                In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2015 filed with the SEC on September 29, 2015 and under Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the three months ended October 31, 2015 filed with the SEC on December 9, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 13, 2015 Ferrellgas Partners, L.P repurchased approximately 2.4 million common units from Jamex Marketing, LLC, funded by approximately $45.9 million in proceeds from the secured credit facility.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2015	2,385,724	$19.24	—	—
December 1 - December 31, 2015	—	—	—	—
January 1 - January 31, 2015	—	—	—	—

.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

	Exhibit Number	Description
@	2.1
Purchase and Sale Agreement, dated May 29, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 1, 2015.

	3.1	Certificate of Limited Partnership of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed September 29, 2015.
3.2
Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-3 filed March 6, 2009.

3.3
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of March 8, 2005. Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-3 filed March 6, 2009.

3.4
Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of June 29, 2005. Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-3 filed March 6, 2009.

3.5
Third Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our registration statement on Form S-3 filed March 6, 2009.

3.6
Certificate of Incorporation of Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

	3.7	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.
	3.8	Certificate of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K filed September 29, 2015.
3.9
Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of April 7, 2004. Incorporated by reference to Exhibit 3.5 to our registration statement on Form S-3 filed March 6, 2009.

3.10
Certificate of Incorporation of Ferrellgas Finance Corp. filed with the Delaware Division of Corporations on January 16, 2003. Incorporated by reference to Exhibit 3.8 to our registration statement on Form S-3 filed March 6, 2009.

	3.11	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.
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

	#	10.22
Agreement and Release dated as of January 27, 2015 by and between Ferrellgas, Inc. as the company and J. Ryan VanWinkle as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 28, 2015.

	#	10.23	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed September 29, 2015.
	#	10.24
Employment agreement dated as of July 10, 2015 by and between Ferrellgas, Inc. as the company and Alan C. Heitmann as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 15, 2015.

	#	10.25
Employment agreement dated as of May 29, 2015 by and between Ferrellgas, Inc. as the company and Julio E. Rios, II as the executive. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed September 29, 2015.

	#	10.26
Employment agreement dated as of May 29, 2015 by and between Ferrellgas, Inc. as the company and Jeremy H. Gamboa as the executive. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed September 29, 2015.

	#	10.27
Employment agreement dated as of May 28, 2015 by and between Ferrellgas, Inc. as the company and Thomas M. Van Buren as the executive. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed September 29, 2015.

	+	10.28
Transportation Logistics Agreement, dated May 29, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed September 29, 2015.

	#	10.29
Agreement and Release dated as of October 21, 2015 by and between Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P., Ferrellgas, L.P. and Boyd H. McGathey as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 22, 2015.

		10.30
Common Unit Repurchase Agreement, dated as of November 13, 2015, by and between Jamex Marketing, LLC and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 13, 2015.

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

	+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 10, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 10, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 10, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 10, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director