Form 10-Q
period 2016-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2016-06-08
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At April 30, 2016, the registrants had common units or shares of common stock outstanding as follows:

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	April 30, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,266	$7,652
Accounts and notes receivable, net (including $134,538 and $123,791 of accounts receivable pledged as collateral at April 30, 2016 and July 31, 2015, respectively)	192,704	196,918
Inventories	87,739	96,754
Prepaid expenses and other current assets	35,857	64,285
Total current assets	322,566	365,609

Property, plant and equipment, net	981,453	965,217
Goodwill, net	446,333	478,747
Intangible assets (net of accumulated amortization of $421,475 and $375,119 at April 30, 2016 and July 31, 2015, respectively)	551,372	580,043
Assets held for sale	845	—
Other assets, net	70,280	74,440
Total assets	$2,372,849	$2,464,056

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$78,063	$83,974
Short-term borrowings	9,071	75,319
Collateralized note payable	77,000	70,000
Other current liabilities	161,394	180,687
Total current liabilities	325,528	409,980

Long-term debt	1,960,331	1,804,392
Other liabilities	33,347	41,975
Contingencies and commitments (Note L)

Partners' capital:
Common unitholders (98,002,665 and 100,376,789 units outstanding at April 30, 2016 and July 31, 2015, respectively)	122,740	299,730
General partner unitholder (989,926 and 1,013,907 units outstanding at April 30, 2016 and July 31, 2015, respectively)	(58,829)	(57,042)
Accumulated other comprehensive loss	(12,709)	(38,934)
Total Ferrellgas Partners, L.P. partners' capital	51,202	203,754
Noncontrolling interest	2,441	3,955
Total partners' capital	53,643	207,709
Total liabilities and partners' capital	$2,372,849	$2,464,056
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except unit data)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015

Revenues:
Propane and other gas liquids sales	$338,929	$445,667	$961,086	$1,400,895
Midstream operations	105,424	5,293	487,427	20,362
Other	65,119	81,591	181,343	220,622
Total revenues	509,472	532,551	1,629,856	1,641,879

Costs of sales:
Cost of sales - propane and other gas liquids sales	152,261	253,684	448,841	849,190
Cost of sales - midstream operations	71,852	1,877	373,899	6,064
Cost of sales - other	41,203	57,709	111,425	147,672
Operating expense	115,271	107,504	347,467	321,146
Depreciation and amortization expense	38,352	23,324	112,698	70,576
General and administrative expense	13,314	10,902	42,530	45,169
Equipment lease expense	7,244	6,347	21,554	17,674
Non-cash employee stock ownership plan compensation charge	9,978	8,566	18,375	16,728
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	5,779	2,203	23,220	4,578

Operating income	54,218	60,435	100,531	163,082

Interest expense	(34,371)	(23,510)	(102,889)	(71,797)
Other income (expense), net	331	212	(89)	(415)

Earnings (loss) before income taxes	20,178	37,137	(2,447)	90,870

Income tax expense	1,260	917	1,446	1,448

Net earnings (loss)	18,918	36,220	(3,893)	89,422

Net earnings attributable to noncontrolling interest	233	408	88	1,027

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	18,685	35,812	(3,981)	88,395

Less: General partner's interest in net earnings (loss)	187	358	(40)	884

Common unitholders' interest in net earnings (loss)	$18,498	$35,454	$(3,941)	$87,511

Basic and diluted net earnings (loss) per common unitholders' interest	$0.19	$0.43	$(0.04)	$1.06

Cash distributions declared per common unit	$0.5125	$0.50	$1.5375	$1.50
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015

Net earnings (loss)	$18,918	$36,220	$(3,893)	$89,422
Other comprehensive income (loss):
Change in value of risk management derivatives	14,681	7,919	3,561	(51,105)
Reclassification of losses on derivatives to earnings, net	6,138	10,907	22,931	17,338
Foreign currency translation adjustment	—	—	—	(2)
Other comprehensive income (loss)	20,819	18,826	26,492	(33,769)
Comprehensive income	39,737	55,046	22,599	55,653
Less: Comprehensive income attributable to noncontrolling interest	444	598	355	686
Comprehensive income attributable to Ferrellgas Partners, L.P.	$39,293	$54,448	$22,244	$54,967
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive loss	Total Ferrellgas Partners, L.P. partners' capital		Total partners' capital
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder			Non-controlling interest
Balance at July 31, 2015	100,376.8	1,014.0	$299,730	$(57,042)	$(38,934)	$203,754	$3,955	$207,709
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	24,629	249	—	24,878	254	25,132
Distributions	—	—	(151,892)	(1,534)	—	(153,426)	(2,123)	(155,549)
Common unit repurchases	(2,385.8)	(24.2)	(45,968)	(464)	—	(46,432)	—	(46,432)
Exercise of common unit options	11.7	0.1	182	2	—	184	—	184
Net loss	—	—	(3,941)	(40)	—	(3,981)	88	(3,893)
Other comprehensive income	—	—	—	—	26,225	26,225	267	26,492
Balance at April 30, 2016	98,002.7	989.9	$122,740	$(58,829)	$(12,709)	$51,202	$2,441	$53,643
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended April 30,
	2016	2015

Cash flows from operating activities:
Net earnings (loss)	$(3,893)	$89,422
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	112,698	70,576
Non-cash employee stock ownership plan compensation charge	18,375	16,728
Non-cash stock-based compensation charge	6,757	19,701
Goodwill impairment	29,316	—
Loss on disposal of assets and other	23,220	4,578
Change in fair value of contingent consideration	(100)	(6,300)
Provision for doubtful accounts	1,974	3,194
Deferred income tax expense (benefit)	(124)	102
Other	3,721	2,731
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	3,039	(14,073)
Inventories	8,771	47,159
Prepaid expenses and other current assets	21,603	(17,675)
Accounts payable	(5,194)	(15,001)
Accrued interest expense	27,758	20,045
Other current liabilities	(37,168)	(19,127)
Other assets and liabilities	9,329	(6,996)
Net cash provided by operating activities	220,082	195,064

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,894)	(68,902)
Capital expenditures	(108,387)	(51,321)
Proceeds from sale of assets	11,862	4,060
Other	(499)	—
Net cash used in investing activities	(110,918)	(116,163)

Cash flows from financing activities:
Distributions	(153,426)	(125,328)
Proceeds from issuance of long-term debt	159,814	107,951
Payments on long-term debt	(8,739)	(60,216)
Net reductions in short-term borrowings	(66,248)	(69,519)
Net additions to collateralized short-term borrowings	7,000	26,000
Cash paid for financing costs	(640)	(204)
Noncontrolling interest activity	(2,093)	(927)
Repurchase of common units (including fees of $34 and $0 for the nine months ended April 30, 2016 and 2015, respectively)	(46,432)	—
Proceeds from exercise of common unit options	182	91
Proceeds from equity offering, (net of issuance costs of $0 and $52 for the nine months ended April 30, 2016 and 2015, respectively)	—	41,948
Cash contribution from general partner in connection with common unit issuances	32	425
Net cash used in financing activities	(110,550)	(79,779)

Effect of exchange rate changes on cash	—	(2)

Net change in cash and cash equivalents	(1,386)	(880)
Cash and cash equivalents - beginning of period	7,652	8,289
Cash and cash equivalents - end of period	$6,266	$7,409

See notes to condensed consolidated financial statements.
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of April 30, 2016, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the nine months ended April 30, 2016 are not necessarily indicative of the results to be expected for a full fiscal year ending July 31, 2016.

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

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value intangibles and goodwill in business combination, allowance for doubtful accounts, fair value of assets held for sale, fair value of reporting units, fair value of derivative contracts and stock based compensation calculations.

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

During the three months ended April 30, 2016, Ferrellgas determined that the uncertainty surrounding the future cash flows associated with a logistics contract with its largest customer and Jamex, that customer’s crude oil supplier, constituted a triggering event for its Midstream operations - crude oil logistics business that required an update to the goodwill impairment assessment as of April 30, 2016.  Additionally, during the three months ended October 31, 2015, Ferrellgas determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015. See Note F – Goodwill and intangible assets, net – for further discussion of Ferrellgas' goodwill impairment assessment.

(3) Assets held for sale: Assets held for sale represent tractor trucks that have met the criteria of “held for sale” accounting. During the first quarter of fiscal 2016, Ferrellgas committed to a plan to sell certain trucks held by the Midstream operations - crude oil logistics segment. These assets were reclassified from "Vehicles, including transport trailers" to Assets held for sale in the balance sheet as of October 31, 2015. Ferrellgas ceased depreciation on these assets during October 2015. Assets held for sale are recorded at the lower of the carrying amount or fair value less costs to sell. See Note D – Supplemental financial statement information – for further discussion of these held for sale assets.

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

FASB Accounting Standard Update No. 2015-03
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, and retrospective application required. We do not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-06
In September 2015, the FASB issued ASU 2015-06, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires all entities to record the effects on earnings, if any, of changes in provisional amounts for items in a business combination in the same period in which the adjustment amounts are determined. The requirement to retrospectively account for the adjustments is eliminated by this amendment. ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

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

(5)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2016	2015
CASH PAID FOR:
Interest	$71,409	$49,021
Income taxes	$432	$333
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities incurred in connection with acquisitions	$1,239	$—
Change in accruals for property, plant and equipment additions	$1,293	$1,316

(6)    Inventories: Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods.

C. Business combinations

Ferrellgas records the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. An entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair values of the assets acquired and liabilities assumed in a business combination. The Bridger acquisition, which occurred during the year ended July 31, 2015 and is described below, is still within this measurement period, and as a result, the acquisition date fair values Ferrellgas recorded for the assets acquired and liabilities assumed are subject to change. Ferrellgas made certain adjustments during the nine months ended April 30, 2016 to its estimates of the acquisition date fair values of the Bridger assets acquired and liabilities assumed.

On June 24, 2015, Ferrellgas acquired Bridger and formed a new midstream operations - crude oil logistics segment based near Dallas, Texas. Ferrellgas paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. The purchase agreement for the Bridger acquisition contemplates post-closing payments for certain working capital items. Ferrellgas is in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at April 30, 2016 remain subject to change to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Ferrellgas is currently determining the appropriate value of working capital acquired with the former owners of Bridger. Ferrellgas has preliminarily estimated the fair values of the assets acquired and liabilities assumed as follows:

	Estimated At
	April 30, 2016 (as adjusted)	July 31, 2015 (as initially reported)	Measurement period adjustments
Working capital	$(7,867)	$1,783	$(9,650)
Transportation equipment	293,491	293,491	—
Injection stations and pipelines	41,632	41,632	—
Goodwill	188,872	193,311	(4,439)
Customer relationships	277,100	261,811	15,289
Non-compete agreements	10,000	14,800	(4,800)
Trade names & trademarks	9,400	5,800	3,600
Office equipment	7,449	7,449	—
Other	2,375	2,375	—
Aggregate fair value of net assets acquired	$822,452	$822,452	$—

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

	For the three months ended April 30,	For the nine months ended April 30,
	2015	2015
Revenue	$614,777	$1,894,618
Net earnings	29,806	76,632
Net earnings per common unitholders' interest	$0.35	$0.91
The unaudited pro forma consolidated data presented above has also been prepared as if the following transactions had been completed on August 1, 2014:

•	the issuance of senior secured notes in June 2015;

•	the sale of common units in June 2015 in a public offering; and

•	the issuance of common units to the seller in June 2015.

D. Supplemental financial statement information

Inventories consist of the following:

	April 30, 2016	July 31, 2015
Propane gas and related products	$51,502	$68,731
Crude oil	9,871	—
Appliances, parts and supplies	26,366	28,023
Inventories	$87,739	$96,754

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2016, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 92.7 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

		April 30,	July 31,
	Estimated Useful Lives	2016	2015
Land	Indefinite	$35,220	$34,389
Land improvements	2-20	13,776	13,249
Building and improvements	20	72,800	71,923
Vehicles, including transport trailers	8-20	205,892	228,646
Bulk equipment and district facilities	5-30	112,283	111,657
Tanks, cylinders and customer equipment	2-30	773,022	772,904
Salt water disposal wells and related equipment	2-30	55,569	38,460
Rail cars	30	199,240	150,235
Injection stations	20	32,178	37,619
Pipeline	15	4,074	4,074
Computer and office equipment	2-5	121,813	123,386
Construction in progress	n/a	22,080	16,841
		1,647,947	1,603,383
Less: accumulated depreciation		666,494	638,166
Property, plant and equipment, net		$981,453	$965,217

Other current liabilities consist of the following:

	April 30, 2016	July 31, 2015
Accrued interest	$45,039	$17,281
Accrued payroll	18,354	17,485
Customer deposits and advances	21,335	28,792
Price risk management liabilities	20,077	31,450
Other	56,589	85,679
Other current liabilities	$161,394	$180,687

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015
Operating expense	$42,378	$41,291	$126,946	$135,206
Depreciation and amortization expense	1,071	1,194	3,268	3,970
Equipment lease expense	6,470	5,900	19,385	16,479
	$49,919	$48,385	$149,599	$155,655

During the three month period ended October 31, 2015, Ferrellgas committed to a plan to dispose of certain assets in its Midstream operations - crude oil logistics segment. As of October 31, 2015, this plan resulted in 69 tractor trucks sold and 136 tractor trucks reclassified from "Vehicles, including transport trailers" to Assets held for sale. The held for sale assets were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included significant unobservable inputs (Level 3 fair value). Subsequent to October 31, 2015, 64 of these tractor trucks were sold, 59 were repurposed and reclassified to property, plant, and equipment as held for use within other Ferrellgas businesses, which constitutes a change in plan, and 13 tractor trucks remain classified as held for sale assets as of April 30, 2016. Loss on disposal of assets and other during the three and nine month periods ended April 30, 2016 consists of:

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015
Loss on assets held for sale	$—	$—	$12,112	$—
Loss on sale of assets held for sale	896	—	1,687	—
Loss on sale of assets and other	4,883	2,203	9,421	4,578
Loss on disposal of assets and other	$5,779	$2,203	$23,220	$4,578

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2016	July 31, 2015
Accounts receivable pledged as collateral	$134,538	$123,791
Accounts receivable	64,359	77,636
Other	382	307
Less: Allowance for doubtful accounts	(6,575)	(4,816)
Accounts and notes receivable, net	$192,704	$196,918

At April 30, 2016, $134.5 million of trade accounts receivable were pledged as collateral against $77.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2015, $123.8 million of trade accounts receivable were pledged as collateral against $70.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2016, the operating partnership had received cash proceeds of $77.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2015, the operating partnership had received cash proceeds of $70.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.9% and 2.3% as of April 30, 2016 and July 31, 2015, respectively.

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

During the nine months ended April 30, 2016, approximately 60% of Midstream Operations - Crude oil logistics' segment gross margin was generated from its largest customer and Jamex, that customer's crude oil supplier, under a take-or-pay arrangement (the “contract”). Under the terms of the take-or-pay arrangement, Jamex is responsible for payments to Ferrellgas and also for sourcing crude oil volumes for that customer. Ferrellgas believes Jamex may not have financial resources sufficient to satisfy its payment obligations to Ferrellgas through June 2019, the remaining term of this agreement. If current market conditions persist, Ferrellgas also believes Jamex may not be able to fulfill its crude oil sourcing volume commitments to Ferrellgas’ customer throughout the remaining term of this agreement, which could cause a termination of the transportation and logistics agreement Ferrellgas has with that customer. Ferrellgas is currently negotiating alternative contractual arrangements to mitigate this risk. If Ferrellgas’ transportation and logistics agreement with that customer were to terminate and Ferrellgas was unable to negotiate an economically similar replacement agreement with that customer, Ferrellgas would likely experience a decrease in sales, gross margin and net income from crude oil logistics operations which would materially and adversely affect the results of operations and cash flows generated by the segment. As a result of the uncertainty surrounding the future cash flows associated with this contract, Ferrellgas considered whether the fair value of this reporting unit no longer exceeded the carrying value. Upon applying the fair-value-based test as described above for purposes of the interim impairment test, Ferrellgas concluded that there was no impairment of the Midstream operations - crude oil logistics reporting unit as of April 30, 2016.  As of April 30, 2016, Ferrellgas determined that this reporting unit had an estimated fair value in excess of its respective carrying value of approximately 10%.

This test primarily consists of using discounted future cash flow models to estimate fair value. Ferrellgas prepared various cash flow models involving certain potential scenarios and probability weighted these scenarios which included the following critical assumptions: (1) renewal of certain significant, long term logistics contracts upon their expiration; (2) the economic conditions present in the oil and gas sector at the time of these contract renewals; (3) the timing, success rate and capital required for certain organic growth projects; (4) the amount of capital expenditures required to maintain the existing cash flows; and (5) a terminal period growth rate equal to the expected rate of inflation.  In addition to these critical cash flow assumptions, a discount rate of 11.3% was applied to the various projected cash flow models.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of Ferrellgas' reporting units and are consistent with what management believes would be utilized by primary market participants.

Additionally, during the three months ended October 31, 2015, Ferrellgas determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015.

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

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations - water solutions	Midstream operations - crude oil logistics	Total
Balance at July 31, 2015	$256,120	$29,316	$193,311	$478,747
Acquisitions	—	—	1,356	1,356
Measurement period adjustments	—	—	(4,439)	(4,439)
Dispositions	(15)	—	—	(15)
Impairment	—	(29,316)	—	(29,316)
Balance at April 30, 2016	$256,105	$—	$190,228	$446,333

G.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2016 and July 31, 2015, $9.1 million and $75.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of April 30, 2016, Ferrellgas had total borrowings outstanding under its secured credit facility of $299.0 million, of which $289.9 million was classified as long-term debt. As of July 31, 2015, Ferrellgas had total borrowings outstanding under its secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt. Borrowings outstanding at April 30, 2016 and July 31, 2015 under the secured credit facility had weighted average interest rates of 3.6% and 3.5%, respectively.

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

Letters of credit outstanding at April 30, 2016 totaled $69.5 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At April 30, 2016, Ferrellgas had remaining letter of credit capacity of $130.5 million. At July 31, 2015, Ferrellgas had remaining letter of credit capacity of $138.8 million.

H.  Partners' capital

As of April 30, 2016 and July 31, 2015, limited partner units were beneficially owned by the following:

	April 30, 2016	July 31, 2015
Public common unitholders (1)	65,691,492	63,294,168
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5) (7)	4,763,475	4,763,475
James H. Ballengee (6) (7)	4,771,447	9,542,895

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”
(2) Ferrell Companies is the owner of the general partner and is an approximate 23.0% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.2% at April 30, 2016.
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
(7) Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D, or Section 16 SEC filing, or information provided by the beneficial owner.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015
Public common unitholders	$32,792	$27,791	$97,673	$83,370
Ferrell Companies	11,546	11,265	34,638	33,795
FCI Trading Corp.	100	98	300	294
Ferrell Propane, Inc.	26	26	78	78
James E. Ferrell	2,441	2,179	7,323	6,537
James H. Ballengee	3,321	—	11,880	—
General partner	507	418	1,534	1,254
	$50,733	$41,777	$153,426	$125,328

On May 24, 2016, Ferrellgas Partners declared a cash distribution of $0.5125 per common unit for the three months ended April 30, 2016, which is expected to be paid on June 14, 2016. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$11,546
FCI Trading Corp.	100
Ferrell Propane, Inc.	26
James E. Ferrell (1)	2,441
James H. Ballengee (1)	2,445
General partner	507

(1) Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D or Section 16 SEC filing, or information provided by the beneficial owner.

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2016 and 2015.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2016, the general partner made non-cash contributions of $0.5 million to Ferrellgas to maintain its effective 2% general partner interest.

During the nine months ended April 30, 2015, the general partner made cash contributions of $0.9 million and non-cash contributions of $0.7 million to Ferrellgas to maintain its effective 2% general partner interest.

I.    Fair value measurements

Derivative financial instruments and contingent consideration

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2016 and July 31, 2015:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$4,582	$—	$4,582
Commodity derivatives	$—	$6,344	$—	$6,344
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,856)	$—	$(3,856)
Commodity derivatives	$—	$(20,818)	$—	$(20,818)

July 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,828	$—	$1,828
Commodity derivatives	$—	$4,655	$—	$4,655
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,748)	$—	$(4,748)
Commodity derivatives	$—	$(42,375)	$—	$(42,375)
Contingent consideration	$—	$—	$(100)	$(100)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended April 30, 2016:

Contingent consideration liability
Balance at July 31, 2015	$100
Increase in fair value related to accretion	—
Change in fair value included in earnings	(100)
Balance at April 30, 2016	$—

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

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2016 and July 31, 2015, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,873.2 million and $1,889.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2016, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges. During the nine months ended April 30, 2015, Ferrellgas recognized a $0.2 million loss related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of April 30, 2016 and July 31, 2015:

	April 30, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,058	Other current liabilities	$11,441
Commodity derivatives-propane	Other assets, net	2,926	Other liabilities	2,301
Interest rate swap agreements	Prepaid expenses and other current assets	1,676	Other current liabilities	2,315
Interest rate swap agreements	Other assets, net	2,906	Other liabilities	1,541
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,249
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	755
Commodity derivatives- crude oil	Prepaid expenses and other current assets	1,360	Other current liabilities	3,072
	Total	$10,926	Total	$24,674

	July 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$3,614	Other current liabilities	$27,929
Commodity derivatives-propane	Other assets, net	1,041	Other liabilities	12,034
Interest rate swap agreements	Prepaid expenses and other current assets	1,828	Other current liabilities	2,241
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,507
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	1,280
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	1,132
	Total	$6,483	Total	$47,123

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of April 30, 2016 and July 31, 2015, respectively:

	April 30, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$8,100	Other current liabilities	$—
	Other assets, net	2,992	Other liabilities	—
		$11,092		$—

	July 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$18,009	Other current liabilities	$15
	Other assets, net	11,786	Other liabilities	—
		$29,795		$15

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three and nine months ended April 30, 2016 and 2015 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense	$433	$601	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense	$1,477	$1,408	$(6,825)	$(6,825)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2016 and 2015 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$14,998	Cost of sales-propane and other gas liquids sales	$(5,467)	$—
Interest rate swap agreements	(317)	Interest expense	(671)	—
	$14,681		$(6,138)	$—

	For the three months ended April 30, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$7,813	Cost of sales-propane and other gas liquids sales	$(10,907)	$—
Interest rate swap agreements	106	Interest expense	—	—
	$7,919		$(10,907)	$—

	For the nine months ended April 30, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$5,823	Cost of sales-propane and other gas liquids sales	$(20,729)	$—
Interest rate swap agreements	(2,262)	Interest expense	(2,202)	—
	$3,561		$(22,931)	$—

	For the nine months ended April 30, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(47,855)	Cost of sales-propane and other gas liquids sales	$(17,139)	$—
Interest rate swap agreements	(3,250)	Interest expense	—	(199)
	$(51,105)		$(17,139)	$(199)

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three and nine months ended April 30, 2016 and 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended April 30, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$487	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$955	Operating expense

	For the nine months ended April 30, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(3,532)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(3,779)	Operating expense

	For the three months ended April 30, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - vehicle fuel	$1,609	Operating expense

	For the nine months ended April 30, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - vehicle fuel	$1,609	Operating expense

The changes in derivatives included in AOCI for the nine months ended April 30, 2016 and 2015 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2016	2015
Beginning balance	$(38,906)	$6,483
Change in value of risk management commodity derivatives	5,823	(47,855)
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	20,729	17,139
Change in value of risk management interest rate derivatives	(2,262)	(3,250)
Reclassification of gains and losses on interest rate hedges to interest expense	2,202	199
Ending balance	$(12,414)	$(27,284)

Ferrellgas expects to reclassify net losses related to the risk management commodity derivatives of approximately $9.4 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2016 and 2015, Ferrellgas had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2016, Ferrellgas had financial derivative contracts covering 3.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of April 30, 2016, Ferrellgas had financial derivative contracts covering 0.2 million barrels of diesel and 35 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of April 30, 2016, Ferrellgas had financial derivative contracts covering 0.5 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2016, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is zero.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Ferrellgas' debt rating. As of April 30, 2016, a downgrade in Ferrellgas' debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on April 30, 2016 and Ferrellgas had posted no collateral in the normal course of business related to such derivatives.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015
Operating expense	$59,907	$53,155	$174,943	$163,417

General and administrative expense	$7,957	$5,394	$22,297	$20,059

In connection with the closing of the Bridger acquisition, Ferrellgas issued common units to Bridger Marketing, LLC (now known as Jamex Marketing, LLC) and entered into a ten-year transportation and logistics agreement (the "TLA") with Jamex Marketing, LLC. As of April 30, 2016, Jamex Marketing, LLC owned 4.9% (1) of Ferrellgas Partners' limited partners' interest. Jamex Marketing, LLC, in connection with the TLA, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the transportation and storage of crude oil by truck, terminal and pipeline. During the three and nine months ended April 30, 2016, Ferrellgas' total revenues from these transactions were $26.6 million and $36.7 million, respectively. During the three and nine months ended April 30, 2016, Ferrellgas' total cost of sales from these transactions were $1.4 million and $3.0 million, respectively. There was no activity for the three and nine months ended April 30, 2015. The amounts due from and due to Jamex Marketing, LLC at April 30, 2016, were $19.4 million and $0.8 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2015, were $4.8 million and $4.2 million, respectively. On November 13, 2015, Ferrellgas Partners, L.P repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million. During the three months ended April 30, 2016, Jamex Marketing, LLC sold approximately 2.4 million units in the open market, bringing their unit ownership to 4.8 million units as of April 30, 2016 (1).

See additional discussions about transactions with the general partner and related parties in Note H – Partners’ capital.

(1) Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D, Schedule 16 SEC filing, or information provided by the beneficial owner.

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel.  The Court has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law.  The direct customer plaintiffs have filed an appeal, which is pending.  Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  Ferrellgas has prevailed at the trial court on a motion to dismiss those claims.  It is uncertain whether plaintiffs will appeal;  Ferrellgas intends to vigorously defend any such appeal.  Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

There was no dilutive effect resulting from this guidance based on basic and diluted net earnings per common unitholders' interest for both the three and nine months ended April 30, 2016 or 2015.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net earnings (loss)	$18,498	$35,454	$(3,941)	$87,511

Weighted average common units outstanding - basic	98,002.7	82,717.6	98,911.2	82,536.1
Dilutive securities	0.5	5.7	—	7.2
Weighted average common units outstanding - diluted	98,003.2	82,723.3	98,911.2	82,543.3

Basic and diluted net (earnings) loss per common unitholders’ interest	$0.19	$0.43	$(0.04)	$1.06

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

Following is a summary of segment information for the three and nine months ended April 30, 2016 and 2015.

	Three months ended April 30, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Eliminations	Total
Segment revenues	$404,048	$101,996	$3,907	$—	$(479)	$509,472
Direct costs (1)	307,708	76,826	5,301	11,684	(33)	401,486
Adjusted EBITDA	$96,340	$25,170	$(1,394)	$(11,684)	$(446)	$107,986

	Three months ended April 30, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Eliminations	Total
Segment revenues	$527,258	$—	$5,293	$—	$—	$532,551
Direct costs (1)	422,837	—	4,871	8,570	—	436,278
Adjusted EBITDA	$104,421	$—	$422	$(8,570)	$—	$96,273

	Nine months ended April 30, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Eliminations	Total
Segment revenues	$1,142,429	$475,162	$12,744	$—	$(479)	$1,629,856
Direct costs (1)	888,380	396,468	15,538	34,289	(33)	1,334,642
Adjusted EBITDA	$254,049	$78,694	$(2,794)	$(34,289)	$(446)	$295,214

	Nine months ended April 30, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Eliminations	Total
Segment revenues	$1,621,517	$—	$20,362	$—	$—	$1,641,879
Direct costs (1)	1,329,648	—	14,741	29,928	—	1,374,317
Adjusted EBITDA	$291,869	$—	$5,621	$(29,928)	$—	$267,562

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

Following is a reconciliation of Ferrellgas' total segment performance measure to condensed consolidated net earnings:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$18,685	$35,812	$(3,981)	$88,395
Income tax expense	1,260	917	1,446	1,448
Interest expense	34,371	23,510	102,889	71,797
Depreciation and amortization expense	38,352	23,324	112,698	70,576
EBITDA	92,668	83,563	213,052	232,216
Non-cash employee stock ownership plan compensation charge	9,978	8,566	18,375	16,728
Non-cash stock-based compensation charge	1,091	3,271	6,757	19,701
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	5,779	2,203	23,220	4,578
Other (income) expense, net	(331)	(212)	89	415
Change in fair value of contingent consideration	—	—	(100)	(6,300)
Severance costs	469	—	1,325	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	83	—	806
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	(1,915)	(1,609)	2,993	(1,609)
Acquisition and transition expenses	14	—	99	—
Net earnings attributable to noncontrolling interest	233	408	88	1,027
Adjusted EBITDA	$107,986	$96,273	$295,214	$267,562

Following are total assets by segment:

Assets	April 30, 2016	July 31, 2015
Propane and related equipment sales	$1,257,965	$1,295,831
Midstream operations - crude oil logistics	897,181	917,325
Midstream operations - water logistics	175,157	205,358
Corporate and unallocated	42,546	45,542
Total consolidated assets	$2,372,849	$2,464,056

Following are capital expenditures by segment:

	Nine months ended April 30, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$12,705	$32	$—	$991	$13,728
Growth	28,461	52,315	10,553	—	91,329
Total	$41,166	$52,347	$10,553	$991	$105,057

	Nine months ended April 30, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$12,839	$—	$976	$1,012	$14,827
Growth	27,128	—	6,561	—	33,689
Total	$39,967	$—	$7,537	$1,012	$48,516

O. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	April 30, 2016	July 31, 2015
ASSETS
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	17,760	17,485
Accumulated deficit	(17,760)	(17,485)
Total stockholder's equity	$1,000	$1,000
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015

General and administrative expense	$225	$549	$275	$699

Net loss	$(225)	$(549)	$(275)	$(699)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(275)	$(699)
Cash used in operating activities	(275)	(699)

Cash flows from financing activities:
Capital contribution	275	730
Cash provided by financing activities	275	730

Net change in cash	—	31
Cash - beginning of period	1,000	969
Cash - end of period	$1,000	$1,000
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	April 30, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,235	$5,600
Accounts and notes receivable, net (including $134,538 and $123,791 of accounts receivable pledged as collateral at April 30, 2016 and July 31, 2015, respectively)	192,704	196,918
Inventories	87,739	96,754
Prepaid expenses and other current assets	35,975	64,211
Total current assets	322,653	363,483

Property, plant and equipment, net	981,453	965,217
Goodwill, net	446,333	478,747
Intangible assets (net of accumulated amortization of $421,475 and $375,119 at April 30, 2016 and July 31, 2015, respectively)	551,372	580,043
Assets held for sale	845	—
Other assets, net	68,628	72,472
Total assets	$2,371,284	$2,459,962

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$78,063	$83,974
Short-term borrowings	9,071	75,319
Collateralized note payable	77,000	70,000
Other current liabilities	155,464	176,176
Total current liabilities	319,598	405,469

Long-term debt	1,778,331	1,622,392
Other liabilities	33,347	41,975
Contingencies and commitments (Note L)

Partners' capital:
Limited partner	250,276	425,105
General partner	2,558	4,339
Accumulated other comprehensive loss	(12,826)	(39,318)
Total partners' capital	240,008	390,126
Total liabilities and partners' capital	$2,371,284	$2,459,962
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015

Revenues:
Propane and other gas liquids sales	$338,929	$445,667	$961,086	$1,400,895
Midstream operations	105,424	5,293	487,427	20,362
Other	65,119	81,591	181,343	220,622
Total revenues	509,472	532,551	1,629,856	1,641,879

Costs of sales:
Cost of sales - propane and other gas liquids sales	152,261	253,684	448,841	849,190
Cost of sales - midstream operations	71,852	1,877	373,899	6,064
Cost of sales - other	41,203	57,709	111,425	147,672
Operating expense	115,271	107,418	347,467	321,063
Depreciation and amortization expense	38,352	23,324	112,698	70,576
General and administrative expense	13,214	10,902	42,032	45,169
Equipment lease expense	7,244	6,347	21,554	17,674
Non-cash employee stock ownership plan compensation charge	9,978	8,566	18,375	16,728
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	5,779	2,203	23,220	4,578

Operating income	54,318	60,521	101,029	163,165

Interest expense	(30,340)	(19,476)	(90,799)	(59,695)
Other income (expense), net	331	212	(89)	(415)

Earnings before income taxes	24,309	41,257	10,141	103,055

Income tax expense	1,260	853	1,441	1,379

Net earnings	$23,049	$40,404	$8,700	$101,676
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015

Net earnings	$23,049	$40,404	$8,700	$101,676
Other comprehensive income (loss):
Change in value of risk management derivatives	14,681	7,919	3,561	(51,105)
Reclassification of losses on derivatives to earnings, net	6,138	10,907	22,931	17,338
Foreign currency translation adjustment	—	—	—	(2)
Other comprehensive income (loss)	20,819	18,826	26,492	(33,769)
Comprehensive income	$43,868	$59,230	$35,192	$67,907
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	loss	capital

Balance at July 31, 2015	$425,105	$4,339	$(39,318)	$390,126
Contributions in connection with non-cash ESOP and stock-based compensation charges	24,878	254	—	25,132
Contributions in connection with acquisitions	(284)	—	—	(284)
Distributions	(208,035)	(2,123)	—	(210,158)
Net loss	8,612	88	—	8,700
Other comprehensive income	—	—	26,492	26,492
Balance at April 30, 2016	$250,276	$2,558	$(12,826)	$240,008
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended April 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$8,700	$101,676
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization expense	112,698	70,576
Non-cash employee stock ownership plan compensation charge	18,375	16,728
Non-cash stock-based compensation charge	6,757	19,701
Goodwill impairment	29,316	—
Loss on disposal of assets and other	23,220	4,578
Change in fair value of contingent consideration	(100)	(6,300)
Provision for doubtful accounts	1,974	3,194
Deferred income tax expense (benefit)	(124)	102
Other	3,406	2,402
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	2,755	(14,073)
Inventories	8,771	47,159
Prepaid expenses and other current assets	21,623	(17,621)
Accounts payable	(5,194)	(15,001)
Accrued interest expense	23,834	16,121
Other current liabilities	(34,845)	(19,128)
Other assets and liabilities	9,328	(6,996)
Net cash provided by operating activities	230,494	203,118

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,894)	(68,902)
Capital expenditures	(108,387)	(51,321)
Proceeds from sale of assets	11,862	4,060
Other	(499)	—
Net cash used in investing activities	(110,918)	(116,163)

Cash flows from financing activities:
Distributions	(210,158)	(134,535)
Contributions from partners	30	42,655
Proceeds from issuance of long-term debt	159,814	107,951
Payments on long-term debt	(8,739)	(60,216)
Net reductions in short-term borrowings	(66,248)	(69,519)
Net additions to collateralized short-term borrowings	7,000	26,000
Cash paid for financing costs	(640)	(204)
Net cash used in financing activities	(118,941)	(87,868)

Effect of exchange rate changes on cash	—	(2)

Net change in cash and cash equivalents	635	(915)
Cash and cash equivalents - beginning of period	5,600	8,283
Cash and cash equivalents - end of period	$6,235	$7,368
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

Due to seasonality, the results of operations for the nine months ended April 30, 2016 are not necessarily indicative of the results to be expected for a full fiscal year ending July 31, 2016.

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

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value intangibles and goodwill in business combinations, allowance for doubtful accounts, fair value of assets held for sale, fair value of reporting units, fair value of derivative contracts, and stock based compensation calculations.

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

During the three months ended April 30, 2016, Ferrellgas, L.P. determined that the uncertainty surrounding the future cash flows associated with a logistics contract with its largest customer and Jamex, that customer’s crude oil supplier, constituted a triggering event for its Midstream operations - crude oil logistics business that required an update to the goodwill impairment assessment as of April 30, 2016.  Additionally, during the three months ended October 31, 2015, Ferrellgas, L.P. determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015. See Note F – Goodwill and intangible assets, net – for further discussion of Ferrellgas, L.P.'s goodwill impairment assessment.

(3) Assets held for sale: Assets held for sale represent tractor trucks that have met the criteria of “held for sale” accounting. During the first quarter of fiscal 2016, Ferrellgas, L.P. committed to a plan to sell certain trucks held by the Midstream operations - crude oil logistics segment. These assets were reclassified from "Vehicles, including transport trailers" to Assets held for sale in the balance sheet as of October 31, 2015. Ferrellgas, L.P. ceased depreciation on these assets during October 2015. Assets held for sale are recorded at the lower of the carrying amount or fair value less costs to sell. See Note D – Supplemental financial statement information – for further discussion of these held for sale assets.

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

FASB Accounting Standard Update No. 2015-03
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, and retrospective application required. We do not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-06
In September 2015, the FASB issued ASU 2015-06, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires all entities to record the effects on earnings, if any, of changes in provisional amounts for items in a business combination in the same period in which the adjustment amounts are determined. The requirement to retrospectively account for the adjustments is eliminated by this amendment. ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

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

(5)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2016	2015
CASH PAID FOR:
Interest	$63,559	$41,172
Income taxes	$427	$264
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities incurred in connection with acquisitions	$1,239	$—
Change in accruals for property, plant and equipment additions	$1,293	$1,316

(6)    Inventories: Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods.

C. Business combinations

Ferrellgas, L.P. records the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. An entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair values of the assets acquired and liabilities assumed in a business combination. The Bridger acquisition, which occurred during the year ended July 31, 2015 and is described below, is still within this measurement period, and as a result, the acquisition date fair values Ferrellgas, L.P. recorded for the assets acquired and liabilities assumed are subject to change. Ferrellgas, L.P. made certain adjustments during the nine months ended April 30, 2016 to its estimates of the acquisition date fair values of the Bridger assets acquired and liabilities assumed.

On June 24, 2015, Ferrellgas Partners acquired Bridger and formed a new midstream operations - crude oil logistics segment based near Dallas, Texas. Ferrellgas paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. Ferrellgas Partners then contributed the Bridger assets and liabilities to Ferrellgas, L.P. The purchase agreement for the Bridger acquisition contemplates post-closing payments for certain working capital items. Ferrellgas, L.P. is in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at April 30, 2016 remain subject to change to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Ferrellgas, L.P. is currently determining the appropriate value of working capital acquired with the former owners of Bridger. Ferrellgas, L.P. has preliminarily estimated the fair values of the assets acquired and liabilities assumed as follows:

	Estimated At
	April 30, 2016 (as adjusted)	July 31, 2015 (as initially reported)	Measurement period adjustments
Working capital	$(7,867)	$1,783	$(9,650)
Transportation equipment	293,491	293,491	—
Injection stations and pipelines	41,632	41,632	—
Goodwill	188,872	193,311	(4,439)
Customer relationships	277,100	261,811	15,289
Non-compete agreements	10,000	14,800	(4,800)
Trade names & trademarks	9,400	5,800	3,600
Office equipment	7,449	7,449	—
Other	2,375	2,375	—
Aggregate fair value of net assets acquired	$822,452	$822,452	$—

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

	For the three months ended April 30,	For the nine months ended April 30,
	2015	2015
Revenue	$614,777	$1,894,618
Net earnings	33,990	88,886

The unaudited pro forma consolidated data presented above has also been prepared as if the following transaction had been completed on August 1, 2014:

•	the issuance of senior secured notes in June 2015.

D.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2016	July 31, 2015
Propane gas and related products	$51,502	$68,731
Crude oil	9,871	—
Appliances, parts and supplies	26,366	28,023
Inventories	$87,739	$96,754

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2016, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 92.7 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

		April 30,	July 31,
	Estimated useful lives	2016	2015
Land	Indefinite	$35,220	$34,389
Land improvements	2-20	13,776	13,249
Building and improvements	20	72,800	71,923
Vehicles, including transport trailers	8-20	205,892	228,646
Bulk equipment and district facilities	5-30	112,283	111,657
Tanks, cylinders and customer equipment	2-30	773,022	772,904
Salt water disposal wells and related equipment	2-30	55,569	38,460
Rail cars	30	199,240	150,235
Injection stations	20	32,178	37,619
Pipeline	15	4,074	4,074
Computer and office equipment	2-5	121,813	123,386
Construction in progress	n/a	22,080	16,841
		1,647,947	1,603,383
Less: accumulated depreciation		666,494	638,166
Property, plant and equipment, net		$981,453	$965,217

Other current liabilities consist of the following:

	April 30, 2016	July 31, 2015
Accrued interest	$39,109	$15,275
Accrued payroll	18,354	17,485
Customer deposits and advances	21,335	28,792
Price risk management liabilities	20,077	31,450
Other	56,589	83,174
Other current liabilities	$155,464	$176,176

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015
Operating expense	$42,378	$41,291	$126,946	$135,206
Depreciation and amortization expense	1,071	1,194	3,268	3,970
Equipment lease expense	6,470	5,900	19,385	16,479
	$49,919	$48,385	$149,599	$155,655

During the three month period ended October 31, 2015, Ferrellgas, L.P. committed to a plan to dispose of certain assets in its Midstream operations - crude oil logistics segment. As of October 31, 2015, this plan resulted in 69 tractor trucks sold and 136 tractor trucks reclassified from "Vehicles, including transport trailers" to Assets held for sale. The held for sale assets were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included significant unobservable inputs (Level 3 fair value). Subsequent to October 31, 2015, 64 of these tractor trailers were sold, 59 were repurposed and reclassified to property, plant, and equipment as held for use within other Ferrellgas businesses, which constitutes a change in plan, and 13 tractor trucks remain classified as held for sale as of April 30, 2016. Loss on disposal of assets and other during the three and nine month periods ended April 30, 2016 consists of:

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015
Loss on assets held for sale	$—	$—	$12,112	$—
Loss on sale of assets held for sale	896	—	1,687	—
Loss on sale of assets and other	4,883	2,203	9,421	4,578
Loss on disposal of assets and other	$5,779	$2,203	$23,220	$4,578

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2016	July 31, 2015
Accounts receivable pledged as collateral	$134,538	$123,791
Accounts receivable	64,359	77,636
Other	382	307
Less: Allowance for doubtful accounts	(6,575)	(4,816)
Accounts and notes receivable, net	$192,704	$196,918

At April 30, 2016, $134.5 million of trade accounts receivable were pledged as collateral against $77.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2015, $123.8 million of trade accounts receivable were pledged as collateral against $70.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2016, Ferrellgas, L.P. had received cash proceeds of $77.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2015, Ferrellgas, L.P. had received cash proceeds of $70.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.9% and 2.3% as of April 30, 2016 and July 31, 2015, respectively.

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

During the nine months ended April 30, 2016, approximately 60% of Midstream Operations - Crude oil logistics' segment gross margin was generated from its largest customer and Jamex, that customer's crude oil supplier, under a take-or-pay arrangement (the “contract”). Under the terms of the take-or-pay arrangement, Jamex is responsible for payments to Ferrellgas, L.P. and also for sourcing crude oil volumes for that customer. Ferrellgas, L.P. believes Jamex may not have financial resources sufficient to satisfy its payment obligations to Ferrellgas, L.P. through June 2019, the remaining term of this agreement. If current market conditions persist, Ferrellgas, L.P. also believes Jamex may not be able to fulfill its crude oil sourcing volume commitments to Ferrellgas, L.P.’s customer throughout the remaining term of this agreement, which could cause a termination of the transportation and logistics agreement Ferrellgas, L.P. has with that customer. Ferrellgas, L.P. is currently negotiating alternative contractual arrangements to mitigate this risk. If Ferrellgas, L.P.’s transportation and logistics agreement with that customer were to terminate and Ferrellgas, L.P. was unable to negotiate an economically similar replacement agreement with that customer, Ferrellgas, L.P. would likely experience a decrease in sales, gross margin and net income from crude oil logistics operations which would materially and adversely affect the results of operations and cash flows generated by the segment. As a result of the uncertainty surrounding the future cash flows associated with this contract, Ferrellgas, L.P. considered whether the fair value of this reporting unit no longer exceeded the carrying value. Upon applying the fair-value-based test as described above for purposes of the interim impairment test, Ferrellgas, L.P. concluded that there was no impairment of the Midstream operations - crude oil logistics reporting unit as of April 30, 2016.  As of April 30, 2016, Ferrellgas, L.P. determined that this reporting unit had an estimated fair value in excess of its respective carrying value of approximately 10%.

This test primarily consists of using discounted future cash flow models to estimate fair value. Ferrellgas, L.P. prepared various cash flow models involving certain potential scenarios and probability weighted these scenarios which included the following critical assumptions: (1) renewal of certain significant, long term logistics contracts upon their expiration; (2) the economic conditions present in the oil and gas sector at the time of these contract renewals; (3) the timing, success rate and capital required for certain organic growth projects; (4) the amount of capital expenditures required to maintain the existing cash flows; and (5) a terminal period growth rate equal to the expected rate of inflation.  In addition to these critical cash flow assumptions, a discount rate of 11.3% was applied to the various projected cash flow models.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of Ferrellgas, L.P.'s reporting units and are consistent with what management believes would be utilized by primary market participants.

Additionally, during the three months ended October 31, 2015, Ferrellgas, L.P. determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015.

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

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations - water solutions	Midstream operations - crude oil logistics	Total
Balance at July 31, 2015	$256,120	$29,316	$193,311	$478,747
Acquisitions	—	—	1,356	1,356
Measurement period adjustments	—	—	(4,439)	(4,439)
Dispositions	(15)	—	—	(15)
Impairment	—	(29,316)	—	(29,316)
Balance at April 30, 2016	$256,105	$—	$190,228	$446,333

G.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2016 and July 31, 2015, $9.1 million and $75.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of April 30, 2016, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $299.0 million, of which $289.9 million was classified as long-term debt. As of July 31, 2015, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt. Borrowings outstanding at April 30, 2016 and July 31, 2015 under the secured credit facility had weighted average interest rates of 3.6% and 3.5%, respectively.

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

Letters of credit outstanding at April 30, 2016 totaled $69.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At April 30, 2016, Ferrellgas, L.P. had remaining letter of credit capacity of $130.5 million. At July 31, 2015 Ferrellgas, L.P. had remaining letter of credit capacity of $138.8 million.

H.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015
Ferrellgas Partners	$50,733	$41,777	$208,035	$133,177
General partner	518	426	2,123	1,358
	$51,251	$42,203	$210,158	$134,535

On May 24, 2016, Ferrellgas, L.P. declared distributions for the three months ended April 30, 2016 to Ferrellgas Partners and the general partner of $58.8 million and $0.6 million, respectively, which are expected to be paid on June 14, 2016.

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2016 and 2015.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2016, the general partner made non-cash contributions of $0.3 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the nine months ended April 30, 2015, the general partner made cash contributions of $0.4 million and non-cash contributions of $0.4 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

I.    Fair value measurements

Derivative financial instruments and contingent consideration

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2016 and July 31, 2015:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$4,582	$—	$4,582
Commodity derivatives	$—	$6,344	$—	$6,344
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,856)	$—	$(3,856)
Commodity derivatives	$—	$(20,818)	$—	$(20,818)

July 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,828	$—	$1,828
Commodity derivatives	$—	$4,655	$—	$4,655
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,748)	$—	$(4,748)
Commodity derivatives	$—	$(42,375)	$—	$(42,375)
Contingent consideration	$—	$—	$(100)	$(100)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended April 30, 2016:

Contingent consideration liability
Balance at July 31, 2015	$100
Increase in fair value related to accretion	—
Change in fair value included in earnings	(100)
Balance at April 30, 2016	$—
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

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2016 and July 31, 2015, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,694.8 million and $1,700.5 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activities

During the nine months ended April 30, 2016 Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges. During the nine months ended April 30, 2015, Ferrellgas, L.P. recognized a $0.2 million loss related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of April 30, 2016 and July 31, 2015:

	April 30, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,058	Other current liabilities	$11,441
Commodity derivatives-propane	Other assets, net	2,926	Other liabilities	2,301
Interest rate swap agreements	Prepaid expenses and other current assets	1,676	Other current liabilities	2,315
Interest rate swap agreements	Other assets, net	2,906	Other liabilities	1,541
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,249
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	755
Commodity derivatives- crude oil	Prepaid expenses and other current assets	1,360	Other current liabilities	3,072
	Total	$10,926	Total	$24,674

	July 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$3,614	Other current liabilities	$27,929
Commodity derivatives	Other assets, net	1,041	Other liabilities	12,034
Interest rate swap agreements	Prepaid expenses and other current assets	1,828	Other current liabilities	2,241
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,507
Derivatives not designated as hedging instruments
Commodity derivatives - vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	1,280
Commodity derivatives - vehicle fuel	Other assets, net	—	Other liabilities	1,132
	Total	$6,483	Total	$47,123

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of April 30, 2016 and July 31, 2015, respectively:

	April 30, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$8,100	Other current liabilities	$—
	Other assets, net	2,992	Other liabilities	—
		$11,092		$—

	July 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$18,009	Other current liabilities	$15
	Other assets, net	11,786	Other liabilities	—
		$29,795		$15

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of earnings for the three and nine months ended April 30, 2016 and 2015 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense	$433	$601	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense	$1,477	$1,408	$(6,825)	$(6,825)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2016 and 2015 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$14,998	Cost of sales-propane and other gas liquids sales	$(5,467)	$—
Interest rate swap agreements	(317)	Interest expense	(671)	—
	$14,681		$(6,138)	$—

	For the three months ended April 30, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$7,813	Cost of sales-propane and other gas liquids sales	$(10,907)	$—
Interest rate swap agreements	106	Interest expense	—	—
	$7,919		$(10,907)	$—

	For the nine months ended April 30, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$5,823	Cost of sales-propane and other gas liquids sales	$(20,729)	$—
Interest rate swap agreements	(2,262)	Interest expense	(2,202)	—
	$3,561		$(22,931)	$—

	For the nine months ended April 30, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(47,855)	Cost of sales-propane and other gas liquids sales	$(17,139)	$—
Interest rate swap agreements	(3,250)	Interest expense	—	(199)
	$(51,105)		$(17,139)	$(199)

The following tables provide a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of earnings for the three and nine months ended April 30, 2016 and 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended April 30, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$487	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$955	Operating expense

	For the nine months ended April 30, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(3,532)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(3,779)	Operating expense

	For the three months ended April 30, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - vehicle fuel	$1,609	Operating expense

	For the nine months ended April 30, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - vehicle fuel	$1,609	Operating expense

The changes in derivatives included in AOCI for the nine months ended April 30, 2016 and 2015 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2016	2015
Beginning balance	$(38,906)	$6,483
Change in value of risk management commodity derivatives	5,823	(47,855)
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	20,729	17,139
Change in value of risk management interest rate derivatives	(2,262)	(3,250)
Reclassification of gains and losses on interest rate hedges to interest expense	2,202	199
Ending balance	$(12,414)	$(27,284)

Ferrellgas, L.P. expects to reclassify net losses related to the risk management commodity derivatives of approximately $9.4 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2016 and 2015, Ferrellgas, L.P. had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2016, Ferrellgas, L.P. had financial derivative contracts covering 3.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of April 30, 2016, Ferrellgas, L.P. had financial derivative contracts covering 0.2 million barrels of diesel and 35 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of April 30, 2016, Ferrellgas, L.P. financial derivative contracts covering 0.5 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2016, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is zero.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. As of April 30, 2016, a downgrade in Ferrellgas, L.P.'s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on April 30, 2016 and Ferrellgas, L.P. had posted no collateral in the normal course of business related to such derivatives.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015
Operating expense	$59,907	$53,155	$174,943	$163,417

General and administrative expense	$7,957	$5,394	$22,297	$20,059

In connection with the closing of the Bridger acquisition, Ferrellgas Partners, L.P. issued common units to Bridger Marketing, LLC (now known as Jamex Marketing, LLC) and Ferrellgas, L.P. entered into a ten-year transportation and logistics agreement (the "TLA") with Jamex Marketing, LLC. As a result of that issuance, As of April 30, 2016, Jamex Marketing, LLC owned 4.9% (1) of Ferrellgas Partners' limited partners' interest. Jamex Marketing, LLC, in connection with the TLA, enters into transactions with Ferrellgas, L.P. and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the transportation and storage of crude oil by truck, terminal and pipeline. During the three and nine months ended April 30, 2016, Ferrellgas L.P.'s total revenues from these transactions were $26.6 million and $36.7 million, respectively. During the three and nine months ended April 30, 2016, Ferrellgas L.P.'s total cost of sales from these transactions were $1.4 million and $3.0 million, respectively. There was no activity for the three and nine months ended April 30, 2015. The amounts due from and due to Jamex Marketing, LLC at April 30, 2016, were $19.4 million and $0.8 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2015, were $4.8 million and $4.2 million, respectively. On November 13, 2015, Ferrellgas Partners repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million. During the three months ended April 30, 2016, Jamex Marketing, LLC sold approximately 2.4 million units in the open market, bringing their unit ownership to 4.8 million units as of April 30, 2016 (1).

See additional discussions about transactions with the general partner and related parties in Note H – Partners’ capital.

(1) Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D, Schedule 16 SEC filing, or information provided by the beneficial owner.

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

Ferrellgas L.P. has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits allege that Ferrellgas L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel.  The Court has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law.  The direct customer plaintiffs have filed an appeal, which is pending. Ferrellgas L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  Ferrellgas L.P. has prevailed at the trial court on a motion to dismiss those claims.  It is uncertain whether plaintiffs will appeal; Ferrellgas L.P. intends to vigorously defend any such appeal.  Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

Following is a summary of segment information for the three and nine months ended April 30, 2016 and 2015.

	Three months ended April 30, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Eliminations	Total
Segment revenues	$404,048	$101,996	$3,907	$—	$(479)	$509,472
Direct costs (1)	307,708	76,826	5,301	11,584	(33)	401,386
Adjusted EBITDA	$96,340	$25,170	$(1,394)	$(11,584)	$(446)	$108,086

	Three months ended April 30, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Eliminations	Total
Segment revenues	$527,258	$—	$5,293	$—	$—	$532,551
Direct costs (1)	422,751	—	4,871	8,570	—	436,192
Adjusted EBITDA	$104,507	$—	$422	$(8,570)	$—	$96,359

	Nine months ended April 30, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Eliminations	Total
Segment revenues	$1,142,429	$475,162	$12,744	$—	$(479)	$1,629,856
Direct costs (1)	888,380	396,468	15,538	33,791	(33)	1,334,144
Adjusted EBITDA	$254,049	$78,694	$(2,794)	$(33,791)	$(446)	$295,712

	Nine months ended April 30, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Eliminations	Total
Segment revenues	$1,621,517	$—	$20,362	$—	$—	$1,641,879
Direct costs (1)	1,329,565	—	14,741	29,928	—	1,374,234
Adjusted EBITDA	$291,952	$—	$5,621	$(29,928)	$—	$267,645

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

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net earnings:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Net earnings	$23,049	$40,404	$8,700	$101,676
Income tax expense	1,260	853	1,441	1,379
Interest expense	30,340	19,476	90,799	59,695
Depreciation and amortization expense	38,352	23,324	112,698	70,576
EBITDA	93,001	84,057	213,638	233,326
Non-cash employee stock ownership plan compensation charge	9,978	8,566	18,375	16,728
Non-cash stock-based compensation charge	1,091	3,271	6,757	19,701
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	5,779	2,203	23,220	4,578
Other (income) expense, net	(331)	(212)	89	415
Change in fair value of contingent consideration	—	—	(100)	(6,300)
Severance costs	469	—	1,325	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	83	—	806
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	(1,915)	(1,609)	2,993	(1,609)
Acquisition and transition expenses	14	—	99	—
Adjusted EBITDA	$108,086	$96,359	$295,712	$267,645

Following are total assets by segment:

Assets	April 30, 2016	July 31, 2015
Propane and related equipment sales	$1,257,965	$1,291,737
Midstream operations - crude oil logistics	897,181	917,325
Midstream operations - water logistics	175,157	205,358
Corporate and unallocated	40,981	45,542
Total consolidated assets	$2,371,284	$2,459,962

Following are capital expenditures by segment:

	Nine months ended April 30, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$12,705	$32	$—	$991	$13,728
Growth	28,461	52,315	10,553	—	91,329
Total	$41,166	$52,347	$10,553	$991	$105,057

	Nine months ended April 30, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Midstream operations - Water Solutions	Corporate and other	Total
Capital expenditures:
Maintenance	$12,839	$—	$976	$1,012	$14,827
Growth	27,128	—	6,561	—	33,689
Total	$39,967	$—	$7,537	$1,012	$48,516

N.  Guarantor financial information

The $500.0 million aggregate principal amount of unregistered 6.75% senior notes due 2023 co-issued by Ferrellgas, L.P. and Ferrellgas Finance Corp. are, and any notes registered under the Securities Act of 1933 and issued in exchange for such unregistered notes will be, fully and unconditionally and joint and severally guaranteed by all of Ferrellgas, L.P.’s 100% owned subsidiaries except: i) Ferrellgas Finance Corp; ii) certain special purposes subsidiaries formed for use in connection with our accounts receivable securitization; and iii) foreign subsidiaries. Guarantees of these senior notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the assets of a guarantor or (b) all of the capital stock of such guarantor (including by way of merger or consolidation), in each case, to a person that is not Ferrellgas, L.P. or a restricted subsidiary of Ferrellgas, L.P., (ii) if Ferrellgas, L.P. designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon defeasance or discharge of the notes, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.

The guarantor financial information discloses in separate columns the financial position, results of operations and the cash flows of Ferrellgas, L.P. (Parent), Ferrellgas Finance Corp. (co-issuer), Ferrellgas L.P.’s guarantor subsidiaries on a combined basis, and Ferrellgas L.P.’s non-guarantor subsidiaries on a combined basis. The dates and the periods presented in the guarantor financial information are consistent with the periods presented in Ferrellgas, L.P.’s consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of April 30, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,742	$1	$492	$—	$—	$6,235
Accounts and notes receivable	(3,863)	—	66,079	130,488	—	192,704
Intercompany receivables	44,309	—	—	—	(44,309)	—
Inventories	63,313	—	24,426	—	—	87,739
Prepaid expenses and other current assets	26,155	—	9,818	2	—	35,975
Total current assets	135,656	1	100,815	130,490	(44,309)	322,653

Property, plant and equipment, net	566,750	—	414,703	—	—	981,453
Goodwill	243,598	—	202,735	—	—	446,333
Intangible assets, net	145,188	—	406,184	—	—	551,372
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	640,282	—	—	—	(640,282)	—
Assets held for sale	—	—	845	—	—	845
Other assets, net	60,773	—	7,676	179	—	68,628
Total assets	$2,242,247	$1	$1,132,958	$130,669	$(1,134,591)	$2,371,284

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$42,536	$—	$35,527	$—	$—	$78,063
Short-term borrowings	9,071	—	—	—	—	9,071
Collateralized note payable	—	—	—	77,000	—	77,000
Intercompany payables	—	—	34,210	10,099	(44,309)	—
Other current liabilities	144,259	—	11,012	193	—	155,464
Total current liabilities	195,866	—	80,749	87,292	(44,309)	319,598

Long-term debt	1,777,331	—	451,000	—	(450,000)	1,778,331
Other liabilities	29,042	—	4,080	225	—	33,347
Contingencies and commitments

Partners' capital:
Partners' equity	252,834	1	597,776	42,827	(640,604)	252,834
Accumulated other comprehensive income (loss)	(12,826)	—	(647)	325	322	(12,826)
Total partners' capital	240,008	1	597,129	43,152	(640,282)	240,008
Total liabilities and partners' capital	$2,242,247	$1	$1,132,958	$130,669	$(1,134,591)	$2,371,284

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of July 31, 2015
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,579	$1	$20	$—	$—	$5,600
Accounts and notes receivable	(2,858)	—	80,657	119,119	—	196,918
Intercompany receivables	39,238	—	—	—	(39,238)	—
Inventories	78,132	—	18,622	—	—	96,754
Prepaid expenses and other current assets	42,069	—	22,140	2	—	64,211
Total current assets	162,160	1	121,439	119,121	(39,238)	363,483

Property, plant and equipment, net	569,640	—	395,577	—	—	965,217
Goodwill	246,116	—	232,631	—	—	478,747
Intangible assets, net	155,659	—	424,384	—	—	580,043
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	661,081	—	—	—	(661,081)	—
Other assets, net	62,019	—	10,087	366	—	72,472
Total assets	$2,306,675	$1	$1,184,118	$119,487	$(1,150,319)	$2,459,962

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$40,210	$—	$43,764	$—	$—	$83,974
Short-term borrowings	75,319	—	—	—	—	75,319
Collateralized note payable	—	—	—	70,000	—	70,000
Intercompany payables	—	—	30,289	8,949	(39,238)	—
Other current liabilities	142,137	—	33,903	136	—	176,176
Total current liabilities	257,666	—	107,956	79,085	(39,238)	405,469

Long-term debt	1,621,439	—	450,953	—	(450,000)	1,622,392
Other liabilities	37,444	—	4,306	225	—	41,975
Contingencies and commitments

Partners' capital:
Partners' equity	429,444	1	621,550	39,852	(661,403)	429,444
Accumulated other comprehensive income (loss)	(39,318)	—	(647)	325	322	(39,318)
Total partners' capital	390,126	1	620,903	40,177	(661,081)	390,126
Total liabilities and partners' capital	$2,306,675	$1	$1,184,118	$119,487	$(1,150,319)	$2,459,962

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(in thousands)

	For the three months ended April 30, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$338,929	$—	$—	$—	$—	$338,929
Midstream operations	—	—	105,424	—	—	105,424
Other	19,739	—	45,380	—	—	65,119
Total revenues	358,668	—	150,804	—	—	509,472

Costs and expenses:
Cost of sales - propane and other gas liquids sales	152,261	—	—	—	—	152,261
Cost of sales - midstream operations	—	—	71,852	—	—	71,852
Cost of sales - other	2,009	—	39,194	—	—	41,203
Operating expense	100,998	—	13,999	1,376	(1,102)	115,271
Depreciation and amortization expense	18,247	—	19,918	187	—	38,352
General and administrative expense	11,884	—	1,330	—	—	13,214
Equipment lease expense	7,127	—	117	—	—	7,244
Non-cash employee stock ownership plan compensation charge	9,978	—	—	—	—	9,978
Loss on disposal of assets	1,775	—	4,004	—	—	5,779

Operating income (loss)	54,389	—	390	(1,563)	1,102	54,318

Interest expense	(19,316)	—	(10,499)	(536)	11	(30,340)
Other income (expense), net	331	—	—	1,113	(1,113)	331

Earnings (loss) before income taxes	35,404	—	(10,109)	(986)	—	24,309

Income tax expense	395	—	865	—	—	1,260
Equity in earnings of subsidiary	(11,960)	—	—	—	11,960	—

Net earnings (loss)	23,049	—	(10,974)	(986)	11,960	23,049

Other comprehensive income	20,819	—	—	—	—	20,819

Comprehensive income (loss)	$43,868	$—	$(10,974)	$(986)	$11,960	$43,868

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(in thousands)

	For the three months ended April 30, 2015
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$445,667	$—	$—	$—	$—	$445,667
Midstream operations	—	—	5,293	—	—	5,293
Other	18,893	—	62,698	—	—	81,591
Total revenues	464,560	—	67,991	—	—	532,551

Costs and expenses:
Cost of sales - propane and other gas liquids sales	253,684	—	—	—	—	253,684
Cost of sales - midstream operations	—	—	1,877	—	—	1,877
Cost of sales - other	1,626	—	56,083	—	—	57,709
Operating expense	100,155	—	7,135	2,171	(2,043)	107,418
Depreciation and amortization expense	18,675	—	4,462	187	—	23,324
General and administrative expense	10,902	—	—	—	—	10,902
Equipment lease expense	6,327	—	20	—	—	6,347
Non-cash employee stock ownership plan compensation charge	8,566	—	—	—	—	8,566
Loss on disposal of assets	2,199	—	4	—	—	2,203

Operating income (loss)	62,426	—	(1,590)	(2,358)	2,043	60,521

Interest expense	(16,969)	—	(1,256)	(750)	(501)	(19,476)
Other income (expense), net	212	—	—	1,542	(1,542)	212

Earnings (loss) before income taxes	45,669	—	(2,846)	(1,566)	—	41,257

Income tax expense	86	—	767	—	—	853
Equity in earnings of subsidiary	(5,179)	—	—	—	5,179	—

Net earnings (loss)	40,404	—	(3,613)	(1,566)	5,179	40,404

Other comprehensive income	18,826	—	—	—	—	18,826

Comprehensive income (loss)	$59,230	$—	$(3,613)	$(1,566)	$5,179	$59,230

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(in thousands)

	For the nine months ended April 30, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$961,086	$—	$—	$—	$—	$961,086
Midstream operations	—	—	487,427	—	—	487,427
Other	58,687	—	122,656	—	—	181,343
Total revenues	1,019,773	—	610,083	—	—	1,629,856

Costs and expenses:
Cost of sales - propane and other gas liquids sales	448,841	—	—	—	—	448,841
Cost of sales - midstream operations	—	—	373,899	—	—	373,899
Cost of sales - other	6,804	—	104,621	—	—	111,425
Operating expense	299,660	—	46,380	3,981	(2,554)	347,467
Depreciation and amortization expense	55,602	—	56,909	187	—	112,698
General and administrative expense	37,619	3	4,410	—	—	42,032
Equipment lease expense	21,170	—	384	—	—	21,554
Non-cash employee stock ownership plan compensation charge	18,375	—	—	—	—	18,375
Goodwill impairment	—	—	29,316	—	—	29,316
Loss on disposal of assets	5,420	—	17,800	—	—	23,220

Operating income (loss)	126,282	(3)	(23,636)	(4,168)	2,554	101,029

Interest expense	(57,467)	—	(31,819)	(1,669)	156	(90,799)
Other income (expense), net	(89)	—	—	2,710	(2,710)	(89)

Earnings (loss) before income taxes	68,726	(3)	(55,455)	(3,127)	—	10,141

Income tax expense	673	—	768	—	—	1,441
Equity in earnings of subsidiary	(59,353)	—	—	—	59,353	—

Net earnings (loss)	8,700	(3)	(56,223)	(3,127)	59,353	8,700

Other comprehensive income	26,492	—	—	—	—	26,492

Comprehensive income (loss)	$35,192	$(3)	$(56,223)	$(3,127)	$59,353	$35,192

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(in thousands)

	For the nine months ended April 30, 2015
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,400,895	$—	$—	$—	$—	$1,400,895
Midstream operations	—	—	20,362	—	—	20,362
Other	59,480	—	161,142	—	—	220,622
Total revenues	1,460,375	—	181,504	—	—	1,641,879

Costs and expenses:
Cost of sales - propane and other gas liquids sales	849,190	—	—	—	—	849,190
Cost of sales - midstream operations	—	—	6,064	—	—	6,064
Cost of sales - other	5,624	—	142,048	—	—	147,672
Operating expense	306,184	—	14,460	5,211	(4,792)	321,063
Depreciation and amortization expense	57,529	—	12,860	187	—	70,576
General and administrative expense	45,166	3	—	—	—	45,169
Equipment lease expense	17,642	—	32	—	—	17,674
Non-cash employee stock ownership plan compensation charge	16,728	—	—	—	—	16,728
Loss on disposal of assets	4,574	—	4	—	—	4,578

Operating income (loss)	157,738	(3)	6,036	(5,398)	4,792	163,165

Interest expense	(54,217)	—	(3,639)	(1,883)	44	(59,695)
Other income (expense), net	(415)	—	—	4,836	(4,836)	(415)

Earnings (loss) before income taxes	103,106	(3)	2,397	(2,445)	—	103,055

Income tax expense	249	—	1,130	—	—	1,379
Equity in earnings of subsidiary	(1,181)	—	—	—	1,181	—

Net earnings (loss)	101,676	(3)	1,267	(2,445)	1,181	101,676

Other comprehensive loss	(33,769)	—	—	—	—	(33,769)

Comprehensive income (loss)	$67,907	$(3)	$1,267	$(2,445)	$1,181	$67,907

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended April 30, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$193,703	$(3)	$57,450	$(13,656)	$(7,000)	$230,494

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,894)	—	—	—	—	(13,894)
Capital expenditures	(44,330)	—	(64,057)	—	—	(108,387)
Proceeds from sale of assets	11,862	—	—	—	—	11,862
Cash collected for purchase of interest in accounts receivable	—	—	—	763,604	(763,604)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(770,604)	770,604	—
Net changes in advances with consolidated entities	(20,740)	—	—	—	20,740	—
Other	(499)	—	—	—	—	(499)
Net cash used in investing activities	(67,601)	—	(64,057)	(7,000)	27,740	(110,918)

Cash flows from financing activities:
Distributions	(210,158)	—	—	—	—	(210,158)
Contributions from Partners	30	—	—	—	—	30
Proceeds from increase in long-term debt	159,814	—	—	—	—	159,814
Reductions in long-term debt	(8,739)	—	—	—	—	(8,739)
Net reductions in short-term borrowings	(66,248)	—	—	—	—	(66,248)
Net additions to collateralized short-term borrowings	—	—	—	7,000	—	7,000
Net changes in advances with parent	—	3	7,079	13,658	(20,740)	—
Cash paid for financing costs	(640)	—	—	—	—	(640)
Net cash provided by (used in) financing activities	(125,941)	3	7,079	20,658	(20,740)	(118,941)

Effect of exchange rate changes on cash	2	—	—	(2)	—	—

Increase in cash and cash equivalents	163	—	472	—	—	635
Cash and cash equivalents - beginning of year	5,579	1	20	—	—	5,600
Cash and cash equivalents - end of year	$5,742	$1	$492	$—	$—	$6,235

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended April 30, 2015
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$241,141	$(3)	$12,307	$(24,327)	$(26,000)	$203,118

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(68,901)	—	(1)	—	—	(68,902)
Capital expenditures	(42,854)	—	(8,467)	—	—	(51,321)
Proceeds from sale of assets	4,060	—	—	—	—	4,060
Cash collected for purchase of interest in accounts receivable	—	—	—	1,079,031	(1,079,031)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(1,105,031)	1,105,031	—
Net changes in advances with consolidated entities	(20,087)	—	—	—	20,087	—
Other	—	—	—	—	—	—
Net cash used in investing activities	(127,782)	—	(8,468)	(26,000)	46,087	(116,163)

Cash flows from financing activities:
Distributions	(134,535)	—	—	—	—	(134,535)
Contributions from Partners	42,655	—	—	—	—	42,655
Proceeds from increase in long-term debt	107,951	—	—	—	—	107,951
Reductions in long-term debt	(60,216)	—	—	—	—	(60,216)
Net reductions in short-term borrowings	(69,519)	—	—	—	—	(69,519)
Net additions to collateralized short-term borrowings	—	—	—	26,000	—	26,000
Net changes in advances with parent	—	3	(4,245)	24,329	(20,087)	—
Cash paid for financing costs	(204)	—	—	—	—	(204)
Net cash provided by (used in) financing activities	(113,868)	3	(4,245)	50,329	(20,087)	(87,868)

Effect of exchange rate changes on cash	—	—	—	(2)	—	(2)

Decrease in cash and cash equivalents	(509)	—	(406)	—	—	(915)
Cash and cash equivalents - beginning of year	7,798	1	484	—	—	8,283
Cash and cash equivalents - end of year	$7,289	$1	$78	$—	$—	$7,368

O.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas L.P.'s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	April 30, 2016	July 31, 2015
ASSETS
Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	56,583	53,267
Accumulated deficit	(56,483)	(53,167)
Total stockholder's equity	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2016	2015	2016	2015

General and administrative expense	$225	$548	3,316	$4,108

Net loss	$(225)	$(548)	$(3,316)	$(4,108)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,316)	$(4,108)
Cash used in operating activities	(3,316)	(4,108)

Cash flows from financing activities:
Capital contribution	3,316	4,108
Cash provided by financing activities	3,316	4,108

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2016 and 2017 sales commitments and, as of April 30, 2016, have experienced net mark to market losses of approximately $8.8 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative propane purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2016, we estimate 60% of currently open financial derivative propane purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.
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

During the nine months ended April 30, 2016, approximately 60% of Midstream Operations - Crude oil logistics' segment gross margin was generated from its largest customer and Jamex (the "contract"), that customer's supplier, under a take-or-pay arrangement. Under the terms of the take-or-pay arrangement, Jamex is responsible for payments to us and also for sourcing crude oil volumes for that customer. We believe Jamex may not have financial resources sufficient to satisfy its payment obligations to us through June 2019, the remaining term of this agreement. If current market conditions persist, we also believe Jamex may not be able to fulfill its crude oil sourcing volume commitments to our customer throughout the remaining term of this agreement, which could cause a termination of the transportation and logistics agreement we have with that customer. We are currently negotiating alternative contractual arrangements to mitigate this risk. If our transportation and logistics agreement with that customer were to terminate and we were unable to negotiate an economically similar replacement agreement with that customer, we would likely experience a decrease in sales, gross margin and Adjusted EBITDA from our crude oil logistics operations which would materially and adversely affect the results of operations and cash flows generated by the segment which in turn could result in future material impairments.

As a result of the uncertainty surrounding the future cash flows associated with this contract, we considered whether the fair value of this reporting unit no longer exceeded the carrying value. Upon applying the fair-value-based test as described in Critical Accounting Estimates for purposes of the interim impairment test, we concluded that there was no impairment of the Midstream operations - crude oil logistics reporting unit as of April 30, 2016.

This test primarily consists of discounted future cash flow models to estimate fair value. We prepared various cash flow models involving certain potential scenarios and probability weighted these scenarios which included the following critical assumptions: (1) renewal of certain significant, long term logistics contracts upon their expiration; (2) the economic conditions present in the oil and gas sector at the time of these contract renewals; (3) the timing, success rate and capital required for certain organic growth projects; (4) the amount of capital expenditures required to maintain the existing cash flows; and (5) a terminal period growth rate equal to the expected rate of inflation. Variances in any of these assumptions could lead to material impairments in the Midstream operations - crude oil reporting unit.

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
Water solutions
We currently own and operate salt water disposal wells in and around the Eagle Ford shale in south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water. In the oil and gas fields Ferrellgas services, these volumes of water are transported by truck away from the fields to salt water disposal wells where a combination of gravity and chemicals are used to separate crude oil that is residual in the salt water through a process that results in the collection of "skimming oil". This skimming oil is then captured and sold before the salt water is injected into underground geologic formations using high-pressure pumps. Our revenue per barrel of salt water processed is derived from a blend of fees we charge our customers to dispose of salt water at our facilities and skimming oil sales. Our gross margin is highly dependent on crude oil production activity in the Eagle Ford shale and thus from the volume of salt water delivered to our wells for disposal. We may hedge the price of crude oil sales from a portion of our oil skimming activities, although we do not elect to qualify these transactions for hedge accounting.

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

When considering any forward-looking statement, keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2015, under Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the three and six months ended October 31, 2015 and January 31, 2016, respectively, and as set forth in "Part II, Item 1A" of this Quarterly Report on Form 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or to pay interest on the principal of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

Summary Discussion of Results of Operations:

For the three months ended April 30, 2016 and 2015

During the three months ended April 30, 2016, we generated net earnings attributable to Ferrellgas Partners L.P. of $18.7 million, compared to $35.8 million during the three months ended April 30, 2015.

Our propane and related products segment generated operating income of $78.7 million during the three months ended April 30, 2016, compared to $85.0 million during the three months ended April 30, 2015. Due to the seasonal nature of demand for propane, sales volumes of our propane and related products segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The primary reason for the decrease in the operating income during the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was decreased gross margin related to decreased propane sales volumes. Propane volumes decreased primarily due to winter degree day temperatures that were 21% warmer than those in the prior year.

Our crude oil logistics segment began with the Bridger acquisition in June 2015. We generated operating income of $5.0 million during the three months ended April 30, 2016.

Our water solutions segment generated an operating loss of $5.3 million during the three months ended April 30, 2016, compared to operating loss of $3.3 million recognized during the three months ended April 30, 2015. Results in both periods reflect the impact of an overall decrease in crude oil prices resulting in reductions in gross margin related to our crude oil sales from the skimming oil process. This overall decrease in crude oil prices resulted in a decrease in revenues, gross margin and operating income.

Corporate and other recognized an operating loss of $23.7 million during the three months ended April 30, 2016, compared to an operating loss of $21.3 million recognized during the three months ended April 30, 2015. The increase in operating loss resulted primarily due to an increase in personnel and other expenses primarily as a result of the Bridger acquisition.

“Interest expense” for both Ferrellgas and the operating partnership increased $10.9 million primarily due to the issuance of new debt incurred to fund the Bridger acquisition and growth capital expenditures.

Distributable cash flow to equity investors

Distributable cash flow to equity investors increased from $70.0 million in the prior period to $73.6 million in the current period primarily due to $25.2 million in Adjusted EBITDA from our newly created Crude oil logistics segment, partially offset by a $10.4 million increase in net cash interest expense paid and a $8.1 million decrease in Adjusted EBITDA from our Propane and related products segment.

Distributable cash flow excess

Distributable cash flow excess decreased from $27.2 million in the prior period to $21.9 million in the current period. Although our distributable cash flow attributable to equity investors increased by $3.6 million as discussed above, it was more than offset by the effect of an increase in common units issued in June 2015 in connection with the Bridger acquisition in fiscal 2015.

For the nine months ended April 30, 2016 and 2015

During the nine months ended April 30, 2016, we generated a net loss attributable to Ferrellgas Partners L.P. of $4.0 million, compared to net earnings attributable to Ferrellgas Partners L.P. of $88.4 million during the nine months ended April 30, 2015.

Our propane and related products segment generated operating income of $190.2 million during the nine months ended April 30, 2016, compared to $230.5 million during the nine months ended April 30, 2015. Due to the seasonal nature of demand for propane, sales volumes of our propane and related products segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The primary reason for the decrease in the operating income during the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015 was decreased gross margin related to decreased propane sales volumes. Propane volumes decreased primarily due to winter degree day temperatures that were 17% warmer than those in the prior year.

Our crude oil logistics segment began with the Bridger acquisition in June 2015. We generated operating income of $16.7 million during the nine months ended April 30, 2016.

Our water solutions segment generated an operating loss of $43.8 million during the nine months ended April 30, 2016, compared to operating income of $1.3 million earned during the nine months ended April 30, 2015. Current year results include an impairment charge of $29.3 million related to the write down of the entire goodwill related to the water solutions reporting unit. Prior year results included income of $6.2 million related to a decrease in the fair value of contingent consideration that was not repeated in the current period. Additionally, the impact of a continued decrease in crude oil prices resulted in reductions in gross margin related to our crude oil sales from the skimming oil process. This continued decrease in crude oil prices resulted in a decrease in revenues, gross margin and operating income.

Corporate and other recognized an operating loss of $62.1 million during the nine months ended April 30, 2016, compared to an operating loss of $68.7 million recognized during the nine months ended April 30, 2015. The decrease in operating loss resulted primarily due to $12.9 million of decreased non-cash stock based compensation charges, partially offset by a $2.8 million increase in general and administrative expense primarily related to the Bridger acquisition.

Interest expense for both Ferrellgas and the operating partnership increased $31.1 million primarily due to the issuance of new debt incurred to fund the Bridger acquisition and growth capital expenditures.

Distributable cash flow to equity investors

Distributable cash flow to equity investors increased slightly from $187.8 million in the prior period to $187.9 million in the current period primarily due to $78.7 million in Adjusted EBITDA from our newly created Crude oil logistics segment, offset by a $37.8 million decrease in Adjusted EBITDA from our Propane and related products segment, a $30.7 million increase in net cash interest expense paid and a $8.4 million decrease in Adjusted EBITDA from our Water solutions segment.

Distributable cash flow excess

Distributable cash flow excess decreased from $60.0 million in the prior period to $32.2 million in the current period. Although our distributable cash flow attributable to equity investors increased slightly as discussed above, the distributable cash flow excess was impacted by the effect of an increase in common units issued in June 2015 in connection with the Bridger acquisition in fiscal 2015.
Consolidated Results of Operations

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2016	2015	2016	2015
Total revenues	$509,472	$532,551	$1,629,856	$1,641,879

Total cost of sales	265,316	313,270	934,165	1,002,926

Operating expense	115,271	107,504	347,467	321,146
Depreciation and amortization expense	38,352	23,324	112,698	70,576
General and administrative expense	13,314	10,902	42,530	45,169
Equipment lease expense	7,244	6,347	21,554	17,674
Non-cash employment stock ownership plan compensation charge	9,978	8,566	18,375	16,728
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	5,779	2,203	23,220	4,578
Operating income	54,218	60,435	100,531	163,082
Interest expense	(34,371)	(23,510)	(102,889)	(71,797)
Other income (expense), net	331	212	(89)	(415)
Earnings (loss) before income taxes	20,178	37,137	(2,447)	90,870
Income tax expense	1,260	917	1,446	1,448
Net earnings (loss)	18,918	36,220	(3,893)	89,422
Net earnings attributable to noncontrolling interest	233	408	88	1,027
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	18,685	35,812	(3,981)	88,395
Less: General partner's interest in net earnings (loss)	187	358	(40)	884
Common unitholders' interest in net earnings (loss)	$18,498	$35,454	$(3,941)	$87,511

Non-GAAP Financial Measures

Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, goodwill impairment, loss on disposal of assets and other, other income (expense), net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments, acquisition and transition expenses and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA, Adjusted EBITDA and distributable cash flow attributable to common unitholders for the three and nine months ended April 30, 2016 and 2015, respectively:

	Three months ended April 30,		For the nine months ended April 30,
(amounts in thousands)	2016	2015	2016	2015
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$18,685	$35,812	$(3,981)	$88,395
Income tax expense	1,260	917	1,446	1,448
Interest expense	34,371	23,510	102,889	71,797
Depreciation and amortization expense	38,352	23,324	112,698	70,576
EBITDA	92,668	83,563	213,052	232,216
Non-cash employee stock ownership plan compensation charge	9,978	8,566	18,375	16,728
Non-cash stock-based compensation charge	1,091	3,271	6,757	19,701
Goodwill impairment	—	—	29,316	—
Loss on disposal of assets and other	5,779	2,203	23,220	4,578
Other income (expense), net	(331)	(212)	89	415
Change in fair value of contingent consideration	—	—	(100)	(6,300)
Severance costs	469	—	1,325	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	83	—	806
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(1,915)	(1,609)	2,993	(1,609)
Acquisition and transition expenses	14	—	99	—
Net earnings attributable to noncontrolling interest	233	408	88	1,027
Adjusted EBITDA	107,986	96,273	295,214	267,562
Net cash interest expense (a)	(32,849)	(22,422)	(99,256)	(68,599)
Maintenance capital expenditures (b)	(4,159)	(5,151)	(13,588)	(14,863)
Cash paid for taxes	(427)	(67)	(432)	(333)
Proceeds from asset sales	3,096	1,331	5,972	4,060
Distributable cash flow to equity investors (c)	73,647	69,964	187,910	187,827
Distributable cash flow attributable to general partner and non-controlling interest	1,473	1,400	3,758	3,757
Distributable cash flow attributable to common unitholders (d)	72,174	68,564	184,152	184,070
Less: Distributions paid to common unitholders	50,267	41,359	151,933	124,074
Distributable cash flow excess	$21,907	$27,205	$32,219	$59,996

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(c)
Management considers distributable cash flow attributable to equity investors a meaningful non-GAAP measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships and should be viewed in conjunction with measurements that are computed in accordance with GAAP. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments.

(d) Management considers distributable cash flow attributable to common unitholders a meaningful non-GAAP measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow attributable to common unitholders, as management defines it, may not be comparable to distributable cash flow attributable to common unitholders or similarly titled measurements used by other corporations and partnerships and should be viewed in conjunction with measurements that are computed in accordance with GAAP. Items added into our calculation of distributable cash flow attributable to common unitholders that will not occur on a continuing basis may have associated cash payments.

Segment Operating Results for the three months ended April 30, 2016 and 2015

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions. We have recently entered the crude oil logistics business through our acquisition of Bridger in June 2015. For this reason, our results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending July 31, 2016.

Propane and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane and related equipment sales segment for the periods indicated:

(amounts in thousands)
Three months ended April 30,	2016	2015	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail - Sales to End Users	164,713	178,583	(13,870)	(8)%
Wholesale - Sales to Resellers	58,645	67,823	(9,178)	(14)%
	223,358	246,406	(23,048)	(9)%

Revenues -
Propane and other gas liquids sales:			—
Retail - Sales to End Users	$236,361	$310,311	$(73,950)	(24)%
Wholesale - Sales to Resellers	88,809	112,457	(23,648)	(21)%
Other Gas Sales (a)	13,759	22,899	(9,140)	(40)%
Other	65,119	81,591	(16,472)	(20)%
Propane and related equipment revenues	$404,048	$527,258	$(123,210)	(23)%

Gross Margin -
Propane and other gas liquids sales: (b)
Retail - Sales to End Users (a)	$141,421	$142,180	$(759)	(1)%
Wholesale - Sales to Resellers (a)	45,247	49,803	(4,556)	(9)%
Other	23,916	23,882	34	—%
Propane and related equipment and other gross margin	210,584	215,865	(5,281)	(2)%
Operating expense	107,855	105,510	(2,345)	(2)%
Equipment lease expense	6,389	5,934	(455)	(8)%
Adjusted EBITDA	$96,340	$104,421	$(8,081)	(8)%

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

Propane sales volumes during the three months ended April 30, 2016 decreased 9% or 23.0 million gallons, from that of the prior year period primarily due to 13.9 million and 9.1 million of decreased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the three months ended April 30, 2016 was approximately 21% warmer than that of the prior year period. We believe retail and wholesale customer sales volumes decreased due to the relatively warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended April 30, 2016 averaged 29% and 14% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.39 and $0.55 per gallon during the three months ended April 30, 2016 and 2015, respectively, while the wholesale market price at Conway, Kansas averaged $0.43 and $0.50 per gallon during the three months ended April 30, 2016 and 2015, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane resulted in a decrease in our sales price per gallon.

Revenues

Retail sales decreased $74.0 million compared to the prior year period. This decrease resulted primarily from a $49.8 million decrease in sales price per gallon and $24.2 million due to decreased sales volumes, as discussed above.

Wholesale sales decreased $23.6 million compared to the prior year period. This decrease resulted primarily from a $16.0 million decrease in sales price per gallon and $7.6 million due to decreased sales volumes, as discussed above.

Other gas sales decreased $9.1 million compared to the prior year period primarily due to $4.7 million resulting from decreased sales volumes and a $4.4 million decrease in sales price per gallon.

Other revenues decreased $16.5 million compared to the prior year period, primarily due to decrease in the sale of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $5.3 million compared to the prior year period. This decrease resulted primarily from a $10.0 million decrease in propane sales volumes, partially offset by a $4.7 million increase in gross margin per gallon, both as discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $8.1 million primarily due to a $5.3 million decrease in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $2.3 million increase in operating expense. Operating expense increased primarily due to a $2.1 million increase in general liability and workers compensation costs.

Midstream operations - Crude oil logistics

The following table summarizes the volume of product sold and hauled, as well as Adjusted EBITDA results of our crude oil logistics segment for the periods indicated:

(amounts in thousands)
Three months ended April 30,	2016	2015	Favorable (Unfavorable) Variance
Volumes (barrels):
Crude oil hauled	16,215	—	16,215	NM
Crude oil sold	1,780	—	1,780	NM

Revenues -
Crude oil logistics sales	$50,580	$—	$50,580	NM
Crude oil sales	51,416		51,416	NM

Gross margin (a)	33,407	—	33,407	NM
Operating, general, and administrative expenses (b)	8,149	—	(8,149)	NM
Equipment lease expense	88	—	(88)	NM
Adjusted EBITDA	$25,170	$—	$25,170	NM

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

Revenues

We generated $23.4 million of revenues relating to the hauling of 16.2 million barrels of crude oil, $25.8 million of revenues under the pay portion of take-or-pay arrangements and $51.4 million of revenues relating to sales of 1.8 million barrels of crude oil and associated fees.

Gross margin

We generated $29.9 million of gross margin relating to the hauling of crude oil and $3.5 million of gross margin relating to sales of crude oil and associated fees.

Adjusted EBITDA

Adjusted EBITDA of $25.2 million during three months ended April 30, 2016 was due to the $33.4 million of gross margin discussed above, partially offset by $8.1 million of operating, general and administrative expenses.

Midstream operations - Water solutions

The following table summarizes the volume of water processed and Adjusted EBITDA results of our water solutions segment for the periods indicated:

(amounts in thousands)
Three months ended April 30,	2016	2015	Favorable (Unfavorable) Variance
Volumes (barrels)
Salt water volume processed	4,024	4,515	(491)	(11)%
Crude oil sold	86	53	33	62%

Revenues -
Water solutions sales:	$3,907	$5,293	$(1,386)	(26)%

Gross margin (a)	1,838	3,416	(1,578)	(46)%
Operating expense	3,212	2,982	(230)	(8)%
Equipment lease expense	20	12	(8)	(67)%
Adjusted EBITDA	$(1,394)	$422	$(1,816)	NM

(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

Revenues

Our skimming oil and salt water disposal revenues decreased $1.4 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process and to a lesser extent the reduction in the oil skimming rate.

Gross margin

Our skimming oil and salt water gross margin decreased $1.6 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process and to a lesser extent the reduction in the oil skimming rate.

Adjusted EBITDA

Adjusted EBITDA decreased $1.8 million during three months ended April 30, 2016 primarily due to the $1.6 million decrease in gross margin discussed above.

Corporate & other

The following table summarizes the Adjusted EBITDA results of our corporate and other segment for the periods indicated:

(amounts in thousands)
Three months ended April 30,	2016	2015	Favorable (Unfavorable) Variance
General and administrative expenses	$10,937	$8,169	$(2,768)	(34)%
Equipment lease expense	747	401	(346)	(86)%
Adjusted EBITDA	$(11,684)	$(8,570)	$(3,114)	(36)%

The Adjusted EBITDA within "corporate and other" decreased by $3.1 million primarily due to a $2.6 million increase in personnel and other expenses primarily related to the Bridger acquisition.

Segment Operating Results for the nine months ended April 30, 2016 and 2015

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We have entered the crude oil logistics business through our acquisition of Bridger in June 2015. For this reason, our results of operations for the nine months ended April 30, 2016 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending July 31, 2016.

Propane and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane and related equipment sales segment for the periods indicated:

(amounts in thousands)
Nine months ended April 30,	2016	2015	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail - Sales to End Users	465,146	518,726	(53,580)	(10)%
Wholesale - Sales to Resellers	169,992	211,068	(41,076)	(19)%
	635,138	729,794	(94,656)	(13)%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$661,669	$945,515	$(283,846)	(30)%
Wholesale - Sales to Resellers	260,964	358,195	(97,231)	(27)%
Other Gas Sales (a)	38,453	97,185	(58,732)	(60)%
Other	181,343	220,622	(39,279)	(18)%
Propane and related equipment other revenues	$1,142,429	$1,621,517	$(479,088)	(30)%

Gross Margin -
Propane and other gas liquids sales: (b)
Retail - Sales to End Users (a)	$384,491	$420,386	$(35,895)	(9)%
Wholesale - Sales to Resellers (a)	127,754	131,319	(3,565)	(3)%
Other	69,918	72,950	(3,032)	(4)%
Propane and related equipment gross margin	582,163	624,655	(42,492)	(7)%
Operating expense	309,132	316,167	7,035	2%
Equipment lease expense	18,982	16,619	(2,363)	(14)%
Adjusted EBITDA	$254,049	$291,869	$(37,820)	(13)%

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

Propane sales volumes during the nine months ended April 30, 2016 decreased 13% or 94.7 million gallons, from that of the prior year period primarily due to 53.6 million and 41.1 million of decreased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the nine months ended April 30, 2016 was approximately 17% warmer than that of the prior year period. We believe retail and wholesale customer sales volumes decreased due to the relatively warmer weather.
Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the nine months ended April 30, 2016 both averaged 45% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.40 and $0.73 per gallon during the nine months ended April 30, 2016 and 2015, respectively, while the wholesale market price at Conway, Kansas averaged $0.39 and $0.71 per gallon during the nine months ended April 30, 2016 and 2015, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane resulted in a decrease in our sales price per gallon.

Revenues

Retail sales decreased $283.8 million compared to the prior year period. This decrease resulted primarily from a $186.2 million decrease in sales price per gallon and $97.6 million due to decreased sales volumes, as discussed above.

Wholesale sales decreased $97.2 million compared to the prior year period. This decrease resulted primarily from a $60.7 million decrease in sales price per gallon and $36.5 million due to decreased sales volumes, as discussed above.

Other gas sales decreased $58.7 million compared to the prior year period primarily due to $30.8 million resulting from decreased sales volumes and $27.9 million from a decrease in sales price per gallon.

Other revenues decreased $39.3 million compared to the prior year period, primarily due to a decrease in the sale of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $39.5 million compared to the prior year period. This decrease resulted primarily from a $36.8 million decrease in propane sales volumes and a $2.7 million decrease in gross margin per gallon, both as discussed above.

Gross margin - Other

Gross margin decreased $3.0 million primarily due to a $2.1 million decrease in miscellaneous fees billed to customers.

Adjusted EBITDA

Adjusted EBITDA decreased $37.8 million primarily due to a $39.5 million decrease in "Gross margin - Propane and other gas liquid sales", a $3.0 million decrease in "Gross margin - Other", each as discussed above, and a $2.4 million increase in "Equipment lease expense" primarily due to the replacement of older vehicles, partially offset by a $7.0 million decrease in operating expense. Operating expense decreased primarily due to a $4.8 million decrease in vehicle fuel costs, a $2.6 million reduction in other personnel costs, $1.8 million reduction in bad debt expense, a $1.7 million reduction in performance-based incentive expenses, partially offset by a $4.5 million increase in general liability and workers compensation costs.

Midstream operations - Crude oil logistics

The following table summarizes the volume of product sold and hauled, as well as Adjusted EBITDA results of our crude oil logistics segment for the periods indicated:

(amounts in thousands)
Nine months ended April 30,	2016	2015	Favorable (Unfavorable) Variance
Volumes (barrels):
Crude oil hauled	64,824	—	64,824	NM
Crude oil sold	4,883	—	4,883	NM

Revenues -
Crude oil logistics sales	$285,433	$—	$285,433	NM
Crude oil sales	189,729	—	189,729	NM

Gross margin (a)	109,193	—	109,193	NM
Operating, general, and administrative expenses (b)	30,203	—	(30,203)	NM
Equipment lease expense	296	—	(296)	NM
Adjusted EBITDA	$78,694	$—	$78,694	NM

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

Revenues

We generated $251.4 million of revenues relating to the hauling of 64.8 million barrels of crude oil, $30.1 million of revenues under the pay portion of take-or-pay arrangements and $189.7 million of revenues relating to sales of 4.9 million barrels of crude oil and associated fees.

Gross margin

We generated $101.3 million of gross margin relating to the hauling of crude oil and $7.9 million of gross margin relating to the sales of crude oil and associated fees.

Adjusted EBITDA

Adjusted EBITDA of $78.7 million during nine months ended April 30, 2016 was due to the $109.2 million of gross margin discussed above, partially offset by $30.2 million of operating, general and administrative expenses.

Midstream operations - Water solutions

The following table summarizes the volume of water processed and Adjusted EBITDA results of our water solutions segment for the periods indicated:

(amounts in thousands)
Nine months ended April 30,	2016	2015	Favorable (Unfavorable) Variance
Volume (barrels)
Salt water volume processed	12,980	13,234	(254)	(2)%
Crude oil sold	86	175	(89)	(51)%

Revenues -
Water solutions sales:	$12,744	$20,362	$(7,618)	(37)%

Gross margin (a)	6,182	14,298	(8,116)	(57)%
Operating expense	8,915	8,655	(260)	(3)%
Equipment lease expense	61	22	(39)	(177)%
Adjusted EBITDA	$(2,794)	$5,621	$(8,415)	NM

(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

Revenues

Our skimming oil and salt water disposal revenues decreased $7.6 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process and to a lesser extent the reduction in the oil skimming rate.

Gross margin

Our skimming oil and salt water gross margin decreased $8.1 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process and to a lesser extent the reduction in the oil skimming rate.

Adjusted EBITDA

Adjusted EBITDA decreased $8.4 million during nine months ended April 30, 2016 primarily due to the $8.1 million decrease in gross margin discussed above.

Corporate & other

The following table summarizes the Adjusted EBITDA results of our corporate and other segment for the periods indicated:

(amounts in thousands)
Nine months ended April 30,	2016	2015	Favorable (Unfavorable) Variance
General and administrative expenses	$32,074	$28,895	$(3,179)	(11)%
Equipment lease expense	2,215	1,033	(1,182)	(114)%
Adjusted EBITDA	$(34,289)	$(29,928)	$(4,361)	(15)%

The Adjusted EBITDA within "corporate and other" decreased by $4.4 million primarily due to a $5.2 million increase in personnel and other expenses primarily related to the Bridger acquisition, partially offset by $1.9 million in reduced performance-based incentive expenses.

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

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the twelve months ended April 30, 2016 to the twelve months ended January 31, 2016 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Changes in cash reserves approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Nine months ended April 30, 2016	$187,910	$32,838	$155,072
For the year ended July 31, 2015	189,615	20,646	168,969
Less: Nine months ended April 30, 2015	187,827	61,141	126,686
Twelve months ended April 30, 2016	$189,698	$(7,657)	$197,355	0.96

Twelve months ended January 31, 2016	186,015	(2,292)	188,307	0.99
Increase (decrease)	$3,683	$(5,365)	$9,048	(0.03)

For the twelve months ended April 30, 2016, distributable cash flow increased $3.7 million compared to the twelve months ended January 31, 2016. Cash distributions paid increased $9.0 million primarily due to the issuance of 17.5 million common units during the twelve months ended April 30, 2016 in connection with the acquisition of Bridger, offset by a repurchase of 2.4 million units in November 2015. These changes resulted in a decrease in our distribution coverage ratio to 0.96 for the twelve months ended April 30, 2016 as compared to 0.99 for the twelve months ended January 31, 2016. Cash reserves, which we utilize to meet future anticipated expenditures, decreased by $7.7 million during the twelve months ended April 30, 2016 compared to a decrease of $2.3 million in the twelve months ended January 31, 2016.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in our Annual Report on Form 10-K for fiscal 2015 entitled, “Item 1A. Risk Factors” and under Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the three months ended October 31, 2015 and for the three and six months ended January 31, 2016, as well as any changes to these risk factors set forth in "Part II, Item 1A" of this Quarterly Report on From 10-Q, we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. On January 14, 2016, we executed a commitment increase supplement to our secured credit facility that increased the size of the facility from $600 million to $700 million. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

A quarterly distribution of $0.5125 will be paid on June 14, 2016 to all common units that were outstanding on June 7, 2016. This represents the fourth consecutive quarterly distribution of $0.5125 paid to our common unitholders following eighty-three consecutive quarterly distributions of $0.50 dating back to October 1994.

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

As of April 30, 2016, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2016. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

We expect our future capital expenditures and working capital needs to be met through a combination of cash generated from future operations, existing cash balances, the secured credit facility and the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Financing Activities – Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of common units for general business purposes, which, among other things, may include the following: repayment of outstanding indebtedness; the redemption of any senior notes or other securities (other than common units) previously issued; working capital; capital expenditures; acquisitions, or other general business purposes. As of April 30, 2016, Ferrellgas Partners had issued 6.3 million common units from this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of April 30, 2016, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

In addition, we monitor the trading market for our outstanding debt securities and we may from time to time repurchase outstanding senior notes, whether in open market transactions or privately negotiated repurchases.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $220.1 million for the nine months ended April 30, 2016, compared to net cash provided by operating activities of $195.1 million for the nine months ended April 30, 2015. This increase in cash provided by operating activities was primarily due to a $17.5 million decrease in working capital requirements, a $16.3 million favorable impact in other assets, net, primarily due to reductions in margin funding requirements during the nine months ended April 30, 2016, offset by a $8.8 million decrease in cash flow from operations.

The decrease in working capital requirements for the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015 was primarily due to a $39.3 million decrease in requirements for prepaid expenses and other current assets largely due to increases in required margin deposits made toward price risk management activities during the nine months ended April 30, 2015 compared to reductions in margin deposits required during the nine months ended April 30, 2016, a $17.1 million decrease in requirements for accounts receivable resulting primarily from timing of billing and collections in our Midstream operations - crude oil logistics segment, and a $7.7 million decrease in requirements due to an increase in accrued interest due to debt issued in June 2015 in contemplation of the acquisition of Bridger. These decreases in working capital requirements were partially offset by a $38.4 million decline in inventory resulting from substantial reductions in the price of propane in the nine months ended April 30, 2015 that did not repeat during the nine months ended April 30, 2016, and a net $8.2 million increase in requirements for accounts payable and other current liabilities, primarily due to settlement of outstanding litigation.

The decrease in cash flow from operations is primarily due to a $26.3 million increase in "Operating expense", a $3.9 million increase in "Equipment lease expense", and a $31.1 million increase in "Interest expense", partially offset by a $56.7 million increase in gross margin, as discussed above by segment.

The operating partnership

Net cash provided by operating activities was $230.5 million for the nine months ended April 30, 2016, compared to net cash provided by operating activities of $203.1 million for the nine months ended April 30, 2015. This increase in cash provided by operating activities was primarily due to a $19.5 million decrease in working capital requirements, a $16.3 million favorable impact in other assets, net, primarily due to reductions in margin funding requirements during the nine months ended April 30, 2016, offset by an $8.4 million decrease in cash flow from operations.

The decrease in working capital requirements for the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015 was primarily due to a $39.2 million decrease in requirements for prepaid expenses and other current assets largely due to increases in required margin deposits made toward price risk management activities during the nine months ended April 30, 2015 compared to reductions in margin deposits required during the nine months ended April 30, 2016, a $16.8 million decrease in requirements for accounts receivable resulting primarily from timing of billing and collections in our Midstream operations - crude oil logistics segment, and a $7.7 million decrease in requirements due to an increase in accrued interest due to debt issued in June 2015 in contemplation of the acquisition of Bridger. These decreases in working capital requirements were partially offset by a $38.4 million decline in inventory resulting from substantial reductions in the price of propane during the nine months ended April 30, 2015 that did not repeat during the nine months ended April 30, 2016, and a net $5.9 million increase in requirements for accounts payable and other current liabilities, primarily due to settlement of outstanding litigation.

The decrease in cash flow from operations is primarily due to a $26.4 million increase in "Operating expense", a $3.9 million increase in "Equipment lease expense", and a $31.1 million increase in "Interest expense", partially offset by a $56.7 million increase in gross margin, as discussed above by segment.

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

Net cash used in investing activities was $110.9 million for the nine months ended April 30, 2016, compared to net cash used in investing activities of $116.2 million for the nine months ended April 30, 2015. This decrease in net cash used in investing activities is due to a decrease of $55.0 million in "Business acquisitions, net of cash acquired" and an increase of $7.8 million in proceeds from asset sales, partially offset by a $57.1 million increase in "Capital expenditures".

The decrease in cash used for "Business acquisitions, net of cash acquired" is attributable to our acquisition of salt water disposal assets during the nine months ended April 30, 2015, partially offset by acquisition activity during the nine months ended April 30, 2016.

The increase in "Capital expenditures" is primarily due to a $56.3 million increase in Midstream operations growth projects.

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

Financing Activities

Net cash used in financing activities was $110.6 million for the nine months ended April 30, 2016, compared to net cash used in financing activities of $79.8 million for the nine months ended April 30, 2015. This increase in cash flows used in financing activities was primarily due to a $46.4 million repurchase of common units during the current year, a $41.9 million decrease in proceeds from equity offerings, which were primarily used to fund acquisitions during the prior year period, a $28.1 million increase in distributions paid, and a $15.7 million decrease in net credit facility and accounts receivable short term borrowings due to the decrease in working capital requirements resulting from the decrease in the wholesale cost of propane, partially offset by a net increase in long-term borrowings of $103.3 million.

Distributions

Ferrellgas Partners paid a $0.5125 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $153.4 million during the nine months ended April 30, 2016 in connection with the distributions declared for the three month periods ended July 31, 2015, October 31, 2015 and January 31, 2016. The quarterly distribution of $0.5125 on all common units and the related general partner distribution for the three months ended April 30, 2016 totaling $50.7 million are expected to be paid on June 14, 2016 to holders of record on June 7, 2016.

Secured credit facility

On January 14, 2016, our operating partnership, Ferrellgas, L.P., executed a commitment increase supplement to its secured credit facility that increased the size of this facility from $600 million to $700 million. The commitment increase supplement did not change the interest rate or maturity date of the secured credit facility which remains at October, 2018.

As of April 30, 2016, we had total borrowings outstanding under our secured credit facility of $299.0 million, of which $289.9 million was classified as long-term debt. Additionally, Ferrellgas had $331.5 million of available borrowing capacity under our secured credit facility as of April 30, 2016. However, the debt incurrence limitation covenant under this facility limits additional borrowings to $135.1 million as of April 30, 2016.

Borrowings outstanding at April 30, 2016 under the secured credit facility had a weighted average interest rate of 3.6%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate; or (iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of April 30, 2016, the federal funds rate and Bank of America’s prime rate were 0.37% and 3.50%, respectively. As of April 30, 2016, the one-month and three-month Eurodollar Rates were 0.48% and 0.65%, respectively.

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

Letters of credit outstanding at April 30, 2016 totaled $69.5 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At April 30, 2016, we had remaining letter of credit capacity of $130.5 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of April 30, 2016, the rate was 2.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility decreased $19.0 million. We received net funding of $7.0 million from this facility during the nine months ended April 30, 2016 as compared to receiving net funding of $26.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of April 30, 2016, we had received cash proceeds of $77.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of April 30, 2016, the weighted average interest rate was 2.9%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

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

Distributions

The operating partnership paid cash distributions of $210.2 million and $134.5 million during the nine months ended April 30, 2016 and 2015, respectively. On November 13, 2015, the operating partnership distributed $46.8 million and $0.4 million to Ferrellgas Partners and the general partner, respectively, using proceeds from its secured credit facility. Ferrellgas Partners utilized these funds primarily to repurchase approximately 2.4 million common units from Jamex Marketing, LLC. The operating partnership expects to pay cash distributions of $59.4 million on June 14, 2016.

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

Based on these tests, we determined that the estimated fair values of each reporting unit exceeded its respective carrying value, thus no impairments were recorded.  We applied a hypothetical 10% decline in the fair value of each of our reporting units, which as of our testing date would not have triggered additional impairment testing.

During the nine months ended April 30, 2016, approximately 60% of Midstream Operations - Crude oil logistics' segment gross margin was generated from its largest customer and Jamex, that customer's crude oil supplier, under a take-or-pay arrangement (the “contract”). Under the terms of the take-or-pay arrangement, Jamex is responsible for payments to us and also for sourcing crude oil volumes for that customer. We believe Jamex may not have financial resources sufficient to satisfy its payment obligations to us through June 2019, the remaining term of this agreement. If current market conditions persist, we also believe Jamex may not be able to fulfill its crude oil sourcing volume commitments to our customer throughout the remaining term of this agreement, which could cause a termination of the transportation and logistics agreement we have with that customer. We are currently negotiating alternative contractual arrangements to mitigate this risk. If our transportation and logistics agreement with that customer were to terminate and we were unable to negotiate an economically similar replacement agreement with that customer, we would likely experience a decrease in sales, gross margin and Adjusted EBITDA from our crude oil logistics operations which would materially and adversely affect the results of operations and cash flows generated by the segment. As a result of the uncertainty surrounding the future cash flows associated with this contract, we considered whether the fair value of this reporting unit no longer exceeded the carrying value. Upon applying the fair-value-based test as described above for purposes of the interim impairment test, We concluded that there was no impairment of the Midstream operations - crude oil logistics reporting unit as of April 30, 2016.  As of April 30, 2016, we determined that this reporting unit had an estimated fair value in excess of its respective carrying value of approximately 10%.

This test primarily consists of using discounted future cash flow models to estimate fair value. We prepared various cash flow models involving certain potential scenarios and probability weighted these scenarios which included the following critical assumptions: (1) renewal of certain significant, long term logistics contracts upon their expiration; (2) the economic conditions present in the oil and gas sector at the time of these contract renewals; (3) the timing, success rate and capital required for certain organic growth projects; (4) the amount of capital expenditures required to maintain the existing cash flows; and (5) a terminal period growth rate equal to the expected rate of inflation. Variances in any of these assumptions could lead to material impairments in the Midstream operations - crude oil reporting unit. In addition to these critical cash flow assumptions, a discount rate of 11.3% was applied to the various projected cash flow models. A 0.5% increase, resulting in a discount rate equal to 11.8%, could cause us to fail step one of the goodwill impairment test. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two and goodwill is impaired, it could require a complete write-off of goodwill assigned to this reporting unit, up to $190.2 million.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of our reporting units and are consistent with what management believes would be utilized by primary market participants. The use of alternate judgments and assumptions could result in the recognition of impairment charges in the financial statements.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $197.2 million for the nine months ended April 30, 2016, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Jamex Marketing, LLC, in connection with a ten-year transportation and logistics agreement, enters into transactions with the operating partnership and its subsidiaries. Bridger provides crude oil logistics services for Jamex Marketing, LLC, including the transportation and storage of crude oil by truck, terminal and pipeline. During the three and nine months ended April 30, 2016, Ferrellgas' total revenues from these transactions were $26.6 million and $36.7 million, respectively. During the three and nine months ended April 30, 2016, Ferrellgas' total cost of sales from these transactions were $1.4 million and $3.0 million, respectively. There was no activity for the three and nine months ended April 30, 2015. The amounts due from and due to Jamex Marketing, LLC at April 30, 2016, were $19.4 million and $0.8 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2015, were $4.8 million and $4.2 million, respectively.

See "Liquidity and Capital Resources - Financing Activities - Common unit repurchase" for discussion about the repurchase of common units from Jamex Marketing, LLC.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the nine months ended
	April 30, 2016	April 30, 2016
Ferrell Companies (1)	22,529,361	$34,638
FCI Trading Corp. (2)	195,686	300
Ferrell Propane, Inc. (3)	51,204	78
James E. Ferrell (4) (6)	4,763,475	7,323
James H. Ballengee (5) (6)	4,771,447	11,880

(1) Ferrell Companies is the owner of the general partner and is an approximate 23.0% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.2% at April 30, 2016.
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
(6) Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D or Section 16 SEC filing, or information provided by the beneficial owner.

During the nine months ended April 30, 2016, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.7 million.

On June 14, 2016, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), James H. Ballengee (indirectly), and the general partner of $11.5 million, $0.1 million, $26 thousand, $2.4 million, $2.4 million and $0.5 million, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2016. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Our risk management activities also attempt to mitigate price risks related to our crude oil line fill and inventory. We may use financial and commodity based derivative contracts to manage the risks produced by changes in the price of crude oil or to capture market opportunities.

Our risk management strategy involves taking positions in the financial markets that are equal and opposite to the forecasted crude oil line fill and inventory volume in order to minimize the risk of inventory price change. This risk management strategy locks in our sales price and is successful when our gains or losses on line fill or inventory are offset by our losses or gains in the financial markets. Our crude oil financial derivatives are not designated as cash flow hedges.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2016 and July 31, 2015, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $13.9 million and $11.3 million as of April 30, 2016 and July 31, 2015, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At April 30, 2016, we had $376.0 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $2.0 million for the twelve months ending April 30, 2016. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent change in interest rates would result in a reduction to future earnings of $1.4 million for the twelve months ending April 30, 2016.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2016, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Other than changes that have resulted or may result from our business combination during the year ended July 31, 2015, as discussed below, there have been no changes in our internal control over financial reporting (as defined in Rule 13(a) - 15(f) of the Exchange Act) during the most recent fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and crude oil. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

We have been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel.  The Court has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law.  The direct customer plaintiffs have filed an appeal, which is pending. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  We have prevailed at the trial court on a motion to dismiss those claims.  It is uncertain whether plaintiffs will appeal;  we intend to vigorously defend any such appeal.  We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2015 and under Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the three and six months ended October 31, 2015 and January 31, 2016, respectively.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 8, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 8, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 8, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 8, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director