Form 10-K
period 2016-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2016-09-28
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2016
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2016, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $1,123,052,174. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At September 6, 2016, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	97,152,665	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

2

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

 For the fiscal year ended July 31, 2016
FORM 10-K ANNUAL REPORT

			Page
PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	17
ITEM	1B.	UNRESOLVED STAFF COMMENTS	42
ITEM	2.	PROPERTIES	42
ITEM	3.	LEGAL PROCEEDINGS	44
ITEM	4.	MINE SAFETY DISCLOSURES	44
PART II
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	44
ITEM	6.	SELECTED FINANCIAL DATA	47
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	52
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	89
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	91
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	91
ITEM	9A.	CONTROLS AND PROCEDURES	91
ITEM	9B.	OTHER INFORMATION	94
PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	95
ITEM	11.	EXECUTIVE COMPENSATION	101
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	115
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	116
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	117
PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	119

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

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;

•	“water solutions revenues” refers to fees charged for the processing and disposal of salt water as well as the sale of skimming oil;

•	"crude oil logistics revenues" refers to fees charged for crude oil transportation and logistics services on behalf of producers and end-users of crude oil;

•	"crude oil sales" refers to crude oil purchased and sold in connection with crude oil transportation and logistics services on behalf of producers and end-users of crude oil;

•	"crude oil hauled" refers to the crude oil volume in barrels transported through our operation of a fleet of trucks and tank trailers and rail cars;

•	"Jamex" refers to Jamex Marketing, LLC;

•	“salt water volume” refers to the number of barrels of salt water processed at our disposal sites;

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

•
that our future maintenance capital expenditures and working capital needs will be provided by a combination of cash generated from future operations, existing cash balances, the secured credit facility or the accounts receivable securitization facility.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	the effect of weather conditions on the demand for propane;

•	the prices of wholesale propane, motor fuel and crude oil;

•	disruptions to the supply of propane;

•	competition from other industry participants and other energy sources;

•	energy efficiency and technology advances;

•	the termination or non-renewal of certain arrangements or agreements;

•	adverse changes in our relationships with our national propane customers;

•	significant delays in the collection of accounts or notes receivable;

•	changes in demand for, and production of, hydrocarbon products;

•	capacity overbuild of midstream energy infrastructure in our midstream operational areas;

•	disruptions to railroad operations on the railroads we use;

•	increased trucking and rail regulations;

•	cost increases that exceed contractual rate increases for our logistics services;

•	inherent operating and litigation risks in gathering, transporting, handling and storing propane and crude oil;

•	our inability to complete acquisitions or to successfully integrate acquired operations;

•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;

•	economic and political instability, particularly in areas of the world tied to the energy industry; and

•	disruptions in the capital and credit markets.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Annual Report on Form 10-K.

ITEM 1.    BUSINESS.

Overview

Ferrellgas Partners, L.P. is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in:

•	the retail distribution of propane and related equipment sales, and

•	midstream operations - crude oil logistics.

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

Our general partner performs all management functions for us and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, currently beneficially owns approximately 23.4% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

In fiscal 2016, no one customer accounted for 10% or more of our consolidated revenues.

Recent developments - Secured credit facility and Accounts receivable securitization facility

Our secured credit facility and our accounts receivable securitization facility require the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. Our leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on our current internal forecast we believe it is likely our leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement we are embarking on a strategy to reduce our debt. This strategy may include a reduction in our annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but our board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. We believe that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until our leverage ratio reaches a level that we deem appropriate for our business.

Our Businesses

Propane and related equipment sales

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2016 and a leading national provider of propane by portable tank exchange.

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

As of July 31, 2016, approximately 51% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

In addition, we lease tanks to some of our independent distributors involved with our delivery of propane for portable tank exchanges. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from most of our competitors.

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2016	779
July 31, 2015	879
July 31, 2014	947

We utilize marketing programs targeting both new and existing customers by emphasizing:

•	our efficiency in delivering propane to customers;

•	our employee training and safety programs;

•	our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and

•	our national distributor network for our commercial and portable tank exchange customers.

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

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2016, seven suppliers accounted for approximately 73% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold – propane and other gas liquids sales” in our consolidated statement of earnings.

A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter propane forward and/or swap contracts that generally have terms of less than 36 months. We may also use options to hedge a portion of our forecasted purchases, which generally do not exceed 36 months in the future.

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

Risk Management Activities – Transportation Fuel Price Risk

We employ risk management activities that attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from supply or storage locations and from retail fueling stations. We attempt to mitigate these price risks through the use of financial derivative instruments.

Our risk management strategy involves taking positions in the financial markets that are not more than the forecasted purchases of fuel for our internal use in both the supply and retail propane delivery fleet in order to minimize the risk of decreased earnings from an adverse price change. This risk management strategy locks in our purchase price and is successful when our gains or losses in the physical product markets are offset by our losses or gains in the financial markets. Our transport fuel financial derivatives are not designated as cash flow hedges.

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2016, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Business Strategy

Our business strategy for this segment is to:

•	Expand our operations through internal growth, as accretive opportunities become available;

•	capitalize on our national presence and economies of scale; and

•	maximize operating efficiencies through utilization of our technology platform.

Expand our operations through internal growth, as accretive opportunities become available

Our goal is to improve the operations and profitability of our propane and related equipment sales segment by integrating best practices and leveraging our established national organization and technology platforms to help reduce costs and enhance customer service. We believe that our enhanced operational synergies, improved customer service and ability to better track the financial performance of operations provide us a distinct competitive advantage and better analysis as we consider future opportunities.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 855 propane distribution locations in the United States as of July 31, 2016 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 56 service centers and 855 service units as of July 31, 2016. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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
Midstream operations
We conduct our crude oil logistics operations and related activity under our Midstream operations - crude oil logistics reportable segment.
Crude oil logistics

Our midstream operations - crude oil logistics ("Bridger") segment, which we operate under the Bridger Logistics tradename, provides domestic crude oil transportation and logistics services with an integrated portfolio of midstream assets connecting crude oil production in prolific basins in the U.S. to downstream markets. Bridger's truck, pipeline terminal, pipeline, rail and maritime assets form a comprehensive, fee-for-service business model, and substantially all of its cash flow is generated from fee-based commercial agreements.

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

Bridger also engages in the marketing of physical crude oil in the major production basins of the United States. Bridger purchases this crude oil from producers and transports it using a mix of its truck transportation and rail assets as well as terminal and pipeline contracts to the sale point with its customers.

Recent Developments - Crude Oil Logistics

In connection with the closing of our acquisition of Bridger in June 2015, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex Marketing, LLC (“Jamex”) pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer.

As a result of concerns regarding the collectability of amounts owed to Bridger from Jamex under the Jamex TLA and certain other matters between Bridger and Jamex, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas purchasing certain Ferrellgas common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future.

On September 1, 2016, Bridger and Ferrellgas entered into a Termination, Settlement and Release Agreement (the “Jamex Termination Agreement”) with Jamex, certain of Jamex's affiliates, and James Ballengee (the owner of Jamex) pursuant to which:

(1)
Jamex agreed to execute and deliver a secured promissory note in favor of Bridger in original principal amount of $49.5 million (the "Jamex Secured Promissory Note") in satisfaction of all obligations owed to Bridger under the

Jamex TLA;

(2)
Mr. Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee, executed and delivered a joint guarantee of the Jamex Secured Promissory Note obligations up to a maximum aggregate amount of $20.0 million;

(3)
The operating partnership agreed to provide Jamex with a $5.0 million revolving secured working capital facility evidenced by a revolving promissory note (the “Jamex Revolving Promissory Note” and, together with the Jamex Secured Promissory Note, the “Jamex Notes”);

(4)	The other Jamex entities agreed to execute and deliver a security agreement and a full guarantee of the obligations under the Jamex Notes;

(5)	Ferrellgas paid approximately $16.9 million to Jamex and in return received (and cancelled) 0.9 million of Ferrellgas Partners' common units;

(6)
The parties agreed to terminate the Jamex TLA and certain other commercial agreements and arrangements between them, and release any claims between or among them that may exist (other than those arising under the Jamex Termination Agreement or the other agreements entered into in connection with the Jamex Termination Agreement); and

(7)	Ferrellgas waived the remaining lockup provision applicable to Jamex under the Registration Rights Agreement dated June 24, 2015 to which Jamex is party.

The Jamex Secured Promissory Note has an annual interest rate of 7% (which rate would be reduced under certain circumstances), and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first payment, due December 17, 2016, will be an interest-only payment of approximately $1 million. The maturity date of the Jamex Secured Promissory Note will be December 17, 2021. Jamex will be allowed to prepay the Secured Promissory Note in whole or in part at any time.

The Jamex Revolving Promissory Note, which provides Jamex with access to working capital liquidity to meet their unrelated and ongoing crude oil marketing and other business needs, has an annual interest rate of 0% (which rate would be increased in case of a default), and contains certain conditions precedent to the operating partnership’s obligation to make any advances thereunder. Each borrowing under the Jamex Revolving Promissory Note must be repaid within 10 days, and the ultimate maturity date of the Jamex Revolving Promissory Note is the earlier of September 1, 2021 and the date on which all obligations under the Jamex Secured Promissory Note are repaid.

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including the remaining 3.9 million common units owned by those entities and any cash distributions and proceeds in respect thereof, which are to be held in a controlled account that can be seized by us in the event of default.

During the year ended July 31, 2016, approximately 60% and 80% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin and EBITDA, respectively, was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owns a refinery in Trainer, Pennsylvania. Bridger is party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement has a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, we determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend we anticipate will continue into fiscal 2017 and beyond.

As a result of the expected decline in our future cash flows from operations for this segment in total, as well as individual asset groups in this segment, which resulted from the termination of the Jamex TLA and the decline in our trucking operations as a result of continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate, we performed impairment testing during the fourth quarter of fiscal 2016 for this segment's indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment and goodwill. As a result of the impairment testing performed, we recorded asset impairment charges of $628.8 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill during the year ended July 31, 2016.

Business Strategy

Our current business strategy for this segment is to maximize profitability utilizing existing assets. The continued, sustained decline in the price of crude oil has had a negative impact on domestic crude oil production, and as a result, has had a trending negative impact on the volumes of crude oil that we transport. We are evaluating all phases of our business in light of these challenges with the goal of operating more efficiently.

We are evaluating alternatives to maximize profitability relative to rail car assets previously committed to the Jamex TLA and Bridger's largest customer and our trucking fleet which is currently operating under capacity. We believe this business strategy supports our overall current company strategy of reducing debt and improving our leverage ratio.

Customers

Bridger's customers include crude oil producers, refiners and marketers. Generally, Bridger seeks to enter into long-term contracts to provide logistics services; however, contracts for the transportation of crude oil by truck, tend to be terminable on 30 days’ notice.

A subsidiary of Bridger has entered into a series of agreements with a subsidiary of a large oil producer in the Permian Basin, to provide truck oil transportation services on a "right of first call" basis within an area of mutual interest covering a significant portion of the Permian Basin in West Texas and New Mexico. The initial term of this agreement ends in 2019, then automatically extends for additional one-year periods during which time it may be terminated upon six months notice.

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

A subsidiary of Bridger has also entered into a series of agreements with a subsidiary of a large international oil company for the sale of crude oil. Bridger services this contract by purchasing crude from a variety of oil producers, primarily in the Niobrara region, and transporting it using a mix of its truck transportation and rail assets as well as terminal and pipeline contracts to the sale point with its customer in Cushing, Oklahoma.

Risk management activities - Crude oil price risk

Our risk management activities attempt to mitigate price risks related to our crude oil line fill and inventory. We may use financial and commodity based derivative contracts to manage the risks produced by changes in the price of crude oil or to capture market opportunities.

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

•
a decision by its competitors to develop, acquire or construct crude oil midstream assets and provide gathering, transportation, terminalling or storage services in geographic areas, or to customers, served by Bridger's assets and services.

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

In December 2014, the United States Environmental Protection Agency ("EPA") proposed lowering the National Ambient Air Quality Standard ("NAAQS") from the current 75 parts per billion ("PPB") level to between 65 and 70 PPB using an 8-hour average. On October 26, 2015, the EPA published its final rule lowering the ozone NAAQS to 70 PPB. This change could significantly expand the number of areas and counties deemed to be in nonattainment with federal ozone standards, and could force states to impose additional emissions controls on oil, gas and other industrial sectors.

In May 2015, the DOT issued final rules for oil-by-rail transportation requiring that certain older tank cars be phased out of operation and that new tank cars comply with certain design requirements. All tank cars built after October 1, 2015 must meet these new standards. DOT-111 tank cars must be retrofitted or replaced in accordance with a risk-based timeline starting on January 1, 2017 and CPC-1232 tank cars without insulating jackets must be retrofitted or replaced by April 1, 2020. Furthermore, in December 2015, President Obama signed into law the Fixing America’s Surface Transportation Act, or FAST Act, which requires all tank cars to be upgraded by the DOT’s deadlines regardless of train composition. We estimate that it will cost approximately $30.0 million to bring Bridger's tank cars into compliance with the new standards.

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. These laws and regulations also prohibit certain other activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers, or Corps. In September 2015, a new EPA and Corps rule defining the scope of the jurisdiction of the EPA and the Corps over wetlands and other waters became effective. To the extent the rule expands the range of properties subject to the Clean Water Act’s jurisdiction, certain oil and gas companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of Clean Water Act programs, and implementation of the rule has been stayed pending resolution of the court challenge. The process for obtaining permits has the potential to delay the development of natural gas and oil projects. Also, spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters. Noncompliance with these requirements may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations.

The Federal Clean Air Act, or CAA, as amended, and analogous state and local laws and regulations restrict the emission of air pollutants, and impose permit requirements and other obligations. Regulated emissions occur as a result of our operations, including the handling or storage of crude oil and other petroleum products. Both federal and state laws impose substantial penalties for violation of these applicable requirements. Accordingly, our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, revocation or suspension of necessary permits and, potentially, criminal enforcement actions.

In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. On August 16, 2012, the EPA published final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National

Emission Standards for Hazardous Air Pollutants programs. The rule seeks to achieve a 95% reduction of VOC emissions. On May 12, 2016, the EPA amended the NSPS to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program in Indian country for oil and natural gas production, and it issued for public comment an information request that will require companies to provide extensive information instrumental for the development of regulations to reduce methane emissions from existing oil and gas sources. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development of oil and natural gas projects, and our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions.
Other midstream operations -Water solutions

Our other midstream operation - water solutions ("Water solutions") generates revenues from treatment and disposal of salt water generated from crude oil production operations at our salt water disposal wells and from the sale of recovered crude oil from our skimming oil process. Our facilities are located near oil and gas production fields with high levels of crude oil and natural gas in the Eagle Ford Basin in Texas.

Until July 2016, the result of our Water solutions business was reported in a separate reportable segment. Due to the relative immateriality of current and anticipated future results, our Water solutions business will no longer be considered a reportable segment. The results from our Water solutions business are now reported within Corporate and other.

Although immaterial, our current strategy for our Water solutions business is to generate positive, future cash flows and generate organic growth by strategically leveraging assets in other lines of business, where appropriate. If we are unable to generate positive, future cash flows, we may consider other alternatives for this business including selling some or all of the business or business assets, temporarily idling facilities or permanently closing facilities. This could lead to future, material impairments or losses of long-lived assets.

Permits and Regulatory Compliance

We operate salt water disposal facilities in the Eagle Ford shale region of south Texas. Each of these facilities is permitted to inject non-hazardous oil and gas waste into an Underground Injection Control (“UIC”) Class II disposal well. These wells have been drilled in certain acceptable geologic formations far below the base of underground sources of fresh water to a point that is safely separated by other substantial geological confining layers according to environmental laws that are administered under the auspices of the federal government or states with primacy.

Because the major component of this business is the disposal of oil and gas field residual salt water in an environmentally sound manner, a significant amount of our capital expenditures in this segment are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state and local provisions that regulate the placement of oilfield residual salt water into the environment. There are costs associated with siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations.

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

Governmental Regulation - Environmental and Safety Matters

Like the customers we service, our water solutions business is subject to extensive, complex and evolving federal, state and local environmental, health, safety and transportation laws and regulations that can affect the cost, manner, feasibility or timing of doing business. These laws and regulations are administered by the EPA and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States. The Texas Railroad Commission ("RRC") is the principal state agency that regulates our water solutions business in Texas.

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

The principal United States federal environmental, safety and health statutes affecting our business are summarized below. While the EPA retains oversight authority, in most cases the state of Texas has primary authority to administer regulatory and enforcement programs under each of these statutes, their state analogues and other state laws. The RRC has primary regulatory jurisdiction over the oil and natural gas industry and related industry sectors. Accordingly, the RRC is the principal state regulator of our water solutions business. Meanwhile, the Texas Commission on Environmental Quality is the principal state environmental regulator for virtually every other industry in the state, including industries that may have an effect on our business.
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
The SDWA allows a state to obtain primacy from the EPA for oil and gas related injection wells, either by adopting the federal UIC requirements or, under some circumstances without adopting the complete set of applicable federal UIC regulations. The state must be able to demonstrate that its existing regulatory program is protecting USDWs in that state, even if the regulations may not be as stringent as federal rules. Presently, 40 states, including Texas, have primacy approval from the EPA to regulate Class II injection wells for the disposal of oil and gas produced and flowback water. Requirements in primacy states may differ from and be more stringent than federal requirements.
Certain states, including Texas, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on underground injection wells and/or hydraulic fracturing operations or otherwise seek to ban such activities altogether. For example, on October 28, 2014, the RRC adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the RRC’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity.
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
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), or the Superfund law, and comparable state laws impose strict liability, without regard to fault or legality of the activity at the time, on certain classes of persons. These persons include current owners or operators of the site where a release of hazardous substances occurred, prior owners or operators that owned or operated the site at the time of the release of hazardous substances, and persons that disposed of or arranged for the disposal of hazardous substances found at the site.
Under CERCLA, persons deemed "responsible persons" may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. In addition, neighboring landowners and other third parties may file claims under common law for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.
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

Financial Information about Segments

For financial information regarding our reportable segments, please see Note Q to Ferrellgas Partners' consolidated financial statements and Note P to the operating partnership's consolidated financial statements included in this annual report.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At September 6, 2016, our general partner had 3,908 full-time employees.

Our general partner's employees consisted of individuals in the following areas:

Propane field operations	3,340
Crude oil logistics operations	110
Other operations	36
Centralized corporate functions	422
Total	3,908

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

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks, service marks and patents are an important part of our consistent growth in both tank exchange and outdoor living product categories. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design™, Grill Gas & Design®, A Better Way™, Spark Something Fun®, America’s Choice for Grill Gas®, RhinoTUFF®, Tri-Safe®, Drop, Swap and Go™, Rhino Power™, Uniflame®, UniGrill®, Patriot®, Grill Aficionado®, Skeetervac®, Fine Tune®, Vac & Tac®, Wavedrawer®, It’s Your Backyard. Enjoy It More With Skeetervac®, Less Biting Insects. More Backyard Fun®, DuraClay®, Endless Summer®, Endless Summer Comfort®, ChefMaster® and Mr. Bar-B-Q®. In addition, we have patents issued for a Method for Reconditioning a Propane Gas Tank and an Overflow Protection Valve Assembly, which expire in 2017 and 2018, respectively, as well as various other patents and patent applications pending. The protection afforded by our patents furthers our ability to cost-effectively service our customers and to maintain our competitive advantages. Our water solutions business operates primarily under the Bridger Environmental trade name and our crude oil logistics business operates primarily under the Bridger Logistics trade name.

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

We have agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned subsidiary of the operating partnership that maintains an accounts receivable securitization facility. We retain servicing responsibilities for transferred accounts receivable but have no other continuing involvement with the transferred receivables. The accounts receivable securitization facility is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities - Accounts receivable securitization” and in Note G – Accounts and notes receivable, net and accounts receivable securitization – to our consolidated financial statements provided herein.

We also sell gas grills, grilling tools and accessories, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products. These products are manufactured by independent third parties in Asia and are sold to mass market retailers in Asia or shipped to the United States, where they are sold under our various trade names. These products are sold through Blue Rhino Global Sourcing, Inc. a taxable corporation that is a wholly-owned subsidiary of the operating partnership. We operate our midstream operations - crude oil logistics operations under Bridger Logistics, LLC, and our midstream operations - water solutions under Bridger Environmental, LLC, each a wholly-owned subsidiary of the operating partnership.

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

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2016, approximately 53% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

In addition, the implementation of statutory and regulatory requirements for derivative transactions, in particular the Dodd-Frank Wall Street Reform and Consumer Protection Act, may increase the operational and transaction costs of entering into and maintaining derivatives contracts and may adversely affect the number and/or creditworthiness of derivatives counterparties available to us.

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

The propane distribution industry is a mature one. We foresee no growth or a small decline in total national demand for propane in the near future. Year-to-year industry volumes are primarily impacted by fluctuations in temperatures and economic conditions. Our ability to grow our sales volumes within the propane distribution industry is primarily dependent upon our ability to acquire other propane distributors, to integrate those acquisitions into our operations, and upon the success of our marketing efforts to acquire new customers organically. If we are unable to compete effectively in the propane distribution business, we may lose existing customers or fail to acquire new customers.

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

In August 2015, the EPA announced its Clean Power Plan rule, which requires states to submit plans for the reduction of carbon emissions from power plants. Upon publication of the Clean Power Plan rule in October 2015, more than two dozen States as well as industry and labor groups challenged the rule in the D.C. Circuit Court of Appeals. The Plan, if implemented, is anticipated to result in a shift away from coal-based sources of energy to natural gas and renewables. While this may increase demand for natural gas, other regulations governing drilling for natural gas may make natural gas extraction more expensive, so the resulting impact on demand for propane may change as implementation of the Clean Power Act occurs. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

Energy efficiency and technology advances may affect demand for propane; increases in propane prices may cause our residential customers to increase their conservation efforts.

The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has reduced the demand for propane in our industry. We cannot predict the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations. When the price of propane increases, some of our customers will tend to increase their conservation efforts and thereby decrease their consumption of propane.

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

Motor fuel is a significant operating expense for us in connection with the purchase and delivery of propane to our customers. Currently we have hedged approximately 77% of our anticipated annual motor fuel usage for fiscal year 2017. There is no assurance that we will continue this hedge strategy in future years. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil, gas, and refined fuels, actions by oil and gas producers, actions by motor fuel refiners, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. As a result, any increases in these prices in future years may adversely affect our profitability and competitiveness.

The revenues received from our portable tank exchange are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane from portable tank exchanges may decline. For fiscal 2016, four retailers represented approximately 60% of portable tank exchange net revenues. None of our significant retail accounts associated with portable tank exchanges are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane from portable tank exchanges may decline.

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

Through our supply procurement activities, we purchased approximately 73% of our propane from seven suppliers during fiscal 2016. During extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

Risks Inherent in our Midstream Operations - Crude Oil Logistics Business

Changes in demand for and production of hydrocarbon products could have a material adverse effect on Bridger's results of operations and cash flows and our ability to make distributions or pay interest or principal on debt securities.

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

Similarly, Bridger’s rail transportation services are subject to regulation by the DOT and other agencies. Recent derailments of trains carrying crude oil have brought increased attention by regulators to the transport of flammable materials by rail. In May 2015, the DOT issued final rules for oil-by-rail transportation requiring that certain older tank cars be phased out of operation and that new tank cars comply with certain design requirements. All tank cars built after October 1, 2015 must meet these new standards. DOT-111 tank cars must be retrofitted or replaced in accordance with a risk-based timeline starting on January 1, 2017 and CPC-1232 tank cars without insulating jackets must be retrofitted or replaced by April 1, 2020. Furthermore, in December 2015, President Obama signed into law the Fixing America’s Surface Transportation Act, or FAST Act, which requires all tank cars to by upgraded by the DOT’s deadlines regardless of train composition. Bridger estimates that it will cost approximately $30.0 million to bring its tank cars into compliance with the new standards. Failure to meet these compliance deadlines or other requirements could result in fines or other penalties, and could affect Bridger’s costs or operations.

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

We expanded the scope and size of our business by adding substantial midstream crude oil assets and operations to our existing assets and operations. Prior to this acquisition, our operations consisted of propane and related equipment sales and the operation of salt water disposal wells. Bridger's operations focus on providing domestic crude oil transportation and logistics, which was a new line of business for us. Providing domestic crude oil transportation and logistics requires different operating strategies and managerial expertise than our current operations and are subject to additional or different regulatory requirements.

This expanded scope and size of our business continues to impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. The rapid and significant growth may place strain on our administrative and operational infrastructure. Our senior management's attention may be diverted from the management of daily operations to the continued integration of the assets acquired in the Bridger acquisition. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities, use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to successfully integrate Bridger's operations into our existing operations, successfully manage this new line of business or realize the expected economic benefits of the Bridger acquisition, which may have a material adverse effect on our business, financial condition and results of operations, including our distributable cash flow.

Pursuant to the Jamex Termination Agreement, Jamex Marketing, LLC owes us amounts under a $49.5 million promissory note, which may not be collected fully or at all.

On September 1, 2016, we entered into a Secured Promissory Note with Jamex Marketing, LLC (“Jamex”) pursuant to which Jamex agreed to pay us a principal amount of $49.5 million plus interest, which principal amount will be due over time pursuant to an amortization schedule and with a final maturity date of December 17, 2021. Jamex’s obligations under the Secured Promissory Note are fully guaranteed by certain subsidiaries and affiliates of Jamex, and are partially guaranteed (up to a maximum of $20 million) by James Ballengee, the individual owner of Jamex, and another entity owned by Mr. Ballengee. The Secured Promissory Note obligations of Jamex and those other fully guaranteeing entities are secured by certain assets owned by those entities, including 3,921,447 common units, which are held in a controlled account, and any distributions and other proceeds in respect of those common units.

Jamex, a crude oil marketing company, and its guarantor affiliates are not investment-grade entities, and we cannot be sure that we will be able to collect any or all of the amounts owed under the Secured Promissory Note. We have no control over Jamex’s business or operations, and we have no control over whether Jamex repays us with profits from its business, from distributions it receives on the common units, or from proceeds of any sales of common units.  We also have no control over whether and when Jamex sells any common units, how proceeds from any sales of common units may be reinvested in the controlled account, and whether it uses any such proceeds to pay or prepay amounts owed to us. If we are unable to collect the amounts owed under the Secured Promissory Note, that inability could have a material and adverse effect on our cash flows and results of operations.

Risks Inherent in Our Midstream Other Operations - Water Solutions Business

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

In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. On August 16, 2012, the EPA published final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants programs. The rule seeks to achieve a 95% reduction of VOC emissions. On May 12, 2016, the EPA amended the NSPS to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program in Indian country for oil and natural gas production, and it issued for public comment an information request that will require companies to provide extensive information instrumental for the development of regulations to reduce methane emissions from existing oil and gas sources. These standards will increase the costs of hydraulic fracturing operations and may slow demand for our water solutions business. The regulation of hydraulic fracturing activity continues to be controversial, and changes to regulations will impact demand for our services.

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

Salt water injection wells potentially may create earthquakes.
Certain published studies have found a link between the deep well injection of hydraulic fracturing wastewater and an increase in seismic activity. On February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. In Texas, where all of our water services facilities are located, a published study has suggested that fluid injection was the most likely cause of recent earthquakes in north Texas. These findings may trigger new legislation or regulations that would limit or ban the disposal of oil and gas production wastewater in deep injection wells. If such new laws or rules were adopted, our operations may be curtailed while alternative treatment and disposal methods are developed and approved. Increased seismic activity may galvanize public opposition to hydraulic fracturing, perhaps giving rise to local fracking bans or causing us to expend additional resources on public outreach. In addition, it may give rise to private tort suits from individuals who claim they are adversely impacted by seismic activity, again requiring us to expend additional resources.

Sustained lower crude oil prices could result in further reductions to the quantity of water processed at our disposal wells and crude oil available for our “skimming” process.

Since mid-2014, crude oil prices have declined significantly and we do not expect these prices to rebound to their previous levels in the near future. As a result, many of our customers may further reduce or continue to delay their oil and gas exploration and production spending, which in turn could further reduce the quantity of water processed at our disposal wells and oil available for our “skimming oil” process.

Additionally, we have no control of the quantity of oil in the water prior to its delivery to our facilities. As a result of the decline in oil prices, our customers may improve their processes to extract oil from the water before delivering it to us, which would reduce the amount of skimming oil available to us.

Risks Inherent to Our Business Structure

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2016:

•	we had total indebtedness of approximately $2.1 billion;

•	Ferrellgas Partners had partners’ deficit of approximately $651.8 million;

•
we had total potential availability under our secured credit facility of approximately $219.3 million, although we would only be able to borrow $8.1 million as of July 31, 2016 under the existing covenants; and

•
we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $179.7 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $26.0 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2017 to 2023 that bear interest at rates ranging from 6.5% to 11.8%. Borrowings from our secured credit facility classified as "Long-term debt" of $293.1 million currently bear an interest rate of 3.2%. As of July 31, 2016, the long-term obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•	$3.9 million - 2017

•	$2.4 million - 2018;

•	$294.9 million - 2019;

•	$183.0 million - 2020;

•	$500.8 million - 2021; and

•	$975.2 million - thereafter.

Our secured credit facility provides $700.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. The obligations under this credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership. The secured credit facility will mature in October 2018.

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

We rely on our ability to access the capital and credit markets at rates and terms reasonable to us. A disruption in the capital and credit markets could impair our ability to access capital and credit markets at rates and terms reasonable to us. This could limit our ability to access capital or credit markets for working capital needs, risk management activities and long-term debt maturities, or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable or force us to take other aggressive actions including the reduction or suspension of our quarterly distribution.

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

Some of the agreements governing our indebtedness and other financial obligations also require the maintenance of specified financial ratios and the satisfaction of other financial conditions. Our ability to meet those financial ratios and conditions can be affected by unexpected downturns in business operations beyond our control, such as significantly warmer-than-normal weather, a volatile energy commodity cost environment, deterioration in credit quality of key business partners, or an economic downturn. Accordingly, we may be unable to meet these ratios and conditions. This failure could impair our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions, even if sufficient funds were available.

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

While we generally attempt to minimize our inventory risk by purchasing product on a short-term basis, we may purchase and store propane or other natural gas liquids depending on inventory and price outlooks. We may purchase large volumes of propane at the then current market price during periods of low demand and low prices, which generally occurs during the summer months. The market price for propane could fall below the price at which we made the purchases, which would adversely affect our profits or cause sales from that inventory to be unprofitable. A portion of our inventory is purchased under supply contracts that typically have a one-year term and at a price that fluctuates based on the prevailing market prices. Our contracts with our independent portable tank exchange distributors provide for a portion of our payment to the distributor to be based upon a price that fluctuates based on the prevailing propane market prices. To limit our overall price risk, we may purchase and store physical product and enter into fixed price over-the-counter energy commodity forward contracts, swaps and options that have terms generally up to 36 months. This strategy may not be effective in limiting our price risk if, for example, weather conditions significantly reduce customer demand, or market or weather conditions prevent the delivery of physical product during periods of peak demand, resulting in excess physical product after the end of the winter heating season and the expiration of related forward or option contracts.

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

Our results of operations and our ability to make distributions or pay interest or principal on debt securities could be negatively impacted by risks related to our crude oil logistics midstream operations and the management of these risks.

The amount of operating income we earn from our crude oil logistics midstream operations depends significantly on the price and availability of crude oil. In recent years, the price of crude oil has been volatile, and we expect this volatility to continue. Generally, the price of crude oil is subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of other uncontrollable factors, such as: (i) the level of domestic production and consumer demand; (ii) the availability of imported oil and actions taken by foreign oil producing nations; (iii) the availability of alternative transportation systems with adequate capacity; (iv) the availability of competitive fuels; (v) fluctuating and seasonal demand for oil and other hydrocarbon products; (vi) the impact of conservation efforts; (vii) governmental regulation and taxation; and (viii) prevailing economic conditions. The crude oil currently transported by Bridger originate from existing domestic resource basins, which naturally deplete over time. To offset this natural decline, Bridger’s assets will need access to production from newly discovered properties. Many economic and business factors beyond our control can adversely affect the decision by producers to explore for and develop new reserves. These factors could include relatively low oil prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons. A decrease in exploration and development activities in the regions where Bridger’s assets are located could result in a decrease in volumes transported over time, which materially and adversely affect Bridger’s results of operations and cash flows.

The availability of cash from our secured credit facility and accounts receivable securitization facility may be impacted by many factors, some of which are beyond our control.

We typically borrow on the operating partnership’s secured credit facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on these facilities to fund debt service payments, distributions to our unitholders, acquisition and capital expenditures. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. As of July 31, 2016, the leverage ratio covenant under the secured credit facility limited additional borrowings to $8.1 million. If we were to experience an unexpected significant increase in these requirements or have insufficient funds to fund distributions, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;

•	a significant reduction in the production of crude oil;

•	a significant delay in the collections of accounts and notes receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating leading to decreased trade credit;

•	a significant acquisition; or

•	a large uninsured unfavorable lawsuit result or settlement.

As is typical in the propane industry, our retail customers do not pay upon receipt, but generally pay between 30 and 60 days after delivery. Our crude oil logistics customers generally pay between 20 and 50 days after delivery or completion of service. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership’s secured credit facility and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder-than-normal winter weather may have on future working capital availability.

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

Our propane and related equipment sales segment and crude oil midstream segments, are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane and crude oil. These operations face an inherent risk of exposure to general liability claims in the event that the use of these facilities results in injury or destruction of property. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums. We maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. However, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

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

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2016, the operating partnership had approximately $1.95 billion of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

Cash distributions are not guaranteed and we may reduce our cash distributions in the future.

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

 Our secured credit facility and our accounts receivable securitization facility require the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. Our leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on our current internal forecast we believe it is likely our leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement we are embarking on a strategy to reduce our debt. This strategy may include a reduction in our annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but our board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. We believe that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until our leverage ratio reaches a level that we deem appropriate for our business.

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

The partnership agreement of Ferrellgas Partners generally allows Ferrellgas Partners to issue additional limited partner interests and other equity securities. When Ferrellgas Partners issues additional equity securities, a unitholder’s proportionate partnership interest will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of common units. The issuance of additional common units will also diminish the relative voting strength of the previously outstanding common units. In addition, Ferrellgas Partners may issue preferred or other securities that could have a preferred right to distributions or other priority economic terms, which could negatively affect the value of common units.

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

This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, beneficially owns all of the outstanding capital stock of our general partner in addition to approximately 23.4% of our common units.

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

Our secured credit facility and our accounts receivable securitization facility require the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. Our leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on our current internal forecast we believe it is likely our leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement we are embarking on a strategy to reduce our debt. This strategy may include a reduction in our annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but our board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. We believe that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until our leverage ratio reaches a level that we deem appropriate for our business.

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

Because Ferrell Companies is the parent of our general partner and beneficially owns 23.4% of our outstanding common units, and James E. Ferrell, Interim Chief Executive Officer and President of our general partner; and Chairman of the Board of Directors of our general partner, indirectly owns 4.9% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner are unlikely if neither Ferrell Companies, nor Mr. Ferrell consent to such action.

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

•
our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however, our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•
James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions within our ordinary course of business. Mr. Ferrell’s ownership of these entities may conflict with his duties as a director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.

See “Conflicts of Interest” and “Fiduciary Responsibilities” below.

Ferrell Companies may transfer the ownership of our general partner, which could cause a change of our management and affect the decisions made by our general partner regarding resolutions of conflicts of interest.

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

We estimate that a person who acquires common units in the 2016 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2016 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

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

In November 2015, the Bipartisan Budget Act of 2015 was signed into law. The act replaced the long-standing regimes for auditing partnerships under the Tax Equity and Fiscal Responsibility Act of 1985 (“TEFRA”) and the Electing Large Partnership rules. In their place, the act introduces “New Partnership Tax Audit Rules” which requires careful review and revisions to certain tax provisions of partnership agreements. The “New Partnership Tax Audit Rules” are effective to partnership taxable years beginning after December 31, 2017. We are in the process of evaluating the impact of the new rules and the effect on our financial position, results of operations and cash flows.

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

•
our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•
James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions within our ordinary course of business. Mr. Ferrell’s ownership of these entities may conflict with his duties as a director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell's companies.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We own or lease the following transportation equipment at July 31, 2016 that is utilized primarily in the distribution of propane and related equipment sales operations:

	Owned	Leased	Total
Truck tractors	83	88	171
Propane transport trailers	269	1	270
Portable tank delivery trucks	204	327	531
Portable tank exchange delivery trailers	219	86	305
Bulk propane delivery trucks	738	734	1,472
Pickup and service trucks	642	407	1,049
Railroad tank cars	—	93	93

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units.  At July 31, 2016, our propane distribution locations were comprised of 56 service centers and 855 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 22 independently-owned distributors at July 31, 2016.

We owned approximately 49.6 million gallons of propane storage capacity at our propane distribution locations at July 31, 2016. We owned our land and buildings in the local markets of approximately 60% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2016.

We owned approximately 0.9 million propane tanks at July 31, 2016, most of which are located on customer property and rented to those customers. We also owned approximately 4.1 million portable propane tanks at July 31, 2016, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2016, we leased approximately 60.8 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

We own or lease the following transportation equipment at July 31, 2016 that is utilized primarily within our crude oil logistics business:

	Owned	Leased	Total
Truck tractors	412	—	412
Propane transport trailers	8	—	8
Pickup and service trucks	51	5	56
Passenger vehicles	6	—	6
Water trailers	10	11	21
Crude oil trailers	683	—	683
Railroad tank cars	1,292	—	1,292
Pipeline injection terminals	19	—	19

Additionally, at July 31, 2016, our crude oil logistics business also included approximately 38 MBbls/d of capacity on multiple crude oil pipelines.

We own salt water disposal sites for use in our water solutions operations. The location of the facilities and the permitted processing capacities at which the facilities operate are summarized below:

Location name	Region	Permitted Capacity (barrels per day)
Gillet, Texas (A)	Eagle Ford shale	25,000
Engler, Texas (A)	Eagle Ford shale	25,000
Helena, Texas (A)	Eagle Ford shale	25,000
Kenedy, Texas (B)	Eagle Ford shale	25,000
Dilley, Texas (B)	Eagle Ford shale	25,000
Dietert, Texas (A)	Eagle Ford shale	10,000
Gerold, Texas (A)	Eagle Ford shale	25,000
Mellenbruch, Texas (A)	Eagle Ford shale	20,000
Hirsch, Texas (A)	Eagle Ford shale	20,000
Asherton, Texas (B)	Eagle Ford shale	25,000

(A)    These facilities are located on land we lease.
(B)    These facilities are located on land we own.

At July 31, 2016, we owned 65.7 acres of land in the Eagle Ford shale region of south Texas that house three of our salt water disposal sites and we leased 272.6 acres of land in the Eagle Ford shale region of south Texas that house seven of our salt water disposal sites.

At July 31, 2016, we leased 73,988 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area.

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

We have been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Court has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs have filed an appeal, which is pending. We believe we have strong defenses to the claims and intend to vigorously defend ourself against the consolidated case. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  We have prevailed at the trial court on a motion to dismiss those claims. The Plaintiffs have appealed and we intend to vigorously defend ourself against that appeal. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2016, we had 572 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared Per Unit
2015 Fiscal Year
First Quarter	$28.68	$24.87	$0.50
Second Quarter	28.45	21.98	0.50
Third Quarter	25.40	22.13	0.50
Fourth Quarter	24.82	20.00	0.50

2016 Fiscal Year
First Quarter	$22.64	$19.54	$0.5125
Second Quarter	20.98	14.36	0.5125
Third Quarter	18.81	15.16	0.5125
Fourth Quarter	20.68	16.48	0.5125

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

Our secured credit facility and our accounts receivable securitization facility require the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. Our leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on our current internal forecast we believe it is likely our leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement we are embarking on a strategy to reduce our debt. This strategy may include a reduction in our annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but our board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. We believe that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until our leverage ratio reaches a level that we deem appropriate for our business.

Recent Sales of Unregistered Securities

There were none during fiscal 2016.

Repurchase of Equity Securities

There were none during the fourth quarter of fiscal 2016.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest, in the operating partnership. All of the common equity of Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2016, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2016 or fiscal 2015. The operating partnership may distribute cash to its partners at least four times per fiscal year, as well as any other time necessary (including in connection with acquisitions). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” for a discussion of its distributions during fiscal 2016. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.     SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2016	2015	2014	2013	2012
Income statement data:
Total revenues	$2,039,367	$2,024,390	$2,405,860	$1,975,467	$2,339,092
Interest expense	137,937	100,396	86,502	89,145	93,254
Asset impairments	658,118	—	—	—	—
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(665,415)	29,620	33,211	56,426	(10,952)
Basic and diluted net earnings (loss) per common unitholders’ interest	$(6.68)	$0.35	$0.41	$0.71	$(0.14)
Cash distributions declared per common unit	$2.05	$2.00	$2.00	$2.00	$2.00

Balance sheet data:
Working capital (1)	$(77,062)	$(44,371)	$9,891	$(21,305)	$(50,875)
Total assets (2)	1,683,306	2,437,729	1,553,564	1,342,163	1,381,140
Long-term debt (2)	1,941,335	1,778,065	1,273,508	1,093,075	1,042,946
Partners' capital (deficit)	(651,780)	207,709	(111,646)	(86,627)	(27,526)

Operating data (unaudited):
Propane sales volumes (gallons)	778,892	878,846	946,570	901,370	878,130
Crude oil hauled (barrels)	79,411	10,447	—	—	—
Crude oil sold (barrels)	6,860	702	—	—	—

Capital expenditures:
Maintenance	$16,877	$19,449	$18,138	$15,248	$15,864
Growth	96,058	50,388	32,843	25,916	32,865
Acquisition	28,245	901,612	169,430	31,919	14,034
Total	$141,180	$971,449	$220,411	$73,083	$62,763

Supplemental data (unaudited):
Adjusted EBITDA (a)	$344,730	$300,184	$288,148	$272,249	$193,086

	Ferrellgas Partners, L.P.
	Year Ended July 31,
Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA and Distributable cash flow attributable to common unit holders:	2016	2015	2014	2013	2012
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(665,415)	$29,620	$33,211	$56,426	$(10,952)
Income tax expense (benefit)	(36)	(315)	2,516	1,855	1,128
Interest expense	137,937	100,396	86,502	89,145	93,254
Depreciation and amortization expense	150,513	98,579	84,202	83,344	83,841
EBITDA	(377,001)	228,280	206,431	230,770	167,271
Asset impairments	658,118	—	—	—	—
Loss on extinguishment of debt	—	—	21,202	—	—
Non-cash employee stock ownership plan compensation charge	27,595	24,713	21,789	15,769	9,440
Non-cash stock and unit-based compensation charge	9,324	25,982	24,508	13,545	8,843
Loss on asset sales and disposals	30,835	7,099	6,486	10,421	6,035
Other (income) expense, net	(110)	350	479	(565)	(506)
Severance charges	1,453	—	—	—	1,055
Change in fair value of contingent consideration	(100)	(6,300)	5,000	—	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	806	1,749	1,568	892
Acquisitions and transition expenses	99	16,373	—	—	—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	1,137	2,412	—	—	—
Net earnings (loss) attributable to noncontrolling interest	(6,620)	469	504	741	56
Adjusted EBITDA (a)	344,730	300,184	288,148	272,249	193,086
Net cash interest (b)	(132,860)	(96,150)	(83,686)	(83,495)	(87,600)
Maintenance capital expenditures (c)	(17,137)	(19,612)	(17,673)	(15,070)	(16,044)
Cash paid for taxes	(777)	(712)	(816)	(550)	(764)
Proceeds from asset sales	6,023	5,905	4,524	9,980	5,742
Distributable cash flow attributable to equity investors (d)	199,979	189,615	190,497	183,114	94,420
Less: Distributable cash flow attributable to general partner and non-controlling interest	(4,000)	(3,792)	(3,810)	(3,663)	(1,888)
Distributable cash flow attributable to common unit holders (e)	195,979	185,823	186,687	179,451	92,532
Less: Distributions paid to common unitholders	(202,119)	(165,433)	(159,316)	(158,087)	(154,955)
Distributable cash flow surplus/(shortage)	$(6,140)	$20,390	$27,371	$21,364	$(62,423)

(a) Adjusted EBITDA is a non-GAAP measure. It is calculated as earnings before income tax expense (benefit), interest expense, depreciation and amortization expense, asset impairments, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on asset sales and disposal, other (income) expense, net, severance charges, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments and net earnings (loss) attributable to non-controlling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(b) Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(c) Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(d) Distributable cash flow attributable to equity investors is a non-GAAP measure. It is calculated as Adjusted EBITDA minus net cash interest, maintenance capital expenditures, cash paid for taxes, and proceeds from asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(e) Distributable cash flow attributable to common unitholders is a non-GAAP measure. It is calculated as Distributable cash flow attributable to equity investors minus distributable cash flow attributable to general partner and minority interest.
Management considers distributable cash flow attributable to common unitholders a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow attributable to common unitholders, as management defines it, may not be comparable to distributable cash flow attributable to common unitholders or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to common unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to common unitholders may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(1) Working capital is the sum of current assets less current liabilities.
(2) Revised to reclassify debt issuance costs for our senior notes from other assets to long-term debt for all balance sheet dates presented (see Note H to our consolidated financial statements included in this Annual Report).

	Ferrellgas, L.P.
	Year Ended July 31,
	2016	2015	2014	2013	2012
Income statement data:
Total revenues	$2,039,367	$2,024,390	$2,405,860	$1,975,467	$2,339,092
Interest expense	121,818	84,227	70,332	72,974	77,127
Asset impairments	658,118	—	—	—	—
Net earnings (loss)	(655,391)	46,427	49,907	73,375	5,589

Balance sheet data:
Working capital (1)	$(75,149)	$(41,986)	$11,901	$(19,289)	$(48,843)
Total assets (2)	1,683,213	2,435,603	1,553,516	1,341,878	1,380,756
Long-term debt (2)	1,760,881	1,598,033	1,093,897	913,886	864,179
Partners' capital (deficit)	(469,413)	390,126	69,925	94,476	153,140

Operating data (unaudited):
Propane sales volumes (gallons)	778,892	878,846	946,570	901,370	878,130
Crude oil hauled (barrels)	79,411	10,447
Crude oil sold (barrels)	6,860	702

Capital expenditures:
Maintenance	$16,877	$19,449	$18,138	$15,248	$15,864
Growth	96,058	50,388	32,843	25,916	32,865
Acquisition	28,245	901,612	169,430	31,919	14,034
Total	$141,180	$971,449	$220,411	$73,083	$62,763

Supplemental data (unaudited):
Adjusted EBITDA (a)	$345,250	$300,288	$288,125	$272,269	$193,436

	Ferrellgas, L.P.
	Year Ended July 31,
Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA :	2016	2015	2014	2013	2012
Net earnings (loss)	$(655,391)	$46,427	$49,907	$73,375	$5,589
Income tax expense (benefit)	(41)	(384)	2,471	1,838	1,120
Interest expense	121,818	84,227	70,332	72,974	77,127
Depreciation and amortization expense	150,513	98,579	84,202	83,344	83,841
EBITDA	(383,101)	228,849	206,912	231,531	167,677
Asset impairments	658,118	—	—	—	—
Loss on extinguishment of debt	—	—	21,202	—	—
Non-cash employee stock ownership plan compensation charge	27,595	24,713	21,789	15,769	9,440
Non-cash stock and unit-based compensation charge	9,324	25,982	24,508	13,545	8,843
Loss on asset sales and disposals	30,835	7,099	6,486	10,421	6,035
Other (income) expense, net	(110)	354	479	(565)	(506)
Severance charges	1,453	—	—	—	1,055
Change in fair value of contingent consideration	(100)	(6,300)	5,000	—	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	806	1,749	1,568	892
Acquisition and transition expenses	99	16,373	—	—	—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	1,137	2,412	—	—	—
Adjusted EBITDA (a)	$345,250	$300,288	$288,125	$272,269	$193,436

(a) Adjusted EBITDA is a non-GAAP measure. It is calculated as earnings before income tax expense (benefit), interest expense, depreciation and amortization expense, asset impairments, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on asset sales and disposal, other (income) expense, net, severance charges, change in fair value of contingent consideration and litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses and unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(1) Working capital is the sum of current assets less current liabilities.
(2) Revised to reclassify debt issuance costs for our senior notes from other assets to long-term debt for all balance sheet dates presented (see Note H to our consolidated financial statements included in this Annual Report).

Our capital expenditures fall generally into three categories:

•	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;

•
growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity; and

•
acquisition capital expenditures, which include expenditures related to the acquisition of propane and related equipment sales operations and midstream operations and represent the total cost of acquisitions less working capital acquired.

Factors that materially affect the comparability of the information reflected in selected financial data

During fiscal 2014, the prepayment of outstanding principal amounts of fixed rate senior notes resulted in an amount recorded as “Loss on extinguishment of debt.”

During fiscal 2015, 2014, 2013 and 2012, a class action lawsuit resulted in a litigation accrual and related legal fees.

During fiscal 2014, we acquired Sable Environmental and Sable SWD 2, LLC, a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $126.1 million. See additional discussion about water solutions in Item 1 - Business. Midstream operations. Other midstream operations -Water solutions.

During fiscal 2015, we acquired C&E Production, LLC ("C&E"), a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $67.5 million. See additional discussion about water solutions in Item 1 - Business. Midstream operations. Other midstream operations - Water solutions.

During fiscal 2015, we acquired Bridger, a provider of integrated crude oil midstream services for combined consideration of cash and common units in the amount of $822.5 million. See additional discussion about Bridger in Item 1 - Business. Midstream operations. Crude oil logistics.

During fiscal 2016, Ferrellgas committed to a plan to dispose of tractor trucks in its Midstream operations - crude oil logistics segment. As a result of these activities, Ferrellgas recorded a loss of approximately $13.8 million included in "Loss on asset sales and disposals."

During the first quarter of fiscal 2016, Ferrellgas determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015, and as a result we recorded an impairment charge of $29.3 million, which represented the entire goodwill balance attributable to our Midstream operations - water solutions reporting unit.

During the fourth quarter of fiscal 2016, Ferrellgas determined that the expected significant decline in future cash flows constituted a triggering event for its Midstream operations - crude oil logistics business that required us to perform impairment testing for our indefinite-lived intangible assets, our long-lived assets and goodwill. As a result, we recorded $628.8 million of asset impairment charges during the fourth quarter.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•
because Ferrellgas Partners has outstanding $182.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of operations in their respective consolidated financial statements and Note I – Debt in the respective notes to their consolidated financial statements; and

•	Ferrellgas Partners issued common units during both fiscal 2015 and 2016 and repurchased common units during both fiscal 2016 and in the beginning of fiscal 2017.

Recent developments

Termination of Bridger agreement with Jamex Marketing, LLC

In connection with the closing of our acquisition of Bridger in June 2015, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex Marketing, LLC (“Jamex”) pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer.

As a result of concerns regarding the collectability of amounts owed to Bridger from Jamex under the Jamex TLA and certain other matters between Bridger and Jamex, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas purchasing certain Ferrellgas common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future.

On September 1, 2016, Bridger and Ferrellgas entered into a Termination, Settlement and Release Agreement (the “Jamex Termination Agreement”) with Jamex, certain of Jamex's affiliates, and James Ballengee (the owner of Jamex) pursuant to which:

(1)
Jamex agreed to execute and deliver a secured promissory note in favor of Bridger in original principal amount of $49.5 million (the "Jamex Secured Promissory Note") in satisfaction of all obligations owed to Bridger under the Jamex TLA;

(2)
Mr. Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee, executed and delivered a joint guarantee of the Jamex Secured Promissory Note obligations up to a maximum aggregate amount of $20.0 million;

(3)
The operating partnership agreed to provide Jamex with a $5.0 million revolving secured working capital facility evidenced by a revolving promissory note (the “Jamex Revolving Promissory Note” and, together with the Jamex Secured Promissory Note, the “Jamex Notes”);

(4)	The other Jamex entities agreed to execute and deliver a security agreement and a full guarantee of the obligations under the Jamex Notes;

(5)	Ferrellgas paid approximately $16.9 million to Jamex and in return received (and cancelled) 0.9 million of Ferrellgas Partners' common units;

(6)
The parties agreed to terminate the Jamex TLA and certain other commercial agreements and arrangements between them, and release any claims between or among them that may exist (other than those arising under the Jamex Termination Agreement or the other agreements entered into in connection with the Jamex Termination Agreement); and

(7)	Ferrellgas waived the remaining lockup provision applicable to Jamex under the Registration Rights Agreement dated June 24, 2015 to which Jamex is party.

The Jamex Secured Promissory Note has an annual interest rate of 7% (which rate would be reduced under certain circumstances), and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first payment, due December 17, 2016, will be an interest-only payment of approximately $1 million. The maturity date of the Jamex Secured Promissory Note will be December 17, 2021. Jamex will be allowed to prepay the Secured Promissory Note in whole or in part at any time.

The Jamex Revolving Promissory Note, which provides Jamex with access to working capital liquidity to meet their unrelated and ongoing crude oil marketing and other business needs, has an annual interest rate of 0% (which rate would be increased in case of a default), and contains certain conditions precedent to the operating partnership’s obligation to make any advances thereunder. Each borrowing under the Jamex Revolving Promissory Note must be repaid within 10 days, and the ultimate maturity date of the Jamex Revolving Promissory Note is the earlier of September 1, 2021 and the date on which all obligations under the Jamex Secured Promissory Note are repaid.

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective

Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including the remaining 3.9 million common units owned by those entities and any cash distributions and proceeds in respect thereof, which are to be held in a controlled account that can be seized by us in the event of default.

During the year ended July 31, 2016, approximately 60% and 80% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin and EBITDA, respectively, was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owns a refinery in Trainer, Pennsylvania. Bridger is party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement has a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, we determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend we anticipate will continue into fiscal 2017 and beyond.

As a result of the expected decline in our future cash flows from operations for this segment in total, as well as individual asset groups in this segment, which resulted from the termination of the Jamex TLA and the decline in our trucking operations as a result of continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate, we performed impairment testing during the fourth quarter of fiscal 2016 for this segment's indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment and goodwill. As a result of the impairment testing performed, we recorded asset impairment charges of $628.8 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill during the year ended July 31, 2016.

Secured credit facility and accounts receivable securitization facility amendments

Our secured credit facility and our accounts receivable securitization facility require the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and accounts receivable securitization facility. Our leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on our current internal forecast we believe it is likely our leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50
Because of this leverage ratio requirement we are embarking on a strategy to reduce our debt. This strategy may include a reduction in our annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but our board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. We believe that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until our leverage ratio reaches a level that we deem appropriate for our business.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on Adjusted EBITDA. We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

Segment Disclosure

Propane and related equipment sales

We are a leading distributor of propane and related equipment and supplies to customers in the United States as measured by the volume of our retail sales in fiscal 2016 and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2017 and 2018 sales commitments and, as of July 31, 2016, have experienced net mark to market losses of approximately $6.5 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2016, we estimate 57% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.
Midstream operations - Crude oil logistics

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

During the year ended July 31, 2016, approximately 60% and 80% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin and EBITDA, respectively, was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owns a refinery in Trainer, Pennsylvania. Bridger is party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement has a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, we determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend we anticipate will continue into fiscal 2017 and beyond.

As a result of the expected decline in our future cash flows from operations for this segment in total, as well as individual asset groups in this segment, which resulted from the termination of the Jamex TLA and the decline in our trucking operations as a result of continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate, we performed impairment testing during the fourth quarter of fiscal 2016 for this segment's indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment and goodwill. As a result of the impairment testing performed, we recorded asset impairment charges of $628.8 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill during the year ended July 31, 2016.

Other Midstream operations - Water solutions

Our water solutions operations recognized Adjusted EBITDA of $(3.9) million and an operating loss of $49.7 during fiscal 2016, compared to Adjusted EBITDA of $5.5 million and an operating loss of $2.6 million in fiscal 2015. The operating loss during fiscal 2016 included a goodwill impairment of $29.3 million, as the overall decline in crude oil prices and crude oil production have had an unfavorable impact on our water solutions business. Due to the relative immateriality of current and anticipated future results, our water solutions business is no longer considered a reportable segment and is included in Corporate and other.

Summary Discussion of Results of Operations:
For the years ended July 31, 2016 and 2015

During fiscal 2016, we generated a net loss attributable to Ferrellgas Partners L.P. of $665.4 million, compared to net earnings attributable to Ferrellgas Partners L.P. of $29.6 million during fiscal 2015.

Our propane and related products segment generated operating income of $204.9 million during fiscal 2016, compared to $239.3 million during fiscal 2015. The primary reason for the decrease in the operating income during fiscal 2016 compared to fiscal 2015 was decreased gross margin related to decreased propane sales volumes. Propane volumes decreased primarily due to winter degree day temperatures that were 16% warmer than those in the prior year.

Our crude oil logistics segment began with the Bridger acquisition in June 2015. We generated an operating loss of $598.0 million during fiscal 2016 as compared to operating income of $3.8 million for the approximately five weeks ended July 31, 2015. As a result of the expected decline in our future cash flows from operations for this segment in total, as well as individual asset groups in this segment, which resulted from the termination of the Jamex TLA and the decline in our trucking operations as a result of continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate, current year results include asset impairment charges of $628.8 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill. Excluding the effect of asset impairment charges, this segment generated $147.0 million of gross margin and operating income of $30.8 million during fiscal 2016.

Corporate and other, including our water solutions operations, recognized an operating loss of $141.2 million during fiscal 2016, compared to an operating loss of $112.6 million recognized during fiscal 2015. Current year results from our water solutions operations include an impairment charge of $29.3 million related to the write down of goodwill. The impact of a continued decrease in crude oil prices resulted in reductions in gross margin related to our crude oil sales from the skimming oil process. This continued decrease in crude oil prices resulted in a decrease in revenues, gross margin and operating income. Additionally, prior year results from these operations included income of $6.2 million related to a decrease in the fair value of contingent consideration that was not repeated in the current period. Corporate operations incurred $16.4 million in expenses in fiscal 2015 related to the acquisition and integration of Bridger that was not repeated in fiscal 2016, $16.7 million of decreased non-cash stock based compensation charges, partially offset by a $6.0 million increase in general and administrative expense primarily related to the Bridger acquisition.

In fiscal 2016, interest expense for Ferrellgas and the operating partnership increased $37.5 and $37.6 million, respectively, primarily due to the issuance in June 2015 of $500.0 million of new debt incurred to fund the Bridger acquisition and growth capital expenditures.

Distributable cash flow to equity investors increased from $189.6 million in the prior period to $200.0 million in the current period primarily due to a $99.7 million increase in Adjusted EBITDA from our newly created Crude oil logistics segment substantially offset by a $39.1 million decrease in Adjusted EBITDA from our Propane and related products segment, a $36.7 million increase in net cash interest expense paid and a $16.1 million decrease in Adjusted EBITDA from our Corporate and other operations.

Distributable cash flow decreased from $20.4 million excess in the prior period to a $6.1 million shortage in the current period. Although our distributable cash flow attributable to equity investors increased as discussed above, the distributable cash flow excess (shortage) was significantly impacted by the effect of an increase in common units issued in June 2015 in connection with the Bridger acquisition in fiscal 2015.

For the years ended July 31, 2015 and 2014

During fiscal 2015, we generated net earnings attributable to Ferrellgas Partners L.P. of $29.6 million, compared to $33.2 million during fiscal 2014.

Our propane and related products segment generated operating income of $239.3 million during fiscal 2015, compared to $242.7 million during fiscal 2014. The primary reason for the decrease in the operating income during fiscal 2015 compared to fiscal 2014 was due to a decrease in gross margin due to warmer weather and increased equipment lease expense incurred primarily for the replacement of older vehicles, partially offset by decreased operating expenses.

Our crude oil logistics segment began with the Bridger acquisition in June 2015 and generated operating income of $3.8 million during fiscal 2015.

Corporate and other, including our water solutions operations, recognized an operating loss of $112.6 million during fiscal 2015, compared to an operating loss of $98.3 million recognized during fiscal 2014. Fiscal 2015 results from our water solutions operations include income of $6.3 million related to a decrease in the fair value of contingent consideration related to the Sable acquisition, which is $11.3 million favorable compared to fiscal 2014. Additionally, fiscal 2015 represented the first full year of our water solutions operations which recorded a decrease in operating income of $10.8 million, excluding the effects of the contingent consideration adjustment. The increase in corporate operating loss resulted primarily due to $16.4 million of non-recurring acquisition costs incurred related to the Bridger acquisition in June 2015.

Interest expense for both Ferrellgas and the operating partnership increased $13.9 million primarily due to the issuance of new debt incurred to fund the various acquisition and growth capital expenditures.

During fiscal 2014, we redeemed the outstanding principal amount on our $300.0 million 9.125% fixed rate senior notes due 2017, incurring a loss on extinguishment of debt of $21.2 million.

Distributable cash flow to equity investors decreased slightly from $190.5 million in the prior period to $189.6 million in the current period primarily due to the $12.5 million increase in net cash interest expense and a $5.5 million decrease in Adjusted EBITDA from our Propane and related products segment, offset a $8.9 million increase in Adjusted EBITDA within Corporate and other and the $8.6 million in Adjusted EBITDA from our newly created Crude oil logistics segment.

Distributable cash flow excess decreased from $27.4 million in the prior period to $20.4 million in the current period. Although our distributable cash flow attributable to equity investors decreased only slightly as discussed above, the distributable cash flow excess was impacted by the effect of an increase in common units issued both in May 2014 and September 2014 in connection with the water solutions related acquisitions in those same months.

Consolidated Results of Operations

(amounts in thousands)	Year ended July 31,
	2016	2015	2014
Total revenues	$2,039,367	$2,024,390	$2,405,860
Total cost of sales	1,161,904	1,224,511	1,614,540
Operating expense	459,178	437,457	451,528
Depreciation and amortization expense	150,513	98,579	84,202
General and administrative expense	56,635	77,238	65,156
Equipment lease expense	28,833	24,273	17,745
Non-cash employment stock ownership plan compensation charge	27,595	24,713	21,789
Asset impairments	658,118	—	—
Loss on asset sales and disposal	30,835	7,099	6,486
Operating income (loss)	(534,244)	130,520	144,414
Interest expense	(137,937)	(100,396)	(86,502)
Loss on extinguishment of debt	—	—	(21,202)
Other income (expense), net	110	(350)	(479)
Earnings (loss) before income taxes	(672,071)	29,774	36,231
Income tax expense (benefit)	(36)	(315)	2,516
Net earnings (loss)	(672,035)	30,089	33,715
Net earnings (loss) attributable to noncontrolling interest	(6,620)	469	504
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(665,415)	29,620	33,211
Less: General partner's interest in net earnings (loss)	(6,654)	296	332
Common unitholders' interest in net earnings (loss)	$(658,761)	$29,324	$32,879

Non-GAAP Financial Measures

In this Annual Report we present three primary non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, and Distributable cash flow attributable to common unitholders.

Adjusted EBITDA. Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax expense (benefit), interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposal, other income (expense), net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments, acquisition and transition expenses and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Equity Investors. Distributable cash flow attributable to equity investors is calculated as Adjusted EBITDA minus net cash interest, maintenance capital expenditures, cash paid for taxes, and proceeds from asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Common Unitholders. Distributable cash flow attributable to common unitholders is calculated as Distributable cash flow attributable to equity investors minus distributable cash flow attributable to general partner and noncontrolling interest. Management considers distributable cash flow attributable to common unitholders a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow attributable to common unitholders, as management defines it, may not be comparable to distributable cash flow attributable to common unitholders or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to common unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to common unitholders may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA, Adjusted EBITDA and distributable cash flow for the fiscal years ended July 31, 2016, 2015, and 2014, respectively:

(amounts in thousands)
Fiscal year ended July 31	2016	2015	2014
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(665,415)	$29,620	$33,211
Income tax expense (benefit)	(36)	(315)	2,516
Interest expense	137,937	100,396	86,502
Depreciation and amortization expense	150,513	98,579	84,202
EBITDA	(377,001)	228,280	206,431
Loss on extinguishment of debt	—	—	21,202
Non-cash employee stock ownership plan compensation charge	27,595	24,713	21,789
Non-cash stock based compensation charge	9,324	25,982	24,508
Asset impairments	658,118	—	—
Loss on asset sales and disposal	30,835	7,099	6,486
Other income (expense), net	(110)	350	479
Change in fair value of contingent consideration (included in operating expense)	(100)	(6,300)	5,000
Severance costs	1,453	—	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	806	1,749
Unrealized (non-cash) losses on changes in fair value of derivatives	1,137	2,412	—
Acquisition and transition expenses	99	16,373	—
Net earnings (loss) attributable to noncontrolling interest	(6,620)	469	504
Adjusted EBITDA	344,730	300,184	288,148
Net cash interest expense (a)	(132,860)	(96,150)	(83,686)
Maintenance capital expenditures (b)	(17,137)	(19,612)	(17,673)
Cash paid for taxes	(777)	(712)	(816)
Proceeds from asset sales	6,023	5,905	4,524
Distributable cash flow to equity investors	199,979	189,615	190,497
Distributable cash flow attributable to general partner and non-controlling interest	(4,000)	(3,792)	(3,810)
Distributable cash flow attributable to common unitholders	195,979	185,823	186,687
Distributions paid to common unitholders	(202,119)	(165,433)	(159,316)
Distributable cash flow excess/(shortage)	$(6,140)	$20,390	$27,371

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

Segment Operating Results for the years ended July 31, 2016 and 2015

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions. We entered the crude oil logistics business through our acquisition of Bridger in June 2015; accordingly, fiscal 2016 is the first full year that business is included in our operations. Future results for our crude oil logistics business will be materially, negatively impacted by the termination of the Jamex TLA and the decline in our trucking operations as a result of continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate, as more fully described elsewhere herein.

Propane and related equipment sales

The following table summarizes propane sales volumes and financial results of our propane and related equipment sales segment for the periods indicated:

(amounts in thousands)
			Favorable
Fiscal year ended July 31,	2016	2015	(Unfavorable) Variance
Propane sales volumes (gallons):
Retail - Sales to End Users	552,771	608,781	(56,010)	(9)%
Wholesale - Sales to Resellers	226,121	270,065	(43,944)	(16)%
	778,892	878,846	(99,954)	(11)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$777,830	$1,071,754	$(293,924)	(27)%
Wholesale - Sales to Resellers	375,845	478,247	(102,402)	(21)%
Other Gas Sales (a)	48,693	107,015	(58,322)	(54)%
Other (b)	211,761	260,185	(48,424)	(19)%
Propane and related equipment revenues	$1,414,129	$1,917,201	$(503,072)	(26)%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$448,255	$493,407	$(45,152)	(9)%
Wholesale - Sales to Resellers (a)	189,680	186,385	3,295	2%
Other (b)	85,524	89,488	(3,964)	(4)%
Propane and related equipment gross margin	723,459	769,280	$(45,821)	(6)%
Operating expense	414,103	423,129	9,026	2%
Equipment lease expense	25,481	22,766	(2,715)	(12)%

Operating income	204,910	239,263	(34,353)	(14)%
Depreciation and amortization expense	69,785	76,217	6,432	8%
Loss on asset sales and disposals	9,180	7,099	(2,081)	(29)%
Severance costs	1,287	—	(1,287)	NM
Litigation accrual and related legal fees associated with a class action lawsuit	—	806	806	NM
Unrealized (non-cash) losses on changes in fair value of derivatives	1,585	2,412	827	34%
Adjusted EBITDA	$286,747	$325,797	$(39,050)	(12)%

NM-Not Meaningful

(a) Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b) Other primarily includes appliance and material sales, and to a lesser extent various customer fee income.
(c) Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.

Propane sales volumes during fiscal 2016 decreased 11% or 100.0 million gallons, from that of the prior year period primarily due to 56.0 million and 44.0 million of decreased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for fiscal 2016 was approximately 19% warmer than normal and 16% warmer than that of the prior year period. We believe retail and wholesale customer sales volumes decreased due to the relatively warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during fiscal 2016 averaged 34% and 35% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.43 and $0.65 per gallon during fiscal 2016 and 2015, respectively, while the wholesale market price at Conway, Kansas averaged $0.40 and $0.62 per gallon during fiscal 2016 and 2015, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane contributed to a decrease in our sales price per gallon.

Revenues

Retail sales decreased $293.9 million compared to the prior year period. This decrease resulted primarily from a $195.3 million decrease in sales price per gallon and $98.6 million due to decreased sales volumes, both as discussed above.

Wholesale sales decreased $102.4 million compared to the prior year period. This decrease resulted primarily from a $66.3 million decrease in sales price per gallon and $36.1 million due to decreased sales volumes, both as discussed above.

Other gas sales decreased $58.3 million compared to the prior year period primarily due to $31.3 million resulting from decreased sales volumes and $27.0 million from a decrease in sales price per gallon, both as discussed above.

Other revenues decreased $48.4 million compared to the prior year period, primarily due to a decrease in the sale of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $41.9 million compared to the prior year period. This decrease resulted primarily from a $39.3 million decrease in propane sales volumes, as discussed above, and to a lesser extent a $2.4 million decrease in gross margin per gallon.

Gross margin - Other

Gross margin decreased $4.0 million primarily due to a $2.7 million decrease in miscellaneous fees billed to customers.

Operating income

Operating income decreased $34.4 million primarily due to the $41.9 million of decreased "Gross margin - Propane and other gas liquid sales", as discussed above, a $4.0 million decrease in "Gross margin - Other", as discussed above and a $2.7 million increase in "Equipment lease expense" primarily due to the replacement of older vehicles, partially offset by an $9.0 million decrease in "Operating expense". Operating expense decreased primarily due to a $6.0 million decrease in vehicle fuel costs, a $5.0 million reduction in other personnel costs, $2.2 million reduction in bad debt expense, a $2.1 million reduction in performance-based incentive expenses and a $1.8 million reduction in plant and office expenses, partially offset by a $7.5 million increase in general liability and workers compensation costs.

Adjusted EBITDA

Adjusted EBITDA decreased $39.1 million primarily due to a $41.9 million decrease in "Gross margin - Propane and other gas liquid sales", a $4.0 million decrease in "Gross margin - Other", each as discussed above, and a $2.7 million increase in "Equipment lease expense" primarily due to the replacement of older vehicles, partially offset by a $9.5 million decrease in operating expense. Operating expense decreased primarily due to a $5.1 million decrease in vehicle fuel costs, a $5.0 million reduction in other personnel costs, $2.2 million reduction in bad debt expense, a $2.1 million reduction in performance-based incentive expenses and a $1.8 million reduction in plant and office expenses, partially offset by a $7.5 million increase in general liability and workers compensation costs.

Midstream operations - Crude oil logistics

The following table summarizes the volume of product sold and hauled, and the financial results of our crude oil logistics segment for the periods indicated:

(amounts in thousands)			Favorable
			(Unfavorable)
Fiscal year ended July 31,	2016	2015	Variance
Volumes (barrels):
Crude oil hauled	79,411	10,447	68,964
Crude oil sold	6,757	496	6,261
Revenues -
Crude oil logistics revenues	$332,332	$49,648	$282,684
Crude oil sales	279,226	31,864	247,362

Gross Margin (a)	146,989	13,737	133,252
Operating, general and administrative expense (b)	37,934	5,151	(32,783)
Equipment lease expense	397	3	(394)

Operating income (loss)	(597,980)	3,848	(601,828)
Depreciation and amortization expense	57,001	4,735	(52,266)
Asset impairments	628,802	—	(628,802)
Loss on asset sales and disposals	20,835	—	(20,835)
Severance costs	91	—	(91)
Unrealized (non-cash) losses on changes in fair value of derivatives	(448)	—	448
Adjusted EBITDA	$108,301	$8,583	$99,718

(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.
(b) General and administrative expenses include only certain items that were directly attributable to the crude oil logistics segment.

Our midstream operations - crude oil logistics began with our June 2015 acquisition of Bridger, accordingly, fiscal 2015 did not contain meaningful comparable results. During the year ended July 31, 2016, approximately 60% and 80% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin and EBITDA, respectively, was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owns a refinery in Trainer, Pennsylvania. Bridger is party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement has a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35

MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, we determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend we anticipate will continue into fiscal 2017 and beyond.

As a result of the expected decline in our future cash flows from operations for this segment in total, as well as individual asset groups in this segment, which resulted from the termination of the Jamex TLA and the decline in our trucking operations as a result of continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate, we performed impairment testing during the fourth quarter of fiscal 2016 for this segment's indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment and goodwill. As a result of the impairment testing performed, we recorded asset impairment charges of $628.8 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill during the year ended July 31, 2016.

Revenues

During fiscal 2016, we generated $271.5 million of revenues relating to the hauling of 79.4 million barrels of crude oil, $52.1 million of revenues under the pay portion of take-or-pay arrangements and $279.2 million of revenues relating to sales of 6.8 million barrels of crude oil and associated fees.

Gross margin

During fiscal 2016, we generated $136.3 million of gross margin relating to the hauling of crude oil and related take-or-pay arrangements and $10.7 million of gross margin relating to the sales of crude oil and associated fees.

Operating income (loss)

We recorded an operating loss of $598.0 million during fiscal 2016 as compared to operating income of $3.8 million for the approximately five weeks ended July 31, 2015. Current year results include asset impairment charges of $628.8 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill, as discussed above. Prior year results only included results from approximately five weeks of operations.

Adjusted EBITDA

During fiscal 2016, we recorded Adjusted EBITDA of $108.3 million primarily due to the $146.5 million of gross margin discussed above, partially offset by $37.9 million of operating, general and administrative expenses.

Corporate & other

The following table summarizes the financial results of our corporate and other operations, which includes our Water solutions operations for the periods indicated:

(amounts in thousands)			Favorable
Fiscal year ended	2016	2015	(Unfavorable) Variance
Revenues (a)	$13,680	$25,677	$(11,997)	(47)%

Gross margin (a) (b)	7,015	16,862	(9,847)	(58)%
Operating expense	11,389	4,986	(6,403)	(128)%
General and administrative expense	43,063	54,641	11,578	21%
Equipment lease expense	2,955	1,504	(1,451)	(96)%

Operating loss	(141,174)	(112,591)	(28,583)	(25)%
Depreciation and amortization expense	23,727	17,627	(6,100)	(35)%
Non-cash employee stock ownership plan compensation charge	27,595	24,713	(2,882)	(12)%
Non-cash stock based compensation charge	9,324	25,982	16,658	64%
Asset impairments	29,316	—	(29,316)	NM
Loss on asset sales and disposals	820	—	(820)	NM
Change in fair value of contingent consideration	(100)	(6,300)	(6,200)	NM
Severance costs	75	—	(75)	NM
Acquisition and transition expenses	99	16,373	16,274	NM
Adjusted EBITDA	$(50,318)	$(34,196)	$(16,122)	(47)%

NM-Not Meaningful
(a) Amounts include eliminations related to transactions between our water solutions operations and crude oil logistics operations.
(b) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

Revenues

Our skimming oil and salt water disposal revenues from our water solutions operations decreased $9.8 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process and to a lesser extent the reduction in the oil skimming rate.

Gross margin

Our skimming oil and salt water gross margin decreased $9.2 million as compared to the prior year, primarily due to lower sales prices of crude oil related to our skimming oil process and to a lesser extent the reduction in the oil skimming rate.

Operating loss

Corporate and other, including our water solutions operations, recognized an operating loss of $141.2 million during fiscal 2016, compared to an operating loss of $112.6 million recognized during fiscal 2015. Current year results from our water solutions operations include an impairment charge of $29.3 million related to the write down of goodwill. The impact of a continued decrease in crude oil prices resulted in reductions in gross margin related to our crude oil sales from the skimming oil process. This continued decrease in crude oil prices resulted in a decrease in revenues, gross margin and operating income. Additionally, prior year results from these operations included income of $6.2 million related to a decrease in the fair value of contingent consideration that was not repeated in the current period. Corporate operations incurred $16.4 million in expenses in fiscal 2015 related to the acquisition and integration of Bridger that was not repeated in fiscal 2016, $16.7 million of decreased non-cash stock based compensation charges, partially offset by a $6.0 million increase in general and administrative expense primarily related to the Bridger acquisition.

Adjusted EBITDA

The Adjusted EBITDA within "corporate and other" decreased by $16.1 million primarily due to a $9.4 million decrease in Adjusted EBITDA from our water solutions operations and a $6.0 million increase in personnel and other expenses primarily related to the Bridger acquisition.

Segment Operating Results for the years ended July 31, 2015 and 2014

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions. We entered the crude oil logistics business through our acquisition of Bridger in June 2015.

Propane and related equipment sales

The following table summarizes propane sales volumes and the financial results of our propane and related equipment sales segment for the periods indicated:

(amounts in thousands)
			Favorable
Fiscal year ended July 31,	2015	2014	(Unfavorable) Variance
Propane sales volumes (gallons):
Retail - Sales to End Users	608,781	651,358	(42,577)	(7)%
Wholesale - Sales to Resellers	270,065	295,212	(25,147)	(9)%
	878,846	946,570	(67,724)	(7)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,071,754	$1,392,526	$(320,772)	(23)%
Wholesale - Sales to Resellers	478,247	619,710	(141,463)	(23)%
Other Gas Sales (a)	107,015	135,107	(28,092)	(21)%
Other (b)	260,185	251,082	9,103	4%
Propane and related equipment revenues	1,917,201	$2,398,425	$(481,224)	(20)%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	493,407	497,508	(4,101)	(1)%
Wholesale - Sales to Resellers (a)	186,385	193,447	(7,062)	(4)%
Other (b)	89,488	94,900	(5,412)	(6)%
Propane and related equipment gross margin	769,280	785,855	$(16,575)	(2)%
Operating expense	423,129	439,166	16,037	4%
Equipment lease expense	22,766	15,397	(7,369)	(48)%

Operating income	239,263	242,741	(3,478)	(1)%
Depreciation and amortization expense	76,217	80,413	4,196	5%
Loss on asset sales and disposals	7,099	6,486	(613)	(9)%
Severance costs	—	—	—	NM
Litigation accrual and related legal fees associated with a class action lawsuit	806	1,652	846	NM
Unrealized (non-cash) losses on changes in fair value of derivatives	2,412	—	(2,412)	NM
Adjusted EBITDA	$325,797	$331,292	$(5,495)	(2)%

NM-Not Meaningful
(a) Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b) Other primarily includes appliance and material sales, and to a lesser extent various customer fee income.
(c) Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.

Propane sales volumes during fiscal 2015 decreased 7% or 67.7 million gallons, from that of the prior year period due to 51.4 million of decreased gallon sales to retail customers and 25.1 million of decreased gallon sales to wholesale customers, partially offset by 8.8 million of acquisition related gallons.

Weather in the more highly concentrated geographic areas we serve for fiscal 2015 was approximately 8% warmer than that of the prior year period and 4 % warmer than normal. We believe retail and wholesale customer sales volumes decreased due to warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during fiscal 2015 averaged 43% and 49% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.65 and $1.15 per gallon during fiscal 2015 and 2014, respectively, while the wholesale market price at Conway, Kansas averaged $0.62 and $1.22 per gallon during fiscal 2015 and 2014, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane resulted in a increase in our gross margin per gallon. During this period of significantly lower prices, we earned relatively greater gross margin per gallon as our ability to maintain sales price per gallon did not decline at the same rate as the corresponding decline in wholesale propane prices.

Revenues

Retail sales decreased $320.8 million compared to the prior year period. This decrease resulted primarily from a $229.7 million decrease in sales price per gallon and $111.0 million of decreased sales volumes, partially offset by a $19.9 million increase resulting from gallons gained through acquisitions completed during the last twelve months, each as discussed above.

Wholesale sales decreased $141.5 million compared to the prior year period. This decrease resulted primarily from a $111.5 million of decreased sales price per gallon and $30.0 million of decreased sales volumes, both as discussed above.

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

Gross margin - Other

Gross margin decreased $5.4 million primarily due to a $2.6 million decrease in miscellaneous fees billed to customers and a $2.0 million decrease due to lower margin equipment sales.

Operating income

Operating income decreased $3.5 million primarily due to the $11.2 million of decreased "Gross margin - Propane and other gas liquid sales", as discussed above, a $7.4 million increase in lease expense and a $5.4 million decrease in "Gross margin - Other", as discussed above, partially offset by an $16.0 million decrease in "Operating expense". "Equipment lease expense" increased $7.4 million primarily due to the replacement of older vehicles. "Operating expense" decreased due to an $8.4 million decrease in personnel related costs, primarily due to reduced performance-based incentive expenses, a $8.0 million decrease in vehicle fuel and other vehicle costs and a $5.5 million decrease in general liability and workers compensation costs, partially offset by $4.9 million of expense related to gallons gained through acquisitions completed during the last twelve months.

Adjusted EBITDA

Adjusted EBITDA decreased $5.5 million primarily due to the $11.2 million of decreased "Gross margin - Propane and other gas liquid sales", as discussed above, a $7.4 million increase in lease expense and a $5.4 million decrease in "Gross margin - Other", as discussed above, partially offset by an $18.4 million decrease in "Operating expense". "Equipment lease expense" increased $7.4 million primarily due to the replacement of older vehicles. "Operating expense" decreased due to a $10.4 million decrease in vehicle fuel and other vehicle costs, an $8.4 million decrease in personnel related costs, primarily due to reduced performance-based incentive expenses, and a $5.5 million decrease in general liability and workers compensation costs, partially offset by $4.9 million of expense related to gallons gained through acquisitions completed during the last twelve months.

Midstream operations - Crude oil logistics

The following table summarizes the volume of product sold and hauled and the financial results of our crude oil logistics segment for the periods indicated:

(amounts in thousands)			Favorable
			(Unfavorable)
Fiscal year ended July 31,	2015	2014	Variance
Volumes (barrels):
Crude oil hauled	10,447	—	10,447
Crude oil sold	496	—	496
Revenues -
Crude oil logistics revenues	$49,648	$—	$49,648
Crude oil sales	31,864	—	31,864

Gross Margin (a)	13,737	—	13,737
Operating, general and administrative expense	5,151	—	(5,151)
Equipment lease expense	3	—	(3)

Operating income	3,848	—	3,848
Depreciation and amortization expense	4,735	—	(4,735)
Adjusted EBITDA	$8,583	$—	$8,583

Our midstream operations - crude oil logistics began with our June 2015 acquisition of Bridger.

Revenues

Our midstream operations - crude oil logistics generated $81.5 million of crude oil transportation related revenues.

Gross margin

Our midstream operations - crude oil logistics generated $13.7 million of crude oil transportation related gross margin.

Operating income

Our crude oil logistics segment began with the Bridger acquisition in June 2015 and generated operating income of $3.8 million during fiscal 2015.

Adjusted EBITDA

Our midstream operations - crude oil logistics Adjusted EBITDA of $8.6 million during fiscal 2015 was due to the $13.7 million of gross margin discussed above, partially offset by $5.1 million of operating, general and administrative expenses.

Corporate & other

The following table summarizes the financial results of our corporate and other operations, which includes our water solutions operations for the periods indicated:

(amounts in thousands)			Favorable
Fiscal year ended	2015	2014	(Unfavorable) Variance
Revenues	$25,677	$7,435	$18,242	NM

Gross margin (a)	16,862	5,465	11,397	NM
Operating expense	4,986	7,027	2,041	29%
General and administrative expense	54,641	44,331	(10,310)	(23)%
Equipment lease expense	1,504	2,348	844	36%

Operating loss	(112,591)	(98,327)	(14,264)	(15)%
Depreciation and amortization expense	17,627	3,789	(13,838)	NM
Non-cash employee stock ownership plan compensation charge	24,713	21,789	(2,924)	(13)%
Non-cash stock based compensation charge	25,982	24,508	(1,474)	(6)%
Change in fair value of contingent consideration	(6,300)	5,000	11,300	NM
Litigation accrual and related legal fees associated with a class action lawsuit	—	97	97	NM
Acquisition and transition expenses	16,373	—	(16,373)	NM
Adjusted EBITDA	$(34,196)	$(43,144)	$8,948	21%

NM-Not Meaningful
(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

Our midstream operations - water solutions began with our May 2014 acquisition of Sable; therefore, fiscal 2015 includes a full year of operations as compared to fiscal 2014, which included three months of operations.

Revenues

Our midstream operations - water solutions revenues increased $18.2 million primarily due to the timing of the Sable acquisition in fiscal 2014, as discussed above.

Gross margin

Our midstream operations - water solutions gross margin increased $11.4 million primarily due to the timing of the Sable acquisition in fiscal 2014, as discussed above.

Operating loss

Corporate and other, including our water solutions operations, recognized an operating loss of $112.6 million during fiscal 2015, compared to an operating loss of $98.3 million recognized during fiscal 2014. Fiscal 2015 represented the first full year of our water solutions operations which contributed to the increases in depreciation and amortization of $13.8 million and general and administrative expenses of $10.3 million, partially offset by the increase in gross margin of $11.4 million. The increase in corporate operating loss resulted primarily due to $16.4 million of non-recurring acquisition costs incurred related to the Bridger acquisition in June 2015. Fiscal 2015 results include a reduction of operating expenses of $6.3 million related to a decrease in the fair value of contingent consideration related to the Sable acquisition, which is $11.3 million favorable compared to fiscal 2014.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flow from operating activities, borrowings under our credit facility or accounts receivable securitization facility and funds received from sales of debt and equity securities. These liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity and capital resources may be affected by our ability to access the capital markets or by unforeseen demands on cash, or other events beyond our control.

Our secured credit facility and our accounts receivable securitization facility require the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. Our leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on our current internal forecast we believe it is likely our leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement we are embarking on a strategy to reduce our debt. This strategy may include a reduction in our annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of the filing of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but our board of directors believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. We believe that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until our leverage ratio reaches a level that we deem appropriate for our business.

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the year ended July 31, 2016 to the year ended July 31, 2015 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves (deficiency) approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Year ended July 31, 2016	$199,979	$(6,427)	$206,406	0.97
Year ended July 31, 2015	189,615	20,646	168,969	1.12
Increase (decrease)	$10,364	$(27,073)	$37,437	(0.15)

For the year ended July 31, 2016 distributable cash flow attributable to equity investors increased $10.4 million compared to the year ended July 31, 2015. Cash distributions paid increased $37.4 million primarily due to the issuance of 17.5 million common units during June 2015 in connection with the acquisition of Bridger, offset by a repurchase of 2.4 million units in November 2015. These changes resulted in a decrease in our distribution coverage ratio to 0.97 for the year ended July 31, 2016 as compared to 1.12 for the year ended July 31, 2015. Cash reserves, which we utilize to meet future anticipated expenditures, decreased by $27.1 million during the year ended July 31, 2016 compared to a decrease of $7.1 million in the year ended July 31, 2015.

When taken together with our other debt reduction initiatives, amendments to our secured credit facility and our accounts receivable securitization facility, we believe that the liquidity available from our cash flow from operating activities, our secured credit facility, and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements.

During periods of high volatility, our risk management activities may expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise our counterparties may not be able to fulfill their margin calls from us or may default on the settlement of positions with us.

Our working capital requirements are subject to, among other things, the price of propane and crude oil, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather, customer retention and purchasing patterns and other changes in the demand for propane and crude oil. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our propane and related products cash flows from operations is generated during the winter heating season. Our midstream operations segment is not expected to experience seasonality. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our propane and related equipment sales segment.

A quarterly distribution of $0.5125 was paid on September 14, 2016, to all common units that were outstanding on September 7, 2016. This represents the fifth consecutive quarterly distribution of $0.5125 paid to our common unitholders following eighty-three consecutive quarterly distributions of $0.50 dating back to October 1994. As discussed above, and elsewhere in this Annual Report on Form 10-K, we may reduce our quarterly distributions in the future.

Our secured credit facility, publicly-held debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner believes that the most restrictive of these tests is the leverage ratio under the terms of our secured credit and accounts receivable securitization facilities, which is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility.

As of July 31, 2016, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flows, the amendments to our secured credit facility and our accounts receivable securitization facility, and other debt reduction strategies, which may include future distribution reductions, we believe that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2017. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•	significantly warmer than normal temperatures during the winter heating season;

•	a more volatile energy commodity cost environment;

•	an unexpected downturn in business operations;

•	a significant delay in the collections of accounts or notes receivable;

•	a change in customer retention or purchasing patterns due to economic or other factors in the United States; or

•	a material downturn in the credit and/or equity markets.

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

We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, our debt reduction initiatives, existing cash balances, the secured credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Financing Activities – Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, reduce distributions, sell assets, issue additional debt to the extent permitted under existing financing arrangements or issue additional common units.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of common units for general business purposes, which among other things, may include the following: repayment of outstanding indebtedness; the redemption of any senior notes or other securities (other than common units) previously issued; working capital; capital expenditures; acquisitions, or other general business purposes. As of August 31, 2016, Ferrellgas Partners has issued 6.3 million common units from this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of August 31, 2016, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

In addition, we monitor the trading market for our outstanding debt securities and we may from time to time repurchase outstanding senior notes, whether in open market transactions or privately negotiated repurchases.

Operating Activities

Ferrellgas Partners

Fiscal 2016 v Fiscal 2015

Net cash provided by operating activities was $194.3 million for fiscal 2016, compared to net cash provided by operating activities of $203.1 million for fiscal 2015. This decrease in cash provided by operating activities was primarily due to a $61.9 million increase in working capital requirements, partially offset by a $30.0 million favorable impact in other assets, net, primarily due to increases in required margin deposits made toward price risk management activities during the year ended July 31, 2015 compared to reductions in margin deposits required during the year ended July 31, 2016, and a $23.2 million increase in cash flow from operations.

The increase in working capital requirements for the year ended July 31, 2016 compared to the year ended July 31, 2015 was primarily due to a $43.3 million increase in requirements for inventory primarily resulting from substantial reductions in the price of propane during the year ended July 31, 2015 that did not repeat during the year ended July 31, 2016, a net $64.4 million increase in requirements for accounts payable and other current liabilities primarily due to payments during fiscal 2016 of liabilities acquired in connection with the Bridger acquisition, the timing of purchases and disbursements, and settlement of litigation during the first quarter of 2016, and a $5.8 million year over year increase in requirements due to an increase in accrued interest during fiscal 2015 due to debt issued in June 2015 in contemplation of the acquisition of Bridger. These increases in working capital requirements were partially offset by a $42.9 million decrease in requirements for prepaid expenses and other current assets largely due to increases in required margin deposits made toward price risk management activities during the year ended July 31, 2015 compared to reductions in margin deposits required during the year ended July 31, 2016, an $8.6 million decrease in requirements for accounts receivable resulting primarily from decreases in accounts receivable in our propane and related equipment sales segment, partially offset by increases in accounts receivable in our Midstream operations - crude oil logistics segment.

The increase in cash flow from operations is primarily due to a $77.6 million increase in gross margin, as discussed above by segment, a $7.9 million decrease in "General and administrative expense," partially offset by a $25.6 million increase in "Operating expense," and a $37.5 million increase in "Interest expense." These amounts exclude the effects of fluctuations in non-cash stock-based compensation.

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

The operating partnership

Fiscal 2016 v Fiscal 2015

Net cash provided by operating activities was $212.7 million for fiscal 2016, compared to net cash provided by operating activities of $216.5 million for fiscal 2015. This decrease in cash provided by operating activities was primarily due to a $57.3 million increase in working capital requirements, partially offset by a $30.0 million favorable impact in other assets, net, primarily due to increases in required margin deposits made toward price risk management activities during the year ended July 31, 2015 compared to reductions in margin deposits required during the year ended July 31, 2016, and a $23.5 million decrease in cash flow from operations.

The decrease in working capital requirements for the year ended July 31, 2016 compared to the year ended July 31, 2015 was primarily due to a $43.3 million increase in requirements for inventory primarily resulting from substantial reductions in the price of propane during the year ended July 31, 2015 that did not repeat during the year ended July 31, 2016, a net $59.4 million increase in requirements for accounts payable and other current liabilities primarily due to payments during fiscal 2016 of liabilities acquired in connection with the Bridger acquisition, the timing of purchases and disbursements, and settlement of litigation during the first quarter of 2016, and a $5.8 million year over year increase in requirements due to an increase in accrued interest during fiscal 2015 due to debt issued in June 2015 in contemplation of the acquisition of Bridger. These increases in working capital requirements were partially offset by a $42.9 million decrease in requirements for prepaid expenses and other current assets largely due to increases in required margin deposits made toward price risk management activities during the year ended July 31, 2015 compared to reductions in margin deposits required during the year ended July 31, 2016, an $8.3 million decrease in requirements for accounts receivable resulting primarily from decreases in accounts receivable in our propane and related equipment sales segment, partially offset by increases in accounts receivable in our Midstream operations - crude oil logistics segment.

The increase in cash flow from operations is primarily due to a $77.6 million increase in gross margin, as discussed above by segment, a $7.9 million decrease in "General and administrative expense," partially offset by a $25.6 million increase in "Operating expense," and a $37.6 million increase in "Interest expense." These amounts exclude the effects of fluctuations in non-cash stock-based compensation.

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

Investing Activities

Ferrellgas Partners

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

Fiscal 2016 v Fiscal 2015

Net cash used in investing activities was $115.9 million for fiscal 2016, compared to net cash used in investing activities of $708.0 million for fiscal 2015. This decrease in net cash used in investing activities is primarily due to a decrease of $626.3 million in "Business acquisitions, net of cash acquired" and an increase of $11.2 million in proceeds from asset sales, partially offset by a $45.0 million increase in "Capital expenditures".

The decrease in cash used for "Business acquisitions, net of cash acquired" is primarily attributable to our fiscal 2015 acquisition of Bridger Logistics, LLC.

The increase in "Capital expenditures" is primarily due to a $52.3 million increase in Midstream operations growth projects.

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

Fiscal 2015 v Fiscal 2014

Net cash used in investing activities was $708.0 million for fiscal 2015, compared to net cash used in investing activities of $210.1 million for fiscal 2014. This increase in net cash used in investing activities is due to an increase of $479.4 million in "Business acquisitions, net of cash acquired" primarily due to the acquisition of Bridger and a $19.9 million increase in "Capital expenditures."

The increase in "Capital expenditures" is primarily due to the timing of $7.8 million in Propane and related equipment sales growth and maintenance capital expenditures and an increase of $11.7 million in Midstream operations growth capital expenditures related to improvements at existing salt water disposal facilities.

Financing Activities

Ferrellgas Partners

Fiscal 2016 v Fiscal 2015

Net cash used in financing activities was $81.2 million for fiscal 2016, compared to net cash provided by financing activities of $504.3 million for fiscal 2015. This change in cash flows from financing activities was primarily due to $181.0 million of net proceeds from equity offerings during the year ended July 31, 2015 related to the Bridger acquisition, a decrease in net proceeds from long-term debt of $355.5 million due primarily to debt issued during the year ended July 31, 2015 related to the Bridger acquisition, a $46.4 million repurchase of common units during the current year, and a $37.1 million increase in distributions paid due to additional shares issued in connection with the Bridger acquisition, partially offset by a net increase in proceeds from short-term borrowings of $35.2 million.

Fiscal 2015 v Fiscal 2014

Net cash provided by financing activities was $504.3 million for fiscal 2015, compared to net cash provided by financing activities of $86.4 million for fiscal 2014. This increase in net cash provided by financing activities was primarily due to a $328.2 million increase in long-term borrowings due to the issuance of $500 million of 6.75% senior notes related to the Bridger acquisition and a $131.0 million increase in the proceeds from equity offerings, which was primarily used to fund acquisitions during the period, partially offset by a $43.7 million decrease in net credit facility and accounts receivable short term borrowings.

Distributions

Ferrellgas Partners paid a $0.5125 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $204.2 million during fiscal 2016 in connection with the distributions declared for the three months ended July 31, 2015, October 31, 2015, January 31, 2016 and April 30, 2016. The quarterly distribution of $0.5125 on all common units and the related general partner distribution for the three months ended July 31, 2016 of $50.3 million was paid on September 14, 2016 to holders of record on September 7, 2016. During fiscal 2016 the operating partnership paid to its general partner $2.2 million in connection with the quarterly distributions.

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

Our secured credit facility and our accounts receivable securitization facility require the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. Our leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on our current internal forecast we believe it is likely our leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement we are embarking on a strategy to reduce our debt. This strategy may include a reduction in our annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but our board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. We believe that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until our leverage ratio reaches a level that we deem appropriate for our business.

Secured credit facility

On January 14, 2016, our operating partnership, Ferrellgas, L.P., executed a commitment increase supplement to its secured credit facility that increased the size of this facility from $600 million to $700 million. The commitment increase supplement did not change the interest rate or maturity date of the secured credit facility which remains at October, 2018. During June 2015, we executed a fourth amendment to our secured credit facility to administer certain technical revisions in order to facilitate the Bridger Logistics Acquisition and related funding. This amendment did not change the terms or maturity date of the secured credit facility which remained at October 2018. During June 2014, we executed a third amendment to our secured credit facility to better facilitate our strategic focus on further business diversification. Immediately following the third amendment, we increased the size of this secured credit facility from $500.0 million to $600.0 million providing increased liquidity for future acquisitions. There was no change to the size of the letter of credit sublimit which remained at $200.0 million. The third amendment did not change the interest rate or the maturity date of the secured credit facility. Borrowings under this amended secured credit facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness.

On September 27, 2016, we entered into a fifth amendment to our secured credit facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

As of July 31, 2016, we had total borrowings outstanding under our secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt. Additionally, Ferrellgas had $219.3 million of available borrowing capacity under our secured credit facility as of July 31, 2016. However, the leverage ratio covenant under this facility limits additional borrowings to $8.1 million as of July 31, 2016.

Borrowings outstanding at July 31, 2016 under the secured credit facility had a weighted average interest rate of 3.7%. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of July 31, 2016, the federal funds rate and Bank of America’s prime rate were 0.40% and 3.50%, respectively. As of July 31, 2016, the one-month and three-month Eurodollar Rates were 0.48% and 0.68%, respectively.

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

Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2016, we had available letter of credit remaining capacity of $113.7 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of July 31, 2016, the rate was 2.50%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

Ferrellgas Receivables is accounted for as a consolidated subsidiary. Expenses associated with accounts receivable securitization transactions are recorded in “Interest expense” in the consolidated statements of operations. Additionally, borrowings and repayments associated with these transactions are recorded in “Cash flows from financing activities” in the consolidated statements of cash flows.

Cash flows from our accounts receivable securitization facility increased $15.0 million. We had net reductions in funding of $6.0 million from this facility during fiscal 2016 as compared to net reductions in funding of $21.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. During July 2016, we executed an amendment to our accounts receivable securitization facility. This amended accounts receivable securitization facility has $225.0 million of capacity and matures on the earlier of the Secured Credit Facility maturity date and July 29, 2019. This agreement allows for proceeds of up to $225.0 million during the months of January and February, $175.0 million during the months of March, April, November and December and $145.0 million for all other months, depending on available undivided interests in our accounts receivable from certain customers. As of July 31, 2016, we had received cash proceeds of $64.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of July 31, 2016, the weighted average interest rate was 3.0%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

On September 27, 2016, we entered into a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Common unit issuances

During June 2015, we issued common units in two transactions related to the acquisition of Bridger: (a) we issued 6.325 million common units in a registered public offering, for net proceeds of approximately $141.1 million that was used to help fund the acquisition of Bridger, and (b) we issued 11.2 million common units directly to the sellers of Bridger in a private placement.

In connection with the issuance of 11.2 million common units to the sellers of Bridger, Ferrellgas Partners filed a registration statement with the SEC permitting the resale of common units held by the Bridger sellers. In addition, if Ferrellgas Partners were to file a new registration statement or prospectus supplement relating to its issuance of common units pursuant to an underwritten equity offering, then Ferrellgas Partners would be obligated to offer the Bridger sellers the opportunity to participate as selling unitholders in such underwritten equity offering, subject to certain customary exceptions.

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

During fiscal 2016 and 2015 Ferrellgas Partners issued $0.2 million and $0.1 million of common units, respectively, pursuant to its unit option plan.

Common unit repurchases

In connection with the Jamex Termination Agreement, on September 1, 2016, Ferrellgas Partners repurchased approximately 0.9 million of Ferrellgas Partners' common units from Jamex for approximately $16.9 million, utilizing borrowings under our secured credit facility.

On November 13, 2015, Ferrellgas Partners repurchased approximately 2.4 million common units from Jamex for approximately $45.9 million. Ferrellgas distributed approximately $1.0 million to the general partner in connection with the distribution to Ferrellgas Partners of the cash to effect this transaction. All such amounts were financed by borrowings under our secured credit facility.

Debt issuances and repayments

During June 2016, the operating partnership completed an offer to exchange $500.0 million principal amount of its 6.75% senior notes due 2023, which were registered under the Securities Act of 1933, as amended, for a like principal amount of its outstanding and unregistered 6.75% senior notes due 2023, the principal amount of $500.0 million of which were issued in June 2015.

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

When taken together with our other debt reducing initiatives, we believe that the liquidity available from our cash flow from operating activities, our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements in fiscal 2017. See “Accounts Receivable Securitization” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;

•	a significant reduction in the production of crude oil;

•	a significant delay in the collections of accounts or notes receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating leading to decreased trade credit;

•	a significant acquisition; or

•	a large uninsured unfavorable lawsuit settlement.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See a discussion of related risk factors in the section in Item 1A. “Risk Factors.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to common unit issuances and repurchases, as well as distributions paid and contributions received, as discussed below.

Cash distributions paid

The operating partnership paid total cash distributions of $269.5 million and $607.9 million during fiscal 2016 and 2015, respectively. The operating partnership also paid cash distributions of $16.9 million on September 1, 2016 and $50.8 million on September 14, 2016.

Our secured credit facility and our accounts receivable securitization facility require the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. Our leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million of Ferrellgas Partners' common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on our current internal forecast we believe it is likely our leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement we are embarking on a strategy to reduce our debt. This strategy may include a reduction in our annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but our board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. This reduction would not only reduce distributions to the partners of Ferrellgas Partners, but also to Ferrellgas Partners from the operating partnership. We believe that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until our leverage ratio reaches a level that we deem appropriate for our business.

On September 1, 2016, the operating partnership distributed $16.9 million to Ferrellgas Partners in connection with the repurchase of approximately 0.9 million of Ferrellgas Partners' common units from Jamex Marketing, LLC. This transaction was financed by borrowings under our secured credit facility.

On November 13, 2015, the operating partnership distributed $46.8 million and $0.4 million, respectively to Ferrellgas Partners and the general partner in connection with the repurchase of approximately 2.4 million of Ferrellgas Partners' common units from Jamex Marketing, LLC. All such amounts were financed by borrowings under our secured credit facility.

On June 24, 2015, the operating partnership distributed $418.9 million and $4.3 million, respectively, to Ferrellgas Partners and our general partner, in connection with the Bridger acquisition.

Cash contributions received

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

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $260.7 million for fiscal 2016, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information (based on the most recent Schedule 13G, Schedule 13D or Section 16 SEC filing, or information provided by the beneficial owner) consisted of the following:

	Common unit ownership at	Distributions paid during the year ended (in thousands)
	July 31, 2016	July 31, 2016
Ferrell Companies (1)	22,529,361	$46,184
FCI Trading Corp. (2)	195,686	400
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4) (6)	4,763,475	9,764
James H. Ballengee (5) (6)	4,771,447	13,449

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

(4)
James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner. JEF Capital Management owns 4,758,859 of these common units and is wholly-owned by the James E. Ferrell Revocable Trust Two for which James E. Ferrell is the trustee and sole beneficiary. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

(5)
James H. Ballengee is the owner of Jamex Marketing, LLC, which is the record holder of these units. Prior to April 30, 2016, Jamex Marketing, LLC owned more than 5% of the outstanding common units. As of July 31, 2016, Jamex Marketing, LLC owned less than 5% of the outstanding common units. Refer to above discussion in this Item 7. "Management's Discussion & Analysis" for a description of a group of agreements executed with Jamex on September 1, 2016, including the purchase by Ferrellgas Partners of 0.9 million of Ferrellgas Partners' common units for approximately $16.9 million, as well as a description of the restrictions on the remaining Ferrellgas Partners common units owned by Jamex, and any cash distributions and proceeds received by Jamex in respect thereof.

(6)	Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D or Section 16 SEC filing, or information provided by the beneficial owner.

During fiscal 2016, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $4.3 million.

During the period in which Jamex Marketing, LLC owned at least 5% of the outstanding common units, we entered into the following transactions: on November 13, 2015, we repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million; and, pursuant to the Jamex TLA, Bridger provided crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During fiscal 2016 and 2015, Ferrellgas' total revenues from Jamex were $62.6 million and $9.4 million, respectively. During 2016 and 2015, Ferrellgas' total cost of sales from Jamex were $3.4 million and $8.4 million, respectively. The amounts due from and to Jamex Marketing, LLC as of July 31, 2016 were $44.8 million and $0.0 million, respectively. The amounts due from and to Jamex Marketing, LLC as of July 31, 2015 were $4.8 million and $4.2 million, respectively.

On September 14, 2016, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $11.5 million, $0.1 million, $26 thousand, $2.4 million, and $0.5 million, respectively.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2016, adjusted for the Termination, Settlement and Release Agreement entered into on September 1, 2016, with Jamex Marketing, LLC, which terminated the Jamex TLA and released certain obligations between Jamex and Bridger:

	Payment or settlement due by fiscal year
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt, including current portion (1)	$3,921	$2,379	$294,914	$182,960	$500,810	$975,175	$1,960,159
Fixed rate interest obligations (2)	114,010	114,010	114,010	114,010	98,313	83,531	637,884
Operating lease obligations (3)	54,842	36,789	28,260	21,603	16,689	21,471	179,654
Operating lease buyouts (4)	3,197	3,444	3,521	2,693	3,326	9,818	25,999
Purchase obligations: (5)
Product purchase commitments: (6)
Estimated payment obligations	57,664	13,658	4,648	—	—	—	75,970
Total	$233,634	$170,280	$445,353	$321,266	$619,138	$1,089,995	$2,879,666
Underlying product purchase volume commitments (in gallons)	121,535	27,825	9,030	—	—	—	158,390

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

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2016, variable rate interest on our outstanding balance of long-term variable rate debt of $293.1 million would be $9.4 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

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

(6)
We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2016 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt, including current portion (1)	$3,921	$2,379	$294,914	$960	$500,810	$975,175	$1,778,159
Fixed rate interest obligations (2)	$98,313	$98,313	$98,313	$98,312	$98,312	$83,531	$575,094

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

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2016, variable rate interest on our outstanding balance of long-term variable rate debt of $293.1 million would be $9.4 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

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

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $7.9 million as of July 31, 2016. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

See discussion about our letters of credit available under our secured credit facility and the sale of accounts receivable to our accounts receivable securitization facility both in “Liquidity and Capital Resources.”

Adoption of New Accounting Standards

Below is a listing of a recently issued accounting pronouncement that we have not yet adopted as of July 31, 2016.

Title of Guidance	Effective Date
Accounting Standard Update No. 2014-09 "Revenue from Contracts with Customers"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2017
Accounting Standard Update No. 2015-02, "Consolidation: Amendments to the Consolidation Analysis"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2015
Accounting Standard Update No. 2015-06, "Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2015
Accounting Standard Update No. 2015-11, "Inventory (Topic 330) - Simplifying the Measurement of Inventory"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2016
Accounting Standard Update No. 2016-02, "Leases (Topic 842)"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2018
Accounting Standard Update No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2019

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2016, 2015 or 2014.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2016, 2015 or 2014.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2016, 2015 or 2014, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2016, 2015 or 2014, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

During the year ended July 31, 2016, approximately 60% and 80% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin and EBITDA, respectively, was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owns a refinery in Trainer, Pennsylvania. Bridger is party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement has a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, we determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend we anticipate will continue into fiscal 2017 and beyond. The expected decline in future cash flows from operations constituted a triggering event in the fourth fiscal quarter of 2016 for our Midstream operations - crude oil logistics business, requiring impairment testing of indefinite-lived intangible assets, long-lived tangible and intangible assets within certain asset groups, and goodwill.

Tradename impairment

Upon applying the fair-value-based test to its Midstream operations - crude oil logistics segment indefinite-lived intangible asset, which consists of its tradename, we determined that the estimated fair value of the tradename as of July 31, 2016 was less than the carrying value, and as a result recorded an impairment charge of $7.4 million as of July 31, 2016. We estimated the fair value of the tradename using the relief from royalty method, which is an income approach. Critical assumptions included in the relief from royalty method include: (1) discounted future cash flows; (2) growth factors; (3) a discount rate; and (4) a long-term growth rate.

Long-lived asset impairment

We determined that multiple asset groups within the Midstream operations - crude oil logistics segment were not recoverable. We estimated the fair value of each of these asset groups and recorded impairment charges to the extent that fair value was less than the carrying value of the asset group. Impairment charges of $249.0 million related to customer relationships and non-compete agreements and $181.8 million related to property, plant and equipment are included in “Asset impairments” in the Consolidated Statement of Operations.
Fair value of the asset groups was determined using an income approach, which was comprised of multiple significant unobservable inputs including: (1) estimate of future cash flows; (2) the timing, success rate and capital required for certain organic growth projects; (3) the amount of capital expenditures required to maintain the existing cash flows; and (4) a terminal period growth rate equal to the expected rate of inflation.

We did not recognize any impairment losses related to our intangible assets during fiscal 2015 or 2014. For additional information regarding our intangible assets, see Note B - Summary of significant accounting policies, Note C - Asset Impairments, and Note H - Goodwill and intangible assets, net - to our consolidated financial statements.

Accounting for risk management activities and derivative financial instruments

We enter into commodity forward, futures, swaps and options contracts involving propane, diesel, gasoline and related products to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of sales and operating expenses in the consolidated statements of operations or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of operations. For further discussion of derivative commodity and interest rate contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B – Summary of significant accounting policies, Note K – Fair value measurements and Note L – Derivative instruments and hedging activities – to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have five reporting units for goodwill impairment testing purposes. As of July 31, 2016, two of these reporting units contain goodwill that are subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by calculating the excess, if any, of the reporting unit’s fair value over the fair value of all of its assets (including any unrecognized intangible assets) and liabilities. If the carrying value of goodwill is greater than the implied fair value of goodwill, that excess is recorded as an impairment charge.

During the three months ended October 31, 2015, we determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015.

The first step of this test primarily consists of a discounted future cash flow model to predict fair value. The result of this first step is based on the following critical assumptions: (1) the NYMEX West Texas Intermediate (“WTI”) crude oil curve was used to estimate future oil prices; (2) the oil skimming rate was expected to increase or decrease consistent with the projected increases/decreases in the NYMEX WTI crude oil curve consistent with past history; and (3) certain organic growth projects were projected to increase the salt water volumes processed as new drilling activity increases associated with the projected NYMEX WTI crude oil curve. As noted in our discussion of this reporting unit in our Annual Report on Form 10-K for the year ended July 31, 2015, we believe that the results of this business are closely tied to the price of WTI crude oil. The daily average closing price for WTI crude oil for the three months ended July 31, 2015 of $56.63 decreased 20.7% to $44.90 during the three months ended October 31, 2015. Additionally, the projected NYMEX WTI crude oil curve decreased approximately 6.5% from August 31, 2015 to October 31, 2015. These events have led to an overall decline in drilling activity and volumes in the Eagle Ford shale region of Texas. These market changes, in addition to previous declines noted during fiscal year 2015, negatively affected our current period results and future projections sufficiently to indicate that the fair value of the reporting unit likely no longer exceeded its carrying value.

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

As of October 31, 2015, we performed the first step of the goodwill impairment test for the Midstream operations - water solutions reporting unit and determined that the carrying value of the reporting unit exceeded the fair value. We then completed the second step of the goodwill impairment analysis comparing the implied fair value of the reporting unit to the carrying amount of goodwill and determined that goodwill was completely impaired and has written off the entire $29.3 million of goodwill related to this reporting unit.

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

During the year ended July 31, 2016, approximately 60% and 80% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin and EBITDA, respectively, was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owns a refinery in Trainer, Pennsylvania. Bridger is party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement has a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, we determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend we anticipate will continue into fiscal 2017 and beyond. The expected decline in future cash flows from operations constituted a triggering event in the fourth fiscal quarter of 2016 for our Midstream operations - crude oil logistics business, requiring impairment testing of indefinite-lived intangible assets, long-lived tangible and intangible assets within certain asset groups, and goodwill.

We concluded that the fair value of the Midstream operations - crude oil logistics reporting unit no longer exceeded its carrying value as of July 31, 2016. Upon applying the second step of the impairment test, we determined that the implied fair value of goodwill was zero, and accordingly we recorded an impairment charge of $190.6 million as of July 31, 2016, or all of the goodwill previously allocated to this reporting unit.

We used a discounted future cash flow model to estimate fair value of the reporting unit, which included multiple significant unobservable inputs. We prepared various cash flow models involving certain potential scenarios and probability weighted these scenarios which included the following critical assumptions: (1) discounted future cash flows; (2) the timing, success rate and capital required for certain organic growth projects; (3) the amount of capital expenditures required to maintain the existing cash flows; and (4) a terminal period growth rate equal to the expected rate of inflation. In addition to these critical cash flow assumptions, a discount rate of 11.5% was applied to the various projected cash flow models.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2016. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2016 and 2015, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $12.4 million and $11.3 million as of July 31, 2016 and 2015, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective for propane related hedges.

Credit Risk

We maintain credit policies with regard to our counterparties that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines.

At July 31, 2016, we had receivables from Jamex Marketing, LLC, a crude oil marketing company, totaling $44.8 million. As described in Item 7. Management's Discussion & Analysis, as well as elsewhere in this Annual Report on Form 10-K, on September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA, including the $44.8 million owed to us on July 31, 2016. The Jamex Secured Promissory Note is guaranteed pursuant to a guaranty agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and fully guaranteed by the other Jamex entities. The obligations of Jamex and the other Jamex entities are secured by a lien on certain of those entities’ assets, including the remaining 3.9 million Ferrellgas Partners, L.P. common units owned by those entities as of September 2, 2016, and any cash distributions and proceeds in respect thereof, which are to be held in a controlled account that can be seized by us in the event of default.

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

Interest Rate Risk

At July 31, 2016, we had $458.4 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $3.6 million for fiscal 2017. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent increase in interest rates would result in a loss in future earnings of $1.4 million for fiscal 2016.

As discussed above, the following interest rate swaps are outstanding as of July 31, 2016, and are all designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug-18	$175,000 and decreasing to $100,000 in August 2017	Pay a fixed rate of 1.95% and receive a floating rate

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note R – Quarterly data (unaudited) – to Ferrellgas Partners, L.P. and Subsidiaries consolidated financial statements and Note Q - Quarterly data (unaudited) to Ferrellgas L.P. and Subsidiaries consolidated financial statements for Selected Quarterly Financial Data.

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

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2016, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2016.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, as of July 31, 2016, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the most recent fiscal quarter ended July 31, 2016, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas Partners, L.P.
We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended July 31, 2016, and our report dated September 28, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 28, 2016

ITEM 9B.     OTHER INFORMATION.
Entry into a Material Definitive Agreement.
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On September 27, 2016, Ferrellgas, L.P. entered into a fifth amendment to its secured credit facility pursuant to which its leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Additionally, for all periods ending January 31, 2018, or prior thereto, the rate of interest we are charged on indebtedness under the secured credit facility was modified. If our leverage ratio is greater than 5.0x, the interest rate on our Base Rate and Eurodollar Rate loans increased 0.25% and if our leverage ratio is greater than 5.5x, the interest rate on our Base Rate and Eurodollar Rate loans increased 0.75%. These increases do not apply to the period commencing February 1, 2018, and all periods subsequent thereto.

The description of the amendment is qualified in its entirety by reference to the full text of the agreement, a copy of which is attached as an Exhibit to this Current Report on Form 10-K.

On September 27, 2016, Ferrellgas, L.P. entered into a fourth amendment to its accounts receivable securitization facility pursuant to which its leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Additionally, for all periods ending January 31, 2018, or prior thereto, the Applicable Margin we are charged on indebtedness under the accounts receivable securitization facility was modified. If our leverage ratio is greater than 5.0x, the Applicable Margin increased 0.10% and if our leverage ratio is greater than 5.5x, the Applicable Margin increased 0.30%. These increases do not apply to the period commencing February 1, 2018, and all periods subsequent thereto.

The description of the amendment is qualified in its entirety by reference to the full text of the agreement, a copy of which is attached as an Exhibit to this Current Report on Form 10-K.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers
On September 27, 2016, Stephen L. Wambold, resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc. Ferrellgas, Inc. is the general partner of Ferrellgas Partners, L.P. and Ferrellgas, L.P.

Pursuant to an agreement and release (the “Release”) dated September 27, 2016 between Mr. Wambold and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P., (i) Mr. Wambold will receive $0.9 million to be paid in bi-weekly installments over the next 15 months and (ii) Ferrellgas, Inc. will cover the cost of Mr. Wambold's medical insurance premiums under COBRA for 15 months.  All existing stock and unit options that Mr. Wambold has will, through the term of his employment and thereafter, continue to be subject to the terms and conditions of the Ferrell Companies, Inc. and Ferrellgas Partners, L.P. incentive compensation plan documents.

The description of the Release is qualified in its entirety by reference to the full text of the agreement, a copy of which is attached as an Exhibit to this Current Report on Form 10-K.

Effective as of September 27, 2016, James E. Ferrell, Chairman of the Board of Directors, will serve as Interim Chief Executive Officer and President of Ferrellgas, Inc. Mr. Ferrell, 76, has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965. For information regarding certain related party transactions between Mr. Ferrell and Ferrellgas Partners, please see "Related Party Transactions" in "Item 13. Certain Relationships and Related Transactions, and Director Independence," which is incorporated into this Item 9B by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 28, 2016. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	76	1984	2016	Interim Chief Executive Officer and President; Chairman of the Board of Directors

Alan C. Heitmann	58	N/A	2015	Executive Vice President and Chief Financial Officer; Treasurer

Tod D. Brown	53	N/A	2006	Executive Vice President, Ferrellgas, Inc. and Chief Executive Officer, Blue Rhino

Thomas M. Van Buren	43	N/A	2015	Executive Vice President, Ferrell North America and Midstream

Julio E. Rios II	45	N/A	2015	Executive Vice President, Ferrellgas, Inc. and President and Chief Executive Officer, Bridger Logistics, LLC

Jeremy H. Gamboa	40	N/A	2015	Executive Vice President, Ferrellgas, Inc. and Chief Operating Officer, Bridger Logistics, LLC

Pamela A. Breuckmann	40	2013	N/A	Director

A. Andrew Levison	60	1994	N/A	Director

John R. Lowden	59	2003	N/A	Director

Michael F. Morrissey	74	1999	N/A	Director

David L. Starling	67	2014	N/A	Director

Stephen M. Clifford	56	2015	N/A	Director

James E. Ferrell – On September 27, 2016, Mr. Ferrell was appointed Interim Chief Executive Officer and President by the Board of Directors of Ferrellgas, Inc. Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of Ferrellgas, Inc. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council. Mr. Ferrell brings to the Company significant experience in propane and midstream operations and valuable knowledge of the company's operating history.

Alan C. Heitmann - Mr. Heitmann joined our general partner in 1995 as Assistant Controller. In 2001 he was promoted to Retail Controller then transitioned to Corporate Controller in 2005. In 2006 he was promoted to Vice President and Corporate Controller. In 2008 he transitioned to the Vice President Accounting and Finance position. In 2013, he became Senior Vice President Finance and Investor Relations. In January 2015 he was promoted and took his current role of Executive Vice President and Chief Financial Officer. Mr. Heitmann obtained his Bachelor of Science degree in Accounting from Rockhurst University.

Tod D. Brown –  Mr. Brown joined our general partner as Senior Director of Sales, Blue Rhino in 2004, became Vice President of Sales, Blue Rhino in 2005, became Vice President, Blue Rhino in 2006, became Senior Vice President, Ferrellgas and President, Blue Rhino in 2008, became Executive Vice President, Ferrellgas and President, Blue Rhino in 2012, and became Executive Vice President, Ferrellgas and Chief Executive Officer, Blue Rhino in 2016. Mr. Brown obtained his Bachelor of Arts degree from Ball State University.

Thomas M. Van Buren - Mr. Van Buren joined our general partner in 1999 as a part of Ferrell North America ("FNA"). He then served in various roles in transportation, supply and wholesale before becoming Director Midwest Supply, Wholesale and Rail in 2005, then Director of Supply, Wholesale and Pipeline Distribution in 2007, Vice President of Supply and Wholesale in

2008, Senior Vice President of FNA in 2012 and Executive Vice President of FNA and Midstream in 2015. He also has oversight of the company's industry relations working with state and national associations, recently served as a member of the National Propane Gas Association’s Executive Committee, and currently serving as Chairman of the Propane Education Research Council. Mr. Van Buren is also a member of the Board of Directors for Kansas City’s Surviving Spouse and Family Endowment Fund. He received his Bachelor of Science in Chemical Engineering from Cornell University before serving as an officer in the United States Army, transitioning out as a Captain when he joined Ferrellgas.

Julio E. Rios II -  Mr. Rios joined our general partner as Executive Vice President on June 24, 2015 and as President and Chief Executive Officer of Bridger Logistics, LLC.  He was President, Chief Executive Officer and Director of Bridger, LLC from July 1, 2013 to June 23, 2015.  Mr. Rios was President, Chief Executive Officer and Director of Southern Energy Transportation, Inc, from April 1, 2011 until it was merged into Bridger, LLC on July 1, 2013.  Mr Rios co-founded Bridger, LLC in October 2010 and was President and Chief Operating Officer of Bridger, LLC from October, 2010 to June 30, 2013. Prior to that, Mr. Rios practiced commercial law, concentrating on business transactions primarily in the oil and gas industry. From 2001 to 2010 he was Managing Partner of a regional law firm in Louisiana. He received both his Bachelor's degree and his Juris Doctorate from Louisiana State University in Baton Rouge.

Jeremy H. Gamboa -  Mr. Gamboa joined our general partner as Executive Vice President in June 2015 and as the Executive Vice President and Chief Operating Officer of Bridger Logistics. Mr. Gamboa co-founded Bridger, LLC in 2010 and was Chief Marketing Officer from October 2010 to June 30, 2013. Prior to co-founding Bridger, Mr. Gamboa joined Taylor Companies, LLC in February 2004 where he served as Vice President of Business Development until August 2010. Prior to the six years Mr. Gamboa spent at Taylor, he spent four years in the crude oil marketing business with Rising Star Crude Company, LLC.

Pamela A. Breuckmann - Ms. Breuckmann was elected to the Board of Directors in 2013. Since 2011, Ms. Breuckmann has served as the President and since January 2015, Chief Executive Officer of Ferrell Capital, Inc., a company established in 1998 to manage the financial, business and personal affairs of the Ferrell family. Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, she is the President and Chief Operating Officer of Samson Capital Management, LLC. This SEC registered investment advisory business specializes in managing Master Limited Partnership securities for investors.  The blend of Ms. Breuckmann's investment experience, accounting background and finance roles give her a unique perspective that serves the Board of Directors well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP.  We consider Ms. Breuckmann to be a financial expert. Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting. She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000. Ms. Breuckmann currently serves on the board and the finance committee of a local not-for-profit, Women's Employment Network.

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

John R. Lowden – Mr. Lowden was appointed to the Board of Directors in 2003 and chairs the Board's Compensation Committee and serves on the Board’s Corporate Governance and Nominating Committee. Since 2001, Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of World Dryer Corporation and Metpar Industries, Inc. and serves on the Board of Trustees of Wake

Forest University. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

Mr. Lowden was a founding partner of NewCastle Partners, LLC, a private investment firm, in 2001. Prior to that, Mr. Lowden had served as a partner of The Jordan Company, a New York City-based private equity firm. Mr. Lowden was also an investment banker with Ferris & Company in Washington, D.C. During his 30 years in private equity, Mr. Lowden has been a principal investor and participated in the acquisitions of over 40 manufacturing, retail and distribution businesses.

Mr. Lowden brings to the Board significant experience in capital markets, corporate finance and investment banking. We consider Mr. Lowden to be a financial expert.

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. For the past six years Mr. Morrissey has served as a board member on the boards of directors of various companies, and currently serves on the Board of Directors and its Compensation Committee and as Audit Committee Chairman of Waddell & Reed Financial, Inc. (since 2010), and the boards of several private companies and not-for-profit organizations.

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

David L. Starling  - Mr. Starling was elected to the Board of Directors in 2014 and serves on the Board’s Compensation Committee. Mr. Starling served as President and Chief Executive Officer of Kansas City Southern (KCS) from August 2010 through June 2016. From June 2016 to present, Mr. Starling has served as Senior Advisor to KCS' CEO. Mr. Starling has been a director of KCS since May, 2010. He served as President and Chief Operating Officer of KCS from July 2008 through August 2010. Mr. Starling has also served as a Director, President and Chief Executive Officer of The Kansas City Southern Railway Company since July 2008. He has also served as Vice Chairman of the Board of Directors of Kansas City Southern de Mexico since September 2009. Mr. Starling has served as Vice Chairman of the Board of Directors of Panama Canal Railway Company and Panarail since July 2008. Prior to joining KCS, Mr. Starling served as President and Director General of Panama Canal Railway Company from 1999 through June 2008. Mr. Starling brings to the board substantial expertise in the North American rail industry and in intermodal and global shipping logistics. His experience in Latin America, North America and Asia has helped to expand KCS’ marketing and growth opportunities and his 30 years of operating experience helped navigate the company through the economic downturn and established long-term, sustainable operating efficiencies.

Stephen M. Clifford  - Mr.Clifford joined the Board of Directors in 2015, as a member of the Corporate Governance and Nominating Committee and a member the Audit Committee. Mr. Clifford retired from Ernst & Young in July 2015 after having served as the Managing Partner of Ernst & Young’s Kansas City, Missouri office from 1999 until his retirement. His career at Ernst & Young spanned a total of 32 years, including 18 years as an assurance partner and 30 years as a Certified Public Accountant. During his tenure as the Managing Partner of the Kansas City office, Mr. Clifford was also a member of the executive committee for Ernst & Young's Midwest Area, which was responsible for nearly 2,000 professionals across the Midwest. In addition to his role as the Managing Partner, Mr. Clifford served as the coordinating partner responsible for external audit engagements, including audits of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, as well as internal audit and advisory engagements for numerous companies in the Fortune 1000, as well as numerous large and high growth private companies during his career. Mr. Clifford is the past Chairman of the Board for the Leukemia and Lymphoma Society and now a member of its Board of Directors, a member of the Board of Directors and Chair of the audit committee for the Archdiocese of Northeast Kansas, and the Chair of the Board of Directors and member of the Executive Committee for Cristo Rey High School of Kansas City. Mr. Clifford brings to the Board many years of experience as a leader and assurance partner of a major accounting firm and extensive experience in developing and executing growth strategies, acquisitions, and capital transactions. We consider Mr. Clifford to be a financial and accounting expert. Mr. Clifford obtained his Bachelor of Science and Business Administration, Finance & Accounting degree from Texas Christian University.

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

The Board of Directors of our general partner has adopted a set of Corporate Governance Guidelines for the Board and charters for its Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee. A current copy of these Corporate Governance Guidelines and charters, each of which were adopted and approved by the entire Board, are available, free of charge, to our security holders and other interested parties on our website at www.ferrellgas.com (under the caption “Our Company” within “Investor Information”) and are also available in print to any unitholder or other interested parties who request it. Requests for print copies should be directed to:

Ferrellgas, Inc.
Attention: Investor Relations
7500 College Boulevard, Suite 1000
Overland Park, Kansas 66210
913-661-1533
investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference into this report herein, are not part of this report and are not incorporated by reference into this report.

Additionally, as of September 26, 2016, the Board had affirmatively determined that Mr. Levison, Mr. Lowden, Mr. Morrissey, Mr. Starling, Mr. Clifford, and Ms. Breuckmann who constitute a majority of its Directors, were “independent” as described by the New York Stock Exchange’s (“NYSE”) corporate governance rules. In conjunction with regular Board meetings, these non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

Audit Committee

As of September 26, 2016, the Board had a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey and Clifford and Ms. Breuckmann. Mr. Morrissey is the Chairman of the Audit Committee. Mr. Morrissey and Mr. Clifford each have been determined by the board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the NYSE and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the NYSE. The Board has determined that all of the members of the Audit Committee are “independent” as described under the relevant standards.

The Audit Committee charter requires the Audit Committee to pre-approve all engagements with any independent registered public accounting firm, including all engagements regarding the audit of the financial statements of each of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas Finance Corp. and all permissible non-audit engagements with the independent registered public accounting firm. Additionally, the Audit Committee oversees the internal audit function for each of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas Finance Corp., and such other duties as directed by the Board. The Audit Committee charter is available on the company's website.

Limitation on Directors Participating on Audit Committees

The Board has adopted a policy limiting the number of public-company audit committees its directors may serve on to three at any point in time. If a director desires to serve on more than three public-company audit committees, he or she must first obtain the written permission of the Board.

Corporate Governance and Nominating Committee

As of September 26, 2016, the Board had a designated Corporate Governance and Nominating Committee, comprised of Messrs. Lowden and Clifford and Ms. Breuckmann, and Ms. Breuckmann served as the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards. The Corporate Governance and Nominating Committee charter is available on the company's website.

Compensation Committee

The Board has a designated Compensation Committee, comprised of Messrs. Lowden, Levison and Starling. Mr. Lowden is the Chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate. The Compensation Committee charter is available on the company's website.

On September 27, 2016, James E. Ferrell became Interim Chief Executive Officer and President, and as a result the Board determined that, as of such date, Ms. Breuckmann was no longer independent. Accordingly, Ms. Breuckmann resigned from the Audit Committee and the Corporate Governance and Nominating Committee on September 27, 2016, and beginning on that date the Audit Committee consists of Messrs. Morrissey, Clifford and Lowden and the Corporate Governance and Nominating Committee consists of Messrs. Lowden, Clifford, Starling, Levison and Morrissey. Mr. Clifford is the Chairman of the Corporate Governance and Nominating Committee.

Disclosure about our Security Holders’ and Interested Parties’ Ability to Communicate with the Board of Directors of our General Partner

The Board of Directors of our general partner has a process by which security holders and interested parties can communicate with it. Security holders and interested parties can send communications to the Board, the presiding director or the independent directors as a group by contacting our Investor Relations department by mail, telephone or e-mail at:

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

Code of Ethics for Principal Executive and Financial Officers and Code of Business Conduct and Ethics

The Board has adopted a Code of Ethics for our general partner’s principal executive officer, principal financial officer, principal accounting officer or those persons performing similar functions. Additionally, the Board has adopted a general Code of Business Conduct and Ethics for all of our general partner’s directors, officers and employees. These codes, which were adopted and approved by the entire Board, are available to our security holders and other interested parties at no charge on our website at www.ferrellgas.com (under the caption “Our Company” within “Investor Information”) and are also available in print to any security holder or other interested parties who requests it. Requests for print copies should be directed to:

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

To our knowledge, based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2016 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Lowden, Levison and Starling. None of the members were officers or employees of the general partner or any of its subsidiaries prior to or during fiscal 2016. None of the members has any relationship required to be disclosed under this caption under the rules of the SEC.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2016. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Ferrellgas Partners.

Compensation Discussion and Analysis

Compensation Committee Report

As of September 27, 2016, the Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:
John R. Lowden
A. Andrew Levison
David L. Starling

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2016, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2016, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2016 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2016 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Named Executive Officers
Stephen L. Wambold, Chief Executive Officer and President (1)
Alan C. Heitmann, Executive Vice President and Chief Financial Officer, Treasurer
Thomas M. Van Buren, Executive Vice President, Ferrell North America and Midstream
Julio E. Rios II, Executive Vice President, Ferrellgas and Chief Executive Officer Bridger Logistics, LLC
Jeremy H. Gamboa, Executive Vice President, Ferrellgas and Chief Operating Officer Bridger Logistics, LLC

(1) On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

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

Role of Management, Compensation Consultant and Compensation Peer Group

Our Chief Executive Officer, with the assistance of Alan C. Heitmann, our Chief Financial Officer ("CFO") and Trenton D. Hampton, Senior Vice President, Legal and Risk, formulates preliminary compensation recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, Trenton D. Hampton utilized market compensation survey data provided in a prior year by the consulting firm Mercer Human Resources Consulting (“Mercer”), which is used to create salary range benchmarks for each NEO's compensation. Mercer was engaged by the Compensation Committee, provided no significant other services for us and there were no conflicts of interest presented by the work performed. The compensation survey data provided by Mercer included data from the 13 peer group companies identified below.

We use a peer group of companies in setting compensation levels, determining awards under our option plans and setting director compensation levels. The companies included in this peer group are determined (with the assistance of Mercer) based on the following factors:

•	companies in our industry or related industries (oil and gas, gas utilities, master limited partnerships);

•	companies identified as our peer group of competitors;

•	companies with similar total sales;

•	companies with similar net income; and

•	companies with similar market value.

For purposes of setting compensation for our fiscal year ended July 31, 2016, the companies included in our compensation peer group were as follows:

•	Targa Resources Partners, L.P.

•	Suburban Propane Partners, L.P.

•	Enbridge Energy Partners, L.P.

•	Laclede Group Inc.

•	Genesis Energy, L.P.

•	WGL Holdings Inc.

•	UGI Corp.

•	Star Gas Partners, L.P.

•	Atmos Energy Corp., L.P.

•	New Jersey Resources Corp.

•	Amerigas Partners, L.P.

•	Alliance Resource Partners, L.P.

•	Copano Energy LLC

Components of Named Executive Officer Compensation

During fiscal 2016, elements of compensation for our NEOs consisted of the following:

•	base salary;

•	non-equity incentive plan;

•	discretionary bonus;

•	equity-based and incentive compensation plans;

•	employee stock ownership plan ("ESOP");

•	deferred compensation plans; and

•	employment and change-in-control agreements.

Base Salary

Our Chief Executive Officer, with the assistance of Alan C. Heitmann and Trenton D. Hampton, formulates preliminary base salary recommendations for all NEOs, including himself. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, Trenton D. Hampton utilizes compensation survey data provided by Mercer to provide market data that is used to create benchmarks for each NEO’s base salary. These benchmarks refer to the high and low end of the ranges provided by Mercer, rather than a specific point within the range. The following table identifies the low and high ends of the range included in the Mercer base salary market data:

	Low Point	High Point
Chief Executive Officer	$431,000	$736,000
Chief Operating Officer	362,000	512,000
Chief Financial Officer	287,000	369,000
Top Division Executive	303,000	363,000

Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of salary paid to each NEO during fiscal year 2016 is displayed in the “Salary” column of the Summary Compensation Table.

Named Executive Officer	2016 Annual Base Salary (1)
Stephen L. Wambold (2)	$700,000
Alan C. Heitmann (3)	375,000
Thomas M. Van Buren	335,000
Julio E. Rios II	500,000
Jeremy H. Gamboa	400,000

(1) 2016 Annual Base Salary

(2) On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.
(3) Mr. Heitmann received a raise to $400,125 effective July 31, 2016

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

This plan awards a cash payment to the NEO if incentive distributable cash flow (“incentive DCF”) targets are achieved for the fiscal year. Incentive DCF has been selected in order to align performance measures for NEOs with how our investors evaluate our performance. Each NEO’s incentive target is computed as a percentage of his annual base salary rate. For fiscal 2016 the target percentage for each NEO was as follows:

Named Executive Officer	% of Salary Incentive Target
Stephen L. Wambold (1)	100%
Alan C. Heitmann	100%
Thomas M. Van Buren	100%
Julio E. Rios II	100%
Jeremy H. Gamboa	100%

(1) On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

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

For fiscal 2016, the percent of targeted total company incentive DCF achieved was less than 100%. Accordingly there were no payouts under the CIP for NEOs. For Incentive Plan purposes, total company actual incentive DCF was computed as follows:

(in thousands)
Net loss attributable to Ferrellgas Partners, L.P.	$(665,415)
Add (subtract):
Income tax benefit	(36)
Interest expense	137,937
Depreciation and amortization expense	150,513
Asset impairments	658,118
Non-cash employee stock ownership plan compensation charge	27,595
Non-cash stock-based compensation charge	9,324
Loss on asset sales and disposal	30,835
Other income, net	(110)
Change in fair value of contingent consideration	(100)
Severance	1,453
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	1,137
Acquisition and transition expenses	99
Net loss attributable to noncontrolling interest	(6,620)
Maintenance capital expenditures	(17,137)
Incentive DCF	$327,593

Discretionary Bonus

Our Chief Executive Officer has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by a NEO that our Chief Executive Officer believes exceeded expectations in operational or strategic objectives during the last fiscal year. There were no discretionary bonuses paid to any NEO in respect of fiscal 2016.

Equity-based and Incentive Compensation Plans

We have two equity-based incentive plans available for participation by our NEOs, the “Ferrell Companies Incentive Compensation Plan” ("ICP") and the “Second Amended and Restated Ferrellgas Unit Option Plan” ("UOP"). The amount of compensation cost related to these plans incurred for each NEO during fiscal 2016 is displayed in the “Option Awards” column of the Summary Compensation Table.

The ICP is an equity-based incentive plan available for participation by our NEOs.

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

Options or SARs are granted under the ICP periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the Employee Stock Ownership Plan. All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which includes our Chief Executive Officer, Alan C. Heitmann and Trenton D. Hampton. Awards granted to NEOs must also be approved by the Compensation Committee. To assist the ICP Option Committee and the Compensation Committee in determining the quantity of awards to grant to a NEO, Trenton D. Hampton utilizes data from our compensation peer group to create recommended ranges of current year ICP award grants by executive position. Utilizing the peer group data, the Compensation Committee approved stock option awards under the ICP to NEOs in fiscal 2016 taking into account each NEO’s responsibilities, performance and respective holdings of such ICP awards previously granted by the committee to ensure the appropriate level of equity as a component of the NEO’s total compensation package.

The UOP grants employees of our general partner unit options to purchase our common units. The purpose of the UOP is to encourage certain employees of our general partner to develop a proprietary interest in our growth and performance; to generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our unitholders; and to enhance our ability to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals the opportunity to acquire our common units.

This plan is authorized to issue options in common units to employees of the general partner or its affiliates. The Board of Directors of the general partner in its sole discretion administers the authorization of grants and sets the unit option price and vesting terms. The options currently outstanding vest over a one to five year period and expire on the tenth anniversary date of the grant.

During fiscal 2016, no new awards were granted to any NEOs under the UOP.

Bridger Incentive Bonus

According to their employment agreements, Messrs. Rios and Gamboa shall be eligible for an additional incentive based on Bridger Logistics financial performance, the "Bridger Incentive Bonus." The Bridger Incentive Bonus pool for each of Messrs. Rios and Gamboa shall be $30.0 million, divided equally among the first three years following Ferrellgas' acquisition of Bridger Logistics. The maximum Incentive Bonus payable for Years 1, 2 and 3 shall be $10.0 million per year, divided between Messrs. Rios and Gamboa according to their employment agreements. The payment of the Bridger Incentive Bonus shall be contingent upon Bridger Logistics' financial performance, specifically whether it achieves certain EBITDA targets.

In the event that the Bridger EBITDA does not reach the threshold level for a year, the payment of a Bridger Incentive Bonus is discretionary and shall be determined by the Chief Executive Officer and the Board of Directors. In the event of the occurrence of a change of control while the Executive remains employed and either (i) prior to the first anniversary of the closing date of Ferrellgas' acquisition of Bridger Logistics or (ii) on or after the first anniversary of the closing date of Ferrellgas' acquisition of Bridger Logistics and the Bridger EBITDA has reached the threshold level in each of the prior post-closing years, then any unpaid Year 1 Bridger Incentive Bonus, Year 2 Bridger Incentive Bonus and Year 3 Incentive Bonus will be accelerated and paid in full at 100% of maximum on the date of the change of control. Other than in the event of a change in control or a termination that is other than for Cause or is for Good Reason, as further discussed below, payment of the Incentive Bonus is at all times contingent upon the continued employment of the Executive during and through the end of the one year period upon which it is based. Payment will be made within 30 days following the close of the relevant one-year period upon which the Bridger Incentive Bonus is based.

The Bridger EBITDA did not reach the threshold level for Year 1; accordingly no Bridger Incentive Bonus was paid for that year.

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan ("ESOP"), an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2016 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a nonqualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2016 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Our contributions to the profit sharing portion of this plan are discretionary and no profit sharing contributions were made to this plan for fiscal 2016. However, this plan also provides for matching contributions under a cash or deferred arrangement based upon the participant salary and employee contributions to this plan. Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 6% of their eligible compensation to this plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the Supplemental Savings Plan (see below) combined. Employee contributions are 100% vested, while the company’s matching contribution vests ratably over the first five years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by this plan.

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

Employment and Change-in-Control Agreements

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into Employment Agreements with each of our NEOs. The purpose for entering into these agreements is to (i) encourage and motivate NEOs to remain employed and focused on the business during a potential change in control, (ii) motivate NEOs to make business decisions that are in the best interest of the company, (iii) ensure that NEOs conduct appropriate due diligence and effectively integrate companies in the event of an acquisition, and (iv) secure the long-term employment of the NEO. The initial term of the agreement ended on December 31, 2012 for Mr. Wambold. The initial term of Mr. Heitmann's agreement ends on June 30, 2017. The initial term of Mr. Van Buren's agreement ends on May 28, 2017. The initial term of the agreements for Messrs. Rios and Gamboa ends on June 23, 2018. Thereafter, each agreement automatically renews for successive 12-month periods, unless one party to the agreement provides notice of non-renewal to the other at least 180 days before the last day of then current agreement term. On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

The specific terms of these agreements are described under “Other Potential Post-Employment Payments” below.

Summary Compensation Table

The following table sets forth the compensation for the last three fiscal years of our NEOs:

		Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
				(1)		(3)
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Stephen L. Wambold (2)	2016	700,000	—	632,566	—	29,180	1,361,746
Chief Executive Officer and President	2015	700,000	—	1,778,450	—	28,498	2,506,948
	2014	700,000	300,000	1,998,240	875,000	27,989	3,901,229

Alan C. Heitmann	2016	375,000	—	651,388	—	30,531	1,056,919
Executive Vice President and Chief Financial Officer; Treasurer	2015	298,593	250,000	671,820	—	33,230	1,253,643

Thomas M. Van Buren	2016	335,000	—	277,095	—	334,005	946,100
Executive Vice President, Ferrell North America and Midstream	2015	303,793	—	785,034	—	56,451	1,145,278

Julio E. Rios II	2016	500,000	—	932,000	—	16,629	1,448,629
Executive Vice President, Ferrellgas and Chief Executive Officer, Bridger Logistics LLC

Jeremy H. Gamboa	2016	400,000	—	932,000	—	15,302	1,347,302
Executive Vice President, Ferrellgas and Chief Operating Officer, Bridger Logistics LLC

(1)
See Note B – Summary of significant accounting policies (16) Stock-based plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 Compensation - Stock Compensation.

(2)	On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

(3)	All Other Compensation consisted of the following:

		ESOP Allocations	401(k) Plan Match	SSP Match	Other		Total All Other Compensation
Name	Year	($)	($)	($)	($)		($)
Stephen L. Wambold (4)	2016	18,553	5,254	5,373	—		29,180
	2015	16,890	6,702	4,906	—		28,498
	2014	16,324	3,535	8,130	—		27,989

Alan C. Heitmann	2016	18,553	1,969	10,009	—		30,531
	2015	16,890	11,336	5,004	—		33,230

Thomas M. Van Buren	2016	18,553	5,707	6,820	302,925	(5)	334,005
	2015	16,890	6,261	5,164	28,136	(6)	56,451

Julio E. Rios II	2016	9,994	6,635	—	—		16,629

Jeremy H. Gamboa	2016	9,994	5,308	—	—		15,302

(4)	On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

(5)	This amount primarily includes $296,250 for relocation costs and $3,653 for payment of personal financial, tax or legal advice.

(6)	This amount primarily includes $22,472 for relocation costs and $5,204 for payment of personal financial, tax or legal advice.

Grants of Plan-Based Awards

The following table lists information on our general partner’s grants of plan based awards to NEOs during the fiscal year ended July 31, 2016:

			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Award
Name		Grant Date	(#)	($/Share)	($)
Stephen L. Wambold (4)	(2)	10/31/2015	88,004	31.45	176,008
	(3)	10/31/2015	181,174	31.45	456,558

Alan C. Heitmann	(1)	10/31/2015	250,000	31.45	242,500
	(1)	7/31/2016	180,000	27.40	228,600
	(3)	7/31/2016	62,600	27.40	180,288

Thomas M. Van Buren	(1)	10/31/2015	250,000	31.45	242,500
	(3)	10/31/2015	13,728	31.45	34,595

Julio E. Rios II	(2)	6/17/2016	400,000	27.40	932,000

Jeremy H. Gamboa	(2)	6/17/2016	400,000	27.40	932,000

(1)	Grant vested immediately and expires in ten years.

(2)	Grant vests ratably over three years and expires in ten years.

(3)	Grant vests ratably over five years and expires in ten years.

(4)	On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

During fiscal 2016 there were no options awarded to our NEOs under the Ferrellgas Unit Option Plan.

Outstanding Equity Awards at Fiscal Year End

The following table lists information concerning our NEOs' outstanding equity awards under the Ferrell Companies Incentive Compensation Plan as of July 31, 2016.

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option
Name	(#) Exercisable	(#) Unexercisable		($)	Expiration Date
Stephen L. Wambold (22)	7,875	—	(3)	11.78	5/1/2019
	37,275	—	(4)	23.95	7/19/2021
	—	57,760	(6)	22.14	10/1/2021
	—	30,320	(7)	22.14	10/31/2021
	120	120	(9)	22.14	1/31/2022
	—	44,480	(11)	21.92	10/31/2022
	100	200	(12)	21.92	1/31/2023
	1	90,671	(8)	24.65	10/31/2023
	—	212,562	(14)	24.65	10/31/2023
	14,376	14,810	(10)	28.70	4/30/2024
	144	432	(15)	28.70	4/30/2024
	446,250	—	(1)	31.65	10/31/2024
	43,852	89,032	(11)	31.65	10/31/2024
	56,930	227,719	(17)	31.65	10/31/2024
	19,554	39,700	(13)	31.15	4/30/2025
	223	891	(18)	31.15	4/30/2025
	20,815	83,260	(19)	31.15	7/31/2025
	—	88,004	(14)	31.45	10/31/2025
	—	181,174	(20)	31.45	10/31/2025

Alan C. Heitmann	1,975	—	(4)	23.95	7/19/2021
	—	1,200	(6)	22.14	10/1/2021
	—	2,725	(9)	22.14	1/31/2022
	101,500	—	(1)	31.65	10/31/2024
	250,000	—	(2)	31.45	10/31/2025
	180,000	—	(5)	27.40	7/31/2026
	—	62,600	(21)	27.40	7/31/2026

Thomas M. Van Buren	—	1,200	(6)	22.14	10/1/2021
	—	5,120	(7)	22.14	10/31/2021
	—	19,224	(14)	24.65	10/31/2023
	75,000	—	(1)	31.65	10/31/2024
	7,400	29,600	(17)	31.65	10/31/2024
	3,746	14,982	(17)	31.65	10/31/2024
	250,000	—	(2)	31.45	10/31/2025
	—	13,728	(20)	31.45	10/31/2025

Julio E. Rios II	—	400,000	(16)	27.40	6/17/2026

Jeremy H. Gamboa	—	400,000	(16)	27.40	6/17/2026

(1)	These options were fully vested on 10/31/2014.

(2)	These options were fully vested on 10/31/2015.

(3)	These options were fully vested on 4/28/2016.

(4)	These options were fully vested on 7/17/2016.

(5)	These options were fully vested on 7/31/2016.

(6)	These options will be fully vested on 9/29/2016.

(7)	These options will be fully vested on 10/29/2016.

(8)	These options will be fully vested on 10/30/2016.

(9)	These options will be fully vested on 1/29/2017.

(10)	These options will be fully vested on 4/29/2017.

(11)	These options will be fully vested on 10/30/2017.

(12)	These options will be fully vested on 1/30/2018.

(13)	These options will be fully vested on 4/29/2018.

(14)	These options will be fully vested on 10/30/2018.

(15)	These options will be fully vested on 4/29/2019.

(16)	These options will be fully vested on 6/17/2019.

(17)	These options will be fully vested on 10/30/2019.

(18)	These options will be fully vested on 4/28/2020.

(19)	These options will be fully vested on 7/29/2020.

(20)	These options will be fully vested on 10/29/2020.

(21)	These options will be fully vested on 7/30/2021.

(22)	On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

Option Exercises

The following tables list information concerning our NEOs' equity awards that were exercised during the fiscal year ended July 31, 2016:

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Equity Based Awards Exercised	Value Realized on Exercise
Name	(#)	($)
Steven L. Wambold (1)	269,178	2,112,206
Alan C. Heitmann	312,600	798,227
Thomas M. Van Buren	263,728	188,984
Julio E. Rios II	—	—
Jeremy H. Gamboa	—	—

(1) On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

Ferrell Companies Unit Option Plan
Option Awards
	Number of Equity Based Awards Exercised	Value Realized on Exercise
Name	(#)	($)
Thomas M. Van Buren	5,800	24,070

Nonqualified Deferred Compensation

The following table lists information concerning our NEOs' nonqualified SSP account activity during the fiscal year ended July 31, 2016:

	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (2)
Name	($)	($)	($)	($)	($)
Stephen L. Wambold (3)	33,654	5,373	9,674	—	522,498
Alan C. Heitmann	54,087	10,009	6,193	—	489,556
Thomas M. Van Buren	12,885	6,820	4,542	—	108,587
Julio E. Rios II	—	—	—	—	—
Jeremy H. Gamboa	—	—	—	—	—

(1)	Amounts are included in the Summary Compensation Table above.

(2)	The portion of this amount representing registrant contributions made in years prior was previously reported as compensation to the NEO in the Summary Compensation Table for previous years.

(3)	On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

Other Potential Post-Employment Payments

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

Additionally, in the event of a termination of employment other than for Cause or from a termination for Good Reason, each as defined above, Messrs. Rios and Gamboa will also be entitled to: if either (A) the termination date occurs prior to the first anniversary of the closing date of Ferrellgas' acquisition of Bridger Logistics or (B) the termination date occurs on or after the first anniversary of the closing date of Ferrellgas' acquisition of Bridger Logistics and Bridger's financial results have been at least equal to the minimum results required for Messrs. Rios and Gamboa to be eligible for the Bridger Incentive Bonus, then a payment equal to 100% of the maximum level of the Bridger Incentive Bonus for the year in which the termination occurs, as well as any future year remaining in the term of the employment agreement.

The value of the cash severance payments under the employment agreements for all of the NEOs, at July 31, 2016 would have been:

NEO	Two times annual base salary ($)	Two times target bonus ($)
Stephen L. Wambold (1)	1,400,000	1,400,000
Alan C. Heitmann (2)	800,250	800,250
Thomas M. Van Buren	670,000	670,000
Julio E. Rios II	1,000,000	1,000,000
Jeremy H. Gamboa	800,000	800,000

(1) On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.
(2) Mr. Heitmann received a raise to $400,125 effective July 31, 2016.

Additionally, a change in control would cause each NEO's unvested SARs to become fully vested. At July 31, 2016, this would have resulted in a cash payment due to our NEOs as follows:

NEO	SAR payout at July 31, 2016 upon a change in control ($)
Stephen L. Wambold (1)	2,228,793
Alan C. Heitmann	251,109
Thomas M. Van Buren	109,099
Julio E. Rios II	360,000
Jeremy H. Gamboa	360,000

(1) On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner (the "Board") should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2016 was $55,000 per year. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member.

Our Chief Executive Officer formulates preliminary annual director fee and SAR awards recommendations for each Board member. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, Trenton D. Hampton utilizes publicly available board of director compensation data within our industry, as compiled by Mercer, to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package.

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

The following table sets forth the compensation for the last completed fiscal year of our Board.

		Fees Paid in Cash	Option Awards (6)	All Other Compensation	Total
Name		($)	($)	($)	($)
James E. Ferrell	(1)	200,000	—	—	200,000
David L. Starling	(2)	62,500	—	—	62,500
A. Andrew Levison	(3)	62,500	21,788	—	84,288
John R. Lowden	(3)	78,750	18,750	—	97,500
Michael F. Morrissey	(4)	80,000	21,270	—	101,270
Pamela A. Breuckmann	(2)	62,500	33,000	—	95,500
Stephen M. Clifford	(2)	40,625	116,500	—	157,125
Daniel G. Kaye	(5)	33,125	44,890	—	78,015

(1)	At July 31, 2016, this director had 324,740 SAR awards outstanding.

(2)	At July 31, 2016, this director had 50,000 SAR awards outstanding.

(3)	At July 31, 2016, this director had 95,000 SAR awards outstanding.

(4)	At July 31, 2016, this director had 115,000 SAR awards outstanding.

(5)	At July 31, 2016, this former director had 7,241 SAR awards outstanding

(6)
See Note B – Summary of significant accounting policies (16) Stock based plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 Compensation - Stock Compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of September 26, 2016, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;

•	persons that are directors, nominees or named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

Title of class	Name and address of beneficial owner	Units beneficially owned	Percentage of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	22,776,251	23.4

	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS 66210	4,763,475	4.9
	Stephen L. Wambold	150,000	*
	Alan C. Heitmann	15,960	*
	Thomas M. Van Buren	11,000	*
	Julio E. Rios II	1,104,737	1.1
	A. Andrew Levison	21,800	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	6,000	*
	Stephen M. Clifford	3,000	*
	Pamela A. Breuckmann	14,955	*
	David L. Starling	4,000	*
	Jeremy H. Gamboa	552,368	*

	All Directors and Executive Officers as a Group	6,702,295	6.9
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

The common units owned by the Employee Stock Ownership Trust at September 26, 2016 includes 22,529,361 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $260.7 million for fiscal 2016, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2016	Distributions paid during the year ended July 31, 2016 (in thousands)
Ferrell Companies (1)	22,529,361	$46,184
James E. Ferrell (2) (6)	4,763,475	9,764
FCI Trading Corp. (3)	195,686	400
Ferrell Propane, Inc. (4)	51,204	104
James H. Ballengee (5) (6)	4,771,447	13,449

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)
James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner. JEF Capital Management owns 4,758,859 of these common units and is wholly-owned by the James E. Ferrell Revocable Trust Two for which James E. Ferrell is the trustee and sole beneficiary. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

(3)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(4)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(5)
James H. Ballengee is the owner of Jamex Marketing, LLC, which is the record holder of these units. Prior to April 30, 2016, Jamex Marketing, LLC owned more than 5% of the outstanding common units. As of July 31, 2016, Jamex Marketing, LLC owned less than 5% of the outstanding common units. Refer to Item 1. "Business" for a description of a group of agreements executed with Jamex on September 1, 2016, including the purchase by Ferrellgas Partners of 0.9 million of Ferrellgas Partners' common units for approximately $16.9 million, as well as a description of the restrictions on the remaining Ferrellgas Partners common units owned by Jamex, and any cash distributions and proceeds received by Jamex in respect thereof.

(6)	Beneficially owned limited partner units are based on the most recent Schedule 13G, Schedule 13D or Section 16 SEC filing, or information provided by the beneficial owner.

During the period in which Jamex Marketing, LLC owned at least 5% of the outstanding common units, we entered into the following transactions: on November 13, 2015, we repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million; and, pursuant to the Jamex TLA, Bridger provided crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During fiscal 2016 and 2015, Ferrellgas' total revenues from Jamex were $62.6 million and $9.4 million, respectively. During 2016 and 2015, Ferrellgas' total cost of sales from Jamex were $3.4 million and $8.4 million, respectively. The amounts due from and to Jamex Marketing, LLC as of July 31, 2016 were $44.8 million and $0.0 million, respectively. The amounts due from and to Jamex Marketing, LLC as of July 31, 2015 were $4.8 million and $4.2 million, respectively.

During fiscal 2016, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $4.3 million.

On September 14, 2016, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $11.5 million, $0.1 million, $26 thousand, $2.4 million, and $0.5 million, respectively.

Certain Business Relationships

None.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Messrs. Levison, Lowden, Starling, Morrissey and Clifford, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules. On September 27, 2016, James E. Ferrell became Interim Chief Executive Officer and President, and as a result the Board determined that, as of such date, Ms. Breuckmann was no longer independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2016 and July 31, 2015 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2016	2015
Audit fees (1)	$1,580	$1,119
Audit-related fees (2)	20	403
Tax fees (3)	—	—
All other fees (4)	—	173
Total	$1,600	$1,695

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

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2016 and 2015, respectively, prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	September 28, 2016	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President; Chairman of the Board of Directors	9/28/2016
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/28/2016
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/28/2016
Stephen M. Clifford

/s/ A. Andrew Levison	Director	9/28/2016
A. Andrew Levison

/s/ John R. Lowden	Director	9/28/2016
John R. Lowden

/s/ Michael F. Morrissey	Director	9/28/2016
Michael F. Morrissey

/s/ David L. Starling	Director	9/28/2016
David L. Starling

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/28/2016
Alan C. Heitmann

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date:	September 28, 2016	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President (Principal Executive Officer); Chairman of the Board of Directors	9/28/2016
James E. Ferrell

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/28/2016
Alan C. Heitmann

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	September 28, 2016	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President; Chairman of the Board of Directors	9/28/2016
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/28/2016
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/28/2016
Stephen M. Clifford

/s/ A. Andrew Levison	Director	9/28/2016
A. Andrew Levison

/s/ John R. Lowden	Director	9/28/2016
John R. Lowden

/s/ Michael F. Morrissey	Director	9/28/2016
Michael F. Morrissey

/s/ David L. Starling	Director	9/28/2016
David L. Starling

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/28/2016
Alan C. Heitmann

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date:	September 28, 2016	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President (Principal Executive Officer); Chairman of the Board of Directors	9/28/2016
James E. Ferrell

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/28/2016
Alan C. Heitmann

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas Partners, L.P.
We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit), and cash flows for each of the three years in the period ended July 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing on page S-1. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Partnership adopted new accounting guidance in 2016 and 2015, related to the presentation of debt issuance costs.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of July 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 28, 2016

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
	July 31,
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$4,965	$7,652
Accounts and notes receivable (including $106,464 and $123,791 of accounts receivable pledged as collateral at 2016 and 2015, respectively, and net of allowance for doubtful accounts of $5,067 and $4,816 at 2016 and 2015, respectively)	149,583	196,918
Inventories	90,594	96,754
Prepaid expenses and other current assets	39,973	64,285
Total current assets	285,115	365,609

Property, plant and equipment, net	774,680	965,217
Goodwill	256,103	478,747
Intangible assets, net	280,185	580,043
Assets held for sale	780	—
Other assets, net	86,443	48,113
Total assets	$1,683,306	$2,437,729

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
Accounts payable	$67,928	$83,974
Short-term borrowings	101,291	75,319
Collateralized note payable	64,000	70,000
Other current liabilities	128,958	180,687
Total current liabilities	362,177	409,980

Long-term debt	1,941,335	1,778,065
Other liabilities	31,574	41,975
Contingencies and commitments (Note M)

Partners' capital (deficit):
Common unitholders (98,002,665 and 100,376,789 units outstanding at 2016 and 2015, respectively)	(570,754)	299,730
General partner unitholder (989,926 and 1,013,907 units outstanding at 2016 and 2015, respectively)	(65,835)	(57,042)
Accumulated other comprehensive loss	(10,468)	(38,934)
Total Ferrellgas Partners, L.P. partners' capital (deficit)	(647,057)	203,754
Noncontrolling interest	(4,723)	3,955
Total partners' capital (deficit)	(651,780)	207,709
Total liabilities and partners' capital	$1,683,306	$2,437,729
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	For the year ended July 31,
	2016	2015	2014

Revenues:
Propane and other gas liquids sales	$1,202,368	$1,657,016	$2,147,343
Midstream operations	625,238	107,189	7,435
Other	211,761	260,185	251,082
Total revenues	2,039,367	2,024,390	2,405,860

Costs and expenses:
Cost of sales - propane and other gas liquids sales	564,433	977,224	1,456,388
Cost of sales - midstream operations	471,234	76,590	1,970
Cost of sales - other	126,237	170,697	156,182
Operating expense	459,178	437,457	451,528
Depreciation and amortization expense	150,513	98,579	84,202
General and administrative expense	56,635	77,238	65,156
Equipment lease expense	28,833	24,273	17,745
Non-cash employee stock ownership plan compensation charge	27,595	24,713	21,789
Asset impairments	658,118	—	—
Loss on asset sales and disposal	30,835	7,099	6,486

Operating income (loss)	(534,244)	130,520	144,414

Interest expense	(137,937)	(100,396)	(86,502)
Loss on extinguishment of debt	—	—	(21,202)
Other income (expense), net	110	(350)	(479)

Earnings (loss) before income taxes	(672,071)	29,774	36,231

Income tax expense (benefit)	(36)	(315)	2,516

Net earnings (loss)	(672,035)	30,089	33,715

Net earnings (loss) attributable to noncontrolling interest	(6,620)	469	504

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(665,415)	29,620	33,211

Less: General partner's interest in net earnings (loss)	(6,654)	296	332
Common unitholders' interest in net earnings (loss)	$(658,761)	$29,324	$32,879

Basic and diluted net earnings (loss) per common unitholders' interest	$(6.68)	$0.35	$0.41

Cash distributions declared per common unit	$2.05	$2.00	$2.00
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	For the year ended July 31,
	2016	2015	2014

Net earnings (loss)	$(672,035)	$30,089	$33,715
Other comprehensive income (loss)
Change in value on risk management derivatives	1,789	(73,647)	14,592
Reclassification of gains and losses of derivatives to earnings	27,302	28,258	(10,175)
Foreign currency translation adjustment	—	(2)	(145)
Pension liability adjustment	(333)	(185)	258
Other comprehensive income (loss)	28,758	(45,576)	4,530
Comprehensive income (loss)	(643,277)	(15,487)	38,245
Less: comprehensive income (loss) attributable to noncontrolling interest	6,328	(8)	(550)
Comprehensive income (loss) attributable to Ferrellgas Partners, LP	$(636,949)	$(15,495)	$37,695
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)

	Number of units
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder	Accumulated other comprehensive income (loss)	Total Ferrellgas Partner, L.P. partners' capital (deficit)	Non-controlling interest	Total partners' capital (deficit)
Balance at July 31, 2013	79,072.8	798.7	$(28,931)	$(60,362)	$1,697	$(87,596)	$969	$(86,627)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	45,370	459		45,829	468	46,297
Distributions	—	—	(159,316)	(1,609)		(160,925)	(1,803)	(162,728)
Common units issued in connection with acquisitions	62.6	0.6	1,500	15		1,515	15	1,530
Exercise of common unit options	52.0	0.5	605	6		611	6	617
Common units issued in offering, net of issuance costs	2,040.8	20.7	50,000	505		50,505	515	51,020
Net earnings			32,879	332		33,211	504	33,715
Other comprehensive income					4,484	4,484	46	4,530

Balance at July 31, 2014	81,228.2	820.5	(57,893)	(60,654)	6,181	(112,366)	720	(111,646)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	49,681	502		50,183	512	50,695
Distributions	—	—	(165,433)	(1,672)		(167,105)	(6,139)	(173,244)
Common units issued in connection with acquisitions	11,334.2	114.5	262,952	2,656		265,608	31	265,639
Exercise of common unit options	5.8	0.1	91	1		92	—	92
Common units issued in offering, net of issuance costs	7,808.6	78.9	181,008	1,829		182,837	8,823	191,660
Net earnings			29,324	296		29,620	469	30,089
Other comprehensive income					(45,115)	(45,115)	(461)	(45,576)

Balance at July 31, 2015	100,376.8	1,014.0	299,730	(57,042)	(38,934)	203,754	3,955	207,709

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	36,181	365		36,546	373	36,919
Distributions	—	—	(202,118)	(2,042)		(204,160)	(2,723)	(206,883)
Common unit repurchases	(2,385.7)	(24.2)	(45,968)	(464)		(46,432)	—	(46,432)
Exercise of common unit options	11.6	0.1	182	2		184	—	184
Net loss			(658,761)	(6,654)		(665,415)	(6,620)	(672,035)
Other comprehensive loss					28,466	28,466	292	28,758

Balance at July 31, 2016	98,002.7	989.9	$(570,754)	$(65,835)	$(10,468)	$(647,057)	$(4,723)	$(651,780)
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$(672,035)	$30,089	$33,715
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	150,513	98,579	84,202
Non-cash employee stock ownership plan compensation charge	27,595	24,713	21,789
Non-cash stock and unit-based compensation charge	9,324	25,982	24,508
Asset impairments	658,118	—	—
Loss on asset sales and disposal	30,835	7,099	6,486
Loss on extinguishment of debt	—	—	6,526
Change in fair value of contingent consideration	(100)	(6,300)	5,000
Provision for doubtful accounts	1,703	3,419	3,419
Deferred tax expense (benefit)	(504)	270	88
Other	4,967	3,361	5,372
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	6,812	(1,739)	(48,087)
Inventories	5,788	49,050	(28,738)
Prepaid expenses and other current assets	17,961	(24,956)	(3,960)
Accounts payable	(14,924)	(1,547)	16,279
Accrued interest expense	(658)	5,099	(7,613)
Other current liabilities	(40,252)	10,754	8,579
Other assets and liabilities	9,184	(20,801)	(1,896)
Net cash provided by operating activities	194,327	203,072	125,669

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(15,144)	(641,427)	(162,004)
Capital expenditures	(117,518)	(72,481)	(52,572)
Proceeds from sale of assets	17,089	5,905	4,524
Other	(286)	(14)	(23)
Net cash used in investing activities	(115,859)	(708,017)	(210,075)

Cash flows from financing activities:
Distributions	(204,160)	(167,105)	(160,925)
Proceeds from increase in long-term debt	168,117	628,134	750,351
Payments on long-term debt	(14,959)	(119,457)	(569,841)
Net additions to short-term borrowings	25,972	5,800	19,465
Net additions to (reductions in) collateralized short-term borrowings	(6,000)	(21,000)	9,000
Cash paid for financing costs	(1,214)	(10,301)	(11,508)
Noncontrolling interest activity	(2,693)	2,684	(1,282)
Repurchase of common units (including fees of $34 for the year ended July 31, 2016)	(46,432)	—	—
Proceeds from exercise of common unit options	182	91	605
Proceeds from equity offering, net of issuance costs of $648 and $0 for the years ended July 31, 2015 and 2014, respectively	—	181,008	50,000
Cash contribution from general partner in connection with common unit issuances	32	4,456	511
Net cash provided by (used in) financing activities	(81,155)	504,310	86,376

Effect of exchange rate changes on cash	—	(2)	(145)

Increase (decrease) in cash and cash equivalents	(2,687)	(637)	1,825
Cash and cash equivalents - beginning of year	7,652	8,289	6,464
Cash and cash equivalents - end of year	$4,965	$7,652	$8,289
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of July 31, 2016, Ferrell Companies Inc. beneficially owns 22.8 million of Ferrellgas Partners’ outstanding common units and also owns 100% of Ferrellgas, Inc. Ferrellgas, Inc. (the "general partner") retains a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

•
Midstream operations consists of one reportable operating segment: crude oil logistics. The crude oil logistics segment ("Bridger") generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger's services include transportation through its operation of a fleet of trucks and tank trailers and railcars primarily servicing Texas, Louisiana, North Dakota, Pennsylvania, Colorado and Wyoming; pipeline services in North Dakota, Montana, Wyoming, New Mexico, Mississippi, Oklahoma and Texas; and crude oil purchase and sale in connection with pipeline management services.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, recoverability of long-lived assets, assumptions used to value business combinations, fair values of derivative contracts and stock-based compensation calculations.

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

(3)    Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2016	2015	2014
CASH PAID FOR:
Interest	$133,629	$91,783	$90,820
Income taxes	$777	$712	$816
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$262,952	$1,500
Liabilities incurred in connection with acquisitions	$2,126	$481	$4,312
Change in accruals for property, plant and equipment additions	$(1,122)	$498	$978

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

(7)    Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets or asset groups might not be recoverable. The recoverability tests for property, plant and equipment are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas management's plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

(8)    Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has five reporting units for goodwill impairment testing purposes. As of July 31, 2016, two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess. Ferrellgas completed its last annual goodwill impairment test on January 31, 2016 and did not incur an impairment loss.

(9)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets, non-compete agreements, permits, favorable lease arrangements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Ferrellgas tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas management's plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

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

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas’ risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of operations. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities”, or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Financial instruments not formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities”, or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in "Cost of sales - midstream operations" and "Operating expense" on the consolidated statements of operations.

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

Ferrellgas enters into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is recorded at fair value while the fair value of interest rate derivatives that are considered fair value hedges are classified as “Prepaid expenses and other current assets”, “Other assets, net”, Other current liabilities” or as “Other liabilities” on the consolidated balance sheets. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statements of operations.

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

(12)   Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense” in the consolidated statements of operations. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas are classified within “Equipment lease expense.”

See Note F – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(13)    Cost of sales: “Cost of sales – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas’ portable propane tanks. "Cost of sales - midstream operations" includes all costs incurred to purchase and transport crude oil, including the costs of terminaling and transporting crude oil prior to delivery to customers. “Cost of sales – other” primarily includes costs related to the sale of propane appliances and equipment.

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

(16)  Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)

The ICPs are not Ferrellgas stock-compensation plans; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2016, 2015 and 2014, the portion of the total non-cash compensation charge relating to the ICPs was $9.3 million, $25.6 million and $24.5 million, respectively.

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

(17)  Income taxes: Ferrellgas Partners is a publicly-traded master limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with three subsidiaries that are taxable corporations. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore subject to Federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Based on Ferrellgas’ calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, the accompanying consolidated financial statements of Ferrellgas Partners reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement and differences between Ferrellgas Partners' financial reporting year end and its calendar tax year end.

Income tax expense (benefit) consisted of the following:

	For the year ended July 31,
	2016	2015	2014
Current expense (benefit)	$468	$(585)	$2,428
Deferred expense (benefit)	(504)	270	88
Income tax expense (benefit)	$(36)	$(315)	$2,516

Deferred taxes consisted of the following:

	July 31,
	2016	2015
Deferred tax assets	$1,156	$724
Deferred tax liabilities	(4,085)	(4,157)
Net deferred tax liability	$(2,929)	$(3,433)

(18)    Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(19)    Net earnings (loss) per common unitholders’ interest:  Net earnings (loss) per common unitholders’ interest is computed by dividing “Net earnings (loss) attributable to Ferrellgas Partners, L.P.,” after deducting the general partner's 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note P – Net earnings (loss) per common unitholders’ interest – for further discussion about these calculations.

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

(21) Assets held for sale: Assets held for sale represent trucks that have met the criteria of “held for sale” accounting. During the first quarter of fiscal 2016, Ferrellgas committed to a plan to sell certain trucks held by the Midstream operations - crude oil logistics segment. These assets were reclassified from "Vehicles, including transport trailers" to Assets held for sale in the balance sheet as of October 31, 2015. Ferrellgas ceased depreciation on these assets during October 2015. Assets held for sale are recorded at the lower of the carrying amount or fair value less costs to sell. See Note F – Supplemental financial statement information – for further discussion of these held for sale assets.

(22) Debt issuance costs: In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. At July 31, 2016, we adopted this ASU, which requires certain debt issuance costs to be reported as a reduction to the carrying amount of the long-term debt. Ferrellgas has applied this ASU retrospectively to its July 31, 2015 consolidated balance sheet. Additionally, in August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance related to the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may still present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. Ferrellgas will continue to report such debt issuance costs as other assets. The following table compares the other asset and long-term debt balances as currently reported to the amounts that would have been reported under the old accounting standard. See Note I – Debt – for further discussion of debt issuance costs.

	July 31,
	2016		2015
	Current Standard	Previous Standard	Current Standard	Previous Standard
Other assets	86,443	109,618	48,113	74,440
Long-term debt	1,941,335	1,964,510	1,778,065	1,804,392

 (23)   New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-02
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which provides additional guidance on the consolidation of limited partnerships and on the evaluation of variable interest entities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-06
In September 2015, the FASB issued ASU 2015-06, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires all entities to record the effects on earnings, if any, of changes in provisional amounts for items in a business combination in the same period in which the adjustment amounts are determined. The requirement to retrospectively account for the adjustments is eliminated by this amendment. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2016-02
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

FASB Accounting Standard Update No. 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

C.    Asset impairments

First Quarter ended October 31, 2015

Goodwill impairment

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

Fourth Quarter ended July 31, 2016

During the year ended July 31, 2016, approximately 60% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owns a refinery in Trainer, Pennsylvania. Bridger is party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement has a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, Ferrellgas began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend Ferrellgas anticipates will continue into fiscal 2017 and beyond. This expected decline in future cash flows from operations constituted a triggering event in the fourth fiscal quarter of 2016 for its Midstream operations - crude oil logistics business, requiring impairment testing of indefinite-lived intangible assets, long-lived tangible and intangible assets within certain asset groups, and goodwill.

Tradename impairment

Upon applying the fair-value-based test to its Midstream operations - crude oil logistics segment indefinite-lived intangible asset, which consists of its tradename, Ferrellgas determined that the estimated fair value of the tradename as of July 31, 2016 was less than the carrying value, and as a result recorded an impairment charge of $7.4 million as of July 31, 2016. Ferrellgas estimated the fair value of the tradename using the relief from royalty method, which is an income approach. Critical assumptions included in the relief from royalty method include: (1) discounted future cash flows; (2) growth factors; (3) a discount rate; and (4) a long-term growth rate. The majority of these critical assumptions were unobservable, accordingly Ferrellgas' estimate of fair value of the tradename is considered to be Level 3 in the fair value hierarchy.

Long-lived asset impairment

Ferrellgas determined that multiple asset groups within the Midstream operations - crude oil logistics segment were not recoverable. Ferrellgas estimated the fair value of each of these asset groups and recorded impairment charges to the extent that fair value was less than the carrying value of the asset group. Impairment charges of $249.0 million related to customer relationships and non-compete agreements and $181.8 million related to property, plant and equipment are included in “Asset impairments” in the Consolidated Statement of Operations.
Fair value of the asset groups was determined using an income approach, which was comprised of multiple significant unobservable inputs including: (1) estimate of future cash flows; (2) the timing, success rate and capital required for certain organic growth projects; (3) the amount of capital expenditures required to maintain the existing cash flows; and (4) a terminal period growth rate equal to the expected rate of inflation. Accordingly, Ferrellgas' estimates of fair value of these asset groups are considered to be Level 3 in the fair value hierarchy.

Goodwill impairment

Ferrellgas concluded that the fair value of the Midstream operations - crude oil logistics reporting unit no longer exceeded its carrying value as of July 31, 2016. Upon applying the second step of the impairment test, Ferrellgas determined that the implied fair value of goodwill was zero, and accordingly we recorded an impairment charge of $190.6 million as of July 31, 2016, or all of the goodwill previously allocated to this reporting unit.

Ferrellgas used a discounted future cash flow model to estimate fair value of the reporting unit, which included multiple significant unobservable inputs, thus the estimate is considered to be Level 3 in the fair value hierarchy. Ferrellgas prepared various cash flow models involving certain potential scenarios and probability weighted these scenarios which included the following critical assumptions: (1) discounted future cash flows; (2) the timing, success rate and capital required for certain organic growth projects; (3) the amount of capital expenditures required to maintain the existing cash flows; and (4) a terminal period growth rate equal to the expected rate of inflation. In addition to these critical cash flow assumptions, a discount rate of 11.5% was applied to the various projected cash flow models.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of Ferrellgas' reporting units and the fair value of its indefinite-lived assets and long-lived assets, and are consistent with what management believes would be utilized by primary market participants.

D.    Business combinations

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of operations from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas' balance sheets or results of operations, except for Bridger as noted below.

Propane and related equipment sales

During fiscal 2016, Ferrellgas acquired propane distribution assets with an aggregate value of $6.6 million in the following transactions:

•	Gasco Energy Supply, LLC., based in Missouri, acquired December 2015;

•	Warren Energy Supply, Inc. based in Utah, acquired February 2016; and

•	Selphs Propane, Inc., based in Colorado, acquired June 2016.

During fiscal 2015, Ferrellgas acquired the propane distribution assets of Propane Advantage, LLC, based in Utah, with an aggregate value of $7.7 million.

During fiscal 2014, Ferrellgas acquired propane distribution assets with an aggregate value of $38.7 million in the following transactions:

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

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2016	2015	2014
Cash payments, net of cash acquired	$4,476	$4,250	$34,219
Issuance of liabilities and other costs and considerations	2,126	481	2,942
Common units, net of issuance costs	—	3,000	1,500
Aggregate fair value of transactions	$6,602	$7,731	$38,661

The aggregate fair values, for the acquisitions in propane and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2016	2015	2014
Working capital	$(249)	$233	$(919)
Customer tanks, buildings, land and other	3,625	236	14,519
Goodwill	—	—	2,922
Customer lists	2,962	6,569	19,480
Non-compete agreements	264	693	2,659
Aggregate fair value of net assets acquired	$6,602	$7,731	$38,661

The estimated fair values and useful lives of assets acquired during fiscal 2016 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2015 and 2014 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

Midstream operations - Crude oil logistics solutions and other

During fiscal 2016, Ferrellgas acquired the crude oil logistics assets of South C&C Trucking, LLC, based in Texas, with an aggregate value of $10.7 million. The aggregate fair values for this acquisition were allocated as follows: $(0.6) million of working capital, $9.2 million of plant, property, and equipment, $0.7 million of intangibles, and $1.4 million of goodwill.

On June 24, 2015, Ferrellgas acquired Bridger (based near Dallas, Texas) and formed a new midstream operation - crude oil logistics segment. Ferrellgas paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. Ferrellgas has incurred and charged to operating expenses, net $16.4 million of costs during the year ended July 31, 2015, related to the acquisition and transition of Bridger.

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

On the one year anniversary date of the Bridger acquisition, Ferrellgas completed the acquisition accounting for this acquisition. The following table summarizes the final calculation of the fair values of the assets acquired and liabilities assumed:

	June 24, 2016 (as adjusted)	July 31, 2015 (as initially reported)	Measurement period adjustments
Working capital	$(8,315)	$1,783	$(10,098)
Transportation equipment	293,491	293,491	—
Injection stations and pipelines	41,632	41,632	—
Goodwill	189,196	193,311	(4,115)
Customer relationships	277,224	261,811	15,413
Non-compete agreements	10,000	14,800	(4,800)
Trade names & trademarks	9,400	5,800	3,600
Office equipment	7,449	7,449	—
Other	2,375	2,375	—
Aggregate fair value of net assets acquired	$822,452	$822,452	$—

The following amounts from this acquisition were included in the operating results for the year ending July 31, 2015:

For the year ended July 31,
2015
Revenue	$81,512
Operating income	3,848

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

	For the year ended July 31,
	2015	2014
Revenue	$2,319,927	$2,583,680
Net earnings (loss)	(11,834)	4,388
Net earnings (loss) per common unitholders' interest	$(0.14)	$0.05

The unaudited pro forma consolidated data presented above has also been prepared as if the following transactions, which are described in Notes I and J to these consolidated financial statements, had been completed on August 1, 2013:

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

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2016	2015	2014
Cash payments. net of cash acquired	$—	$74,677	$127,785
Issuance of liabilities and other costs and considerations	—	—	2,555
Aggregate fair value of transactions	$—	$74,677	$130,340

The aggregate fair values for these acquisitions were allocated as follows:

	For the year ended July 31,
	2016	2015	2014
Working capital	$—	$1,155	$490
Customer tanks, buildings, land and other	—	1,704	622
Salt water disposal wells	—	10,705	24,288
Goodwill	—	12,359	16,957
Customer relationships	—	38,846	64,000
Non-compete agreements	—	3,639	13,300
Permits and favorable lease arrangements	—	6,269	10,683
Aggregate fair value of net assets acquired	$—	$74,677	$130,340
The acquisition of Sable included contingent consideration which requires Ferrellgas to pay the former owners of Sable a multiple for earnings in excess of certain EBITDA targets for each of the first two years following the acquisition date. At the date of acquisition, the potential undiscounted amount of all future payments that Ferrellgas could be required to make under the contingent consideration arrangement was between $0 and $2.0 million based upon management's estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded at the date of acquisition. See further discussion of the determination of the fair value of the contingent consideration at Note K - Fair Value Measurements.

E.    Quarterly distributions of available cash

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

See Note S - Subsequent Events for additional disclosures related to Ferrellgas' ability to make quarterly cash distributions.

F.    Supplemental financial statement information

Inventories consist of the following:

	2016	2015
Propane gas and related products	$59,726	$68,731
Crude oil	4,642	—
Appliances, parts and supplies	26,226	28,023
Inventories	$90,594	$96,754

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms generally up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2016, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 96.9 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2016	2015
Land	Indefinite	$35,309	$34,389
Land improvements	2-20	14,097	13,249
Buildings and improvements	20	73,021	71,923
Vehicles, including transport trailers	8-20	122,691	228,646
Bulk equipment and district facilities	5-30	104,428	111,657
Tanks, cylinders and customer equipment	2-30	767,234	772,904
Salt water disposal wells and related equipment	2-30	57,695	38,460
Rail cars	30	92,980	150,235
Injection stations	20	13,130	37,619
Pipeline	15	1,663	4,074
Computer and office equipment	2-5	122,304	123,386
Construction in progress	n/a	10,481	16,841
		1,415,033	1,603,383
Less: accumulated depreciation		640,353	638,166
Property, plant and equipment, net		$774,680	$965,217

As of July 31, 2016, property, plant and equipment amounts are net of impairment losses of $181.8 million. See Note C. Asset impairments for additional disclosures regarding these impairments.

Depreciation expense totaled $85.8 million, $61.3 million and $58.3 million for fiscal 2016, 2015 and 2014, respectively.

Other assets, net consist of the following:

	2016	2015
Jamex receivable, net	$39,760	$—
Other	46,683	48,113
Other assets, net	$86,443	$48,113

At July 31, 2016, management determined a that a significant portion of the trade accounts receivable balance with Jamex should be considered noncurrent and accordingly, $39.8 million of this trade accounts receivable was reclassified from "Accounts and notes receivable, net" to "Other assets, net". The Jamex trade receivable was converted into a secured promissory note on September 1, 2016. See Note S – Subsequent events – for further discussion of this promissory note.

Other current liabilities consist of the following:

	2016	2015
Accrued interest	$16,623	$17,281
Accrued payroll	13,438	17,485
Customer deposits and advances	27,391	28,792
Price risk management liabilities	18,401	31,450
Other	53,105	85,679
Other current liabilities	$128,958	$180,687

 Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2016	2015	2014
Operating expense	$167,980	$174,105	$190,999
Depreciation and amortization expense	4,282	5,127	5,829
Equipment lease expense	25,967	22,667	15,807
	$198,229	$201,899	$212,635

During the three month period ended October 31, 2015, Ferrellgas committed to a plan to dispose of certain assets in its Midstream operations - crude oil logistics segment. As of October 31, 2015, this plan resulted in 69 trucks sold and 136 trucks reclassified from "Vehicles, including transport trailers" to Assets held for sale. The held for sale assets were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included significant unobservable inputs (Level 3 fair value). Subsequent to October 31, 2015, 65 of these trucks were sold, 59 were repurposed and reclassified to property, plant, and equipment as held for use within other Ferrellgas businesses, which constitutes a change in plan, and 12 trucks remain classified as held for sale assets as of July 31, 2016. Loss on asset sales and disposal during the year ended July 31, 2016 consists of:

	For the year ended July 31,
	2016	2015	2014
Loss on assets held for sale	$12,112	$—	$—
Loss on sale of assets held for sale	1,698	—	—
Loss on sale of assets and other	17,025	7,099	6,486
Loss on asset sales and disposal	$30,835	$7,099	$6,486

G.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2016	2015
Accounts receivable pledged as collateral	$106,464	$123,791
Accounts receivable	48,148	77,636
Other	38	307
Less: Allowance for doubtful accounts	(5,067)	(4,816)
Accounts and notes receivable, net	$149,583	$196,918

During July 2016, Ferrellgas executed an amendment to its accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This accounts receivable securitization facility has up to $225.0 million of capacity and matures on July 29, 2019. As part of this facility, Ferrellgas, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January and February $175.0 million during the months of March, April, November and December and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. At July 31, 2016, $106.5 million of trade accounts receivable were pledged as collateral against $64.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2015, $123.8 million of trade accounts receivable were pledged as collateral against $70.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas. Ferrellgas does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2016, Ferrellgas had received cash proceeds of $64.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2015, Ferrellgas had received cash proceeds of $70.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.0% and 2.3% as of July 31, 2016 and 2015, respectively.

On September 27, 2016, Ferrellgas entered into a fourth amendment to our accounts receivable securitization facility pursuant to which the leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

H.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2016			July 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net (a)	$256,103	$—	$256,103	$478,747	$—	$478,747

Intangible assets, net
Amortized intangible assets
Customer related (b)	$554,030	$(372,342)	$181,688	$807,122	$(349,719)	$457,403
Non-compete agreements (c)	39,487	(23,384)	16,103	53,711	(18,730)	34,981
Permits and favorable lease arrangements	17,225	(2,335)	14,890	16,952	(1,173)	15,779
Other	9,301	(6,210)	3,091	9,182	(5,497)	3,685
	620,043	(404,271)	215,772	886,967	(375,119)	511,848

Unamortized intangible assets
Trade names & trademarks (d)	64,413	—	64,413	68,195	—	68,195
Total intangible assets, net	$684,456	$(404,271)	$280,185	$955,162	$(375,119)	$580,043

(a) Net of impairment losses of $219.9 million recorded during the year ended July 31, 2016.
(b) Net of impairment losses of $242.0 million recorded during the year ended July 31, 2016.
(c) Net of impairment losses of $7.0 million recorded during the year ended July 31, 2016.
(d) Net of impairment losses of $7.4 million recorded during the year ended July 31, 2016.

See Note C. Asset impairments for additional disclosures regarding these impairments.

Changes in the carrying amount of goodwill, by operating segment, are as follows:

	Propane and related equipment sales	Midstream operations - water solutions (a)	Midstream operations - crude oil logistics	Total
Balance July 31, 2014	$256,253	$16,957	$—	$273,210
Acquisitions	—	12,359	193,311	205,670
Other	(133)	—	—	(133)
Balance July 31, 2015	256,120	29,316	193,311	478,747
Acquisitions	—	—	1,358	1,358
Measurement period adjustments	$—	$—	(4,115)	(4,115)
Dispositions	(17)	—	—	(17)
Impairment	—	(29,316)	(190,554)	(219,870)
Balance July 31, 2016	$256,103	$—	$—	$256,103

(a) Due to the relative immateriality of current and anticipated future results, our water solutions business is no longer considered a reportable segment.

Customer related intangible assets have estimated lives of 10 to 15 years, permits and favorable lease arrangements have estimated lives of 15 years while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles, permits and favorable lease arrangements non-compete agreements and other intangibles carry a weighted average life of 11, 13, six years and four years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2016	$61,970
2015	34,585
2014	23,490

Estimated amortization expense:
For the year ended July 31,
2017	$31,823
2018	29,778
2019	26,508
2020	20,487
2021	18,767

I.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2016 and 2015, $101.3 million and $75.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2016	2015
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (4)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $4,008 and $4,906 at 2016 and 2015, respectively (3)	479,008	479,906
Fixed rate, 8.625%, due 2020 (2)	182,000	182,000
Fair value adjustments related to interest rate swaps	5,830	876

Secured credit facility
Variable interest rate, expiring October 2018 (net of $101.3 million and $75.3 million classified as short-term borrowings at July 31, 2016 and 2015, respectively)	293,109	136,081

Notes payable
11.8% and 9.5% weighted average interest rate at July 31, 2016 and 2015, respectively, due 2016 to 2022, net of unamortized discount of $1,566 and $1,914 at July 31, 2016 and 2015, respectively	8,484	9,181
Total debt, excluding unamortized debt issuance costs	1,968,431	1,808,044
Unamortized debt issuance costs	(23,175)	(26,327)
Less: current portion, included in other current liabilities on the consolidated balance sheets	3,921	3,652
Long-term debt	$1,941,335	$1,778,065

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

Ferrellgas has retrospectively presented its unamortized debt issuance costs as a direct deduction from the current value of its debt. As of July 31, 2015, unamortized debt issuance costs of $26.3 million that were previously presented as an asset on Ferrellgas' balance sheets were reclassified to long-term debt.

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

During January 2016, Ferrellgas executed a commitment increase supplement to its secured credit facility that increased the size of this facility from $600.0 million to $700.0 million. The commitment increase supplement did not change the interest rate or maturity date of the secured credit facility which remains at October, 2018.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

Ferrellgas' secured credit facility requires the operating partnership to maintain a leverage ratio of no more than 5.5x. Ferrellgas' leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in Ferrellgas' secured credit facility. Ferrellgas' leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on Ferrellgas' current internal forecast we believe it is likely its leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, Ferrellgas entered into a fifth amendment to our secured credit facility pursuant to which the leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement Ferrellgas is embarking on a strategy to reduce its debt. This strategy may include a reduction in Ferrellgas' annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but Ferrellgas' board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. Ferrellgas believes that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until its leverage ratio reaches a level that Ferrellgas deems appropriate for its business.

As of July 31, 2016, Ferrellgas had total borrowings outstanding under its secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt. As of July 31, 2015, Ferrellgas had total borrowings outstanding under its secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt.

Borrowings outstanding at July 31, 2016 and 2015 under the secured credit facility had a weighted average interest rate of 3.7% and 3.5%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75% (as of July 31, 2016 and 2015, the margin was 1.75% and 1.50%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2016 and 2015, the margin was 2.75% and 2.50%, respectively).

As of July 31, 2016, the federal funds rate and Bank of America’s prime rate were 0.40% and 3.50%, respectively. As of July 31, 2015, the federal funds rate and Bank of America’s prime rate were 0.14% and 3.25%, respectively. As of July 31, 2016, the one-month and three-month Eurodollar Rates were 0.48% and 0.68%, respectively. As of July 31, 2015, the one-month and three-month Eurodollar Rates were 0.19% and 0.33%, respectively.

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

Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2016, Ferrellgas had available letter of credit remaining capacity of $113.7 million. At July 31, 2015, Ferrellgas had available letter of credit remaining capacity of $138.8 million. Ferrellgas incurred commitment fees of $1.4 million, $1.5 million and $1.2 million in fiscal 2016, 2015 and 2014, respectively.

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

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. The only restriction that prohibits the operating partnership from making cash distributions, advances or loans of the minimum quarterly distribution is if a default or event of default exists or would exist upon making such distribution, advances or loans, or if the operating partnership fails to meet certain coverage tests. As of July 31, 2016, the operating partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements. As of July 31, 2016, the operating partnership had no restricted net assets. Other than the senior notes and the credit facility agreement, there are no other agreements which restrict Ferrellgas' subsidiaries ability to transfer funds to Ferrellgas in the form of cash dividends, loans or advances.

See Note S - Subsequent events for disclosure related to an amendment obtained by Ferrellgas on September 27, 2016.

The scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2017	$3,921
2018	2,379
2019	294,914
2020	182,960
2021	500,810
Thereafter	975,175
Total	$1,960,159

J.  Partners' capital (deficit)

As of July 31, 2016 and 2015, limited partner units were beneficially owned by the following:

	2016	2015
Public common unitholders (1)	65,691,492	63,294,168
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475
James H. Ballengee (6) (7)	4,771,447	9,542,895

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”

(2)
Ferrell Companies is the owner of the general partner and a 23.0% direct owner of Ferrellgas Partner’s common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.2%.

(3)	FCI Trading is an affiliate of the general partner and thus a related party.

(4)	Ferrell Propane is controlled by the general partner and thus a related party.

(5)
James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 4,758,859 of these common units and is wholly-owned by the James E. Ferrell Revocable Trust Two for which James E. Ferrell is the trustee and sole beneficiary. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

(6)
Jamex Marketing, LLC is the unitholder of record of these common units. Refer to Note S. - Subsequent events, for a description of group of agreements executed with Jamex on September 1, 2016, including the purchase by Ferrellgas Partners of 0.9 million of Ferrellgas Partners' common units for approximately $16.9 million, as well as a description of the restrictions on the remaining Ferrellgas Partners common units owned by Jamex, and any cash distributions and proceeds received by Jamex in respect thereof.

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

Partnership distributions paid by Ferrellgas Partners

	For the year ended July 31,
	2016	2015	2014
Public common unitholders	$132,217	$111,163	$107,164
Ferrell Companies	46,184	45,059	42,939
FCI Trading Corp.	400	392	392
Ferrell Propane, Inc.	104	104	104
James E. Ferrell	9,764	8,717	8,717
James Ballengee	13,449	—	—
General partner	2,042	1,670	1,609
	$204,160	$167,105	$160,925

On August 26, 2016, Ferrellgas Partners declared a cash distribution of $0.5125 per common unit for the three months ended July 31, 2016, which was paid on September 14, 2016. Included in this cash distribution were the following amounts paid to related parties:

Ferrell Companies	$11,546
FCI Trading Corp.	100
Ferrell Propane, Inc.	26
James E. Ferrell	2,441
James H. Ballengee	2,010
General partner	503

See additional discussions about transactions with related parties in Note M – Transactions with related parties.

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

During fiscal 2014, Ferrellgas, entered into an agreement with the former owners of Sable relating to a non-brokered registered direct offering of 2.0 million common units. Net proceeds of $50.0 million were used to reduce outstanding indebtedness under Ferrellgas’ secured credit facility initially used to fund the Sable acquisition.

During fiscal 2014 Ferrellgas issued 0.1 million common units valued at $1.5 million in connection with acquisitions of propane distribution assets.

Common unit repurchases

During November, 2015, Ferrellgas repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million. See Note M – Transactions with related parties – for additional disclosure about this transaction.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

See Note L – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2016 and 2015.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2016, the general partner made non-cash contributions of $0.7 million to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2015, the general partner made cash contributions of $13.3 million and non-cash contributions of $1.0 million to Ferrellgas to maintain its effective 2% general partner interest.

K.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2016 and 2015:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$5,830	$—	$5,830
Commodity derivatives	$—	$8,241	$—	$8,241
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,553)	$—	$(3,553)
Commodity derivatives	$—	$(17,689)	$—	$(17,689)

July 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,828	$—	$1,828
Commodity derivatives	$—	$4,655	$—	$4,655
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,748)	$—	$(4,748)
Commodity derivatives	$—	$(42,375)	$—	$(42,375)
Contingent consideration	$—	$—	$(100)	$(100)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended July 31, 2016, 2015 and 2014:

Contingent consideration liability
Balance at July 31, 2014	$6,400
Increase in fair value related to accretion	400
Change in fair value included in earnings	(6,700)
Balance at July 31, 2015	100
Increase in fair value related to accretion	—
Change in fair value included in earnings	(100)
Balance at July 31, 2016	$—

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount of the Jamex trade receivable, a financial instrument classified in "Other assets, net" on the consolidated balance sheet, also approximates the fair value based on its conversion to a note receivable on September 1, 2016, which bears a market interest rate. At July 31, 2016 and July 31, 2015, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,920.1 million and $1,889.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas' consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

At July 31, 2016, Ferrellgas had receivables from Jamex totaling $44.8 million. As described in Note S. Subsequent events, as well as elsewhere in this Annual Report on Form 10-K, on September 1, 2016, Ferrellgas entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA, including the $44.8 million owed to Ferrellgas on July 31, 2016. The Jamex Secured Promissory Note is guaranteed pursuant to a guaranty agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and fully guaranteed by the other Jamex entities. The obligations of Jamex and the other Jamex entities are secured by a lien on certain of those entities’ assets, including the remaining 3.9 million Ferrellgas Partners, L.P. common units owned by those entities as of September 2, 2016, and any cash distributions and proceeds in respect thereof, which are to be held in a controlled account that can be seized by Ferrellgas in the event of default.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

L.  Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. All other commodity derivative instruments do not qualify or are not designated as cash flow hedges, therefore, the change in their fair value are recorded currently in earnings. Ferrellgas also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates, which is discussed in Note I - Debt. Additional information related to derivatives is provided in Note B – Summary of significant accounting policies.

Derivative instruments and hedging activity

During the year ended July 31, 2016, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges. During the year ended July 31, 2015, Ferrellgas recognized a $0.2 million loss related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2016 and 2015:

	July 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,263	Other current liabilities	$10,184
Commodity derivatives-propane	Other assets, net	3,056	Other liabilities	1,597
Interest rate swap agreements	Prepaid expenses and other current assets	1,654	Other current liabilities	2,309
Interest rate swap agreements	Other assets, net	4,176	Other liabilities	1,244
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,996
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	—
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,922	Other current liabilities	1,912
	Total	$14,071	Total	$21,242

	July 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$3,614	Other current liabilities	$27,929
Commodity derivatives-propane	Other assets, net	1,041	Other liabilities	12,034
Interest rate swap agreements	Prepaid expenses and other current assets	1,828	Other current liabilities	2,241
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,507
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	1,280
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	1,132
	Total	$6,483	Total	$47,123

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of July 31, 2016 and July 31, 2015, respectively:

	July 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expense and other current assets	$8,252	Other current liabilities	$—
	Other assets, net	1,275	Other liabilities	—
		$9,527		$—

	July 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expense and other current assets	$18,009	Other current liabilities	$15
	Other assets, net	11,786	Other liabilities	—
		$29,795		$15

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2016, 2015 and 2014 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative			Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,			For the year ended July 31,
		2016	2015	2014	2016	2015	2014
Interest rate swap agreements	Interest expense	$1,919	$1,892	$2,520	$(9,100)	$(9,100)	$(11,985)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2016, 2015 and 2014 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2016
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$4,409	Cost of product sold- propane and other gas liquids sales	$(24,438)	$—
Interest rate swap agreements	(2,620)	Interest expense	(2,864)	—
	$1,789		$(27,302)	$—

	For the year ended July 31, 2015
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(70,291)	Cost of product sold- propane and other gas liquids sales	$(28,059)	$—
Interest rate swap agreements	(3,356)	Interest expense	—	(199)
	$(73,647)		$(28,059)	$(199)

	For the year ended July 31, 2014
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$15,473	Cost of product sold- propane and other gas liquids sales	$10,175	$—
Interest rate swap agreements	(881)	Interest expense	—	—
	$14,592		$10,175	$—

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the year ended July 31, 2016 and 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the year ended July 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$1,084	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(4,351)	Operating expense

	For the year ended July 31, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - vehicle fuel	$(2,412)	Operating expense

There was no effect on Ferrellgas' consolidated statement of comprehensive income for the year ended July 31, 2014 due to the change in fair value of derivatives not designated as hedging instruments.

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2016, 2015 and 2014 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2016	2015	2014
Beginning balance	$(38,906)	$6,483	$2,066
Change in value on risk management commodity derivatives	4,409	(70,291)	15,473
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales, net	24,438	28,059	(10,175)
Change in value on risk management interest rate derivatives	(2,620)	(3,356)	(881)
Reclassification of gains and losses on interest rate hedges to interest expense	2,864	199	—
Ending balance	$(9,815)	$(38,906)	$6,483

Ferrellgas expects to reclassify net losses of approximately $7.9 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2016, 2015 and 2014, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2016, Ferrellgas had financial derivative contracts covering 2.7 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of July 31, 2016, Ferrellgas had financial derivative contracts covering 0.1 million barrels of diesel and 28 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of July 31, 2016, Ferrellgas had financial derivative contracts covering 0.3 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. Based upon the gross fair values of the derivative financial instruments, the largest exposure Ferrellgas has with a single counterparty as of July 31, 2016 is $1.2 million.

The operating partnership holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the its debt rating. As of July 31, 2016, a downgrade in the Partnership’s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on July 31, 2016 and the operating partnership had posted no collateral in the normal course of business related to such derivatives.

M.    Transactions with related parties

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf and are reported in the consolidated statements of operations as follows:

	For the year ended July 31,
	2016	2015	2014
Operating expense	$230,437	$217,742	$216,657

General and administrative expense	$30,239	$27,278	$32,119

During the period in which Jamex Marketing, LLC owned at least 5% of the outstanding common units, we entered into the following transactions: on November 13, 2015, we repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million; and, pursuant to the Jamex TLA, Bridger provided crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During 2016 and 2015, Ferrellgas' total revenues from Jamex was $62.6 million and $9.4 million, respectively. During 2016 and 2015, Ferrellgas' total cost of sales from Jamex was $3.4 million and $8.4 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2016 were $44.8 million and $0.0 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2015 were $4.8 million and $4.2 million, respectively.

See additional discussions about transactions with the general partner and related parties in Note J – Partners’ capital (deficit).

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

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  Ferrellgas has prevailed at the trial court on a motion to dismiss those claims. The Plaintiffs have appealed and Ferrellgas intends to vigorously defend itself against the appeal. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as senior notes and its secured credit facility. See Note I – Debt – for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.6 million as of July 31, 2016. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $7.9 million as of July 31, 2016. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2016:

	Future minimum rental and buyout amounts by fiscal year
	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations	$54,842	$36,789	$28,260	$21,603	$16,689	$21,471

Operating lease buyouts	$3,197	$3,444	$3,521	$2,693	$3,326	$9,818

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2026. Rental expense under these leases totaled $49.2 million, $45.0 million and $35.6 million for fiscal 2016, 2015 and 2014, respectively.

O.    Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of operations and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $27.6 million, $24.7 million and $21.8 million during fiscal 2016, 2015 and 2014, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2016, 2015 and 2014 were $4.0 million, $3.9 million and $3.6 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2016, 2015 and 2014, other comprehensive income and other liabilities were adjusted by $0.3 million, $(0.2) million and $0.3 million, respectively.

P.    Net earnings (loss) per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the consolidated statements of operations for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. Due to the seasonality of Ferrellgas' business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows.

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was not a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders’ interest for fiscal 2016, 2015 and 2014.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the year ended July 31,
	2016	2015	2014
Common unitholders’ interest in net earnings (loss)	$(658,761)	$29,324	$32,879

Weighted average common units outstanding (in thousands)	98,682.8	84,646.2	79,651.1

Dilutive securities	—	6.7	20.6

Weighted average common units outstanding plus dilutive securities	98,682.8	84,652.9	79,671.7

Basic and diluted net earnings (loss) per common unitholders’ interest	$(6.68)	$0.35	$0.41

Q.    Segment reporting
Ferrellgas has two primary operations: propane and related equipment sales and midstream operations. These two operations result in two reportable operating segments: propane and related equipment sales and midstream operations - crude oil logistics.
During June 2015, subsequent to an acquisition, Ferrellgas formed a new midstream operation - crude oil logistics segment.
The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings (loss) before income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss sale of assets and disposal, other income (expense), net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses, unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments and net earnings (loss) attributable to noncontrolling interests. This performance measure is not a GAAP measure, however the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings attributable to Ferrellgas Partners L.P., which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
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

Until April 2016, Ferrellgas utilized a structure that included three reportable segments resulting from the Bridger Logistics Acquisition completed in June 2015 and the Sable acquisition completed in May 2014. Following April 2016, Ferrellgas utilized a structure that included two reportable segments which includes propane and related equipment sales segment and the midstream operations - crude oil logistics segment. The results from midstream operations - water solutions segment, which is no longer considered a reportable segment, is now reported within Corporate and other.

Following is a summary of segment information for the years ended July 31, 2016, 2015 and 2014.

	Year Ended July 31, 2016
	Propane and related equipment sales	Midstream Operations - Crude Oil Logistics	Corporate and other	Eliminations	Total

Segment revenues	$1,414,129	$611,558	$15.875	$(2,195)	$2,039,367
Direct costs (1)	1,127,382	503,257	65,543	(1,545)	1,694,637
Adjusted EBITDA	$286,747	$108,301	$(49,668)	$(650)	$344,730

	Year Ended July 31, 2015
	Propane and related equipment sales	Midstream Operations - Crude Oil Logistics	Corporate and other	Eliminations	Total

Segment revenues	$1,917,201	$81,512	$25,677	$—	$2,024,390
Direct costs (1)	1,591,404	72,929	59,873	—	1,724,206
Adjusted EBITDA	$325,797	$8,583	$(34,196)	$—	$300,184

	Year Ended July 31, 2014
	Propane and related equipment sales	Midstream Operations - Crude Oil Logistics	Corporate and other	Eliminations	Total

Segment revenues	$2,398,425	$—	$7,435	$—	$2,405,860
Direct costs (1)	2,067,133	—	50,579	—	2,117,712
Adjusted EBITDA	$331,292	$—	$(43,144)	$—	$288,148

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of sales-other", "cost of sales-midstream operations", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock compensation charge", "asset impairments", "change in fair value of contingent consideration", "litigation accrual and related legal fees associated with a class action lawsuit", "acquisition and transition expenses" and "unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas' total segment performance measure to consolidated net earnings:

	Year Ended July 31,
	2016	2015
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(665,415)	$29,620
Income tax benefit	(36)	(315)
Interest expense	137,937	100,396
Depreciation and amortization expense	150,513	98,579
EBITDA	(377,001)	228,280
Non-cash employee stock ownership plan compensation charge	27,595	24,713
Non-cash stock-based compensation charge	9,324	25,982
Asset impairments	658,118	—
Loss on asset sales and disposals	30,835	7,099
Other (income) expense, net	(110)	350
Change in fair value of contingent consideration	(100)	(6,300)
Severance costs	1,453	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	806
Acquisition and transition expenses	99	16,373
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	1,137	2,412
Net earnings (loss) attributable to noncontrolling interest	(6,620)	469
Adjusted EBITDA	$344,730	$300,184

Following are total assets by segment:

	July 31,	July 31,
	2016	2015
Assets
Propane and related equipment sales	$1,202,214	$1,295,831
Midstream operations - crude oil logistics	275,303	917,325
Corporate and other	205,789	224,573
Total consolidated assets	$1,683,306	$2,437,729

Following are capital expenditures by segment (unaudited):

	Year Ended July 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate and other	Total

Capital expenditures:
Maintenance	$13,487	$71	$3,319	$16,877
Growth	32,906	52,401	10,751	96,058
Total	$46,393	$52,472	$14,070	$112,935

	Year Ended July 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate & other	Total

Capital expenditures:
Maintenance	$16,020	$—	$3,429	$19,449
Growth	36,958	64	13,366	50,388
Total	$52,978	$64	$16,795	$69,837

R.    Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments, with the exception of those items indicated below), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution business, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales, Net earnings (loss) attributable to Ferrellgas Partners and common unitholders’ interest in net earnings (loss) are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of basic and diluted net earnings (loss) per common unitholders’ interest by quarter may not equal the basic and diluted net earnings (loss) per common unitholders’ interest for the year due to variations in the weighted average units outstanding used in computing such amounts.

For the year ended July 31, 2016	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$471,146	$649,238	$509,472	$409,511
Gross margin from propane and other gas liquids sales (a)	123,550	202,027	186,668	125,690
Gross margin from midstream operations (b)	40,066	39,890	33,572	40,476
Net earnings (loss) (c)	(80,566)	57,755	18,918	(668,142)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(79,793)	57,127	18,685	(661,434)
Common unitholders’ interest in net earnings (loss)	(78,995)	56,556	18,498	(654,820)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.79)	$0.58	$0.19	$(6.68)

For the year ended July 31, 2015	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$443,355	$665,973	$532,551	$382,511
Gross margin from propane and other gas liquids sales (a)	129,547	230,175	191,983	128,087
Gross margin from midstream operations (b)	5,948	4,934	3,416	16,301
Net earnings (loss)	(33,169)	86,371	36,220	(59,333)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(32,875)	85,458	35,812	(58,775)
Common unitholders’ interest in net earnings (loss)	(32,546)	84,603	35,454	(58,187)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.40)	$0.89	$0.43	$(0.64)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”

(b)	Gross margin from "Midstream operations" represents "Revenues - midstream operations" less "Cost of sales - midstream operations."

(c)	Includes asset impairment charges of $29.3 million and $628.8 million in the first and fourth quarters of fiscal 2016, respectively.

S.  Subsequent events

Termination of Bridger agreement with Jamex Marketing, LLC

In connection with the closing of our acquisition of Bridger in June 2015, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer.

As a result of concerns regarding the collectability of amounts owed to Bridger from Jamex under the Jamex TLA and certain other matters between Bridger and Jamex as further described in Note C - Asset impairments, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas purchasing certain Ferrellgas common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future.

On September 1, 2016, Bridger and Ferrellgas entered into a Termination, Settlement and Release Agreement (the “Jamex Termination Agreement”) with Jamex, certain of Jamex's affiliates, and James Ballengee (the owner of Jamex) pursuant to which:

(1)
Jamex agreed to execute and deliver a secured promissory note in favor of Bridger in original principal amount of $49.5 million (the "Jamex Secured Promissory Note") in satisfaction of all obligations owed to Bridger under the Jamex TLA;

(2)
Mr. Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee, executed and delivered a joint guarantee of the Jamex Secured Promissory Note obligations up to a maximum aggregate amount of $20.0 million;

(3)
The operating partnership agreed to provide Jamex with a $5.0 million revolving secured working capital facility evidenced by a revolving promissory note (the “Jamex Revolving Promissory Note” and, together with the Jamex Secured Promissory Note, the “Jamex Notes”);

(4)	The other Jamex entities agreed to execute and deliver a security agreement and a full guarantee of the obligations under the Jamex Notes;

(5)	Ferrellgas paid approximately $16.9 million to Jamex and in return received (and cancelled) 0.9 million of Ferrellgas Partners' common units;

(6)
The parties agreed to terminate the Jamex TLA and certain other commercial agreements and arrangements between them, and release any claims between or among them that may exist (other than those arising under the Jamex Termination Agreement or the other agreements entered into in connection with the Jamex Termination Agreement); and

(7)	Ferrellgas waived the remaining lockup provision applicable to Jamex under the Registration Rights Agreement dated June 24, 2015 to which Jamex is party.

The Jamex Secured Promissory Note has an annual interest rate of 7% (which rate would be reduced under certain circumstances), and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first payment, due December 17, 2016, will be an interest-only payment of approximately $1.0 million. The maturity date of the Jamex Secured Promissory Note will be December 17, 2021. Jamex will be allowed to prepay the Secured Promissory Note in whole or in part at any time.

The Jamex Revolving Promissory Note, which provides Jamex with access to working capital liquidity to meet their unrelated and ongoing crude oil marketing and other business needs, has an annual interest rate of 0% (which rate would be increased in case of a default), and contains certain conditions precedent to the operating partnership’s obligation to make any advances thereunder. Each borrowing under the Jamex Revolving Promissory Note must be repaid within 10 days, and the ultimate maturity date of the Jamex Revolving Promissory Note is the earlier of September 1, 2021 and the date on which all obligations under the Jamex Secured Promissory Note are repaid.

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including the remaining 3.9 million common units owned by those entities and any cash distributions and proceeds in respect thereof, which are to be held in a controlled account that can be seized by Ferrellgas in the event of default.

During the year ended July 31, 2016, approximately 60% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owns a refinery in Trainer, Pennsylvania. Bridger is party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement has a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, Ferrellgas began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's largest customer in the future.

Secured credit facility and accounts receivable securitization facility amendments

Ferrellgas' secured credit facility and accounts receivable securitization facility requires the operating partnership to maintain a leverage ratio of no more than 5.5x. Ferrellgas' leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in Ferrellgas' secured credit facility and accounts receivable securitization facility. Ferrellgas' leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on Ferrellgas' current internal forecast we believe it is likely its leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, Ferrellgas entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which the leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement Ferrellgas is embarking on a strategy to reduce its debt. This strategy may include a reduction in Ferrellgas' annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but Ferrellgas' board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. Ferrellgas believes that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until its leverage ratio reaches a level that Ferrellgas deems appropriate for its business.

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued and, other than as discussed above, concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ferrellgas Partners Finance Corp.
We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 28, 2016

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
BALANCE SHEETS

	July 31,
	2016	2015
ASSETS

Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	19,747	17,485

Accumulated deficit	(19,747)	(17,485)
Total stockholder's equity	$1,000	$1,000
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2016	2015	2014

General and administrative expense	$2,262	$2,348	$2,149

Net loss	$(2,262)	$(2,348)	$(2,149)
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity
July 31, 2013	1,000	$1,000	$12,957	$(12,988)	$969
Capital contribution	—	—	2,149	—	2,149
Net loss	—	—	—	(2,149)	(2,149)
July 31, 2014	1,000	1,000	15,106	(15,137)	969
Capital contribution	—	—	2,379	—	2,379
Net loss	—	—	—	(2,348)	(2,348)
July 31, 2015	1,000	1,000	17,485	(17,485)	1,000
Capital contribution	—	—	2,262	—	2,262
Net loss	—	—	—	(2,262)	(2,262)
July 31, 2016	1,000	$1,000	$19,747	$(19,747)	$1,000
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(2,262)	$(2,348)	$(2,149)
Cash used in operating activities	(2,262)	(2,348)	(2,149)

Cash flows from financing activities:
Capital contribution	2,262	2,379	2,149
Cash provided by financing activities	2,262	2,379	2,149

Change in cash	—	31	—
Cash - beginning of year	1,000	969	969
Cash - end of year	$1,000	$1,000	$969
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

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2016, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $7,468 associated with the net operating loss carryforward of $19,198, which expire at various dates through July 31, 2036, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2016, 2015 or 2014, and there is no net deferred tax asset as of July 31, 2016 and 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas, L.P.
We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (the “Partnership”) as of July 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit), and cash flows for each of the three years in the period ended July 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing on page S-1. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Partnership adopted new accounting guidance in 2016 and 2015, related to the presentation of debt issuance costs.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 28, 2016

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
	July 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,890	$5,600
Accounts and notes receivable (including $106,464 and $123,791 of accounts receivable pledged as collateral at 2016 and 2015, respectively, and net of allowance for doubtful accounts of $5,067 and $4,816 at 2016 and 2015, respectively)	149,583	196,918
Inventories	90,594	96,754
Prepaid expenses and other current assets	39,955	64,211
Total current assets	285,022	363,483

Property, plant and equipment, net	774,680	965,217
Goodwill	256,103	478,747
Intangible assets, net	280,185	580,043
Assets held for sale	780	—
Other assets, net	86,443	48,113
Total assets	$1,683,213	$2,435,603

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
Accounts payable	$67,928	$83,974
Short-term borrowings	101,291	75,319
Collateralized note payable	64,000	70,000
Other current liabilities	126,952	176,176
Total current liabilities	360,171	405,469

Long-term debt	1,760,881	1,598,033
Other liabilities	31,574	41,975
Contingencies and commitments (Note M)

Partners' capital (deficit):
Limited partner	(454,222)	425,105
General partner	(4,631)	4,339
Accumulated other comprehensive loss	(10,560)	(39,318)
Total partners' capital (deficit)	(469,413)	390,126
Total liabilities and partners' capital	$1,683,213	$2,435,603
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
	For the year ended July 31,
	2016	2015	2014

Revenues:
Propane and other gas liquids sales	$1,202,368	$1,657,016	$2,147,343
Midstream operations	625,238	107,189	7,435
Other	211,761	260,185	251,082
Total revenues	2,039,367	2,024,390	2,405,860

Costs and expenses:
Cost of sales - propane and other gas liquids sales	564,433	977,224	1,456,388
Cost of sales - midstream operations	471,234	76,590	1,970
Cost of sales - other	126,237	170,697	156,182
Operating expense	459,178	437,353	451,551
Depreciation and amortization expense	150,513	98,579	84,202
General and administrative expense	56,115	77,238	65,156
Equipment lease expense	28,833	24,273	17,745
Non-cash employee stock ownership plan compensation charge	27,595	24,713	21,789
Asset impairments	658,118	—	—
Loss on asset sales and disposal	30,835	7,099	6,486

Operating income (loss)	(533,724)	130,624	144,391

Interest expense	(121,818)	(84,227)	(70,332)
Loss on extinguishment of debt	—	—	(21,202)
Other income (expense), net	110	(354)	(479)

Earnings (loss) before income taxes	(655,432)	46,043	52,378

Income tax expense (benefit)	(41)	(384)	2,471

Net earnings (loss)	$(655,391)	$46,427	$49,907
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	For the year ended July 31,
	2016	2015	2014

Net earnings (loss)	$(655,391)	$46,427	$49,907
Other comprehensive income (loss)
Change in value on risk management derivatives	1,789	(73,647)	14,592
Reclassification of gains and losses of derivatives to earnings	27,302	28,258	(10,175)
Foreign currency translation adjustment	—	(2)	(145)
Pension liability adjustment	(333)	(185)	258
Other comprehensive income (loss)	28,758	(45,576)	4,530
Comprehensive income (loss)	$(626,633)	$851	$54,437
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	capital

Balance at July 31, 2013	$91,810	$938	$1,728	$94,476

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	45,829	468		46,297
Cash contributions in connection with acquisitions	1,500	15		1,515
Cash contributed by Ferrellgas Partners and general partner	51,105	521		51,626
Distributions	(176,623)	(1,803)		(178,426)
Net earnings	49,403	504		49,907
Other comprehensive income			4,530	4,530

Balance at July 31, 2014	63,024	643	6,258	69,925

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	50,183	512		50,695
Contributions in connection with acquisitions	825,452	8,423		833,875
Cash contributed by Ferrellgas Partners and general partner	42,224	431		42,655
Distributions	(601,736)	(6,139)		(607,875)
Net earnings	45,958	469		46,427
Other comprehensive loss			(45,576)	(45,576)

Balance at July 31, 2015	425,105	4,339	(39,318)	390,126

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	36,546	373		36,919
Contributions in connection with acquisitions	(284)	—		(284)
Distributions	(266,818)	(2,723)		(269,541)
Net loss	(648,771)	(6,620)		(655,391)
Other comprehensive income			28,758	28,758

Balance at July 31, 2016	$(454,222)	$(4,631)	$(10,560)	$(469,413)
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$(655,391)	$46,427	$49,907
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	150,513	98,579	84,202
Non-cash employee stock ownership plan compensation charge	27,595	24,713	21,789
Non-cash stock and unit-based compensation charge	9,324	25,982	24,508
Asset impairments	658,118	—	—
Loss on asset sales and disposal	30,835	7,099	6,486
Loss on extinguishment of debt	—	—	6,526
Change in fair value of contingent consideration	(100)	(6,300)	5,000
Provision for doubtful accounts	1,703	3,419	3,419
Deferred tax expense (benefit)	(504)	270	88
Other	4,545	2,921	4,898
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	6,528	(1,739)	(48,087)
Inventories	5,788	49,050	(28,738)
Prepaid expenses and other current assets	17,957	(24,934)	(3,994)
Accounts payable	(14,924)	(1,547)	16,279
Accrued interest expense	(658)	5,099	(7,611)
Other current liabilities	(37,769)	8,250	8,674
Other assets and liabilities	9,184	(20,801)	(1,896)
Net cash provided by operating activities	212,744	216,488	141,450

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(15,144)	(78,927)	(162,019)
Capital expenditures	(117,518)	(72,481)	(52,572)
Proceeds from sale of assets	17,089	5,905	4,524
Other	(286)	(14)	(23)
Net cash used in investing activities	(115,859)	(145,517)	(210,090)

Cash flows from financing activities:
Distributions	(269,541)	(607,875)	(178,426)
Contributions	30	51,047	51,626
Proceeds from increase in long-term debt	168,117	628,134	750,351
Payments on long-term debt	(14,959)	(119,457)	(569,841)
Net additions to short-term borrowings	25,972	5,800	19,465
Net additions to (reductions in) to collateralized short-term borrowings	(6,000)	(21,000)	9,000
Cash paid for financing costs	(1,214)	(10,301)	(11,414)
Net cash provided by (used in) financing activities	(97,595)	(73,652)	70,761

Effect of exchange rate changes on cash	—	(2)	(145)

Increase (decrease) in cash and cash equivalents	(710)	(2,683)	1,976
Cash and cash equivalents - beginning of year	5,600	8,283	6,307
Cash and cash equivalents - end of year	$4,890	$5,600	$8,283
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

•
Midstream operations consists of one reportable operating segment: crude oil logistics. The crude oil logistics segment ("Bridger") generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger's services include transportation through its operation of a fleet of trucks and tank trailers and railcars primarily servicing Texas, Louisiana, North Dakota, Pennsylvania, Colorado and Wyoming; pipeline services in North Dakota, Montana, Wyoming, New Mexico, Mississippi, Oklahoma and Texas; and crude oil purchase and sale in connection with pipeline management services.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, recoverability of long-lived assets, assumptions used to value business combinations, fair values of derivative contracts and stock-based compensation calculations.

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

(3)    Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2016	2015	2014
CASH PAID FOR:
Interest	$117,931	$76,085	$75,121
Income taxes	$773	$643	$771
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$825,452	$1,500
Liabilities incurred in connection with acquisitions	$2,126	$481	$4,312
Change in accruals for property, plant and equipment additions	$(1,122)	$498	$978

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

(7)    Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, L.P., using its best estimates based on reasonable and supportable assumptions and projections, tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets or asset groups might not be recoverable. The recoverability tests for property, plant and equipment are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas, L.P. management's plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.

(8)    Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas, L.P. tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas, L.P. has determined that it has five reporting units for goodwill impairment testing purposes. As of July 31, 2016, two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess. Ferrellgas, L.P. completed its last annual goodwill impairment test on January 31, 2016 and did not incur an impairment loss.

(9)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets, non-compete agreements, permits, favorable lease arrangements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Ferrellgas, L.P. tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas, L.P. management's plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.

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

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas, L.P. makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas, L.P.’s risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of operations. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities” or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Financial instruments not formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities”, or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in "Cost of sales - midstream operations" and "Operating expense" on the consolidated statements of operations.

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

Ferrellgas, L.P. enters into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is recorded at fair value while the fair value of interest rate derivatives that are considered fair value hedges are classified as “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” on the consolidated balance sheets. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statements of operations.

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

(12)   Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense” in the consolidated statements of operations. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas, L.P. are classified within “Equipment lease expense.”

See Note F – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(13)    Cost of sales: “Cost of sales – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. "Cost of sales - midstream operations" includes all costs incurred to purchase and transport crude oil, including the costs of terminaling and transporting crude oil prior to delivery to customers. “Cost of sales – other” primarily includes costs related to the sale of propane appliances and equipment.

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

(16)  Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)
The ICPs are not Ferrellgas, L.P. stock-compensation plans; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2016, 2015 and 2014, the portion of the total non-cash compensation charge relating to the ICPs was $9.3 million, $25.6 million and $24.5 million, respectively.

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

Income tax expense (benefit) consisted of the following:

	For the year ended July 31,
	2016	2015	2014
Current expense (benefit)	$463	$(654)	$2,383
Deferred expense (benefit)	(504)	270	88
Income tax expense (benefit)	$(41)	$(384)	$2,471

Deferred taxes consisted of the following:

	July 31,
	2016	2015
Deferred tax assets	$1,156	$724
Deferred tax liabilities	(4,085)	(4,157)
Net deferred tax liability	$(2,929)	$(3,433)

(18)  Sales taxes: Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

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

(20) Assets held for sale: Assets held for sale represent trucks that have met the criteria of “held for sale” accounting. During the first quarter of fiscal 2016, Ferrellgas committed to a plan to sell certain trucks held by the Midstream operations - crude oil logistics segment. These assets were reclassified from "Vehicles, including transport trailers" to Assets held for sale in the balance sheet as of October 31, 2015. Ferrellgas ceased depreciation on these assets during October 2015. Assets held for sale are recorded at the lower of the carrying amount or fair value less costs to sell. See Note F – Supplemental financial statement information – for further discussion of these held for sale assets.

(21) Debt issuance costs: In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. At July 31, 2016, Ferrellgas, L.P. adopted this ASU, which requires certain debt issuance costs to be reported as a reduction to the carrying amount of the long-term debt. Ferrellgas, L.P. has applied this ASU retrospectively to its July 31, 2015 consolidated balance sheet. Additionally, in August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance related to the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may still present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. Ferrellgas, L.P. will continue to report such debt issuance costs as other assets. The following table compares the other asset and long-term debt balances as currently reported to the amounts that would have been reported under the old accounting standard. See Note I – Debt – for further discussion of debt issuance costs.

	July 31,
	2016		2015
	Current Standard	Previous Standard	Current Standard	Previous Standard
Other assets	86,443	108,072	48,113	72,472
Long-term debt	1,760,881	1,782,510	1,598,033	1,622,392

(22)  New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas, L.P. for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas, L.P. is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-02
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis which provides additional guidance on the consolidation of limited partnerships and on the evaluation of variable interest entities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-06
In September 2015, the FASB issued ASU 2015-06, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires all entities to record the effects on earnings, if any, of changes in provisional amounts for items in a business combination in the same period in which the adjustment amounts are determined. The requirement to retrospectively account for the adjustments is eliminated by this amendment. ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2016-02
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

FASB Accounting Standard Update No. 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

C.    Asset impairments

First Quarter ended October 31, 2015

Goodwill impairment

During the three months ended October 31, 2015, Ferrellgas, L.P. determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015.

The first step of this test primarily consists of a discounted future cash flow model to predict fair value. The result of this first step is based on the following critical assumptions: (1) the NYMEX West Texas Intermediate (“WTI”) crude oil curve was used to estimate future oil prices; (2) the oil skimming rate was expected to increase or decrease consistent with the projected increases/decreases in the NYMEX WTI crude oil curve consistent with past history; and (3) certain organic growth projects were projected to increase the salt water volumes processed as new drilling activity increases associated with the projected NYMEX WTI crude oil curve. As noted in our discussion of this reporting unit in Ferrellgas, L.P.'s Annual Report on Form 10-K for the year ended July 31, 2015, Ferrellgas, L.P. believes that the results of this business are closely tied to the price of WTI crude oil. The daily average closing price for WTI crude oil for the three months ended July 31, 2015 of $56.63 decreased 20.7% to $44.90 during the three months ended October 31, 2015. Additionally, the projected NYMEX WTI crude oil curve decreased approximately 6.5% from August 31, 2015 to October 31, 2015. These events have led to an overall decline in drilling activity and volumes in the Eagle Ford shale region of Texas. These market changes, in addition to previous declines noted during fiscal year 2015, negatively affected Ferrellgas, L.P.'s current period results and future projections sufficiently to indicate that the fair value of the reporting unit likely no longer exceeded its carrying value.

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

Fourth Quarter ended July 31, 2016

During the year ended July 31, 2016, approximately 60% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owns a refinery in Trainer, Pennsylvania. Bridger is party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement has a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas, L.P. determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, Ferrellgas, L.P. began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend Ferrellgas, L.P. anticipates will continue into fiscal 2017 and beyond. This expected decline in future cash flows from operations constituted a triggering event in the fourth fiscal quarter of 2016 for its Midstream operations - crude oil logistics business, requiring impairment testing of indefinite-lived intangible assets, long-lived tangible and intangible assets within certain asset groups, and goodwill.

Tradename impairment

Upon applying the fair-value-based test to its Midstream operations - crude oil logistics segment indefinite-lived intangible asset, which consists of its tradename, Ferrellgas, L.P. determined that the estimated fair value of the tradename as of July 31, 2016 was less than the carrying value, and as a result recorded an impairment charge of $7.4 million as of July 31, 2016. Ferrellgas, L.P. estimated the fair value of the tradename using the relief from royalty method, which is an income approach. Critical assumptions included in the relief from royalty method include: (1) discounted future cash flows; (2) growth factors; (3) a discount rate; and (4) a long-term growth rate. The majority of these critical assumptions were unobservable, accordingly Ferrellgas, L.P.'s estimate of fair value of the tradename is considered to be Level 3 in the fair value hierarchy.

Long-lived asset impairment

Ferrellgas, L.P. determined that multiple asset groups within the Midstream operations - crude oil logistics segment were not recoverable. Ferrellgas, L.P. estimated the fair value of each of these asset groups and recorded impairment charges to the extent that fair value was less than the carrying value of the asset group. Impairment charges of $249.0 million related to customer relationships and non-compete agreements and $181.8 million related to property, plant and equipment are included in “Asset impairments” in the Consolidated Statement of Operations.
Fair value of the asset groups was determined using an income approach, which was comprised of multiple significant unobservable inputs including: (1) estimate of future cash flows; (2) the timing, success rate and capital required for certain organic growth projects; (3) the amount of capital expenditures required to maintain the existing cash flows; and (4) a terminal period growth rate equal to the expected rate of inflation. Accordingly, Ferrellgas, L.P.'s estimates of fair value of these asset groups are considered to be Level 3 in the fair value hierarchy.

Goodwill impairment

Ferrellgas, L.P. concluded that the fair value of the Midstream operations - crude oil logistics reporting unit no longer exceeded its carrying value as of July 31, 2016. Upon applying the second step of the impairment test, Ferrellgas, L.P. determined that the implied fair value of goodwill was zero, and accordingly we recorded an impairment charge of $190.6 million as of July 31, 2016, or all of the goodwill previously allocated to this reporting unit.

Ferrellgas, L.P. used a discounted future cash flow model to estimate fair value of the reporting unit, which included multiple significant unobservable inputs, thus the estimate is considered to be Level 3 in the fair value hierarchy. Ferrellgas, L.P. prepared various cash flow models involving certain potential scenarios and probability weighted these scenarios which included the following critical assumptions: (1) discounted future cash flows; (2) the timing, success rate and capital required for certain organic growth projects; (3) the amount of capital expenditures required to maintain the existing cash flows; and (4) a terminal period growth rate equal to the expected rate of inflation. In addition to these critical cash flow assumptions, a discount rate of 11.5% was applied to the various projected cash flow models.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of Ferrellgas, L.P.'s reporting units and the fair value of its indefinite-lived assets and long-lived assets, and are consistent with what management believes would be utilized by primary market participants.

D.    Business combinations

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of operations from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas, L.P.’s balance sheets or results of operations, except for Bridger as noted below.

Propane and related equipment sales

During fiscal 2016, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $6.6 million in the following transactions.

•	Gasco Energy Supply, LLC., based in Missouri, acquired December 2015;

•	Warren Energy Supply, Inc. based in Utah, acquired February 2016; and

•	Selphs Propane, Inc., based in Colorado, acquired June 2016.

During fiscal 2015, Ferrellgas, L.P. acquired the assets of Propane Advantage, LLC, based in Utah, with an aggregate value of $7.7 million.

During fiscal 2014, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $38.7 million in the following transactions:

•	KanGas, based in Kansas, acquired November 2013;

•	Motor Propane, based in Wisconsin, acquired December 2013;

•	Country Boys Propane, based in Georgia, acquired March 2014;

•	Viking Propane, based in California, acquired May 2014;

•	Kaw Valley Propane, based in Kansas, acquired June 2014;

•	Wise Choice Propane, based in Ohio, acquired July 2014; and

•	Sharp Propane, based in Texas, acquired July 2014.

The goodwill arising from the propane and related equipment sales acquisitions consists largely of the synergies and economies of scale expected from combining the operations of Ferrellgas, L.P. and the acquired companies.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2016	2015	2014
Cash payments, net of cash acquired	$4,476	$4,250	$34,219
Issuance of liabilities and other costs and considerations	2,126	481	2,942
Common units, net of issuance costs	—	3,000	1,500
Aggregate fair value of transactions	$6,602	$7,731	$38,661

The aggregate fair values, for the acquisitions in propane and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2016	2015	2014
Working capital	(249)	233	(919)
Customer tanks, buildings, land and other	3,625	236	14,519
Goodwill	—	—	2,922
Customer lists	2,962	6,569	19,480
Non-compete agreements	264	693	2,659
Aggregate fair value of net assets acquired	$6,602	$7,731	$38,661

The estimated fair values and useful lives of assets acquired during fiscal 2016 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2015 and 2014 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas, L.P. did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

Midstream operations - Crude oil logistics solutions and other

During fiscal 2016, Ferrellgas, L.P. acquired the crude oil logistics assets of South C&C Trucking, LLC, based in Texas, with an aggregate value of $10.7 million. The aggregate fair values for this acquisition were allocated as follows: $(0.6) million of working capital, $9.2 million of plant, property, and equipment, $0.7 million of intangibles, and $1.4 million of goodwill.

On June 24, 2015, Ferrellgas Partners acquired Bridger (based near Dallas, Texas) and formed a new midstream operation - crude oil logistics segment. Ferrellgas Partners paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. Ferrellgas Partners then contributed the Bridger assets and liabilities to Ferrellgas, L.P. Ferrellgas, L.P. has incurred and charged to operating expenses, net $16.4 million of costs during the year ended July 31, 2015, related to the acquisition and transition of Bridger.

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

On the one year anniversary date of the Bridger acquisition, Ferrellgas, L.P. completed the acquisition accounting for this acquisition. The following table summarizes the final calculation of the fair values of the assets acquired and liabilities assumed:

	June 24, 2016 (as adjusted)	July 31, 2015 (as initially reported)	Measurement period adjustments
Working capital	$(8,315)	$1,783	$(10,098)
Transportation equipment	293,491	293,491	—
Injection stations and pipelines	41,632	41,632	—
Goodwill	189,196	193,311	(4,115)
Customer relationships	277,224	261,811	15,413
Non-compete agreements	10,000	14,800	(4,800)
Trade names & trademarks	9,400	5,800	3,600
Office equipment	7,449	7,449	—
Other	2,375	2,375	—
Aggregate fair value of net assets acquired	$822,452	$822,452	$—

The following amounts from this acquisition were included in the operating results for the year ending July 31, 2015:

For the year ended July 31,
2015
Revenue	$81,512
Operating income	3,848

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

	For the year ended July 31,
	2015	2014
Revenue	$2,319,927	$2,583,680
Net earnings	4,504	20,580

The unaudited pro forma consolidated data presented above has also been prepared as if the issuance of senior secured notes in June 2015, which are described in Note I to these consolidated financial statements, had been completed on August 1, 2013.

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

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2016	2015	2014
Cash payments, net of cash acquired	$—	$74,677	$127,785
Issuance of liabilities and other costs and considerations	—	—	2,555
Aggregate fair value of transactions	$—	$74,677	$130,340

The aggregate fair values for these acquisitions were allocated as follows:

	For the year ended July 31,
	2016	2015	2014
Working capital	$—	$1,155	$490
Customer tanks, buildings, land and other	—	1,704	622
Salt water disposal wells	—	10,705	24,288
Goodwill	—	12,359	16,957
Customer relationships	—	38,846	64,000
Non-compete agreements	—	3,639	13,300
Permits and favorable lease arrangements	—	6,269	10,683
Aggregate fair value of net assets acquired	$—	$74,677	$130,340

The acquisition of Sable included contingent consideration which requires Ferrellgas, L.P. to pay the former owners of Sable a multiple for earnings in excess of certain EBITDA targets for each of the first two years following the acquisition date. At the date of acquisition, the potential undiscounted amount of all future payments that Ferrellgas, L.P. could be required to make under the contingent consideration arrangement was between $0 and $2.0 million based upon management's estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded at the date of acquisition. See further discussion of the determination of the fair value of the contingent consideration at Note K - Fair Value Measurements.

E.    Quarterly distributions of available cash

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

See Note S - Subsequent Events for additional disclosures related to Ferrellgas, L.P.'s ability to make quarterly cash distributions.

F.    Supplemental financial statement information

Inventories consist of the following:

	2016	2015
Propane gas and related products	$59,726	$68,731
Crude oil	4,642	—
Appliances, parts and supplies	26,226	28,023
Inventories	$90,594	$96,754

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms generally up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2016, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 96.9 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2016	2015
Land	Indefinite	$35,309	$34,389
Land improvements	2-20	14,097	13,249
Buildings and improvements	20	73,021	71,923
Vehicles, including transport trailers	8-20	122,691	228,646
Bulk equipment and district facilities	5-30	104,428	111,657
Tanks, cylinders and customer equipment	2-30	767,234	772,904
Salt water disposal wells and related equipment	2-30	57,695	38,460
Rail cars	30	92,980	150,235
Injection stations	20	13,130	37,619
Pipeline	15	1,663	4,074
Computer and office equipment	2-5	122,304	123,386
Construction in progress	n/a	10,481	16,841
		1,415,033	1,603,383
Less: accumulated depreciation		640,353	638,166
Property, plant and equipment, net		$774,680	$965,217

As of July 31, 2016, property, plant and equipment amounts are net of impairment losses of $181.8 million. See Note C. Asset impairments for additional disclosures regarding these impairments.

Depreciation expense totaled $85.8 million, $61.3 million and $58.3 million for fiscal 2016, 2015 and 2014, respectively.

Other assets, net consist of the following:

	2016	2015
Jamex receivable, net	$39,760	$—
Other	46,683	48,113
Other assets, net	$86,443	$48,113

At July 31, 2016, management determined a that a significant portion of the trade accounts receivable balance with Jamex should be considered noncurrent and accordingly, $39.8 million of this trade accounts receivable was reclassified from "Accounts and notes receivable, net" to "Other assets, net". The Jamex trade receivable was converted into a secured promissory note on September 1, 2016. See Note S – Subsequent events – for further discussion of this promissory note.

Other current liabilities consist of the following:

	2016	2015
Accrued interest	$14,617	$15,275
Accrued payroll	13,438	17,485
Customer deposits and advances	27,391	28,792
Price risk management liabilities	18,401	31,450
Other	53,105	83,174
Other current liabilities	$126,952	$176,176

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2016	2015	2014
Operating expense	$167,980	$174,105	$190,999
Depreciation and amortization expense	4,282	5,127	5,829
Equipment lease expense	25,967	22,667	15,807
	$198,229	$201,899	$212,635

During the three month period ended October 31, 2015, Ferrellgas, L.P. committed to a plan to dispose of certain assets in its Midstream operations - crude oil logistics segment. As of October 31, 2015, this plan resulted in 69 trucks sold and 136 trucks reclassified from "Vehicles, including transport trailers" to Assets held for sale. The held for sale assets were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included significant unobservable inputs (Level 3 fair value). Subsequent to October 31, 2015, 65 of these trucks were sold, 59 were repurposed and reclassified to property, plant, and equipment as held for use within other Ferrellgas businesses, which constitutes a change in plan, and 12 trucks remain classified as held for sale assets as of July 31, 2016. Loss on asset sales and disposal during the year ended July 31, 2016 consists of:

	For the year ended July 31,
	2016	2015	2014
Loss on assets held for sale	$12,112	$—	$—
Loss on sale of assets held for sale	1,698	—	—
Loss on sale of assets and other	17,025	7,099	6,486
Loss on asset sales and disposal	$30,835	$7,099	$6,486

G.  Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2016	2015
Accounts receivable pledged as collateral	$106,464	$123,791
Accounts receivable	48,148	77,636
Other	38	307
Less: Allowance for doubtful accounts	(5,067)	(4,816)
Accounts and notes receivable, net	$149,583	$196,918

During July 2016, Ferrellgas, L.P. executed an amendment to its accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This accounts receivable securitization facility has up to $225.0 million of capacity and matures on July 29, 2019. As part of this facility, Ferrellgas, L.P. through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January and February, $175.0 million during the months of March, April, November and December and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. At July 31, 2016, $106.5 million of trade accounts receivable were pledged as collateral against $64.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2015, $123.8 million of trade accounts receivable were pledged as collateral against $70.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2016, Ferrellgas, L.P. had received cash proceeds of $64.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2015, Ferrellgas, L.P. had received cash proceeds of $70.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.0% and 2.3% as of July 31, 2016 and 2015, respectively.

On September 27, 2016, Ferrellgas, L.P. entered into a fourth amendment to our accounts receivable securitization facility pursuant to which the leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

H.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2016			July 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net (a)	$256,103	$—	$256,103	$478,747	$—	$478,747

Intangible assets, net
Amortized intangible assets
Customer related (b)	$554,030	$(372,342)	$181,688	$807,122	$(349,719)	$457,403
Non-compete agreements (c)	39,487	(23,384)	16,103	53,711	(18,730)	34,981
Permits and favorable lease arrangements	17,225	(2,335)	14,890	16,952	(1,173)	15,779
Other	9,301	(6,210)	3,091	9,182	(5,497)	3,685
	620,043	(404,271)	215,772	886,967	(375,119)	511,848

Unamortized intangible assets
Trade names & trademarks (d)	64,413		64,413	68,195		68,195
Total intangible assets, net	$684,456	$(404,271)	$280,185	$955,162	$(375,119)	$580,043

(a) Net of impairment losses of $219.9 million recorded during the year ended July 31, 2016.
(b) Net of impairment losses of $242.0 million recorded during the year ended July 31, 2016.
(c) Net of impairment losses of $7.0 million recorded during the year ended July 31, 2016.
(d) Net of impairment losses of $7.4 million recorded during the year ended July 31, 2016.

See Note C. Asset impairments for additional disclosures regarding these impairments.

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations - water solutions (a)	Midstream operations - crude oil logistics	Total
Balance July 31, 2014	$256,253	$16,957	$—	$273,210
Acquisitions	—	12,359	193,311	205,670
Other	(133)	—	—	(133)
Balance July 31, 2015	256,120	29,316	193,311	478,747
Acquisitions	—	—	1,358	1,358
Measurement period adjustments	—	—	(4,115)	(4,115)
Dispositions	(17)	—	—	(17)
Impairment	—	(29,316)	(190,554)	(219,870)
Balance July 31, 2016	$256,103	$—	$—	$256,103

(a) Due to the relative immateriality of current and anticipated future results, our water solutions business is no longer considered a reportable segment.

Customer related intangible assets have estimated lives of 10 to 15 years, permits and favorable lease arrangements have estimated lives of 15 years while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas, L.P. intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles, permits and favorable lease arrangements, non-compete agreements and other intangibles carry a weighted average life of 11, 13, six years and four years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2016	$61,970
2015	34,585
2014	23,490

Estimated amortization expense:
For the year ended July 31,
2017	$31,823
2018	29,778
2019	26,508
2020	20,487
2021	18,767

I.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2016 and 2015, $101.3 million and $75.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2016	2015
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (3)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $4,008 and $4,906 at 2016 and 2015, respectively (2)	479,008	479,906
Fair value adjustments related to interest rate swaps	5,830	876

Secured credit facility
Variable interest rate, expiring October 2018 (net of $101.3 million and $75.3 million classified as short-term borrowings at July 31, 2016 and 2015, respectively)	293,109	136,081

Notes payable
11.8% and 9.5% weighted average interest rate at July 31, 2016 and 2015, respectively, due 2016 to 2022, net of unamortized discount of $1,566 and $1,914 at July 31, 2016 and 2015, respectively	8,484	9,181
Total debt, excluding unamortized debt issuance costs	1,786,431	1,626,044
Unamortized debt issuance costs	(21,629)	(24,359)
Less: current portion, included in other current liabilities on the consolidated balance sheets	3,921	3,652
Long-term debt	$1,760,881	$1,598,033

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

Ferrellgas, L.P. has retrospectively presented its unamortized debt issuance costs as a direct deduction from the current value of its debt. As of July 31, 2015, unamortized debt issuance costs of $24.4 million that were previously presented as an asset on Ferrellgas, L.P.'s balance sheets were reclassified to long-term debt.

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

During June 2014, Ferrellgas, L.P. executed a third amendment to its secured credit facility. Immediately following the amendment, Ferrellgas, L.P. increased the size of this facility from $500.0 million to $600.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or the maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness.

During June 2015, Ferrellgas, L.P. executed a fourth amendment to its secured credit facility to administer certain technical revisions in order to facilitate the Bridger Logistics Acquisition and related funding. This amendment did not change the terms or maturity date of the secured credit facility.

During January 2016, Ferrellgas, L.P. executed a commitment increase supplement to its secured credit facility that increased the size of this facility from $600.0 million to $700.0 million. The commitment increase supplement did not change the interest rate or maturity date of the secured credit facility which remains at October, 2018.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

Ferrellgas, L.P.'s secured credit facility requires the operating partnership to maintain a leverage ratio of no more than 5.5x. Ferrellgas, L.P.'s leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in Ferrellgas, L.P.'s secured credit facility. Ferrellgas, L.P.'s leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on Ferrellgas, L.P.'s current internal forecast we believe it is likely its leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, Ferrellgas, L.P. entered into a fifth amendment to our secured credit facility pursuant to which the leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement Ferrellgas, L.P. is embarking on a strategy to reduce its debt. This strategy may include a reduction in Ferrellgas Partners' annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but the general partner's board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. Ferrellgas, L.P. believes that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until its leverage ratio reaches a level that Ferrellgas, L.P. deems appropriate for its business.

As of July 31, 2016, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt. As of July 31, 2015, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $211.4 million, of which $136.1 million was classified as long-term debt.

Borrowings outstanding at July 31, 2016 and 2015 under the secured credit facility had a weighted average interest rate of 3.7% and 3.5%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75% (as of July 31, 2016 and 2015, the margin was  1.75% and 1.50%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2016 and 2015, the margin was 2.75% and 2.50%, respectively).

As of July 31, 2016, the federal funds rate and Bank of America’s prime rate were 0.40% and 3.50%, respectively. As of July 31, 2015, the federal funds rate and Bank of America’s prime rate were 0.14% and 3.25%, respectively. As of July 31, 2016, the one-month and three-month Eurodollar Rates were 0.48% and 0.68%, respectively. As of July 31, 2015, the one-month and three-month Eurodollar Rates were 0.19% and 0.33%, respectively.

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

Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2015 totaled $61.2 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2016, Ferrellgas, L.P. had available letter of credit remaining capacity of $113.7 million. At July 31, 2015 Ferrellgas, L.P. had available letter of credit remaining capacity of $138.8 million. Ferrellgas, L.P. incurred commitment fees of $1.4 million, $1.5 million and $1.2 million in fiscal 2016, 2015 and 2014, respectively.

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

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. The only restriction that prohibits Ferrellgas, L.P. from making cash distributions, advances or loans of the minimum quarterly distribution is if a default or event of default exists or would exist upon making such distribution, advances or loans, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2016, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements. As of July 31, 2016, Ferrellgas, L.P. had no restricted net assets. Other than the senior notes and the credit facility agreement, there are no other agreements which restrict Ferrellgas, L.P.'s subsidiaries ability to transfer funds to Ferrellgas Partners in the form of cash dividends, loans or advances.

See Note S - Subsequent events for disclosure related to an amendment obtained by Ferrellgas, L.P. on September 27, 2016.

The scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2017	$3,921
2018	2,379
2019	294,914
2020	960
2021	500,810
Thereafter	975,175
Total	$1,778,159

J.  Partners’ capital (deficit)

Partnership quarterly distributions paid

Ferrellgas, L.P. has paid the following quarterly distributions.

	For the year ended July 31,
	2016	2015	2014
Ferrellgas Partners	$220,058	$182,803	$176,623
General partner	2,246	1,864	1,803

On August 26, 2016, Ferrellgas, L.P. declared distributions for the three months ended July 31, 2016 to Ferrellgas Partners and the general partner of $50.3 million and $0.5 million, respectively, which were paid on September 14, 2016.

Other Partnership distributions

During November 2015, in connection with Ferrellgas Partners' repurchase of common units, Ferrellgas, L.P distributed $46.4 million and $0.5 million to Ferrellgas Partners and the general partner, respectively.

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

See Note D - Business combinations for details regarding the acquisition of Bridger.

Other partnership contributions

During fiscal 2015, Ferrellgas, L.P. received cash contributions of $42.2 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.'s secured credit facility.

During fiscal 2015 Ferrellgas, L.P. received asset contributions of $3.0 million from Ferrellgas Partners in connection with acquisitions of propane distribution assets.

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note L – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2016 and 2015.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2016, the general partner made non-cash contributions of $0.4 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2015, the general partner made cash contributions of $0.4 million and non-cash contributions of $0.5 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

K.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2016 and 2015:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$5,830	$—	$5,830
Commodity derivatives	$—	$8,241	$—	$8,241
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,553)	$—	$(3,553)
Commodity derivatives	$—	$(17,689)	$—	$(17,689)

July 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,828	$—	$1,828
Commodity derivatives	$—	$4,655	$—	$4,655
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,748)	$—	$(4,748)
Commodity derivatives	$—	$(42,375)	$—	$(42,375)
Contingent consideration	$—	$—	$(100)	$(100)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended July 31, 2016, 2015 and 2014:

Contingent consideration liability
Balance at July 31, 2014	$6,400
Increase in fair value related to accretion	400
Change in fair value included in earnings	(6,700)
Balance at July 31, 2015	100
Increase in fair value related to accretion	—
Change in fair value included in earnings	(100)
Balance at July 31, 2016	$—

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount of the Jamex trade receivable, a financial instrument classified in "Other assets, net" on the consolidated balance sheet, also approximates the fair value based on its conversion to a note receivable on September 1, 2016, which bears a market interest rate. At July 31, 2016 and July 31, 2015, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,736.2 million and $1,700.5 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

At July 31, 2016, Ferrellgas, L.P. had receivables from Jamex totaling $44.8 million. As described in Note S. Subsequent events, as well as elsewhere in this Annual Report on Form 10-K, on September 1, 2016, Ferrellgas, L.P. entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA, including the $44.8 million owed to Ferrellgas, L.P. on July 31, 2016. The Jamex Secured Promissory Note is guaranteed pursuant to a guaranty agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and fully guaranteed by the other Jamex entities. The obligations of Jamex and the other Jamex entities are secured by a lien on certain of those entities’ assets, including the remaining 3.9 million Ferrellgas Partners, L.P. common units owned by those entities as of September 2, 2016, and any cash distributions and proceeds in respect thereof, which are to be held in a controlled account that can be seized by Ferrellgas, L.P. in the event of default.

Ferrellgas, L.P.  has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

L.   Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. All other commodity derivative instruments do not qualify or are not designated as cash flow hedges, therefore, the change in their fair value are recorded currently in earnings. Ferrellgas, L.P. also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates, which is discussed in Note I - Debt. Additional information related to derivatives is provided in Note B – Summary of significant accounting policies.

Derivative instruments and hedging activity

During the year ended July 31, 2016, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges. During the year ended July 31, 2015, Ferrellgas, L.P. recognized a $0.2 million loss related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s consolidated balance sheets as of July 31, 2016 and 2015:

	July 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,263	Other current liabilities	$10,184
Commodity derivatives-propane	Other assets, net	3,056	Other liabilities	1,597
Interest rate swap agreements	Prepaid expenses and other current assets	1,654	Other current liabilities	2,309
Interest rate swap agreements	Other assets, net	4,176	Other liabilities	1,244
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,996
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	—
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,922	Other current liabilities	1,912
	Total	$14,071	Total	$21,242

	July 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$3,614	Other current liabilities	$27,929
Commodity derivatives-propane	Other assets, net	1,041	Other liabilities	12,034
Interest rate swap agreements	Prepaid expenses and other current assets	1,828	Other current liabilities	2,241
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,507
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	1,280
Commodity derivatives-vehicle fuel	Other assets, net	—	Other liabilities	1,132
	Total	$6,483	Total	$47,123

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of July 31, 2016 and July 31, 2015, respectively:

	July 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expense and other current assets	$8,252	Other current liabilities	$—
	Other assets, net	1,275	Other liabilities	—
		$9,527		$—

	July 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expense and other current assets	$18,009	Other current liabilities	$15
	Other assets, net	11,786	Other liabilities	—
		$29,795		$15

The following table provides a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2016, 2015 and 2014 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative			Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,			For the year ended July 31,
		2016	2015	2014	2016	2015	2014
Interest rate swap agreements	Interest expense	$1,919	$1,892	$2,520	$(9,100)	$(9,100)	$(11,985)

The following tables provide a summary of the effect on Ferrellgas, L.P.'s consolidated statements of comprehensive income for the years ended July 31, 2016, 2015 and 2014 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2016
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$4,409	Cost of product sold- propane and other gas liquids sales	$(24,438)	$—
Interest rate swap agreements	(2,620)	Interest expense	(2,864)	—
	$1,789		$(27,302)	$—

	For the year ended July 31, 2015
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(70,291)	Cost of product sold- propane and other gas liquids sales	$(28,059)	$—
Interest rate swap agreements	(3,356)	Interest expense	—	(199)
	$(73,647)		$(28,059)	$(199)

	For the year ended July 31, 2014
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$15,473	Cost of product sold- propane and other gas liquids sales	$10,175	$—
Interest rate swap agreements	(881)	Interest expense	—	—
	$14,592		$10,175	$—

The following table provides a summary of the effect on Ferrellgas, L.P.'s consolidated statements of comprehensive income for the year ended July 31, 2016 and 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the year ended July 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$1,084	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(4,351)	Operating expense

	For the year ended July 31, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - vehicle fuel	$(2,412)	Operating expense

There was no effect on Ferrellgas, L.P.'s consolidated statement of comprehensive income for the year ended July 31, 2014 due to the change in fair value of derivatives not designated as hedging instruments.

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2016, 2015 and 2014 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2016	2015	2014
Beginning balance	$(38,906)	$6,483	$2,066
Change in value on risk management commodity derivatives	4,409	(70,291)	15,473
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales, net	24,438	28,059	(10,175)
Change in value on risk management interest rate derivatives	(2,620)	(3,356)	(881)
Reclassification of gains and losses on interest rate hedges to interest expense	$2,864	$199	$—
Ending balance	$(9,815)	$(38,906)	$6,483

Ferrellgas, L.P. expects to reclassify net losses of approximately $7.9 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2016, 2015 and 2014, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2016, Ferrellgas, L.P. had financial derivative contracts covering 2.7 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of July 31, 2016, Ferrellgas, L.P. had financial derivative contracts covering 0.1 million barrels of diesel and 28 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of July 31, 2016, Ferrellgas, L.P. had financial derivative contracts covering 0.3 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative Financial Instruments Credit Risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. Based upon the gross fair values of the derivative financial instruments, the largest exposure Ferrellgas, L.P. has with a single counterparty as of July 31, 2016 is $1.2 million.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating. As of July 31, 2016, a downgrade in the Partnership’s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on July 31, 2016 and Ferrellgas, L.P. had posted no collateral in the normal course of business related to such derivatives.

M.    Transactions with related parties

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the consolidated statements of operations as follows:

	For the year ended July 31,
	2016	2015	2014
Operating expense	$230,437	$217,742	$216,657

General and administrative expense	$30,239	$27,278	$32,119

During the period in which Jamex Marketing, LLC owned at least 5% of the outstanding common units, we entered into the following transactions: on November 13, 2015, we repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million; and, pursuant to the Jamex TLA, Bridger provided crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During 2016 and 2015, Ferrellgas' L.P.'s total revenues from Jamex was $62.6 million and $9.4 million, respectively. During 2016 and 2015, Ferrellgas' L.P.'s total cost of sales from Jamex was $3.4 million and $8.4 million, respectively. The amounts due from and to Jamex Marketing at July 31, 2016 were $44.8 million and $0.0 million, respectively. The amounts due from and to Jamex Marketing at July 31, 2015 were $4.8 million and $4.2 million, respectively.
See additional discussions about transactions with the general partner and related parties in Note J – Partners’ capital (deficit).

N.    Contingencies and commitments

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

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  Ferrellgas L.P. has prevailed at the trial court on a motion to dismiss those claims.  The Plaintiffs have appealed and Ferrellgas L.P. intends to vigorously defend itself against the appeal. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as senior notes and its credit facility. See Note I – Debt – for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.6 million as of July 31, 2016. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $7.9 million as of July 31, 2016. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2016:

	Future minimum rental and buyout amounts by fiscal year
	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations	$54,842	$36,789	$28,260	$21,603	$16,689	$21,471

Operating lease buyouts	$3,197	$3,444	$3,521	$2,693	$3,326	$9,818

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2026. Rental expense under these leases totaled $49.2 million, $45.0 million and $35.6 million for fiscal 2016, 2015 and 2014, respectively.

O.    Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of operations and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $27.6 million, $24.7 million and $21.8 million during fiscal 2016, 2015 and 2014, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2016, 2015 and 2014 were $4.0 million, $3.9 million and $3.6 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2016, 2015 and 2014, other comprehensive income and other liabilities were adjusted by $0.3 million, $(0.2) million and $0.3 million, respectively.

P.    Segment reporting

Ferrellgas, L.P. has two primary operations: propane and related equipment sales and midstream operations. These two operations result in two reportable operating segments: propane and related equipment sales and midstream operations - crude oil logistics.
During June 2015, subsequent to an acquisition, Ferrellgas, L.P. formed a new midstream operation - crude oil logistics segment.
The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings (loss) before income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposal, other income (expense), net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses and unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
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

Until April 2016, Ferrellgas, L.P. utilized a structure that included three reportable segments resulting from the Bridger Logistics Acquisition completed in June 2015 and the Sable acquisition completed in May 2014. Following April 2016, Ferrellgas, L.P. utilized a structure that included two reportable segments which includes propane and related equipment sales segment and the midstream operations - crude oil logistics segment. The results from midstream operations - water solutions segment, which is no longer considered a reportable segment, is now reported within Corporate and other.

Following is a summary of segment information for the years ended July 31, 2016 and 2015.

	Year Ended July 31, 2016
	Propane and related equipment sales	Midstream Operations - Crude Oil Logistics	Corporate and other	Eliminations	Total

Segment revenues	$1,414,129	$611,558	$15,875	$(2,195)	$2,039,367
Direct costs (1)	1,127,382	503,257	65,023	(1,545)	1,694,117
Adjusted EBITDA	$286,747	$108,301	$(49,148)	$(650)	$345,250

	Year Ended July 31, 2015
	Propane and related equipment sales	Midstream Operations - Crude Oil Logistics	Corporate and other	Eliminations	Total

Segment revenues	$1,917,201	$81,512	$25,677	$—	$2,024,390
Direct costs (1)	1,591,300	72,929	59,873	—	1,724,102
Adjusted EBITDA	$325,901	$8,583	$(34,196)	$—	$300,288

	Year Ended July 31, 2014
	Propane and related equipment sales	Midstream Operations - Crude Oil Logistics	Corporate and other	Eliminations	Total

Segment revenues	$2,398,425	$—	$7,435	$—	$2,405,860
Direct costs (1)	2,067,156	—	50,579	—	2,117,735
Adjusted EBITDA	$331,269	$—	$(43,144)	$—	$288,125

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of sales-other", "cost of sales-midstream operations", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock compensation charge", "asset impairments", "change in fair value of contingent consideration", "litigation accrual and related legal fees associated with a class action lawsuit", "acquisition and transition expenses" and "unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to consolidated net earnings:

	Year Ended July 31
	2016	2015

Net earnings (loss)	(655,391)	46,427
Income tax benefit	(41)	(384)
Interest expense	121,818	84,227
Depreciation and amortization expense	150,513	98,579
EBITDA	(383,101)	228,849
Non-cash employee stock ownership plan compensation charge	27,595	24,713
Non-cash stock-based compensation charge	9,324	25,982
Asset impairments	658,118	—
Loss on asset sales and disposal	30,835	7,099
Other (income) expense, net	(110)	354
Change in fair value of contingent consideration	(100)	(6,300)
Severance costs	1,453	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	806
Acquisition and transition expenses	99	16,373
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	1,137	2,412
Adjusted EBITDA	345,250	300,288

Following are total assets by segment:

	July 31,	July 31,
	2016	2015
Assets
Propane and related equipment sales	1,202,214	1,291,737
Midstream operations - crude oil logistics	275,303	917,325
Corporate and other	205,696	226,541
Total consolidated assets	1,683,213	2,435,603

Following are capital expenditures by segment (unaudited):

	Year Ended July 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate and other	Total

Capital expenditures:
Maintenance	$13,487	$71	$3,319	$16,877
Growth	32,906	52,401	10,751	96,058
Total	$46,393	$52,472	$14,070	$112,935

	Year Ended July 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate & other	Total

Capital expenditures:
Maintenance	$16,020	$—	$3,429	$19,449
Growth	36,958	64	13,366	50,388
Total	$52,978	$64	$16,795	$69,837

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

For the year ended July 31, 2016	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$471,146	$649,238	$509,472	$409,511
Gross margin from propane and other gas liquids sales (a)	123,550	202,027	186,668	125,690
Gross margin from midstream operations (b)	$40,066	$39,890	$33,572	$40,476
Net earnings (loss) (c)	$(76,536)	$62,187	$23,049	$(664,091)

For the year ended July 31, 2015	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$443,355	$665,973	$532,551	$382,511
Gross margin from propane and other gas liquids sales (a)	129,547	230,175	191,983	128,087
Gross margin from midstream operations (b)	$5,948	$4,934	$3,416	$16,301
Net earnings (loss)	$(29,137)	$90,409	$40,404	$(55,249)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”

(b)	Gross margin from "Midstream operations" represents "Revenues - midstream operations" less "Cost of sales - midstream operations."

(c)	Includes asset impairment charges of $29.3 million and $628.8 million in the first and fourth quarters of fiscal 2016, respectively.

R.  Guarantor financial information

The $500.0 million aggregate principal amount of registered 6.75% senior notes due 2023 co-issued by Ferrellgas, L.P. and Ferrellgas Finance Corp. are fully and unconditionally and joint and severally guaranteed by all of Ferrellgas, L.P.’s 100% owned subsidiaries except: i) Ferrellgas Finance Corp; ii) certain special purposes subsidiaries formed for use in connection with our accounts receivable securitization; and iii) foreign subsidiaries. Guarantees of these senior notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the assets of a guarantor or (b) all of the capital stock of such guarantor (including by way of merger or consolidation), in each case, to a person that is not Ferrellgas, L.P. or a restricted subsidiary of Ferrellgas, L.P., (ii) if Ferrellgas, L.P. designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon defeasance or discharge of the notes, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of July 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,472	$1	$417	$—	$—	$4,890
Accounts and notes receivable	(2,703)	—	45,822	106,464	—	149,583
Intercompany receivables	34,089	—	—	—	(34,089)	—
Inventories	71,422	—	19,172	—	—	90,594
Prepaid expenses and other current assets	27,922	2	12,029	2	—	39,955
Total current assets	135,202	3	77,440	106,466	(34,089)	285,022

Property, plant and equipment, net	557,460	—	217,220	—	—	774,680
Goodwill	246,098	—	10,005	—	—	256,103
Intangible assets, net	141,794	—	138,391	—	—	280,185
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	3,630	—	—	—	(3,630)	—
Assets held for sale	—	—	780	—	—	780
Other assets, net (1)	37,742	—	48,236	465	—	86,443
Total assets	$1,571,926	$3	$492,072	$106,931	$(487,719)	$1,683,213

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$33,781	$—	$34,147	$—	$—	$67,928
Short-term borrowings	101,291	—	—	—	—	101,291
Collateralized note payable	—	—	—	64,000	—	64,000
Intercompany payables	—	—	35,491	(1,402)	(34,089)	—
Other current liabilities	119,048	—	7,754	150	—	126,952
Total current liabilities	254,120	—	77,392	62,748	(34,089)	360,171

Long-term debt (1)	1,759,868	—	451,013	—	(450,000)	1,760,881
Other liabilities	27,351	—	3,998	225	—	31,574
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(458,853)	3	(39,684)	43,633	(3,952)	(458,853)
Accumulated other comprehensive income (loss)	(10,560)	—	(647)	325	322	(10,560)
Total partners' capital (deficit)	(469,413)	3	(40,331)	43,958	(3,630)	(469,413)
Total liabilities and partners' capital (deficit)	$1,571,926	$3	$492,072	$106,931	$(487,719)	$1,683,213

(1) Revised to reclassify debt issuance costs for our senior notes from other assets to long-term debt for all balance sheet dates presented (see Note B to our consolidated financial statements included in this Annual Report).

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of July 31, 2015
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,579	$1	$20	$—	$—	$5,600
Accounts and notes receivable	(2,858)	—	80,657	119,119	—	196,918
Intercompany receivables	39,238	—	—	—	(39,238)	—
Inventories	78,132	—	18,622	—	—	96,754
Prepaid expenses and other current assets	42,069	—	22,140	2	—	64,211
Total current assets	162,160	1	121,439	119,121	(39,238)	363,483

Property, plant and equipment, net	569,640	—	395,577	—	—	965,217
Goodwill	246,116	—	232,631	—	—	478,747
Intangible assets, net	155,659	—	424,384	—	—	580,043
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	661,081	—	—	—	(661,081)	—
Other assets, net (1)	37,660	—	10,087	366	—	48,113
Total assets	$2,282,316	$1	$1,184,118	$119,487	$(1,150,319)	$2,435,603

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$40,210	$—	$43,764	$—	$—	$83,974
Short-term borrowings	75,319	—	—	—	—	75,319
Collateralized note payable	—	—	—	70,000	—	70,000
Intercompany payables	—	—	30,289	8,949	(39,238)	—
Other current liabilities	142,137	—	33,903	136	—	176,176
Total current liabilities	257,666	—	107,956	79,085	(39,238)	405,469

Long-term debt (1)	1,597,080	—	450,953	—	(450,000)	1,598,033
Other liabilities	37,444	—	4,306	225	—	41,975
Contingencies and commitments

Partners' capital:
Partners' equity	429,444	1	621,550	39,852	(661,403)	429,444
Accumulated other comprehensive income (loss)	(39,318)	—	(647)	325	322	(39,318)
Total partners' capital	390,126	1	620,903	40,177	(661,081)	390,126
Total liabilities and partners' capital	$2,282,316	$1	$1,184,118	$119,487	$(1,150,319)	$2,435,603

(1) Revised to reclassify debt issuance costs for our senior notes from other assets to long-term debt for all balance sheet dates presented (see Note B to our consolidated financial statements included in this Annual Report).

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the year ended July 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,202,368	$—	$—	$—	$—	$1,202,368
Midstream operations	—	—	625,238	—	—	625,238
Other	73,200	—	138,561	—	—	211,761
Total revenues	1,275,568	—	763,799	—	—	2,039,367

Costs and expenses:
Cost of sales - propane and other gas liquids sales	564,433	—	—	—	—	564,433
Cost of sales - midstream operations	(1,545)	—	472,779	—	—	471,234
Cost of sales - other	8,867	—	117,370	—	—	126,237
Operating expense	399,680	—	58,789	4,028	(3,319)	459,178
Depreciation and amortization expense	75,059	—	75,212	242	—	150,513
General and administrative expense	50,592	7	5,516	—	—	56,115
Equipment lease expense	28,322	—	511	—	—	28,833
Non-cash employee stock ownership plan compensation charge	27,595	—	—	—	—	27,595
Asset impairments	—	—	658,118	—	—	658,118
Loss on asset sales and disposal	9,180	—	21,655	—	—	30,835

Operating income (loss)	113,385	(7)	(646,151)	(4,270)	3,319	(533,724)
				—	—
Interest expense	(77,493)	—	(42,325)	(2,186)	186	(121,818)
Other income (expense), net	110	—	—	3,505	(3,505)	110

Earnings (loss) before income taxes	36,002	(7)	(688,476)	(2,951)	—	(655,432)

Income tax expense (benefit)	839	—	(880)	—	—	(41)
Equity in earnings (loss) of subsidiaries	(690,554)	—	—	—	690,554	—

Net earnings (loss)	(655,391)	(7)	(687,596)	(2,951)	690,554	(655,391)

Other comprehensive income	28,758	—	—	—	—	28,758

Comprehensive income (loss)	$(626,633)	$(7)	$(687,596)	$(2,951)	$690,554	$(626,633)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the year ended July 31, 2015
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,657,016	$—	$—	$—	$—	$1,657,016
Midstream operations	—	—	107,189	—	—	107,189
Other	73,704	—	186,481	—	—	260,185
Total revenues	1,730,720	—	293,670	—	—	2,024,390

Costs and expenses:
Cost of sales - propane and other gas liquids sales	977,224	—	—	—	—	977,224
Cost of sales - midstream operations	—	—	76,590	—	—	76,590
Cost of sales - other	7,649	—	163,048	—	—	170,697
Operating expense	413,112	—	25,189	5,206	(6,154)	437,353
Depreciation and amortization expense	75,834	—	22,745	—	—	98,579
General and administrative expense	76,250	4	984	—	—	77,238
Equipment lease expense	24,213	—	60	—	—	24,273
Non-cash employee stock ownership plan compensation charge	24,713	—	—	—	—	24,713
Loss on asset sales and disposal	7,095	—	4	—	—	7,099

Operating income (loss)	124,630	(4)	5,050	(5,206)	6,154	130,624
				—	—
Interest expense	(72,765)	—	(8,499)	(2,622)	(341)	(84,227)
Other income (expense), net	(354)	—	—	5,813	(5,813)	(354)

Earnings (loss) before income taxes	51,511	(4)	(3,449)	(2,015)	—	46,043

Income tax expense (benefit)	292	—	(676)	—	—	(384)
Equity in earnings (loss) of subsidiaries	(4,792)	—	—	—	4,792	—

Net earnings (loss)	46,427	(4)	(2,773)	(2,015)	4,792	46,427

Other comprehensive income (loss)	(45,576)	—	2	(4)	2	(45,576)

Comprehensive income (loss)	$851	$(4)	$(2,771)	$(2,019)	$4,794	$851

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the year ended July 31, 2014
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$2,147,343	$—	$—	$—	$—	$2,147,343
Midstream operations	—	—	7,435	—	—	7,435
Other	77,460	—	173,622	—	—	251,082
Total revenues	2,224,803	—	181,057	—	—	2,405,860

Costs and expenses:
Cost of sales - propane and other gas liquids sales	1,456,388	—	—	—	—	1,456,388
Cost of sales - midstream operations	—	—	1,970	—	—	1,970
Cost of sales - other	7,640	—	148,542	—	—	156,182
Operating expense	429,089	—	20,919	7,057	(5,514)	451,551
Depreciation and amortization expense	79,255	—	4,947	—	—	84,202
General and administrative expense	64,824	5	327	—	—	65,156
Equipment lease expense	17,745	—	—	—	—	17,745
Non-cash employee stock ownership plan compensation charge	21,789	—	—	—	—	21,789
Loss on asset sales and disposal	6,492	—	(6)	—	—	6,486

Operating income (loss)	141,581	(5)	4,358	(7,057)	5,514	144,391

Interest expense	(64,508)	—	(4,839)	(2,824)	1,839	(70,332)
Loss on extinguishment of debt	(21,202)	—	—	—	—	(21,202)
Other income (expense), net	(479)	—	—	7,353	(7,353)	(479)

Earnings (loss) before income taxes	55,392	(5)	(481)	(2,528)	—	52,378

Income tax expense	703	—	1,768	—	—	2,471
Equity in earnings (loss) of subsidiaries	(4,782)	—	—	—	4,782	—

Net earnings (loss)	49,907	(5)	(2,249)	(2,528)	4,782	49,907

Other comprehensive income (loss)	4,530	—	(145)	—	145	4,530

Comprehensive income (loss)	$54,437	$(5)	$(2,394)	$(2,528)	$4,927	$54,437

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$102,569	$(9)	$89,728	$14,456	$6,000	$212,744

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(15,144)	—	—	—	—	(15,144)
Capital expenditures	(52,501)	—	(65,017)	—	—	(117,518)
Proceeds from sale of assets	17,089	—	—	—	—	17,089
Cash collected for purchase of interest in accounts receivable	—	—	—	946,804	(946,804)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(940,804)	940,804	—
Net changes in advances with consolidated entities	38,759	—	—	—	(38,759)	—
Other	(286)	—	—	—	—	(286)
Net cash provided by (used in) investing activities	(12,083)	—	(65,017)	6,000	(44,759)	(115,859)

Cash flows from financing activities:
Distributions	(269,541)	—	—	—	—	(269,541)
Contributions from Partners	30	—	—	—	—	30
Proceeds from increase in long-term debt	168,117	—	—	—	—	168,117
Payments on long-term debt	(14,959)	—	—	—	—	(14,959)
Net additions short-term borrowings	25,972	—	—	—	—	25,972
Net reductions in collateralized short-term borrowings	—	—	—	(6,000)	—	(6,000)
Net changes in advances with parent	—	9	(24,314)	(14,454)	38,759	—
Cash paid for financing costs	(1,214)	—	—	—	—	(1,214)
Net cash provided by (used in) financing activities	(91,595)	9	(24,314)	(20,454)	38,759	(97,595)

Effect of exchange rate changes on cash	2	—	—	(2)	—	—

Decrease in cash and cash equivalents	(1,107)	—	397	—	—	(710)
Cash and cash equivalents - beginning of year	5,579	1	20	—	—	5,600
Cash and cash equivalents - end of year	$4,472	$1	$417	$—	$—	$4,890

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31, 2015
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$197,740	$(4)	$(12,875)	$10,627	$21,000	$216,488

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(71,750)	—	(7,177)	—	—	(78,927)
Capital expenditures	(56,955)	—	(15,526)	—	—	(72,481)
Proceeds from sale of assets	5,905	—	—	—	—	5,905
Cash collected for purchase of interest in accounts receivable	—	—	—	1,299,325	(1,299,325)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(1,278,325)	1,278,325	—
Net changes in advances with consolidated entities	(24,493)	—	—	—	24,493	—
Other	(14)	—	—	—	—	(14)
Net cash used in investing activities	(147,307)	—	(22,703)	21,000	3,493	(145,517)

Cash flows from financing activities:
Distributions	(607,875)	—	—	—	—	(607,875)
Contributions from Partners	51,047	—	—	—	—	51,047
Proceeds from increase in long-term debt	628,134	—	—	—	—	628,134
Reductions in long-term debt	(119,457)	—	—	—	—	(119,457)
Net additions to short-term borrowings	5,800	—	—	—	—	5,800
Net additions to collateralized short-term borrowings	—	—	—	(21,000)	—	(21,000)
Net changes in advances with parent	—	4	35,114	(10,625)	(24,493)	—
Cash paid for financing costs	(10,301)	—	—	—	—	(10,301)
Net cash provided by (used in) financing activities	(52,652)	4	35,114	(31,625)	(24,493)	(73,652)

Effect of exchange rate changes on cash	—	—	—	(2)	—	(2)

Increase in cash and cash equivalents	(2,219)	—	(464)	—	—	(2,683)
Cash and cash equivalents - beginning of year	7,798	1	484	—	—	8,283
Cash and cash equivalents - end of year	$5,579	$1	$20	$—	$—	$5,600

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31, 2014
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$188,218	$(5)	$(17,339)	$(20,424)	$(9,000)	$141,450

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(33,569)	—	(128,450)	—	—	(162,019)
Capital expenditures	(49,509)	—	(3,063)	—	—	(52,572)
Proceeds from sale of assets	4,524	—	—	—	—	4,524
Cash collected for purchase of interest in accounts receivable	—	—	—	1,578,597	(1,578,597)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(1,587,597)	1,587,597	—
Net changes in advances with consolidated entities	(169,708)	—	—	—	169,708	—
Other	(23)	—	—	—	—	(23)
Net cash used in investing activities	(248,285)	—	(131,513)	(9,000)	178,708	(210,090)

Cash flows from financing activities:
Distributions	(178,426)	—	—	—	—	(178,426)
Contributions from Partners	51,626	—	—	—	—	51,626
Proceeds from increase in long-term debt	750,351	—	—	—	—	750,351
Reductions in long-term debt	(569,841)	—	—	—	—	(569,841)
Net reductions in short-term borrowings	19,465	—	—	—	—	19,465
Net additions to collateralized short-term borrowings	—	—	—	9,000	—	9,000
Net changes in advances with parent	—	5	149,279	20,424	(169,708)	—
Cash paid for financing costs	(11,414)	—	—	—	—	(11,414)
Net cash provided by (used in) financing activities	61,761	5	149,279	29,424	(169,708)	70,761

Effect of exchange rate changes on cash	(145)	—	—	—	—	(145)

Increase (decrease) in cash and cash equivalents	1,549	—	427	—	—	1,976
Cash and cash equivalents - beginning of year	6,249	1	57	—	—	6,307
Cash and cash equivalents - end of year	$7,798	$1	$484	$—	$—	$8,283

S.  Subsequent events

Termination of Bridger agreement with Jamex Marketing, LLC

In connection with the closing of our acquisition of Bridger in June 2015, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer.

As a result of concerns regarding the collectability of amounts owed to Bridger from Jamex under the Jamex TLA and certain other matters between Bridger and Jamex as further described in Note C - Asset impairments, Bridger, Jamex, Ferrellgas Partners and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas Partners purchasing certain Ferrellgas Partners common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas Partners does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future.

On September 1, 2016, Bridger and Ferrellgas Partners entered into a Termination, Settlement and Release Agreement (the “Jamex Termination Agreement”) with Jamex, certain of Jamex's affiliates, and James Ballengee (the owner of Jamex) pursuant to which:

(1)
Jamex agreed to execute and deliver a secured promissory note in favor of Bridger in original principal amount of $49.5 million (the "Jamex Secured Promissory Note") in satisfaction of all obligations owed to Bridger under the Jamex TLA;

(2)
Mr. Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee, executed and delivered a joint guarantee of the Jamex Secured Promissory Note obligations up to a maximum aggregate amount of $20.0 million;

(3)
The operating partnership agreed to provide Jamex with a $5.0 million revolving secured working capital facility evidenced by a revolving promissory note (the “Jamex Revolving Promissory Note” and, together with the Jamex Secured Promissory Note, the “Jamex Notes”);

(4)	The other Jamex entities agreed to execute and deliver a security agreement and a full guarantee of the obligations under the Jamex Notes;

(5)	Ferrellgas Partners paid approximately $16.9 million to Jamex and in return received (and cancelled) 0.9 million of Ferrellgas Partners' common units;

(6)
The parties agreed to terminate the Jamex TLA and certain other commercial agreements and arrangements between them, and release any claims between or among them that may exist (other than those arising under the Jamex Termination Agreement or the other agreements entered into in connection with the Jamex Termination Agreement); and

(7)	Ferrellgas Partners waived the remaining lockup provision applicable to Jamex under the Registration Rights Agreement dated June 24, 2015 to which Jamex is party.

The Jamex Secured Promissory Note has an annual interest rate of 7% (which rate would be reduced under certain circumstances), and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first payment, due December 17, 2016, will be an interest-only payment of approximately $1.0 million. The maturity date of the Jamex Secured Promissory Note will be December 17, 2021. Jamex will be allowed to prepay the Secured Promissory Note in whole or in part at any time.

The Jamex Revolving Promissory Note, which provides Jamex with access to working capital liquidity to meet their unrelated and ongoing crude oil marketing and other business needs, has an annual interest rate of 0% (which rate would be increased in case of a default), and contains certain conditions precedent to the operating partnership’s obligation to make any advances thereunder. Each borrowing under the Jamex Revolving Promissory Note must be repaid within 10 days, and the ultimate maturity date of the Jamex Revolving Promissory Note is the earlier of September 1, 2021 and the date on which all obligations under the Jamex Secured Promissory Note are repaid.

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including the remaining 3.9 million common units owned by those entities and any cash distributions and proceeds in respect thereof, which are to be held in a controlled account that can be seized by Ferrellgas, L.P. in the event of default.

During the year ended July 31, 2016, approximately 60% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owns a refinery in Trainer, Pennsylvania. Bridger is party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement has a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas, L.P. determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's largest customer in the future.

Secured credit facility and accounts receivable securitization facility amendments

Ferrellgas, L.P.'s secured credit facility and accounts receivable securitization facility requires the operating partnership to maintain a leverage ratio of no more than 5.5x. Ferrellgas, L.P.'s leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in Ferrellgas, L.P.'s secured credit facility and accounts receivable securitization facility. Ferrellgas, L.P.'s leverage ratio was 5.48x as of July 31, 2016, which equates to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. Based on Ferrellgas, L.P.'s current internal forecast we believe it is likely its leverage ratio will exceed 5.5x at the end of the fiscal quarter ending October 31, 2016. Accordingly, on September 27, 2016, Ferrellgas, L.P. entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which the leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

Because of this leverage ratio requirement Ferrellgas, L.P. is embarking on a strategy to reduce its debt. This strategy may include a reduction in Ferrellgas Partners' annual distribution, which will continue to be determined by the board of directors of our general partner on a quarter-by-quarter basis. As of the date of this Annual Report on Form 10-K, the quarterly distribution for the first quarter of fiscal 2017 has not been determined, but the general partner's board believes that it is possible that the annual distribution rate may be reduced from $2.05 to approximately $1.00 per common unit. Ferrellgas, L.P. believes that any such reduction, together with any other debt reducing actions taken, would likely remain in effect until its leverage ratio reaches a level that Ferrellgas, L.P. deems appropriate for its business.

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s consolidated financial statements were issued and, other than as discussed above, concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Finance Corp.
We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 28, 2016

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
BALANCE SHEETS
	July 31,
	2016	2015
ASSETS

Cash	$1,100	$1,100
Other current assets	1,500	—
Total assets	$2,600	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	61,820	53,267

Accumulated deficit	(60,220)	(53,167)
Total stockholder's equity	$2,600	$1,100
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF OPERATIONS
	For the year ended July 31,
	2016	2015	2014

General and administrative expense	$7,053	$4,108	$5,289

Net loss	$(7,053)	$(4,108)	$(5,289)
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY
			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity

July 31, 2013	1,000	$1,000	$43,870	$(43,770)	$1,100
Capital contribution	—	—	5,289	—	5,289
Net loss	—	—	—	(5,289)	(5,289)
July 31, 2014	1,000	1,000	49,159	(49,059)	1,100
Capital contribution	—	—	4,108	—	4,108
Net loss	—	—	—	(4,108)	(4,108)
July 31, 2015	1,000	1,000	53,267	(53,167)	1,100
Capital contribution	—	—	8,553	—	8,553
Net loss	—	—	—	(7,053)	(7,053)
July 31, 2016	1,000	$1,000	$61,820	$(60,220)	$2,600
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF CASH FLOWS
	For the year ended July 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(7,053)	$(4,108)	$(5,289)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,500)	—	—
Cash used in operating activities	(8,553)	(4,108)	(5,289)

Cash flows from financing activities:
Capital contribution	8,553	4,108	5,289
Cash provided by financing activities	8,553	4,108	5,289

Change in cash	—	—	—
Cash - beginning of year	1,100	1,100	1,100
Cash - end of year	$1,100	$1,100	$1,100

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

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2016, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $23,445 associated with the net operating loss carryforward of $60,271, which expires at various dates through July 31, 2036, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2016, 2015 or 2014, and there is no net deferred tax asset as of July 31, 2016 and 2015.

D.    Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2016 and 2015 and Statements of Operations and Cash Flows for the years ended July 31, 2016, 2015 and 2014	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2016, 2015 and 2014	S-4

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2016, 2015 and 2014	S-5

		Schedule 1
FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)
	July 31,
	2016	2015
ASSETS

Cash and cash equivalents	$75	$2,052
Prepaid expenses and other current assets	18	74
Investment in Ferrellgas, L.P.	—	386,171
Total assets	$93	$388,297

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Other current liabilities	$2,006	$4,511

Long-term debt	180,454	180,032
Investment in Ferrellgas, L.P.	464,690	—

Partners' capital (deficit)
Common unitholders (98,002,665 and 100,376,789 units outstanding at 2016 and 2015, respectively)	(570,754)	299,730
General partner (989,926 and 1,013,907 units outstanding at 2016 and 2015, respectively)	(65,835)	(57,042)
Accumulated other comprehensive loss	(10,468)	(38,934)
Total Ferrellgas Partners, L.P. partners' capital (deficit)	(647,057)	203,754
Total liabilities and partners' capital	$93	$388,297

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF OPERATIONS
(in thousands)
	For the year ended July 31,
	2016	2015	2014
Equity in earnings (loss) of Ferrellgas, L.P.	$(648,771)	$45,958	$49,403
Operating expense	—	104	23
General and administrative expense	520	—	—

Operating income (loss)	(649,291)	45,854	49,426

Interest expense	(16,119)	(16,169)	(16,170)
Income tax expense (benefit)	5	(69)	(45)
Other income	0	4	0
Net earnings (loss)	$(665,415)	$29,620	$33,211

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(665,415)	29,620	33,211
Reconciliation of net earnings (loss) to net cash used in operating activities:
Other	(1,743)	2,922	426
Equity in earnings (loss) of Ferrellgas, L.P.	648,771	(45,958)	(49,403)
Net cash used in operating activities	(18,387)	(13,416)	(15,766)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(562,500)	—
Distributions received from Ferrellgas, L.P.	266,818	601,736	176,623
Cash contributed to Ferrellgas, L.P.	—	(42,224)	(51,105)
Net cash provided by (used in) investing activities	266,818	(2,988)	125,518

Cash flows from financing activities:
Distributions paid to common and general partner unitholders	(204,160)	(167,105)	(160,925)
Cash paid for financing costs	—	—	(94)
Issuance of common units (net of issuance costs of $0, $648, and $0 for the years ended July 31, 2016, 2015, and 2014)	—	181,008	50,000
Repurchase of common units (including fees of $34, $0 and $0 for the years ended July 31, 2016, 2015 and 2014)	(46,432)	—	—
Proceeds from exercise of common unit options	182	91	605
Cash contribution from general partners in connection with common unit issuances	2	4,456	511
Net cash provided by (used in) financing activities	(250,408)	18,450	(109,903)

Increase (decrease) in cash and cash equivalents	(1,977)	2,046	(151)
Cash and cash equivalents - beginning of year	2,052	6	157
Cash and cash equivalents - end of year	75	2,052	6

					Schedule II
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2016

Allowance for doubtful accounts	$4,816	$1,703	$(993)	(1)	$5,526

Year ended July 31, 2015

Allowance for doubtful accounts	$4,756	$3,419	$(3,359)	(1)	$4,816

Year ended July 31, 2014

Allowance for doubtful accounts	$3,607	$3,419	$(2,270)	(1)	$4,756

(1)	Uncollectible accounts written off, net of recoveries.

					Schedule II
FERRELLGAS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2016

Allowance for doubtful accounts	$4,816	$1,703	$(993)	(1)	$5,526

Year ended July 31, 2015

Allowance for doubtful accounts	$4,756	$3,419	$(3,359)	(1)	$4,816

Year ended July 31, 2014

Allowance for doubtful accounts	$3,607	$3,419	$(2,270)	(1)	$4,756

(1)	Uncollectible accounts written off, net of recoveries.

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

	10.5
Amendment No. 4 to Credit Agreement and Amendment No. 2 to Security Agreement, dated as of May 29, 2015, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 9, 2015.

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

	10.9
Second Amendment to Receivables Purchase Agreement dated as of April 1, 2014, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 4, 2014.

	10.10
Third Amendment to Receivables Purchase Agreement dated as of July 27, 2016, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2016.

#	10.11
Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed March 10, 2010.

#	10.12
Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed September 29, 2014.

#	10.13	Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.
#	10.14
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

	10.18
ISDA 2002 Master Agreement and Schedule to the 2002 ISDA Master Agreement both dated as of May 3, 2012 together with three Confirmation of Swap Transaction documents each dated as of May 8, 2012, all between SunTrust Bank and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed June 8, 2012.

#	10.19
Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed March 9, 2012.

	10.20
Membership interest purchase agreement dated May 1, 2014, among Ferrellgas, L.P. and the former members of Sable Environmental LLC and Sable SWD 2 LLC. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 1, 2014.

#	10.21	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed September 29, 2015.
#	10.22
Employment agreement dated July 10, 2015 by and between Ferrellgas, Inc. as the company and Alan C. Heitmann as the executive. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 15, 2015.

#	10.23
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

	#	10.25
Employment agreement dated as of May 28, 2015 by and between Ferrellgas, Inc. as the company and Thomas M. Van Buren as the executive. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed September 29, 2015.

	+	10.26
Transportation Logistics Agreement, dated May 29, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed September 29, 2015.

		10.27
Termination, Settlement and Release Agreement dated September 1, 2016, by and between Jamex, LLC, Jamex Marketing, LLC, Jamex Unitholder, LLC, and, together with Jamex and Jamex Parent, and James Ballengee, on the one hand, and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 2, 2016.

	#	10.28
Agreement and Release dated as of October 21, 2015 by and between Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P., Ferrellgas, L.P. and Boyd H. McGathey as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 2, 2016.

		10.29
Common Unit Repurchase Agreement, dated as of November 13, 2015, by and between Jamex Marketing, LLC and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 13, 2015.

		10.30
Secured Promissory Note dated September 1, 2016 between Jamex Marketing, LLC and Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 2, 2016.

		10.31
Secured Revolving Promissory Note dated September 1, 2016 between Jamex Marketing, LLC and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed September 2, 2016.

		10.32
Guaranty Agreement dated September 1, 2016 by James Ballengee and Bacchus Capital Trading, LLC in favor of Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed September 2, 2016.

		10.33
Guaranty Agreement (Term Note) dated September 1, 2016 by the Guarantors party thereto in favor of Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed September 2, 2016.

		10.34
Guaranty Agreement (Working Capital Note) dated September 1, 2016 by the Guarantors party thereto in favor of Ferrellgas, L.P. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed September 2, 2016.

		10.35
Security Agreement dated September 1, 2016 by the Grantors party thereto in favor of Ferrellgas, L.P. as collateral agent for itself and for the benefit of Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed September 2, 2016.

*		10.36	Agreement and release dated September 27, 2016 by and between Stephen L. Wambold and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P.
*		10.37
Amendment No. 5 to Credit Agreement dated as of September 27, 2016, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto.

*		10.38
Fourth Amendment to Receivables Purchase Agreement dated as of September 27, 2016, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent.

*		21.1	List of subsidiaries
*		23.1
Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2016.

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

E-4