Form 10-Q
period 2016-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2016-12-09
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At November 30, 2016, the registrants had common units or shares of common stock outstanding as follows:

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	October 31, 2016	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,639	$4,965
Accounts and notes receivable, net (including $105,320 and $106,464 of accounts receivable pledged as collateral at October 31, 2016 and July 31, 2016, respectively)	148,283	149,583
Inventories	100,296	90,594
Prepaid expenses and other current assets	31,820	39,973
Total current assets	293,038	285,115

Property, plant and equipment, net	757,940	774,680
Goodwill, net	256,103	256,103
Intangible assets (net of accumulated amortization of $412,425 and $404,271 at October 31, 2016 and July 31, 2016, respectively)	272,031	280,185
Other assets, net	88,103	87,223
Total assets	$1,667,215	$1,683,306

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$74,788	$67,928
Short-term borrowings	96,824	101,291
Collateralized note payable	74,000	64,000
Other current liabilities	170,527	128,958
Total current liabilities	416,139	362,177

Long-term debt	1,965,219	1,941,335
Other liabilities	32,755	31,574
Contingencies and commitments (Note K)

Partners' deficit:
Common unitholders (97,152,665 and 98,002,665 units outstanding at October 31, 2016 and July 31, 2016, respectively)	(673,516)	(570,754)
General partner unitholder (989,926 units outstanding at October 31, 2016 and July 31, 2016)	(66,713)	(65,835)
Accumulated other comprehensive loss	(1,186)	(10,468)
Total Ferrellgas Partners, L.P. partners' deficit	(741,415)	(647,057)
Noncontrolling interest	(5,483)	(4,723)
Total partners' deficit	(746,898)	(651,780)
Total liabilities and partners' deficit	$1,667,215	$1,683,306
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	For the three months ended October 31,
	2016	2015
Revenues:
Propane and other gas liquids sales	$242,399	$245,301
Midstream operations	108,044	193,670
Other	29,099	32,175
Total revenues	379,542	471,146

Costs of sales:
Cost of sales - propane and other gas liquids sales	119,212	121,751
Cost of sales - midstream operations	94,642	153,604
Cost of sales - other	11,746	14,448
Operating expense	105,086	116,199
Depreciation and amortization expense	26,202	36,979
General and administrative expense	14,269	19,144
Equipment lease expense	7,349	7,032
Non-cash employee stock ownership plan compensation charge	3,754	5,256
Asset impairments	—	29,316
Loss on asset sales and disposal	6,423	14,917

Operating loss	(9,141)	(47,500)

Interest expense	(35,428)	(33,788)
Other income (expense), net	508	(122)

Loss before income taxes	(44,061)	(81,410)

Income tax benefit	(590)	(844)

Net loss	(43,471)	(80,566)

Net loss attributable to noncontrolling interest	(398)	(773)

Net loss attributable to Ferrellgas Partners, L.P.	(43,073)	(79,793)

Less: General partner's interest in net loss	(431)	(798)

Common unitholders' interest in net loss	$(42,642)	$(78,995)

Basic and diluted net loss per common unitholders' interest	$(0.44)	$(0.79)

Cash distributions declared per common unit	$0.10	$0.5125
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the three months ended October 31,
	2016	2015

Net loss	$(43,471)	$(80,566)
Other comprehensive income:
Change in value of risk management derivatives	5,138	384
Reclassification of losses on derivatives to earnings, net	4,238	8,226
Other comprehensive income	9,376	8,610
Comprehensive loss	(34,095)	(71,956)
Less: Comprehensive loss attributable to noncontrolling interest	(304)	(686)
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(33,791)	$(71,270)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive loss	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder			Non-controlling interest
Balance at July 31, 2016	98,002.7	989.9	$(570,754)	$(65,835)	$(10,468)	$(647,057)	$(4,723)	$(651,780)
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	5,522	56	—	5,578	57	5,635
Distributions	—	—	(49,791)	(503)	—	(50,294)	(513)	(50,807)
Common unit repurchases	(850.0)	—	(15,851)	—	—	(15,851)	—	(15,851)
Net loss	—	—	(42,642)	(431)	—	(43,073)	(398)	(43,471)
Other comprehensive income	—	—	—	—	9,282	9,282	94	9,376
Balance at October 31, 2016	97,152.7	989.9	$(673,516)	$(66,713)	$(1,186)	$(741,415)	$(5,483)	$(746,898)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(43,471)	$(80,566)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	26,202	36,979
Non-cash employee stock ownership plan compensation charge	3,754	5,256
Non-cash stock-based compensation charge	1,881	8,122
Asset impairments	—	29,316
Loss on asset sales and disposal	6,423	14,917
Change in fair value of contingent consideration	—	(100)
Provision for doubtful accounts	9	952
Deferred income tax expense	143	280
Other	1,302	1,409
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	1,310	9,484
Inventories	(9,702)	675
Prepaid expenses and other current assets	8,032	5,997
Accounts payable	7,049	(20,139)
Accrued interest expense	28,495	28,600
Other current liabilities	21,251	(3,468)
Other assets and liabilities	1,872	3,134
Net cash provided by operating activities	54,550	40,848

Cash flows from investing activities:
Capital expenditures	(10,005)	(25,607)
Proceeds from sale of assets	2,279	3,575
Other	—	(14)
Net cash used in investing activities	(7,726)	(22,046)

Cash flows from financing activities:
Distributions	(50,294)	(51,963)
Proceeds from issuance of long-term debt	25,626	21,321
Payments on long-term debt	(2,261)	(4,380)
Net additions to (reductions) in short-term borrowings	(4,467)	20,072
Net additions to (reductions in) collateralized short-term borrowings	10,000	(2,000)
Cash paid for financing costs	(1,390)	(142)
Noncontrolling interest activity	(513)	(500)
Repurchase of common units	(15,851)	—
Cash contribution from general partner in connection with common unit issuances	—	30
Net cash used in financing activities	(39,150)	(17,562)

Net change in cash and cash equivalents	7,674	1,240
Cash and cash equivalents - beginning of period	4,965	7,652
Cash and cash equivalents - end of period	$12,639	$8,892
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of October 31, 2016, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

•
Midstream operations consists of one reportable operating segment: crude oil logistics. The crude oil logistics segment ("Bridger") primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger services include transportation through its operation of a fleet of trucks, tank trailers, railcars, pipeline injection stations and a barge. Bridger primarily operates in major oil and gas basins across the continental United States. Bridger also enters into crude oil purchase and sale arrangements.

Due to seasonality, the results of operations for the three months ended October 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2017.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas' Annual Report on Form 10-K for fiscal 2016.

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

(2) New accounting standards:

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

FASB Accounting Standard Update No. 2015-02 and No. 2016-17
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis which provides additional guidance on the consolidation of limited partnerships and on the evaluation of variable interest entities. In October 2016, the FASB issued ASU 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control which amended certain aspects of the additional guidance in ASU 2015-02. We adopted ASU 2015-02 and ASU 2016-17 effective August 1, 2016. The adoption of these standards did not impact our consolidated financial statements.

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

C. Significant transactions

Termination of Bridger agreement with Jamex Marketing, LLC

In connection with the closing of our acquisition of Bridger in June 2015, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer at that time.

As a result of concerns regarding the collectability of amounts owed to Bridger from Jamex under the Jamex TLA and certain other matters between Bridger and Jamex, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas purchasing certain Ferrellgas common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's former largest customer in the future.

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

(5)
Ferrellgas paid approximately $16.9 million to Jamex and in return received 0.9 million of Ferrellgas Partners' common units, which were cancelled upon receipt, and approximately 23 thousand barrels of crude oil;

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7% (which rate would be reduced under certain circumstances, including if Ferrellgas' quarterly distributions are less than $0.25 per common unit; accordingly, as a result of the distribution declared on November 22, 2016, the interest rate will decrease to 2.8%), and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first payment, due December 17, 2016, will be an interest-only payment. The maturity date of the Jamex Secured Promissory Note will be December 17, 2021. Jamex will be allowed to prepay the Secured Promissory Note in whole or in part at any time.

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

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including common units, actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default.

During the year ended July 31, 2016, approximately 60% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, Ferrellgas negotiated a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's former largest customer in the future.

D. Supplemental financial statement information

Inventories consist of the following:

	October 31, 2016	July 31, 2016
Propane gas and related products	$68,336	$59,726
Crude oil	6,066	4,642
Appliances, parts and supplies	25,894	26,226
Inventories	$100,296	$90,594

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms generally up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2016, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 93.4 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	October 31, 2016	July 31, 2016
Note receivable - Jamex	$40,000	$39,760
Other	48,103	47,463
Other assets, net	$88,103	$87,223

Other current liabilities consist of the following:

	October 31, 2016	July 31, 2016
Accrued interest	$45,118	$16,623
Accrued payroll	25,738	13,438
Customer deposits and advances	40,238	27,391
Price risk management liabilities	8,030	18,401
Other	51,403	53,105
Other current liabilities	$170,527	$128,958

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2016	2015
Operating expense	$41,810	$40,535
Depreciation and amortization expense	1,026	1,115
Equipment lease expense	6,666	6,429
	$49,502	$48,079

Loss on asset sales and disposal consists of the following:

	For the three months ended October 31,
	2016	2015
Loss on assets held for sale	$—	$12,112
Loss on sale of assets held for sale	—	1,259
Loss on sale of assets and other	6,423	1,546
Loss on asset sales and disposal	$6,423	$14,917

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2016	2015
Cash paid for:
Interest	$5,631	$3,780
Non-cash investing and financing activities:
Change in accruals for property, plant and equipment additions	$(189)	$1,727

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2016	July 31, 2016
Accounts receivable pledged as collateral	$105,320	$106,464
Accounts receivable	37,515	43,148
Note receivable - Jamex, current portion	8,055	5,000
Other	170	38
Less: Allowance for doubtful accounts	(2,777)	(5,067)
Accounts and notes receivable, net	$148,283	$149,583

On September 27, 2016, Ferrellgas entered into a fourth amendment to its accounts receivable securitization facility to modify the maximum leverage ratio covenant as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

The leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in Ferrellgas' secured credit facility. Ferrellgas' leverage ratio was 5.81x as of October 31, 2016.

At October 31, 2016, $105.3 million of trade accounts receivable were pledged as collateral against $74.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2016, $106.5 million of trade accounts receivable were pledged as collateral against $64.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2016, Ferrellgas had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2016, Ferrellgas had received cash proceeds of $64.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.7% and 3.0% as of October 31, 2016 and July 31, 2016, respectively.

F.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2016 and July 31, 2016, $96.8 million and $101.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

On September 27, 2016, Ferrellgas entered into a fifth amendment to our secured credit facility to modify the maximum leverage ratio covenant as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

The leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in Ferrellgas' secured credit facility. Ferrellgas' leverage ratio was 5.81x as of October 31, 2016, which equates to headroom of $78.9 million or 4.0%. Because of this leverage ratio requirement Ferrellgas continues to execute on a strategy to reduce its debt. This strategy may include issuance of equity, issuance of debt not subject to its leverage ratio calculations, asset sales or a further reduction in Ferrellgas' annual distribution, which was reduced during the quarter ended October 31, 2016 from an annualized rate of $2.05 to $0.40 per common unit. We believe that any debt reducing actions taken would likely remain in effect until Ferrellgas' leverage ratio reaches 4.5x or a level that Ferrellgas deems appropriate for its business. However, if weather continues to remain unseasonably warm or our debt reduction initiatives are unsuccessful, Ferrellgas believes it is possible its leverage ratio will exceed 5.95x at the end of the fiscal quarter ending January 31, 2017.

As of October 31, 2016, Ferrellgas had total borrowings outstanding under its secured credit facility of $415.0 million, of which $318.2 million was classified as long-term debt. Ferrellgas had $173.6 million of capacity under our secured credit facility as of October 31, 2016. However, the leverage ratio covenant under this facility limits additional borrowings to $78.9 million as of October 31, 2016. As of July 31, 2016, Ferrellgas had total borrowings outstanding under its secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt. Ferrellgas had $219.3 million of capacity under our secured credit facility as of July 31, 2016. However, the leverage ratio covenant under this facility limited additional borrowings to $8.1 million as of July 31, 2016. Borrowings outstanding at October 31, 2016 and July 31, 2016 under the secured credit facility had weighted average interest rates of 4.1% and 3.7%, respectively.

The obligations under this credit facility are secured by substantially all assets of Ferrellgas, the general partner and certain subsidiaries of Ferrellgas but specifically excluding (a) assets that are subject to Ferrellgas’ accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interests in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of Ferrellgas.

Letters of credit outstanding at October 31, 2016 totaled $111.4 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At October 31, 2016, Ferrellgas had remaining letter of credit capacity of $88.6 million. At July 31, 2016, Ferrellgas had remaining letter of credit capacity of $113.7 million.

G.  Partners' deficit

As of October 31, 2016 and July 31, 2016, limited partner units were beneficially owned by the following:

	October 31, 2016	July 31, 2016
Public common unitholders (1)	69,612,939	70,462,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”
(2) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at October 31, 2016.
(3) FCI Trading is an affiliate of the general partner and thus a related party.
(4) Ferrell Propane is controlled by the general partner and thus a related party.
(5) James E. Ferrell is the Interim Chief Executive Officer and President of the general partner; and is Chairman of the Board of Directors of the general partner and thus a related party. JEF Capital Management owns 4,758,859 of these common units and is wholly-owned by the James E. Ferrell Revocable Trust Two for which James E. Ferrell is the trustee and sole beneficiary. The remaining 4,616 common units are held by Ferrell Resources Holding, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended October 31,
	2016	2015
Public common unitholders	$35,678	$37,330
Ferrell Companies	11,546	11,546
FCI Trading Corp.	100	100
Ferrell Propane, Inc.	26	26
James E. Ferrell	2,441	2,441
General partner	503	520
	$50,294	$51,963

On November 22, 2016, Ferrellgas Partners declared a cash distribution of $0.10 per common unit for the three months ended October 31, 2016, which is expected to be paid on December 15, 2016. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$2,253
FCI Trading Corp.	20
Ferrell Propane, Inc.	5
James E. Ferrell	476
General partner	98

See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2016 and 2015.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2016, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

During the three months ended October 31, 2015, the general partner made non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2016 and July 31, 2016:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$4,133	$—	$4,133
Commodity derivatives	$—	$6,672	$—	$6,672
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(2,645)	$—	$(2,645)
Commodity derivatives	$—	$(6,482)	$—	$(6,482)

July 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$5,830	$—	$5,830
Commodity derivatives	$—	$8,241	$—	$8,241
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,553)	$—	$(3,553)
Commodity derivatives	$—	$(17,689)	$—	$(17,689)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount of the Jamex note receivable, a financial instrument classified in "Other assets, net" on the consolidated balance sheet, approximates fair value due to the market interest rate. At October 31, 2016 and July 31, 2016, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,979.9 million and $1,920.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

I.  Derivative instruments and hedging activities

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

Derivative instruments and hedging activity

During the three months ended October 31, 2016 and 2015, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of October 31, 2016 and July 31, 2016:

	October 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,458	Other current liabilities	$3,820
Commodity derivatives-propane	Other assets, net	3,738	Other liabilities	370
Interest rate swap agreements	Prepaid expenses and other current assets	1,467	Other current liabilities	1,919
Interest rate swap agreements	Other assets, net	2,666	Other liabilities	726
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	2,119
Commodity derivatives- crude oil	Prepaid expenses and other current assets	476	Other current liabilities	173
	Total	$10,805	Total	$9,127

	July 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,263	Other current liabilities	$10,184
Commodity derivatives-propane	Other assets, net	3,056	Other liabilities	1,597
Interest rate swap agreements	Prepaid expenses and other current assets	1,654	Other current liabilities	2,309
Interest rate swap agreements	Other assets, net	4,176	Other liabilities	1,244
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,996
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,922	Other current liabilities	1,912
	Total	$14,071	Total	$21,242

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin balances as of October 31, 2016 and July 31, 2016, respectively:

	October 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$3,298	Other current liabilities	$747
	Other assets, net	1,287	Other liabilities	2,696
		$4,585		$3,443

	July 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$8,252	Other current liabilities	$—
	Other assets, net	1,275	Other liabilities	—
		$9,527		$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three months ended October 31, 2016 and 2015 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense	$420	$537	$(2,275)	$(2,275)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive loss for the three months ended October 31, 2016 and 2015 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$4,873	Cost of sales-propane and other gas liquids sales	$(3,596)	$—
Interest rate swap agreements	265	Interest expense	(642)	—
	$5,138		$(4,238)	$—

	For the three months ended October 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$1,585	Cost of sales-propane and other gas liquids sales	$(7,449)	$—
Interest rate swap agreements	(1,201)	Interest expense	(777)	—
	$384		$(8,226)	$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three months ended October 31, 2016 and 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended October 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,241)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,027	Operating expense

	For the three months ended October 31, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - vehicle fuel	$(1,038)	Operating expense

The changes in derivatives included in AOCI for the three months ended October 31, 2016 and 2015 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2016	2015
Beginning balance	$(9,815)	$(38,906)
Change in value of risk management commodity derivatives	4,873	1,585
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	3,596	7,449
Change in value of risk management interest rate derivatives	265	(1,201)
Reclassification of gains and losses on interest rate hedges to interest expense	642	777
Ending balance	$(439)	$(30,296)

Ferrellgas expects to reclassify net losses related to the risk management commodity derivatives of approximately $1.4 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2016, Ferrellgas had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2016, Ferrellgas had financial derivative contracts covering 2.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of October 31, 2016, Ferrellgas had financial derivative contracts covering 0.1 million barrels of diesel and 21 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of October 31, 2016, Ferrellgas had financial derivative contracts covering 0.2 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2016, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is $2.7 million.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas' debt rating. As of October 31, 2016, a downgrade in Ferrellgas' debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on October 31, 2016 and Ferrellgas had posted no collateral in the normal course of business related to such derivatives.

J.    Transactions with related parties

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf and are reported in the condensed consolidated statements of operations as follows:

	For the three months ended October 31,
	2016	2015
Operating expense	$55,714	$56,010

General and administrative expense	$8,583	$7,093

See additional discussions about transactions with the general partner and related parties in Note G – Partners’ deficit.

K.    Contingencies and commitments

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

Ferrellgas has been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. A derivative lawsuit with similar allegations has been filed in state court in Missouri naming Ferrellgas and several current and former officers and directors as defendants. Ferrellgas believes that it has defenses and will vigorously defend these cases. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative action.

On October 21, 2016, Julio E. Rios II, an Executive Vice President of the general partner and the President and Chief Executive Officer of Bridger Logistics, LLC, and Jeremy H. Gamboa, also an Executive Vice President of the general partner and the Chief Operating Officer of Bridger Logistics, LLC both delivered notice of "good reason" for resignation to the general partner pursuant to their employment agreements alleging that the general partner had materially diminished their responsibilities and stating their intention to resign as a result if such purported material diminution is not cured within 30 days.

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements.  Each has indicated that they intend to make a claim for severance.  The general partner denies that Mr. Rios and Mr. Gamboa had "good reason" to resign and has other defenses to their claims for severance.  Ferrellgas does not believe a loss is probable or reasonably estimable at this time related to this matter.

L.    Net earnings per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the condensed consolidated statements of operations for the periods indicated. Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed according to the incentive distribution rights in the Ferrellgas partnership agreement. Due to the seasonality of the propane business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows:

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was no dilutive effect resulting from this method based on basic and diluted net earnings per common unitholders' interest for the three months ended October 31, 2016 or 2015.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended October 31,
	2016	2015
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net loss	$(42,642)	$(78,995)

Weighted average common units outstanding - basic	97,457.6	100,376.8
Dilutive securities	—	—
Weighted average common units outstanding - diluted	97,457.6	100,376.8

Basic and diluted net loss per common unitholders’ interest	$(0.44)	$(0.79)

M.    Segment reporting

Following is a summary of segment information for the three months ended October 31, 2016 and 2015:

	Three months ended October 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$271,498	$106,327	$2,946	$(1,229)	$379,542
Direct costs (1)	237,014	101,556	13,831	(1,878)	350,523
Adjusted EBITDA	$34,484	$4,771	$(10,885)	$649	$29,019

	Three months ended October 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$277,476	$189,373	$4,297	$—	$471,146
Direct costs (1)	241,877	164,570	15,800	—	422,247
Adjusted EBITDA	$35,599	$24,803	$(11,503)	$—	$48,899

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

Following is a reconciliation of Ferrellgas' total segment performance measure to condensed consolidated net loss:

	Three months ended October 31,
	2016	2015
Net loss attributable to Ferrellgas Partners, L.P.	$(43,073)	$(79,793)
Income tax benefit	(590)	(844)
Interest expense	35,428	33,788
Depreciation and amortization expense	26,202	36,979
EBITDA	17,967	(9,870)
Non-cash employee stock ownership plan compensation charge	3,754	5,256
Non-cash stock-based compensation charge	1,881	8,122
Asset impairments	—	29,316
Loss on asset sales and disposal	6,423	14,917
Other (income) expense, net	(508)	122
Change in fair value of contingent consideration	—	(100)
Severance costs	1,469	856
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(1,569)	1,038
Acquisition and transition expenses	—	15
Net loss attributable to noncontrolling interest	(398)	(773)
Adjusted EBITDA	$29,019	$48,899

Following are total assets by segment:

Assets	October 31, 2016	July 31, 2016
Propane and related equipment sales	$1,255,584	$1,202,214
Midstream operations - crude oil logistics	228,708	275,303
Corporate and unallocated	182,923	205,789
Total consolidated assets	$1,667,215	$1,683,306

Following are capital expenditures by segment:

	Three months ended October 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate and other	Total
Capital expenditures:
Maintenance	$1,831	$127	$1,306	$3,264
Growth	5,414	—	—	5,414
Total	$7,245	$127	$1,306	$8,678

	Three months ended October 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate and other	Total
Capital expenditures:
Maintenance	$5,898	$—	$284	$6,182
Growth	8,615	3,303	6,401	18,319
Total	$14,513	$3,303	$6,685	$24,501

N. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2016	July 31, 2016
ASSETS
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	19,839	19,747
Accumulated deficit	(19,839)	(19,747)
Total stockholder's equity	$1,000	$1,000
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended October 31,
	2016	2015

General and administrative expense	$92	$50

Net loss	$(92)	$(50)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(92)	$(50)
Cash used in operating activities	(92)	(50)

Cash flows from financing activities:
Capital contribution	92	50
Cash provided by financing activities	92	50

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	October 31, 2016	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,565	$4,890
Accounts and notes receivable, net (including $105,320 and $106,464 of accounts receivable pledged as collateral at October 31, 2016 and July 31, 2016, respectively)	148,283	149,583
Inventories	100,296	90,594
Prepaid expenses and other current assets	31,803	39,955
Total current assets	292,947	285,022

Property, plant and equipment, net	757,940	774,680
Goodwill, net	256,103	256,103
Intangible assets (net of accumulated amortization of $412,425 and $404,271 at October 31, 2016 and July 31, 2016, respectively)	272,031	280,185
Other assets, net	88,103	87,223
Total assets	$1,667,124	$1,683,213

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$74,788	$67,928
Short-term borrowings	96,824	101,291
Collateralized note payable	74,000	64,000
Other current liabilities	164,597	126,952
Total current liabilities	410,209	360,171

Long-term debt	1,784,660	1,760,881
Other liabilities	32,755	31,574
Contingencies and commitments (Note K)

Partners' deficit:
Limited partner	(553,831)	(454,222)
General partner	(5,485)	(4,631)
Accumulated other comprehensive loss	(1,184)	(10,560)
Total partners' deficit	(560,500)	(469,413)
Total liabilities and partners' deficit	$1,667,124	$1,683,213
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	For the three months ended October 31,
	2016	2015
Revenues:
Propane and other gas liquids sales	$242,399	$245,301
Midstream operations	108,044	193,670
Other	29,099	32,175
Total revenues	379,542	471,146

Costs of sales:
Cost of sales - propane and other gas liquids sales	119,212	121,751
Cost of sales - midstream operations	94,642	153,604
Cost of sales - other	11,746	14,448
Operating expense	105,086	116,199
Depreciation and amortization expense	26,202	36,979
General and administrative expense	14,269	19,144
Equipment lease expense	7,349	7,032
Non-cash employee stock ownership plan compensation charge	3,754	5,256
Asset impairments	—	29,316
Loss on asset sales and disposal	6,423	14,917

Operating loss	(9,141)	(47,500)

Interest expense	(31,398)	(29,758)
Other income (expense), net	508	(122)

Loss before income taxes	(40,031)	(77,380)

Income tax benefit	(591)	(844)

Net loss	$(39,440)	$(76,536)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2016	2015

Net loss	$(39,440)	$(76,536)
Other comprehensive income:
Change in value of risk management derivatives	5,138	384
Reclassification of losses on derivatives to earnings, net	4,238	8,226
Other comprehensive income	9,376	8,610
Comprehensive loss	$(30,064)	$(67,926)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	loss	deficit

Balance at July 31, 2016	$(454,222)	$(4,631)	$(10,560)	$(469,413)
Contributions in connection with non-cash ESOP and stock-based compensation charges	5,578	57	—	5,635
Distributions	(66,145)	(513)	—	(66,658)
Net loss	(39,042)	(398)	—	(39,440)
Other comprehensive income	—	—	9,376	9,376
Balance at October 31, 2016	$(553,831)	$(5,485)	$(1,184)	$(560,500)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(39,440)	$(76,536)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	26,202	36,979
Non-cash employee stock ownership plan compensation charge	3,754	5,256
Non-cash stock-based compensation charge	1,881	8,122
Asset impairments	—	29,316
Loss on asset sales and disposal	6,423	14,917
Change in fair value of contingent consideration	—	(100)
Provision for doubtful accounts	9	952
Deferred income tax expense (benefit)	143	280
Other	1,197	1,304
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	1,310	9,200
Inventories	(9,702)	675
Prepaid expenses and other current assets	8,031	6,114
Accounts payable	7,049	(20,139)
Accrued interest expense	24,571	24,676
Other current liabilities	21,251	(1,504)
Other assets and liabilities	1,872	3,134
Net cash provided by operating activities	54,551	42,646

Cash flows from investing activities:
Capital expenditures	(10,005)	(25,607)
Proceeds from sale of assets	2,279	3,575
Other	—	(14)
Net cash used in investing activities	(7,726)	(22,046)

Cash flows from financing activities:
Distributions	(66,658)	(52,493)
Contributions from partners	—	30
Proceeds from issuance of long-term debt	25,626	21,321
Payments on long-term debt	(2,261)	(4,380)
Net reductions in short-term borrowings	(4,467)	20,072
Net additions to collateralized short-term borrowings	10,000	(2,000)
Cash paid for financing costs	(1,390)	(142)
Net cash used in financing activities	(39,150)	(17,592)

Net change in cash and cash equivalents	7,675	3,008
Cash and cash equivalents - beginning of period	4,890	5,600
Cash and cash equivalents - end of period	$12,565	$8,608
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise designated)
  (unaudited)
A.    Partnership organization and formation

Ferrellgas, L.P. is a limited partnership that owns and operates propane distribution and related assets, crude oil transportation and logistics related assets and salt water disposal wells in south Texas. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P.

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

•
Midstream operations consists of one reportable operating segment: crude oil logistics. The crude oil logistics segment ("Bridger") primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger services include transportation through its operation of a fleet of trucks, tank trailers, railcars, pipeline injection terminals, and a barge. Bridger primarily operates in major oil and gas basins across the continental United States. Bridger also enters into crude oil purchase and sale arrangements.

Due to seasonality, the results of operations for the three months ended October 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2017.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2016.

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

(2) New accounting standards:

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

FASB Accounting Standard Update No. 2015-02 and No. 2016-17
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis which provides additional guidance on the consolidation of limited partnerships and on the evaluation of variable interest entities. In October 2016, the FASB issued ASU 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control which amended certain aspects of the additional guidance in ASU 2015-02. We adopted ASU 2015-02 and ASU 2016-17 effective August 1, 2016. The adoption of these standards did not impact our consolidated financial statements.

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

C. Significant transactions

Termination of Bridger agreement with Jamex Marketing, LLC

In connection with the closing of our acquisition of Bridger in June 2015, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer at that time.

As a result of concerns regarding the collectability of amounts owed to Bridger from Jamex under the Jamex TLA and certain other matters between Bridger and Jamex, Bridger, Jamex, Ferrellgas Partners and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas Partners purchasing certain Ferrellgas Partners common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas Partners does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's former largest customer in the future.

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

(5)
Ferrellgas Partners paid approximately $16.9 million to Jamex and in return received 0.9 million of Ferrellgas Partners' common units, which were cancelled upon receipt, and approximately 23 thousand barrels of crude oil;

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7% (which rate would be reduced under certain circumstances including if Ferrellgas Partners' quarterly distributions are less than $0.25 per common unit; accordingly, as a result of the distribution declared on November 22, 2016, the interest rate will decrease to 2.8%), and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first payment, due December 17, 2016, will be an interest-only payment. The maturity date of the Jamex Secured Promissory Note will be December 17, 2021. Jamex will be allowed to prepay the Secured Promissory Note in whole or in part at any time.

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

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including common units, actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas, L.P. in the event of default.

During the year ended July 31, 2016, approximately 60% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas, L.P. determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we negotiated a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's former largest customer in the future.

D.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2016	July 31, 2016
Propane gas and related products	$68,336	$59,726
Crude oil	6,066	4,642
Appliances, parts and supplies	25,894	26,226
Inventories	$100,296	$90,594

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms generally up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2016, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 93.4 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	October 31, 2016	July 31, 2016
Note receivable - Jamex	$40,000	$39,760
Other	48,103	47,463
Other assets, net	$88,103	$87,223

Other current liabilities consist of the following:

	October 31, 2016	July 31, 2016
Accrued interest	$39,188	$14,617
Accrued payroll	25,738	13,438
Customer deposits and advances	40,238	27,391
Price risk management liabilities	8,030	18,401
Other	51,403	53,105
Other current liabilities	$164,597	$126,952

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2016	2015
Operating expense	$41,810	$40,535
Depreciation and amortization expense	1,026	1,115
Equipment lease expense	6,666	6,429
	$49,502	$48,079

Loss on asset sales and disposal consists of the following:

	For the three months ended October 31,
	2016	2015
Loss on assets held for sale	$—	$12,112
Loss on sale of assets held for sale	—	1,259
Loss on sale of assets and other	6,423	1,546
Loss on asset sales and disposal	$6,423	$14,917

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2016	2015
Cash paid for:
Interest	$5,630	$3,779
Non-cash investing and financing activities:
Change in accruals for property, plant and equipment additions	$(189)	$1,727
Contributions in connection with acquisitions	$—	$(284)

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2016	July 31, 2016
Accounts receivable pledged as collateral	$105,320	$106,464
Accounts receivable	37,515	43,148
Note receivable - Jamex, current portion	8,055	5,000
Other	170	38
Less: Allowance for doubtful accounts	(2,777)	(5,067)
Accounts and notes receivable, net	$148,283	$149,583

On September 27, 2016, Ferrellgas, L.P. entered into a fourth amendment to its accounts receivable securitization facility to modify the maximum leverage ratio covenant as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

The leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in Ferrellgas, L.P.'s secured credit facility. Ferrellgas, L.P.'s leverage ratio was 5.81x as of October 31, 2016.

At October 31, 2016, $105.3 million of trade accounts receivable were pledged as collateral against $74.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2016, $106.5 million of trade accounts receivable were pledged as collateral against $64.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2016, Ferrellgas, L.P. had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2016, Ferrellgas, L.P. had received cash proceeds of $64.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.7% and 3.0% as of October 31, 2016 and July 31, 2016, respectively.

F.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2016 and July 31, 2016, $96.8 million and $101.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

On September 27, 2016, Ferrellgas, L.P. entered into a fifth amendment to our secured credit facility to modify the maximum leverage ratio covenant as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

The leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in Ferrellgas, L.P.'s secured credit facility. Ferrellgas, L.P.'s leverage ratio was 5.81x as of October 31, 2016, which equates to headroom of $78.9 million or 4.0%. Because of this leverage ratio requirement Ferrellgas, L.P. continues to execute on a strategy to reduce its debt. This strategy may include issuance of equity, issuance of debt not subject to its leverage ratio calculations, asset sales or a further reduction in Ferrellgas Partners' annual distribution, which was reduced during the quarter ended October 31, 2016 from an annualized rate of $2.05 to $0.40 per common unit. We believe that any debt reducing actions taken would likely remain in effect until Ferrellgas, L.P.'s leverage ratio reaches 4.5x or a level that Ferrellgas, L.P. deems appropriate for its business. However, if weather continues to remain unseasonably warm or our debt reduction initiatives are unsuccessful, Ferrellgas, L.P. believes it is possible its leverage ratio will exceed 5.95x at the end of the fiscal quarter ending January 31, 2017.

As of October 31, 2016, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $415.0 million, of which $318.2 million was classified as long-term debt. Ferrellgas, L.P. had $173.6 million of capacity under our secured credit facility as of October 31, 2016. However, the leverage ratio covenant under this facility limits additional borrowings to $78.9 million as of October 31, 2016. As of July 31, 2016, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt. Ferrellgas, L.P. had $219.3 million of capacity under our secured credit facility as of July 31, 2016. However, the leverage ratio covenant under this facility limited additional borrowings to $8.1 million as of July 31, 2016. Borrowings outstanding at October 31, 2016 and July 31, 2016 under the secured credit facility had weighted average interest rates of 4.1% and 3.7%, respectively.

The obligations under this credit facility are secured by substantially all assets of Ferrellgas, L.P., the general partner and certain subsidiaries of Ferrellgas, L.P. but specifically excluding (a) assets that are subject to Ferrellgas, L.P.’s accounts receivable securitization facility, (b) the general partner’s equity interests in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of Ferrellgas, L.P.

Letters of credit outstanding at October 31, 2016 totaled $111.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At October 31, 2016, Ferrellgas, L.P. had remaining letter of credit capacity of $88.6 million. At July 31, 2016 Ferrellgas, L.P. had remaining letter of credit capacity of $113.7 million.

G.  Partners’ deficit

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended October 31,
	2016	2015
Ferrellgas Partners	$66,145	$51,963
General partner	513	530
	$66,658	$52,493

On November 22, 2016, Ferrellgas, L.P. declared distributions for the three months ended October 31, 2016 to Ferrellgas Partners and the general partner of $17.7 million and $0.2 million, respectively, which are expected to be paid on December 15, 2016.

See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2016 and 2015.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2016, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the three months ended October 31, 2015, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2016 and July 31, 2016:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$4,133	$—	$4,133
Commodity derivatives	$—	$6,672	$—	$6,672
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(2,645)	$—	$(2,645)
Commodity derivatives	$—	$(6,482)	$—	$(6,482)

July 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$5,830	$—	$5,830
Commodity derivatives	$—	$8,241	$—	$8,241
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,553)	$—	$(3,553)
Commodity derivatives	$—	$(17,689)	$—	$(17,689)

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

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount of the Jamex note receivable, a financial instrument classified in "Other assets, net" on the consolidated balance sheet, approximates fair value due to the market interest rate. At October 31, 2016 and July 31, 2016, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,803.4 million and $1,736.2 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas, L.P. has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

I.   Derivative instruments and hedging activities

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

Derivative instruments and hedging activities

During the three months ended October 31, 2016 and 2015, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.
The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of October 31, 2016 and July 31, 2016:

	October 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,458	Other current liabilities	$3,820
Commodity derivatives-propane	Other assets, net	3,738	Other liabilities	370
Interest rate swap agreements	Prepaid expenses and other current assets	1,467	Other current liabilities	1,919
Interest rate swap agreements	Other assets, net	2,666	Other liabilities	726
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	2,119
Commodity derivatives- crude oil	Prepaid expenses and other current assets	476	Other current liabilities	173
	Total	$10,805	Total	$9,127

	July 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$2,263	Other current liabilities	$10,184
Commodity derivatives	Other assets, net	3,056	Other liabilities	1,597
Interest rate swap agreements	Prepaid expenses and other current assets	1,654	Other current liabilities	2,309
Interest rate swap agreements	Other assets, net	4,176	Other liabilities	1,244
Derivatives not designated as hedging instruments
Commodity derivatives - vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,996
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,922	Other current liabilities	1,912
	Total	$14,071	Total	$21,242

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin balances as of October 31, 2016 and July 31, 2016, respectively:

	October 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$3,298	Other current liabilities	$747
	Other assets, net	1,287	Other liabilities	2,696
		$4,585		$3,443

	July 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$8,252	Other current liabilities	$—
	Other assets, net	1,275	Other liabilities	—
		$9,527		$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three and three months ended October 31, 2016 and 2015 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense	$420	$537	$(2,275)	$(2,275)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive loss for the three months ended October 31, 2016 and 2015 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$4,873	Cost of sales-propane and other gas liquids sales	$(3,596)	$—
Interest rate swap agreements	265	Interest expense	(642)	—
	$5,138		$(4,238)	$—

	For the three months ended October 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$1,585	Cost of sales-propane and other gas liquids sales	$(7,449)	$—
Interest rate swap agreements	(1,201)	Interest expense	(777)	—
	$384		$(8,226)	$—

The following tables provide a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of operations for the three months ended October 31, 2016 and 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended October 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,241)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,027	Operating expense

	For the three months ended October 31, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - vehicle fuel	$(1,038)	Operating expense

The changes in derivatives included in AOCI for the three months ended October 31, 2016 and 2015 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2016	2015
Beginning balance	$(9,815)	$(38,906)
Change in value of risk management commodity derivatives	4,873	1,585
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	3,596	7,449
Change in value of risk management interest rate derivatives	265	(1,201)
Reclassification of gains and losses on interest rate hedges to interest expense	642	777
Ending balance	$(439)	$(30,296)

Ferrellgas, L.P. expects to reclassify net losses related to the risk management commodity derivatives of approximately $1.4 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2016 and 2015, Ferrellgas, L.P. had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2016, Ferrellgas, L.P. had financial derivative contracts covering 2.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of October 31, 2016, Ferrellgas, L.P. had financial derivative contracts covering 0.1 million barrels of diesel and 21 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of October 31, 2016, Ferrellgas, L.P. financial derivative contracts covering 0.2 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2016, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is $2.7 million.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. As of October 31, 2016, a downgrade in Ferrellgas, L.P.'s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on October 31, 2016 and Ferrellgas, L.P. had posted no collateral in the normal course of business related to such derivatives.

J.    Transactions with related parties

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P. and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the condensed consolidated statements of operations as follows:

	For the three months ended October 31,
	2016	2015
Operating expense	$55,714	$56,010

General and administrative expense	$8,583	$7,093

See additional discussions about transactions with the general partner and related parties in Note G – Partners’ deficit.

K.    Contingencies and commitments

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

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  Ferrellgas, L.P. has prevailed at the trial court on a motion to dismiss those claims.  It is uncertain whether plaintiffs will appeal; Ferrellgas, L.P. intends to vigorously defend any such appeal.  Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas, L.P. has been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. A derivative lawsuit with similar allegations has been filed in state court in Missouri naming Ferrellgas, L.P. and several current and former officers and directors as defendants. Ferrellgas, L.P. believes that it has defenses and will vigorously defend these cases. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative action.

On October 21, 2016, Julio E. Rios II, an Executive Vice President of the general partner and the President and Chief Executive Officer of Bridger Logistics, LLC, and Jeremy H. Gamboa, also an Executive Vice President of the general partner and the Chief Operating Officer of Bridger Logistics, LLC both delivered notice of "good reason" for resignation to the general partner pursuant to their employment agreements alleging that the general partner had materially diminished their responsibilities and stating their intention to resign as a result if such purported material diminution is not cured within 30 days.

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements.  Each has indicated that they intend to make a claim for severance.  The general partner denies that Mr. Rios and Mr. Gamboa had "good reason" to resign and has other defenses to their claims for severance.  Ferrellgas, L.P. does not believe a loss is probable or reasonably estimable at this time related to this matter.

L.    Segment reporting

Following is a summary of segment information for the three months ended October 31, 2016 and 2015:

	Three months ended October 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$271,498	$106,327	$2,946	$(1,229)	$379,542
Direct costs (1)	237,014	101,556	13,831	(1,878)	350,523
Adjusted EBITDA	$34,484	$4,771	$(10,885)	$649	$29,019

	Three months ended October 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$277,476	$189,373	$4,297	$—	$471,146
Direct costs (1)	241,877	164,570	15,800	—	422,247
Adjusted EBITDA	$35,599	$24,803	$(11,503)	$—	$48,899

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

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net loss:

	Three months ended October 31,
	2016	2015
Net loss	$(39,440)	$(76,536)
Income tax benefit	(591)	(844)
Interest expense	31,398	29,758
Depreciation and amortization expense	26,202	36,979
EBITDA	17,569	(10,643)
Non-cash employee stock ownership plan compensation charge	3,754	5,256
Non-cash stock-based compensation charge	1,881	8,122
Goodwill impairment	—	29,316
Loss on asset sales and disposal	6,423	14,917
Other (income) expense, net	(508)	122
Change in fair value of contingent consideration	—	(100)
Severance costs	1,469	856
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(1,569)	1,038
Acquisition and transition expenses	—	15
Adjusted EBITDA	$29,019	$48,899

Following are total assets by segment:

Assets	October 31, 2016	July 31, 2016
Propane and related equipment sales	$1,255,584	$1,202,214
Midstream operations - crude oil logistics	228,708	275,303
Corporate and unallocated	182,832	205,696
Total consolidated assets	$1,667,124	$1,683,213

Following are capital expenditures by segment:

	Three months ended October 31, 2016
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate and other	Total
Capital expenditures:
Maintenance	$1,831	$127	$1,306	$3,264
Growth	5,414	—	—	5,414
Total	$7,245	$127	$1,306	$8,678

	Three months ended October 31, 2015
	Propane and related equipment sales	Midstream operations - Crude oil logistics	Corporate and other	Total
Capital expenditures:
Maintenance	$5,898	$—	$284	$6,182
Growth	8,615	3,303	6,401	18,319
Total	$14,513	$3,303	$6,685	$24,501

M.  Guarantor financial information

The $500.0 million aggregate principal amount of 6.75% senior notes due 2023 co-issued by Ferrellgas, L.P. and Ferrellgas Finance Corp. are fully and unconditionally and jointly and severally guaranteed by all of Ferrellgas, L.P.’s 100% owned subsidiaries except: i) Ferrellgas Finance Corp; ii) certain special purposes subsidiaries formed for use in connection with our accounts receivable securitization; and iii) foreign subsidiaries. Guarantees of these senior notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the assets of a guarantor or (b) all of the capital stock of such guarantor (including by way of merger or consolidation), in each case, to a person that is not Ferrellgas, L.P. or a restricted subsidiary of Ferrellgas, L.P., (ii) if Ferrellgas, L.P. designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon defeasance or discharge of the notes, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of October 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,368	$1	$196	$—	$—	$12,565
Accounts and notes receivable	(9,133)	—	56,051	101,365	—	148,283
Intercompany receivables	21,421	—	—	—	(21,421)	—
Inventories	79,814	—	20,482	—	—	100,296
Prepaid expenses and other current assets	22,616	—	9,185	2	—	31,803
Total current assets	127,086	1	85,914	101,367	(21,421)	292,947

Property, plant and equipment, net	550,113	—	207,827	—	—	757,940
Goodwill	246,098	—	10,005	—	—	256,103
Intangible assets, net	137,625	—	134,406	—	—	272,031
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	1,890	—	—	—	(1,890)	—
Other assets, net	38,168	—	49,282	653	—	88,103
Total assets	$1,550,980	$1	$487,434	$102,020	$(473,311)	$1,667,124

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$41,161	$—	$33,627	$—	$—	$74,788
Short-term borrowings	96,824	—	—	—	—	96,824
Collateralized note payable	—	—	—	74,000	—	74,000
Intercompany payables	—	—	36,798	(15,377)	(21,421)	—
Other current liabilities	161,172	—	3,293	132	—	164,597
Total current liabilities	299,157	—	73,718	58,755	(21,421)	410,209

Long-term debt	1,783,634	—	451,026	—	(450,000)	1,784,660
Other liabilities	28,689	—	3,841	225	—	32,755
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(559,316)	1	(40,504)	42,715	(2,212)	(559,316)
Accumulated other comprehensive income (loss)	(1,184)	—	(647)	325	322	(1,184)
Total partners' capital (deficit)	(560,500)	1	(41,151)	43,040	(1,890)	(560,500)
Total liabilities and partners' capital (deficit)	$1,550,980	$1	$487,434	$102,020	$(473,311)	$1,667,124

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of July 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,472	$1	$417	$—	$—	$4,890
Accounts and notes receivable	(2,703)	—	45,822	106,464	—	149,583
Intercompany receivables	34,089	—	—	—	(34,089)	—
Inventories	71,422	—	19,172	—	—	90,594
Prepaid expenses and other current assets	27,922	2	12,029	2	—	39,955
Total current assets	135,202	3	77,440	106,466	(34,089)	285,022

Property, plant and equipment, net	557,460	—	217,220	—	—	774,680
Goodwill	246,098	—	10,005	—	—	256,103
Intangible assets, net	141,794	—	138,391	—	—	280,185
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	3,630	—	—	—	(3,630)	—
Other assets, net	37,742	—	49,016	465	—	87,223
Total assets	$1,571,926	$3	$492,072	$106,931	$(487,719)	$1,683,213

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$33,781	$—	$34,147	$—	$—	$67,928
Short-term borrowings	101,291	—	—	—	—	101,291
Collateralized note payable	—	—	—	64,000	—	64,000
Intercompany payables	—	—	35,491	(1,402)	(34,089)	—
Other current liabilities	119,048	—	7,754	150	—	126,952
Total current liabilities	254,120	—	77,392	62,748	(34,089)	360,171

Long-term debt	1,759,868	—	451,013	—	(450,000)	1,760,881
Other liabilities	27,351	—	3,998	225	—	31,574
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(458,853)	3	(39,684)	43,633	(3,952)	(458,853)
Accumulated other comprehensive income (loss)	(10,560)	—	(647)	325	322	(10,560)
Total partners' capital (deficit)	(469,413)	3	(40,331)	43,958	(3,630)	(469,413)
Total liabilities and partners' capital (deficit)	$1,571,926	$3	$492,072	$106,931	$(487,719)	$1,683,213

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended October 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$242,399	$—	$—	$—	$—	$242,399
Midstream operations	—	—	108,044	—	—	108,044
Other	17,326	—	11,773	—	—	29,099
Total revenues	259,725	—	119,817	—	—	379,542

Costs and expenses:
Cost of sales - propane and other gas liquids sales	119,212	—	—	—	—	119,212
Cost of sales - midstream operations	—	—	94,642	—	—	94,642
Cost of sales - other	2,430	—	9,316	—	—	11,746
Operating expense	97,655	—	10,246	(2,105)	(710)	105,086
Depreciation and amortization expense	18,277	—	7,872	53	—	26,202
General and administrative expense	12,863	2	1,404	—	—	14,269
Equipment lease expense	7,210	—	139	—	—	7,349
Non-cash employee stock ownership plan compensation charge	3,754	—	—	—	—	3,754
Loss on asset sales and disposal	1,447	—	4,976	—	—	6,423

Operating income (loss)	(3,123)	(2)	(8,778)	2,052	710	(9,141)

Interest expense	(20,352)	—	(10,673)	(370)	(3)	(31,398)
Other income (expense), net	(47)	—	555	707	(707)	508

Earnings (loss) before income taxes	(23,522)	(2)	(18,896)	2,389	—	(40,031)

Income tax benefit	(29)	—	(562)	—	—	(591)
Equity in earnings of subsidiary	(15,947)	—	—	—	15,947	—

Net earnings (loss)	(39,440)	(2)	(18,334)	2,389	15,947	(39,440)

Other comprehensive income	9,376	—	—	—	—	9,376

Comprehensive income (loss)	$(30,064)	$(2)	$(18,334)	$2,389	$15,947	$(30,064)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended October 31, 2015
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$245,301	$—	$—	$—	$—	$245,301
Midstream operations	—	—	193,670	—	—	193,670
Other	17,377	—	14,798	—	—	32,175
Total revenues	262,678	—	208,468	—	—	471,146

Costs and expenses:
Cost of sales - propane and other gas liquids sales	121,748	—	3	—	—	121,751
Cost of sales - midstream operations	—	—	153,604	—	—	153,604
Cost of sales - other	2,538	—	11,910	—	—	14,448
Operating expense	96,974	—	17,659	2,370	(804)	116,199
Depreciation and amortization expense	18,550	—	18,429	—	—	36,979
General and administrative expense	17,429	3	1,712	—	—	19,144
Equipment lease expense	6,882	—	150	—	—	7,032
Non-cash employee stock ownership plan compensation charge	5,256	—	—	—	—	5,256
Asset impairments	—	—	29,316	—	—	29,316
Loss on asset sales and disposal	1,545	—	13,372	—	—	14,917

Operating income (loss)	(8,244)	(3)	(37,687)	(2,370)	804	(47,500)

Interest expense	(18,521)	—	(10,688)	(441)	(108)	(29,758)
Other income (expense), net	(122)	—	—	696	(696)	(122)

Loss before income taxes	(26,887)	(3)	(48,375)	(2,115)	—	(77,380)

Income tax expense (benefit)	168	—	(1,012)	—	—	(844)
Equity in earnings of subsidiary	(49,481)	—	—	—	49,481	—

Net earnings (loss)	(76,536)	(3)	(47,363)	(2,115)	49,481	(76,536)

Other comprehensive income	8,610	—	—	—	—	8,610

Comprehensive income (loss)	$(67,926)	$(3)	$(47,363)	$(2,115)	$49,481	$(67,926)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended October 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$79,220	$(2)	$(15,354)	$687	$(10,000)	$54,551

Cash flows from investing activities:
Capital expenditures	(10,000)	—	(5)	—	—	(10,005)
Proceeds from sale of assets	2,279	—	—	—	—	2,279
Cash collected for purchase of interest in accounts receivable	—	—	—	183,939	(183,939)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(193,939)	193,939	—
Net changes in advances with consolidated entities	(14,453)	—	—	—	14,453	—
Net cash provided by (used in) investing activities	(22,174)	—	(5)	(10,000)	24,453	(7,726)

Cash flows from financing activities:
Distributions	(66,658)	—	—	—	—	(66,658)
Proceeds from increase in long-term debt	25,626	—	—	—	—	25,626
Reductions in long-term debt	(2,261)	—	—	—	—	(2,261)
Net reductions in short-term borrowings	(4,467)	—	—	—	—	(4,467)
Net additions to collateralized short-term borrowings	—	—	—	10,000	—	10,000
Net changes in advances with parent	—	2	15,138	(687)	(14,453)	—
Cash paid for financing costs	(1,390)	—	—	—	—	(1,390)
Net cash provided by (used in) financing activities	(49,150)	2	15,138	9,313	(14,453)	(39,150)

Effect of exchange rate changes on cash	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	7,896	—	(221)	—	—	7,675
Cash and cash equivalents - beginning of year	4,472	1	417	—	—	4,890
Cash and cash equivalents - end of year	$12,368	$1	$196	$—	$—	$12,565

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended October 31, 2015
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$12,807	$(3)	$22,041	$5,801	$2,000	$42,646

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	—	—	—	—	—
Capital expenditures	(14,674)	—	(10,933)	—	—	(25,607)
Proceeds from sale of assets	1,013	—	2,562	—	—	3,575
Cash collected for purchase of interest in accounts receivable	—	—	—	186,280	(186,280)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(184,280)	184,280	—
Net changes in advances with consolidated entities	16,908	—	—	—	(16,908)	—
Other	(14)	—	—	—	—	(14)
Net cash provided by (used in) investing activities	3,233	—	(8,371)	2,000	(18,908)	(22,046)

Cash flows from financing activities:
Distributions	(52,493)	—	—	—	—	(52,493)
Contributions from Partners	30	—	—	—	—	30
Proceeds from increase in long-term debt	21,321	—	—	—	—	21,321
Reductions in long-term debt	(4,380)	—	—	—	—	(4,380)
Net additions to short-term borrowings	20,072	—	—	—	—	20,072
Net reductions in collateralized short-term borrowings	—	—	—	(2,000)	—	(2,000)
Net changes in advances with parent	—	3	(11,112)	(5,799)	16,908	—
Cash paid for financing costs	(142)	—	—	—	—	(142)
Net cash provided by (used in) financing activities	(15,592)	3	(11,112)	(7,799)	16,908	(17,592)

Effect of exchange rate changes on cash	2	—	—	(2)	—	—

Increase in cash and cash equivalents	450	—	2,558	—	—	3,008
Cash and cash equivalents - beginning of year	5,579	1	20	—	—	5,600
Cash and cash equivalents - end of year	$6,029	$1	$2,578	$—	$—	$8,608

N.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas L.P.'s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2016	July 31, 2016
ASSETS
Cash	$1,100	$1,100
Other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	61,870	61,820
Accumulated deficit	(61,770)	(60,220)
Total stockholder's equity	$1,100	$2,600
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended October 31,
	2016	2015

General and administrative expense	$1,550	$3,050

Net loss	$(1,550)	$(3,050)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,550)	$(3,050)
Changes in operating assets and liabilities:
Other current assets	1,500	—
Cash used in operating activities	(50)	(3,050)

Cash flows from financing activities:
Capital contribution	50	3,050
Cash provided by financing activities	50	3,050

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
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

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 23% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•
because Ferrellgas Partners has outstanding $182.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of operations in their respective condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units during fiscal 2016 and repurchased common units in fiscal 2016 and 2017.

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

Some of our forward-looking statements include the following:

•	that we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities;

•	that Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness;

•	that we intend to reduce our debt and that we expect to reduce our cash deficiencies; and

•
that our future maintenance capital expenditures and working capital needs will be provided by a combination of cash generated from future operations, existing cash balances, borrowings under our secured credit facility or the accounts receivable securitization facility.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	the effect of weather conditions on the demand for propane;

•	the prices of wholesale propane, motor fuel and crude oil;

•	disruptions to the supply of propane;

•	competition from other industry participants and other energy sources;

•	energy efficiency and technology advances;

•	the termination or non-renewal of certain arrangements or agreements;

•	adverse changes in our relationships with our national propane customers;

•	significant delays in the collection of, or uncollectibility of, accounts or notes receivable;

•	changes in demand for, and production of, hydrocarbon products;

•	capacity overbuild of midstream energy infrastructure in our midstream operational areas;

•	disruptions to railroad operations on the railroads we use;

•	increased trucking and rail regulations;

•	cost increases that exceed contractual rate increases for our logistics services;

•	inherent operating and litigation risks in gathering, transporting, handling and storing propane and crude oil;

•	our inability to complete acquisitions or to successfully integrate acquired operations;

•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;

•	economic and political instability, particularly in areas of the world tied to the energy industry; and

•	disruptions in the capital and credit markets.

When considering any forward-looking statement, keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2016 and under Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or to pay interest on the principal of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

Recent developments
Termination of Bridger agreement with Jamex

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7% (which rate would be reduced under certain circumstances, including if Ferrellgas Partners' quarterly distributions are less than $0.25 per common unit; accordingly, as a result of the distribution declared on November 22, 2016, the interest rate will decrease to 2.8%), and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first payment, due December 17, 2016, will be an interest-only payment. The maturity date of the Jamex Secured Promissory Note will be December 17, 2021. Jamex will be allowed to prepay the Secured Promissory Note in whole or in part at any time.

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

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including common units, actively traded marketable securities and cash, which are held in a controlled account that can be seized by us in the event of default.

During the year ended July 31, 2016, approximately 60% and 80% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin and EBITDA, respectively, was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, we determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we negotiated a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate continued to significantly impact our trucking and rail operations during the three months ended October 31, 2016, a trend we anticipate will continue in fiscal 2017 and beyond.

Secured credit facility and accounts receivable securitization facility amendments

Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. During fiscal 2016 our secured credit facility and our accounts receivable securitization facility required the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio was 5.48x as of July 31, 2016, which equated to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. As a result of these factors, and the Jamex settlement discussed above, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

As of October 31, 2016 our leverage ratio was 5.81x which equates to headroom of $78.9 million or 4.0%. Because of this leverage ratio requirement we continue to execute on a strategy to reduce our debt. This strategy may include issuance of equity, issuance of debt not subject to our leverage ratio calculations, asset sales or a further reduction in our annual distribution, which was reduced during our quarter ended October 31, 2016 from an annualized rate of $2.05 to $0.40 per common unit. We believe that any debt reducing actions taken would likely remain in effect until our leverage ratio reaches 4.5x or a level that we deem appropriate for our business. However, if weather continues to remain unseasonably warm or our debt reduction initiatives are unsuccessful, we believe it is possible our leverage ratio will exceed 5.95x at the end of the fiscal quarter ending January 31, 2017.

Distributions

On November 22, 2016, the board of directors of our general partner announced a quarterly distribution of $0.10, payable on December 15, 2016, to all unitholders of record as of December 8, 2016, which equates to an annual distribution rate of $0.40, or $1.65 lower than our previous annual distribution rate of $2.05. This decrease in distributions will provide approximately $160 million of internally generated capital on an annualized basis to provide increased liquidity, reduce leverage and strengthen our balance sheet.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on Adjusted EBITDA. We do not utilize depreciation, depletion and amortization expense in our key measures, because we focus our performance management on cash flow generation and our assets have long useful lives.

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

Weather conditions have a significant impact on demand for propane for heating purposes primarily during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability. Weather in the more highly concentrated geographic areas we serve for the three months ended October 31, 2016 was approximately 35% warmer than normal. Because this significantly warmer than normal weather was only 6% warmer than prior year quarter, our propane and related equipment sales results were consistent with those of the prior year quarter. However, if this winter weather pattern continues, it could have a material adverse effect on our liquidity and capital resources for the remainder of fiscal 2017.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2017 and 2018 sales commitments and, as of October 31, 2016, have experienced net mark to market gains of approximately $2.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative propane purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2016, we estimate 55% of currently open financial derivative propane purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.
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

During the year ended July 31, 2016, approximately 60% and 80% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin and EBITDA, respectively, was generated from its largest customer and Jamex. However, due to the September 1, 2016 termination of the Jamex TLA we do not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate continued to significantly impact our trucking and rail operations during the three months ended October 31, 2016, a trend we anticipate will continue in fiscal 2017 and beyond.

Summary Discussion of Results of Operations:

For the three months ended October 31, 2016 and 2015

During the three months ended October 31, 2016, we generated a net loss attributable to Ferrellgas Partners L.P. of $43.1 million, compared to $79.8 million during the three months ended October 31, 2015.

Our propane and related products segment generated operating income of $16.5 million during the three months ended October 31, 2016, compared to $13.7 million during the three months ended October 31, 2015. Due to the seasonal nature of demand for propane, sales volumes of our propane and related products segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The primary reason for the increase in operating income during the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was decreased operating expense related to vehicle fuel costs.

Our crude oil logistics segment generated operating income of $1.0 million during the three months ended October 31, 2016 compared to $2.3 million of operating loss during the three months ended October 31, 2015. During the first quarter of fiscal 2016, we committed to a plan to sell certain trucks, resulting in an increase of $13.4 million in "Loss on disposal of assets and other" that was not repeated in the current fiscal quarter. This favorable item was substantially offset by the impact of the termination of the Jamex TLA and decline in trucking and rail operations, as discussed above.

Corporate and other, including our water solutions operations, recognized an operating loss of $27.3 million during the three months ended October 31, 2016, compared to an operating loss of $58.9 million recognized during the three months ended October 31, 2015. The prior year results from our water solutions operations include a $29.3 million asset impairment charge that was not repeated in the current fiscal quarter.

“Interest expense” for both Ferrellgas and the operating partnership increased $1.6 million primarily due to the incurrence of new debt incurred to fund $52.4 million of Bridger growth capital expenditures and the repurchase of $62.8 million of common units from Jamex each as discussed above.

Distributable cash flow attributable to equity investors decreased from $11.2 million in the prior period to $(6.2) million in the current period primarily due to a $20.0 million decrease in Adjusted EBITDA from our Crude oil logistics segment resulting from the termination of the Jamex TLA and decline in trucking operations, as discussed above.

Distributable cash flow shortage increased from $40.5 million in the prior period to $55.9 million in the current period, primarily due to a $20.0 million decrease in Adjusted EBITDA from our Crude oil logistics segment, as discussed above, partially offset by a $2.9 million decrease in maintenance capital expenditures.

Consolidated Results of Operations

	Three months ended October 31,
(amounts in thousands)	2016	2015
Total revenues	$379,542	$471,146

Total cost of sales	225,600	289,803

Operating expense	105,086	116,199
Depreciation and amortization expense	26,202	36,979
General and administrative expense	14,269	19,144
Equipment lease expense	7,349	7,032
Non-cash employment stock ownership plan compensation charge	3,754	5,256
Asset impairments	—	29,316
Loss on asset sales and disposal	6,423	14,917
Operating loss	(9,141)	(47,500)
Interest expense	(35,428)	(33,788)
Other income (expense), net	508	(122)
Loss before income taxes	(44,061)	(81,410)
Income tax benefit	(590)	(844)
Net loss	(43,471)	(80,566)
Net loss attributable to noncontrolling interest	(398)	(773)
Net loss attributable to Ferrellgas Partners, L.P.	(43,073)	(79,793)
Less: General partner's interest in net loss	(431)	(798)
Common unitholders' interest in net loss	$(42,642)	$(78,995)

Non-GAAP Financial Measures

In this Quarterly Report we present three primary non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, and Distributable cash flow attributable to common unitholders.

Adjusted EBITDA. Adjusted EBITDA is calculated as net loss attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposal, other income (expense), net, change in fair value of contingent consideration, severance costs, unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments, acquisition and transition expenses and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table summarizes EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors and Distributable cash flow attributable to common unitholders for the three months ended October 31, 2016 and 2015, respectively:

	Three months ended October 31,
(amounts in thousands)	2016	2015
Net loss attributable to Ferrellgas Partners, L.P.	$(43,073)	$(79,793)
Income tax benefit	(590)	(844)
Interest expense	35,428	33,788
Depreciation and amortization expense	26,202	36,979
EBITDA	17,967	(9,870)
Non-cash employee stock ownership plan compensation charge	3,754	5,256
Non-cash stock-based compensation charge	1,881	8,122
Asset impairments	—	29,316
Loss on asset sales and disposals	6,423	14,917
Other income (expense), net	(508)	122
Change in fair value of contingent consideration (included in operating expense)	—	(100)
Severance costs	1,469	856
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	(1,569)	1,038
Acquisition and transition expenses	—	15
Net loss attributable to noncontrolling interest	(398)	(773)
Adjusted EBITDA	29,019	48,899
Net cash interest expense (a)	(33,618)	(32,502)
Maintenance capital expenditures (b)	(3,322)	(6,215)
Cash paid for taxes	(1)	—
Proceeds from asset sales	1,720	1,013
Distributable cash flow attributable to equity investors	(6,202)	11,195
Distributable cash flow attributable to general partner and non-controlling interest	(124)	224
Distributable cash flow attributable to common unitholders	(6,078)	10,971
Less: Distributions paid to common unitholders	49,791	51,443
Distributable cash flow shortage	$(55,869)	$(40,472)

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

Segment Operating Results for the three months ended October 31, 2016 and 2015

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to the termination of the Jamex TLA, a significant contract for our Midstream operations - crude oil logistics segment. Refer to Recent Developments in this Item 2. Management's Discussion and Analysis for additional information.

Propane and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane and related equipment sales segment for the periods indicated:

(amounts in thousands)
Three months ended October 31,	2016	2015	Increase (Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	111,188	110,973	215	—%
Wholesale - Sales to Resellers	51,990	50,566	1,424	3%
	163,178	161,539	1,639	1%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$148,617	$148,586	$31	—%
Wholesale - Sales to Resellers	84,219	84,452	(233)	—%
Other Gas Sales (a)	9,563	12,263	(2,700)	(22)%
Other (b)	29,099	32,175	(3,076)	(10)%
Propane and related equipment revenues	$271,498	$277,476	$(5,978)	(2)%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$81,385	$81,097	$288	—%
Wholesale - Sales to Resellers (a)	41,802	42,453	(651)	(2)%
Other (b)	17,353	17,727	(374)	(2)%
Propane and related equipment gross margin	140,540	141,277	(737)	(1)%
Operating, general and administrative expense	97,859	101,141	(3,282)	(3)%
Equipment lease expense	6,573	6,380	193	3%

Operating income	16,528	13,712	2,816	21%
Depreciation and amortization expense	18,133	18,499	(366)	(2)%
Loss on asset sales and disposals	1,447	1,545	(98)	(6)%
Severance costs	253	805	(552)	NM
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	(1,877)	1,038	(2,915)	NM
Adjusted EBITDA	$34,484	$35,599	$(1,115)	(3)%

NM - Not meaningful
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

Propane sales volumes during the three months ended October 31, 2016 increased 1% or 1.6 million gallons, from that of the prior year period primarily due to 1.4 million of increased gallon sales to wholesale customers.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended October 31, 2016 averaged 19% and 18% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.51 and

$0.43 per gallon during the three months ended October 31, 2016 and 2015, respectively, while the wholesale market price at Conway, Kansas averaged $0.46 and $0.39 per gallon during the three months ended October 31, 2016 and 2015, respectively.

Revenues

Retail and wholesale sales experienced virtually no change compared to the prior year period. The first fiscal quarter generally has fewer heat sensitive gallons sold and propane prices from a cents per gallon perspective did not change significantly enough to affect overall revenues.

Other gas sales decreased $2.7 million compared to the prior year period primarily due to $3.8 million resulting from decreased sales volumes, partially offset by a $1.1 million increase in sales price per gallon.

Other revenues decreased $3.1 million compared to the prior year period, primarily due to decrease in the sales of certain lower margin equipment.

Gross margin - Propane and other gas liquids sales

Gross margin remained consistent with the prior year period as it only decreased $0.4 million.

Gross margin - Other

Gross margin decreased $0.4 million primarily due to a decrease in the sale of certain lower margin equipment.

Operating income

Operating income increased $2.8 million primarily due to a $3.3 million decrease in "Operating, general and administrative expense", primarily due to a $2.9 million decrease in vehicle fuel costs.

Adjusted EBITDA

Adjusted EBITDA decreased $1.1 million primarily due to a $0.4 million decrease in "Gross margin - Propane and other gas liquid sales", and a $0.4 decrease in "Gross margin - Other".

Midstream operations - Crude oil logistics

The following table summarizes the volume of product sold and hauled, as well as Adjusted EBITDA results of our crude oil logistics segment for the periods indicated:

(amounts in thousands)
Three months ended October 31,	2016	2015	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	11,264	24,264	(13,000)	(54)%
Crude oil sold	1,767	1,510	257	17%

Revenues -
Crude oil logistics revenues	$22,319	$122,385	$(100,066)	(82)%
Crude oil sales	84,008	66,988	17,020	25%

Gross margin (a)	11,224	37,720	(26,496)	(70)%
Operating, general, and administrative expenses (b)	6,874	12,847	(5,973)	(46)%
Equipment lease expense	111	121	(10)	(8)%

Operating income (loss)	953	(2,276)	3,229	NM
Depreciation and amortization expense	3,354	13,656	(10,302)	(75)%
Loss on asset sales and disposals	(68)	13,372	(13,440)	NM
Severance costs	224	51	173	339%
Unrealized (non-cash) losses on changes in fair value of derivatives	308	—	308	NM
Adjusted EBITDA	$4,771	$24,803	$(20,032)	(81)%

NM - Not meaningful
(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.
(b) Operating, general, and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expenses include only certain items that were directly attributable to the crude oil logistics segment.

Crude oil hauled during the three months ended October 31, 2016 decreased 54% or 13.0 million barrels, from that of the prior period primarily due to the termination of the Jamex TLA as discussed above.

Revenues

Crude oil logistics revenues decreased 82% or $100.1 million compared to the prior period, primarily due to the termination of the Jamex TLA as discussed above. The increase in crude oil sales reflects an $11.4 million increase related to the volume of crude oil sold and to a $5.6 million increase related to the change in the market price of crude oil.

Gross margin

Crude oil logistics gross margin decreased 80% or $29.3 million compared to the prior period, primarily due to the termination of the Jamex TLA as discussed above, which was partially offset by a $2.8 million increase in gross margin related to crude oil sales. This crude oil sales gross margin increase primarily related to improved margins and to a lesser extent increased volumes.

Operating income (loss)

We recorded operating income of $1.0 million during the three months ended October 31, 2016 as compared to an operating loss of $2.3 million for the three months ended October 31, 2015. Operating income increased due to a $13.4 million "Loss on asset sales and disposal" recognized in the prior year that was not repeated in the current fiscal quarter. Additionally, depreciation and amortization expense decreased $10.3 million due to the impact of the asset impairment charge recognized during the fourth quarter of fiscal 2016. Also operating, general and administrative expenses decreased $6.0 million primarily due to decreases in personnel, plant and office and bad debt expenses. These favorable effects to operating income were partially offset by a $26.5 million decrease in gross margin which resulted primarily from the termination of the Jamex TLA as discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $20.0 million primarily due to the $26.2 million decrease in Gross margin, partially offset by the $6.1 million decrease in operating, general and administrative expenses, both as discussed above.
Corporate & other

The following table summarizes the financial results of our corporate and other operations, which includes our Water solutions operations for the periods indicated:

(amounts in thousands)
Three months ended October 31,	2016	2015	Increase (Decrease)

Revenues	$2,946	$4,297	$(1,351)	(31)%

Gross margin (a)	1,529	2,346	(817)	(35)%
Operating expense	1,757	3,923	(2,166)	(55)%
General and administrative expense	12,865	17,432	(4,567)	(26)%
Equipment lease expense	665	531	134	25%

Operating loss	(27,271)	(58,936)	31,665	(54)%
Depreciation and amortization expense	4,715	4,824	(109)	(2)%
Non-cash employee and stock ownership plan compensation charge	3,754	5,256	(1,502)	(29)%
Non-cash stock based compensation charge	1,881	8,122	(6,241)	(77)%
Asset impairments	—	29,316	(29,316)	NM
Loss on asset sales and disposals	5,044	—	5,044	NM
Change in fair value of contingent consideration	—	(100)	100	NM
Severance costs	992	—	992	NM
Acquisition and transition expenses	—	15	(15)	NM
Adjusted EBITDA	$(10,885)	$(11,503)	$618	5%

NM- Not Meaningful
(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

Operating loss

Corporate and other, including our water solutions operations, recognized an operating loss of $27.3 million three months ended October 31, 2016, compared to an operating loss of $58.9 million recognized during the three months ended October 31, 2015. Prior year results from our water solutions operations include an impairment charge of $29.3 million related to the write down of goodwill that was not repeated in the current period.

Adjusted EBITDA

The Adjusted EBITDA within "corporate and other" increased by $0.6 million primarily due to a decrease of $0.4 million general and administrative personnel and other expenses.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flow from operating activities, borrowings under our secured credit facility or accounts receivable securitization facility and funds received from sales of debt and equity securities. These liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity and capital resources may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. During fiscal 2016 our secured credit facility and our accounts receivable securitization facility required the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio was 5.48x as of July 31, 2016, which equated to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. As a result of these factors, and the Jamex settlement discussed above, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

As of October 31, 2016 our leverage ratio was 5.81x which equates to headroom of $78.9 million or 4.0%. Because of this leverage ratio requirement we continue to execute on a strategy to reduce our debt. This strategy may include issuance of equity, issuance of debt not subject to our leverage ratio calculations, asset sales or a further reduction in our annual distribution, which was reduced during our quarter ended October 31, 2016 from an annualized rate of $2.05 to $0.40 per common unit. We believe that any debt reducing actions taken would likely remain in effect until our leverage ratio reaches 4.5x or a level that we deem appropriate for our business. However, if weather continues to remain unseasonably warm or our debt reduction initiatives are unsuccessful, we believe it is possible our leverage ratio will exceed 5.95x at the end of the fiscal quarter ending January 31, 2017.

As described in financing activities below, on November 22, 2016, the board of directors of our general partner announced a quarterly distribution of $0.10, payable on December 15, 2016, to all unitholders of record as of December 8, 2016, which equates to an annual distribution rate of $0.40, or $1.65 lower than our previous annual distribution rate of $2.05. This decrease in distributions will provide approximately $160 million of internally generated capital on an annualized basis to provide increased liquidity, reduce leverage and strengthen our balance sheet.

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the twelve months ended October 31, 2016 to the twelve months ended July 31, 2016 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves (deficiency) approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Three months ended October 31, 2016	$(6,202)	$(57,009)	$50,807
For the year ended July 31, 2016	199,979	(6,427)	206,406
Less: Three months ended October 31, 2015	11,195	(41,298)	52,493
Twelve months ended October 31, 2016	$182,582	$(22,138)	$204,720	0.89

Twelve months ended July 31, 2016	199,979	(6,427)	206,406	0.97
Decrease	$(17,397)	$(15,711)	$(1,686)	(0.08)

For the twelve months ended October 31, 2016, distributable cash flow attributable to equity investors decreased $17.4 million compared to the twelve months ended July 31, 2016. Cash distributions paid to equity investors decreased $1.7 million primarily due to reductions in common units outstanding, which resulted from a November 2015 repurchase and cancellation of 2.4 million common units and a September 2016 repurchase and cancellation of 0.9 million common units. These changes resulted in a decrease in our distribution coverage ratio to 0.89 for the twelve months ended October 31, 2016 as compared to 0.97 for the twelve months ended July 31, 2016. Cash reserves, which we utilize to meet future anticipated expenditures, decreased by $22.1 million during the twelve months ended October 31, 2016 compared to a decrease of $6.4 million in the twelve months ended July 31, 2016. We expect the reduction in our quarterly distributions, discussed above, will reduce our cash deficiencies in the future.

We believe that the liquidity available from our cash flow from operating activities, our secured credit facility and related amendment, the accounts receivable securitization facility and related amendment, combined with our other debt reduction initiatives, which may include issuance of equity, issuance of debt not subject to our leverage ratio calculations, asset sales or a further reduction in our annualized distribution will be sufficient to meet our capital expenditure, working capital and letter of credit requirements.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season. Our midstream operations segment generally does not experience seasonality. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our propane and related equipment sales segment.

Our secured credit facility, publicly-held debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests is the leverage ratio under the terms of our secured credit and accounts receivable securitization facilities, which is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility.

As of October 31, 2016, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, combined with other debt reduction initiatives which may include issuance of equity, issuance of debt not subject to our leverage ratio calculations, asset sales or a further reduction in our annualized distribution, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2017. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•	continued significantly warmer than normal temperatures during the winter heating season;

•	a more volatile energy commodity cost environment;

•	an unexpected downturn in business operations;

•	a significant delay in the collection of accounts or notes receivable;

•	a failure to execute our debt reduction initiatives;

•	a change in customer retention or purchasing patterns due to economic or other factors in the United States; or

•	a material downturn in the credit and/or equity markets.

Failure to meet applicable financial tests could have a material effect on our operating capacity and cash flows and could further restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. If we are unable to comply with any of the financial covenants, including the maximum leverage ratio, we will be required to negotiate a waiver or amendment to the covenant. There can be no assurance that we will be able to obtain a waiver or amendment of covenant breaches if needed.

Our inability to comply with any of the covenants under our secured credit facility and accounts receivable securitization facility, in the absence of a waiver or amendment, will result in a default under both facilities. A default under the facilities, if not cured or waived, could result in an event of default that would permit the acceleration of all of our indebtedness under the facilities. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under our other debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full and we may be unable to borrow sufficient funds to refinance our debt, in which case our unitholders could experience a partial or total loss of their investment.

Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, further reduce distributions, sell assets, issue additional debt to the extent permitted under existing financing arrangements or issue additional common units.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of common units for general business purposes, which, among other things, may include the following: repayment of outstanding indebtedness; the redemption of any senior notes or other securities (other than common units) previously issued; working capital; capital expenditures; acquisitions, or other general business purposes. As of October 31, 2016, Ferrellgas Partners had issued 6.3 million common units from this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of October 31, 2016, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

In addition, we monitor the trading market for our outstanding debt securities and we may from time to time repurchase outstanding senior notes, whether in open market transactions or privately negotiated repurchases.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $54.6 million for the three months ended October 31, 2016, compared to net cash provided by operating activities of $40.8 million for the three months ended October 31, 2015. This increase in cash provided by operating activities was primarily due to a $35.3 million decrease in working capital requirements, partially offset by a $20.3 million decrease in cash flow from operations.

The decrease in working capital requirements for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was primarily due to a $27.2 million decrease in requirements for accounts payable largely due to a decline in accounts payable during the three months ended October 31, 2015 as a result of decreased volumes in Midstream operations pipeline movements and decreases in the wholesale price of propane, and a $24.7 million decrease in requirements for other current liabilities resulting primarily from timing of payments made to employees and an increase in deferred revenues as a result of an increase in customers pre-buying propane for the winter. These decreases in working capital requirements were partially offset by a $8.2 million increase in requirements for accounts receivable related primarily to a decrease in billings in our Midstream operations as a result of decreased volumes and a $10.4 million increase in requirements for inventory, primarily due to increases in propane gas and related products inventory during the three months ended October 31, 2016.

The decrease in cash flow from operations is primarily due to a $27.4 million decrease in gross margin, as discussed above by segment, a $1.6 million increase in "Interest expense", as discussed above, partially offset by a $10.0 million decrease in "Operating expense", as discussed above by segment, exclusive of the effects of fluctuations in non-cash stock-based compensation.

The operating partnership

Net cash provided by operating activities was $54.6 million for the three months ended October 31, 2016, compared to net cash provided by operating activities of $42.6 million for the three months ended October 31, 2015. This increase in cash provided by operating activities was primarily due to a $33.5 million decrease in working capital requirements, partially offset by a $20.3 million decrease in cash flow from operations.

The decrease in working capital requirements for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was primarily due to a $27.2 million decrease in requirements for accounts payable largely due to a decline in accounts payable during the three months ended October 31, 2015 as a result of decreased volumes in Midstream operations pipeline movements and decreases in the wholesale price of propane, and a $22.8 million decrease in requirements for other current liabilities resulting primarily from timing of payments made to employees and an increase in deferred revenues as a result of an increase in customers pre-buying propane for the winter. These decreases in working capital requirements were partially offset by a $7.9 million increase in requirements for accounts receivable related primarily to a decrease in billings in our Midstream operations as a result of decreased volumes and a $10.4 million increase in requirements for inventory, primarily due to increases in propane gas and related products inventory during the three months ended October 31, 2016.

The decrease in cash flow from operations is primarily due to a $27.4 million decrease in gross margin, as discussed above by segment, a $1.6 million increase in "Interest expense", partially offset by a $10.0 million decrease in "Operating expense", exclusive of the effects of fluctuations in non-cash stock-based compensation.

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

Net cash used in investing activities was $7.7 million for the three months ended October 31, 2016, compared to net cash used in investing activities of $22.0 million for the three months ended October 31, 2015. This decrease in net cash used in investing activities is primarily due to a $15.6 million decrease in "Capital expenditures", partially offset by a $1.3 million decrease in "Proceeds from sale of assets".

The decrease in "Capital expenditures" is a result of our efforts to tightly control costs during this period of high leverage and includes reductions in all areas, including a $7.3 million decrease in Propane and related equipment sales, a $3.1 million decrease Midstream operations - crude oil logistics, and a $5.4 million decrease in Corporate and other.

Due to the mature nature of our Propane and related equipment sales operations segment, we do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Due to the relatively new nature of our Midstream operations, we may experience significant fluctuations in maintenance capital expenditures as our facilities age and future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $39.2 million for the three months ended October 31, 2016, compared to net cash used in financing activities of $17.6 million for the three months ended October 31, 2015. This increase in cash flows used in financing activities was primarily due to a $15.9 million repurchase of common units during the current quarter and a $6.1 million decrease in net credit facility and accounts receivable borrowings.

Distributions

Ferrellgas Partners paid a $0.5125 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $50.3 million during the three months ended October 31, 2016 in connection with the distributions declared for the three month period ended July 31, 2016. The quarterly distribution of $0.10 on all common units and the related general partner distribution for the three months ended October 31, 2016 totaling $9.8 million are expected to be paid on December 15, 2016 to holders of record on December 8, 2016.

Secured credit facility

Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. During fiscal 2016 our secured credit facility and our accounts receivable securitization facility required the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio was 5.48x as of July 31, 2016, which equated to headroom of $8.1 million or 0.3%, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. As a result of these factors, and the Jamex settlement discussed above, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

As of October 31, 2016 our leverage ratio was 5.81x which equates to headroom of $78.9 million or 4.0%. Because of this leverage ratio requirement we continue to execute on a strategy to reduce our debt. This strategy may include issuance of equity, issuance of debt not subject to our leverage ratio calculations, asset sales or a further reduction in our annual distribution, which was reduced during our quarter ended October 31, 2016 from an annualized rate of $2.05 to $0.40 per common unit. We believe that any debt reducing actions taken would likely remain in effect until our leverage ratio reaches 4.5x or a level that we deem appropriate for our business. However, if weather continues to remain unseasonably warm or our debt reduction initiatives are unsuccessful, we believe it is possible our leverage ratio will exceed 5.95x at the end of the fiscal quarter ending January 31, 2017.

As of October 31, 2016, we had total borrowings outstanding under our secured credit facility of $415.0 million, of which $318.2 million was classified as long-term debt. Additionally, Ferrellgas had $173.6 million of capacity under our secured credit facility as of October 31, 2016. However, the leverage ratio covenant under this facility limits additional borrowings to $78.9 million as of October 31, 2016.

Borrowings outstanding at October 31, 2016 under the secured credit facility had a weighted average interest rate of 4.1%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate; or (iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 2.50%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 3.50%.

As of October 31, 2016, the federal funds rate and Bank of America’s prime rate were 0.35% and 3.50%, respectively. As of October 31, 2016, the one-month and three-month LIBOR Rates were 0.53% and 0.89%, respectively.

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

Letters of credit outstanding at October 31, 2016 totaled $111.4 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At October 31, 2016, we had remaining letter of credit capacity of $88.6 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 3.50% (as of October 31, 2016, the rate was 3.00%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

Our leverage ratio is defined as the ratio of total debt of the operating partnership to trailing twelve month EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in our secured credit facility and our accounts receivable securitization facility. During fiscal 2016 our secured credit facility and our accounts receivable securitization facility required the operating partnership to maintain a leverage ratio of no more than 5.5x. Our leverage ratio was 5.48x as of July 31, 2016, primarily because of the combination of (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. As a result of these factors, and the Jamex settlement discussed above, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility pursuant to which our leverage ratio covenant was modified, as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
October 31, 2016	5.50	6.05
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

As of October 31, 2016 our leverage ratio was 5.81x. Because of this leverage ratio requirement we continue to execute on a strategy to reduce our debt. This strategy may include issuance of equity, issuance of debt not subject to our leverage ratio calculations, asset sales or a further reduction in our annual distribution, which was reduced during our quarter ended October 31, 2016 from an annualized rate of $2.05 to $0.40 per common unit. We believe that any debt reducing actions taken would likely remain in effect until our leverage ratio reaches 4.5x or a level that we deem appropriate for our business. However, if weather continues to remain unseasonably warm or our debt reduction initiatives are unsuccessful, we believe it is possible our leverage ratio will exceed 5.95x at the end of the fiscal quarter ending January 31, 2017.

Ferrellgas Receivables is a consolidated subsidiary. Expenses associated with accounts receivable securitization transactions are recorded in “Interest expense” in the condensed consolidated statements of operations. Additionally, borrowings and repayments associated with these transactions are recorded in “Cash flows from financing activities” in the condensed consolidated statements of cash flows.

Cash flows from our accounts receivable securitization facility increased $12.0 million. We received net funding of $10.0 million from this facility during the three months ended October 31, 2016 as compared to net reductions in funding of $2.0 million from this facility during the three months ended October 31, 2015.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of October 31, 2016, we had received cash proceeds of $74.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of October 31, 2016, the weighted average interest rate was 2.7%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit repurchase

On September 1, 2016, utilizing borrowings under our secured credit facility, Ferrellgas Partners paid approximately $16.9 million to Jamex and in return received 0.9 million of Ferrellgas Partners' common units, which were cancelled upon receipt, and approximately 23 thousand barrels of crude oil.

We believe that the liquidity available from our cash flow from operating activities, our secured credit facility and related amendment, the accounts receivable securitization facility and related amendment, combined with our other debt reduction initiatives, which may include issuance of equity, issuance of debt not subject to our leverage ratio calculations, asset sales or a further reduction in our annualized distribution will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See a discussion of related risk factors in the section in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2016 and under Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for the repurchase of common units discussed above, and cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $66.7 million and $52.5 million during the three months ended October 31, 2016 and 2015, respectively. The operating partnership expects to pay cash distributions of $17.7 million on December 15, 2016.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $64.3 million for the three months ended October 31, 2016, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

 Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the three months ended
	October 31, 2016	October 31, 2016
Ferrell Companies (1)	22,529,361	$11,546
FCI Trading Corp. (2)	195,686	100
Ferrell Propane, Inc. (3)	51,204	26
James E. Ferrell (4)	4,763,475	2,441

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at October 31, 2016.
(2) FCI Trading is an affiliate of the general partner and thus a related party.
(3) Ferrell Propane is controlled by the general partner and thus a related party.
(4) James E. Ferrell is the Interim Chief Executive Officer and President of the general partner; and is Chairman of the Board of Directors of the general partner and thus a related party. JEF Capital Management owns 4,758,859 of these common units and is wholly-owned by the James E. Ferrell Revocable Trust Two for which James E. Ferrell is the trustee and sole beneficiary. The remaining 4,616 common units are held by Ferrell Resources Holding, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

During the three months ended October 31, 2016, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.0 million.

On December 15, 2016, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $2.3 million, $20 thousand, $5 thousand, $0.5 million, and $0.1 million, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2016. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2016 and July 31, 2016, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $11.8 million and $12.4 million as of October 31, 2016 and July 31, 2016, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

Credit risk

We maintain credit policies with regard to our counterparties that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines.

Our other counterparties consist of major energy companies who are suppliers, marketers, wholesalers, retailers, end users and financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may be similarly impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

At October 31, 2016, we had receivables from Jamex Marketing, LLC, a crude oil marketing company, totaling $48.1 million. On September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA, including the $48.1 million owed to us on October 31, 2016. The Jamex Secured Promissory Note is guaranteed pursuant to a guaranty agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and fully guaranteed by the other Jamex entities. The obligations of Jamex and the other Jamex entities are secured by a lien on certain of those entities’ assets, including Ferrellgas common units, other actively traded marketable securities and cash, which are to be held in a controlled account that can be seized by us in the event of default.

Interest rate risk

At October 31, 2016, we had $489.0 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $3.3 million for the twelve months ending October 31, 2017. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent change in interest rates would result in a reduction to future earnings of $1.4 million for the twelve months ending October 31, 2017.

As discussed above, the following interest rate swaps are outstanding as of October 31, 2016, and are all designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May 2021	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug 2018	$175,000 and decreasing to $100,000 in August 2017	Pay a fixed rate of 1.95% and receive a floating rate

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2016, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2016, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. A derivative lawsuit with similar allegations has been filed in state court in Missouri naming Ferrellgas and several current and former officers and directors as defendants. We believe that we have defenses and will vigorously defend these cases. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative action.

On October 21, 2016, Julio E. Rios II, an Executive Vice President of the general partner and the President and Chief Executive Officer of Bridger Logistics, LLC, and Jeremy H. Gamboa, also an Executive Vice President of the general partner and the Chief Operating Officer of Bridger Logistics, LLC both delivered notice of "good reason" for resignation to the general partner pursuant to their employment agreements alleging that the general partner had materially diminished their responsibilities and stating their intention to resign as a result if such purported material diminution is not cured within 30 days.

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements.  Each has indicated that they intend to make a claim for severance.  The general partner denies that Mr. Rios and Mr. Gamboa had "good reason" to resign and has other defenses to their claims for severance. We do not believe a loss is probable or reasonably estimable at this time related to this matter.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2016.

We may have difficulty maintaining compliance with the financial covenants, which include a maximum leverage ratio, in our secured credit facility and accounts receivable securitization facility. If weather continues to remain unseasonably warm or our debt reduction initiatives are unsuccessful we may be forced to seek an additional waiver or amendment to the secured credit facility and accounts receivables securitization facility. If we were unsuccessful in obtaining these waivers or amendments it could result in a default and potentially an acceleration of our existing indebtedness.

Our secured credit facility and accounts receivable securitization facility contain financial covenants, including a maximum leverage ratio. Our ability to comply with the maximum leverage ratio will be affected by events and circumstances beyond our control, including unseasonably warm weather that reduces demand for propane and sustained low commodity prices, and our ability to execute on our debt reduction initiatives.
If we are unable to comply with any of the financial covenants, including the maximum leverage ratio, we will be required to negotiate a waiver or amendment to the covenant. There can be no assurance that we will be able to obtain a waiver or amendment of covenant breaches if needed.
Our inability to comply with any of the covenants under our secured credit facility and accounts receivable securitization facility, in the absence of a waiver or amendment, will result in a default under both facilities. A default under the facilities, if not cured or waived, could result in an event of default that would permit the acceleration of all of our indebtedness under the facilities. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under our other debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full and we may be unable to borrow sufficient funds to refinance our debt, in which case our unitholders could experience a partial or total loss of their investment.
You will be required to pay taxes on your share of our income even if you do not receive cash distributions from us.
You will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, including our taxable income associated with a disposition of property or cancellation of debt, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability which results from that income.
As part of our debt reduction initiatives, we may engage in transactions that could have significant adverse tax consequences to our unitholders. For example, we may sell some of our assets and use the proceeds to pay down debt or fund capital expenditures rather than distributing the proceeds to our unitholders, and some or all of our unitholders may be allocated substantial taxable income and gain resulting from the sale without receiving a cash distribution. We may also engage in transactions to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, that could result in cancellation of indebtedness income (COD income) being allocated to our unitholders as taxable income. Any COD income may cause a unitholder to be allocated income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder.
The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of this income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2016 Ferrellgas Partners, L.P repurchased approximately 0.9 million common units from Jamex Marketing, LLC, funded by approximately $15.9 million in proceeds from the secured credit facility.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2016	—	—	—	—
September 1 - September 30, 2016	850,000	$18.65	—	—
October 1 - October 31, 2016	—	—	—	—
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

	#	10.18
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

	#	10.20
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

		10.36
Agreement and release dated September 27, 2016 by and between Stephen L. Wambold and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed September 28, 2016.

		10.37
Amendment No. 5 to Credit Agreement dated as of September 27, 2016, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed September 28, 2016.

		10.38
Fourth Amendment to Receivables Purchase Agreement dated as of September 27, 2016, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed September 28, 2016.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 9, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 9, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 9, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 9, 2016	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director