Form 10-Q
period 2017-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2017-03-09
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At February 28, 2017, the registrants had common units or shares of common stock outstanding as follows:

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	January 31, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,710	$4,965
Accounts and notes receivable, net (including $181,851 and $106,464 of accounts receivable pledged as collateral at January 31, 2017 and July 31, 2016, respectively)	223,978	149,583
Inventories	114,862	90,594
Prepaid expenses and other current assets	37,729	39,973
Total current assets	391,279	285,115

Property, plant and equipment, net	747,045	774,680
Goodwill, net	256,103	256,103
Intangible assets (net of accumulated amortization of $420,329 and $404,271 at January 31, 2017 and July 31, 2016, respectively)	264,165	280,185
Other assets, net	87,028	87,223
Total assets	$1,745,620	$1,683,306

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$108,271	$67,928
Short-term borrowings	65,599	101,291
Collateralized note payable	133,000	64,000
Other current liabilities	134,945	128,958
Total current liabilities	441,815	362,177

Long-term debt	1,966,909	1,941,335
Other liabilities	33,428	31,574
Contingencies and commitments (Note K)

Partners' deficit:
Common unitholders (97,152,665 and 98,002,665 units outstanding at January 31, 2017 and July 31, 2016, respectively)	(641,239)	(570,754)
General partner unitholder (989,926 units outstanding at January 31, 2017 and July 31, 2016)	(66,387)	(65,835)
Accumulated other comprehensive income (loss)	14,430	(10,468)
Total Ferrellgas Partners, L.P. partners' deficit	(693,196)	(647,057)
Noncontrolling interest	(3,336)	(4,723)
Total partners' deficit	(696,532)	(651,780)
Total liabilities and partners' deficit	$1,745,620	$1,683,306
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
Revenues:
Propane and other gas liquids sales	$437,375	$376,856	$679,774	$622,157
Midstream operations	96,787	188,333	204,831	382,003
Other	45,088	84,049	74,187	116,224
Total revenues	579,250	649,238	958,792	1,120,384

Costs and expenses:
Cost of sales - propane and other gas liquids sales	235,029	174,829	354,241	296,580
Cost of sales - midstream operations	87,024	148,443	181,666	302,047
Cost of sales - other	20,657	55,774	32,403	70,222
Operating expense	113,076	115,997	218,162	232,196
Depreciation and amortization expense	25,607	37,367	51,809	74,346
General and administrative expense	12,279	10,072	26,548	29,216
Equipment lease expense	7,416	7,278	14,765	14,310
Non-cash employee stock ownership plan compensation charge	2,945	3,141	6,699	8,397
Asset impairments	—	—	—	29,316
Loss on asset sales and disposal	45	2,524	6,468	17,441

Operating income	75,172	93,813	66,031	46,313

Interest expense	(36,819)	(34,730)	(72,247)	(68,518)
Other income (expense), net	763	(298)	1,271	(420)

Earnings (loss) before income taxes	39,116	58,785	(4,945)	(22,625)

Income tax (benefit) expense	588	1,030	(2)	186

Net earnings (loss)	38,528	57,755	(4,943)	(22,811)

Net earnings (loss) attributable to noncontrolling interest	430	628	32	(145)

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	38,098	57,127	(4,975)	(22,666)

Less: General partner's interest in net earnings (loss)	381	571	(50)	(227)

Common unitholders' interest in net earnings (loss)	$37,717	$56,556	$(4,925)	$(22,439)

Basic and diluted net earnings (loss) per common unit	$0.39	$0.58	$(0.05)	$(0.23)

Cash distributions declared per common unit	$0.10	$0.5125	$0.20	$1.0250
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016

Net earnings (loss)	$38,528	$57,755	$(4,943)	$(22,811)
Other comprehensive income:
Change in value of risk management derivatives	15,262	(11,504)	20,400	(11,120)
Reclassification of losses on derivatives to earnings, net	514	8,567	4,752	16,793
Other comprehensive income (loss)	15,776	(2,937)	25,152	5,673
Comprehensive income (loss)	54,304	54,818	20,209	(17,138)
Less: Comprehensive income (loss) attributable to noncontrolling interest	590	597	286	(89)
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$53,714	$54,221	$19,923	$(17,049)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income (loss)	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder			Non-controlling interest
Balance at July 31, 2016	98,002.7	989.9	$(570,754)	$(65,835)	$(10,468)	$(647,057)	$(4,723)	$(651,780)
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	9,797	99	—	9,896	101	9,997
Other contributions	—	—	—	—	—	—	1,693	1,693
Distributions	—	—	(59,506)	(601)	—	(60,107)	(693)	(60,800)
Common unit repurchases	(850.0)	—	(15,851)	—	—	(15,851)	—	(15,851)
Net earnings (loss)	—	—	(4,925)	(50)	—	(4,975)	32	(4,943)
Other comprehensive income	—	—	—	—	24,898	24,898	254	25,152
Balance at January 31, 2017	97,152.7	989.9	$(641,239)	$(66,387)	$14,430	$(693,196)	$(3,336)	$(696,532)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,943)	$(22,811)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	51,809	74,346
Non-cash employee stock ownership plan compensation charge	6,699	8,397
Non-cash stock-based compensation charge	3,298	5,666
Asset impairments	—	29,316
Loss on asset sales and disposal	6,468	17,441
Change in fair value of contingent consideration	—	(100)
Unrealized gain on derivative instruments	(1,862)	—
Provision for doubtful accounts	(283)	952
Deferred income tax expense	35	88
Other	2,659	2,531
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(74,403)	(77,498)
Inventories	(24,268)	4,280
Prepaid expenses and other current assets	7,060	9,066
Accounts payable	40,444	29,266
Accrued interest expense	1,916	(420)
Other current liabilities	19,951	(29,145)
Other assets and liabilities	4,757	2,652
Net cash provided by operating activities	39,337	54,027

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(12,718)
Capital expenditures	(19,768)	(39,461)
Proceeds from sale of assets	4,591	6,441
Other	(37)	(28)
Net cash used in investing activities	(15,214)	(45,766)

Cash flows from financing activities:
Distributions	(60,107)	(102,693)
Proceeds from issuance of long-term debt	204,444	92,959
Payments on long-term debt	(172,790)	(6,149)
Net additions to (reductions in) short-term borrowings	(35,692)	10,881
Net additions to collateralized short-term borrowings	69,000	49,000
Cash paid for financing costs	(4,382)	(398)
Noncontrolling interest activity	1,000	(1,575)
Repurchase of common units	(15,851)	(46,398)
Proceeds from exercise of common unit options	—	182
Cash contribution from general partner in connection with common unit issuances	—	32
Net cash used in financing activities	(14,378)	(4,159)

Net change in cash and cash equivalents	9,745	4,102
Cash and cash equivalents - beginning of period	4,965	7,652
Cash and cash equivalents - end of period	$14,710	$11,754
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of January 31, 2017, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the six months ended January 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2017.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board, ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements. Ferrellgas has formed an implementation team, completed training on the new standard, prepared an initial assessment and is continuing to review its contracts with customers.

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

FASB Accounting Standard Update No. 2016-02
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas is currently evaluating the impact of its pending adoption of ASU 2016-02 on the consolidated financial statements. Ferrellgas has formed an implementation team, completed training on the new standard, and is working on an initial assessment.

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

FASB Accounting Standard Update No. 2017-04
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated Step 2 from the goodwill impairment test. Under the new guidance, entities should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Ferrellgas elected to early adopt the provisions of this standard for the current quarter ended January 31, 2017. The adoption of this standard did not materially impact our consolidated financial statements.

C. Significant transactions

Termination of Bridger agreement with Jamex Marketing, LLC

In connection with the closing of our acquisition of Bridger in June 2015, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex Marketing, LLC ("Jamex") pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer at that time.

As a result of concerns regarding the collectability of amounts owed to Bridger from Jamex under the Jamex TLA and certain other matters between Bridger and Jamex, on September 1, 2016, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas purchasing certain Ferrellgas common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's former largest customer in the future.

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7%, which decreased to 2.8% as a result of Ferrellgas reducing its quarterly distribution rate to $0.10, and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first quarterly interest payment of approximately $0.9 million was received in December 2016. Beginning in March 2017, Jamex is required to make quarterly principal and interest payments. The maturity date of the Jamex Secured Promissory Note is December 17, 2021, and Jamex may prepay the Secured Promissory Note in whole or in part at any time.

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

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default.

During the year ended July 31, 2016, approximately 60% of Midstream operations - Crude oil logistics' segment (Bridger) gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which it provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, Ferrellgas negotiated a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's former largest customer in the future.

D. Supplemental financial statement information

Inventories consist of the following:

	January 31, 2017	July 31, 2016
Propane gas and related products	$67,447	$59,726
Crude oil	20,880	4,642
Appliances, parts and supplies	26,535	26,226
Inventories	$114,862	$90,594

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms generally up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2017, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 87.1 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	January 31, 2017	July 31, 2016
Note receivable - Jamex	$37,500	$39,760
Other	49,528	47,463
Other assets, net	$87,028	$87,223

Other current liabilities consist of the following:

	January 31, 2017	July 31, 2016
Customer deposits and advances	29,618	27,391
Price risk management liabilities	2,975	18,401
Other	102,352	83,166
Other current liabilities	$134,945	$128,958

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
Operating expense	$47,157	$43,881	$88,883	$84,225
Depreciation and amortization expense	996	1,082	2,022	2,197
Equipment lease expense	6,652	6,486	13,318	12,915
	$54,805	$51,449	$104,223	$99,337

Loss on asset sales and disposal consists of the following:

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
Loss on assets held for sale	$—	$—	$—	$12,112
(Gain) loss on sale of assets held for sale	—	(468)	—	791
Loss on sale of assets and other	45	2,992	6,468	4,538
Loss on asset sales and disposal	$45	$2,524	$6,468	$17,441

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2017	2016
Cash paid for:
Interest	$69,572	$64,406
Income taxes	$26	$5
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$—	$426
Change in accruals for property, plant and equipment additions	$(100)	$22,860

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2017	July 31, 2016
Accounts receivable pledged as collateral	$181,851	$106,464
Accounts receivable	34,069	43,148
Note receivable - Jamex, current portion	10,000	5,000
Other	339	38
Less: Allowance for doubtful accounts	(2,281)	(5,067)
Accounts and notes receivable, net	$223,978	$149,583

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

The consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters earnings before interest expense, income tax expense, depreciation and amortization expense ("EBITDA") of the operating partnership (adjusted for certain, specified items), as detailed in Ferrellgas' secured credit facility and accounts receivable securitization facility. Ferrellgas' consolidated leverage ratio was 5.81x as of January 31, 2017, which permits approximately $41.0 million of additional borrowing capacity or approximately $6.9 million less EBITDA.

Ferrellgas' accounts receivable securitization facility includes a consolidated interest coverage ratio covenant. This covenant requires that the ratio of trailing four quarters EBITDA of the operating partnership (adjusted for certain, specified items) to interest expense of the operating partnership be at least 2.5x at each fiscal quarter end. This ratio was 2.59x as of January 31, 2017, which permits approximately $4.3 million of additional interest expense or approximately $10.6 million less EBITDA. See additional disclosure about Ferrellgas' financial covenants in Note F - Debt.

At January 31, 2017, $181.9 million of trade accounts receivable were pledged as collateral against $133.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2016, $106.5 million of trade accounts receivable were pledged as collateral against $64.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2017, Ferrellgas had received cash proceeds of $133.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2016, Ferrellgas had received cash proceeds of $64.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.9% and 3.0% as of January 31, 2017 and July 31, 2016, respectively.

F.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2017 and July 31, 2016, $65.6 million and $101.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	January 31, 2017	July 31, 2016
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$500,000
Fixed rate, 6.75%, due 2023	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $3,580 and $4,008 at January 31, 2017 and July 31, 2016, respectively	478,580	479,008
Fixed rate, 8.625%, due 2020, net of unamortized discount of $7,000 and $0 at January 31, 2017 and July 31, 2016, respectively (1)	350,000	182,000
Fair value adjustments related to interest rate swaps	616	5,830

Secured credit facility
Variable interest rate, expiring October 2018 (net of $65.6 million and $101.3 million classified as short-term borrowings at January 31, 2017 and July 31, 2016, respectively)	159,301	293,109

Notes payable
11.9% and 11.8% weighted average interest rate at January 31, 2017 and July 31, 2016, respectively, due 2016 to 2022, net of unamortized discount of $1,216 and $1,566 at January 31, 2017 and July 31, 2016, respectively	6,296	8,484
Total debt, excluding unamortized debt issuance costs	1,994,793	1,968,431
Unamortized debt issuance costs	(25,386)	(23,175)
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,498	3,921
Long-term debt	$1,966,909	$1,941,335

(1)
During January 2017, Ferrellgas Partners issued and sold, in a private placement offering with registration rights, $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, issued at 96% of par. The unsecured senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Ferrellgas Partners contributed the net proceeds from the offering of approximately $165.9 million to the operating partnership, which used such amount to repay borrowings under its secured credit facility.

As of January 31, 2017, the scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2017	$1,164
2018	2,379
2019	161,106
2020	357,960
2021	500,835
Thereafter	975,369
Total	$1,998,813

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit Ferrellgas Partners' ability and the ability of specified subsidiaries of ours to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are the consolidated leverage ratio and consolidated interest coverage ratio, as defined in the secured credit facility and the accounts receivable securitization facility, and the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners.

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the covenants under the secured credit facility and accounts receivable securitization facility and in pro forma compliance with the covenants under the operating partnerships indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders.

Before a restricted payment (as defined in the Ferrellgas Partners indentures) can be made by Ferrellgas Partners, Ferrellgas Partners must be in compliance with the covenant under the Ferrellgas Partners indenture. If Ferrellgas Partners is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders.

A breach of the financial covenants under the secured credit facility and the accounts receivable securitization facility will also result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and giving the lenders and receivables purchasers the right to accelerate the operating partnership's obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

Consolidated leverage ratio

On September 27, 2016, Ferrellgas entered into a fifth amendment to its secured credit facility to modify the maximum consolidated leverage ratio covenant as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

The consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA of the operating partnership (adjusted for certain, defined items), as detailed in Ferrellgas' secured credit facility. Ferrellgas' consolidated leverage ratio was 5.81x as of January 31, 2017, which permits approximately $41.0 million of additional borrowing capacity or approximately $6.9 million less EBITDA.

Consolidated interest coverage ratio

Ferrellgas' secured credit facility includes a consolidated interest coverage ratio covenant. This covenant requires that the ratio of trailing four quarters EBITDA of the operating partnership (adjusted for certain, specified items) to interest expense of the operating partnership be at least 2.5x at each fiscal quarter end. This ratio was 2.59x at January 31, 2017, which permits approximately $4.3 million of additional interest expense or approximately $10.6 million less EBITDA. This covenant also requires a ratio of at least 2.25x at each fiscal quarter end, which permits approximately $17.3 million of additional interest expense or approximately $38.9 million less EBITDA, before a restricted payment can be made.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA of Ferrellgas Partners (adjusted for certain, specified items) to interest expense of Ferrellgas Partners be at least 1.75x on a pro forma basis, before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. As of January 31, 2017, the ratio was 2.01x, which permits approximately $22.3 million of additional interest expense or approximately $39.0 million less EBITDA.

Given the lack of headroom on these covenants, Ferrellgas continues to execute on a strategy to reduce its debt and interest expense. This strategy may include issuance of equity, amending existing debt agreements, asset sales or a further reduction in Ferrellgas Partners' annual distribution, which was reduced during the quarter ended October 31, 2016 from an annualized rate of $2.05 to $0.40 per common unit. Ferrellgas believes any debt and interest expense reduction strategies would remain in effect until Ferrellgas' consolidated leverage ratio reaches 4.5x or a level Ferrellgas deems appropriate for its business.

If Ferrellgas is unsuccessful with its strategy to reduce debt and interest expense, it believes it is probable that it will be in violation of the consolidated leverage ratio, consolidated interest coverage ratio and consolidated fixed charge coverage ratio as of the fiscal quarter ending April 30, 2017.

Failure to comply with any of the above or other financial covenants could have a material effect on Ferrellgas' operating capacity and cash flows and could further restrict Ferrellgas' ability to incur debt, pay interest on the notes or to make cash distributions to unitholders, even if sufficient funds were available. If Ferrellgas is unable to comply with any of the above or other financial covenants, Ferrellgas will be required to negotiate a waiver or amendment to the covenant. There can be no assurance that Ferrellgas will be able to obtain a waiver or amendment of covenant breaches, if needed.

Ferrellgas' inability to comply with any of the covenants under the secured credit facility and accounts receivable securitization facility or the indenture governing the notes issued by Ferrellgas Partners, in the absence of a waiver or amendment, will result in a default under these facilities. A default under these facilities, if not cured or waived, could result in an event of default that would permit the acceleration of all of Ferrellgas' indebtedness under the facilities and restrict future borrowings and distributions. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of Ferrellgas' debt is accelerated, Ferrellgas' assets may be insufficient to repay such debt in full and Ferrellgas may be unable to borrow sufficient funds to refinance debt, in which case the unitholders could experience a partial or total loss of their investment.

Secured credit facility

As of January 31, 2017, Ferrellgas had total borrowings outstanding under its secured credit facility of $224.9 million, of which $65.6 million was classified as short-term debt. Ferrellgas had $349.5 million of capacity under the secured credit facility as of January 31, 2017. However, the consolidated leverage ratio covenant under this facility limits additional borrowings to $41.0 million as of January 31, 2017. As of July 31, 2016, Ferrellgas had total borrowings outstanding under its secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt. Ferrellgas had $219.3 million of capacity under the secured credit facility as of July 31, 2016. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to $8.1 million as of July 31, 2016. Borrowings outstanding at January 31, 2017 and July 31, 2016 under the secured credit facility had weighted average interest rates of 4.8% and 3.7%, respectively.

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

Letters of credit outstanding at January 31, 2017 totaled $125.6 million and were used to secure insurance arrangements and product purchases. Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At January 31, 2017, Ferrellgas had remaining letter of credit capacity of $74.4 million. At July 31, 2016, Ferrellgas had remaining letter of credit capacity of $113.7 million.

G.  Partners' deficit

As of January 31, 2017 and July 31, 2016, limited partner units were beneficially owned by the following:

	January 31, 2017	July 31, 2016
Public common unitholders (1)	69,612,939	70,462,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”
(2) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at January 31, 2017.
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

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
Public common unitholders	$6,961	$36,110	$42,639	$73,440
Ferrell Companies	2,253	11,546	13,799	23,092
FCI Trading Corp.	20	100	120	200
Ferrell Propane, Inc.	5	26	31	52
James E. Ferrell	476	2,441	2,917	4,882
General partner	98	507	601	1,027
	$9,813	$50,730	$60,107	$102,693

On February 23, 2017, Ferrellgas Partners declared a cash distribution of $0.10 per common unit for the three months ended January 31, 2017, which is expected to be paid on March 17, 2017. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$2,253
FCI Trading Corp.	20
Ferrell Propane, Inc.	5
James E. Ferrell	476
General partner	98

See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2017 and 2016.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

During the six months ended January 31, 2016, the general partner made non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2017 and July 31, 2016:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,038	$—	$1,038
Commodity derivatives	$—	$17,200	$—	$17,200
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(1,918)	$—	$(1,918)
Commodity derivatives	$—	$(1,689)	$—	$(1,689)

July 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$5,830	$—	$5,830
Commodity derivatives	$—	$8,241	$—	$8,241
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,553)	$—	$(3,553)
Commodity derivatives	$—	$(17,689)	$—	$(17,689)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the Jamex note receivable, a financial instrument classified in "Other assets, net" on the consolidated balance sheet, is approximately $42.6 million, or $5.0 million less than its carrying amount as of January 31, 2017. The estimated fair value of the Jamex note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At January 31, 2017 and July 31, 2016, the estimated fair value of Ferrellgas’ long-term debt instruments was $2,057.1 million and $1,920.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2017 and 2016, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of January 31, 2017 and July 31, 2016:

	January 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$10,293	Other current liabilities	$306
Commodity derivatives-propane	Other assets, net	6,647	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	1,038	Other current liabilities	1,273
Interest rate swap agreements	Other assets, net	—	Other liabilities	645
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	985
Commodity derivatives- crude oil	Prepaid expenses and other current assets	260	Other current liabilities	398
	Total	$18,238	Total	$3,607

	July 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,263	Other current liabilities	$10,184
Commodity derivatives-propane	Other assets, net	3,056	Other liabilities	1,597
Interest rate swap agreements	Prepaid expenses and other current assets	1,654	Other current liabilities	2,309
Interest rate swap agreements	Other assets, net	4,176	Other liabilities	1,244
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,996
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,922	Other current liabilities	1,912
	Total	$14,071	Total	$21,242

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2017 and July 31, 2016, respectively:

	January 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$2,269	Other current liabilities	$8,278
	Other assets, net	848	Other liabilities	4,115
		$3,117		$12,393

	July 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$8,252	Other current liabilities	$—
	Other assets, net	1,275	Other liabilities	—
		$9,527		$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three and six months ended January 31, 2017 and 2016 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2017	2016	2017	2016
Interest rate swap agreements	Interest expense	$328	$505	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2017	2016	2017	2016
Interest rate swap agreements	Interest expense	$748	$1,042	$(4,550)	$(4,550)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2017 and 2016 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$14,699	Cost of sales-propane and other gas liquids sales	$73	$—
Interest rate swap agreements	563	Interest expense	(587)	—
	$15,262		$(514)	$—

	For the three months ended January 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(10,760)	Cost of sales-propane and other gas liquids sales	$(7,813)	$—
Interest rate swap agreements	(744)	Interest expense	(754)	—
	$(11,504)		$(8,567)	$—

	For the six months ended January 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$19,572	Cost of sales-propane and other gas liquids sales	$(3,523)	$—
Interest rate swap agreements	828	Interest expense	(1,229)	—
	$20,400		$(4,752)	$—

	For the six months ended January 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(9,175)	Cost of sales-propane and other gas liquids sales	$(15,262)	$—
Interest rate swap agreements	(1,945)	Interest expense	(1,531)	—
	$(11,120)		$(16,793)	$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three and six months ended January 31, 2017 and 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended January 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,007)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$489	Operating expense

	For the three months ended January 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$2,992	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(3,696)	Operating expense

	For the six months ended January 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(2,248)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,516	Operating expense

	For the six months ended January 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$4,020	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(4,734)	Operating expense

The changes in derivatives included in AOCI for the six months ended January 31, 2017 and 2016 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2017	2016
Beginning balance	$(9,815)	$(38,906)
Change in value of risk management commodity derivatives	19,572	(9,175)
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	3,523	15,262
Change in value of risk management interest rate derivatives	828	(1,945)
Reclassification of gains and losses on interest rate hedges to interest expense	1,229	1,531
Ending balance	$15,337	$(33,233)

Ferrellgas expects to reclassify net gains related to the risk management commodity derivatives of approximately $10.0 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2017, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2017, Ferrellgas had financial derivative contracts covering 2.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of January 31, 2017, Ferrellgas had financial derivative contracts covering 0.1 million barrels of diesel and 14 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of January 31, 2017, Ferrellgas had financial derivative contracts covering 0.6 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2017, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is $16.6 million.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas' debt rating. As of January 31, 2017, a downgrade in Ferrellgas' debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on January 31, 2017 and Ferrellgas had posted no collateral in the normal course of business related to such derivatives.

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

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
Operating expense	$61,492	$55,856	$117,206	$115,036

General and administrative expense	$8,217	$7,247	$16,800	$14,340

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

On October 21, 2016, Julio E. Rios II, an Executive Vice President of the general partner and the President and Chief Executive Officer of Bridger Logistics, LLC, and Jeremy H. Gamboa, also an Executive Vice President of the general partner and the Chief Operating Officer of Bridger Logistics, LLC both delivered notice of "good reason" for resignation to the general partner pursuant to their employment agreements alleging that the general partner had materially diminished their responsibilities and stating their intention to resign as a result if such purported material diminution was not cured within 30 days.

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements.  Each has indicated that they intend to make a claim for severance which will be resolved in arbitration.  The general partner denies that Mr. Rios and Mr. Gamboa had "good reason" to resign and has other defenses to their claims for severance.  Ferrellgas does not believe a loss is probable or reasonably estimable at this time related to this matter.

Ferrellgas and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania. Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger, and that Bridger therefore should be responsible for the arbitration amount. Ferrellgas has very little information on the confidential arbitration between JTS and Eddystone but believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however Ferrellgas believes that the amount of such damage claims, if ultimately owed to Eddystone, likely would be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. The lawsuit is in its very early stages and discovery has not yet begun; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

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

There was no dilutive effect resulting from this method based on basic and diluted net earnings per common unitholders' interest for the three and six months ended January 31, 2017 or 2016.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net earnings (loss)	$37,717	$56,556	$(4,925)	$(22,439)

Weighted average common units outstanding - basic	97,152.7	98,334.4	97,305.1	99,355.6
Dilutive securities	—	0.9	—	—
Weighted average common units outstanding - diluted	97,152.7	98,335.3	97,305.1	99,355.6

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.39	$0.58	$(0.05)	$(0.23)

M.    Segment reporting

Following is a summary of segment information for the three and six months ended January 31, 2017 and 2016:

	Three months ended January 31, 2017
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$482,463	$94,627	$3,819	$(1,659)	$579,250
Direct costs (1)	370,175	92,196	13,508	(1,659)	474,220
Adjusted EBITDA	$112,288	$2,431	$(9,689)	$—	$105,030

	Three months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$460,905	$183,793	$4,540	$—	$649,238
Direct costs (1)	338,795	155,072	17,042	—	510,909
Adjusted EBITDA	$122,110	$28,721	$(12,502)	$—	$138,329

	Six months ended January 31, 2017
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$753,961	$200,954	$6,765	$(2,888)	$958,792
Direct costs (1)	607,189	193,752	27,339	(3,537)	824,743
Adjusted EBITDA	$146,772	$7,202	$(20,574)	$649	$134,049

	Six months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$738,381	$373,166	$8,837	$—	$1,120,384
Direct costs (1)	580,672	319,642	32,842	—	933,156
Adjusted EBITDA	$157,709	$53,524	$(24,005)	$—	$187,228

(1) Direct costs are comprised of "cost of products sold-propane and other gas liquids sales", "cost of products sold-midstream operations", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock-based compensation charge", "change in fair value of contingent consideration", "severance charge", "litigation accrual and related legal fees associated with a class action lawsuit", "unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments" and "acquisition and transition expenses".

Following is a reconciliation of Ferrellgas' total segment performance measure to condensed consolidated net earnings (loss):

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$38,098	$57,127	$(4,975)	$(22,666)
Income tax expense (benefit)	588	1,030	(2)	186
Interest expense	36,819	34,730	72,247	68,518
Depreciation and amortization expense	25,607	37,367	51,809	74,346
EBITDA	101,112	130,254	119,079	120,384
Non-cash employee stock ownership plan compensation charge	2,945	3,141	6,699	8,397
Non-cash stock-based compensation charge	1,417	(2,456)	3,298	5,666
Asset impairments	—	—	—	29,316
Loss on asset sales and disposal	45	2,524	6,468	17,441
Other (income) expense, net	(763)	298	(1,271)	420
Change in fair value of contingent consideration	—	—	—	(100)
Severance costs	490	—	1,959	856
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(646)	3,870	(2,215)	4,908
Acquisition and transition expenses	—	70	—	85
Net earnings (loss) attributable to noncontrolling interest	430	628	32	(145)
Adjusted EBITDA	$105,030	$138,329	$134,049	$187,228

Following are total assets by segment:

Assets	January 31, 2017	July 31, 2016
Propane and related equipment sales	$1,296,833	$1,202,214
Midstream operations - crude oil logistics	273,590	275,303
Corporate, other and unallocated	175,197	205,789
Total consolidated assets	$1,745,620	$1,683,306

Following are capital expenditures by segment:

	Six months ended January 31, 2017
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Total
Capital expenditures:
Maintenance	$5,551	$33	$1,655	$7,239
Growth	9,857	—	—	9,857
Total	$15,408	$33	$1,655	$17,096

	Six months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Total
Capital expenditures:
Maintenance	$8,588	$—	$711	$9,299
Growth	16,035	26,638	8,478	51,151
Total	$24,623	$26,638	$9,189	$60,450
N. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	January 31, 2017	July 31, 2016
ASSETS
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	19,839	19,747
Accumulated deficit	(19,839)	(19,747)
Total stockholder's equity	$1,000	$1,000
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016

General and administrative expense	$—	$—	$92	$50

Net loss	$—	$—	$(92)	$(50)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(92)	$(50)
Cash used in operating activities	(92)	(50)

Cash flows from financing activities:
Capital contribution	92	50
Cash provided by financing activities	92	50

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000
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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for the Partnership's $357.0 million, 8.625% senior notes due 2020.

During January 2017, the Partnership issued $175.0 million in aggregate principal amount of additional 8.625% senior notes at a 4% discount due 2020. Net proceeds of $165.9 million were contributed to Ferrellgas, L.P. and used to reduce outstanding indebtedness under the Ferrellgas, L.P. secured credit facility.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	January 31, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,657	$4,890
Accounts and notes receivable, net (including $181,851 and $106,464 of accounts receivable pledged as collateral at January 31, 2017 and July 31, 2016, respectively)	223,978	149,583
Inventories	114,862	90,594
Prepaid expenses and other current assets	37,847	39,955
Total current assets	390,344	285,022

Property, plant and equipment, net	747,045	774,680
Goodwill, net	256,103	256,103
Intangible assets (net of accumulated amortization of $420,329 and $404,271 at January 31, 2017 and July 31, 2016, respectively)	264,165	280,185
Other assets, net	87,028	87,223
Total assets	$1,744,685	$1,683,213

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$108,271	$67,928
Short-term borrowings	65,599	101,291
Collateralized note payable	133,000	64,000
Other current liabilities	130,167	126,952
Total current liabilities	437,037	360,171

Long-term debt	1,622,184	1,760,881
Other liabilities	33,428	31,574
Contingencies and commitments (Note K)

Partners' deficit:
Limited partner	(359,058)	(454,222)
General partner	(3,498)	(4,631)
Accumulated other comprehensive income (loss)	14,592	(10,560)
Total partners' deficit	(347,964)	(469,413)
Total liabilities and partners' deficit	$1,744,685	$1,683,213
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
Revenues:
Propane and other gas liquids sales	$437,375	$376,856	$679,774	$622,157
Midstream operations	96,787	188,333	204,831	382,003
Other	45,088	84,049	74,187	116,224
Total revenues	579,250	649,238	958,792	1,120,384

Costs and expenses:
Cost of sales - propane and other gas liquids sales	235,029	174,829	354,241	296,580
Cost of sales - midstream operations	87,024	148,443	181,666	302,047
Cost of sales - other	20,657	55,774	32,403	70,222
Operating expense	113,076	115,997	218,162	232,196
Depreciation and amortization expense	25,607	37,367	51,809	74,346
General and administrative expense	12,278	9,674	26,547	28,818
Equipment lease expense	7,416	7,278	14,765	14,310
Non-cash employee stock ownership plan compensation charge	2,945	3,141	6,699	8,397
Asset impairments	—	—	—	29,316
Loss on asset sales and disposal	45	2,524	6,468	17,441

Operating income	75,173	94,211	66,032	46,711

Interest expense	(32,748)	(30,701)	(64,146)	(60,459)
Other income (expense), net	763	(298)	1,271	(420)

Earnings (loss) before income taxes	43,188	63,212	3,157	(14,168)

Income tax (benefit) expense	588	1,025	(3)	181

Net earnings (loss)	$42,600	$62,187	$3,160	$(14,349)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016

Net income (loss)	$42,600	$62,187	$3,160	$(14,349)
Other comprehensive income (loss):
Change in value of risk management derivatives	15,262	(11,504)	20,400	(11,120)
Reclassification of losses on derivatives to earnings, net	514	8,567	4,752	16,793
Other comprehensive income (loss)	15,776	(2,937)	25,152	5,673
Comprehensive income (loss)	$58,376	$59,250	$28,312	$(8,676)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	deficit

Balance at July 31, 2016	$(454,222)	$(4,631)	$(10,560)	$(469,413)
Contributions in connection with non-cash ESOP and stock-based compensation charges	9,896	101	—	9,997
Contributions from partners	165,947	1,693	—	167,640
Distributions	(83,807)	(693)	—	(84,500)
Net earnings	3,128	32	—	3,160
Other comprehensive income	—	—	25,152	25,152
Balance at January 31, 2017	$(359,058)	$(3,498)	$14,592	$(347,964)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$3,160	$(14,349)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	51,809	74,346
Non-cash employee stock ownership plan compensation charge	6,699	8,397
Non-cash stock-based compensation charge	3,298	5,666
Asset impairments	—	29,316
Loss on asset sales and disposal	6,468	17,441
Change in fair value of contingent consideration	—	(100)
Unrealized gain on derivative instruments	(1,862)	—
Provision for doubtful accounts	(283)	952
Deferred income tax expense	35	88
Other	2,448	2,321
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(74,403)	(77,782)
Inventories	(24,268)	4,280
Prepaid expenses and other current assets	6,924	9,073
Accounts payable	40,444	29,266
Accrued interest expense	(12)	(420)
Other current liabilities	20,087	(26,685)
Other assets and liabilities	4,757	2,651
Net cash provided by operating activities	45,301	64,461

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(12,718)
Capital expenditures	(19,768)	(39,461)
Proceeds from sale of assets	4,591	6,441
Other	(37)	(28)
Net cash used in investing activities	(15,214)	(45,766)

Cash flows from financing activities:
Distributions	(84,500)	(158,907)
Contributions from partners	167,640	30
Proceeds from issuance of long-term debt	36,444	92,959
Payments on long-term debt	(172,790)	(6,149)
Net additions to (reductions in) short-term borrowings	(35,692)	10,881
Net additions to collateralized short-term borrowings	69,000	49,000
Cash paid for financing costs	(1,422)	(398)
Net cash used in financing activities	(21,320)	(12,584)

Net change in cash and cash equivalents	8,767	6,111
Cash and cash equivalents - beginning of period	4,890	5,600
Cash and cash equivalents - end of period	$13,657	$11,711
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

Due to seasonality, the results of operations for the six months ended January 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2017.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board, ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas, L.P. for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas, L.P. is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the consolidated financial statements. Ferrellgas, L.P. has formed an implementation team, completed training on the new standard, prepared an initial assessment and is continuing to review its contracts with customers.

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

FASB Accounting Standard Update No. 2016-02
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas, L.P. is currently evaluating the impact of our pending adoption of ASU 2016-02 on the consolidated financial statements. Ferrellgas, L.P. has formed an implementation team, completed training on the new standard, and is working on an initial assessment.

FASB Accounting Standard Update No. 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas, L.P. is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

FASB Accounting Standard Update No. 2017-04
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated Step 2 from the goodwill impairment test. Under the new guidance, entities should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Ferrellgas, L.P. elected to early adopt the provisions of this standard for the current quarter ended January 31, 2017. The adoption of this standard did not materially impact our consolidated financial statements.

C. Significant transactions

Termination of Bridger agreement with Jamex Marketing, LLC

In connection with the closing of our acquisition of Bridger in June 2015, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex Marketing, LLC ("Jamex") pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer at that time.

As a result of concerns regarding the collectability of amounts owed to Bridger from Jamex under the Jamex TLA and certain other matters between Bridger and Jamex, on September 1, 2016, Bridger, Jamex, Ferrellgas Partners and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas Partners purchasing certain Ferrellgas Partners common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas Partners does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's former largest customer in the future.

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7%, which decreased to 2.8% as a result of Ferrellgas Partners reducing its quarterly distribution rate, and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first quarterly interest payment of approximately $0.9 million was received in December 2016. Beginning in March 2017, Jamex is required to make quarterly principal and interest payments. The maturity date of the Jamex Secured Promissory Note is December 17, 2021, and Jamex may prepay the Secured Promissory Note in whole or in part at any time.

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

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas, L.P. in the event of default.

During the year ended July 31, 2016, approximately 60% of Midstream operations - Crude oil logistics' segment (Bridger) gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which it provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas, L.P. determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we negotiated a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's former largest customer in the future.

D.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2017	July 31, 2016
Propane gas and related products	$67,447	$59,726
Crude oil	20,880	4,642
Appliances, parts and supplies	26,535	26,226
Inventories	$114,862	$90,594

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms generally up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2017, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 87.1 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	January 31, 2017	July 31, 2016
Note receivable - Jamex	$37,500	$39,760
Other	49,528	47,463
Other assets, net	$87,028	$87,223

Other current liabilities consist of the following:

	January 31, 2017	July 31, 2016
Customer deposits and advances	29,618	27,391
Price risk management liabilities	2,975	18,401
Other	97,574	81,160
Other current liabilities	$130,167	$126,952

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
Operating expense	$47,157	$43,881	$88,883	$84,225
Depreciation and amortization expense	996	1,082	2,022	2,197
Equipment lease expense	6,652	6,486	13,318	12,915
	$54,805	$51,449	$104,223	$99,337

Loss on asset sales and disposal consists of the following:

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
Loss on assets held for sale	$—	$—	$—	$12,112
(Gain) loss on sale of assets held for sale	—	(468)	—	791
Loss on sale of assets and other	45	2,992	6,468	4,538
Loss on asset sales and disposal	$45	$2,524	$6,468	$17,441

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2017	2016
Cash paid for:
Interest	$61,723	$56,558
Income taxes	$25	$—
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$—	$426
Change in accruals for property, plant and equipment additions	$(100)	$22,860

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2017	July 31, 2016
Accounts receivable pledged as collateral	$181,851	$106,464
Accounts receivable	34,069	43,148
Note receivable - Jamex, current portion	10,000	5,000
Other	339	38
Less: Allowance for doubtful accounts	(2,281)	(5,067)
Accounts and notes receivable, net	$223,978	$149,583

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

The consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters earnings before interest expense, income tax expense, depreciation and amortization expense ("EBITDA") of the operating partnership (adjusted for certain, specified items), as detailed in Ferrellgas, L.P.'s secured credit facility and accounts receivable securitization facility. Ferrellgas, L.P.'s consolidated leverage ratio was 5.81x as of January 31, 2017, which permits approximately $41.0 million of additional borrowing capacity or approximately $6.9 million less EBITDA.

Ferrellgas, L.P.'s accounts receivable securitization facility includes a consolidated interest coverage ratio covenant. This covenant requires that the ratio of trailing four quarters EBITDA of the operating partnership (adjusted for certain, specified items) to interest expense of the operating partnership be at least 2.5x at fiscal each quarter end. This ratio was 2.59x as of January 31, 2017, which permits approximately $4.3 million of additional interest expense or approximately $10.6 million less EBITDA. See additional disclosure about Ferrellgas' financial covenants in Note F - Debt.

At January 31, 2017, $181.9 million of trade accounts receivable were pledged as collateral against $133.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2016, $106.5 million of trade accounts receivable were pledged as collateral against $64.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2017, Ferrellgas, L.P. had received cash proceeds of $133.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2016, Ferrellgas, L.P. had received cash proceeds of $64.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.9% and 3.0% as of January 31, 2017 and July 31, 2016, respectively.

F.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2017 and July 31, 2016, $65.6 million and $101.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long term debt

Long term debt consists of the following:

	January 31, 2017	July 31, 2016
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$500,000
Fixed rate, 6.75%, due 2023	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $3,580 and $4,008 at January 31, 2017 and July 31, 2016, respectively	478,580	479,008
Fair value adjustments related to interest rate swaps	616	5,830

Secured credit facility
Variable interest rate, expiring October 2018 (net of $65.6 million and $101.3 million classified as short-term borrowings at January 31, 2017 and July 31, 2016, respectively)	159,301	293,109

Notes payable
11.9% and 11.8% weighted average interest rate at January 31, 2017 and July 31, 2016, respectively, due 2016 to 2022, net of unamortized discount of $1,216 and $1,566 at January 31, 2017 and July 31, 2016, respectively	6,296	8,484
Total debt, excluding unamortized debt issuance costs	1,644,793	1,786,431
Unamortized debt issuance costs	(20,111)	(21,629)
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,498	3,921
Long-term debt	$1,622,184	$1,760,881

As of January 31, 2017, the scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2017	$1,164
2018	2,379
2019	161,106
2020	960
2021	500,835
Thereafter	975,369
Total	$1,641,813

The agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things, make restricted payments and incur additional indebtedness. Our general partner believes that the most restrictive of these covenants are the consolidated leverage ratio and consolidated interest coverage ratio, as defined in our secured credit facility and our accounts receivable securitization facility.

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the covenants under the secured credit facility and accounts receivable securitization facility and in pro forma compliance with the covenants under the operating partnerships indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders.

A breach of the financial covenants under the secured credit facility and the accounts receivable securitization facility will also result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and giving the lenders and receivables purchasers the right to accelerate the operating partnership’s obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

Consolidated leverage ratio

On September 27, 2016, Ferrellgas, L.P. entered into a fifth amendment to its secured credit facility to modify the maximum consolidated leverage ratio covenant as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

The consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA of the operating partnership (adjusted for certain, specified items), as detailed in Ferrellgas, L.P.'s secured credit facility. Ferrellgas, L.P.'s consolidated leverage ratio was 5.81x as of January 31, 2017, which permits approximately $41.0 million of additional borrowing capacity or approximately $6.9 million less EBITDA.

Consolidated interest coverage ratio

Ferrellgas, L.P.'s secured credit facility includes a consolidated interest coverage ratio covenant. This covenant requires that the ratio of trailing four quarters EBITDA of the operating partnership (adjusted for certain, specified items) to interest expense of the operating partnership be at least 2.5x at each fiscal quarter end. This ratio was 2.59x at January 31, 2017, which permits approximately $4.3 million of additional interest expense or approximately $10.6 million less EBITDA. This covenant also requires a ratio of at least 2.25x at each fiscal quarter end, which permits approximately $17.3 million of additional interest expense or approximately $38.9 million less EBITDA, before a restricted payment can be made.

Given the lack of headroom on these covenants, Ferrellgas, L.P. continues to execute on a strategy to reduce its debt and interest expense. This strategy may include issuance of Ferrellgas Partners' equity, amending existing debt agreements, asset sales or a further reduction in the operating partnership's funding of Ferrellgas Partners' annual distribution, which was reduced during the quarter ended October 31, 2016 from an annualized rate of $2.05 to $0.40 per common unit. Ferrellgas, L.P. believes any debt and interest expense reduction strategies would remain in effect until Ferrellgas, L.P.'s consolidated leverage ratio reaches 4.5x or a level Ferrellgas, L.P. deems appropriate for its business.

If Ferrellgas, L.P. is unsuccessful with its strategy to reduce debt and interest expense, it believes it is probable that it will be in violation of the consolidated leverage ratio and consolidated interest coverage ratio as of the fiscal quarter ending April 30, 2017.

Failure to comply with any of the above or other financial covenants could have a material effect on Ferrellgas, L.P.'s operating capacity and cash flows and could further restrict Ferrellgas, L.P.'s ability to incur debt, pay interest on the notes or to make cash distributions to unitholders, even if sufficient funds were available. If Ferrellgas, L.P. is unable to comply with any of the above or other financial covenants, Ferrellgas, L.P. will be required to negotiate a waiver or amendment to the covenant. There can be no assurance that Ferrellgas, L.P. will be able to obtain a waiver or amendment of covenant breaches, if needed.

Ferrellgas, L.P.'s inability to comply with any of the covenants under the secured credit facility and accounts receivable securitization facility, in the absence of a waiver or amendment, will result in a default under these facilities. A default under these facilities, if not cured or waived, could result in an event of default that would permit the acceleration of all of Ferrellgas, L.P.'s indebtedness under the facilities and / or restrict future borrowings and distributions. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of Ferrellgas, L.P.'s debt is accelerated, Ferrellgas, L.P.'s assets may be insufficient to repay such debt in full and Ferrellgas, L.P. may be unable to borrow sufficient funds to refinance debt, in which case the unitholders could experience a partial or total loss of their investment.

Secured credit facility

During January 2017, Ferrellgas, L.P. received cash contributions of $165.9 million and $1.7 million from Ferrellgas Partners and the general partner, respectively, which were used to reduce borrowings under the secured credit facility.

As of January 31, 2017, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $224.9 million, of which $65.6 million was classified as short-term debt. Ferrellgas, L.P. had $349.5 million of capacity under the secured credit facility as of January 31, 2017. However, the consolidated leverage ratio covenant under this facility limits additional borrowings to $41.0 million as of January 31, 2017. As of July 31, 2016, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt. Ferrellgas, L.P. had $219.3 million of capacity under our secured credit facility as of July 31, 2016. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to $8.1 million as of July 31, 2016. Borrowings outstanding at January 31, 2017 and July 31, 2016 under the secured credit facility had weighted average interest rates of 4.8% and 3.7%, respectively.

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

Letters of credit outstanding at January 31, 2017 totaled $125.6 million and were used to secure insurance arrangements and product purchases. Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used to secure insurance arrangements and product purchases. At January 31, 2017, Ferrellgas, L.P. had remaining letter of credit capacity of $74.4 million. At July 31, 2016 Ferrellgas, L.P. had remaining letter of credit capacity of $113.7 million.

G.  Partners’ deficit

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
Ferrellgas Partners	$17,662	$105,339	$83,807	$157,302
General partner	180	1,075	693	1,605
	$17,842	$106,414	$84,500	$158,907

On February 23, 2017, Ferrellgas, L.P. declared distributions for the three months ended January 31, 2017 to Ferrellgas Partners and the general partner of $9.8 million and $0.1 million, respectively, which are expected to be paid on March 17, 2017.

See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Other partnership contributions

During January 2017, Ferrellgas, L.P. received cash contributions of $165.9 million and $1.7 million from Ferrellgas Partners and the general partner, respectively, which were used to reduce borrowings under the secured credit facility.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the six months ended January 31, 2017 and 2016.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the six months ended January 31, 2016, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2017 and July 31, 2016:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$1,038	$—	$1,038
Commodity derivatives	$—	$17,200	$—	$17,200
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(1,918)	$—	$(1,918)
Commodity derivatives	$—	$(1,689)	$—	$(1,689)

July 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$5,830	$—	$5,830
Commodity derivatives	$—	$8,241	$—	$8,241
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,553)	$—	$(3,553)
Commodity derivatives	$—	$(17,689)	$—	$(17,689)

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

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the Jamex note receivable, a financial instrument classified in "Other assets, net" on the consolidated balance sheet, is approximately $42.6 million, or $5.0 million less than its carrying amount as of January 31, 2017. The estimated fair value of the Jamex note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At January 31, 2017 and July 31, 2016, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,703.7 million and $1,736.2 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activities

During the six months ended January 31, 2017 and 2016, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of January 31, 2017 and July 31, 2016:

	January 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$10,293	Other current liabilities	$306
Commodity derivatives-propane	Other assets, net	6,647	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	1,038	Other current liabilities	1,273
Interest rate swap agreements	Other assets, net	—	Other liabilities	645
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	985
Commodity derivatives- crude oil	Prepaid expenses and other current assets	260	Other current liabilities	398
	Total	$18,238	Total	$3,607

	July 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$2,263	Other current liabilities	$10,184
Commodity derivatives	Other assets, net	3,056	Other liabilities	1,597
Interest rate swap agreements	Prepaid expenses and other current assets	1,654	Other current liabilities	2,309
Interest rate swap agreements	Other assets, net	4,176	Other liabilities	1,244
Derivatives not designated as hedging instruments
Commodity derivatives - vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,996
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,922	Other current liabilities	1,912
	Total	$14,071	Total	$21,242

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2017 and July 31, 2016, respectively:

	January 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$2,269	Other current liabilities	$8,278
	Other assets, net	848	Other liabilities	4,115
		$3,117		$12,393

	July 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$8,252	Other current liabilities	$—
	Other assets, net	1,275	Other liabilities	—
		$9,527		$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three and six months ended January 31, 2017 and 2016 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2017	2016	2017	2016
Interest rate swap agreements	Interest expense	$328	$505	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2017	2016	2017	2016
Interest rate swap agreements	Interest expense	$748	$1,042	$(4,550)	$(4,550)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2017 and 2016 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$14,699	Cost of sales-propane and other gas liquids sales	$73	$—
Interest rate swap agreements	563	Interest expense	(587)	—
	$15,262		$(514)	$—

	For the three months ended January 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(10,760)	Cost of sales-propane and other gas liquids sales	$(7,813)	$—
Interest rate swap agreements	(744)	Interest expense	(754)	—
	$(11,504)		$(8,567)	$—

	For the six months ended January 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$19,572	Cost of sales-propane and other gas liquids sales	$(3,523)	$—
Interest rate swap agreements	828	Interest expense	(1,229)	—
	$20,400		$(4,752)	$—

	For the six months ended January 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(9,175)	Cost of sales-propane and other gas liquids sales	$(15,262)	$—
Interest rate swap agreements	(1,945)	Interest expense	(1,531)	—
	$(11,120)		$(16,793)	$—

The following tables provide a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of operations for the three and six months ended January 31, 2017 and 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended January 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,007)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$489	Operating expense

	For the three months ended January 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$2,992	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(3,696)	Operating expense

	For the six months ended January 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(2,248)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,516	Operating expense

	For the six months ended January 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$4,020	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(4,734)	Operating expense

The changes in derivatives included in AOCI for the six months ended January 31, 2017 and 2016 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2017	2016
Beginning balance	$(9,815)	$(38,906)
Change in value of risk management commodity derivatives	19,572	(9,175)
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	3,523	15,262
Change in value of risk management interest rate derivatives	828	(1,945)
Reclassification of gains and losses on interest rate hedges to interest expense	1,229	1,531
Ending balance	$15,337	$(33,233)

Ferrellgas, L.P. expects to reclassify net gains related to the risk management commodity derivatives of approximately $10.0 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2017 and 2016, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2017, Ferrellgas, L.P. had financial derivative contracts covering 2.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of January 31, 2017, Ferrellgas, L.P. had financial derivative contracts covering 0.1 million barrels of diesel and 14 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of January 31, 2017, Ferrellgas, L.P. financial derivative contracts covering 0.6 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2017, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is $16.6 million.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. As of January 31, 2017, a downgrade in Ferrellgas, L.P.'s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on January 31, 2017 and Ferrellgas, L.P. had posted no collateral in the normal course of business related to such derivatives.

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

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016
Operating expense	$61,492	$55,856	$117,206	$115,036

General and administrative expense	$8,217	$7,247	$16,800	$14,340

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

On October 21, 2016, Julio E. Rios II, an Executive Vice President of the general partner and the President and Chief Executive Officer of Bridger Logistics, LLC, and Jeremy H. Gamboa, also an Executive Vice President of the general partner and the Chief Operating Officer of Bridger Logistics, LLC both delivered notice of "good reason" for resignation to the general partner pursuant to their employment agreements alleging that the general partner had materially diminished their responsibilities and stating their intention to resign as a result if such purported material diminution was not cured within 30 days.

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements.  Each has indicated that they intend to make a claim for severance which will be resolved in arbitration.  The general partner denies that Mr. Rios and Mr. Gamboa had "good reason" to resign and has other defenses to their claims for severance.  Ferrellgas, L.P. does not believe a loss is probable or reasonably estimable at this time related to this matter.

Ferrellgas, L.P. and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania. Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas, L.P. transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger, and that Bridger therefore should be responsible for the arbitration amount. Ferrellgas, L.P. has very little information on the confidential arbitration between JTS and Eddystone but believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however Ferrellgas, L.P. believes that the amount of such damage claims, if ultimately owed to Eddystone, likely would be material to Ferrellgas, L.P. Ferrellgas, L.P. intends to vigorously defend this claim. The lawsuit is in its very early stages and discovery has not yet begun; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

L.    Segment reporting

Following is a summary of segment information for the three and six months ended January 31, 2017 and 2016:

	Three months ended January 31, 2017
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$482,463	$94,627	$3,819	$(1,659)	$579,250
Direct costs (1)	370,175	92,196	13,507	(1,659)	474,219
Adjusted EBITDA	$112,288	$2,431	$(9,688)	$—	$105,031

	Three months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$460,905	$183,793	$4,540	$—	$649,238
Direct costs (1)	338,795	155,072	16,644	—	510,511
Adjusted EBITDA	$122,110	$28,721	$(12,104)	$—	$138,727

	Six months ended January 31, 2017
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$753,961	$200,954	$6,765	$(2,888)	$958,792
Direct costs (1)	607,189	193,752	27,338	(3,537)	824,742
Adjusted EBITDA	$146,772	$7,202	$(20,573)	$649	$134,050

	Six months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Eliminations	Total
Segment revenues	$738,381	$373,166	$8,837	$—	$1,120,384
Direct costs (1)	580,672	319,642	32,444	—	932,758
Adjusted EBITDA	$157,709	$53,524	$(23,607)	$—	$187,626

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of products sold-midstream operations", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock-based compensation charge", "change in fair value of contingent consideration", "severance charge", "litigation accrual and related legal fees associated with a class action lawsuit", "unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments" and "acquisition and transition expenses".

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net earnings (loss):

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Net earnings (loss)	$42,600	$62,187	$3,160	$(14,349)
Income tax expense (benefit)	588	1,025	(3)	181
Interest expense	32,748	30,701	64,146	60,459
Depreciation and amortization expense	25,607	37,367	51,809	74,346
EBITDA	101,543	131,280	119,112	120,637
Non-cash employee stock ownership plan compensation charge	2,945	3,141	6,699	8,397
Non-cash stock-based compensation charge	1,417	(2,456)	3,298	5,666
Asset impairments	—	—	—	29,316
Loss on asset sales and disposal	45	2,524	6,468	17,441
Other (income) expense, net	(763)	298	(1,271)	420
Change in fair value of contingent consideration	—	—	—	(100)
Severance costs	490	—	1,959	856
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(646)	3,870	(2,215)	4,908
Acquisition and transition expenses	—	70	—	85
Adjusted EBITDA	$105,031	$138,727	$134,050	$187,626

Following are total assets by segment:

Assets	January 31, 2017	July 31, 2016
Propane and related equipment sales	$1,296,833	$1,202,214
Midstream operations - crude oil logistics	273,590	275,303
Corporate and unallocated	174,262	205,696
Total consolidated assets	$1,744,685	$1,683,213

Following are capital expenditures by segment:

	Six months ended January 31, 2017
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Total
Capital expenditures:
Maintenance	$5,551	$33	$1,655	$7,239
Growth	9,857	—	—	9,857
Total	$15,408	$33	$1,655	$17,096

	Six months ended January 31, 2016
	Propane and related equipment sales	Midstream operations - crude oil logistics	Corporate and other	Total
Capital expenditures:
Maintenance	$8,588	$—	$711	$9,299
Growth	16,035	26,638	8,478	51,151
Total	$24,623	$26,638	$9,189	$60,450

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

The guarantor financial information discloses in separate columns the financial position, results of operations and the cash flows of Ferrellgas, L.P. (Parent), Ferrellgas Finance Corp. (co-issuer), Ferrellgas L.P.’s guarantor subsidiaries on a combined basis, and Ferrellgas L.P.’s non-guarantor subsidiaries on a combined basis. The dates and the periods presented in the guarantor financial information are consistent with the periods presented in Ferrellgas, L.P.’s condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of January 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,344	$1	$312	$—	$—	$13,657
Accounts and notes receivable	(3,155)	—	48,987	178,146	—	223,978
Intercompany receivables	25,054	—	—	—	(25,054)	—
Inventories	79,375	—	35,487	—	—	114,862
Prepaid expenses and other current assets	25,653	—	12,192	2	—	37,847
Total current assets	140,271	1	96,978	178,148	(25,054)	390,344

Property, plant and equipment, net	545,198	—	201,847	—	—	747,045
Goodwill	246,098	—	10,005	—	—	256,103
Intangible assets, net	133,580	—	130,585	—	—	264,165
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	5,393	—	—	—	(5,393)	—
Other assets, net	38,069	—	48,370	589	—	87,028
Total assets	$1,558,609	$1	$487,785	$178,737	$(480,447)	$1,744,685

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$66,984	$—	$41,287	$—	$—	$108,271
Short-term borrowings	65,599	—	—	—	—	65,599
Collateralized note payable	—	—	—	133,000	—	133,000
Intercompany payables	—	—	38,105	(13,051)	(25,054)	—
Other current liabilities	123,536	—	6,342	289	—	130,167
Total current liabilities	256,119	—	85,734	120,238	(25,054)	437,037

Long-term debt	1,621,146	—	451,038	—	(450,000)	1,622,184
Other liabilities	29,308	—	3,895	225	—	33,428
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(362,556)	1	(52,235)	57,949	(5,715)	(362,556)
Accumulated other comprehensive income (loss)	14,592	—	(647)	325	322	14,592
Total partners' capital (deficit)	(347,964)	1	(52,882)	58,274	(5,393)	(347,964)
Total liabilities and partners' capital (deficit)	$1,558,609	$1	$487,785	$178,737	$(480,447)	$1,744,685

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended January 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$437,375	$—	$—	$—	$—	$437,375
Midstream operations	—	—	96,787	—	—	96,787
Other	21,609	—	23,479	—	—	45,088
Total revenues	458,984	—	120,266	—	—	579,250

Costs and expenses:
Cost of sales - propane and other gas liquids sales	235,029	—	—	—	—	235,029
Cost of sales - midstream operations	—	—	87,024	—	—	87,024
Cost of sales - other	2,571	—	18,086	—	—	20,657
Operating expense	103,986	—	9,642	539	(1,091)	113,076
Depreciation and amortization expense	18,014	—	7,527	66	—	25,607
General and administrative expense	11,093	3	1,182	—	—	12,278
Equipment lease expense	7,267	—	149	—	—	7,416
Non-cash employee stock ownership plan compensation charge	2,945	—	—	—	—	2,945
Loss on asset sales and disposal	73	—	(28)	—	—	45

Operating income (loss)	78,006	(3)	(3,316)	(605)	1,091	75,173

Interest expense	(21,089)	—	(11,002)	(657)	—	(32,748)
Other income (expense), net	304	—	459	1,091	(1,091)	763

Earnings (loss) before income taxes	57,221	(3)	(13,859)	(171)	—	43,188

Income tax expense	103	—	485	—	—	588
Equity in earnings (loss) of subsidiary	(14,518)	—	—	—	14,518	—

Net earnings (loss)	42,600	(3)	(14,344)	(171)	14,518	42,600

Other comprehensive income	15,776	—	—	—	—	15,776

Comprehensive income (loss)	$58,376	$(3)	$(14,344)	$(171)	$14,518	$58,376

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended January 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$376,856	$—	$—	$—	$—	$376,856
Midstream operations	—	—	188,333	—	—	188,333
Other	21,571	—	62,478	—	—	84,049
Total revenues	398,427	—	250,811	—	—	649,238

Costs and expenses:
Cost of sales - propane and other gas liquids sales	174,832	—	(3)	—	—	174,829
Cost of sales - midstream operations	—	—	148,443	—	—	148,443
Cost of sales - other	2,257	—	53,517	—	—	55,774
Operating expense	101,688	—	14,722	235	(648)	115,997
Depreciation and amortization expense	18,805	—	18,562	—	—	37,367
General and administrative expense	8,306	—	1,368	—	—	9,674
Equipment lease expense	7,161	—	117	—	—	7,278
Non-cash employee stock ownership plan compensation charge	3,141	—	—	—	—	3,141
Loss on asset sales and disposal	2,100	—	424	—	—	2,524

Operating income (loss)	80,137	—	13,661	(235)	648	94,211

Interest expense	(19,630)	—	(10,632)	(692)	253	(30,701)
Other income (expense), net	(298)	—	—	901	(901)	(298)

Earnings (loss) before income taxes	60,209	—	3,029	(26)	—	63,212

Income tax expense	110	—	915	—	—	1,025
Equity in earnings (loss) of subsidiary	2,088	—	—	—	(2,088)	—

Net earnings (loss)	62,187	—	2,114	(26)	(2,088)	62,187

Other comprehensive loss	(2,937)	—	—	—	—	(2,937)

Comprehensive income (loss)	$59,250	$—	$2,114	$(26)	$(2,088)	$59,250

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the six months ended January 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$679,774	$—	$—	$—	$—	$679,774
Midstream operations	—	—	204,831	—	—	204,831
Other	38,935	—	35,252	—	—	74,187
Total revenues	718,709	—	240,083	—	—	958,792

Costs and expenses:
Cost of sales - propane and other gas liquids sales	354,241	—	—	—	—	354,241
Cost of sales - midstream operations	—	—	181,666	—	—	181,666
Cost of sales - other	5,001	—	27,402	—	—	32,403
Operating expense	201,641	—	19,888	(1,566)	(1,801)	218,162
Depreciation and amortization expense	36,291	—	15,399	119	—	51,809
General and administrative expense	23,956	5	2,586	—	—	26,547
Equipment lease expense	14,477	—	288	—	—	14,765
Non-cash employee stock ownership plan compensation charge	6,699	—	—	—	—	6,699
Loss on asset sales and disposal	1,520	—	4,948	—	—	6,468

Operating income (loss)	74,883	(5)	(12,094)	1,447	1,801	66,032

Interest expense	(41,441)	—	(21,675)	(1,027)	(3)	(64,146)
Other income (expense), net	257	—	1,014	1,798	(1,798)	1,271

Earnings (loss) before income taxes	33,699	(5)	(32,755)	2,218	—	3,157

Income tax (expense) benefit	74	—	(77)	—	—	(3)
Equity in earnings (loss) of subsidiary	(30,465)	—	—	—	30,465	—

Net earnings (loss)	3,160	(5)	(32,678)	2,218	30,465	3,160

Other comprehensive income	25,152	—	—	—	—	25,152

Comprehensive income (loss)	$28,312	$(5)	$(32,678)	$2,218	$30,465	$28,312

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the six months ended January 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$622,157	$—	$—	$—	$—	$622,157
Midstream operations	—	—	382,003	—	—	382,003
Other	38,948	—	77,276	—	—	116,224
Total revenues	661,105	—	459,279	—	—	1,120,384

Costs and expenses:
Cost of sales - propane and other gas liquids sales	296,580	—	—	—	—	296,580
Cost of sales - midstream operations	—	—	302,047	—	—	302,047
Cost of sales - other	4,795	—	65,427	—	—	70,222
Operating expense	198,662	—	32,381	2,605	(1,452)	232,196
Depreciation and amortization expense	37,355	—	36,991	—	—	74,346
General and administrative expense	25,735	3	3,080	—	—	28,818
Equipment lease expense	14,043	—	267	—	—	14,310
Non-cash employee stock ownership plan compensation charge	8,397	—	—	—	—	8,397
Asset impairments	—	—	29,316	—	—	29,316
Loss on asset sales and disposal	3,645	—	13,796	—	—	17,441

Operating income (loss)	71,893	(3)	(24,026)	(2,605)	1,452	46,711

Interest expense	(38,151)	—	(21,320)	(1,133)	145	(60,459)
Other income (expense), net	(420)	—	—	1,597	(1,597)	(420)

Earnings (loss) before income taxes	33,322	(3)	(45,346)	(2,141)	—	(14,168)

Income tax expense (benefit)	278	—	(97)	—	—	181
Equity in earnings (loss) of subsidiary	(47,393)	—	—	—	47,393	—

Net loss	(14,349)	(3)	(45,249)	(2,141)	47,393	(14,349)

Other comprehensive income	5,673	—	—	—	—	5,673

Comprehensive income (loss)	$(8,676)	$(3)	$(45,249)	$(2,141)	$47,393	$(8,676)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended January 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$85,916	$(5)	$(47,221)	$75,611	$(69,000)	$45,301

Cash flows from investing activities:
Capital expenditures	(19,686)	—	(82)	—	—	(19,768)
Proceeds from sale of assets	4,591	—	—	—	—	4,591
Cash collected for purchase of interest in accounts receivable	—	—	—	469,600	(469,600)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(538,600)	538,600	—
Net changes in advances with consolidated entities	28,408	—	—	—	(28,408)	—
Other	(37)	—	—	—	—	(37)
Net cash provided by (used in) investing activities	13,276	—	(82)	(69,000)	40,592	(15,214)

Cash flows from financing activities:
Distributions	(84,500)	—	—	—	—	(84,500)
Contributions from Partners	167,640	—	—	—	—	167,640
Proceeds from increase in long-term debt	36,444	—	—	—	—	36,444
Reductions in long-term debt	(172,790)	—	—	—	—	(172,790)
Net reductions in short-term borrowings	(35,692)	—	—	—	—	(35,692)
Net additions to collateralized short-term borrowings	—	—	—	69,000	—	69,000
Net changes in advances with parent	—	5	47,198	(75,611)	28,408	—
Cash paid for financing costs	(1,422)	—	—	—	—	(1,422)
Net cash provided by (used in) financing activities	(90,320)	5	47,198	(6,611)	28,408	(21,320)

Effect of exchange rate changes on cash	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	8,872	—	(105)	—	—	8,767
Cash and cash equivalents - beginning of year	4,472	1	417	—	—	4,890
Cash and cash equivalents - end of year	$13,344	$1	$312	$—	$—	$13,657

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended January 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$141,275	$(3)	$(8,728)	$(19,083)	$(49,000)	$64,461

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,718)	—	—	—	—	(12,718)
Capital expenditures	(26,102)	—	(13,359)	—	—	(39,461)
Proceeds from sale of assets	6,441	—	—	—	—	6,441
Cash collected for purchase of interest in accounts receivable	—	—	—	453,652	(453,652)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(502,652)	502,652	—
Net changes in advances with consolidated entities	(42,301)	—	—	—	42,301	—
Other	(28)	—	—	—	—	(28)
Net cash provided by (used in) investing activities	(74,708)	—	(13,359)	(49,000)	91,301	(45,766)

Cash flows from financing activities:
Distributions	(158,907)	—	—	—	—	(158,907)
Contributions from Partners	30	—	—	—	—	30
Proceeds from increase in long-term debt	92,959	—	—	—	—	92,959
Reductions in long-term debt	(6,149)	—	—	—	—	(6,149)
Net additions to short-term borrowings	10,881	—	—	—	—	10,881
Net reductions in collateralized short-term borrowings	—	—	—	49,000	—	49,000
Net changes in advances with parent	—	3	23,213	19,085	(42,301)	—
Cash paid for financing costs	(398)	—	—	—	—	(398)
Net cash provided by (used in) financing activities	(61,584)	3	23,213	68,085	(42,301)	(12,584)

Effect of exchange rate changes on cash	2	—	—	(2)	—	—

Increase in cash and cash equivalents	4,985	—	1,126	—	—	6,111
Cash and cash equivalents - beginning of year	5,579	1	20	—	—	5,600
Cash and cash equivalents - end of year	$10,564	$1	$1,146	$—	$—	$11,711

N.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas L.P.'s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	January 31, 2017	July 31, 2016
ASSETS
Cash	$1,100	$1,100
Other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	65,270	61,820
Accumulated deficit	(65,170)	(60,220)
Total stockholder's equity	$1,100	$2,600
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2017	2016	2017	2016

General and administrative expense	$3,400	$41	$4,950	$3,091

Net loss	$(3,400)	$(41)	$(4,950)	$(3,091)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,950)	$(3,091)
Changes in operating assets and liabilities:
Other current assets	1,500	—
Cash used in operating activities	(3,450)	(3,091)

Cash flows from financing activities:
Capital contribution	3,450	3,091
Cash provided by financing activities	3,450	3,091

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•
because Ferrellgas Partners has outstanding $357.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of operations in their respective condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units during fiscal 2016 and repurchased common units in fiscal 2016 and 2017.

Cautionary Note Regarding Forward-looking Statements

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	we are highly leveraged;

•	we may be in violation of certain financial covenants within our Note Indentures and secured credit facility;

•	the effect of weather conditions on the demand for propane;

•	the prices of wholesale propane, motor fuel and crude oil;

•	disruptions to the supply of propane;

•	competition from other industry participants and other energy sources;

•	energy efficiency and technology advances;

•	the termination or non-renewal of certain arrangements or agreements;

•	adverse changes in our relationships with our national propane customers;

•	significant delays in the collection of, or uncollectibility of, accounts or notes receivable;

•	changes in demand for, and production of, hydrocarbon products;

•	capacity overbuild of midstream energy infrastructure in our midstream operational areas;

•	disruptions to railroad operations on the railroads we use;

•	increased trucking and rail regulations;

•	cost increases that exceed contractual rate increases for our logistics services;

•	inherent operating and litigation risks in gathering, transporting, handling and storing propane and crude oil;

•	our inability to complete acquisitions or to successfully integrate acquired operations;

•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;

•	economic and political instability, particularly in areas of the world tied to the energy industry; and

•	disruptions in the capital and credit markets.

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

As a result of concerns regarding the collectability of amounts owed to Bridger from Jamex under the Jamex TLA and certain other matters between Bridger and Jamex, on September 1, 2016, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas purchasing certain Ferrellgas common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future.

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

(5)
Ferrellgas paid approximately $16.9 million to Jamex and in return received (and cancelled) 0.9 million of Ferrellgas Partners' common units, which were cancelled upon receipt, and approximately 23 thousand barrels of crude oil;

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7%, which decreased to 2.8% as a result of Ferrellgas reducing its quarterly distribution rate to $0.10, and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first quarterly interest payment of approximately $0.9 million was received in December 2016. Beginning in March 2017, Jamex is required to make quarterly principal and interest payments. The maturity date of the Jamex Secured Promissory Note is December 17, 2021, and Jamex may prepay the Secured Promissory Note in whole or in part at any time.

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

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including actively traded marketable securities and cash, which are held in a controlled account that can be seized by us in the event of default.

During the year ended July 31, 2016, approximately 60% and 80% of Midstream Operations - Crude oil logistics' segment (Bridger) gross margin and EBITDA, respectively, was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, we determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we negotiated a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate continued to significantly impact our trucking and rail operations during the six months ended January 31, 2017, a trend we anticipate will continue in fiscal 2017 and beyond.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Our general partner believes that the most restrictive of these covenants are the consolidated leverage ratio and the consolidated interest coverage ratio, as defined in our secured credit facility and our accounts receivable securitization facility, and the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners.

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the covenants under the secured credit facility and accounts receivable securitization facility and in pro forma compliance with the covenants under the operating partnerships indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders.

Before a restricted payment (as defined in the Ferrellgas Partners indentures) can be made by Ferrellgas Partners, Ferrellgas Partners must be in compliance with the covenant under the Ferrellgas Partners indenture. If Ferrellgas Partners is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders.

A breach of the financial covenants under the secured credit facility and the accounts receivable securitization facility will also result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and giving the lenders and receivables purchasers the right to accelerate the operating partnership’s obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

Consolidated leverage ratio

Our consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA of the operating partnership (adjusted for certain, specified items), as detailed in our secured credit facility and our accounts receivable securitization facility. During fiscal 2016 our secured credit facility and our accounts receivable securitization facility required the operating partnership to maintain a consolidated leverage ratio of no more than 5.5x as of each fiscal quarter end. Our consolidated leverage ratio was 5.48x as of July 31, 2016, which would have permitted approximately $8.1 million of additional borrowing capacity or approximately $1.5 million less EBITDA as of the fiscal year end. The narrow margin in this covenant was due primarily to several factors including the following: (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. As a result of these factors, and the Jamex settlement discussed above, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility to modify our consolidated leverage ratio covenant as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

During the quarter ending January 31, 2017, our results of operations were negatively impacted by sustained temperatures that were 14% warmer than normal throughout our operating areas. In order to avoid a violation of our amended consolidated leverage ratio covenant of 5.95x at January 31, 2017, Ferrellgas Partners sold in a private placement offering $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, at 96% of par. Net proceeds from the offering of approximately $165.9 million were used to repay borrowings under our secured credit facility and allowed for a consolidated leverage ratio of 5.81x as of January 31, 2017, which permits approximately $41.0 million of additional borrowing capacity or approximately $6.9 million less EBITDA.

Consolidated interest coverage ratio

Our secured credit facility and accounts receivable securitization facility include a consolidated interest coverage ratio covenant. This covenant requires that the ratio of trailing four quarters EBITDA of the operating partnership (adjusted for certain, specified items) to interest expense of the operating partnership be at least 2.5x at each fiscal quarter end. This ratio was 2.59x at January 31, 2017, which permits approximately $4.3 million of additional interest expense or approximately $10.6 million less EBITDA. This covenant in the secured credit facility also requires a ratio of at least 2.25x at each fiscal quarter end, which permits approximately $17.3 million of additional interest expense or approximately $38.9 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA of Ferrellgas Partners (adjusted for certain, specified items) to interest expense of Ferrellgas Partners be at least 1.75x on a pro forma basis, before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. As of January 31, 2017, the ratio was 2.01x, which permits approximately $22.3 million of additional interest expense or approximately $39.0 million less EBITDA.

Given the lack of headroom on these covenants, we continue to execute on a strategy to reduce our debt and interest expense. This strategy may include issuance of equity, amending existing debt agreements, asset sales or a further reduction in our annual distribution, which was reduced during the quarter ended October 31, 2016 from an annualized rate of $2.05 to $0.40 per common unit. We believe any debt and interest expense reduction strategies would remain in effect until our consolidated leverage ratio reaches 4.5x or a level that we deem appropriate for our business.

Distributions

On February 23, 2017 the board of directors of our general partner announced a quarterly distribution of $0.10, payable on March 17, 2017, to all unitholders of record as of March 10, 2017, which equates to an annual distribution rate of $0.40, or $1.65 lower than our fiscal 2016 annual distribution rate of $2.05. On December 15, 2016, we also paid a quarterly distribution of $0.10.

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

Weather conditions have a significant impact on demand for propane for heating purposes primarily during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability. Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2017 was approximately 14% warmer than normal. This significantly warmer than normal weather was 4% colder than prior year quarter, yet gallons sold increased by approximately 7% primarily due to our strategy to increase market share with competitive pricing arrangements with new customers.

We employ risk management activities that attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment.

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2017 and 2018 sales commitments and, as of January 31, 2017, have experienced net mark to market gains of approximately $16.6 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative propane purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2017, we estimate 62% of currently open financial derivative propane purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.
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

During the year ended July 31, 2016, approximately 60% and 80% of Bridger's gross margin and EBITDA, respectively, was generated from its largest customer and Jamex. However, due to the September 1, 2016 termination of the Jamex TLA, we do not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate continued to significantly impact our trucking and rail operations during the six months ended January 31, 2017, a trend we anticipate will continue in fiscal 2017 and beyond.

Summary Discussion of Results of Operations:

For the three months ended January 31, 2017 and 2016

During the three months ended January 31, 2017, we generated net earnings attributable to Ferrellgas Partners L.P. of $38.1 million, compared to $57.1 million during the three months ended January 31, 2016.

Our propane and related products segment generated operating income of $95.3 million during the three months ended January 31, 2017, compared to $97.8 million during the three months ended January 31, 2016. Due to the seasonal nature of demand for propane, sales volumes of our propane and related products segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The primary reason for the decrease in operating income during the three months ended January 31, 2017 compared to the three months ended January 31, 2016 was a decrease in the sales of certain lower margin equipment.

Our crude oil logistics segment generated operating losses of $1.2 million during the three months ended January 31, 2017 compared to $13.9 million of operating income during the three months ended January 31, 2016. This decline is due to the impact of the termination of the Jamex TLA and decline in trucking and rail operations, as discussed above.

Corporate and other recognized an operating loss of $19.0 million during the three months ended January 31, 2017, compared to an operating loss of $17.9 million recognized during the three months ended January 31, 2016, primarily due to the $3.9 million of increased non-cash stock based compensation charges, partially offset by a $1.3 million decrease in operating expenses incurred by our water solutions operations.

“Interest expense” increased $2.1 million and $2.0 million for Ferrellgas and the operating partnership, respectively, both primarily due to the incurrence of new debt to fund $52.4 million of Bridger growth capital expenditures and the repurchase of $15.9 million of common units from Jamex, each as discussed above.

Distributable cash flow attributable to equity investors decreased from $103.1 million in the prior period to $68.9 million in the current period primarily due to a $26.3 million decrease in Adjusted EBITDA from our crude oil logistics segment resulting from the termination of the Jamex TLA and decline in trucking operations, as discussed above.

Distributable cash flow excess increased from $50.8 million in the prior period to $57.8 million in the current period, primarily due to a $40.5 million decrease in distributions paid to common unitholders partially offset by a $26.3 million decrease in Adjusted EBITDA from our crude oil logistics segment, as discussed above, and a $9.8 million decrease in Adjusted EBITDA from our propane and related products segment.

For the six months ended January 31, 2017 and 2016

During the six months ended January 31, 2017, we generated a net loss attributable to Ferrellgas Partners L.P. of $5.0 million, compared to a net loss of $22.7 million during the six months ended January 31, 2016.

Our propane and related products segment generated operating income of $111.9 million during the six months ended January 31, 2017, compared to $111.5 million during the six months ended January 31, 2016. Due to the seasonal nature of demand for propane, sales volumes of our propane and related products segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The primary reason for the slight increase in operating income during the six months ended January 31, 2017 compared to the six months ended January 31, 2016 was primarily due to decreased operating expense related to vehicle fuel costs substantially offset by a decrease in the sales of certain lower margin equipment.

Our crude oil logistics segment generated operating losses of $0.2 million during the six months ended January 31, 2017 compared to $11.7 million of operating income during the six months ended January 31, 2016. This decline is due to the impact of the termination of the Jamex TLA and decline in trucking and rail operations, as discussed above.

Corporate and other recognized an operating loss of $46.2 million during the six months ended January 31, 2017, compared to an operating loss of $76.9 million recognized during the six months ended January 31, 2016. The prior year results from our water solutions operations include a $29.3 million asset impairment charge that was not repeated in the current fiscal period. Current year results from our water solutions operations include a loss on asset disposal of $5.0 million that was not incurred in the prior period.

“Interest expense” for both Ferrellgas and the operating partnership increased $3.7 million primarily due to the incurrence of new debt to fund $52.4 million of Bridger growth capital expenditures and the repurchase of $62.8 million of common units from Jamex each as discussed above.

Distributable cash flow attributable to equity investors decreased from $114.3 million in the prior period to $62.7 million in the current period primarily due to a $46.3 million decrease in Adjusted EBITDA from our crude oil logistics segment resulting from the termination of the Jamex TLA and decline in trucking operations, as discussed above.

Distributable cash flow excess decreased from $10.3 million in the prior period to $1.9 million in the current period, primarily due to a $46.3 million decrease in Adjusted EBITDA from our crude oil logistics segment, as discussed above, and a $10.9 million decrease in Adjusted EBITDA from our propane and related products segment, partially offset by a $42.2 million decrease in distributions paid to common unitholders.

Consolidated Results of Operations

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2017	2016	2017	2016
Total revenues	$579,250	$649,238	$958,792	$1,120,384

Total cost of sales	342,710	379,046	568,310	668,849

Operating expense	113,076	115,997	218,162	232,196
Depreciation and amortization expense	25,607	37,367	51,809	74,346
General and administrative expense	12,279	10,072	26,548	29,216
Equipment lease expense	7,416	7,278	14,765	14,310
Non-cash employment stock ownership plan compensation charge	2,945	3,141	6,699	8,397
Asset impairments	—	—	—	29,316
Loss on asset sales and disposal	45	2,524	6,468	17,441
Operating income	75,172	93,813	66,031	46,313
Interest expense	(36,819)	(34,730)	(72,247)	(68,518)
Other income (expense), net	763	(298)	1,271	(420)
Earnings (loss) before income taxes	39,116	58,785	(4,945)	(22,625)
Income tax expense (benefit)	588	1,030	(2)	186
Net earnings (loss)	38,528	57,755	(4,943)	(22,811)
Net earnings (loss) attributable to noncontrolling interest	430	628	32	(145)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	38,098	57,127	(4,975)	(22,666)
Less: General partner's interest in net earnings (loss)	381	571	(50)	(227)
Common unitholders' interest in net earnings (loss)	$37,717	$56,556	$(4,925)	$(22,439)

Non-GAAP Financial Measures

In this Quarterly Report we present three primary non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, and Distributable cash flow attributable to common unitholders.

Adjusted EBITDA. Adjusted EBITDA is calculated as net earnings attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposal, other income (expense), net, change in fair value of contingent consideration, severance costs, unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments, acquisition and transition expenses and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table summarizes EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors and Distributable cash flow attributable to common unitholders for the three months ended January 31, 2017 and 2016, respectively:

	Three months ended January 31,		For the six months ended January 31,
(amounts in thousands)	2017	2016	2017	2016
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$38,098	$57,127	$(4,975)	$(22,666)
Income tax expense (benefit)	588	1,030	(2)	186
Interest expense	36,819	34,730	72,247	68,518
Depreciation and amortization expense	25,607	37,367	51,809	74,346
EBITDA	101,112	130,254	119,079	120,384
Non-cash employee stock ownership plan compensation charge	2,945	3,141	6,699	8,397
Non-cash stock-based compensation charge	1,417	(2,456)	3,298	5,666
Asset impairments	—	—	—	29,316
Loss on asset sales and disposals	45	2,524	6,468	17,441
Other income (expense), net	(763)	298	(1,271)	420
Change in fair value of contingent consideration	—	—	—	(100)
Severance costs	490	—	1,959	856
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(646)	3,870	(2,215)	4,908
Acquisition and transition expenses	—	70	—	85
Net earnings (loss) attributable to noncontrolling interest	430	628	32	(145)
Adjusted EBITDA	105,030	138,329	134,049	187,228
Net cash interest expense (a)	(34,712)	(33,905)	(68,330)	(66,407)
Maintenance capital expenditures (b)	(3,754)	(3,214)	(7,076)	(9,429)
Cash paid for taxes	(25)	(5)	(26)	(5)
Proceeds from asset sales	2,313	1,863	4,033	2,876
Distributable cash flow attributable to equity investors	68,852	103,068	62,650	114,263
Distributable cash flow attributable to general partner and non-controlling interest	1,377	2,061	1,253	2,285
Distributable cash flow attributable to common unitholders	67,475	101,007	61,397	111,978
Less: Distributions paid to common unitholders	9,715	50,223	59,506	101,666
Distributable cash flow excess	$57,760	$50,784	$1,891	$10,312

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

Segment Operating Results for the three months ended January 31, 2017 and 2016

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to the termination of the Jamex TLA, a significant contract for our Midstream operations segment. Refer to Recent Developments in this Item 2. Management's Discussion and Analysis for additional information.

Propane and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane and related equipment sales segment for the periods indicated:

(amounts in thousands)
Three months ended January 31,	2017	2016	Increase (Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	201,580	189,460	12,120	6%
Wholesale - Sales to Resellers	66,152	60,781	5,371	9%
	267,732	250,241	17,491	7%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$313,169	$276,722	$36,447	13%
Wholesale - Sales to Resellers	103,223	87,703	15,520	18%
Other Gas Sales (a)	20,983	12,431	8,552	69%
Other (b)	45,088	84,049	(38,961)	(46)%
Propane and related equipment revenues	$482,463	$460,905	$21,558	5%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$158,369	$161,973	$(3,604)	(2)%
Wholesale - Sales to Resellers (a)	43,977	40,054	3,923	10%
Other (b)	24,431	28,275	(3,844)	(14)%
Propane and related equipment gross margin	226,777	230,302	(3,525)	(2)%
Operating, general and administrative expense (d)	106,651	105,675	976	1%
Equipment lease expense	6,704	6,213	491	8%

Operating income	95,332	97,815	(2,483)	(3)%
Depreciation and amortization expense	18,017	18,499	(482)	(3)%
Loss on asset sales and disposals	73	2,100	(2,027)	(97)%
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	(1,134)	3,696	(4,830)	NM
Adjusted EBITDA	$112,288	$122,110	$(9,822)	(8)%

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
(d) Operating, general, and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expenses include only certain items that were directly attributable to the propane and related equipment sales segment.

Propane sales volumes during the three months ended January 31, 2017 increased 7% or 17.5 million gallons, from that of the prior year period due to 12.1 million and 5.4 million of increased gallon sales to retail and wholesale customers respectively.

Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2017 was approximately 14% warmer than normal and 4% cooler than that of the prior year period. We believe retail and wholesale customer sales volumes increased due to the relatively cooler weather and our strategy to increase market share with competitive pricing arrangements for new customers.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended January 31, 2017 averaged 71% and 82% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.65 and $0.38 per gallon during the three months ended January 31, 2017 and 2016, respectively, while the wholesale market price at Conway, Kansas averaged $0.62 and $0.34 per gallon during the three months ended January 31, 2017 and 2016, respectively.

Revenues

Retail sales increased $36.4 million compared to the prior period. This increase resulted primarily from a $18.7 million increase in sales price per gallon and $17.7 million from increased sales volumes, as discussed above.

Wholesale sales increased $15.5 million compared to the prior period. This increase resulted primarily from a $11.0 million increase in sales price per gallon and $4.5 million from increased sales volumes, as discussed above.

Other gas sales increased $8.6 million compared to the prior year period primarily due to increased sales price per gallon.

Other revenues decreased $39.0 million compared to the prior year period, primarily due to decrease in the sales of certain lower margin equipment.

Gross margin - Propane and other gas liquids sales

Gross margin increased $0.3 million compared to the prior year period. This increase resulted primarily from a $8.7 million increase in propane sales volumes, as discussed above, substantially offset by $8.4 million decrease in gross margin per gallon. Gross margin declines were primarily the result of our strategy to increase market share with competitive pricing arrangements for new customers and the overall increase in the wholesale cost of propane both as discussed above.

Gross margin - Other

Gross margin decreased $3.8 million primarily due to a decrease in the sale of certain lower margin equipment.

Operating income

Operating income decreased $2.5 million primarily due to a $3.8 million decrease "Gross margin - other" as discussed above, and a $1.0 million increase in "Operating, general and administrative expense", partially offset by a $2.0 million decrease in "Loss on asset sales and disposal". "Operating, general and administrative expense" increased primarily due to personnel costs related to the increase in gallons sold as discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $9.8 million primarily due to a $5.8 million increase in operating, general and administrative expense, and a $3.8 million decrease in "Gross margin - Other", as discussed above. Operating, general and administrative expense increased primarily due to personnel costs related to the increase in gallons sold as discussed above.

Midstream operations - crude oil logistics

The following table summarizes the volume of product hauled and sold, as well as Adjusted EBITDA results of our crude oil logistics segment for the periods indicated:

(amounts in thousands)
Three months ended January 31,	2017	2016	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	13,005	24,345	(11,340)	(47)%
Crude oil sold	1,293	1,593	(300)	(19)%

Revenues -
Crude oil logistics	$20,868	$112,469	$(91,601)	(81)%
Crude oil sales	73,759	71,324	2,435	3%
	94,627	183,793	(89,166)	(49)%

Gross margin (a)	7,540	37,892	(30,352)	(80)%

Operating, general, and administrative expenses (b)	5,474	9,258	(3,784)	(41)%
Equipment lease expense	123	87	36	41%

Operating income (loss)	(1,186)	13,928	(15,114)	NM
Depreciation and amortization expense	3,072	14,195	(11,123)	(78)%
Loss on asset sales and disposals	57	424	(367)	NM
Unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments	488	174	314	NM
Adjusted EBITDA	$2,431	$28,721	$(26,290)	(92)%

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

Crude oil hauled during the three months ended January 31, 2017 decreased 47% or 11.3 million barrels, from that of the prior period primarily due to the termination of the Jamex TLA as discussed above.

Revenues

Crude oil logistics revenues decreased 81% or $91.6 million compared to the prior period, primarily due to the termination of the Jamex TLA as discussed above. The slight increase in crude oil sales reflects an $15.9 million increase related to the change in the market price of crude oil and to a $13.5 million decrease related to the volume of crude oil sold.

Gross margin

Gross margin decreased 80% or $30.4 million compared to the prior period, primarily due to the termination of the Jamex TLA as discussed above,

Operating income (loss)

We recorded an operating loss of $1.2 million during the three months ended January 31, 2017 as compared to operating income of $13.9 million for the three months ended January 31, 2016. Operating income decreased due to a $30.4 million decrease in gross margin which resulted primarily from the termination of the Jamex TLA as discussed above, partially offset by an $11.1 million decrease in depreciation and amortization expense due to the impact of the asset impairment charge recognized during the fourth quarter of fiscal 2016. Also operating, general and administrative expenses decreased $3.8 million primarily due to decreases in personnel expenses related to the termination of the Jamex TLA as discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $26.3 million primarily due to a $30.0 million decrease in gross margin, partially offset by the $3.8 million decrease in operating, general and administrative expenses, both as discussed above.

Corporate and other

The following table summarizes the financial results of our corporate and other operations, which includes our water solutions operations, for the periods indicated:

(amounts in thousands)
Three months ended January 31,	2017	2016	Increase (Decrease)

Revenues	$3,819	$4,540	$(721)	(16)%

Gross margin (a)	2,229	1,998	231	12%
Operating, general and administrative expense (b)	13,236	11,136	2,100	19%
Equipment lease expense	589	978	(389)	(40)%

Operating loss	(18,974)	(17,930)	(1,044)	(6)%
Depreciation and amortization expense	4,518	4,673	(155)	(3)%
Non-cash employee and stock ownership plan compensation charge	2,945	3,141	(196)	(6)%
Non-cash stock based compensation charge	1,417	(2,456)	3,873	NM
Gain on asset sales and disposals	(85)	—	(85)	NM
Severance costs	490	—	490	NM
Acquisition and transition expenses	—	70	(70)	NM
Adjusted EBITDA	$(9,689)	$(12,502)	$2,813	23%

NM- Not Meaningful
(a) Gross margin represents revenues from water solutions operations less cost of sales from water solutions operations and does not include depreciation and amortization.
(b) Some general and administrative expenses have been allocated to other segments.

Operating loss

Corporate and other recognized an operating loss of $19.0 million during the three months ended January 31, 2017, compared to an operating loss of $17.9 million recognized during the three months ended January 31, 2016. The increase in operating loss is primarily due to the $3.9 million of increased non-cash stock based compensation charges. These increases to operating loss were partially offset by a $1.3 million decrease in "Operating expense" related to our water solutions operations.

Adjusted EBITDA

The Adjusted EBITDA within "Corporate and other" increased by $2.8 million primarily due to a $1.3 million decrease in "Operating expense" related to our water solutions operations and a decrease of $0.9 million in general and administrative personnel and other expenses.

Segment Operating Results for the six months ended January 31, 2017 and 2016

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to the termination of the Jamex TLA, a significant contract for our Midstream operations segment. Refer to Recent Developments in this Item 2. Management's Discussion and Analysis for additional information.

Propane and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane and related equipment sales segment for the periods indicated:

(amounts in thousands)
Six months ended January 31,	2017	2016	Increase (Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	312,768	300,433	12,335	4%
Wholesale - Sales to Resellers	118,142	111,347	6,795	6%
	430,910	411,780	19,130	5%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$461,786	$425,308	$36,478	9%
Wholesale - Sales to Resellers	187,442	172,155	15,287	9%
Other Gas Sales (a)	30,546	24,694	5,852	24%
Other (b)	74,187	116,224	(42,037)	(36)%
Propane and related equipment revenues	$753,961	$738,381	$15,580	2%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$239,754	$243,070	$(3,316)	(1)%
Wholesale - Sales to Resellers (a)	85,779	82,507	3,272	4%
Other (b)	41,784	46,002	(4,218)	(9)%
Propane and related equipment gross margin	367,317	371,579	(4,262)	(1)%
Operating, general and administrative expense (d)	204,510	206,816	(2,306)	(1)%
Equipment lease expense	13,277	12,593	684	5%

Operating income	111,860	111,527	333	—%
Depreciation and amortization expense	36,150	36,998	(848)	(2)%
Loss on asset sales and disposals	1,520	3,645	(2,125)	(58)%
Severance costs	253	805	(552)	(69)%
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	(3,011)	4,734	(7,745)	NM
Adjusted EBITDA	$146,772	$157,709	$(10,937)	(7)%

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
(d) Operating, general, and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expenses include only certain items that were directly attributable to the propane and related equipment sales segment.

Propane sales volumes during the six months ended January 31, 2017 increased 5% or 19.1 million gallons, from that of the prior year period primarily due to 12.3 million and 6.8 million of increased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2017 was approximately 18% warmer than normal and 3% cooler than that of the prior year period. We believe retail and wholesale customer sales volumes increased due to the relatively cooler weather and our strategy to increase market share with competitive pricing arrangements for new customers.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the six months ended January 31, 2017 averaged 39% and 47% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.57 and $0.41 per gallon during the six months ended January 31, 2017 and 2016, respectively, while the wholesale market price at Conway, Kansas averaged $0.53 and $0.36 per gallon during the six months ended January 31, 2017 and 2016, respectively.

Revenues

Retail sales increased $36.5 million compared to the prior period. This increase resulted primarily from a $19.0 million increase in sales price per gallon and $17.5 million from increased sales volumes, as discussed above.

Wholesale sales increased $15.3 million compared to the prior period. This increase resulted primarily from a $11.6 million increase in sales price per gallon and $3.7 million from increased sales volumes, as discussed above.

 Other gas sales increased $5.9 million compared to the prior year period primarily due to $9.7 million resulting from an increase in sales price per gallon, partially offset by $3.8 million of decreased sales volumes.

Other revenues decreased $42.0 million compared to the prior year period, primarily due to decrease in the sales of certain lower margin equipment.

Gross margin - Propane and other gas liquids sales

Gross margin remained consistent with the prior year period. This resulted primarily from a $7.5 million increase in propane sales volumes, as discussed above, substantially offset by $7.6 million decrease in gross margin per gallon. Gross margin declines were primarily the result of our strategy to increase market share with competitive pricing arrangements for new customers and the overall increase in the wholesale cost of propane both as discussed above.

Gross margin - Other

Gross margin decreased $4.2 million primarily due to a decrease in the sale of certain lower margin equipment.

Operating income

Operating income increased $0.3 million primarily due to a $2.3 million decrease in "Operating, general and administrative expense" and a $2.1 million decrease in "Loss on asset sales and disposal", substantially offset by a $4.2 million decrease in "Gross margin - Other", as discussed above. "Operating, general and administrative expense" decreased primarily due to a $6.9 million decrease in vehicle fuel costs, partially offset by increases in personnel costs and other vehicle costs related to increased gallons sales discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $10.9 million primarily due to a $6.0 million increase in operating, general and administrative expense and a $4.2 million decrease in "Gross margin - Other", as discussed above. Operating, general and administrative expense increased primarily due to increases in personnel costs and other vehicle costs related to increased gallon sales as discussed above.
Midstream operations - Crude oil logistics

The following table summarizes the volume of product sold and hauled, as well as Adjusted EBITDA results of our crude oil logistics segment for the periods indicated:

(amounts in thousands)
Six months ended January 31,	2017	2016	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	24,269	48,609	(24,340)	(50)%
Crude oil sold	3,060	3,103	(43)	(1)%

Revenues -
Crude oil logistics	43,187	234,854	(191,667)	(82)%
Crude oil sales	157,767	138,312	19,455	14%
	200,954	373,166	(172,212)	(46)%

Gross margin (a)	18,764	75,612	(56,848)	(75)%

Operating, general, and administrative expenses (b)	12,348	22,105	(9,757)	(44)%
Equipment lease expense	234	208	26	13%

Operating income (loss)	(233)	11,652	(11,885)	NM
Depreciation and amortization expense	6,426	27,851	(21,425)	(77)%
Loss on asset sales and disposals	(11)	13,796	(13,807)	NM
Severance costs	224	51	173	NM
Unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments	796	174	622	NM
Adjusted EBITDA	7,202	53,524	(46,322)	(87)%

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

Crude oil hauled during the six months ended January 31, 2017 decreased 50% or 24.3 million barrels, compared to the prior period primarily due to the termination of the Jamex TLA as discussed above.

Revenues

Crude oil logistics revenues decreased 82% or $191.7 million compared to the prior period, primarily due to the termination of the Jamex TLA as discussed above. The increase in crude oil sales reflects an $21.4 million increase related to the change in the market price of crude oil and a $1.9 million decrease related to the volume of crude oil sold.

Gross margin

Gross margin decreased 75% or $56.8 million compared to the prior period, primarily due to the termination of the Jamex TLA as discussed above.

Operating income (loss)

We recorded an operating loss of $0.2 million during the six months ended January 31, 2017 as compared to operating income of $11.7 million for the six months ended January 31, 2016. Operating income decreased due to a $56.8 million decrease in gross margin which resulted primarily from the termination of the Jamex TLA as discussed above, partially offset by the following: a $21.4 million decrease in depreciation and amortization expense due to the impact of the asset impairment charge recognized during the fourth quarter of fiscal 2016; a decrease of $13.8 million in "Loss on asset sales and disposal" due to a loss recognized in the prior year that was not repeated in the current fiscal year, and an $6.4 million decrease in operating, general and administrative expenses primarily due to decreases in personnel, plant and office expenses related to the termination of the Jamex TLA as discussed above and a $3.4 million decrease in bad debt expense.

Adjusted EBITDA

Adjusted EBITDA decreased $46.3 million primarily due to a $56.2 million decrease in gross margin, partially offset by the $9.9 million decrease in operating, general and administrative expenses, both as discussed above.

Corporate and other

The following table summarizes the financial results of our corporate and other operations, which includes our Water solutions operations, for the periods indicated:

(amounts in thousands)
Six months ended January 31,	2017	2016	Increase (Decrease)

Revenues	$6,765	$8,837	$(2,072)	(23)%

Gross margin (a)	3,758	4,344	(586)	(13)%
Operating, general and administrative expense (b)	27,858	32,491	(4,633)	(14)%
Equipment lease expense	1,254	1,509	(255)	(17)%

Operating loss	(46,245)	(76,866)	30,621	40%
Depreciation and amortization expense	9,233	9,497	(264)	(3)%
Non-cash employee and stock ownership plan compensation charge	6,699	8,397	(1,698)	(20)%
Non-cash stock based compensation charge	3,298	5,666	(2,368)	(42)%
Asset impairments	—	29,316	(29,316)	NM
Loss on asset sales and disposals	4,959	—	4,959	NM
Change in fair value of contingent consideration	—	(100)	100	NM
Severance costs	1,482	—	1,482	NM
Acquisition and transition expenses	—	85	(85)	NM
Adjusted EBITDA	$(20,574)	$(24,005)	$3,431	14%

NM- Not Meaningful
(a) Gross margin represents revenues from water solutions operations less cost of sales from water solutions operations and does not include depreciation and amortization.
(b) Some general and administrative expenses have been allocated to other segments.

Operating loss

Corporate and other, including our water solutions operations, recognized an operating loss of $46.2 million for the six months ended January 31, 2017, compared to an operating loss of $76.9 million recognized during the six months ended January 31, 2016. Prior year results from our water solutions operations include an impairment charge of $29.3 million related to the write down of goodwill that was not repeated in the current period. Current year results from our water solutions operations include a loss on asset disposal of $5.0 million. Operating, general and administrative expenses decreased $4.6 million primarily due to the $2.4 million of decreased non-cash stock based compensation charges and a $2.4 million decrease in operating expenses incurred by our water solutions operations.

Adjusted EBITDA

The Adjusted EBITDA within "corporate" increased by $3.4 million primarily due to a decrease of $3.8 million in operating, general and administrative personnel and other expenses. The improved operational efficiencies related to the performance of our water solutions business also contributed to a decrease of $2.5 million in related operating expenses. We also recognized a decrease of $1.3 million in general and administrative personnel and other expenses.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flow from operating activities, borrowings under our secured credit facility or accounts receivable securitization facility and funds received from sales of debt and equity securities. These liquidity and capital resources are intended to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity and capital resources may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

Financial Covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Our general partner believes that the most restrictive of these covenants are the consolidated leverage ratio and the consolidated interest coverage ratio, as defined in our secured credit facility and our accounts receivable securitization facility, and the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners.

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the covenants under the secured credit facility and accounts receivable securitization facility and in pro forma compliance with the covenants under the operating partnership's indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders.

Before a restricted payment (as defined in the Ferrellgas Partners indentures) can be made by Ferrellgas Partners, Ferrellgas Partners must be in compliance with the covenant under the Ferrellgas Partners indenture. If Ferrellgas Partners is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders.

A breach of the financial covenants under the secured credit facility and the accounts receivable securitization facility will also result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and giving the lenders and receivables purchasers the right to accelerate the operating partnership’s obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

Consolidated leverage ratio

Our consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA of the operating partnership (adjusted for certain, specified items), as detailed in our secured credit facility and our accounts receivable securitization facility. During fiscal 2016 our secured credit facility and our accounts receivable securitization facility required the operating partnership to maintain a consolidated leverage ratio of no more than 5.5x as of each fiscal quarter end. Our consolidated leverage ratio was 5.48x as of July 31, 2016, which would have permitted approximately $8.1 million of additional borrowing capacity or approximately $1.5 million less EBITDA as of the fiscal year end. The narrow margin in this covenant was due primarily to several factors including the following: (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million repurchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Midstream operations - crude oil logistics (Bridger) growth capital expenditures of approximately $52.4 million; (5) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (6) the decline in our water solutions business. As a result of these factors, and the Jamex settlement discussed above, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility to modify our consolidated leverage ratio covenant as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
January 31, 2017	5.50	5.95
April 30, 2017	5.50	5.95
July 31, 2017	5.50	6.05
October 31, 2017	5.50	5.95
January 31, 2018	5.50	5.95
April 30, 2018 & thereafter	5.50	5.50

During the quarter ending January 31, 2017, our results of operations were negatively impacted by sustained temperatures that were 14% warmer than normal throughout our operating areas. In order to avoid a violation of our amended consolidated leverage ratio covenant of 5.95x at January 31, 2017, Ferrellgas Partners sold in a private placement offering $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, at 96% of par. Net proceeds from the offering of approximately $165.9 million were used to repay borrowings under our secured credit facility and allowed for a consolidated leverage ratio of 5.81x as of January 31, 2017, which permits approximately $41.0 million of additional borrowing capacity or approximately $6.9 million less EBITDA.

Consolidated interest coverage ratio

Our secured credit facility and accounts receivable securitization facility include a consolidated interest coverage ratio covenant. This covenant requires that the ratio of trailing four quarters EBITDA of the operating partnership (adjusted for certain, specified items) to interest expense of the operating partnership be at least 2.5x at each fiscal quarter end. This ratio was 2.59x at January 31, 2017, which permits approximately $4.3 million of additional interest expense or approximately $10.6 million less EBITDA. This covenant in the secured credit facility also requires a ratio of at least 2.25x at each fiscal quarter end, which permits approximately $17.3 million of additional interest expense or approximately $38.9 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA of Ferrellgas Partners (adjusted for certain, specified items) to interest expense of Ferrellgas Partners be at least 1.75x on a pro forma basis, before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. As of January 31, 2017, the ratio was 2.01x, which permits approximately $22.3 million of additional interest expense or approximately $39.0 million less EBITDA.

Given the lack of headroom on these covenants, we continue to execute on a strategy to reduce our debt and interest expense. This strategy may include issuance of equity, amending existing debt agreements, asset sales or a further reduction in our annual distribution, which was reduced during the quarter ended October 31, 2016 from an annualized rate of $2.05 to $0.40 per common unit. We believe any debt and interest expense reduction strategies would remain in effect until our consolidated leverage ratio reaches 4.5x or a level that we deem appropriate for our business.

If we are unsuccessful with our strategy to reduce debt and interest expense, we believe it is probable that we will be in violation of our consolidated leverage ratio, consolidated interest coverage ratio and consolidated fixed charge coverage ratio as of the fiscal quarter ending April 30, 2017.

Failure to comply with any of the above or other financial covenants could have a material effect on our operating capacity and cash flows and could further restrict our ability to incur debt, pay interest on our notes or to make cash distributions to our unitholders, even if sufficient funds were available. If we are unable to comply with any of the above or other financial covenants, we will be required to negotiate a waiver or amendment to the covenant. There can be no assurance that we will be able to obtain a waiver or amendment of covenant breaches, if needed.

Our inability to comply with any of the covenants under our secured credit facility and accounts receivable securitization facility or the indenture governing the notes issued by Ferrellgas Partners, in the absence of a waiver or amendment, will result in a default under these facilities. A default under these facilities, if not cured or waived, could result in an event of default that would permit the acceleration of all of our indebtedness under the facilities and restrict future borrowings and distributions. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under our other debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full and we may be unable to borrow sufficient funds to refinance our debt, in which case our unitholders could experience a partial or total loss of their investment.

Additionally, we may not meet the applicable financial tests in future quarters if we were to experience:

•	continued significantly warmer than normal temperatures during the remaining winter heating season;

•	a more volatile energy commodity cost environment;

•	an unexpected downturn in business operations;

•	a significant delay in the collection of accounts or notes receivable;

•	a failure to execute our debt reduction initiatives;

•	a change in customer retention or purchasing patterns due to economic or other factors in the United States;

•	a material downturn in the credit and/or equity markets; or

•	a large uninsured unfavorable lawsuit settlement.

As noted above, we may seek additional capital as part of our debt reduction strategy. Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of common units for general business purposes, which, among other things, may include the following: repayment of outstanding indebtedness; the redemption of any senior notes or other securities (other than common units) previously issued; working capital; capital expenditures; acquisitions, or other general business purposes. As of January 31, 2017, Ferrellgas Partners had issued 6.3 million common units from this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of January 31, 2017, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

In addition, we monitor the trading market for our outstanding debt securities and we may from time to time repurchase outstanding senior notes, whether in open market transactions or privately negotiated repurchases.

As described in financing activities below, on February 23, 2017 the board of directors of our general partner announced a quarterly distribution of $0.10 per common unit, payable on March 17, 2017, to all unitholders of record as of March 10, 2017, which equates to an annual distribution rate of $0.40 per common unit, or $1.65 lower than our previous annual distribution rate of $2.05 per common unit. On December 15, 2016, we also paid a quarterly distribution of $0.10.

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the twelve months ended January 31, 2017 to the twelve months ended October 31, 2016 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves (deficiency) approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Six months ended January 31, 2017	$62,650	$1,850	$60,800
For the year ended July 31, 2016	199,979	(6,427)	206,406
Less: Six months ended January 31, 2016	114,263	10,442	103,821
Twelve months ended January 31, 2017	$148,366	$(15,019)	$163,385	0.91

Twelve months ended October 31, 2016	182,582	(22,138)	204,720	0.89
Change	$(34,216)	$7,119	$(41,335)	0.02

For the twelve months ended January 31, 2017, distributable cash flow attributable to equity investors decreased $34.2 million compared to the twelve months ended October 31, 2016 primarily due to the termination of the Jamex TLA. Cash distributions paid to equity investors decreased $41.3 million primarily due to the reduction in our annual distribution rate from $2.05 to $0.40 per common unit. These changes resulted in an increase in our distribution coverage ratio to 0.91 for the twelve months ended January 31, 2017 as compared to 0.89 for the twelve months ended October 31, 2016. Cash reserves, which we utilize to meet future anticipated expenditures, decreased by $15.0 million during the twelve months ended January 31, 2017 compared to a decrease of $22.1 million in the twelve months ended October 31, 2016.

We believe that the liquidity available from our cash flow from operating activities, our secured credit facility, the accounts receivable securitization facility, combined with our other debt and interest expense reduction initiatives, which may include issuance of equity, restructuring existing debt agreements, asset sales or a further reduction in our annualized distribution will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. However, as noted above, we believe it is probable that we will be in violation of the consolidated leverage ratio, consolidated interest coverage ratio and / or consolidated fixed charge coverage ratio as of the fiscal quarter ending April 30, 2017. If we are in violation of either the consolidated leverage ratio or the consolidated interest coverage ratio, or both, for the quarter ending April 30, 2017 and are unsuccessful in obtaining waivers for these covenants, we will not have the liquidity to meet our capital expenditure, working capital and letter of credit requirements.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season. Our Midstream operations - crude oil logistics segment generally does not experience seasonality. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our propane and related equipment sales segment.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $39.3 million for the six months ended January 31, 2017, compared to net cash provided by operating activities of $54.0 million for the six months ended January 31, 2016. This decrease in cash provided by operating activities was primarily due to a $51.9 million decrease in cash flow from operations, partially offset by a

$35.2 million decrease in working capital requirements and a $2.1 million favorable impact in other assets, net, primarily due to an increase in margin deposits received from our counterparties during the six months ended January 31, 2017.

The decrease in cash flow from operations is primarily due to a $61.1 million decrease in gross margin, as discussed above by segment, a $3.7 million increase in "Interest expense", as discussed above, partially offset by a $13.9 million decrease in "Operating expense", as discussed above by segment, exclusive of the effects of fluctuations in non-cash stock-based compensation.

The decrease in working capital requirements for the six months ended January 31, 2017 compared to the six months ended January 31, 2016 was primarily due to a $49.1 million decrease in requirements for other current liabilities resulting primarily from the timing of payments in our propane and midstream businesses, an increase in margin deposits received from our counterparties during the six months ended January 31, 2017, and settlement of outstanding litigation in the six months ended January 31, 2016, which did not repeat itself during the six months ended January 31, 2017, and an $11.2 million decrease in requirements for accounts payable largely due to the timing of payments in our propane and midstream operations. These decreases in working capital requirements were partially offset by a $28.5 million increase in requirements for inventory, primarily due to increases in crude oil and propane gas and related products inventories during the six months ended January 31, 2017.

The operating partnership

Net cash provided by operating activities was $45.3 million for the six months ended January 31, 2017, compared to net cash provided by operating activities of $64.5 million for the six months ended January 31, 2016. This decrease in cash provided by operating activities was primarily due to a $52.3 million decrease in cash flow from operations, partially offset by a $31.0 million decrease in working capital requirements.

The decrease in cash flow from operations is primarily due to a $61.1 million decrease in gross margin, as discussed above by segment, a $3.7 million increase in "Interest expense", as discussed above, partially offset by a $13.9 million decrease in "Operating expense", as discussed above by segment, exclusive of the effects of fluctuations in non-cash stock-based compensation.

The decrease in working capital requirements for the six months ended January 31, 2017 compared to the six months ended January 31, 2016 was primarily due to a $46.8 million decrease in requirements for other current liabilities resulting primarily from the timing of payments in our propane and midstream businesses, an increase in margin deposits received from our counterparties during the six months ended January 31, 2017, and settlement of outstanding litigation in the six months ended January 31, 2016, which did not repeat itself during the six months ended January 31, 2017, and an $11.2 million decrease in requirements for accounts payable largely due to the timing of payments in our propane and midstream operations. These decreases in working capital requirements were partially offset by a $28.5 million increase in requirements for inventory, primarily due to increases in crude oil and propane gas and related products inventories during the six months ended January 31, 2017.

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

Net cash used in investing activities was $15.2 million for the six months ended January 31, 2017, compared to net cash used in investing activities of $45.8 million for the six months ended January 31, 2016. This decrease in net cash used in investing activities is primarily due to a $19.7 million decrease in "Capital expenditures" and a $12.7 million decrease in "Business acquisitions, net of cash acquired".

The decrease in "Capital expenditures" is a result of our efforts to tightly control costs during this period of high leverage and includes reductions in all areas, including a $8.7 million decrease in Propane and related equipment sales, a $3.5 million decrease Midstream operations - crude oil logistics, and a $7.5 million decrease in Corporate and other.

The decrease in "Business acquisitions, net of cash acquired" is primarily attributable to the acquisition of a midstream trucking business during the six months ended January 31, 2016.

Due to the mature nature of our Propane and related equipment sales operations segment, we do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Due to the relatively new nature of our Midstream operations - crude oil logistics, we may experience significant fluctuations in maintenance capital expenditures as our facilities age and future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $14.4 million for the six months ended January 31, 2017, compared to net cash used in financing activities of $4.2 million for the six months ended January 31, 2016. This increase in cash flows used in financing activities was primarily due to a $55.2 million net decrease in proceeds from long-term debt, a $26.6 million net decrease in proceeds from short-term debt, partially offset by a $42.6 million reduction in distributions and a $30.5 million reduction in common unit repurchases.

Distributions

During the six months ended January 31, 2017, Ferrellgas Partners paid quarterly per unit distributions on all common units of $0.5125 in connection with the distributions declared for the three month period ended July 31, 2016 and $0.10 in connection with the distributions declared for the three month period ended October 31, 2016. Total distributions paid to common unitholders during the six months ended January 31, 2017, including the related general partner distributions, was $60.1 million. The quarterly distribution of $0.10 on all common units and the related general partner distribution for the three months ended January 31, 2017 totaling $9.8 million are expected to be paid on March 17, 2017 to holders of record on March 10, 2017.

Debt issuances and repayments

During January 2017, Ferrellgas Partners issued $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020 at a price of 96% of par. We received $165.9 million of net proceeds after deducting initial purchase discounts and estimated expenses of the offering. We applied the net proceeds to reduce outstanding indebtedness under our secured credit facility.

Secured credit facility

Refer to discussions of covenants in our debt agreements within the "Recent Developments" section and the "Liquidity and Capital Resources" section, both under the heading "Financial Covenants".

As of January 31, 2017, we had total borrowings outstanding under our secured credit facility of $224.9 million, of which $65.6 million was classified as long-term debt. Additionally, Ferrellgas had $349.5 million of capacity under our secured credit facility as of January 31, 2017. However, the leverage ratio covenant under this facility limits additional borrowings to $41.0 million as of January 31, 2017.

Borrowings outstanding at January 31, 2017 under the secured credit facility had a weighted average interest rate of 4.8%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate; or (iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 2.50%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 3.50%.

As of January 31, 2017, the federal funds rate and Bank of America’s prime rate were 0.60% and 3.75%, respectively. As of January 31, 2017, the one-month and three-month LIBOR Rates were 0.78% and 1.03%, respectively.

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

Letters of credit outstanding at January 31, 2017 totaled $125.6 million and were used to secure insurance arrangements and product purchases. At January 31, 2017, we had remaining letter of credit capacity of $74.4 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 3.50% (as of January 31, 2017, the rate was 3.50%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

Refer to discussions of covenants in our debt agreements within the "Recent Developments" section and the "Liquidity and Capital Resources" section, both under the heading "Financial Covenants".

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

Cash flows from our accounts receivable securitization facility increased $20.0 million. We received net funding of $69.0 million from this facility during the six months ended January 31, 2017 as compared to receiving net funding of $49.0 million from this facility during the six months ended January 31, 2016.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of January 31, 2017, we had received cash proceeds of $133.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of January 31, 2017, the weighted average interest rate was 2.9%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit repurchase

On September 1, 2016, utilizing borrowings under our secured credit facility, Ferrellgas Partners paid approximately $16.9 million to Jamex and in return received 0.9 million of Ferrellgas Partners' common units, which were cancelled upon receipt, and approximately 23 thousand barrels of crude oil.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for the issuance of $175.0 million in aggregate principal amount of additional 8.625% senior notes due 2020 and the repurchase of common units discussed above, and cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $84.5 million and $158.9 million during the six months ended January 31, 2017 and 2016, respectively. The operating partnership expects to pay cash distributions of $9.9 million on March 17, 2017.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $134.0 million for the six months ended January 31, 2017, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

 Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the six months ended
	January 31, 2017	January 31, 2017
Ferrell Companies (1)	22,529,361	$13,799
FCI Trading Corp. (2)	195,686	120
Ferrell Propane, Inc. (3)	51,204	31
James E. Ferrell (4)	4,763,475	2,917

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at January 31, 2017.
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

During the six months ended January 31, 2017, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.3 million.

On March 17, 2017, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $2.3 million, $20 thousand, $5 thousand, $0.5 million, and $0.1 million, respectively.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our long-term debt and fixed rate interest obligations at January 31, 2017. These obligations reflect the issuance of $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, with the proceeds used to reduce outstanding indebtedness under our secured credit facility, as discussed above.

	Payment or settlement due by fiscal year
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt, including current portion (1)	$1,164	$2,379	$161,106	$357,960	$500,835	$975,369	$1,998,813
Fixed rate interest obligations (2)	$64,552	$129,104	$129,104	$129,104	$98,313	$83,531	$633,708

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

The operating partnership

	Payment or settlement due by fiscal year
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt, including current portion (1)	$1,164	$2,379	$161,106	$960	$500,835	$975,369	$1,641,813

(1)
The operating partnership has long and short-term payment obligations under agreements such as the operating partnership’s senior notes and secured credit facility. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “Liquidity and Capital Resources - Financing Activities.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2017. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Currently, our risk management strategy involves taking positions in the financial markets that are not more than the forecasted purchases of fuel through the end of fiscal 2017 for our internal use in the retail and supply propane delivery fleet in order to minimize the risk of decreased earnings from an adverse price change. This risk management strategy locks in our purchase price and is successful when our gains or losses in the physical product markets are offset by our losses or gains in the financial markets. Our transport fuel financial derivatives are not designated as cash flow hedges.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2017 and July 31, 2016, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $15.6 million and $12.4 million as of January 31, 2017 and July 31, 2016, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

At January 31, 2017, we had a note receivable from Jamex Marketing, LLC, a crude oil marketing company, totaling $47.5 million. On September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA, including the $47.5 million owed to us on January 31, 2017. The Jamex Secured Promissory Note is guaranteed pursuant to a guaranty agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and fully guaranteed by the other Jamex entities. The obligations of Jamex and the other Jamex entities are secured by a lien on certain of those entities’ assets, including Ferrellgas common units, other actively traded marketable securities and cash, which are to be held in a controlled account that can be seized by us in the event of default.

Interest rate risk

At January 31, 2017, we had $357.9 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $2.2 million for the twelve months ending January 31, 2018. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent change in interest rates would result in a reduction to future earnings of $1.4 million for the twelve months ending January 31, 2018.

As discussed above, the following interest rate swaps are outstanding as of January 31, 2017, and are all designated as hedges for accounting purposes:

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2017, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2017, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 21, 2016, Julio E. Rios II, an Executive Vice President of the general partner and the President and Chief Executive Officer of Bridger Logistics, LLC, and Jeremy H. Gamboa, also an Executive Vice President of the general partner and the Chief Operating Officer of Bridger Logistics, LLC both delivered notice of "good reason" for resignation to the general partner pursuant to their employment agreements alleging that the general partner had materially diminished their responsibilities and stating their intention to resign as a result if such purported material diminution was not cured within 30 days.

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements.  Each has indicated that they intend to make a claim for severance which will be resolved in arbitration.  The general partner denies that Mr. Rios and Mr. Gamboa had "good reason" to resign and has other defenses to their claims for severance. We do not believe a loss is probable or reasonably estimable at this time related to this matter.

We and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania. Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that we transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger, and that Bridger therefore should be responsible for the arbitration amount. We have very little information on the confidential arbitration between JTS and Eddystone but believes that we and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however we believe that the amount of such damage claims, if ultimately owed to Eddystone, likely would be material. We intend to vigorously defend this claim. The lawsuit is in its very early stages and discovery has not yet begun; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2016.

We may have difficulty maintaining compliance with the financial covenants, including a consolidated fixed charge coverage ratio in the indenture governing the outstanding notes of Ferrellgas Partners. If weather continues to remain unseasonably warm, our debt and interest reduction initiatives are unsuccessful or our borrowing rates increase, we may fail this fixed charge coverage ratio test which could limit our ability to incur new debt or make distributions to our unitholders.
The indenture governing the outstanding notes of Ferrellgas Partners contains financial covenants, including a consolidated fixed charge coverage ratio. Our ability to comply with the consolidated fixed charge coverage ratio will be affected by events and circumstances beyond our control, including unseasonably warm weather that reduces demand for propane, sustained low commodity prices, our ability to execute on our debt and interest reduction initiatives and future borrowing rates.
Our inability to comply with this consolidated fixed charge coverage ratio could limit our ability to incur new debt and could eliminate our ability to make distributions to our common unitholders.
The below updated risk factors were also included in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the three months ended October 31, 2016.

We may have difficulty maintaining compliance with the financial covenants, which include a consolidated leverage ratio and a consolidated interest coverage ratio, in our secured credit facility and accounts receivable securitization facility. If weather continues to remain unseasonably warm or our debt and interest reduction initiatives are unsuccessful, we may be forced to seek an additional waiver or amendment to the secured credit facility and accounts receivables securitization facility. If we were unsuccessful in obtaining these waivers or amendments it could result in a default and potentially an acceleration of our existing indebtedness.

Our secured credit facility and accounts receivable securitization facility contain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants will be affected by events and circumstances beyond our control, including unseasonably warm weather that reduces demand for propane and sustained low commodity prices, and our ability to execute on our debt and interest reduction initiatives.
If we are unable to comply with any of the financial covenants, including the consolidated leverage ratio and the consolidated interest coverage ratio, we will be required to negotiate a waiver or amendment to the covenant. There can be no assurance that we will be able to obtain a waiver or amendment of covenant breaches if needed.
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

4.3
Indenture dated as of April 13, 2010, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 13, 2010; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

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

4.5
Second Supplemental Indenture dated as of January 30, 2017, by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed January 30, 2017.

4.6
Indenture dated as of November 24, 2010, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $500 million aggregate amount of the Registrant’s 6 1/2% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

4.7
Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed September 29, 2014.

4.8
First Amendment to Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed September 29, 2014.

4.9
Second Amendment to Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed September 29, 2014.

4.10
Third Amendment to Registration Rights Agreement dated as of June 29, 2005, by and between Ferrellgas Partners, L.P. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q filed June 9, 2010; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

4.11
Indenture, dated June 8, 2015, by and among Ferrellgas, L.P., Ferrellgas, Finance Corp. the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, relating to $500 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 8, 2015.

4.12
Registration Rights Agreement, dated as of June 8, 2015, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and J.P. Morgan Securities L.L.C., as representative of the several initial purchasers. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 8, 2015

4.13
Registration Rights Agreement, dated as of June 24, 2015 among Ferrellgas Partners, L.P., Jamex Marketing, LLC, Rios Holdings, Inc. and Gamboa Enterprises, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 24, 2015.

4.14
Registration Rights Agreement, dated as of January 30, 2017, by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers. Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed January 30, 2017

10.1
Credit Agreement dated as of November 2, 2009, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed September 29, 2014.

10.2
Amendment No. 1 to Credit Agreement dated as of September 23, 2011, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed September 26, 2011; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

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

10.6
Amended and Restated Receivable Sale Agreement dated as of January 19, 2012, between Ferrellgas, L.P. and Blue Rhino Global Sourcing, Inc., as originators, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2012; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

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

10.11
Purchase Agreement dated January 24, 2017 by and among Ferrellgas Partners, L.P. Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas, Inc. and the initial purchasers named therein. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed January 30, 2017.

#	10.12
Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed March 10, 2010; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

#	10.13
Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed September 29, 2014.

#	10.14
Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

#	10.15
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

#	10.19
ISDA 2002 Master Agreement and Schedule to the 2002 ISDA Master Agreement both dated as of May 3, 2012 together with three Confirmation of Swap Transaction documents each dated as of May 8, 2012, all between SunTrust Bank and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed June 8, 2012.

#	10.20
Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed March 9, 2012; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

#	10.21
Membership interest purchase agreement dated May 1, 2014, among Ferrellgas, L.P. and the former members of Sable Environmental LLC and Sable SWD 2 LLC. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 1, 2014.

#	10.22	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed September 29, 2015.
#	10.23
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

+	10.27
Transportation Logistics Agreement, dated May 29, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed September 29, 2015.

	10.28
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

	10.31
Secured Promissory Note dated September 1, 2016 between Jamex Marketing, LLC and Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 2, 2016.

	10.32
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

	10.35
Guaranty Agreement (Working Capital Note) dated September 1, 2016 by the Guarantors party thereto in favor of Ferrellgas, L.P. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed September 2, 2016.

	10.36
Security Agreement dated September 1, 2016 by the Grantors party thereto in favor of Ferrellgas, L.P. as collateral agent for itself and for the benefit of Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed September 2, 2016.

	10.37
Agreement and release dated September 27, 2016 by and between Stephen L. Wambold and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed September 28, 2016.

	10.38
Amendment No. 5 to Credit Agreement dated as of September 27, 2016, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed September 28, 2016.

	10.39
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

	#	10.40	Tod D. Brown Agreement and Release. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 13, 2017.
*		31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		101.INS	XBRL Instance Document.
*		101.SCH	XBRL Taxonomy Extension Schema Document.
*		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*		101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		*	Filed herewith
		#	Management contracts or compensatory plans.
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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 9, 2017	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 9, 2017	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 9, 2017	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 9, 2017	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director