Form 10-Q
period 2017-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2017-06-09
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Ferrellgas Partners, L.P.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

Ferrellgas Partners Finance Corp, Ferrellgas, L.P. and Ferrellgas Finance Corp.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Ferrellgas Partners, L.P. and Ferrellgas, L.P. ☐
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At May 31, 2017, the registrants had common units or shares of common stock outstanding as follows:

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	April 30, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,506	$4,965
Accounts and notes receivable, net (including $143,337 and $106,464 of accounts receivable pledged as collateral at April 30, 2017 and July 31, 2016, respectively)	208,529	149,583
Inventories	92,757	90,594
Prepaid expenses and other current assets	30,563	39,973
Total current assets	341,355	285,115

Property, plant and equipment, net	743,508	774,680
Goodwill, net	256,103	256,103
Intangible assets (net of accumulated amortization of $428,243 and $404,271 at April 30, 2017 and July 31, 2016, respectively)	259,286	280,185
Other assets, net	79,017	87,223
Total assets	$1,679,269	$1,683,306

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$86,646	$67,928
Short-term borrowings	38,389	101,291
Collateralized note payable	91,000	64,000
Other current liabilities	151,473	128,958
Total current liabilities	367,508	362,177

Long-term debt	1,984,218	1,941,335
Other liabilities	31,029	31,574
Contingencies and commitments (Note K)

Partners' deficit:
Common unitholders (97,152,665 and 98,002,665 units outstanding at April 30, 2017 and July 31, 2016, respectively)	(639,881)	(570,754)
General partner unitholder (989,926 units outstanding at April 30, 2017 and July 31, 2016)	(66,372)	(65,835)
Accumulated other comprehensive income (loss)	6,086	(10,468)
Total Ferrellgas Partners, L.P. partners' deficit	(700,167)	(647,057)
Noncontrolling interest	(3,319)	(4,723)
Total partners' deficit	(703,486)	(651,780)
Total liabilities and partners' deficit	$1,679,269	$1,683,306
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
Revenues:
Propane and other gas liquids sales	$369,437	$338,929	$1,049,211	$961,086
Midstream operations	126,676	105,424	331,507	487,427
Other	41,996	65,119	116,183	181,343
Total revenues	538,109	509,472	1,496,901	1,629,856

Costs and expenses:
Cost of sales - propane and other gas liquids sales	197,487	152,261	551,728	448,841
Cost of sales - midstream operations	118,767	71,852	300,433	373,899
Cost of sales - other	20,810	41,203	53,213	111,425
Operating expense	104,773	115,271	322,935	347,467
Depreciation and amortization expense	25,737	38,352	77,546	112,698
General and administrative expense	9,978	13,314	36,526	42,530
Equipment lease expense	7,270	7,244	22,035	21,554
Non-cash employee stock ownership plan compensation charge	4,697	9,978	11,396	18,375
Asset impairments	—	—	—	29,316
Loss on asset sales and disposal	2,393	5,779	8,861	23,220

Operating income	46,197	54,218	112,228	100,531

Interest expense	(39,860)	(34,371)	(112,107)	(102,889)
Other income (expense), net	162	331	1,433	(89)

Earnings (loss) before income taxes	6,499	20,178	1,554	(2,447)

Income tax (benefit) expense	(192)	1,260	(194)	1,446

Net earnings (loss)	6,691	18,918	1,748	(3,893)

Net earnings attributable to noncontrolling interest	155	233	187	88

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	6,536	18,685	1,561	(3,981)

Less: General partner's interest in net earnings (loss)	66	187	16	(40)

Common unitholders' interest in net earnings (loss)	$6,470	$18,498	$1,545	$(3,941)

Basic and diluted net earnings (loss) per common unit	$0.07	$0.19	$0.02	$(0.04)

Cash distributions declared per common unit	$0.10	$0.5125	$0.30	$1.5375
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016

Net earnings (loss)	$6,691	$18,918	$1,748	$(3,893)
Other comprehensive income (loss):
Change in value of risk management derivatives	(6,496)	14,681	13,904	3,561
Reclassification of (gains) losses on derivatives to earnings, net	(1,933)	6,138	2,819	22,931
Other comprehensive income (loss)	(8,429)	20,819	16,723	26,492
Comprehensive income (loss)	(1,738)	39,737	18,471	22,599
Less: Comprehensive income attributable to noncontrolling interest	70	444	356	355
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$(1,808)	$39,293	$18,115	$22,244
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income (loss)	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder			Non-controlling interest
Balance at July 31, 2016	98,002.7	989.9	$(570,754)	$(65,835)	$(10,468)	$(647,057)	$(4,723)	$(651,780)
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	14,400	146	—	14,546	148	14,694
Other contributions	—	—	—	—	—	—	1,693	1,693
Distributions	—	—	(69,221)	(699)	—	(69,920)	(793)	(70,713)
Common unit repurchases	(850.0)	—	(15,851)	—	—	(15,851)	—	(15,851)
Net earnings	—	—	1,545	16	—	1,561	187	1,748
Other comprehensive income	—	—	—	—	16,554	16,554	169	16,723
Balance at April 30, 2017	97,152.7	989.9	$(639,881)	$(66,372)	$6,086	$(700,167)	$(3,319)	$(703,486)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended April 30,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$1,748	$(3,893)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	77,546	112,698
Non-cash employee stock ownership plan compensation charge	11,396	18,375
Non-cash stock-based compensation charge	3,298	6,757
Asset impairments	—	29,316
Loss on asset sales and disposal	8,861	23,220
Change in fair value of contingent consideration	—	(100)
Unrealized gain on derivative instruments	(3,888)	—
Provision for doubtful accounts	39	1,974
Deferred income tax (benefit) expense	45	(124)
Other	5,250	3,721
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(58,923)	3,039
Inventories	(2,163)	8,771
Prepaid expenses and other current assets	12,115	21,603
Accounts payable	18,830	(5,194)
Accrued interest expense	34,054	27,758
Other current liabilities	5,053	(37,168)
Other assets and liabilities	5,070	9,329
Net cash provided by operating activities	118,331	220,082

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,539)	(13,894)
Capital expenditures	(35,412)	(108,387)
Proceeds from sale of assets	4,721	11,862
Other	(37)	(499)
Net cash used in investing activities	(34,267)	(110,918)

Cash flows from financing activities:
Distributions	(69,920)	(153,426)
Proceeds from issuance of long-term debt	220,354	159,814
Payments on long-term debt	(173,471)	(8,739)
Net reductions in short-term borrowings	(62,902)	(66,248)
Net additions to collateralized short-term borrowings	27,000	7,000
Cash paid for financing costs	(5,633)	(640)
Noncontrolling interest activity	900	(2,093)
Repurchase of common units	(15,851)	(46,432)
Proceeds from exercise of common unit options	—	182
Cash contribution from general partner in connection with common unit issuances	—	32
Net cash used in financing activities	(79,523)	(110,550)

Net change in cash and cash equivalents	4,541	(1,386)
Cash and cash equivalents - beginning of period	4,965	7,652
Cash and cash equivalents - end of period	$9,506	$6,266
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of April 30, 2017, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Ferrellgas is engaged in the following primary businesses:

•
Propane operations and related equipment sales consists of the distribution of propane and related equipment and supplies. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

•
Midstream operations consists of crude oil logistics, which began with the acquisition in June 2015 of Bridger Logistics, LLC ("Bridger"), and water solutions. Crude oil logistics primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Water solutions generates income primarily through the operation of salt water disposal wells in the Eagle Ford shale region of south Texas.

Due to seasonality, the results of operations for the nine months ended April 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2017.

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

FASB Accounting Standard Update No. 2017-04
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated Step 2 from the goodwill impairment test. Under the new guidance, entities should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Ferrellgas elected to early adopt the provisions of this standard during the quarter ended January 31, 2017. The adoption of this standard did not materially impact our consolidated financial statements.

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7%, which decreased to 2.8% as a result of Ferrellgas reducing its quarterly distribution rate to $0.10, and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first quarterly interest payment of approximately $0.9 million was received in December 2016 and the first quarterly principal payment of approximately $2.5 million was received in March 2017. The maturity date of the Jamex Secured Promissory Note is December 17, 2021, and Jamex may prepay the Secured Promissory Note in whole or in part at any time.

The Jamex Revolving Promissory Note, which provides Jamex with access to working capital liquidity to meet their unrelated and ongoing crude oil marketing and other business needs, has an annual interest rate of 0% (which rate would be increased in case of a default), and contains certain conditions precedent to the operating partnership’s obligation to make any advances thereunder. Each borrowing under the Jamex Revolving Promissory Note must be repaid within 10 days, and the ultimate maturity date of the Jamex Revolving Promissory Note is the earlier of September 1, 2021 and the date on which all obligations under the Jamex Secured Promissory Note are repaid. As of April 30, 2017, there were no outstanding borrowings under the Jamex Secured Promissory Note.

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $45.0 million note receivable as of April 30, 2017.

During the year ended July 31, 2016, approximately 60% of Bridger's gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which it provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, Ferrellgas negotiated a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's former largest customer in the future.

D. Supplemental financial statement information

Inventories consist of the following:

	April 30, 2017	July 31, 2016
Propane gas and related products	$60,370	$59,726
Crude oil	6,112	4,642
Appliances, parts and supplies	26,275	26,226
Inventories	$92,757	$90,594

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms generally up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2017, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 104.5 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	April 30, 2017	July 31, 2016
Note receivable - Jamex	$35,000	$39,760
Other	44,017	47,463
Other assets, net	$79,017	$87,223

Other current liabilities consist of the following:

	April 30, 2017	July 31, 2016
Accrued interest	$50,677	$16,623
Customer deposits and advances	20,908	27,391
Price risk management liabilities	2,775	18,401
Other	77,113	66,543
Other current liabilities	$151,473	$128,958

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
Operating expense	$44,309	$42,378	$134,090	$126,946
Depreciation and amortization expense	957	1,071	2,979	3,268
Equipment lease expense	6,564	6,470	19,882	19,385
	$51,830	$49,919	$156,951	$149,599

Loss on asset sales and disposal consists of the following:

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
Loss on assets held for sale	$—	$—	$—	$12,112
Loss on sale of assets held for sale	—	896	—	1,687
Loss on sale of assets and other	2,393	4,883	8,861	9,421
Loss on asset sales and disposal	$2,393	$5,779	$8,861	$23,220

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2017	2016
Cash paid for:
Interest	$73,276	$71,409
Income taxes	$28	$432
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$856	$1,239
Change in accruals for property, plant and equipment additions	$(111)	$1,293

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2017	July 31, 2016
Accounts receivable pledged as collateral	$143,337	$106,464
Accounts receivable	57,277	43,148
Note receivable - Jamex, current portion	10,000	5,000
Other	306	38
Less: Allowance for doubtful accounts	(2,391)	(5,067)
Accounts and notes receivable, net	$208,529	$149,583

On September 27, 2016, Ferrellgas entered into a fourth amendment to its accounts receivable securitization facility to modify the maximum consolidated leverage ratio covenant.

On April 28, 2017, Ferrellgas entered into a fifth amendment to its accounts receivable securitization facility to modify the maximum consolidated leverage ratio covenant and the interest coverage ratio covenant.

Consolidated leverage ratio

On April 28, 2017, the maximum consolidated leverage covenant was modified as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to fifth amendment)	(after fifth amendment)
April 30, 2017	5.95	7.75
July 31, 2017	6.05	7.75
October 31, 2017	5.95	7.75
January 31, 2018	5.95	7.75
April 30, 2018	5.50	7.75
July 31, 2018 & thereafter	5.50	5.50

The consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters earnings before interest expense, income tax expense, depreciation and amortization expense ("EBITDA") (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas' secured credit facility and accounts receivable securitization facility. Ferrellgas' consolidated leverage ratio was 6.45x as of April 30, 2017; the margin allows for approximately $340.2 million of additional borrowing capacity or approximately $43.9 million less EBITDA.

Consolidated interest coverage ratio

On April 28, 2017, the minimum consolidated interest coverage ratio was modified as follows:

	Minimum consolidated interest coverage ratio	Minimum consolidated interest coverage ratio
Date	(prior to fifth amendment)	(after fifth amendment)
April 30, 2017	2.50	1.75
July 31, 2017	2.50	1.75
October 31, 2017	2.50	1.75
January 31, 2018	2.50	1.75
April 30, 2018	2.50	1.75
July 31, 2018 & thereafter	2.50	2.50

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas' secured credit facility and accounts receivable securitization facility. Ferrellgas' consolidated interest coverage ratio was 2.29x as of April 30, 2017; the margin allows for approximately $35.2 million of additional interest expense or approximately $61.5 million less EBITDA. See additional disclosure about Ferrellgas' financial covenants in Note F - Debt.

At April 30, 2017, $143.3 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2016, $106.5 million of trade accounts receivable were pledged as collateral against $64.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2017, Ferrellgas had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2016, Ferrellgas had received cash proceeds of $64.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.0% and 3.0% as of April 30, 2017 and July 31, 2016, respectively.

F.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2017 and July 31, 2016, $38.4 million and $101.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	April 30, 2017	July 31, 2016
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$500,000
Fixed rate, 6.75%, due 2023	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $3,371 and $4,008 at April 30, 2017 and July 31, 2016, respectively	478,371	479,008
Fixed rate, 8.625%, due 2020, net of unamortized discount of $6,495 and $0 at April 30, 2017 and July 31, 2016, respectively (1)	350,505	182,000
Fair value adjustments related to interest rate swaps	269	5,830

Secured credit facility
Variable interest rate, expiring October 2018 (net of $38.4 million and $101.3 million classified as short-term borrowings at April 30, 2017 and July 31, 2016, respectively)	175,211	293,109

Notes payable
11.5% and 11.8% weighted average interest rate at April 30, 2017 and July 31, 2016, respectively, due 2017 to 2022, net of unamortized discount of $1,284 and $1,566 at April 30, 2017 and July 31, 2016, respectively	6,623	8,484
Total debt, excluding unamortized debt issuance costs	2,010,979	1,968,431
Unamortized debt issuance costs	(24,183)	(23,175)
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,578	3,921
Long-term debt	$1,984,218	$1,941,335

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

As of April 30, 2017, the scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2017	$820
2018	2,519
2019	177,155
2020	358,180
2021	501,030
Thereafter	975,414
Total	$2,015,118

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit Ferrellgas Partners' ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners, and the consolidated leverage ratio and consolidated interest coverage ratio, as defined in the secured credit facility and the accounts receivable securitization facility.

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the covenants under the secured credit facility and accounts receivable securitization facility and in compliance with the covenants under the operating partnerships indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders. If Ferrellgas Partners does not make interest payments on its unsecured notes, that would constitute an event of default which would permit the acceleration of the indenture. The accelerated indenture would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If the payment of Ferrellgas' debt is accelerated, Ferrellgas may be unable to borrow sufficient funds to refinance debt in which case unitholders could experience a partial or total loss of their investment.

Before a restricted payment (as defined in the Ferrellgas Partners indenture) can be made by Ferrellgas Partners, Ferrellgas Partners must be in compliance with the covenant under the Ferrellgas Partners indenture. If Ferrellgas Partners is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders.

A breach of the financial covenants under the secured credit facility and the accounts receivable securitization facility will result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and give the lenders and receivables purchasers the right to accelerate the operating partnership's obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

On September 27, 2016, Ferrellgas entered into a fifth amendment to its secured credit facility to modify the maximum consolidated leverage ratio covenant.

On April 28, 2017, Ferrellgas entered into a sixth amendment to its secured credit facility to modify the maximum consolidated leverage ratio covenant and the consolidated interest coverage ratio covenant. The amendment to our secured credit facility also (1) reduces the amounts available to be borrowed from $700 million to $575 million, (2) increases the pricing of loans when our leverage ratio is greater than or equal to 6.00x from LIBOR plus 3.50% to LIBOR plus 3.75% and when our leverage ratio is greater than or equal to 7.00x from LIBOR plus 3.50% to LIBOR plus 4.00%, (3) limits the amount of distributions (other than distributions to Ferrellgas Partners for payments of interest payable on its unsecured notes) that the operating partnership may make to Ferrellgas Partners to $10 million per quarter (Ferrellgas Partners' current distribution rate is $9.8 million per quarter) until the leverage ratio is less than 5.50x, (4) reduces the amount of investments we can make when our leverage ratio is greater than 5.50x from $200 million to $50 million, and (5) requires us to reduce our secured credit facility with 50% of the net cash proceeds received from any equity sale.

Consolidated leverage ratio

On April 28, 2017, the maximum consolidated leverage covenant was modified as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to sixth amendment)	(after sixth amendment)
April 30, 2017	5.95	7.75
July 31, 2017	6.05	7.75
October 31, 2017	5.95	7.75
January 31, 2018	5.95	7.75
April 30, 2018	5.50	7.75
July 31, 2018 & thereafter	5.50	5.50

The consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA (both as adjusted for certain, defined items) of the operating partnership, as detailed in Ferrellgas' secured credit facility. Ferrellgas' consolidated leverage ratio was 6.45x as of April 30, 2017; the margin allows for approximately $340.2 million of additional borrowing capacity or approximately $43.9 million less EBITDA. This covenant also restricts Ferrellgas' ability to make quarterly common unit distribution payments as discussed above.

Consolidated interest coverage ratio

On April 28, 2017, the minimum consolidated interest coverage ratio was modified as follows:

	Minimum consolidated interest coverage ratio	Minimum consolidated interest coverage ratio
Date	(prior to sixth amendment)	(after sixth amendment)
April 30, 2017	2.50	1.75
July 31, 2017	2.50	1.75
October 31, 2017	2.50	1.75
January 31, 2018	2.50	1.75
April 30, 2018	2.50	1.75
July 31, 2018 & thereafter	2.50	2.50

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas' secured credit facility and accounts receivable securitization facility. Ferrellgas' consolidated interest coverage ratio was 2.29x at April 30, 2017; the margin allows for approximately $35.2 million of additional interest expense or approximately $61.5 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. As of April 30, 2017, the ratio was 1.77x; the margin allows for approximately $1.5 million of additional interest expense or approximately $2.7 million less EBITDA. If this ratio were to drop below 1.75x, this indenture allows Ferrellgas Partners to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio.

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

If Ferrellgas is unsuccessful with its strategy to reduce debt and interest expense, it may be unsuccessful in renegotiating its secured credit facility, which matures in October 2018. If Ferrellgas Partners were to be unsuccessful in renegotiating its secured credit facility and unable to secure alternative liquidity sources, it may not have the liquidity to fund its operations after that maturity date.

Failure to renew or replace liquidity available under the secured credit facility could have a material effect on Ferrellgas' operating capacity and cash flows and could further restrict Ferrellgas' ability to incur debt, pay interest on the notes or to make cash distributions to unitholders which could result in an event of default that would permit the acceleration of all of Ferrellgas' indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of Ferrellgas' debt is accelerated, Ferrellgas' assets may be insufficient to repay such debt in full and Ferrellgas may be unable to borrow sufficient funds to refinance debt, in which case the unitholders could experience a partial or total loss of their investment.

Secured credit facility

As of April 30, 2017, Ferrellgas had total borrowings outstanding under its secured credit facility of $213.6 million, of which $38.4 million was classified as short-term debt. Ferrellgas had $237.9 million of capacity under the secured credit facility as of April 30, 2017. As of July 31, 2016, Ferrellgas had total borrowings outstanding under its secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt. Ferrellgas had $219.3 million of capacity under the secured credit facility as of July 31, 2016. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to $8.1 million as of July 31, 2016. Borrowings outstanding at April 30, 2017 and July 31, 2016 under the secured credit facility had weighted average interest rates of 5.5% and 3.7%, respectively.

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

Letters of credit outstanding at April 30, 2017 totaled $123.5 million and were used to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At April 30, 2017, Ferrellgas had remaining letter of credit capacity of $76.5 million. At July 31, 2016, Ferrellgas had remaining letter of credit capacity of $113.7 million.

G.  Partners' deficit

As of April 30, 2017 and July 31, 2016, limited partner units were beneficially owned by the following:

	April 30, 2017	July 31, 2016
Public common unitholders (1)	69,612,939	70,462,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”
(2) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at April 30, 2017.
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

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
Public common unitholders	$6,961	$36,113	$49,600	$109,553
Ferrell Companies	2,253	11,546	16,052	34,638
FCI Trading Corp.	20	100	140	300
Ferrell Propane, Inc.	5	26	36	78
James E. Ferrell	476	2,441	3,393	7,323
General partner	98	507	699	1,534
	$9,813	$50,733	$69,920	$153,426

On May 24, 2017, Ferrellgas Partners declared a cash distribution of $0.10 per common unit for the three months ended April 30, 2017, which is expected to be paid on June 14, 2017. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$2,253
FCI Trading Corp.	20
Ferrell Propane, Inc.	5
James E. Ferrell	476
General partner	98

See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2017 and 2016.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

During the nine months ended April 30, 2016, the general partner made non-cash contributions of $0.5 million to Ferrellgas to maintain its effective 2% general partner interest.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2017 and July 31, 2016:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$677	$—	$677
Commodity derivatives	$—	$10,879	$—	$10,879
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(1,279)	$—	$(1,279)
Commodity derivatives	$—	$(2,397)	$—	$(2,397)

July 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$5,830	$—	$5,830
Commodity derivatives	$—	$8,241	$—	$8,241
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,553)	$—	$(3,553)
Commodity derivatives	$—	$(17,689)	$—	$(17,689)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the Jamex note receivable, a financial instrument classified in "Other assets, net" on the consolidated balance sheet, is approximately $40.6 million, or $4.5 million less than its carrying amount as of April 30, 2017. The estimated fair value of the Jamex note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At April 30, 2017 and July 31, 2016, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,942.0 million and $1,920.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2017 and 2016, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of April 30, 2017 and July 31, 2016:

	April 30, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$6,188	Other current liabilities	$431
Commodity derivatives-propane	Other assets, net	2,226	Other liabilities	403
Interest rate swap agreements	Prepaid expenses and other current assets	677	Other current liabilities	781
Interest rate swap agreements	Other assets, net	—	Other liabilities	498
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	758
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,465	Other current liabilities	805
	Total	$11,556	Total	$3,676

	July 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,263	Other current liabilities	$10,184
Commodity derivatives-propane	Other assets, net	3,056	Other liabilities	1,597
Interest rate swap agreements	Prepaid expenses and other current assets	1,654	Other current liabilities	2,309
Interest rate swap agreements	Other assets, net	4,176	Other liabilities	1,244
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,996
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,922	Other current liabilities	1,912
	Total	$14,071	Total	$21,242

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2017 and July 31, 2016, respectively:

	April 30, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$1,415	Other current liabilities	$3,925
	Other assets, net	602	Other liabilities	1,499
		$2,017		$5,424

	July 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$8,252	Other current liabilities	$—
	Other assets, net	1,275	Other liabilities	—
		$9,527		$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three and nine months ended April 30, 2017 and 2016 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2017	2016	2017	2016
Interest rate swap agreements	Interest expense	$323	$433	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2017	2016	2017	2016
Interest rate swap agreements	Interest expense	$1,071	$1,477	$(6,825)	$(6,825)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2017 and 2016 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(6,642)	Cost of sales-propane and other gas liquids sales	$2,411	$—
Interest rate swap agreements	146	Interest expense	(478)	—
	$(6,496)		$1,933	$—

	For the three months ended April 30, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$14,998	Cost of sales-propane and other gas liquids sales	$(5,467)	$—
Interest rate swap agreements	(317)	Interest expense	(671)	—
	$14,681		$(6,138)	$—

	For the nine months ended April 30, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$12,930	Cost of sales-propane and other gas liquids sales	$(1,112)	$—
Interest rate swap agreements	974	Interest expense	(1,707)	—
	$13,904		$(2,819)	$—

	For the nine months ended April 30, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$5,823	Cost of sales-propane and other gas liquids sales	$(20,729)	$—
Interest rate swap agreements	(2,262)	Interest expense	(2,202)	—
	$3,561		$(22,931)	$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three and nine months ended April 30, 2017 and 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended April 30, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$1,464	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(393)	Operating expense

	For the three months ended April 30, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$487	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$955	Operating expense

	For the nine months ended April 30, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(784)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,123	Operating expense

	For the nine months ended April 30, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(3,532)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(3,779)	Operating expense

The changes in derivatives included in AOCI for the nine months ended April 30, 2017 and 2016 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2017	2016
Beginning balance	$(9,815)	$(38,906)
Change in value of risk management commodity derivatives	12,930	5,823
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	1,112	20,729
Change in value of risk management interest rate derivatives	974	(2,262)
Reclassification of gains and losses on interest rate hedges to interest expense	1,707	2,202
Ending balance	$6,908	$(12,414)

Ferrellgas expects to reclassify net gains related to the risk management commodity derivatives of approximately $5.8 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2017, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2017, Ferrellgas had financial derivative contracts covering 2.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of April 30, 2017, Ferrellgas had financial derivative contracts covering 36 thousand barrels of diesel and 7 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of April 30, 2017, Ferrellgas had financial derivative contracts covering 0.4 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2017, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is $7.8 million.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas' debt rating. As of April 30, 2017, a downgrade in Ferrellgas' debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on April 30, 2017 and Ferrellgas had posted no collateral in the normal course of business related to such derivatives.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
Operating expense	$53,747	$59,907	$170,953	$174,943

General and administrative expense	$6,913	$7,957	$23,713	$22,297

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs have filed an appeal, which is pending. Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  Plaintiffs have agreed to dismiss these claims in exchange for a waiver of costs.

Ferrellgas has been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. Ferrellgas believes that it has defenses and will vigorously defend these cases. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative action.

On October 21, 2016, Julio E. Rios II, an Executive Vice President of the general partner and the President and Chief Executive Officer of Bridger Logistics, LLC, and Jeremy H. Gamboa, also an Executive Vice President of the general partner and the Chief Operating Officer of Bridger Logistics, LLC, both delivered notice of "good reason" for resignation to the general partner pursuant to their employment agreements alleging that the general partner had materially diminished their responsibilities and stating their intention to resign as a result if such purported material diminution was not cured within 30 days.

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements. Each has indicated that they intend to make a claim for severance which will be resolved in arbitration. The general partner denies that Mr. Rios and Mr. Gamboa had "good reason" to resign and believes that it has other defenses to their claims for severance. Ferrellgas does not believe a loss is probable or reasonably estimable at this time related to this matter.

Ferrellgas and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania. Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger, and that Bridger therefore should be responsible for the amount owed pursuant to the arbitration. Ferrellgas has very little information on the confidential arbitration between JTS and Eddystone but believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damage claims, if ultimately owed to Eddystone, likely would be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. The lawsuit is in its very early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

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

There was no dilutive effect resulting from this method based on basic and diluted net earnings per common unitholders' interest for the three and nine months ended April 30, 2017 or 2016.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net earnings (loss)	$6,470	$18,498	$1,545	$(3,941)

Weighted average common units outstanding - basic	97,152.7	98,002.7	97,255.4	98,911.2
Dilutive securities	—	0.5	—	—
Weighted average common units outstanding - diluted	97,152.7	98,003.2	97,255.4	98,911.2

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.07	$0.19	$0.02	$(0.04)

M.    Segment reporting

Ferrellgas has two primary operations: propane operations and related equipment sales and midstream operations. These two operations result in two reportable operating segments: propane operations and related equipment sales and midstream operations.

Prior to the three months ended April 30, 2017, the results of the Water solutions business were included in Corporate and other. As a result of a change in the way management is evaluating results and allocating resources, results of the Water solutions business are now included in the Midstream operations segment for all periods presented.

Following is a summary of segment information for the three and nine months ended April 30, 2017 and 2016:

	Three months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$411,433	$126,676	$—	$538,109
Direct costs (1)	324,442	127,223	9,654	461,319
Adjusted EBITDA	$86,991	$(547)	$(9,654)	$76,790

	Three months ended April 30, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$404,048	$105,424	$—	$509,472
Direct costs (1)	307,708	82,094	11,684	401,486
Adjusted EBITDA	$96,340	$23,330	$(11,684)	$107,986

	Nine months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$1,165,394	$331,507	$—	$1,496,901
Direct costs (1)	931,631	323,714	30,717	1,286,062
Adjusted EBITDA	$233,763	$7,793	$(30,717)	$210,839

	Nine months ended April 30, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$1,142,429	$487,427	$—	$1,629,856
Direct costs (1)	888,380	411,973	34,289	1,334,642
Adjusted EBITDA	$254,049	$75,454	$(34,289)	$295,214

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

Following is a reconciliation of Ferrellgas' total segment performance measure to condensed consolidated net earnings (loss):

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$6,536	$18,685	$1,561	$(3,981)
Income tax expense (benefit)	(192)	1,260	(194)	1,446
Interest expense	39,860	34,371	112,107	102,889
Depreciation and amortization expense	25,737	38,352	77,546	112,698
EBITDA	71,941	92,668	191,020	213,052
Non-cash employee stock ownership plan compensation charge	4,697	9,978	11,396	18,375
Non-cash stock-based compensation charge	—	1,091	3,298	6,757
Asset impairments	—	—	—	29,316
Loss on asset sales and disposal	2,393	5,779	8,861	23,220
Other (income) expense, net	(162)	(331)	(1,433)	89
Change in fair value of contingent consideration	—	—	—	(100)
Severance costs	—	469	1,959	1,325
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(2,234)	(1,915)	(4,449)	2,993
Acquisition and transition expenses	—	14	—	99
Net earnings attributable to noncontrolling interest	155	233	187	88
Adjusted EBITDA	$76,790	$107,986	$210,839	$295,214

Following are total assets by segment:

Assets	April 30, 2017	July 31, 2016
Propane operations and related equipment sales	$1,233,364	$1,202,214
Midstream operations	428,812	444,126
Corporate and unallocated	17,093	36,966
Total consolidated assets	$1,679,269	$1,683,306

Following are capital expenditures by segment:

	Nine months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$8,533	$241	$1,905	$10,679
Growth	21,246	—	—	21,246
Total	$29,779	$241	$1,905	$31,925

	Nine months ended April 30, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$12,705	$32	$991	$13,728
Growth	28,461	62,868	—	91,329
Total	$41,166	$62,900	$991	$105,057

N. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	April 30, 2017	July 31, 2016
ASSETS
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	23,064	19,747
Accumulated deficit	(23,064)	(19,747)
Total stockholder's equity	$1,000	$1,000
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016

General and administrative expense	$3,225	$225	$3,317	$275

Net loss	$(3,225)	$(225)	$(3,317)	$(275)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,317)	$(275)
Cash used in operating activities	(3,317)	(275)

Cash flows from financing activities:
Capital contribution	3,317	275
Cash provided by financing activities	3,317	275

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000
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

During January 2017, the Partnership, and Finance Corp. as co-issuer, issued $175.0 million in aggregate principal amount of additional 8.625% senior notes at a 4% discount due 2020. Net proceeds of $165.9 million were contributed to Ferrellgas, L.P. and used to reduce outstanding indebtedness under the Ferrellgas, L.P. secured credit facility.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	April 30, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,166	$4,890
Accounts and notes receivable, net (including $143,337 and $106,464 of accounts receivable pledged as collateral at April 30, 2017 and July 31, 2016, respectively)	208,529	149,583
Inventories	92,757	90,594
Prepaid expenses and other current assets	30,549	39,955
Total current assets	341,001	285,022

Property, plant and equipment, net	743,508	774,680
Goodwill, net	256,103	256,103
Intangible assets (net of accumulated amortization of $428,243 and $404,271 at April 30, 2017 and July 31, 2016, respectively)	259,286	280,185
Other assets, net	79,017	87,223
Total assets	$1,678,915	$1,683,213

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$86,646	$67,928
Short-term borrowings	38,389	101,291
Collateralized note payable	91,000	64,000
Other current liabilities	139,463	126,952
Total current liabilities	355,498	360,171

Long-term debt	1,638,602	1,760,881
Other liabilities	31,029	31,574
Contingencies and commitments (Note K)

Partners' deficit:
Limited partner	(348,981)	(454,222)
General partner	(3,396)	(4,631)
Accumulated other comprehensive income (loss)	6,163	(10,560)
Total partners' deficit	(346,214)	(469,413)
Total liabilities and partners' deficit	$1,678,915	$1,683,213
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
Revenues:
Propane and other gas liquids sales	$369,437	$338,929	$1,049,211	$961,086
Midstream operations	126,676	105,424	331,507	487,427
Other	41,996	65,119	116,183	181,343
Total revenues	538,109	509,472	1,496,901	1,629,856

Costs and expenses:
Cost of sales - propane and other gas liquids sales	197,487	152,261	551,728	448,841
Cost of sales - midstream operations	118,767	71,852	300,433	373,899
Cost of sales - other	20,810	41,203	53,213	111,425
Operating expense	104,773	115,271	322,935	347,467
Depreciation and amortization expense	25,737	38,352	77,546	112,698
General and administrative expense	9,869	13,214	36,416	42,032
Equipment lease expense	7,270	7,244	22,035	21,554
Non-cash employee stock ownership plan compensation charge	4,697	9,978	11,396	18,375
Asset impairments	—	—	—	29,316
Loss on asset sales and disposal	2,393	5,779	8,861	23,220

Operating income	46,306	54,318	112,338	101,029

Interest expense	(31,270)	(30,340)	(95,416)	(90,799)
Other income (expense), net	162	331	1,433	(89)

Earnings before income taxes	15,198	24,309	18,355	10,141

Income tax (benefit) expense	(197)	1,260	(200)	1,441

Net earnings	$15,395	$23,049	$18,555	$8,700
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)
	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016

Net income	$15,395	$23,049	$18,555	$8,700
Other comprehensive income (loss):
Change in value of risk management derivatives	(6,496)	14,681	13,904	3,561
Reclassification of (gains) losses on derivatives to earnings, net	(1,933)	6,138	2,819	22,931
Other comprehensive income (loss)	(8,429)	20,819	16,723	26,492
Comprehensive income	$6,966	$43,868	$35,278	$35,192
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	deficit

Balance at July 31, 2016	$(454,222)	$(4,631)	$(10,560)	$(469,413)
Contributions in connection with non-cash ESOP and stock-based compensation charges	14,546	148	—	14,694
Contributions from partners	165,947	1,693	—	167,640
Distributions	(93,620)	(793)	—	(94,413)
Net earnings	18,368	187	—	18,555
Other comprehensive income	—	—	16,723	16,723
Balance at April 30, 2017	$(348,981)	$(3,396)	$6,163	$(346,214)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended April 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$18,555	$8,700
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	77,546	112,698
Non-cash employee stock ownership plan compensation charge	11,396	18,375
Non-cash stock-based compensation charge	3,298	6,757
Asset impairments	—	29,316
Loss on asset sales and disposal	8,861	23,220
Change in fair value of contingent consideration	—	(100)
Unrealized gain on derivative instruments	(3,888)	—
Provision for doubtful accounts	39	1,974
Deferred income tax expense (benefit)	45	(124)
Other	4,147	3,406
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(58,923)	2,755
Inventories	(2,163)	8,771
Prepaid expenses and other current assets	12,111	21,623
Accounts payable	18,830	(5,194)
Accrued interest expense	24,428	23,834
Other current liabilities	5,047	(34,845)
Other assets and liabilities	5,070	9,328
Net cash provided by operating activities	124,399	230,494

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,539)	(13,894)
Capital expenditures	(35,412)	(108,387)
Proceeds from sale of assets	4,721	11,862
Other	(37)	(499)
Net cash used in investing activities	(34,267)	(110,918)

Cash flows from financing activities:
Distributions	(94,413)	(210,158)
Contributions from partners	167,640	30
Proceeds from issuance of long-term debt	52,354	159,814
Payments on long-term debt	(173,471)	(8,739)
Net reductions in short-term borrowings	(62,902)	(66,248)
Net additions to collateralized short-term borrowings	27,000	7,000
Cash paid for financing costs	(2,064)	(640)
Net cash used in financing activities	(85,856)	(118,941)

Net change in cash and cash equivalents	4,276	635
Cash and cash equivalents - beginning of period	4,890	5,600
Cash and cash equivalents - end of period	$9,166	$6,235
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

Ferrellgas, L.P. is engaged in the following primary businesses:

•
Propane operations and related equipment sales consists of the distribution of propane and related equipment and supplies. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas, L.P. serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

•
Midstream operations consists of crude oil logistics, which began with the acquisition in June 2015 of Bridger Logistics, LLC ("Bridger"), and water solutions. Crude oil logistics primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Water solutions generates income primarily through the operation of salt water disposal wells in the Eagle Ford shale region of south Texas.

Due to seasonality, the results of operations for the nine months ended April 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2017.

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

FASB Accounting Standard Update No. 2017-04
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated Step 2 from the goodwill impairment test. Under the new guidance, entities should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Ferrellgas, L.P. elected to early adopt the provisions of this standard during the quarter ended January 31, 2017. The adoption of this standard did not materially impact our consolidated financial statements.

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7%, which decreased to 2.8% as a result of Ferrellgas Partners reducing its quarterly distribution rate, and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first quarterly interest payment of approximately $0.9 million was received in December 2016 and the first quarterly principal payment of approximately $2.5 million was received in March 2017. The maturity date of the Jamex Secured Promissory Note is December 17, 2021, and Jamex may prepay the Secured Promissory Note in whole or in part at any time.

The Jamex Revolving Promissory Note, which provides Jamex with access to working capital liquidity to meet their unrelated and ongoing crude oil marketing and other business needs, has an annual interest rate of 0% (which rate would be increased in case of a default), and contains certain conditions precedent to the operating partnership’s obligation to make any advances thereunder. Each borrowing under the Jamex Revolving Promissory Note must be repaid within 10 days, and the ultimate maturity date of the Jamex Revolving Promissory Note is the earlier of September 1, 2021 and the date on which all obligations under the Jamex Secured Promissory Note are repaid. As of April 30, 2017, there were no outstanding borrowings under the Jamex Secured Promissory Note.

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas, L.P. in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $45.0 million note receivable as of April 30, 2017.

During the year ended July 31, 2016, approximately 60% of Bridger's gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which it provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas, L.P. determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we negotiated a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, we do not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's former largest customer in the future.

D.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2017	July 31, 2016
Propane gas and related products	$60,370	$59,726
Crude oil	6,112	4,642
Appliances, parts and supplies	26,275	26,226
Inventories	$92,757	$90,594

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms generally up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2017, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 104.5 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	April 30, 2017	July 31, 2016
Note receivable - Jamex	$35,000	$39,760
Other	44,017	47,463
Other assets, net	$79,017	$87,223

Other current liabilities consist of the following:

	April 30, 2017	July 31, 2016
Accrued interest	$39,045	$14,617
Customer deposits and advances	20,908	27,391
Price risk management liabilities	2,775	18,401
Other	76,735	66,543
Other current liabilities	$139,463	$126,952

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
Operating expense	$44,309	$42,378	$134,090	$126,946
Depreciation and amortization expense	957	1,071	2,979	3,268
Equipment lease expense	6,564	6,470	19,882	19,385
	$51,830	$49,919	$156,951	$149,599

Loss on asset sales and disposal consists of the following:

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
Loss on assets held for sale	$—	$—	$—	$12,112
Loss on sale of assets held for sale	—	896	—	1,687
Loss on sale of assets and other	2,393	4,883	8,861	9,421
Loss on asset sales and disposal	$2,393	$5,779	$8,861	$23,220

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2017	2016
Cash paid for:
Interest	$67,314	$63,559
Income taxes	$23	$427
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$856	$1,239
Change in accruals for property, plant and equipment additions	$(111)	$1,293

E. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2017	July 31, 2016
Accounts receivable pledged as collateral	$143,337	$106,464
Accounts receivable	57,277	43,148
Note receivable - Jamex, current portion	10,000	5,000
Other	306	38
Less: Allowance for doubtful accounts	(2,391)	(5,067)
Accounts and notes receivable, net	$208,529	$149,583

On September 27, 2016, Ferrellgas, L.P. entered into a fourth amendment to its accounts receivable securitization facility to modify the maximum consolidated leverage ratio covenant.

On April 28, 2017, Ferrellgas, L.P. entered into a fifth amendment to its accounts receivable securitization facility to modify the maximum consolidated leverage ratio covenant and the interest coverage ratio covenant.

Consolidated leverage ratio

On April 28, 2017, the maximum consolidated leverage covenant was modified as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to fifth amendment)	(after fifth amendment)
April 30, 2017	5.95	7.75
July 31, 2017	6.05	7.75
October 31, 2017	5.95	7.75
January 31, 2018	5.95	7.75
April 30, 2018	5.50	7.75
July 31, 2018 & thereafter	5.50	5.50

The consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters earnings before interest expense, income tax expense, depreciation and amortization expense ("EBITDA") (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas, L.P.'s secured credit facility and accounts receivable securitization facility. Ferrellgas, L.P.'s consolidated leverage ratio was 6.45x as of April 30, 2017; the margin allows for approximately $340.2 million of additional borrowing capacity or approximately $43.9 million less EBITDA.

Consolidated interest coverage ratio

On April 28, 2017, the minimum consolidated interest coverage ratio was modified as follows:

	Minimum consolidated interest coverage ratio	Minimum consolidated interest coverage ratio
Date	(prior to fifth amendment)	(after fifth amendment)
April 30, 2017	2.50	1.75
July 31, 2017	2.50	1.75
October 31, 2017	2.50	1.75
January 31, 2018	2.50	1.75
April 30, 2018	2.50	1.75
July 31, 2018 & thereafter	2.50	2.50

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas, L.P.'s secured credit facility and accounts receivable securitization facility. Ferrellgas L.P.'s consolidated interest coverage ratio was 2.29x as of April 30, 2017; the margin allows for approximately $35.2 million of additional interest expense or approximately $61.5 million less EBITDA. See additional disclosure about Ferrellgas' financial covenants in Note F - Debt.

At April 30, 2017, $143.3 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2016, $106.5 million of trade accounts receivable were pledged as collateral against $64.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2017, Ferrellgas, L.P. had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2016, Ferrellgas, L.P. had received cash proceeds of $64.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.0% and 3.0% as of April 30, 2017 and July 31, 2016, respectively.

F.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2017 and July 31, 2016, $38.4 million and $101.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long term debt

Long term debt consists of the following:

	April 30, 2017	July 31, 2016
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$500,000
Fixed rate, 6.75%, due 2023	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $3,371 and $4,008 at April 30, 2017 and July 31, 2016, respectively	478,371	479,008
Fair value adjustments related to interest rate swaps	269	5,830

Secured credit facility
Variable interest rate, expiring October 2018 (net of $38.4 million and $101.3 million classified as short-term borrowings at April 30, 2017 and July 31, 2016, respectively)	175,211	293,109

Notes payable
11.5% and 11.8% weighted average interest rate at April 30, 2017 and July 31, 2016, respectively, due 2017 to 2022, net of unamortized discount of $1,284 and $1,566 at April 30, 2017 and July 31, 2016, respectively	6,623	8,484
Total debt, excluding unamortized debt issuance costs	1,660,474	1,786,431
Unamortized debt issuance costs	(19,294)	(21,629)
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,578	3,921
Long-term debt	$1,638,602	$1,760,881

As of April 30, 2017, the scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2017	$820
2018	2,519
2019	177,155
2020	1,180
2021	501,030
Thereafter	975,414
Total	$1,658,118

The agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. Our general partner believes that the most restrictive of these covenants are the consolidated leverage ratio and consolidated interest coverage ratio, as defined in our secured credit facility and our accounts receivable securitization facility.

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the covenants under the secured credit facility and accounts receivable securitization facility and in compliance with the covenants under the operating partnerships indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders. If Ferrellgas Partners does not make interest payments on its unsecured notes, that would constitute an event of default which would permit the acceleration of the indenture. The accelerated unsecured notes would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If the payment of Ferrellgas, L.P.'s debt is accelerated, Ferrellgas, L.P. may be unable to borrow sufficient funds to refinance debt in which case Ferrellgas Partners' unitholders could experience a partial or total loss of their investment.

A breach of the financial covenants under the secured credit facility and the accounts receivable securitization facility will result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and give the lenders and receivables purchasers the right to accelerate the operating partnership’s obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

On September 27, 2016, Ferrellgas, L.P. entered into a fifth amendment to its secured credit facility to modify the maximum consolidated leverage ratio covenant.

On April 28, 2017, Ferrellgas, L.P. entered into sixth amendment to its secured credit facility primarily to modify the maximum consolidated leverage ratio covenant and the consolidated interest coverage ratio covenant. The amendment to our secured credit facility also (1) reduces the amounts available to be borrowed from $700 million to $575 million, (2) increases the pricing of loans when our leverage ratio is greater than or equal to 6.00x from LIBOR plus 3.50% to LIBOR plus 3.75% and when our leverage ratio is greater than or equal to 7.00x from LIBOR plus 3.50% to LIBOR plus 4.00%, (3) limits the amount of distributions (other than distributions to Ferrellgas Partners for payments of interest payable on its unsecured notes) that the operating partnership may make to Ferrellgas Partners to $10 million per quarter (Ferrellgas Partners' current distribution rate is $9.8 million per quarter) until the leverage ratio is less than 5.50x, (4) reduces the amount of investments we can make when our leverage ratio is greater than 5.50x from $200 million to $50 million, and (5) requires us to reduce our secured credit facility with 50% of the net cash proceeds received from any equity sale.

Consolidated leverage ratio

On April 28, 2017, the maximum consolidated leverage covenant was modified as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to sixth amendment)	(after sixth amendment)
April 30, 2017	5.95	7.75
July 31, 2017	6.05	7.75
October 31, 2017	5.95	7.75
January 31, 2018	5.95	7.75
April 30, 2018	5.50	7.75
July 31, 2018 & thereafter	5.50	5.50

The consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas, L.P.'s secured credit facility. Ferrellgas, L.P.'s consolidated leverage ratio was 6.45x as of April 30, 2017; the margin allows for approximately $340.2 million of additional borrowing capacity or approximately $43.9 million less EBITDA. This covenant also restricts Ferrellgas L.P.'s ability to make payments to Ferrellgas Partners for purposes of funding quarterly common unit distributions as discussed above.

Consolidated interest coverage ratio

On April 28, 2017, the minimum consolidated interest coverage ratio was modified as follows:

	Minimum consolidated interest coverage ratio	Minimum consolidated interest coverage ratio
Date	(prior to sixth amendment)	(after sixth amendment)
April 30, 2017	2.50	1.75
July 31, 2017	2.50	1.75
October 31, 2017	2.50	1.75
January 31, 2018	2.50	1.75
April 30, 2018	2.50	1.75
July 31, 2018 & thereafter	2.50	2.50

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas' secured credit facility and accounts receivable securitization facility. Ferrellgas L.P.'s consolidated interest coverage ratio was 2.29x at April 30, 2017; the margin allows for approximately $35.2 million of additional interest expense or approximately $61.5 million less EBITDA.

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

If Ferrellgas, L.P. is unsuccessful with its strategy to reduce debt and interest expense, it may be unsuccessful in renegotiating its secured credit facility, which matures in October 2018. If Ferrellgas, L.P. were to be unsuccessful in renegotiating its secured credit facility and unable to secure alternative liquidity sources, it may not have the liquidity to fund its operations after that maturity date.

Failure to renew or replace liquidity available under the secured credit facility could have a material effect on Ferrellgas, L.P.'s operating capacity and cash flows and could further restrict Ferrellgas, L.P.'s ability to incur debt, pay interest on the notes or to make cash distributions to its limited and general partners, which could result in an event of default that would permit the acceleration of all of Ferrellgas, L.P.'s indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of Ferrellgas, L.P.'s debt is accelerated, Ferrellgas, L.P.'s assets may be insufficient to repay such debt in full and Ferrellgas, L.P. may be unable to borrow sufficient funds to refinance debt, in which case the limited and general partners could experience a partial or total loss of their investment.

Secured credit facility

During January 2017, Ferrellgas, L.P. received cash contributions of $165.9 million and $1.7 million from Ferrellgas Partners and the general partner, respectively, which were used to reduce borrowings under the secured credit facility.

As of April 30, 2017, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $213.6 million, of which $38.4 million was classified as short-term debt. Ferrellgas, L.P. had $237.9 million of capacity under the secured credit facility as of April 30, 2017. As of July 31, 2016, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt. Ferrellgas, L.P. had $219.3 million of capacity under our secured credit facility as of July 31, 2016. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to $8.1 million as of July 31, 2016. Borrowings outstanding at April 30, 2017 and July 31, 2016 under the secured credit facility had weighted average interest rates of 5.5% and 3.7%, respectively.

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

Letters of credit outstanding at April 30, 2017 totaled $123.5 million and were used to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used to secure insurance arrangements and, to a lesser extent, product purchases. At April 30, 2017, Ferrellgas, L.P. had remaining letter of credit capacity of $76.5 million. At July 31, 2016 Ferrellgas, L.P. had remaining letter of credit capacity of $113.7 million.

G.  Partners’ deficit

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
Ferrellgas Partners	$9,813	$50,733	$93,620	$208,035
General partner	100	518	793	2,123
	$9,913	$51,251	$94,413	$210,158

On May 24, 2017, Ferrellgas, L.P. declared distributions for the three months ended April 30, 2017 to Ferrellgas Partners and the general partner of $25.2 million and $0.3 million, respectively, which are expected to be paid on June 14, 2017.

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

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the nine months ended April 30, 2017 and 2016.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the nine months ended April 30, 2016, the general partner made non-cash contributions of $0.3 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2017 and July 31, 2016:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$677	$—	$677
Commodity derivatives	$—	$10,879	$—	$10,879
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(1,279)	$—	$(1,279)
Commodity derivatives	$—	$(2,397)	$—	$(2,397)

July 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$5,830	$—	$5,830
Commodity derivatives	$—	$8,241	$—	$8,241
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,553)	$—	$(3,553)
Commodity derivatives	$—	$(17,689)	$—	$(17,689)

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

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the Jamex note receivable, a financial instrument classified in "Other assets, net" on the consolidated balance sheet, is approximately $40.6 million, or $4.5 million less than its carrying amount as of April 30, 2017. The estimated fair value of the Jamex note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At April 30, 2017 and July 31, 2016, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,602.8 million and $1,736.2 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activities

During the nine months ended April 30, 2017 and 2016, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of April 30, 2017 and July 31, 2016:

	April 30, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$6,188	Other current liabilities	$431
Commodity derivatives-propane	Other assets, net	2,226	Other liabilities	403
Interest rate swap agreements	Prepaid expenses and other current assets	677	Other current liabilities	781
Interest rate swap agreements	Other assets, net	—	Other liabilities	498
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	758
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,465	Other current liabilities	805
	Total	$11,556	Total	$3,676

	July 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$2,263	Other current liabilities	$10,184
Commodity derivatives	Other assets, net	3,056	Other liabilities	1,597
Interest rate swap agreements	Prepaid expenses and other current assets	1,654	Other current liabilities	2,309
Interest rate swap agreements	Other assets, net	4,176	Other liabilities	1,244
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,996
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,922	Other current liabilities	1,912
	Total	$14,071	Total	$21,242

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2017 and July 31, 2016, respectively:

	April 30, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$1,415	Other current liabilities	$3,925
	Other assets, net	602	Other liabilities	1,499
		$2,017		$5,424

	July 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$8,252	Other current liabilities	$—
	Other assets, net	1,275	Other liabilities	—
		$9,527		$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three and nine months ended April 30, 2017 and 2016 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2017	2016	2017	2016
Interest rate swap agreements	Interest expense	$323	$433	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2017	2016	2017	2016
Interest rate swap agreements	Interest expense	$1,071	$1,477	$(6,825)	$(6,825)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2017 and 2016 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(6,642)	Cost of sales-propane and other gas liquids sales	$2,411	$—
Interest rate swap agreements	146	Interest expense	(478)	—
	$(6,496)		$1,933	$—

	For the three months ended April 30, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$14,998	Cost of sales-propane and other gas liquids sales	$(5,467)	$—
Interest rate swap agreements	(317)	Interest expense	(671)	—
	$14,681		$(6,138)	$—

	For the nine months ended April 30, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$12,930	Cost of sales-propane and other gas liquids sales	$(1,112)	$—
Interest rate swap agreements	974	Interest expense	(1,707)	—
	$13,904		$(2,819)	$—

	For the nine months ended April 30, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$5,823	Cost of sales-propane and other gas liquids sales	$(20,729)	$—
Interest rate swap agreements	(2,262)	Interest expense	(2,202)	—
	$3,561		$(22,931)	$—

The following tables provide a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of operations for the three and nine months ended April 30, 2017 and 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended April 30, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$1,464	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(393)	Operating expense

	For the three months ended April 30, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$487	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$955	Operating expense

	For the nine months ended April 30, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(784)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,123	Operating expense

	For the nine months ended April 30, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(3,532)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(3,779)	Operating expense

The changes in derivatives included in AOCI for the nine months ended April 30, 2017 and 2016 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2017	2016
Beginning balance	$(9,815)	$(38,906)
Change in value of risk management commodity derivatives	12,930	5,823
Reclassification of gains and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	1,112	20,729
Change in value of risk management interest rate derivatives	974	(2,262)
Reclassification of gains and losses on interest rate hedges to interest expense	1,707	2,202
Ending balance	$6,908	$(12,414)

Ferrellgas, L.P. expects to reclassify net gains related to the risk management commodity derivatives of approximately $5.8 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2017 and 2016, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2017, Ferrellgas, L.P. had financial derivative contracts covering 2.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of April 30, 2017, Ferrellgas, L.P. had financial derivative contracts covering 36 thousand barrels of diesel and 7 thousand barrels of unleaded gasoline related to fuel hedges in transportation of propane.

As of April 30, 2017, Ferrellgas, L.P. financial derivative contracts covering 0.4 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2017, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is $7.8 million.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. As of April 30, 2017, a downgrade in Ferrellgas, L.P.'s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on April 30, 2017 and Ferrellgas, L.P. had posted no collateral in the normal course of business related to such derivatives.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016
Operating expense	$53,747	$59,907	$170,953	$174,943

General and administrative expense	$6,913	$7,957	$23,713	$22,297

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

Ferrellgas, L.P. has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits allege that Ferrellgas, L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs have filed an appeal, which is pending. Ferrellgas, L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  Plaintiffs have agreed to dismiss these claims in exchange for a waiver of costs.

Ferrellgas, L.P. has been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas, L.P. and several current and former officers and directors as defendants. Ferrellgas, L.P. believes that it has defenses and will vigorously defend these cases. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative action.

On October 21, 2016, Julio E. Rios II, an Executive Vice President of the general partner and the President and Chief Executive Officer of Bridger Logistics, LLC, and Jeremy H. Gamboa, also an Executive Vice President of the general partner and the Chief Operating Officer of Bridger Logistics, LLC, both delivered notice of "good reason" for resignation to the general partner pursuant to their employment agreements alleging that the general partner had materially diminished their responsibilities and stating their intention to resign as a result if such purported material diminution was not cured within 30 days.

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements. Each has indicated that they intend to make a claim for severance which will be resolved in arbitration. The general partner denies that Mr. Rios and Mr. Gamboa had "good reason" to resign and believes that it has other defenses to their claims for severance. Ferrellgas, L.P. does not believe a loss is probable or reasonably estimable at this time related to this matter.

Ferrellgas, L.P. and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania. Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas, L.P. transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger, and that Bridger therefore should be responsible for the amounted owed pursuant to the arbitration. Ferrellgas, L.P. has very little information on the confidential arbitration between JTS and Eddystone but believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas, L.P. believes that the amount of such damage claims, if ultimately owed to Eddystone, likely would be material to Ferrellgas, L.P. Ferrellgas, L.P. intends to vigorously defend this claim. The lawsuit is in its very early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

L.    Segment reporting

Ferrellgas, L.P. has two primary operations: propane operations and related equipment sales and midstream operations. These two operations result in two reportable operating segments: propane operations and related equipment sales and midstream operations.

Prior to the three months ended April 30, 2017, the results of the Water solutions business were included in Corporate and other. As a result of a change in the way management is evaluating results and allocating resources, results of the Water solutions business are now included in the Midstream operations segment for all periods presented.

Following is a summary of segment information for the three and nine months ended April 30, 2017 and 2016:

	Three months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$411,433	$126,676	$—	$538,109
Direct costs (1)	324,442	127,223	9,545	461,210
Adjusted EBITDA	$86,991	$(547)	$(9,545)	$76,899

	Three months ended April 30, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$404,048	$105,424	$—	$509,472
Direct costs (1)	307,708	82,094	11,584	401,386
Adjusted EBITDA	$96,340	$23,330	$(11,584)	$108,086

	Nine months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$1,165,394	$331,507	$—	$1,496,901
Direct costs (1)	931,631	323,714	30,607	1,285,952
Adjusted EBITDA	$233,763	$7,793	$(30,607)	$210,949

	Nine months ended April 30, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$1,142,429	$487,427	$—	$1,629,856
Direct costs (1)	888,380	411,973	33,791	1,334,144
Adjusted EBITDA	$254,049	$75,454	$(33,791)	$295,712

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

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net earnings (loss):

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Net earnings (loss)	$15,395	$23,049	$18,555	$8,700
Income tax expense (benefit)	(197)	1,260	(200)	1,441
Interest expense	31,270	30,340	95,416	90,799
Depreciation and amortization expense	25,737	38,352	77,546	112,698
EBITDA	72,205	93,001	191,317	213,638
Non-cash employee stock ownership plan compensation charge	4,697	9,978	11,396	18,375
Non-cash stock-based compensation charge	—	1,091	3,298	6,757
Asset impairments	—	—	—	29,316
Loss on asset sales and disposal	2,393	5,779	8,861	23,220
Other (income) expense, net	(162)	(331)	(1,433)	89
Change in fair value of contingent consideration	—	—	—	(100)
Severance costs	—	469	1,959	1,325
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(2,234)	(1,915)	(4,449)	2,993
Acquisition and transition expenses	—	14	—	99
Adjusted EBITDA	$76,899	$108,086	$210,949	$295,712

Following are total assets by segment:

Assets	April 30, 2017	July 31, 2016
Propane operations and related equipment sales	$1,233,364	$1,202,214
Midstream operations	428,812	444,126
Corporate and unallocated	16,739	36,873
Total consolidated assets	$1,678,915	$1,683,213

Following are capital expenditures by segment:

	Nine months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$8,533	$241	$1,905	$10,679
Growth	21,246	—	—	21,246
Total	$29,779	$241	$1,905	$31,925

	Nine months ended April 30, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$12,705	$32	$991	$13,728
Growth	28,461	62,868	—	91,329
Total	$41,166	$62,900	$991	$105,057

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of April 30, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,943	$1	$222	$—	$—	$9,166
Accounts and notes receivable	(18,782)	—	87,986	139,325	—	208,529
Intercompany receivables	39,603	—	—	—	(39,603)	—
Inventories	72,024	—	20,733	—	—	92,757
Prepaid expenses and other current assets	21,689	—	8,858	2	—	30,549
Total current assets	123,477	1	117,799	139,327	(39,603)	341,001

Property, plant and equipment, net	546,063	—	197,445	—	—	743,508
Goodwill	246,098	—	10,005	—	—	256,103
Intangible assets, net	132,547	—	126,739	—	—	259,286
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	(973)	—	—	—	973	—
Other assets, net	32,914	—	45,458	645	—	79,017
Total assets	$1,530,126	$1	$497,446	$139,972	$(488,630)	$1,678,915

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$40,752	$—	$45,894	$—	$—	$86,646
Short-term borrowings	38,389	—	—	—	—	38,389
Collateralized note payable	—	—	—	91,000	—	91,000
Intercompany payables	—	—	39,411	192	(39,603)	—
Other current liabilities	132,900	—	6,203	360	—	139,463
Total current liabilities	212,041	—	91,508	91,552	(39,603)	355,498

Long-term debt	1,637,554	—	451,048	—	(450,000)	1,638,602
Other liabilities	26,745	—	4,059	225	—	31,029
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(352,377)	1	(48,522)	47,870	651	(352,377)
Accumulated other comprehensive income (loss)	6,163	—	(647)	325	322	6,163
Total partners' capital (deficit)	(346,214)	1	(49,169)	48,195	973	(346,214)
Total liabilities and partners' capital (deficit)	$1,530,126	$1	$497,446	$139,972	$(488,630)	$1,678,915

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended April 30, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$369,437	$—	$—	$—	$—	$369,437
Midstream operations	—	—	126,676	—	—	126,676
Other	17,850	—	24,146	—	—	41,996
Total revenues	387,287	—	150,822	—	—	538,109

Costs and expenses:
Cost of sales - propane and other gas liquids sales	197,487	—	—	—	—	197,487
Cost of sales - midstream operations	—	—	118,767	—	—	118,767
Cost of sales - other	1,992	—	18,818	—	—	20,810
Operating expense	96,264	—	8,594	1,315	(1,400)	104,773
Depreciation and amortization expense	18,261	—	7,418	58	—	25,737
General and administrative expense	8,930	—	939	—	—	9,869
Equipment lease expense	7,108	—	162	—	—	7,270
Non-cash employee stock ownership plan compensation charge	4,697	—	—	—	—	4,697
Loss on asset sales and disposal	2,146	—	247	—	—	2,393

Operating income (loss)	50,402	—	(4,123)	(1,373)	1,400	46,306

Interest expense	(19,452)	—	(11,019)	(799)	—	(31,270)
Other income (expense), net	(157)	—	319	1,400	(1,400)	162

Earnings (loss) before income taxes	30,793	—	(14,823)	(772)	—	15,198

Income tax (benefit) expense	97	—	(294)	—	—	(197)
Equity in earnings (loss) of subsidiary	(15,301)	—	—	—	15,301	—

Net earnings (loss)	15,395	—	(14,529)	(772)	15,301	15,395

Other comprehensive loss	(8,429)	—	—	—	—	(8,429)

Comprehensive income (loss)	$6,966	$—	$(14,529)	$(772)	$15,301	$6,966

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended April 30, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$338,929	$—	$—	$—	$—	$338,929
Midstream operations	—	—	105,424	—	—	105,424
Other	19,739	—	45,380	—	—	65,119
Total revenues	358,668	—	150,804	—	—	509,472

Costs and expenses:
Cost of sales - propane and other gas liquids sales	152,261	—	—	—	—	152,261
Cost of sales - midstream operations	—	—	71,852	—	—	71,852
Cost of sales - other	2,009	—	39,194	—	—	41,203
Operating expense	100,998	—	13,999	1,376	(1,102)	115,271
Depreciation and amortization expense	18,247	—	19,918	187	—	38,352
General and administrative expense	11,884	—	1,330	—	—	13,214
Equipment lease expense	7,127	—	117	—	—	7,244
Non-cash employee stock ownership plan compensation charge	9,978	—	—	—	—	9,978
Loss on asset sales and disposal	1,775	—	4,004	—	—	5,779

Operating income (loss)	54,389	—	390	(1,563)	1,102	54,318

Interest expense	(19,316)	—	(10,499)	(536)	11	(30,340)
Other income (expense), net	331	—	—	1,113	(1,113)	331

Earnings (loss) before income taxes	35,404	—	(10,109)	(986)	—	24,309

Income tax expense	395	—	865	—	—	1,260
Equity in earnings (loss) of subsidiary	(11,960)	—	—	—	11,960	—

Net earnings (loss)	23,049	—	(10,974)	(986)	11,960	23,049

Other comprehensive income	20,819	—	—	—	—	20,819

Comprehensive income (loss)	$43,868	$—	$(10,974)	$(986)	$11,960	$43,868

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the nine months ended April 30, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,049,211	$—	$—	$—	$—	$1,049,211
Midstream operations	—	—	331,507	—	—	331,507
Other	56,785	—	59,398	—	—	116,183
Total revenues	1,105,996	—	390,905	—	—	1,496,901

Costs and expenses:
Cost of sales - propane and other gas liquids sales	551,728	—	—	—	—	551,728
Cost of sales - midstream operations	—	—	300,433	—	—	300,433
Cost of sales - other	6,993	—	46,220	—	—	53,213
Operating expense	297,905	—	28,482	(251)	(3,201)	322,935
Depreciation and amortization expense	54,552	—	22,817	177	—	77,546
General and administrative expense	32,886	5	3,525	—	—	36,416
Equipment lease expense	21,585	—	450	—	—	22,035
Non-cash employee stock ownership plan compensation charge	11,396	—	—	—	—	11,396
Loss on asset sales and disposal	3,666	—	5,195	—	—	8,861

Operating income (loss)	125,285	(5)	(16,217)	74	3,201	112,338

Interest expense	(60,893)	—	(32,694)	(1,826)	(3)	(95,416)
Other income (expense), net	100	—	1,333	3,198	(3,198)	1,433

Earnings (loss) before income taxes	64,492	(5)	(47,578)	1,446	—	18,355

Income tax (benefit) expense	171	—	(371)	—	—	(200)
Equity in earnings (loss) of subsidiary	(45,766)	—	—	—	45,766	—

Net earnings (loss)	18,555	(5)	(47,207)	1,446	45,766	18,555

Other comprehensive income	16,723	—	—	—	—	16,723

Comprehensive income (loss)	$35,278	$(5)	$(47,207)	$1,446	$45,766	$35,278

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the nine months ended April 30, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$961,086	$—	$—	$—	$—	$961,086
Midstream operations	—	—	487,427	—	—	487,427
Other	58,687	—	122,656	—	—	181,343
Total revenues	1,019,773	—	610,083	—	—	1,629,856

Costs and expenses:
Cost of sales - propane and other gas liquids sales	448,841	—	—	—	—	448,841
Cost of sales - midstream operations	—	—	373,899	—	—	373,899
Cost of sales - other	6,804	—	104,621	—	—	111,425
Operating expense	299,660	—	46,380	3,981	(2,554)	347,467
Depreciation and amortization expense	55,602	—	56,909	187	—	112,698
General and administrative expense	37,619	3	4,410	—	—	42,032
Equipment lease expense	21,170	—	384	—	—	21,554
Non-cash employee stock ownership plan compensation charge	18,375	—	—	—	—	18,375
Asset impairments	—	—	29,316	—	—	29,316
Loss on asset sales and disposal	5,420	—	17,800	—	—	23,220

Operating income (loss)	126,282	(3)	(23,636)	(4,168)	2,554	101,029

Interest expense	(57,467)	—	(31,819)	(1,669)	156	(90,799)
Other income (expense), net	(89)	—	—	2,710	(2,710)	(89)

Earnings (loss) before income taxes	68,726	(3)	(55,455)	(3,127)	—	10,141

Income tax expense	673	—	768	—	—	1,441
Equity in earnings (loss) of subsidiary	(59,353)	—	—	—	59,353	—

Net earnings (loss)	8,700	(3)	(56,223)	(3,127)	59,353	8,700

Other comprehensive income	26,492	—	—	—	—	26,492

Comprehensive income (loss)	$35,192	$(3)	$(56,223)	$(3,127)	$59,353	$35,192

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended April 30, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$186,530	$(5)	$(73,168)	$38,042	$(27,000)	$124,399

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,539)	—	—	—	—	(3,539)
Capital expenditures	(35,116)	—	(296)	—	—	(35,412)
Proceeds from sale of assets	4,721	—	—	—	—	4,721
Cash collected for purchase of interest in accounts receivable	—	—	—	803,109	(803,109)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(830,109)	830,109	—
Net changes in advances with consolidated entities	(35,476)	—	—	244	35,232	—
Other	(37)	—	—	—	—	(37)
Net cash used in investing activities	(69,447)	—	(296)	(26,756)	62,232	(34,267)

Cash flows from financing activities:
Distributions	(94,413)	—	—	—	—	(94,413)
Contributions from Partners	167,640	—	—	—	—	167,640
Proceeds from increase in long-term debt	52,354	—	—	—	—	52,354
Reductions in long-term debt	(173,471)	—	—	—	—	(173,471)
Net reductions in short-term borrowings	(62,902)	—	—	—	—	(62,902)
Net additions to collateralized short-term borrowings	—	—	—	27,000	—	27,000
Net changes in advances with parent	—	5	73,269	(38,042)	(35,232)	—
Cash paid for financing costs	(1,820)	—	—	(244)	—	(2,064)
Net cash provided by (used in) financing activities	(112,612)	5	73,269	(11,286)	(35,232)	(85,856)

Increase (decrease) in cash and cash equivalents	4,471	—	(195)	—	—	4,276
Cash and cash equivalents - beginning of period	4,472	1	417	—	—	4,890
Cash and cash equivalents - end of period	$8,943	$1	$222	$—	$—	$9,166

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended April 30, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$193,703	$(3)	$57,450	$(13,656)	$(7,000)	$230,494

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,894)	—	—	—	—	(13,894)
Capital expenditures	(44,330)	—	(64,057)	—	—	(108,387)
Proceeds from sale of assets	11,862	—	—	—	—	11,862
Cash collected for purchase of interest in accounts receivable	—	—	—	763,604	(763,604)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(770,604)	770,604	—
Net changes in advances with consolidated entities	(20,740)	—	—	—	20,740	—
Other	(499)	—	—	—	—	(499)
Net cash used in investing activities	(67,601)	—	(64,057)	(7,000)	27,740	(110,918)

Cash flows from financing activities:
Distributions	(210,158)	—	—	—	—	(210,158)
Contributions from Partners	30	—	—	—	—	30
Proceeds from increase in long-term debt	159,814	—	—	—	—	159,814
Reductions in long-term debt	(8,739)	—	—	—	—	(8,739)
Net reductions in short-term borrowings	(66,248)	—	—	—	—	(66,248)
Net additions to collateralized short-term borrowings	—	—	—	7,000	—	7,000
Net changes in advances with parent	—	3	7,079	13,658	(20,740)	—
Cash paid for financing costs	(640)	—	—	—	—	(640)
Net cash provided by (used in) financing activities	(125,941)	3	7,079	20,658	(20,740)	(118,941)

Effect of exchange rate changes on cash	2	—	—	(2)	—	—

Increase in cash and cash equivalents	163	—	472	—	—	635
Cash and cash equivalents - beginning of period	5,579	1	20	—	—	5,600
Cash and cash equivalents - end of period	$5,742	$1	$492	$—	$—	$6,235

N.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas L.P.'s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	April 30, 2017	July 31, 2016
ASSETS
Cash	$1,100	$1,100
Other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	65,495	61,820
Accumulated deficit	(65,395)	(60,220)
Total stockholder's equity	$1,100	$2,600
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2017	2016	2017	2016

General and administrative expense	$225	$225	$5,175	$3,316

Net loss	$(225)	$(225)	$(5,175)	$(3,316)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,175)	$(3,316)
Changes in operating assets and liabilities:
Other current assets	1,500	—
Cash used in operating activities	(3,675)	(3,316)

Cash flows from financing activities:
Capital contribution	3,675	3,316
Cash provided by financing activities	3,675	3,316

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	we are highly leveraged;

•	we may be in violation of certain financial covenants within our Note Indentures, secured credit facility and accounts receivable securitization facility;

•	the effect of weather conditions on the demand for propane;

•	the prices of wholesale propane, motor fuel and crude oil;

•	disruptions to the supply of propane;

•	competition from other industry participants and other energy sources;

•	energy efficiency and technology advances;

•	the termination or non-renewal of certain arrangements or agreements;

•	adverse changes in our relationships with our national propane customers;

•	significant delays in the collection of, or uncollectibility of, accounts or notes receivable;

•	changes in demand for, and production of, hydrocarbon products;

•	capacity overbuild of midstream energy infrastructure in our midstream operational areas;

•	disruptions to railroad operations on the railroads we use;

•	increased trucking and rail regulations;

•	cost increases that exceed contractual rate increases for our logistics services;

•	inherent operating and litigation risks in gathering, transporting, handling and storing propane and crude oil;

•	our inability to complete acquisitions or to successfully integrate acquired operations;

•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;

•	economic and political instability, particularly in areas of the world tied to the energy industry; and

•	disruptions in the capital and credit markets.

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7%, which decreased to 2.8% as a result of Ferrellgas reducing its quarterly distribution rate to $0.10, and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first quarterly interest payment of approximately $0.9 million was received in December 2016 and the first quarterly principal payment of approximately $2.5 million was received in March 2017. The maturity date of the Jamex Secured Promissory Note is December 17, 2021, and Jamex may prepay the Secured Promissory Note in whole or in part at any time.

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

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, actively traded marketable securities and cash, which are held in a controlled account that can be seized by us in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $45.0 million note receivable as of April 30, 2017.

During the year ended July 31, 2016, approximately 60% and 80% of Bridger's gross margin and EBITDA, respectively, was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and since that time Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, we determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we negotiated a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger has been unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it is unlikely that Bridger will continue to make any deliveries under the existing agreement. Consequently, Ferrellgas does not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's former largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate continued to significantly impact our trucking and rail operations during the nine months ended April 30, 2017, a trend we anticipate will continue in fiscal 2017 and beyond.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability and the ability of specified subsidiaries to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Our general partner believes that the most restrictive of these covenants are the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners, and the consolidated leverage ratio and the consolidated interest coverage ratio, as defined in our secured credit facility and our accounts receivable securitization facility.

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the covenants under the secured credit facility and accounts receivable securitization facility and in compliance with the covenants under the operating partnership's indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders. If Ferrellgas Partners does not make interest payments on its unsecured notes, that would constitute an event of default which would permit the acceleration of the indenture. The accelerated indenture would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If the payment of Ferrellgas' debt is accelerated, Ferrellgas may be unable to borrow sufficient funds to refinance debt in which case unitholders could experience a partial or total loss of their investment.

Before a restricted payment (as defined in the Ferrellgas Partners indenture) can be made by Ferrellgas Partners, Ferrellgas Partners must be in compliance with the covenant under the Ferrellgas Partners indenture. If Ferrellgas Partners is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders.

A breach of the financial covenants under the secured credit facility and the accounts receivable securitization facility will also result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and give the lenders and receivables purchasers the right to accelerate the operating partnership’s obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

Consolidated leverage ratio

Our consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA (both as adjusted for certain, specified items) of the operating partnership, as detailed in our secured credit facility and our accounts receivable securitization facility. During fiscal 2016 our secured credit facility and our accounts receivable securitization facility required the operating partnership to maintain a consolidated leverage ratio of no more than 5.5x as of each fiscal quarter end. Our consolidated leverage ratio was 5.48x as of July 31, 2016, which would have permitted approximately $8.1 million of additional borrowing capacity or approximately $1.5 million less EBITDA as of the fiscal year end. The narrow margin in this covenant was due primarily to several factors including higher debt caused by: (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million purchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Bridger's growth capital expenditures of approximately $52.4 million; and lower EBITDA caused by: (1) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (2) the decline in our water solutions business. As a result of these factors, and the Jamex settlement discussed above, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility to modify our maximum consolidated leverage ratio covenant.

During the quarter ended January 31, 2017, our results of operations were negatively impacted by sustained temperatures that were 14% warmer than normal throughout our operating areas. In order to avoid a violation of both the fifth amendment to our secured credit facility and the fourth amendment to our accounts receivable credit facility, Ferrellgas Partners sold in a private placement offering $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, at 96% of par. Net proceeds from the offering of approximately $165.9 million were contributed to the operating partnership, which used the net proceeds to repay borrowings under our secured credit facility.

As a result of the factors discussed above and the continued significantly warmer than normal temperatures during the quarter ended April 30, 2017, which were 19.5% warmer than normal throughout our operating area, on April 28, 2017, we entered into a sixth amendment to our secured credit facility and a fifth amendment to our accounts receivable facility to modify our maximum consolidated leverage ratio covenant and our consolidated interest ratio covenant. The amendment to our secured credit facility also (1) reduces the amounts available to be borrowed from $700 million to $575 million, (2) increases the pricing of loans when our leverage ratio is greater than or equal to 6.00x from LIBOR plus 3.50% to LIBOR plus 3.75% and when our leverage ratio is greater than or equal to 7.00x from LIBOR plus 3.50% to LIBOR plus 4.00%, (3) limits the amount of distributions (other than distributions to Ferrellgas Partners for payments of interest payable on its unsecured notes) that the operating partnership may make to Ferrellgas Partners to $10 million per quarter (Ferrellgas Partners' current distribution rate is $9.8 million per quarter) until the leverage ratio is less than 5.50x, (4) reduces the amount of investments we can make when our leverage ratio is greater than 5.50x from $200 million to $50 million, and (5) requires us to reduce our secured credit facility with 50% of the net cash proceeds received from any equity sale.

On April 28, 2017, the maximum consolidated leverage covenant was modified as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
April 30, 2017	5.95	7.75
July 31, 2017	6.05	7.75
October 31, 2017	5.95	7.75
January 31, 2018	5.95	7.75
April 30, 2018	5.50	7.75
July 31, 2018 & thereafter	5.50	5.50

Our consolidated leverage ratio was 6.45x as of April 30, 2017; the margin allows for approximately $340.2 million of additional borrowing capacity or approximately $43.9 million less EBITDA. This covenant also restricts the operating partnership's ability to make payments to Ferrellgas Partners for purposes of funding quarterly common unit distributions as discussed above.

Consolidated interest coverage ratio

On April 28, 2017, the minimum consolidated interest coverage ratio was modified as follows:

	Minimum consolidated interest coverage ratio	Minimum consolidated interest coverage ratio
Date	(prior to amendments)	(after amendments)
April 30, 2017	2.50	1.75
July 31, 2017	2.50	1.75
October 31, 2017	2.50	1.75
January 31, 2018	2.50	1.75
April 30, 2018	2.50	1.75
July 31, 2018 & thereafter	2.50	2.50

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in our secured credit facility and accounts receivable securitization facility. Our consolidated interest ratio was 2.29x as of April 30, 2017; the margin allows for approximately $35.2 million of additional interest expense or approximately $61.5 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. As of April 30, 2017, the ratio was 1.77x; the margin allows for approximately $1.5 million of additional interest expense or approximately $2.7 million less EBITDA. If this ratio were to drop below 1.75x, these indentures allow us to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio.

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

If we are unsuccessful with our strategy to reduce debt and interest expense, we may be unsuccessful in renegotiating our secured credit facility, which matures in October 2018. If we were to be unsuccessful in renegotiating our secured credit facility and unable to secure alternative liquidity sources, we may not have the liquidity to fund our operations after that maturity date.

Failure to renew or replace liquidity available under the secured credit facility could have a material effect on our operating capacity and cash flows and could further restrict our ability to incur debt, pay interest on the notes or to make cash distributions to unitholders, which could result in an event of default that would permit the acceleration of all of our indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full and we may be unable to borrow sufficient funds to refinance debt, in which case the unitholders could experience a partial or total loss of their investment.

Distributions

On May 24, 2017 the board of directors of our general partner announced a quarterly distribution of $0.10, payable on June 14, 2017, to all unitholders of record as of June 7, 2017, which equates to an annual distribution rate of $0.40. On March 10, 2017, and on December 15, 2016, we also paid a quarterly distributions of $0.10.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on Adjusted EBITDA. We do not utilize depreciation, depletion and amortization expense in our key measures, because we focus our performance management on cash flow generation and our assets have long useful lives.

Segment disclosure

Propane operations and related equipment sales

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

Weather conditions have a significant impact on demand for propane for heating purposes primarily during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability. Weather in the more highly concentrated geographic areas we serve for the nine months ended April 30, 2017 was approximately 18% warmer than normal, and 1% colder than the nine months ended April 30, 2016.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2017 and 2018 sales commitments and, as of April 30, 2017, have experienced net mark to market gains of approximately $7.6 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities”, "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative propane purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2017, we estimate 65% of currently open financial derivative propane purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Midstream Operations

Our midstream operations include crude oil logistics ("Bridger Logistics") and water solutions operations ("Bridger Environmental"). Prior to the three months ended April 30, 2017, the results of the Water solutions business were included in Corporate and other. As a result of a change in the way management is evaluating results and allocating resources, results of the Water solutions business are now included in the Midstream operations segment for all periods presented. Bridger Logistics primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger Logistics services include transportation through its operation of a fleet of trucks, tank trailers, railcars, pipeline injection terminals, and a barge. We primarily operate in major oil and gas basins across the continental United States. Our crude oil logistics operations also enters into crude oil purchase and sales arrangements. We manage our exposure to price fluctuations by using back-to-back contracts and financial hedging positions. Bridger Environmental generates revenues from treatment and disposal of salt water generated from crude oil production operations at its salt water disposal wells and from the sale of recovered crude oil from the skimming oil process.

During the year ended July 31, 2016, approximately 60% and 80% of Bridger Logistic's gross margin and EBITDA, respectively, was generated from its largest customer and Jamex. However, due to the September 1, 2016 termination of the Jamex TLA, we do not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger Logistic's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate continued to significantly impact our trucking and rail operations during the nine months ended April 30, 2017, a trend we anticipate will continue in fiscal 2017 and beyond.

Summary Discussion of Results of Operations:

For the three months ended April 30, 2017 and 2016

During the three months ended April 30, 2017, we generated net earnings attributable to Ferrellgas Partners L.P. of $6.5 million, compared to $18.7 million during the three months ended April 30, 2016.

Our propane operations and related equipment sales segment generated operating income of $67.1 million during the three months ended April 30, 2017, compared to $78.7 million during the three months ended April 30, 2016. Due to the seasonal nature of demand for propane, sales volumes of our propane operations and related equipment sales segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The primary reason for the decrease in operating income during the three months ended April 30, 2017 compared to the three months ended April 30, 2016 was decreased gross margin on propane and other gas liquid sales due to a change in customer mix, an overall increase in the wholesale cost of propane and a decrease in the sales of certain equipment and an increase in fuel costs, partially offset by a decrease in operating expenses related to decreased labor costs and general liability and workers compensation costs.

Our midstream operations segment generated operating losses of $5.7 million during the three months ended April 30, 2017 compared to $0.8 million of operating loss during the three months ended April 30, 2016. This decline is due to the impact of the termination of the Jamex TLA and decline in trucking and rail operations, as discussed above.

Corporate operations recognized an operating loss of $15.2 million during the three months ended April 30, 2017, compared to an operating loss of $23.7 million recognized during the three months ended April 30, 2016, primarily due to $5.3 million of decreased non-cash employee stock ownership plan compensation charges and a $2.0 million decrease in general and administrative expenses.

“Interest expense” for Ferrellgas increased $5.5 million primarily due to a higher interest rate on the new senior notes issued in January 2017 by Ferrellgas to refinance borrowings on the operating partnership's secured credit facility. "Interest expense" for the operating partnership increased $0.9 million due to increased borrowing rates on credit facility borrowings.

Distributable cash flow attributable to equity investors of $36.3 million in the current period decreased from $73.6 million in the prior period primarily due to a $23.9 million decrease in Adjusted EBITDA from our midstream operations segment resulting from the termination of the Jamex TLA and decline in trucking operations, as discussed above. A decrease in Adjusted EBITDA of $9.3 million in our propane operations and related equipment sales segment also contributed to this decrease in distributable cash flow attributable to equity investors.

Distributable cash flow excess increased to $25.9 million in the current period from $21.9 million in the prior period, primarily due to a $40.6 million decrease in distributions paid to common unitholders partially offset by a $23.9 million decrease in Adjusted EBITDA from our midstream operations segment, as discussed above, and a $9.3 million decrease in Adjusted EBITDA from our propane operations and related equipment sales segment.

For the nine months ended April 30, 2017 and 2016

During the nine months ended April 30, 2017, we generated net earnings attributable to Ferrellgas Partners L.P. of $1.6 million, compared to a net loss of $4.0 million during the nine months ended April 30, 2016.

Our propane operations and related equipment sales segment generated operating income of $179.0 million during the nine months ended April 30, 2017, compared to $190.2 million during the nine months ended April 30, 2016. Due to the seasonal nature of demand for propane, sales volumes of our propane operations and related equipment sales segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The primary reason for the decrease in operating income was due to decreased gross margin on propane and other gas liquid sales due to a change in customer mix, an overall increase in the wholesale cost of propane and a decrease in the sales of certain equipment, partially offset by a decrease in operating expenses related to general liability and workers compensation costs and vehicle fuel costs.

Our midstream operations segment generated operating losses of $17.7 million during the nine months ended April 30, 2017 compared to $27.6 million of operating loss during the nine months ended April 30, 2016. The prior year results from our water solutions operations include a $29.3 million asset impairment charge that was not repeated in the current fiscal period. Current year results from our water solutions operations include a loss on asset disposal of $5.0 million that was not incurred in the prior period. This decrease in operating losses was partially offset by the impact of the termination of the Jamex TLA and the decline in trucking and rail operations, as discussed above.

Corporate operations recognized an operating loss of $49.1 million during the nine months ended April 30, 2017, compared to an operating loss of $62.1 million recognized during the nine months ended April 30, 2016, primarily due to the $7.0 million of decreased non-cash employee stock ownership plan compensation charges, $3.5 million of non-cash stock based compensation charges and a $1.9 million decrease in general and administrative expenses.

“Interest expense” for Ferrellgas increased $9.2 million primarily due to a higher interest rate on the new senior notes issued in January 2017 by Ferrellgas to refinance a portion of the operating partnership's credit facility and due to increased borrowing rates on credit facility borrowings.

Distributable cash flow attributable to equity investors decreased to $99.0 million in the current period from $187.9 million in the prior period primarily due to a $67.7 million decrease in Adjusted EBITDA from our midstream operations segment resulting from the termination of the Jamex TLA and decline in trucking operations, as discussed above. A decrease in Adjusted EBITDA of $20.3 million in our propane operations and related equipment sales segment also contributed to this decrease in distributable cash flow attributable to equity investors.

Distributable cash flow excess decreased to $27.8 million in the current period from $32.2 million in the prior period, primarily due to a $67.7 million decrease in Adjusted EBITDA from our midstream operations segment, as discussed above, and a $20.3 million decrease in Adjusted EBITDA from our propane operations and related equipment sales segment, partially offset by a $82.7 million decrease in distributions paid to common unitholders.

Consolidated Results of Operations

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2017	2016	2017	2016
Total revenues	$538,109	$509,472	$1,496,901	$1,629,856

Total cost of sales	337,064	265,316	905,374	934,165

Operating expense	104,773	115,271	322,935	347,467
Depreciation and amortization expense	25,737	38,352	77,546	112,698
General and administrative expense	9,978	13,314	36,526	42,530
Equipment lease expense	7,270	7,244	22,035	21,554
Non-cash employment stock ownership plan compensation charge	4,697	9,978	11,396	18,375
Asset impairments	—	—	—	29,316
Loss on asset sales and disposal	2,393	5,779	8,861	23,220
Operating income	46,197	54,218	112,228	100,531
Interest expense	(39,860)	(34,371)	(112,107)	(102,889)
Other income (expense), net	162	331	1,433	(89)
Earnings (loss) before income taxes	6,499	20,178	1,554	(2,447)
Income tax expense (benefit)	(192)	1,260	(194)	1,446
Net earnings (loss)	6,691	18,918	1,748	(3,893)
Net earnings attributable to noncontrolling interest	155	233	187	88
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	6,536	18,685	1,561	(3,981)
Less: General partner's interest in net earnings (loss)	66	187	16	(40)
Common unitholders' interest in net earnings (loss)	$6,470	$18,498	$1,545	$(3,941)

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

The following table summarizes EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors and Distributable cash flow attributable to common unitholders for the three months ended April 30, 2017 and 2016, respectively:

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2017	2016	2017	2016
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$6,536	$18,685	$1,561	$(3,981)
Income tax expense (benefit)	(192)	1,260	(194)	1,446
Interest expense	39,860	34,371	112,107	102,889
Depreciation and amortization expense	25,737	38,352	77,546	112,698
EBITDA	71,941	92,668	191,020	213,052
Non-cash employee stock ownership plan compensation charge	4,697	9,978	11,396	18,375
Non-cash stock-based compensation charge	—	1,091	3,298	6,757
Asset impairments	—	—	—	29,316
Loss on asset sales and disposals	2,393	5,779	8,861	23,220
Other (income) expense, net	(162)	(331)	(1,433)	89
Change in fair value of contingent consideration	—	—	—	(100)
Severance costs	—	469	1,959	1,325
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(2,234)	(1,915)	(4,449)	2,993
Acquisition and transition expenses	—	14	—	99
Net earnings attributable to noncontrolling interest	155	233	187	88
Adjusted EBITDA	76,790	107,986	210,839	295,214
Net cash interest expense (a)	(37,140)	(32,849)	(105,470)	(99,256)
Maintenance capital expenditures (b)	(3,442)	(4,159)	(10,518)	(13,588)
Cash paid for taxes	(2)	(427)	(28)	(432)
Proceeds from asset sales	130	3,096	4,163	5,972
Distributable cash flow attributable to equity investors	36,336	73,647	98,986	187,910
Distributable cash flow attributable to general partner and non-controlling interest	727	1,473	1,980	3,758
Distributable cash flow attributable to common unitholders	35,609	72,174	97,006	184,152
Less: Distributions paid to common unitholders	9,715	50,267	69,221	151,933
Distributable cash flow excess (c)	$25,894	$21,907	$27,785	$32,219

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(c)
Distributable cash flow excess is retained to establish reserves for future distributions, reduce debt, fund capital expenditures and for other partnership purposes. Distributable cash flow shortages are funded from previously established reserves, cash on hand or borrowings under our secured credit facility or accounts receivable securitization facility.

Segment Operating Results for the three months ended April 30, 2017 and 2016

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

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)
Three months ended April 30,	2017	2016	Increase (Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	160,326	164,713	(4,387)	(3)%
Wholesale - Sales to Resellers	51,891	58,645	(6,754)	(12)%
	212,217	223,358	(11,141)	(5)%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$258,292	$236,361	$21,931	9%
Wholesale - Sales to Resellers	90,313	88,809	1,504	2%
Other Gas Sales (a)	20,832	13,759	7,073	51%
Other (b)	41,996	65,119	(23,123)	(36)%
Propane and related equipment revenues	$411,433	$404,048	$7,385	2%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$130,057	$141,421	$(11,364)	(8)%
Wholesale - Sales to Resellers (a)	41,893	45,247	(3,354)	(7)%
Other (b)	21,186	23,916	(2,730)	(11)%
Propane and related equipment gross margin	193,136	210,584	(17,448)	(8)%
Operating, general and administrative expense (d)	99,416	105,067	(5,651)	(5)%
Equipment lease expense	6,503	6,389	114	2%

Operating income	67,119	78,719	(11,600)	(15)%
Depreciation and amortization expense	17,953	18,634	(681)	(4)%
Loss on asset sales and disposals	2,146	1,775	371	21%
Severance costs	—	354	(354)	NM
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	(227)	(3,142)	2,915	NM
Adjusted EBITDA	$86,991	$96,340	$(9,349)	(10)%

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
(d) Operating, general, and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expenses include only certain items that were directly attributable to the propane operations and related equipment sales segment.

Propane sales volumes during the three months ended April 30, 2017 decreased 5% or 11.1 million gallons, from that of the prior year period due to 6.7 million and 4.4 million of decreased gallon sales to wholesale and retail customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the three months ended April 30, 2017 was approximately 20% warmer than normal and 3% warmer than the prior year period. We believe retail and wholesale customer sales volumes decreased due to the relatively warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended April 30, 2017 averaged 74% and 42% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.68 and $0.39 per gallon during the three months ended April 30, 2017 and 2016, respectively, while the wholesale market price at Conway, Kansas averaged $0.61 and $0.43 per gallon during the three months ended April 30, 2017 and 2016, respectively.

Revenues

Retail sales increased $21.9 million compared to the prior period. This increase resulted primarily from a $28.2 million increase in sales price per gallon, partially offset by $6.3 million from decreased sales volumes, as discussed above.

Wholesale sales increased $1.5 million compared to the prior period. This increase resulted primarily from an $8.3 million increase in sales price per gallon, offset by $6.8 million from decreased sales volumes, as discussed above.

Other gas sales increased $7.1 million compared to the prior year period primarily due to increased sales price per gallon.

Other revenues decreased $23.1 million compared to the prior year period, primarily due to decrease in the sales of certain equipment.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $14.7 million compared to the prior year period. This decrease resulted from a $10.2 million decrease in propane sales volumes, primarily the result of warmer weather and a $4.5 million decrease in gross margin per gallon, primarily the result of the change in customer mix and the overall increase in the wholesale cost of propane, both as discussed above.

Gross margin - Other

Gross margin decreased $2.7 million primarily due to a decrease in the sale of certain equipment.

Operating income

Operating income decreased $11.6 million primarily due to a $14.7 million decrease in "Gross margin - Propane and other gas liquids sales" and a $2.7 million decrease in "Gross margin - other" both as discussed above, partially offset by a $5.7 million decrease in "Operating, general and administrative expense." "Operating, general and administrative expense" decreased primarily due to a $3.8 million decrease in personnel costs related to the decrease in gallons sold as discussed above and a $2.9 million decrease in general liability and workers compensation costs.

Adjusted EBITDA

Adjusted EBITDA decreased $9.3 million primarily due to a $14.7 million decrease in "Gross margin - Propane and other gas liquids sales" as discussed above, a $2.7 million decrease in "Gross margin - other" as discussed above, partially offset by a $8.9 million decrease in "Operating, general and administrative expense." "Operating, general and administrative expense" decreased primarily due to a $3.4 million decrease in personnel costs related to the decrease in gallons sold as discussed above and a $2.9 million decrease in general liability and workers compensation costs.

Midstream operations

The following table summarizes the volume of product hauled and sold, as well as Adjusted EBITDA results of our midstream operations segment for the periods indicated:

(amounts in thousands)
Three months ended April 30,	2017	2016	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	$12,280	$16,215	$(3,935)	(24)%
Crude oil sold	2,110	1,810	300	17%
Salt water volume processed	4,635	4,024	611	15%

Revenues -
Crude oil logistics	$22,135	$50,580	$(28,445)	(56)%
Crude oil sales	100,957	51,416	49,541	96%
Other	3,584	3,428	156	5%
	$126,676	$105,424	$21,252	20%

Gross margin - (a)
Crude oil logistics	$1,676	$29,843	$(28,167)	(94)%
Crude oil sales	4,163	2,337	1,826	78%
Other	2,070	1,392	678	49%
	7,909	33,572	(25,663)	(76)%

Operating, general, and administrative expenses (b)	6,296	11,403	(5,107)	(45)%
Equipment lease expense	153	108	45	42%

Operating income (loss)	(5,704)	(763)	(4,941)	NM
Depreciation and amortization expense	6,917	18,820	(11,903)	(63)%
Loss on asset sales and disposals	247	4,004	(3,757)	NM
Severance costs	—	42	(42)	NM
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(2,007)	1,227	(3,234)	NM
Adjusted EBITDA	$(547)	$23,330	$(23,877)	(102)%

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

Crude oil hauled during the three months ended April 30, 2017 decreased 24%, or 3.9 million barrels, from that of the prior period primarily due to both the termination of the Jamex TLA as discussed above and the decline in truck transportation volumes.

Revenues

Crude oil sales revenues increased 96% or $49.5 million compared to the prior period. The increase in crude oil sales reflects an $40.7 million increase related to the change in the market price of crude oil and to a $8.8 million increase related to the increase in volume of crude oil sold. Crude oil logistics revenues decreased 56% or $28.4 million compared to the prior period, primarily due to the termination of the Jamex TLA as discussed above.

Gross margin

Gross margin decreased 76% or $25.7 million compared to the prior period, primarily due to the termination of the Jamex TLA as discussed above.

Operating income (loss)

We recorded an operating loss of $5.7 million during the three months ended April 30, 2017 as compared to operating loss of $0.8 million for the three months ended April 30, 2016. Operating loss increased due to a $25.7 million decrease in gross margin which resulted primarily from the termination of the Jamex TLA as discussed above, partially offset by an $11.9 million decrease in depreciation and amortization expense due to the impact of the asset impairment charge recognized during the fourth quarter of fiscal 2016. Operating, general and administrative expenses decreased $5.1 million primarily due to decreases in personnel expenses related to the termination of the Jamex TLA as discussed above. "Loss on asset sales and disposals" decreased $3.8 million due to sales of assets held for sale in the prior year.

Adjusted EBITDA

Adjusted EBITDA decreased $23.9 million primarily due to a $28.9 million decrease in gross margin, partially offset by the $5.1 million decrease in operating, general and administrative expenses, both as discussed above.

Corporate

The following table summarizes the financial results of our corporate operations for the periods indicated:

(amounts in thousands)
Three months ended April 30,	2017	2016	Increase (Decrease)

Operating, general and administrative expense (a)	$9,039	$12,115	$(3,076)	(25)%
Equipment lease expense	614	747	(133)	(18)%

Operating loss	(15,218)	(23,738)	8,520	36%
Depreciation and amortization expense	867	898	(31)	(3)%
Non-cash employee stock ownership plan compensation charge	4,697	9,978	(5,281)	(53)%
Non-cash stock based compensation charge	—	1,091	(1,091)	NM
Severance costs	—	73	(73)	NM
Acquisition and transition expenses	—	14	(14)	NM
Adjusted EBITDA	$(9,654)	$(11,684)	$2,030	17%

NM- Not Meaningful
(a) Some general and administrative expenses have been allocated to other segments.

Operating loss

Corporate recognized an operating loss of $15.2 million during the three months ended April 30, 2017, compared to an operating loss of $23.7 million recognized during the three months ended April 30, 2016. The decrease in operating loss is primarily due to $5.3 million of decreased non-cash employee stock ownership plan compensation charge, $1.1 million of decreased non-cash based compensation charges and a $1.0 million decrease in general and administrative personnel costs.

Adjusted EBITDA

The Adjusted EBITDA loss within "Corporate" decreased by $2.0 million primarily due to a decrease of $0.9 million in general and administrative personnel expenses.

Segment Operating Results for the nine months ended April 30, 2017 and 2016

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

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)
Nine months ended April 30,	2017	2016	Increase (Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	473,094	465,146	7,948	2%
Wholesale - Sales to Resellers	170,033	169,992	41	—%
	643,127	635,138	7,989	1%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$720,078	$661,669	$58,409	9%
Wholesale - Sales to Resellers	277,755	260,964	16,791	6%
Other Gas Sales (a)	51,378	38,453	12,925	34%
Other (b)	116,183	181,343	(65,160)	(36)%
Propane and related equipment revenues	$1,165,394	$1,142,429	$22,965	2%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$369,811	$384,491	$(14,680)	(4)%
Wholesale - Sales to Resellers (a)	127,672	127,754	(82)	—%
Other (b)	62,970	69,918	(6,948)	(10)%
Propane and related equipment gross margin	560,453	582,163	(21,710)	(4)%
Operating, general and administrative expense (d)	303,926	311,883	(7,957)	(3)%
Equipment lease expense	19,780	18,982	798	4%

Operating income	178,979	190,246	(11,267)	(6)%
Depreciation and amortization expense	54,103	55,632	(1,529)	(3)%
Loss on asset sales and disposals	3,666	5,420	(1,754)	(32)%
Severance costs	253	1,159	(906)	(78)%
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	(3,238)	1,592	(4,830)	NM
Adjusted EBITDA	$233,763	$254,049	$(20,286)	(8)%

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
(d) Operating, general, and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expenses include only certain items that were directly attributable to the propane operations and related equipment sales segment.

Propane sales volumes during the nine months ended April 30, 2017 increased 1% or 8.0 million gallons, from that of the prior year period due to increased gallon sales to retail customers.

Weather in the more highly concentrated geographic areas we serve for the nine months ended April 30, 2017 was approximately 18% warmer than normal and 1% cooler than that of the prior year period. We believe retail customer sales volumes increased due to the relatively cooler weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the nine months ended April 30, 2017 averaged 53% and 44% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.61 and $0.40 per gallon during the nine months ended April 30, 2017 and 2016, respectively, while the wholesale market price at Conway, Kansas averaged $0.56 and $0.39 per gallon during the nine months ended April 30, 2017 and 2016, respectively.

Revenues

Retail sales increased $58.4 million compared to the prior period. This increase resulted primarily from a $47.1 million increase in sales price per gallon and $11.3 million from increased sales volumes, as discussed above.

Wholesale sales increased $16.8 million compared to the prior period. This increase resulted primarily from a $19.6 million increase in sales price per gallon, as discussed above.

 Other gas sales increased $12.9 million compared to the prior year period primarily due to $17.4 million resulting from an increase in sales price per gallon, partially offset by $4.5 million of decreased sales volumes.

Other revenues decreased $65.2 million compared to the prior year period, primarily due to decrease in the sales of certain equipment.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $14.8 million compared to the prior year period. This resulted primarily from a $12.7 million decrease in gross margin per gallon. Gross margin declines were primarily the result of a change in customer mix and an overall increase in the wholesale cost of propane, as discussed above.

Gross margin - Other

Gross margin decreased $6.9 million primarily due to a decrease in the sale of certain equipment.

Operating income

Operating income decreased $11.3 million primarily due to a $14.8 million decrease in "Gross margin - Propane and other gas liquids sales", a $6.9 million decrease in "Gross margin - Other", both as discussed above, partially offset by $8.0 million decrease in "Operating, general and administrative expense." "Operating, general and administrative expense" decreased primarily due to a $5.1 million decrease in general and workers compensation costs and $1.3 million decrease in vehicle fuel and other vehicle costs, which includes a $4.8 million unrealized favorable change in fair value of derivatives not designated as hedging instruments.

Adjusted EBITDA

Adjusted EBITDA decreased $20.3 million primarily due to a $14.8 million decrease in "Gross margin - Propane and other gas liquids sales", a $6.9 million decrease in "Gross margin - Other", both as discussed above, partially offset by a $2.2 million decrease in operating, general and administrative expense. Operating, general and administrative expense decreased primarily due to a $5.1 million decrease in general and workers compensation costs, partially offset by a $3.5 million increase in vehicle fuel and other vehicle costs.

Midstream operations

The following table summarizes the volume of product sold and hauled, as well as Adjusted EBITDA results of our midstream segment for the periods indicated:

(amounts in thousands)
Nine months ended April 30,	2017	2016	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	36,549	64,824	(28,275)	(44)%
Crude oil sold	5,228	4,969	259	5%
Salt water volume processed	12,340	12,980	(640)	(5)%

Revenues -
Crude oil logistics	$62,750	$285,433	$(222,683)	(78)%
Crude oil sales	258,724	189,729	68,995	36%
Other	10,033	12,265	(2,232)	(18)%
	$331,507	$487,427	$(155,920)	(32)%

Gross margin (a)
Crude oil logistics	$12,671	$101,263	$(88,592)	(87)%
Crude oil sales	11,835	6,529	5,306	81%
Other	6,568	5,736	832	15%
	31,074	113,528	(82,454)	(73)%

Operating, general, and administrative expenses (b)	21,888	39,111	(17,223)	(44)%
Equipment lease expense	423	357	66	18%

Operating income (loss)	(17,651)	(27,606)	9,955	(36)%
Depreciation and amortization expense	21,233	54,550	(33,317)	(61)%
Asset impairment	—	29,316	(29,316)	NM
Loss on asset sales and disposals	5,195	17,800	(12,605)	(71)%
Change in fair value of contingent consideration		(100)	100	NM
Severance costs	227	93	134	144%
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	(1,211)	1,401	(2,612)	NM
Adjusted EBITDA	$7,793	$75,454	$(67,661)	(90)%

NM - Not meaningful
(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.
(b) Operating, general, and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expenses include only certain items that were directly attributable to the midstream segment.

Crude oil hauled during the nine months ended April 30, 2017 decreased 44% or 28.3 million barrels, compared to the prior period primarily due to the termination of the Jamex TLA as discussed above.

Revenues

Crude oil logistics revenues decreased 78% or $222.7 million compared to the prior period, primarily due to the termination of the Jamex TLA as discussed above. The increase in crude oil sales reflects an $58.8 million increase related to the change in the market price of crude oil and a $10.1 million increase related to the volume of crude oil sold.

Gross margin

Gross margin decreased 73% or $82.5 million compared to the prior period, primarily due to the termination of the Jamex TLA as discussed above.

Operating income (loss)

We recorded an operating loss of $17.7 million during the nine months ended April 30, 2017 as compared to operating loss of $27.6 million for the nine months ended April 30, 2016. Operating loss decreased due to the following: a $33.3 million decrease in depreciation and amortization expense due to the impact of the asset impairment charge recognized during the fourth quarter of fiscal 2016; a decrease of $12.6 million in "Loss on asset sales and disposal" due to a loss recognized in the prior year that was not repeated in the current fiscal year, and a $17.2 million decrease in operating, general and administrative expenses primarily due to decreases in personnel, plant and office expenses related to the termination of the Jamex TLA as discussed above and a $3.4 million decrease in bad debt expense, partially offset by a $82.5 million decrease in gross margin which resulted primarily from the termination of the Jamex TLA as discussed above. Prior year results from our water solutions operations include an impairment charge of $29.3 million related to the write down of goodwill in our water solutions business that was not repeated in the current period.

Adjusted EBITDA

Adjusted EBITDA decreased $67.7 million primarily due to a $85.1 million decrease in gross margin, partially offset by the $17.5 million decrease in operating, general and administrative expenses, both as discussed above.

Corporate

The following table summarizes the financial results of our corporate operations for the periods indicated:

(amounts in thousands)
Nine months ended April 30,	2017	2016	Increase (Decrease)

Operating, general and administrative expense (a)	$33,660	$39,003	$(5,343)	(14)%
Equipment lease expense	1,832	2,215	(383)	(17)%

Operating loss	(49,100)	(62,109)	13,009	21%
Depreciation and amortization expense	2,210	2,516	(306)	(12)%
Non-cash employee stock ownership plan compensation charge	11,396	18,375	(6,979)	(38)%
Non-cash stock based compensation charge	3,298	6,757	(3,459)	(51)%
Severance costs	1,479	73	1,406	NM
Acquisition and transition expenses	—	99	(99)	NM
Adjusted EBITDA	$(30,717)	$(34,289)	$3,572	10%

NM- Not Meaningful
(a) Some general and administrative expenses have been allocated to other segments.

Operating loss

Corporate operations recognized an operating loss of $49.1 million for the nine months ended April 30, 2017, compared to an operating loss of $62.1 million recognized during the nine months ended April 30, 2016, primarily due to a $7.0 million decrease in non-cash employee and stock ownership plan compensation, a $3.5 million decrease in non-cash stock based compensation charges, a decrease of $1.3 million in general and administrative personnel expenses unrelated to severance and a $1.8 million decrease in general corporate support resulting from our efforts to control costs, partially offset by $1.4 million of increased severance costs.

Adjusted EBITDA

The Adjusted EBITDA within "corporate" increased by $3.6 million primarily due to a decrease of $1.3 million in general and administrative personnel expenses and a $1.8 million decrease in general corporate support resulting from our efforts to control costs.

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

Financial Covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability and the ability of specified subsidiaries to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Our general partner believes that the most restrictive of these covenants are the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners, and the consolidated leverage ratio and the consolidated interest coverage ratio, as defined in our secured credit facility and our accounts receivable securitization facility.

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the covenants under the secured credit facility and accounts receivable securitization facility and in compliance with the covenants under the operating partnership's indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders. If Ferrellgas Partners does not make interest payments on its unsecured notes, that would constitute an event of default which would permit the acceleration of the indenture. The accelerated indenture would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If the payment of Ferrellgas' debt is accelerated, Ferrellgas may be unable to borrow sufficient funds to refinance debt in which case unitholders could experience a partial or total loss of their investment.

Before a restricted payment (as defined in the Ferrellgas Partners indenture) can be made by Ferrellgas Partners, Ferrellgas Partners must be in compliance with the covenant under the Ferrellgas Partners indenture. If Ferrellgas Partners is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders.

A breach of the financial covenants under the secured credit facility and the accounts receivable securitization facility will also result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and give the lenders and receivables purchasers the right to accelerate the operating partnership’s obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

Consolidated leverage ratio

Our consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA (both as adjusted for certain, specified items) of the operating partnership, as detailed in our secured credit facility and our accounts receivable securitization facility. During fiscal 2016 our secured credit facility and our accounts receivable securitization facility required the operating partnership to maintain a consolidated leverage ratio of no more than 5.5x as of each fiscal quarter end. Our consolidated leverage ratio was 5.48x as of July 31, 2016, which would have permitted approximately $8.1 million of additional borrowing capacity or approximately $1.5 million less EBITDA as of the fiscal year end. The narrow margin in this covenant was due primarily to several factors including higher debt caused by: (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million purchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Bridger's growth capital expenditures of approximately $52.4 million; and lower EBITDA caused by: (1) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (2) the decline in our water solutions business. As a result of these factors, and the Jamex settlement discussed above, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility to modify our maximum consolidated leverage ratio covenant.

During the quarter ended January 31, 2017, our results of operations were negatively impacted by sustained temperatures that were 14% warmer than normal throughout our operating areas. In order to avoid a violation of both the fifth amendment to our secured credit facility and the fourth amendment to our accounts receivable credit facility, Ferrellgas Partners sold in a private placement offering $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, at 96% of par. Net proceeds from the offering of approximately $165.9 million were contributed to the operating partnership, which used the net proceeds to repay borrowings under our secured credit facility.

As a result of the factors discussed above and the continued significantly warmer than normal temperatures during the quarter ended April 30, 2017, which were 19.5% warmer than normal throughout our operating area, on April 28, 2017, we entered into a sixth amendment to our secured credit facility and a fifth amendment to our accounts receivable facility to modify our maximum consolidated leverage ratio covenant and our consolidated interest ratio covenant. The amendment to our secured credit facility also (1) reduces the amounts available to be borrowed from $700 million to $575 million, (2) increases the pricing of loans when our leverage ratio is greater than or equal to 6.00x from LIBOR plus 3.50% to LIBOR plus 3.75% and when our leverage ratio is greater than or equal to 7.00x from LIBOR plus 3.50% to LIBOR plus 4.00%, (3) limits the amount of distributions (other than distributions to Ferrellgas Partners for payments of interest payable on its unsecured notes) that the operating partnership may make to Ferrellgas Partners to $10 million per quarter (Ferrellgas Partners' current distribution rate is $9.8 million per quarter) until the leverage ratio is less than 5.50x, (4) reduces the amount of investments we can make when our leverage ratio is greater than 5.50x from $200 million to $50 million, and (5) requires us to reduce our secured credit facility with 50% of the net cash proceeds received from any equity sale.

On April 28, 2017, the maximum consolidated leverage covenant was modified as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
April 30, 2017	5.95	7.75
July 31, 2017	6.05	7.75
October 31, 2017	5.95	7.75
January 31, 2018	5.95	7.75
April 30, 2018	5.50	7.75
July 31, 2018 & thereafter	5.50	5.50

Our consolidated leverage ratio was 6.45x as of April 30, 2017; the margin allows for approximately $340.2 million of additional borrowing capacity or approximately $43.9 million less EBITDA. This covenant also restricts the operating partnership's ability to make payments to Ferrellgas Partners for purposes of funding quarterly common unit distributions as discussed above.

Consolidated interest coverage ratio

On April 28, 2017, the minimum consolidated interest coverage ratio was modified as follows:

	Minimum consolidated interest coverage ratio	Minimum consolidated interest coverage ratio
Date	(prior to amendments)	(after amendments)
April 30, 2017	2.50	1.75
July 31, 2017	2.50	1.75
October 31, 2017	2.50	1.75
January 31, 2018	2.50	1.75
April 30, 2018	2.50	1.75
July 31, 2018 & thereafter	2.50	2.50

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in our secured credit facility and accounts receivable securitization facility. Our consolidated interest ratio was 2.29x as of April 30, 2017; the margin allows for approximately $35.2 million of additional interest expense or approximately $61.5 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. As of April 30, 2017, the ratio was 1.77x; the margin allows for approximately $1.5 million of additional interest expense or approximately $2.7 million less EBITDA. If this ratio were to drop below 1.75x, these indentures allow us to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio.

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

If we are unsuccessful with our strategy to reduce debt and interest expense, we may be unsuccessful in renegotiating our secured credit facility, which matures in October 2018. If we were to be unsuccessful in renegotiating our secured credit facility and unable to secure alternative liquidity sources, we may not have the liquidity to fund our operations after that maturity date.

Failure to renew or replace liquidity available under the secured credit facility could have a material effect on our operating capacity and cash flows and could further restrict our ability to incur debt, pay interest on our notes or to make cash distributions to our unitholders which could result in an event of default that would permit the acceleration of all of our indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under our other debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full and we may be unable to borrow sufficient funds to refinance our debt, in which case our unitholders could experience a partial or total loss of their investment.

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

As noted above, we may seek additional capital as part of our debt reduction strategy. Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of common units for general business purposes, which, among other things, may include the following: repayment of outstanding indebtedness; the redemption of any senior notes or other securities (other than common units) previously issued; working capital; capital expenditures; acquisitions, or other general business purposes. As of April 30, 2017, Ferrellgas Partners had issued 6.3 million common units from this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of April 30, 2017, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

In addition, we monitor the trading market for our outstanding debt securities and we may from time to time repurchase outstanding senior notes, whether in open market transactions or privately negotiated repurchases.

As described in financing activities below, on May 24, 2017 the board of directors of our general partner announced a quarterly distribution of $0.10 per common unit, payable on June 14, 2017, to all unitholders of record as of June 7, 2017, which equates to an annual distribution rate of $0.40 per common unit.

Distributable Cash Flow

A reconciliation of distributable cash flow ("DCF") to distributions paid for the twelve months ended April 30, 2017 to the twelve months ended January 31, 2017 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves (deficiency) approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Nine months ended April 30, 2017	$98,986	$28,273	$70,713
For the year ended July 31, 2016	199,979	(6,427)	206,406
Less: Nine months ended April 30, 2016	187,910	32,838	155,072
Twelve months ended April 30, 2017	$111,055	$(10,992)	$122,047	0.91

Twelve months ended January 31, 2017	148,366	(15,019)	163,385	0.91
Change	$(37,311)	$4,027	$(41,338)	—

For the twelve months ended April 30, 2017, distributable cash flow attributable to equity investors decreased $37.3 million compared to the twelve months ended January 31, 2017 primarily due to decreases in our Midstream operations segment and our Propane operations and related equipment sales segment. The decrease in Midstream operations is resulting primarily from the termination of the Jamex TLA and a decline in trucking operations. The decrease in our Propane operations and related equipment sales segment is resulting primarily from lower gross margins in our retail propane sales. Cash distributions paid to equity investors decreased $41.3 million primarily due to the reduction in our annual distribution rate from $2.05 to $0.40 per common unit. Our distribution coverage ratio remained 0.91 for the twelve months ended April 30, 2017, consistent with the twelve months ended January 31, 2017. Cash reserves, which we utilize to meet future anticipated expenditures, decreased by $11.0 million during the twelve months ended April 30, 2017 compared to a decrease of $15.0 million in the twelve months ended January 31, 2017.

We believe that the liquidity available from our cash flow from operating activities, our secured credit facility, the accounts receivable securitization facility, combined with our other debt and interest expense reduction initiatives, which may include issuance of equity, restructuring existing debt agreements, asset sales or a further reduction in our annualized distribution will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. However, as noted above, our secured credit facility matures in October 2018. If we are unsuccessful with our strategy to reduce debt and interest expense, we may be unsuccessful in renegotiating our secured credit facility. If we were unsuccessful in renegotiating our secured credit facility and were unable to secure alternative liquidity sources we may not have the liquidity to meet our capital expenditure, working capital and letter of credit requirements.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season. Our Midstream operations segment generally does not experience seasonality. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our propane operations and related equipment sales segment.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $118.3 million for the nine months ended April 30, 2017, compared to net cash provided by operating activities of $220.1 million for the nine months ended April 30, 2016. This decrease in cash provided by operating activities was primarily due to a $87.7 million decrease in cash flow from operations, a $9.8 million increase in working capital requirements and a $4.3 million unfavorable impact in other assets, net, primarily due to decreases in long-term margin deposits, net received from counterparties.

The decrease in cash flow from operations is primarily due to a $104.2 million decrease in gross margin, as discussed above by segment, a $9.2 million increase in "Interest expense", as discussed above, partially offset by a $24.3 million decrease in "Operating expense" and a $2.8 million decrease in "General and administrative expense", both as discussed above by segment, exclusive of the effects of fluctuations in non-cash stock-based compensation.

The increase in working capital requirements for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016 was primarily due to a $62.0 million increase in requirements for accounts receivable primarily due to increased sales price of crude oil and propane during the nine months ended April 30, 2017, a $10.9 million increase in requirements for inventory primarily due to increases in the cost of propane gas during the nine months ended April 30, 2017, and a $9.5 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during the nine months ended April 30, 2017. These increases in requirements were partially offset by a $42.2 million decrease in requirements for other current liabilities resulting primarily from the timing of payments in our propane and midstream businesses, an increase in margin deposits received from our counterparties during the nine months ended April 30, 2017, and settlement of outstanding litigation in the nine months ended April 30, 2016, which did not repeat itself during the nine months ended April 30, 2017, a $24.0 million decrease in requirements for accounts payable largely due to the timing of payments in our propane and midstream operations, and a $6.3 million decrease in requirements for accrued interest expense primarily due to interest accrued during the three months ended April 30, 2017 related to the $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020 issued in January 2017.

The operating partnership

Net cash provided by operating activities was $124.4 million for the nine months ended April 30, 2017, compared to net cash provided by operating activities of $230.5 million for the nine months ended April 30, 2016. This decrease in cash provided by operating activities was primarily due to a $84.2 million decrease in cash flow from operations, a $17.6 million increase in working capital requirements, and a $4.3 million unfavorable impact in other assets, net, primarily due to decreases in long-term margin deposits, net received from counterparties.

The decrease in cash flow from operations is primarily due to a $104.2 million decrease in gross margin, as discussed above by segment, a $4.6 million increase in "Interest expense" due to increased costs incurred under our secured credit facility during fiscal 2017, partially offset by a $24.3 million decrease in "Operating expense" and a $2.8 million decrease in "General and administrative expense", both as discussed above by segment, exclusive of the effects of fluctuations in non-cash stock-based compensation.

The increase in working capital requirements for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016 was primarily due to a $61.7 million increase in requirements for accounts receivable primarily due to increased sales price of crude oil and propane during the nine months ended April 30, 2017, a $10.9 million increase in requirements for inventory primarily due to increases in the cost of propane gas during the nine months ended April 30, 2017, and a $9.5 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during the nine months ended April 30, 2017. These increases in requirements were partially offset by a $39.9 million decrease in requirements for other current liabilities resulting primarily from the timing of payments in our propane and midstream businesses, an increase in margin deposits received from our counterparties during the nine months ended April 30, 2017, and settlement of outstanding litigation in the nine months ended April 30, 2016, which did not repeat itself during the nine months ended April 30, 2017, and a $24.0 million decrease in requirements for accounts payable largely due to the timing of payments in our propane and midstream operations.

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

Net cash used in investing activities was $34.3 million for the nine months ended April 30, 2017, compared to net cash used in investing activities of $110.9 million for the nine months ended April 30, 2016. This decrease in net cash used in investing activities is primarily due to a $73.0 million decrease in "Capital expenditures" and a $10.4 million decrease in "Business acquisitions, net of cash acquired", partially offset by a $7.1 million decrease in "proceeds from asset sales".

The decrease in "Capital expenditures" is primarily due to $62.9 million of Midstream operations' growth capital expenditure projects during the prior year that were not repeated, as well as our efforts to tightly control costs during this period of high leverage, including an $11.4 million decrease in Propane operations and related equipment sales.

The decrease in "Business acquisitions, net of cash acquired" is primarily attributable to the acquisition of a midstream trucking business during the nine months ended April 30, 2016.

The decrease in "Proceeds from sale of assets" is primarily related to trucks sold during the nine months ended April 30, 2016, as part of a plan in the prior period to right-size our truck fleet owned by our Midstream operations segment.

Due to the mature nature of our Propane operations and related equipment sales operations segment, we do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Due to the relatively new nature of our Midstream operations, we may experience significant fluctuations in maintenance capital expenditures as our facilities age and future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $79.5 million for the nine months ended April 30, 2017, compared to net cash used in financing activities of $110.6 million for the nine months ended April 30, 2016. This decrease in cash flows used in financing activities was primarily due to an $83.5 million reduction in distributions, a $30.6 million reduction in common unit repurchases and a $23.3 million net increase in proceeds from short-term debt, partially offset by a $104.2 million net decrease in proceeds from long-term debt.

Distributions

During the nine months ended April 30, 2017, Ferrellgas Partners paid quarterly per unit distributions on all common units of $0.5125 in connection with the distributions declared for the three month period ended July 31, 2016 and $0.10 in connection with the distributions declared for the three month periods ended October 31, 2016 and January 31, 2017. Total distributions paid to common unitholders during the nine months ended April 30, 2017, including the related general partner distributions, was $69.9 million. The quarterly distribution of $0.10 on all common units and the related general partner distribution for the three months ended April 30, 2017 totaling $9.8 million are expected to be paid on June 14, 2017 to holders of record on June 7, 2017.

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

As of April 30, 2017, we had total borrowings outstanding under our secured credit facility of $213.6 million, of which $38.4 million was classified as short-term debt. Additionally, Ferrellgas had $237.9 million of capacity under our secured credit facility as of April 30, 2017.

Borrowings outstanding at April 30, 2017 under the secured credit facility had a weighted average interest rate of 5.5%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate; or (iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 3.00%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 4.00%.

As of April 30, 2017, the federal funds rate and Bank of America’s prime rate were 0.89% and 4.00%, respectively. As of April 30, 2017, the one-month and three-month LIBOR Rates were 1.00% and 1.17%, respectively.

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

Letters of credit outstanding at April 30, 2017 totaled $123.5 million and were used to secure insurance arrangements and product purchases. At April 30, 2017, we had remaining letter of credit capacity of $76.5 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 4.00% (as of April 30, 2017, the rate was 3.50%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility increased $20.0 million. We received net funding of $27.0 million from this facility during the nine months ended April 30, 2017 as compared to receiving net funding of $7.0 million from this facility during the nine months ended April 30, 2016.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of April 30, 2017, we had received cash proceeds of $91.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of April 30, 2017, the weighted average interest rate was 3.0%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit repurchase

On September 1, 2016, utilizing borrowings under our secured credit facility, Ferrellgas Partners paid approximately $16.9 million to Jamex and in return received 0.9 million of Ferrellgas Partners' common units, which were cancelled upon receipt.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for the issuance of $175.0 million in aggregate principal amount of additional 8.625% senior notes due 2020 and the repurchase of common units discussed above, and cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $94.4 million and $210.2 million during the nine months ended April 30, 2017 and 2016, respectively. The operating partnership expects to pay cash distributions of $25.5 million on June 14, 2017, which includes distributions to Ferrellgas Partners to allow it to pay its semi-annual interest on its 8.625% senior notes.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $194.7 million for the nine months ended April 30, 2017, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the nine months ended
	April 30, 2017	April 30, 2017
Ferrell Companies (1)	22,529,361	$16,052
FCI Trading Corp. (2)	195,686	140
Ferrell Propane, Inc. (3)	51,204	36
James E. Ferrell (4)	4,763,475	3,393

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at April 30, 2017.
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

During the nine months ended April 30, 2017, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.5 million.

On June 14, 2017, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $2.3 million, $20 thousand, $5 thousand, $0.5 million, and $0.1 million, respectively.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our long-term debt and fixed rate interest obligations at April 30, 2017. These obligations reflect the issuance of $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, with the proceeds used to reduce outstanding indebtedness under our secured credit facility, as discussed above.

	Payment or settlement due by fiscal year
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt, including current portion (1)	$820	$2,519	$177,155	$358,180	$501,030	$975,414	$2,015,118
Fixed rate interest obligations (2)	$64,552	$129,104	$129,104	$129,104	$98,313	$83,531	$633,708

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

The operating partnership

	Payment or settlement due by fiscal year
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt, including current portion (1)	$820	$2,519	$177,155	$1,180	$501,030	$975,414	$1,658,118

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2017. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2017 and July 31, 2016, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $14.0 million and $12.4 million as of April 30, 2017 and July 31, 2016, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

At April 30, 2017, we had a note receivable from Jamex Marketing, LLC, a crude oil marketing company, totaling $45.0 million. On September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA. The Jamex Secured Promissory Note is guaranteed pursuant to a guaranty agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and fully guaranteed by the other Jamex entities. The obligations of Jamex and the other Jamex entities are secured by a lien on certain of those entities’ assets, actively traded marketable securities and cash, which are to be held in a controlled account that can be seized by us in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $45.0 million note receivable as of April 30, 2017.

Interest rate risk

At April 30, 2017, we had $304.6 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $1.9 million for the twelve months ending April 30, 2018. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent change in interest rates would result in a reduction to future earnings of $1.4 million for the twelve months ending April 30, 2018.

As discussed above, the following interest rate swaps are outstanding as of April 30, 2017, and are all designated as hedges for accounting purposes:

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2017, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2017, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel.  The Federal Court for the Western District of Missouri has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs have filed an appeal, which is pending. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use. Plaintiffs have agreed to dismiss these claims in exchange for a waiver of costs.

We have been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. We believe that we have defenses and will vigorously defend these cases. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative action.

On October 21, 2016, Julio E. Rios II, an Executive Vice President of the general partner and the President and Chief Executive Officer of Bridger Logistics, LLC, and Jeremy H. Gamboa, also an Executive Vice President of the general partner and the Chief Operating Officer of Bridger Logistics, LLC, both delivered notice of "good reason" for resignation to the general partner pursuant to their employment agreements alleging that the general partner had materially diminished their responsibilities and stating their intention to resign as a result if such purported material diminution was not cured within 30 days.

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements. Each has indicated that they intend to make a claim for severance which will be resolved in arbitration. The general partner denies that Mr. Rios and Mr. Gamboa had "good reason" to resign and believes that it has other defenses to their claims for severance. We do not believe a loss is probable or reasonably estimable at this time related to this matter.

We and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania. Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that we transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger, and that Bridger therefore should be responsible for the amount owed pursuant to the arbitration. We have very little information on the confidential arbitration between JTS and Eddystone but believe that we and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however we believe that the amount of such damage claims, if ultimately owed to Eddystone, likely would be material. We intend to vigorously defend this claim. The lawsuit is in its very early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2016.

We may have difficulty maintaining compliance with the financial covenants, which include a consolidated fixed charge coverage ratio, in the indenture governing the outstanding notes of Ferrellgas Partners. If weather continues to remain unseasonably warm, our debt and interest reduction initiatives are unsuccessful or our borrowing rates increase, we may fail this fixed charge coverage ratio test which could limit our ability to incur new debt or make distributions to our unitholders.
The indenture governing the outstanding notes of Ferrellgas Partners contains financial tests, including a consolidated fixed charge coverage ratio. Our ability to comply with the consolidated fixed charge coverage ratio will be affected by events and circumstances beyond our control, including unseasonably warm weather that reduces demand for propane, sustained low commodity prices, our ability to execute on our debt and interest reduction initiatives and future borrowing rates.
Our inability to comply with this consolidated fixed charge coverage ratio could limit our ability to incur new debt and could eliminate our ability to make distributions to our common unitholders.
We may have difficulty renewing or replacing our secured credit facility when it matures in October 2018.
Our secured credit facility matures in October 2018. If we are unsuccessful with our strategy to reduce debt and interest expense, we may be unsuccessful in renegotiating our secured credit facility. If we are unsuccessful in renegotiating our secured credit facility and are unable to secure alternative liquidity sources, we may not have the liquidity to fund our operations.
Failure to renew or replace liquidity available under our secured credit facility could have a material effect on Ferrellgas’ operating capacity and cash flows and could further restrict our ability to incur debt or pay interest on the notes which could result in an event of default that would permit the acceleration of all of our indebtedness.  The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt.  If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full and we may be unable to borrow sufficient funds to refinance debt, in which case the unitholders could experience a partial or total loss of their investment.

The below updated risk factors were also included in Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the three months ended October 31, 2016, and for the three months ended January 31, 2017.

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

ITEM 5.     OTHER INFORMATION
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers

On June 6, 2017, Alan C. Heitmann announced his intention to retire on January 31, 2018 from Executive Vice President, Chief Financial Officer and Treasurer of Ferrellgas, Inc. Ferrellgas, Inc. is the general partner of Ferrellgas Partners, L.P. and Ferrellgas, L.P.

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

4.4
First Supplemental Indenture dated as of April 13, 2010, with form of Note attached, by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed April 13, 2010; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

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

10.7
Receivables Purchase Agreement dated as of January 19, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2012; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

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

		10.40
Amendment No. 6 to Credit Agreement and Amendment No. 3 to Security Agreement, dated as of April 28, 2017, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 2, 2017.

		10.41
Fifth Amendment to Receivables Purchase Agreement dated as of April 28, 2017, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 2, 2017.

	#	10.42	Tod D. Brown Agreement and Release. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 13, 2017.
*		31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		101.INS	XBRL Instance Document.
*		101.SCH	XBRL Taxonomy Extension Schema Document.
*		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*		101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		*	Filed herewith
		#	Management contracts or compensatory plans.
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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 9, 2017	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 9, 2017	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 9, 2017	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Executive Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 9, 2017	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director