Form 10-K
period 2017-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2017-09-28
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2017
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
 None.

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Ferrellgas Partners, L.P.: Yes ☐ No ☒

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.: Yes ☐ No ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

1

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2017, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $560,798,162. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2017, the registrants had common units or shares of common stock outstanding as follows:

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

2

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

 For the fiscal year ended July 31, 2017
FORM 10-K ANNUAL REPORT

			Page
PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	15
ITEM	1B.	UNRESOLVED STAFF COMMENTS	39
ITEM	2.	PROPERTIES	39
ITEM	3.	LEGAL PROCEEDINGS	40
ITEM	4.	MINE SAFETY DISCLOSURES	41
PART II
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	41
ITEM	6.	SELECTED FINANCIAL DATA	44
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	80
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	82
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	82
ITEM	9A.	CONTROLS AND PROCEDURES	82
ITEM	9B.	OTHER INFORMATION	85
PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	85
ITEM	11.	EXECUTIVE COMPENSATION	90
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	102
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	103
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	104
PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	105

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	the effect of weather conditions on the demand for propane;

•	the prices of wholesale propane, motor fuel and crude oil;

•	disruptions to the supply of propane;

•	competition from other industry participants and other energy sources;

•	energy efficiency and technology advances;

•	the termination or non-renewal of certain arrangements or agreements;

•	adverse changes in our relationships with our national tank exchange customers;

•	significant delays in the collection of accounts or notes receivable;

•	customer, counterparty, supplier or vendor defaults;

•	changes in demand for, and production of, hydrocarbon products;

•	capacity overbuild of midstream energy infrastructure in our midstream operational areas;

•	disruptions to railroad operations on the railroads we use;

•	increased trucking and rail regulations;

•	cost increases that exceed contractual rate increases for our logistics services;

•	inherent operating and litigation risks in gathering, transporting, handling and storing propane and crude oil;

•	our inability to complete acquisitions or to successfully integrate acquired operations;

•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;

•	the impact of pending and future legal proceedings;

•	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber attack;

•	the impact of changes in tax law that could adversly affect the tax treatment of Ferrellgas Partners for federal income tax purposes;

•	economic and political instability, particularly in areas of the world tied to the energy industry; and

•	disruptions in the capital and credit markets.

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

ITEM 1.    BUSINESS.

Overview

Ferrellgas Partners, L.P. is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in:

•	the retail distribution of propane and related equipment sales, and

•	midstream operations.

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

In fiscal 2017, no one customer accounted for 10% or more of our consolidated revenues.

Financial covenants

As more fully described in Item 7. Management’s Discussion and Analysis under the subheading “Financial Covenants”, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations and the lack of headroom on these covenants, we continue to execute on a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to reduce debt and interest expense, or are unsuccessful in renegotiating our secured credit facility, which matures in October 2018, or are unable to secure alternative liquidity sources, we may not have the liquidity to fund our operations after that maturity date.

Our Businesses

Propane operations and related equipment sales

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2017 and a leading national provider of propane by portable tank exchange.

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

As of July 31, 2017, approximately 51% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

In addition, we lease tanks to some of our independent distributors involved with our delivery of propane for portable tank exchanges. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from most of our competitors.

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2017	791
July 31, 2016	779
July 31, 2015	879

We utilize marketing programs targeting both new and existing customers by emphasizing:

•	our efficiency in delivering propane to customers;

•	our employee training and safety programs;

•	our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and

•	our national distributor network for our commercial and portable tank exchange customers.

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products. We also sell gas grills, grilling tools and accessories, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products through Blue Rhino Global Sourcing, Inc.

Our other activities in our propane operations and related equipment sales segment include the following:

•	the sale of refined fuels, and

•	common carrier services.

Effect of Weather and Seasonality

Weather conditions have a significant impact on demand for propane for heating purposes during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures in the winter heating season will tend to result in reduced propane usage, while sustained colder-than-normal temperatures in the winter heating season will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can also significantly impact this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane for heating purposes to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a continued warming trend, we could expect nationwide demand for propane for heating purposes to decrease which could lead to a reduction in our sales, income and liquidity availability as well as impact our ability to maintain compliance with our debt covenants.

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

Our risk management activities may include the use of financial derivative instruments including, but not limited to, swaps, options, and futures to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the Intercontinental Exchange or the Chicago Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within accounting principles generally accepted in the United States (“GAAP”) and are therefore not recorded on our financial statements until settled.

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2017, seven suppliers accounted for approximately 67% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold – propane and other gas liquids sales” in our consolidated statement of earnings.

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

Risk Management Activities – Transportation Fuel Price Risk

From time to time, we employ risk management activities that attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from supply or storage locations and from retail fueling stations. When employed, we attempt to mitigate these price risks through the use of financial derivative instruments.

When employed, our risk management strategy involves taking positions in the financial markets that are not more than the forecasted purchases of fuel for our internal use in both the supply and retail propane delivery fleet in order to minimize the risk of decreased earnings from an adverse price change. This risk management strategy locks in our purchase price and is successful when our gains or losses in the physical product markets are offset by our losses or gains in the financial markets. Our transport fuel financial derivatives are not designated as cash flow hedges.

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2017, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Expand our operations through disciplined acquisitions and internal growth, as accretive opportunities become available

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

Our goal is to improve the operations and profitability of our propane operations and related equipment sales segment by integrating best practices and leveraging our established national organization and technology platforms to help reduce costs and enhance customer service. We believe that our enhanced operational synergies, improved customer service and ability to better track the financial performance of operations provide us a distinct competitive advantage and better analysis as we consider future opportunities.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 789 propane distribution locations in the United States as of July 31, 2017 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 61 service centers and 789 service units as of July 31, 2017. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

Governmental Regulation - Environmental and Safety Matters

Propane is not currently subject to any price or allocation regulation and has not been defined by any federal environmental law as an environmentally hazardous substance.

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

With respect to the sale and distribution of propane, we are subject to regulations promulgated by the Occupational Safety and Health Administration ("OSHA") under its Hazard Communication Standard ("HCS"), which requires preparation and maintenance of material safety data sheets, hazard labeling on products, and other worker protections. In 2012, OSHA promulgated new hazard communications requirements designed to align US HCS standards with those of other countries under a Globally Harmonized System (“GHS”). These hazard labeling and communication changes, which took effect in June 2015, required us and other propane manufacturers and distributors to revise and update our consumer and compliance materials.

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

Midstream operations

We conduct our crude oil logistics operations and related activity, as well as water solutions operations, under our Midstream operations reportable segment.

Crude oil logistics

Our crude oil logistics operations ("Bridger"), which we operate under the Bridger Logistics tradename, provides domestic crude oil transportation and logistics services with an integrated portfolio of midstream assets connecting crude oil production in multiple basins in the U.S. to downstream markets. Bridger's truck, pipeline terminal, pipeline and rail assets form a comprehensive, fee-for-service business model, and substantially all of its cash flow is generated from fee-based commercial agreements.

Bridger's fee-based business model generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil with end markets across North America including a presence in major domestic crude oil basins. The first link in Bridger's integrated value chain is its truck transportation operations. Bridger charges producers and first purchasers of crude oil fees per barrel to transport crude from the wellhead to takeaway outlets, which provide connectivity to end markets and generate additional fee-for-service income. Bridger also owns or controls a number of assets connecting trucked crude volumes to downstream takeaway infrastructure, including pipeline injection terminals, crude storage, rail loading and unloading facilities, new build railcars and pipelines.

Bridger also engages in the marketing of physical crude oil in the major production basins of the United States. Bridger purchases this crude oil from producers and transports it using a mix of its truck transportation and rail assets as well as terminal and pipeline contracts to the sale point with its customers.

Termination of Bridger agreement with Jamex Marketing, LLC

As more fully described in Item 7. Management's Discussion & Analysis under the subheading "Termination of Bridger agreement with Jamex Marketing, LLC", on September 1, 2016, Bridger and Ferrellgas entered into a series of agreements with one of its customers which had an adverse, material impact on Bridger's operations.

Business Strategy

Our current business strategy for this segment is to maximize profitability utilizing existing assets. The continued, sustained decline in the price of crude oil has had a negative impact on domestic crude oil production, and as a result, has had a negative impact on the volumes of crude oil that we transport. We are evaluating all phases of our business in light of these challenges with the goal of operating more efficiently.

We continue to evaluate alternatives to maximize profitability relative to rail car assets previously committed to the Jamex TLA and Bridger's largest customer and our trucking fleet which is currently operating under capacity. We believe this business strategy supports our overall current company strategy of reducing debt and interest expense and improving our leverage ratio.

Customers

Bridger's customers include crude oil producers, refiners and marketers. Generally, Bridger seeks to enter into long-term contracts to provide logistics services; however, contracts for the transportation of crude oil by truck tend to be terminable on 30 days’ notice.

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

Risk management activities - Crude oil price risk

Our risk management activities attempt to mitigate price risks related to our crude oil line fill and inventory. We may use financial and commodity based derivative contracts to manage the risks produced by changes in the price of crude oil.

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

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit by the U.S. Army Corps of Engineers, ("Corps"). On June 29, 2015, the EPA and the Corps jointly promulgated final rules redefining the scope of the jurisdiction of the EPA and the Corps over wetlands and other waters protected under the Clean Water Act. The rules have been challenged in court on the grounds that they unlawfully expand the reach of Clean Water Act programs, and implementation of the rule has been stayed pending resolution of the court challenge. Further, on February 28, 2017, President Trump signed an executive order directing the relevant executive agencies to review the rules and to initiate rulemaking to rescind or revise them, as appropriate under the stated policies of protecting navigable waters from pollution while promoting economic growth, reducing uncertainty, and showing due regard for Congress and the states. On June 27, 2017, the EPA and the Corps announced a proposed rule to rescind the 2015 rules. To the extent the rule is not rescinded and expands the range of properties subject to the Clean Water Act’s jurisdiction, certain oil and gas companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. In addition, the process for obtaining permits has the potential to delay the development of natural gas and oil projects. Also, spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters. Noncompliance with these requirements may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations.

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

In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. On August 16, 2012, the EPA published final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants programs. The rule seeks to achieve a 95% reduction of VOC emissions. On May 12, 2016, the EPA amended the NSPS to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements that were subject to reconsideration, including fugitive emission requirements. These standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development of oil and natural gas projects, and our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions.

Water solutions

Our water solutions operations ("Water solutions") generate revenues from treatment and disposal of salt water generated from crude oil production operations at our salt water disposal wells and from the sale of recovered crude oil from our skimming oil process. Our facilities are located near oil and gas production fields with high levels of crude oil and natural gas in the Eagle Ford Basin in Texas.

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
The SDWA allows a state to obtain primacy from the EPA for oil and gas related injection wells, either by adopting the federal UIC requirements or, under some circumstances without adopting the complete set of applicable federal UIC regulations. The state must be able to demonstrate that its existing regulatory program is protecting USDWs in that state, even if the regulations may not be as stringent as federal rules. Presently, at least 40 states, including Texas, have primacy approval from the EPA to regulate Class II injection wells for the disposal of oil and gas produced and flowback water. Requirements in primacy states may differ from and be more stringent than federal requirements.
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

Financial Information about Segments

For financial information regarding our reportable segments, please see Note R – Segment reporting in Ferrellgas Partners' consolidated financial statements and Note Q – Segment reporting in the operating partnership's consolidated financial statements included in this annual report.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At September 6, 2017, our general partner had 3,891 full-time employees.

Our general partner's employees consisted of individuals in the following areas:

Propane field operations	3,388
Midstream operations	135
Centralized corporate functions	368
Total	3,891

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

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks, service marks and patents are an important part of our consistent growth in both tank exchange and outdoor living product categories. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design™, Grill Gas & Design®, Drop, Swap and Go™, FineTune®, GrillBoss®, It's Not Just Propane. It's Blue Rhino®, VersiFuel®, Vac & Tac®, Bite-Guard®, UniFlame®, Skeetervac®, Wavedrawer®, Whale of a Brush®, Backyard Basics®, Endless Summer®, Air Flow®, Spong®, Take-A-Tank®, The Grilling Enthusiast®, Classic Prestige®, Silver Prestige®, Diamond Prestige®, DualHeat®, Elemental®, Eco-Cover®, Eco-Tech®, GrillSwipes®, Less Biting Insects. More Backyard Fun®, Flip & Flavor®, Razor®, E-Z Legs & Wings®, Mr. Pizza®, Camo-Q®, ChefMaster®, ChefMaster & Design®, Mr. Bar-B-Q®, and Mr. Bar-B-Q and Design. In addition, we have patents issued for a Method for Reconditioning a Propane Gas Tank and an Overflow Protection Valve Assembly, which expire in 2017 and 2018, respectively, as well as various other patents and patent applications pending. The protection afforded by our patents furthers our ability to cost-effectively service our customers and to maintain our competitive advantages. Our water solutions business operates primarily under the Bridger Environmental trade name and our crude oil logistics business operates primarily under the Bridger Logistics trade name.

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

We also sell gas grills, grilling tools and accessories, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products. These products are manufactured by independent third parties in Asia and are sold to mass market retailers in Asia or shipped to the United States, where they are sold under our various trade names. These products are sold through Blue Rhino Global Sourcing, Inc. a taxable corporation that is a wholly-owned subsidiary of the operating partnership. We operate our midstream operations - crude oil logistics operations under Bridger Logistics, LLC.

Available Information

We file annual, quarterly, and other reports and information with the Securities and Exchange Commission (the "SEC"). You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the Public Reference Room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange under the ticker symbol of “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11

Wall Street, New York, New York 10005. In addition, our SEC filings, including our Exchange Act reports and related exhibits, are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

ITEM 1A.    RISK FACTORS.

Risks Related to our Businesses and Industries

Weather conditions may reduce the demand for propane; our financial condition is vulnerable to warm winters and poor weather in the grilling season.

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2017, approximately 54% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations and our liquidity. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

Furthermore, increasing concentrations of greenhouse gases, such as carbon dioxide, in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as volatility in seasonal temperatures and increased frequency and severity of storms, floods and other climatic events. To the extent weather conditions are affected by climate change or demand is impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes, leading either to increased investment or decreased revenues.

Sudden and sharp propane wholesale price increases may not be completely passed on to customers, especially those with contracted pricing arrangements and these contracted pricing arrangements will adversely affect our profit margins if they are not immediately hedged with an offsetting propane purchase commitment.

Gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Because our profitability is sensitive to changes in wholesale supply costs, it will be adversely affected if we cannot pass on increases in the cost of propane to our customers.

We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. A certain percentage of these arrangements are immediately hedged with an offsetting propane purchase commitment.

The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to correlate primarily with crude oil and natural gas prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting, and selling of propane. However, sudden and sharp propane price increases cannot be passed on to customers with contracted pricing arrangements. Therefore, the percentage of these commitments that are not immediately hedged with an offsetting propane purchase commitment expose us to product price risk and reduced profit margins.

Sudden and sharp wholesale propane price decreases may result in customers not fulfilling their obligations under contracted pricing arrangements previously entered into with us. The decreased sales volumes of these higher sales price arrangements may adversely affect our profit margins.

We attempt to lock-in a gross margin per gallon on a percentage of our contracted sales commitments by immediately hedging or entering into a fixed price propane purchase contract. If we were to experience sudden and sharp propane price decreases, our customers may not fulfill their obligation to purchase propane from us at their previously contracted price per gallon and we may not be able to sell the related hedged or fixed price propane at a profitable sales price per gallon in the current pricing environment.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

Through our supply procurement activities, we purchased approximately 67% of our propane from seven suppliers during fiscal 2017. During extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted, certain suppliers were to default or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

To the extent weather conditions are affected by weather extremes in a manner that increases the frequency or magnitude of significant weather events and natural disasters, increased weather disruptions could also have adverse impact on our financial condition on both the supply and demand side.

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

•	we will be able to successfully integrate acquired operations with any expected cost savings;

•	any acquisitions made will not be dilutive to our earnings and distributions;

•	we will not have unforeseen difficulties operating in new geographic areas or in new business segments;

•	management's and employees' attention will not be diverted from other business concerns;

•	we will not have customer or key employee loss from the acquired businesses;

•	any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders; or

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

In August 2015, the EPA announced its Clean Power Plan rule, which requires states to submit plans for the reduction of carbon emissions from power plants. Upon publication of the Clean Power Plan rule in October 2015, more than two dozen States as well as industry and labor groups challenged the rule in the D.C. Circuit Court of Appeals. The Plan, if implemented, is anticipated to result in a shift away from coal-based sources of energy to natural gas and renewables. In March 2017, the EPA announced that it is reviewing and, if appropriate will initiate proceedings to suspend, revise or rescind the Clean Power Plan. While this rule may increase demand for natural gas, other regulations governing drilling for natural gas may make natural gas extraction more expensive, so the resulting impact on demand for propane may change as implementation of the Clean Power Act occurs. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

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

Deteriorating regional and global economic conditions and the effects of ongoing military and terrorist's actions may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is most likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may:

•	impair our ability to effectively market or acquire propane; or

•	impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

The revenues received from our portable tank exchange are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane from portable tank exchanges may decline. For fiscal 2017, four retailers represented approximately 60% of portable tank exchange net revenues. None of our significant retail accounts associated with portable tank exchanges are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane from portable tank exchanges may decline.

If the distribution locations that some of our national tank exchange customers rely upon for the delivery of propane do not perform up to the expectations of these customers, if we encounter difficulties in managing the operations of these distribution locations or if we or these distribution locations are not able to manage growth effectively, our relationships with our national tank exchange customers may be adversely impacted and our delivery of propane to our national tank exchange customers may decline.

We rely on independently-owned and company-owned distributors to deliver propane to some of our national tank exchange customers. Accordingly, our success depends on our ability to maintain and manage distributor relationships and operations and on the distributors’ ability to set up and adequately service accounts. National tank exchange customers impose demanding service requirements on us, and we could experience a loss of consumer or customer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure the timely delivery of an adequate supply of propane to our national customers. The poor performance of a distribution location for a national tank exchange customer could jeopardize our entire relationship with that national tank exchange customer and cause our delivery of propane to that particular customer to decline.

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

We are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane and crude oil. These operations face an inherent risk of exposure to general liability claims in the event that the use of these facilities results in injury or destruction of property. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums. We maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. However, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

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

Rail transportation of propane gas and crude oil have inherent operating risks.

Our operations include transporting propane gas and crude oil on rail cars. Such cargo are at risk of being damaged or lost because of events such as derailment, inclement weather, mechanical failures, grounding or collision, fire, explosion, environmental accidents, terrorism and political instability. Such occurrences could result in death or injury to persons, loss of property or environmental damage, delays in the delivery of cargo, loss of revenues, termination of contracts, governmental fines, penalties or restrictions on conducting business, higher insurance rates and damage to its or our reputation and customer relationships generally. Any of these circumstances or events could increase our costs or lower our revenues.

Our business would be adversely affected if service on the railroads we use is interrupted.

We do not own or operate the railroads on which the railcars we use are transported. Any disruptions in the operations of these railroads could adversely impact our ability to deliver product to our customers.

If we are unable to protect our information technology systems against service interruption, misappropriation of data, or breaches of security resulting from cyber security attacks or other events, or we encounter other unforeseen difficulties in the operation of our information technology systems, our operations could be disrupted, our business and reputation may suffer, and our internal controls could be adversely affected.

In the ordinary course of business, we rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) our proprietary business information and that of our suppliers and business partners, (iii) personally identifiable information of our customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, sabotage, or other disruptions.

Moreover, the efficient execution of our business is dependent upon the proper functioning of our internal systems, we depend on our management information systems to process orders, manage inventory, and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering propane on a timely basis. In addition, our staff of management information systems professionals relies heavily on the support of several key personnel and vendors. Any disruption in the operation of those management information systems, including a cyber-security breach or loss of employees knowledgeable about the operation of such systems, termination of our relationship with one or more of these key vendors or failure to continue to modify such systems effectively as our business expands could negatively affect our business.

Compliance with environmental, health and safety laws and regulations could result in costs.

Our operations are subject to stringent federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to protection of the environment or human health and safety. Compliance with current and future environmental laws and regulations may increase our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities, and even the issuance of injunctions that may restrict or prohibit some or all of its operations. Furthermore, environmental laws and regulations are subject to change, resulting in potentially more stringent requirements, and we cannot provide any assurance that the cost of compliance with current and future laws and regulations will not have a material effect on the results of operations or earnings associated with our operations.

Changes in demand for and production of hydrocarbon products could have a material adverse effect on Bridger's results of operations and cash flows.

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

The crude oil currently transported by Bridger originates from existing domestic resource basins, which naturally deplete over time. To offset this natural decline, Bridger’ assets will need access to production from newly discovered or newly developed properties. Many economic and business factors beyond our control can adversely affect the decision by producers to explore for and develop new reserves. These factors could include relatively low oil prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons. A decrease in exploration and development activities in the regions where Bridger’s assets are located could result in a decrease in volumes transported over time, which could materially and adversely affect Bridger’s results of operations and cash flows.

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

A significant driver of competition in some of the markets where Bridger operates (including, for example, the Eagle Ford, Permian Basin, and Rockies/Bakken areas) is the rapid development of new midstream energy infrastructure capacity driven by the combination of (i) significant increases in oil and gas production and development in the applicable production areas, both actual and anticipated, (ii) relatively low barriers to entry and (iii) generally widespread access to relatively low cost capital.  Accordingly, Bridger is exposed to the risk that these areas become overbuilt and/or oversupplied, resulting in an excess of oil transportation, logistics and infrastructure capacity and/or increased competition. Bridger is also exposed to the risk that expectations for oil and gas development in any particular area may not be realized or that too much logistics capacity is developed relative to the demand for services that ultimately materializes. In addition, as an established player in some markets, Bridger may also face competition from aggressive new entrants to the market that are willing to provide services at a discount in order to establish relationships and gain a foothold in the market.

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

Similarly, Bridger’s rail transportation services are subject to regulation by the DOT and other agencies. Past derailments of trains carrying crude oil brought increased attention by regulators to the transport of flammable materials by rail. In May 2015, the DOT issued final rules for oil-by-rail transportation requiring that certain older tank cars be phased out of operation and that new tank cars comply with certain design requirements. All tank cars built after October 1, 2015 must meet these new standards. DOT-111 tank cars must be retrofitted or replaced in accordance with a risk-based timeline starting on January 1, 2017 and CPC-1232 tank cars without insulating jackets must be retrofitted or replaced by April 1, 2020. Furthermore, since December 2015, the Fixing America’s Surface Transportation Act, or FAST Act, requires all tank cars to be upgraded by the DOT’s deadlines regardless of train composition. Failure to meet these compliance deadlines or other requirements could result in fines or other penalties or could render these railcars obsolete for purposes of hauling crude oil, and could affect Bridger’s costs or operations.

We are subject to federal, state and local regulations regarding issues of health, safety, transportation, and protection of natural resources and the environment related to our crude oil logistics operations. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.

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

Pursuant to the Jamex Termination Agreement, Jamex Marketing, LLC owes us amounts under a promissory note, which may not be fully collected.

On September 1, 2016, we entered into a Secured Promissory Note with Jamex Marketing, LLC (“Jamex”) pursuant to which Jamex agreed to pay us a principal amount of $49.5 million plus interest, which principal amount is due over time pursuant to an amortization schedule and with a final maturity date of December 17, 2021. Jamex’s obligations under the Secured Promissory Note are fully guaranteed by certain subsidiaries and affiliates of Jamex, and are partially guaranteed (up to a maximum of $20 million) by James Ballengee, the individual owner of Jamex, and another entity owned by Mr. Ballengee. The Secured Promissory Note obligations of Jamex and those other fully guaranteeing entities are secured by certain assets owned by those entities, actively traded marketable securities and cash, which are held in a controlled account and can be seized by us in the event of default.

Jamex, a crude oil marketing company, and its guarantor affiliates are not investment-grade entities, and we cannot be sure that we will be able to collect any or all of the amounts owed under the Secured Promissory Note. We have no control over Jamex’s business or operations, and we have no control over whether Jamex repays us with profits from its business or from amounts held in the controlled account. We also have no control over the investment strategy of the controlled account, and such amounts may be subject to market and other risks. If we are unable to collect the amounts owed under the Secured Promissory Note, that inability could have a material and adverse effect on our cash flows, liquidity and results of operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays for our customers, which could have a material adverse effect on our business.

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

We are subject to federal, state and local regulations regarding issues of health, safety, transportation, and protection of natural resources and the environment related to our water solutions operations. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.

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

Our water solutions operations are subject to other federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of produced-water and other materials. For example, our water solutions operations includes disposal into injection wells that could pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage, personal injuries and natural resource damage. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of orders to assess and clean up contamination.

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

Risks Inherent in an Investment in our Debt Securities or our Common Units

We may have difficulty renewing or replacing our secured credit facility when it matures in October 2018.
Our secured credit facility matures in October 2018. If we are unsuccessful with our strategy to reduce debt and interest expense or in our ability to maintain compliance with our debt covenants, we may be unsuccessful in renegotiating our secured credit facility. If we are unsuccessful in renegotiating our secured credit facility and are unable to secure alternative liquidity sources, we may not have the liquidity to fund our operations.
Failure to renew or replace liquidity available under our secured credit facility could have a material effect on Ferrellgas’ operating capacity and cash flows and could further restrict our ability to incur debt or pay interest on our notes which could result in an event of default that would permit the acceleration of all of our indebtedness.  The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt.  If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full and we may be unable to borrow sufficient funds to refinance debt, in which case the unitholders could experience a partial or total loss of their investment.

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

Our secured credit facility and accounts receivable securitization facility contain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants will be affected by events and circumstances beyond our control, including unseasonably warm weather that reduces demand for propane and sustained low commodity prices that reduces demand for our midstream operations, and our ability to execute on our debt and interest reduction initiatives.

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

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) be at least 1.75x before a restricted payment can be made. At July 31, 2017 this ratio was 1.50x.

These indentures allow us to make restricted payments, including but not limited to distributions on common units, of up to $50.0 million in total over a 16 quarter period while the consolidated fixed charge coverage ratio is below 1.75x. On September 14, 2017, we made a restricted payment for the quarter ended July 31, 2017 of $9.8 million which was taken from the $50.0 million restricted payment limitation, leaving $40.2 million available for future restricted payments. If our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, these indentures will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2017:

•	we had total indebtedness of approximately $2.1 billion;

•	Ferrellgas Partners had partners’ deficit of approximately $757.5 million;

•
we had total potential availability under our secured credit facility of approximately $190.3 million, although we would only be able to borrow $67.5 million as of July 31, 2017 under the existing covenants; and

•
we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $143.6 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $24.7 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2018 to 2023 that bear interest at rates ranging from 6.5% to 12.0%. Borrowings from our secured credit facility classified as "Long-term debt" of $185.7 million currently bear an interest rate of 5.0%. As of July 31, 2017, the long-term obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•	$2.6 million - 2018

•	$187.6 million - 2019;

•	$358.2 million - 2020;

•	$501.1 million - 2021;

•	$0.4 million - 2022; and

•	$975.0 million - thereafter.

Our secured credit facility provides $575.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. The obligations under this credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership. The secured credit facility will mature in October 2018.

All of the indebtedness and other obligations described above are obligations of the operating partnership except for $357.0 million in aggregate principal value of senior notes due in 2020 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

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

We typically borrow on the operating partnership’s secured credit facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on these facilities to fund debt service payments, distributions to our unitholders, acquisition and capital expenditures. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. As of July 31, 2017, the leverage ratio covenant under the secured credit facility limited additional borrowings to $67.5 million. If we were to experience an unexpected significant increase in these requirements or have insufficient funds to fund distributions, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

Subject to the limitations on restricted payments contained in the indenture that governs Ferrellgas Partners’ outstanding notes, the instruments governing the outstanding indebtedness of the operating partnership and any other agreement that will govern any debt Ferrellgas Partners or the operating partnership may incur in the future, the partnership agreements of both Ferrellgas Partners and the operating partnership require us to distribute all of our available cash each fiscal quarter to our limited partners and our general partner and do not require us to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. As a result of these distribution requirements, we do not expect either Ferrellgas Partners or the operating partnership to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions and because we are not required to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership, such distributions could significantly reduce the cash available to us in subsequent periods to make payments on any debt securities of Ferrellgas Partners or the operating partnership.

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

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2017, the operating partnership had approximately $1.8 billion of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

•
distributing amounts in excess of 100% of available cash for the immediately preceding fiscal quarter if its consolidated fixed charge coverage ratio as defined in the indenture is less than 1.75 to 1.00;  or

•
distributing amounts in excess of $50.0 million less any restricted payments made for the prior sixteen fiscal quarters plus the aggregate cash contributions made to us during that period if its consolidated fixed charge coverage ratio as defined in the indenture is less than or equal to 1.75 to 1.00.

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

We no longer qualify as a “well-known seasoned issuer,” which limits our ability to access the capital markets in a timely fashion.

The filing of this annual report will render us unable to use our currently effective universal shelf Form S-3 registration statement as we no longer meet the criteria of a “well-known seasoned issuer” under which the Form S-3 registration statement was originally filed as an automatic shelf registration statement. This is a result of our non-affiliated common unitholder public float being less than $700.0 million. If we wish to continue to use such registration statement to issue securities from time to time, we will need to file a post-effective amendment to the registration statement to convert it to a non-automatic shelf registration statement that we are eligible to use. Such post-effective amendment is subject to review by the SEC and must be declared effective by the SEC, which could delay our ability to raise debt or equity capital under the registration statement and adversely affect our ability to access financing and the capital markets in a timely fashion.

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

We are currently undertaking a debt and interest expense reduction strategy. As such, we may engage in transactions that could have significant adverse tax consequences to our unitholders. For example, we may sell some of our assets and use the proceeds to pay down debt or fund capital expenditures rather than distributing the proceeds to our unitholders, and some or all of our unitholders may be allocated substantial taxable income and gain resulting from the sale without receiving a cash distribution. We may also engage in transactions to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, that could result in cancellation of indebtedness income (COD income) being allocated to our unitholders as taxable income. Any COD income may cause a unitholder to be allocated income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder.
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

We estimate that a person who acquires common units in the 2017 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2017 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

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

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our General Partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We own or lease the following transportation equipment at July 31, 2017 that is utilized primarily in the distribution of propane and related equipment sales operations:

	Owned	Leased	Total
Truck tractors	106	85	191
Propane transport trailers	272	2	274
Portable tank delivery trucks	210	303	513
Portable tank exchange delivery trailers	233	62	295
Bulk propane delivery trucks	720	740	1,460
Pickup and service trucks	648	386	1,034
Passenger vehicles	7	64	71
Other trailers	27	—	27
Railroad tank cars	—	63	63

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units.  At July 31, 2017, our propane distribution locations were comprised of 61 service centers and 789 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 22 independently-owned distributors at July 31, 2017.

We owned approximately 49.5 million gallons of propane storage capacity at our propane distribution locations at July 31, 2017. We owned our land and buildings in the local markets of approximately 60% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2017.

We owned approximately 0.8 million propane tanks at July 31, 2017, most of which are located on customer property and rented to those customers. We also owned approximately 4.1 million portable propane tanks at July 31, 2017, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2017, we leased approximately 57.2 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

We own or lease the following transportation equipment at July 31, 2017 that is utilized primarily within our midstream operations - crude oil logistics business:

	Owned	Leased	Total
Truck tractors	353	1	354
Pickup and service trucks	27	8	35
Passenger vehicles	6	—	6
Crude oil trailers	619	35	654
Other trailers	83	11	94
Railroad tank cars	1,292	—	1,292
Pipeline injection terminals	10	—	10

Additionally, at July 31, 2017, our crude oil logistics business also included approximately 20 MBbls/d of capacity on multiple crude oil pipelines.

We own salt water disposal sites for use in our midstream operations - water solutions business. The location of the facilities and the permitted processing capacities at which the facilities operate are summarized below:

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

At July 31, 2017, we owned 65.7 acres of land in the Eagle Ford shale region of south Texas that house three of our salt water disposal sites and we leased 272.6 acres of land in the Eagle Ford shale region of south Texas that house seven of our salt water disposal sites.

At July 31, 2017, we leased 73,988 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area.

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

We have been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel.  The Federal Court for the Western District of Missouri has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs have filed an appeal, which resulted in a reversal of the district court’s dismissal. We intend to file a petition for a writ of certiorari with the U.S. Supreme Court. The direct customer plaintiffs have agreed to a stay of the case pending a decision on the petition and, if granted, the appeal. A direct appeal by the indirect customer plaintiffs remains pending. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use. Plaintiffs voluntarily dismissed these claims in exchange for a waiver of costs.

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

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements and made a claim for severance. In September 2017 we reached a settlement with Mr. Rios and Mr. Gamboa.

We and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that we transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger, and that Bridger therefore should be responsible for the amount owed pursuant to the arbitration. We believe that we and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however we believe that the amount of such damage claims, if ultimately owed to Eddystone, likely would be material. We intend to vigorously defend this claim. The lawsuit is in its very early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, Eddystone filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities, asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2017, we had 515 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared Per Unit
2016 Fiscal Year
First Quarter	$22.64	$19.54	$0.5125
Second Quarter	20.98	14.36	0.5125
Third Quarter	18.81	15.16	0.5125
Fourth Quarter	20.68	16.48	0.5125

2017 Fiscal Year
First Quarter	$20.43	$8.73	$0.10
Second Quarter	8.68	5.21	0.10
Third Quarter	7.62	5.76	0.10
Fourth Quarter	5.96	4.26	0.10

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

As more fully described in Item 7. Management's Discussion & Analysis under the subheading "Financial Covenants", the indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) be at least 1.75x before a restricted payment can be made. At July 31, 2017 this ratio was 1.50x.

This covenant allows us to make restricted payments of up to $50.0 million in total over a 16 quarter period while the consolidated fixed charge coverage ratio is below 1.75x. On September 14, 2017, we made a restricted payment for the quarter ended July 31, 2017 of $9.8 million and now have $40.2 million available for future restricted payments. If our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

Recent Sales of Unregistered Securities

There were none during fiscal 2017.

Repurchase of Equity Securities

There were none during the fourth quarter of fiscal 2017.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest, in the operating partnership. All of the common equity of Ferrellgas Partners Finance

Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2017, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2017 or fiscal 2016. The operating partnership may distribute cash to its partners at least four times per fiscal year, as well as any other time necessary (including in connection with acquisitions). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” for a discussion of its distributions during fiscal 2017. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.     SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2017	2016	2015	2014	2013
Income statement data:
Total revenues	$1,930,277	$2,039,367	$2,024,390	$2,405,860	$1,975,467
Interest expense	152,485	137,937	100,396	86,502	89,145
Asset impairments	—	658,118	—	—	—
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(54,207)	(665,415)	29,620	33,211	56,426
Basic and diluted net earnings (loss) per common unitholders’ interest	(0.55)	(6.68)	0.35	0.41	0.71
Cash distributions declared per common unit	0.40	2.05	2.00	2.00	2.00

Balance sheet data:
Working capital (1)	$(43,782)	$(77,062)	$(44,371)	$9,891	$(21,305)
Total assets	1,609,969	1,683,306	2,437,729	1,553,564	1,342,163
Long-term debt	1,995,795	1,941,335	1,778,065	1,273,508	1,093,075
Partners' capital (deficit)	(757,510)	(651,780)	207,709	(111,646)	(86,627)

Operating data (unaudited):
Propane sales volumes (gallons)	791,123	778,892	878,846	946,570	901,370
Crude oil hauled (barrels)	49,249	79,411	10,447	—	—
Crude oil sold (barrels)	7,470	6,860	702	—	—

Capital expenditures:
Maintenance	$17,138	$16,877	$19,449	$18,138	$15,248
Growth	29,227	96,058	50,388	32,843	25,916
Acquisition	4,395	28,245	901,612	169,430	31,919
Total	$50,760	$141,180	$971,449	$220,411	$73,083

Supplemental data (unaudited):
Adjusted EBITDA (a)	$230,063	$344,730	$300,184	$288,148	$272,249

	Ferrellgas Partners, L.P.
	Year Ended July 31,
Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA and Distributable cash flow attributable to common unit holders:	2017	2016	2015	2014	2013
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(54,207)	$(665,415)	$29,620	$33,211	$56,426
Income tax expense (benefit)	(1,143)	(36)	(315)	2,516	1,855
Interest expense	152,485	137,937	100,396	86,502	89,145
Depreciation and amortization expense	103,351	150,513	98,579	84,202	83,344
EBITDA	200,486	(377,001)	228,280	206,431	230,770
Asset impairments	—	658,118	—	—	—
Loss on extinguishment of debt	—	—	—	21,202	—
Non-cash employee stock ownership plan compensation charge	15,088	27,595	24,713	21,789	15,769
Non-cash stock and unit-based compensation charge	3,298	9,324	25,982	24,508	13,545
Loss on asset sales and disposals	14,457	30,835	7,099	6,486	10,421
Other (income) expense, net	(1,474)	(110)	350	479	(565)
Severance charges	1,959	1,453	—	—	—
Change in fair value of contingent consideration	—	(100)	(6,300)	5,000	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	—	806	1,749	1,568
Acquisitions and transition expenses	—	99	16,373	—	—
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives	(3,457)	1,137	2,412	—	—
Net earnings (loss) attributable to noncontrolling interest	(294)	(6,620)	469	504	741
Adjusted EBITDA (a)	230,063	344,730	300,184	288,148	272,249
Net cash interest (b)	(143,588)	(132,860)	(96,150)	(83,686)	(83,495)
Maintenance capital expenditures (c)	(16,935)	(17,137)	(19,612)	(17,673)	(15,070)
Cash paid for taxes	(310)	(777)	(712)	(816)	(550)
Proceeds from asset sales	7,952	6,023	5,905	4,524	9,980
Distributable cash flow attributable to equity investors (d)	77,182	199,979	189,615	190,497	183,114
Less: Distributable cash flow attributable to general partner and non-controlling interest	(1,544)	(4,000)	(3,792)	(3,810)	(3,663)
Distributable cash flow attributable to common unitholders (e)	75,638	195,979	185,823	186,687	179,451
Less: Distributions paid to common unitholders	(78,936)	(202,119)	(165,433)	(159,316)	(158,087)
Distributable cash flow surplus/(shortage)	$(3,298)	$(6,140)	$20,390	$27,371	$21,364

(a) Adjusted EBITDA is a non-GAAP measure. It is calculated as earnings before income tax expense (benefit), interest expense, depreciation and amortization expense, asset impairments, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on asset sales and disposal, other (income) expense, net, severance charges, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses, unrealized (non-cash) loss (gain) on changes in fair value of derivatives and net earnings (loss) attributable to non-controlling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

(1) Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
	Year Ended July 31,
	2017	2016	2015	2014	2013
Income statement data:
Total revenues	$1,930,277	$2,039,367	$2,024,390	$2,405,860	$1,975,467
Interest expense	127,188	121,818	84,227	70,332	72,974
Asset impairments	—	658,118	—	—	—
Net earnings (loss)	(29,059)	(655,391)	46,427	49,907	73,375

Balance sheet data:
Working capital (1)	$(39,595)	$(75,149)	$(41,986)	$11,901	$(19,289)
Total assets	1,609,948	1,683,213	2,435,603	1,553,516	1,341,878
Long-term debt	1,649,270	1,760,881	1,598,033	1,093,897	913,886
Partners' capital (deficit)	(406,798)	(469,413)	390,126	69,925	94,476

Operating data (unaudited):
Propane sales volumes (gallons)	791,123	778,892	878,846	946,570	901,370
Crude oil hauled (barrels)	49,249	79,411	10,447	—	—
Crude oil sold (barrels)	7,470	6,860	702	—	—

Capital expenditures:
Maintenance	$17,138	$16,877	$19,449	$18,138	$15,248
Growth	29,227	96,058	50,388	32,843	25,916
Acquisition	4,395	28,245	901,612	169,430	31,919
Total	$50,760	$141,180	$971,449	$220,411	$73,083

Supplemental data (unaudited):
Adjusted EBITDA (a)	$230,202	$345,250	$300,288	$288,125	$272,269

	Ferrellgas, L.P.
	Year Ended July 31,
Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA :	2017	2016	2015	2014	2013
Net earnings (loss)	$(29,059)	$(655,391)	$46,427	$49,907	$73,375
Income tax expense (benefit)	(1,149)	(41)	(384)	2,471	1,838
Interest expense	127,188	121,818	84,227	70,332	72,974
Depreciation and amortization expense	103,351	150,513	98,579	84,202	83,344
EBITDA	200,331	(383,101)	228,849	206,912	231,531
Asset impairments	—	658,118	—	—	—
Loss on extinguishment of debt	—	—	—	21,202	—
Non-cash employee stock ownership plan compensation charge	15,088	27,595	24,713	21,789	15,769
Non-cash stock and unit-based compensation charge	3,298	9,324	25,982	24,508	13,545
Loss on asset sales and disposals	14,457	30,835	7,099	6,486	10,421
Other (income) expense, net	(1,474)	(110)	354	479	(565)
Severance charges	1,959	1,453	—	—	—
Change in fair value of contingent consideration	—	(100)	(6,300)	5,000	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	—	806	1,749	1,568
Acquisition and transition expenses	—	99	16,373	—	—
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives	(3,457)	1,137	2,412	—	—
Adjusted EBITDA (a)	$230,202	$345,250	$300,288	$288,125	$272,269

(a) Adjusted EBITDA is a non-GAAP measure. It is calculated as earnings before income tax expense (benefit), interest expense, depreciation and amortization expense, asset impairments, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on asset sales and disposal, other (income) expense, net, severance charges, change in fair value of contingent consideration and litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses and unrealized (non-cash) loss (gain) on changes in fair value of derivatives. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(1) Working capital is the sum of current assets less current liabilities.

Our capital expenditures fall generally into three categories:

•	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;

•
growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity; and

•
acquisition capital expenditures, which include expenditures related to the acquisition of propane operations and related equipment sales and midstream operations and represent the total cost of acquisitions less working capital acquired.

Factors that materially affect the comparability of the information reflected in selected financial data

During fiscal 2014, the prepayment of outstanding principal amounts of fixed rate senior notes resulted in an amount recorded as “Loss on extinguishment of debt.”

During fiscal 2015, 2014, and 2013, a class action lawsuit resulted in a litigation accrual and related legal fees.

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

During fiscal 2016, Ferrellgas committed to a plan to dispose of tractor trucks in its Midstream operations - crude oil logistics business. As a result of these activities, Ferrellgas recorded a loss of approximately $13.8 million included in "Loss on asset sales and disposals."

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

As a result of the Jamex Termination Agreement in the first quarter of fiscal 2017, which is described in detail in Item 1. Business under the subheading "Termination of Bridger agreement with Jamex Marketing, LLC", the results of operations in our Midstream operations segment decreased materially.

During fiscal 2017, quarterly distributions paid to common unitholders were reduced from $0.5125 per quarter, an annual distribution rate of $2.05, to $0.10 per quarter, an annual distribution rate of $0.40.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•
because Ferrellgas Partners has outstanding $357.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of operations in their respective consolidated financial statements; and

•	Ferrellgas Partners issued common units during fiscal 2016 and repurchased common units in fiscal 2016 and 2017.

Recent developments

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

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the consolidated leverage ratio and the consolidated interest coverage ratio covenants under the secured credit facility and accounts receivable securitization facility and in compliance with the covenants under the operating partnership's indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders. If Ferrellgas Partners does not make interest payments on its unsecured notes, that would constitute an event of default, which would permit the acceleration of the obligations underlying the indenture, including all outstanding principal owed. The accelerated obligations would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If Ferrellgas' debt obligations are accelerated, Ferrellgas may be unable to borrow sufficient funds to refinance debt in which case unitholders could experience a partial or total loss of their investment.

Before a restricted payment (as defined in the Ferrellgas Partners indenture) can be made by Ferrellgas Partners, Ferrellgas Partners must be in compliance with the consolidated fixed charge coverage ratio covenant under the Ferrellgas Partners indenture. If Ferrellgas Partners is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders.

A breach of the consolidated leverage ratio covenant or the consolidated interest coverage ratio covenant under the secured credit facility and the accounts receivable securitization facility would also result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and would give the lenders and receivables purchasers the right to accelerate the operating partnership’s obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

Consolidated leverage ratio

Our consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA (both as adjusted for certain, specified items) of the operating partnership, as detailed in our secured credit facility and our accounts receivable securitization facility. During fiscal 2016, our secured credit facility and our accounts receivable securitization facility required the operating partnership to maintain a consolidated leverage ratio of no more than 5.5x as of each fiscal quarter end. Our consolidated leverage ratio was 5.48x as of July 31, 2016, which would have permitted approximately $8.1 million of additional borrowing capacity or approximately $1.5 million less EBITDA as of July 31, 2016. The narrow margin in this covenant was due primarily to several factors including higher debt caused by: (1) a $44.8 million unpaid accounts receivable balance due from Jamex at July 31, 2016; (2) the $45.9 million purchase of 2.4 million common units from Jamex in November 2015; (3) a $16.9 million purchase of 0.9 million of Ferrellgas Partners' common units from Jamex on September 1, 2016; (4) Bridger's growth capital expenditures of approximately $52.4 million; and lower EBITDA caused by: (1) the warm weather in fiscal 2016 which was 19% warmer than normal and 16% warmer than fiscal 2015, which led to reduced demand for propane; and (2) the decline in our water solutions business. As a result of these factors, and the Jamex Termination Agreement discussed above, on September 27, 2016, we entered into a fifth amendment to our secured credit facility and a fourth amendment to our accounts receivable securitization facility to modify our maximum consolidated leverage ratio covenant.

During the quarter ended January 31, 2017, our results of operations were negatively impacted by sustained temperatures that were 14% warmer than normal throughout our operating areas. In order to avoid a violation of both the fifth amendment to our secured credit facility and the fourth amendment to our accounts receivable credit facility, Ferrellgas Partners sold in a private placement offering $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, at 96% of par. Net proceeds from the offering of approximately $166.1 million were contributed to the operating partnership, which used the net proceeds to repay borrowings under our secured credit facility.

As a result of the factors discussed above and the continued significantly warmer than normal temperatures during the quarter ended April 30, 2017, which were 19.5% warmer than normal throughout our operating areas, on April 28, 2017, we entered into a sixth amendment to our secured credit facility and a fifth amendment to our accounts receivable facility to modify our maximum consolidated leverage ratio covenant and our consolidated interest ratio covenant. The amendment to our secured credit facility also (1) reduces the maximum amount available to be borrowed from $700 million to $575 million, (2) increases the pricing of loans when our leverage ratio is greater than or equal to 6.00x from LIBOR plus 3.50% to LIBOR plus 3.75% and when our leverage ratio is greater than or equal to 7.00x from LIBOR plus 3.50% to LIBOR plus 4.00%, (3) limits the amount of distributions (other than distributions to Ferrellgas Partners for payments of interest payable on its unsecured notes) that the operating partnership may make to Ferrellgas Partners to $10 million per quarter (Ferrellgas Partners' current distribution rate is $9.8 million per quarter) until the leverage ratio is less than 5.50x, (4) reduces the amount of investments we can make when our leverage ratio is greater than 5.50x from $200 million to $50 million, and (5) requires us to reduce our secured credit facility with 50% of the net cash proceeds received from any equity sale.

On April 28, 2017, the maximum consolidated leverage covenant was modified as follows:

	Maximum leverage ratio	Maximum leverage ratio
Date	(prior to amendments)	(after amendments)
July 31, 2017	6.05	7.75
October 31, 2017	5.95	7.75
January 31, 2018	5.95	7.75
April 30, 2018	5.50	7.75
July 31, 2018 & thereafter	5.50	5.50

Our consolidated leverage ratio was 7.46x as of July 31, 2017, which permits approximately $67.5 million of additional borrowing capacity or approximately $8.7 million less EBITDA. This covenant also restricts the operating partnership's ability to make payments to Ferrellgas Partners for purposes of funding quarterly common unit distributions as discussed above.

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

Our consolidated interest ratio was 1.99x as of July 31, 2017, which permits approximately $15.9 million of additional interest expense or approximately $27.8 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, these indentures allow us to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of July 31, 2017, the ratio was 1.50x. As a result, the $9.8 million distribution paid to common unitholders on September 14, 2017 was taken from the $50.0 million restricted payment limitation, leaving $40.2 million for future restricted payments. If our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

Debt and interest expense reduction strategy

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

If we are unsuccessful with our strategy to reduce debt and interest expense, or are unsuccessful in renegotiating our secured credit facility, which matures in October 2018, or are unable to secure alternative liquidity sources, we may not have the liquidity to fund our operations after that maturity date.

Failure to maintain compliance with these and other covenants in our agreements or failure to renew or replace liquidity available under the secured credit facility could have a material effect on our liquidity and cash flows and could further restrict our ability to incur debt, pay interest on the notes or to make cash distributions to unitholders. An inability to pay interest on the notes could result in an event of default that would permit the acceleration of all of our indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full and we may be unable to borrow sufficient funds to refinance debt, in which case the unitholders could experience a partial or total loss of their investment.

Further, if we are unsuccessful in renegotiating our secured credit facility prior to the issuance of our first quarter Form 10-Q for the three month period ending October 31, 2017, the entire balance outstanding under the secured credit facility will be considered a current liability and, in the absence of a plan to renew or refinance this debt, that condition may raise substantial doubt about our ability to continue as a going concern. Either of these events could lead to rating agency downgrades, decreases in trade credit and increased collateral requirements from our counterparties.

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7%, which decreased to 2.8% as a result of Ferrellgas reducing its quarterly distribution rate to $0.10, and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first quarterly interest payment of approximately $0.9 million was received in December 2016 and the first and second quarterly principal and interest payments of approximately $2.8 million each were received in March and June 2017. The maturity date of the Jamex Secured Promissory Note is December 17, 2021, and Jamex may prepay the Secured Promissory Note in whole or in part at any time.

The Jamex Revolving Promissory Note, which provides Jamex with access to working capital liquidity to meet their unrelated and ongoing crude oil marketing and other business needs, has an annual interest rate of 0% (which rate would be increased in case of a default), and contains certain conditions precedent to the operating partnership’s obligation to make any advances thereunder. Each borrowing under the Jamex Revolving Promissory Note must be repaid within 10 days, and the ultimate maturity date of the Jamex Revolving Promissory Note is the earlier of September 1, 2021 and the date on which all obligations under the Jamex Secured Promissory Note are repaid. As of July 31, 2017, there were no outstanding borrowings under the Jamex Revolving Promissory Note

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $42.5 million note receivable as of July 31, 2017.

During the year ended July 31, 2016, approximately 60% and 80% of Bridger's gross margin and EBITDA, respectively, was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger’s largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, we determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, we began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger was unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it was unlikely that Bridger would continue to make any deliveries under the existing agreement. As of the date of this assessment, we did not anticipate any material contribution to revenue or EBITDA from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend we anticipated would continue into fiscal 2017 and beyond.

As a result of the expected decline in our future cash flows from Bridger's operations, as well as individual asset groups, which resulted from the termination of the Jamex TLA and the decline in our trucking operations as a result of continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate, we performed impairment testing during the fourth quarter of fiscal 2016 for this reporting unit's indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment and goodwill. As a result of the impairment testing performed, we recorded asset impairment charges of $628.8 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill during the year ended July 31, 2016.

Distributions

On August 22, 2017 the board of directors of our general partner announced a quarterly distribution of $0.10, payable on September 14, 2017, to all unitholders of record as of September 7, 2017, which equates to an annual distribution rate of $0.40. On June 14, 2017, March 10, 2017, and on December 15, 2016, we also paid a quarterly distributions of $0.10.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on Adjusted EBITDA. We do not utilize depreciation, depletion and amortization expense in our key measures, because we focus our performance management on cash flow generation and our assets have long useful lives.

Segment Disclosure

Propane operations and related equipment sales

Based on our propane sales volumes in fiscal 2017, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

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

Weather conditions have a significant impact on demand for propane for heating purposes primarily during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a continued warming trend, we could expect nationwide demand for propane for heating purposes to decrease which could lead to a reduction in our sales, income and liquidity availability as well as impact our ability to maintain compliance with our debt covenants.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2018 and 2019 sales commitments and, as of July 31, 2017, have experienced net mark-to-market gains of approximately $15.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2017, we estimate 57% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.
Midstream operations

Our midstream operations primarily include crude oil logistics ("Bridger Logistics"). Bridger Logistics primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger Logistics services include transportation through its operation of a fleet of trucks, tank trailers, railcars and pipeline injection terminals. We primarily operate in major oil and gas basins across the continental United States. Our crude oil logistics operations also enters into crude oil purchase and sales arrangements. We manage our exposure to price fluctuations by using back-to-back contracts and financial hedging positions.

Summary Discussion of Results of Operations:
For the years ended July 31, 2017 and 2016

During fiscal 2017, we generated a net loss attributable to Ferrellgas Partners L.P. of $54.2 million, compared to a net loss of $665.4 million during fiscal 2016.

Our propane operations and related equipment sales segment generated operating income of $187.9 million during fiscal 2017, compared to $204.9 million during fiscal 2016. The primary reason for the decrease in operating income was due to decreased gross margin on propane and other gas liquid sales due to a change in customer mix, an overall increase in the wholesale cost of propane and a decrease in the sales of certain lower margin equipment, partially offset by a decrease in operating expenses related to general liability and workers compensation costs and vehicle fuel costs.

Our midstream operations segment generated operating losses of $26.3 million during fiscal 2017 compared to $648.3 million of operating loss during fiscal 2016. Prior year results from our midstream operations include impairment charges of $658.1 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill, and there was no such impairment in fiscal 2017. This decrease in operating losses was offset by the impact of the termination of the Jamex TLA, as discussed above, and the decline in trucking and rail operations.

Corporate operations recognized an operating loss of $66.2 million during fiscal 2017, compared to an operating loss of $90.8 million recognized during fiscal 2016, primarily due to $12.5 million of decreased non-cash employee stock ownership plan compensation charges and a $6.0 million decrease in non-cash stock based compensation charges.

“Interest expense” for Ferrellgas increased $14.5 million primarily due to a higher interest rate on the new senior notes issued in January 2017 by Ferrellgas to refinance a portion of the operating partnership's credit facility and due to increased interest rates on credit facility borrowings.

Distributable cash flow attributable to equity investors decreased to $77.2 million in fiscal 2017 from $200.0 million in fiscal 2016 primarily due to a $95.9 million decrease in Adjusted EBITDA from our midstream operations segment resulting from the termination of the Jamex TLA and decline in trucking operations, as discussed above. A decrease in Adjusted EBITDA of $21.3 million in our propane operations and related equipment sales segment also contributed to this decrease in distributable cash flow attributable to equity investors.

Distributable cash flow shortage decreased to $3.3 million in fiscal 2017 from $6.1 million in fiscal 2016, primarily due to a $123.2 million decrease in distributions paid to common unitholders, substantially offset by a $95.9 million decrease in Adjusted EBITDA from our midstream operations segment, as discussed above, and a $21.3 million decrease in Adjusted EBITDA from our propane operations and related equipment sales segment, as discussed above.

For the years ended July 31, 2016 and 2015

During fiscal 2016, we generated a net loss attributable to Ferrellgas Partners L.P. of $665.4 million, compared to net earnings attributable to Ferrellgas Partners L.P. of $29.6 million during fiscal 2015.

Our propane operations and related products segment generated operating income of $204.9 million during fiscal 2016, compared to $239.3 million during fiscal 2015. The primary reason for the decrease in the operating income during fiscal 2016 compared to fiscal 2015 was decreased gross margin related to decreased propane sales volumes. Propane volumes decreased primarily due to winter degree day temperatures that were 16% warmer than those in the prior year.

Our midstream operations segment expanded with the Bridger acquisition in June 2015. We generated an operating loss of $648.3 million during fiscal 2016 as compared to operating income of $1.3 million during fiscal 2015. As a result of the expected decline in our future cash flows from operations for this segment in total, as well as individual asset groups in this segment, which resulted from the termination of the Jamex TLA and the decline in our trucking operations as a result of continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate, fiscal 2016 results include asset impairment charges of $658.1 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill. Excluding the effect of asset impairment charges, this segment generated $154.0 million of gross margin and operating income of $9.8 million during fiscal 2016.

Corporate operations recognized an operating loss of $90.8 million during fiscal 2016 compared to an operating loss of $110.0 million recognized during fiscal 2015. Corporate operations incurred $16.4 million in expenses in fiscal 2015 related to the acquisition and integration of Bridger that was not repeated in fiscal 2016, $16.7 million of decreased non-cash stock based compensation charges, partially offset by a $6.0 million increase in general and administrative expense primarily related to the Bridger acquisition.

In fiscal 2016, interest expense for Ferrellgas and the operating partnership increased $37.5 million primarily due to the issuance in June 2015 of $500.0 million of new debt incurred to fund the Bridger acquisition and growth capital expenditures.

Distributable cash flow to equity investors increased from $189.6 million in the prior period to $200.0 million in the current period primarily due to a $89.6 million increase in Adjusted EBITDA from our midstream operations segment substantially offset by a $39.1 million decrease in Adjusted EBITDA from our propane operations and related equipment sales segment, a $36.7 million increase in net cash interest expense paid and a $6.0 million decrease in Adjusted EBITDA from our corporate operations.

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

Consolidated Results of Operations

(amounts in thousands)	Year ended July 31,
	2017	2016	2015
Total revenues	$1,930,277	$2,039,367	$2,024,390
Total cost of sales	1,190,861	1,161,904	1,224,511
Operating expense	432,412	459,178	437,457
Depreciation and amortization expense	103,351	150,513	98,579
General and administrative expense	49,617	56,635	77,238
Equipment lease expense	29,124	28,833	24,273
Non-cash employment stock ownership plan compensation charge	15,088	27,595	24,713
Asset impairments	—	658,118	—
Loss on asset sales and disposal	14,457	30,835	7,099
Operating income (loss)	95,367	(534,244)	130,520
Interest expense	(152,485)	(137,937)	(100,396)
Other income (expense), net	1,474	110	(350)
Earnings (loss) before income taxes	(55,644)	(672,071)	29,774
Income tax benefit	(1,143)	(36)	(315)
Net earnings (loss)	(54,501)	(672,035)	30,089
Net earnings (loss) attributable to noncontrolling interest	(294)	(6,620)	469
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(54,207)	(665,415)	29,620
Less: General partner's interest in net earnings (loss)	(542)	(6,654)	296
Common unitholders' interest in net earnings (loss)	$(53,665)	$(658,761)	$29,324
Non-GAAP Financial Measures

In this Annual Report we present three primary non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, and Distributable cash flow attributable to common unitholders.

Adjusted EBITDA. Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposal, other income (expense), net, change in fair value of contingent consideration (included in operating expense), severance costs, litigation accrual and related legal fees associated with a class action lawsuit, unrealized (non-cash) losses (gains) on changes in fair value of derivatives, acquisition and transition expenses and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Equity Investors. Distributable cash flow attributable to equity investors is calculated as Adjusted EBITDA minus net cash interest expense, maintenance capital expenditures, cash paid for taxes, and proceeds from asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table summarizes EBITDA, Adjusted EBITDA and distributable cash flow for the periods indicated:

(amounts in thousands)
Fiscal year ended July 31	2017	2016	2015
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(54,207)	$(665,415)	$29,620
Income tax benefit	(1,143)	(36)	(315)
Interest expense	152,485	137,937	100,396
Depreciation and amortization expense	103,351	150,513	98,579
EBITDA	200,486	(377,001)	228,280
Non-cash employee stock ownership plan compensation charge	15,088	27,595	24,713
Non-cash stock based compensation charge	3,298	9,324	25,982
Asset impairments	—	658,118	—
Loss on asset sales and disposal	14,457	30,835	7,099
Other income (expense), net	(1,474)	(110)	350
Change in fair value of contingent consideration (included in operating expense)	—	(100)	(6,300)
Severance costs	1,959	1,453	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	—	806
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	(3,457)	1,137	2,412
Acquisition and transition expenses	—	99	16,373
Net earnings (loss) attributable to noncontrolling interest	(294)	(6,620)	469
Adjusted EBITDA	230,063	344,730	300,184
Net cash interest expense (a)	(143,588)	(132,860)	(96,150)
Maintenance capital expenditures (b)	(16,935)	(17,137)	(19,612)
Cash paid for taxes	(310)	(777)	(712)
Proceeds from asset sales	7,952	6,023	5,905
Distributable cash flow to equity investors	77,182	199,979	189,615
Distributable cash flow attributable to general partner and non-controlling interest	(1,544)	(4,000)	(3,792)
Distributable cash flow attributable to common unitholders	75,638	195,979	185,823
Distributions paid to common unitholders	(78,936)	(202,119)	(165,433)
Distributable cash flow excess/(shortage) (c)	$(3,298)	$(6,140)	$20,390

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(c)
Distributable cash flow excess is retained to establish reserves for future distributions, reduce debt, fund capital expenditures and for other partnership purposes. Distributable cash flow shortages are funded from previously established reserves, cash on hand or borrowings under our secured credit facility or accounts receivable securitzation facility.

Segment Operating Results for the years ended July 31, 2017 and 2016

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions. We acquired Bridger in June 2015; accordingly, fiscal 2016 is the first full year that Bridger's results were included in our operations. Results for fiscal 2017 as well as future results for our Midstream operations segment have been materially, negatively impacted by the termination of the Jamex TLA, as discussed above, and the decline in our trucking operations as a result of continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate, as more fully described elsewhere herein.

Propane operations and related equipment sales

The following table summarizes propane sales volumes and financial results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)
			Increase
Fiscal year ended July 31,	2017	2016	(Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	564,872	552,771	12,101	2%
Wholesale - Sales to Resellers	226,251	226,121	130	—%
	791,123	778,892	12,231	2%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$852,130	$777,830	$74,300	10%
Wholesale - Sales to Resellers	396,100	375,845	20,255	5%
Other Gas Sales (a)	70,182	48,693	21,489	44%
Other (b)	145,162	211,761	(66,599)	(31)%
Propane operations and related equipment revenues	1,463,574	1,414,129	49,445	3%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	434,047	448,255	(14,208)	(3)%
Wholesale - Sales to Resellers (a)	190,210	189,680	530	—%
Other (b)	77,895	85,524	(7,629)	(9)%
Propane operations and related equipment gross margin	702,152	723,459	(21,307)	(3)%
Operating, general and administrative expense (d)	406,764	414,103	(7,339)	(2)%
Equipment lease expense	26,220	25,481	739	3%

Operating income	187,875	204,910	(17,035)	(8)%
Depreciation and amortization expense	72,095	69,785	2,310	3%
Loss on asset sales and disposals	9,198	9,180	18	—%
Severance costs	253	1,287	(1,034)	NM
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	(3,997)	1,585	(5,582)	NM
Adjusted EBITDA	$265,424	$286,747	$(21,323)	(7)%

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

Propane sales volumes during fiscal 2017 increased 2% or 12.2 million gallons, from that of the prior fiscal year period due to increased gallon sales to retail customers.

Weather in the more highly concentrated geographic areas we serve for fiscal 2017 was approximately 18% warmer than normal and 1% cooler than that of the prior fiscal year period. We believe retail customer sales volumes increased due to the relatively cooler weather compared to the prior year, and our strategy to increase market share with competitive pricing arrangements for new customers.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during fiscal 2017 averaged 42% and 43% more than the prior fiscal year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.61 and $0.43 per gallon during fiscal 2017 and 2016, respectively, while the wholesale market price at Conway, Kansas averaged $0.57 and $0.40 per gallon during fiscal 2017 and 2016, respectively. We believe this increase in the wholesale cost of propane contributed to our decline in gross margin.

Revenues

Retail sales increased $74.3 million compared to the prior period. This increase resulted primarily from a $57.3 million increase in sales price per gallon and $17.0 million from increased sales volumes, as discussed above.

Wholesale sales increased $20.3 million compared to the prior period. This increase resulted primarily from a $22.7 million increase in sales price per gallon, as discussed above.

 Other gas sales increased $21.5 million compared to the prior year period primarily due to an increase in sales price per gallon.

Other revenues decreased $66.6 million compared to the prior year period, primarily due to decrease in the sales of certain lower margin equipment.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $13.7 million compared to the prior year period. This resulted primarily from a $13.9 million decrease in gross margin per gallon. Gross margin declines were primarily the result of a change in customer mix and an overall increase in the wholesale cost of propane, as discussed above.

Gross margin - Other

Gross margin decreased $7.6 million primarily due to a decrease in the sale of certain lower margin equipment.

Operating income

Operating income decreased $17.0 million primarily due to a $13.7 million decrease in "Gross margin - Propane and other gas liquids sales", a $7.6 million decrease in "Gross margin - Other", both as discussed above, partially offset by a $7.3 million decrease in "Operating, general and administrative expense." "Operating, general and administrative expense" decreased primarily due to a $4.1 million decrease in general liability and workers compensation costs and $3.9 million decrease in vehicle fuel costs, which includes a $5.6 million unrealized favorable change in fair value of derivatives.

Adjusted EBITDA

Adjusted EBITDA decreased $21.3 million primarily due to a $13.7 million decrease in "Gross margin - Propane and other gas liquids sales", a $7.6 million decrease in "Gross margin - Other", both as discussed above, partially offset by a $0.7 million decrease in operating, general and administrative expense. Operating, general and administrative expense decreased primarily due to a $4.1 million decrease in general liability and workers compensation costs, partially offset by a $4.8 million increase in vehicle fuel and other vehicle costs.

Midstream operations

The following table summarizes the volume of product sold and hauled, and the financial results of our midstream operations segment for the periods indicated:

(amounts in thousands)
			Increase
Fiscal year ended July 31,	2017	2016	(Decrease)
Volumes (barrels):
Crude oil hauled	49,249	79,411	(30,162)	(38)%
Crude oil sold	7,470	6,860	610	9%

Revenues -
Crude oil logistics	$84,465	$332,332	$(247,867)	(75)%
Crude oil sales	370,728	281,267	89,461	32%
Other	11,510	11,639	(129)	(1)%
	466,703	625,238	(158,535)	(25)%
Gross margin (a) -
Crude oil logistics	14,942	136,305	(121,363)	(89)%
Crude oil sales	17,688	13,100	4,588	35%
Other	4,634	4,599	35	1%
	37,264	154,004	(116,740)	(76)%

Operating, general and administrative expense (b)	29,650	49,323	(19,673)	(40)%
Equipment lease expense	529	475	54	11%
Operating loss	(26,292)	(648,347)	622,055	NM
Depreciation and amortization expense	28,118	72,780	(44,662)	(61)%
Asset impairments	—	658,118	(658,118)	NM
Loss on asset sales and disposals	5,259	21,655	(16,396)	(76)%
Change in fair value of contingent consideration	—	(100)	(100)	NM
Severance costs	227	93	134	144%
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	540	(448)	988	NM
Adjusted EBITDA	$7,852	$103,751	$(95,899)	(92)%

NM - Not meaningful
(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.
(b) General and administrative expenses include only certain items that were directly attributable to the midstream operations segment.

Crude oil hauled during fiscal 2017 decreased 38% or 30.2 million barrels, compared to the prior period primarily due to the termination of the Jamex TLA, as discussed above.

Revenues

Crude oil logistics revenues decreased 75% or $247.9 million compared to the prior period, primarily due to the termination of the Jamex TLA, as discussed above.

Revenues from sales of crude oil increased 32% or $89.5 million primarily due to a $64.1 million increase related to the increase in the market price of crude oil and a $25.4 million increase related to the volume of crude oil sold.

Gross margin

Gross margin decreased 76% or $116.7 million compared to the prior period, primarily due to the termination of the Jamex TLA, as discussed above.

Operating income (loss)

We recorded an operating loss of $26.3 million during fiscal 2017 as compared to an operating loss of $648.3 million for fiscal 2016.

Prior year results from our midstream operations include an impairment charge of $658.1 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill that was not repeated in the current period as discussed above.

Operating loss, without regard to the impairment charges discussed above, decreased due to a $116.7 million decrease in gross margin which resulted primarily from the termination of the Jamex TLA, as discussed above, partially offset by the following: a $44.7 million decrease in depreciation and amortization expense due to the impact of the asset impairment charge recognized during the fourth quarter of fiscal 2016; a decrease of $16.4 million in "Loss on asset sales and disposal" due to a loss recognized in the prior year that was not repeated in the current fiscal year, and a $19.7 million decrease in "Operating, general and administrative expenses." "Operating, general and administrative expense" decreased primarily due to decreases in personnel, plant and office expenses related to the termination of the Jamex TLA.

Adjusted EBITDA

Adjusted EBITDA decreased $95.9 million compared to the prior fiscal year period, primarily due to a $115.8 million decrease in gross margin, partially offset by the $19.9 million decrease in operating, general and administrative expenses, both as discussed above.

Corporate

The following table summarizes the financial results of our corporate operations for the periods indicated:

(amounts in thousands)			Increase
Fiscal year ended July 31,	2017	2016	(Decrease)
Operating, general and administrative expense (a)	$45,615	$52,387	$(6,772)	(13)%
Equipment lease expense	2,375	2,877	(502)	(17)%

Operating loss	(66,216)	(90,807)	(24,591)	(27)%
Depreciation and amortization expense	3,138	7,948	(4,810)	(61)%
Non-cash employee stock ownership plan compensation charge	15,088	27,595	(12,507)	(45)%
Non-cash stock based compensation charge	3,298	9,324	(6,026)	(65)%
Severance costs	1,479	73	1,406	NM
Acquisition and transition expenses	—	99	(99)	NM
Adjusted EBITDA	$(43,213)	$(45,768)	$2,555	6%

NM-Not Meaningful
(a) Some general and administrative expenses have been allocated to other segments.

Operating loss

Corporate operations recognized an operating loss of $66.2 million for fiscal 2017, compared to an operating loss of $90.8 million recognized during fiscal 2016, primarily due to a $12.5 million decrease in non-cash employee and stock ownership plan compensation and a $6.0 million decrease in non-cash stock based compensation charges, both primarily due to the decrease in our unit price during fiscal 2017.

Adjusted EBITDA

The Adjusted EBITDA within "corporate" increased by $2.6 million primarily due to a decrease of $2.1 million in general corporate support resulting from our efforts to control costs.

Segment Operating Results for the years ended July 31, 2016 and 2015

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions. We expanded our midstream business by entering the crude oil logistics business through our acquisition of Bridger in June 2015.

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the financial results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)
			Increase
Fiscal year ended July 31,	2016	2015	(Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	552,771	608,781	(56,010)	(9)%
Wholesale - Sales to Resellers	226,121	270,065	(43,944)	(16)%
	778,892	878,846	(99,954)	(11)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$777,830	$1,071,754	$(293,924)	(27)%
Wholesale - Sales to Resellers	375,845	478,247	(102,402)	(21)%
Other Gas Sales (a)	48,693	107,015	(58,322)	(54)%
Other (b)	211,761	260,185	(48,424)	(19)%
Propane operations and related equipment revenues	$1,414,129	$1,917,201	$(503,072)	(26)%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$448,255	$493,407	$(45,152)	(9)%
Wholesale - Sales to Resellers (a)	189,680	186,385	3,295	2%
Other (b)	85,524	89,488	(3,964)	(4)%
Propane operations and related equipment gross margin	723,459	769,280	(45,821)	(6)%
Operating expense	414,103	423,935	9,832	2%
Equipment lease expense	25,481	22,766	(2,715)	(12)%

Operating income	204,910	239,263	(34,353)	(14)%
Depreciation and amortization expense	69,785	76,217	6,432	8%
Loss on asset sales and disposals	9,180	7,099	(2,081)	(29)%
Severance costs	1,287	—	(1,287)	NM
Litigation accrual and related legal fees associated with a class action lawsuit	—	806	806	NM
Unrealized (non-cash) losses on changes in fair value of derivatives	1,585	2,412	827	34%
Adjusted EBITDA	$286,747	$325,797	$(39,050)	(12)%

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

Weather in the more highly concentrated geographic areas we served for fiscal 2016 was approximately 19% warmer than normal and 16% warmer than that of the prior fiscal year period. We believe retail and wholesale customer sales volumes decreased due to the relatively warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during fiscal 2016 averaged 34% and 35% less than the prior fiscal year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.43 and $0.65 per gallon during fiscal 2016 and 2015, respectively, while the wholesale market price at Conway, Kansas averaged $0.40 and $0.62 per gallon during fiscal 2016 and 2015, respectively.

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

Midstream operations

The following table summarizes the volume of product sold and hauled and the financial results of our midstream operations segment for the periods indicated:

(amounts in thousands)
			Increase
Fiscal year ended July 31,	2016	2015	(Decrease)
Volumes (barrels):
Crude oil hauled	79,411	10,447	68,964	NM
Crude oil sold	6,860	702	6,158	NM

Revenues -
Crude oil logistics	$332,332	$49,648	$282,684	NM
Crude oil sales	281,267	44,082	237,185	NM
Other	11,639	13,459	(1,820)	(14)%
	625,238	107,189	518,049	NM
Gross margin (a) -
Crude oil logistics	136,305	13,323	122,982	NM
Crude oil sales	13,100	12,069	1,031	9%
Other	4,599	5,207	(608)	(12)%
	154,004	30,599	123,405	NM

Operating, general and administrative expense (b)	49,323	10,137	(39,186)	NM
Equipment lease expense	475	43	(432)	NM
Operating income (loss)	(648,347)	1,257	(649,604)	NM
Depreciation and amortization expense	72,780	19,162	(53,618)	NM
Asset impairments	658,118	—	(658,118)	NM
Loss on asset sales and disposals	21,655	—	(21,655)	NM
Change in fair value of contingent consideration	(100)	(6,300)	(6,200)	NM
Severance costs	93	—	(93)	NM
Unrealized (non-cash) losses on changes in fair value of derivatives	(448)	—	448	NM
Adjusted EBITDA	$103,751	$14,119	$89,632	NM

Our midstream operations significantly expanded with the addition of crude oil logistics operations which began with our June 2015 acquisition of Bridger; thus fiscal 2016 reflect a full year of operations, while fiscal 2015 only included five weeks of such operations.

Revenues

We generated $271.5 million of revenues relating to the hauling of 79.4 million barrels of crude oil, $52.1 million of revenues under the pay portion of take-or-pay arrangements and $281.3 million of revenues relating to sales of 6.9 million barrels of crude oil and associated fees.

Gross margin

We generated $136.3 million of gross margin relating to the hauling of crude oil and related take-or-pay arrangements and $13.1 million of gross margin relating to the sales of crude oil and associated fees.

Operating income (loss)

We recorded an operating loss of $648.3 million during fiscal 2016 as compared to operating income of $1.3 million for fiscal 2015. Current year results include asset impairment charges of $658.1 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill, as discussed above.

Adjusted EBITDA

During fiscal 2016, Adjusted EBITDA increased to $103.8 million compared to $14.1 million in fiscal 2015, primarily due to fiscal 2016 including the first fiscal year with a full year of crude oil logistics operations.

Corporate

The following table summarizes the financial results of our corporate operations for the periods indicated:

(amounts in thousands)			Increase
Fiscal year ended	2016	2015	(Decrease)
Operating, general and administrative expense (a)	$52,387	$80,623	$(28,236)	(35)%
Equipment lease expense	2,877	1,464	1,413	97%

Operating loss	(90,807)	(110,000)	19,193	(17)%
Depreciation and amortization expense	7,948	3,200	4,748	NM
Non-cash employee stock ownership plan compensation charge	27,595	24,713	2,882	12%
Non-cash stock based compensation charge	9,324	25,982	(16,658)	(64)%
Severance costs	73	—	73	NM
Acquisition and transition expenses	99	16,373	(16,274)	NM
Adjusted EBITDA	$(45,768)	$(39,732)	$(6,036)	15%

NM-Not Meaningful
(a) Some general and administrative expenses have been allocated to other segments.

Operating loss

Corporate operations, recognized an operating loss of $90.8 million during fiscal 2016, compared to an operating loss of $110.0 million recognized during fiscal 2015. The decrease in corporate operating loss resulted primarily due to $16.4 million of non-recurring acquisition costs incurred related to the Bridger acquisition in June 2015.

Adjusted EBITDA

The Adjusted EBITDA within corporate operations decreased by $6.0 million primarily due to an increase in "General and administrative expense" related to the impact of Bridger acquisition on corporate expenses.

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

Financial Covenants

As more fully described in Item 7. Management’s Discussion and Analysis under the subheading “Financial Covenants”, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations and the lack of headroom on these covenants, we continue to execute on a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to reduce debt and interest expense, or are unsuccessful in renegotiating our secured credit facility, which matures in October 2018, or are unable to secure alternative liquidity sources, we may not have the liquidity to fund our operations after that maturity date.

We may not meet the applicable financial tests in future quarters if we were to experience:

•	continued significantly warmer than normal temperatures during the upcoming winter heating season;

•	a more volatile energy commodity cost environment;

•	an unexpected downturn in business operations;

•	a significant delay in the collection of accounts or notes receivable;

•	a failure to execute our debt and interest expense reduction initiatives;

•	a change in customer retention or purchasing patterns due to economic or other factors in the United States;

•	a material downturn in the credit and/or equity markets; or

•	a large uninsured, unfavorable lawsuit settlement.

We may seek additional capital as part of our debt reduction strategy. Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of common units for general business purposes, which, among other things, may include the following: repayment of outstanding indebtedness; the redemption of any senior notes or other securities (other than common units) previously issued; working capital; capital expenditures; acquisitions, or other general business purposes. As of July 31, 2017, Ferrellgas Partners had issued 6.3 million common units from this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of July 31, 2017, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

As described in Item 1A. Risk Factors, on the date of filing of this annual report, we no longer meet the criteria of a “well-known seasoned issuer” under which the first shelf registration statement noted above was originally filed as an automatic shelf registration statement. If we wish to continue to use such registration statement to issue securities from time to time, we will need to file a post-effective amendment to the registration statement to convert it to a non-automatic shelf registration statement that we are eligible to use. Such post-effective amendment is subject to review by the SEC and must be declared effective by the SEC.

As described in financing activities below, on August 22, 2017 the board of directors of our general partner announced a quarterly distribution of $0.10 per common unit, which was paid on September 14, 2017, to all unitholders of record as of September 7, 2017, which equates to an annual distribution rate of $0.40 per common unit.

Distributable Cash Flow

Distributable cash flow to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners L.P. in Item 6. Selected Financial Data. A comparison of distributable cash flow to distributions paid for the year ended July 31, 2017 to the year ended July 31, 2016 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves (deficiency) approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Year ended July 31, 2017	$77,182	$(3,601)	$80,783	0.96
Year ended July 31, 2016	199,979	(6,427)	206,406	0.97
Increase (decrease)	$(122,797)	$2,826	$(125,623)	(0.01)

For the year ended July 31, 2017 distributable cash flow attributable to equity investors decreased $122.8 million compared to the year ended July 31, 2016. Cash distributions paid decreased $125.6 million due to the decrease in our quarterly distribution rate and fewer common units outstanding due to repurchases. Our quarterly distribution rate decreased from $0.5125 per quarter to $0.10 per quarter, which was effective for the three months ended October 31, 2016. Additionally, we repurchased units 2.4 million and 0.9 million units from Jamex on November 13, 2015 and September 1, 2016, respectively. The decrease in distributable cash flow, partially offset by the reduction in our distribution rate and reduced common units outstanding resulted in a decrease in our distribution coverage ratio to 0.96 for the year ended July 31, 2017 as compared to 0.97 for the year ended July 31, 2016. Cash reserves, which we utilize to meet future anticipated expenditures, decreased by $3.6 million during the year ended July 31, 2017 compared to a decrease of $6.4 million in the year ended July 31, 2016.

We believe that the liquidity available from our cash flow from operating activities, our secured credit facility, the accounts receivable securitization facility, combined with our other debt and interest expense reduction initiatives, which may include issuance of equity, restructuring existing debt agreements, asset sales or a further reduction in our annualized distribution will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. If we are unsuccessful with our strategy to reduce debt and interest expense, or are unsuccessful in renegotiating our secured credit facility, which expires in October 2018, or are unable to secure alternative liquidity sources we may not have the liquidity to meet our capital expenditure, working capital and letter of credit requirements.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing weather, economic, financial and business conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our propane operations and related products cash flows from operations is generated during the winter heating season. Our Midstream operations segment is not expected to experience seasonality. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our propane operations and related equipment sales segment.

Operating Activities

Ferrellgas Partners

Fiscal 2017 v Fiscal 2016

Net cash provided by operating activities was $127.3 million for fiscal 2017, compared to net cash provided by operating activities of $194.3 million for fiscal 2016. This decrease in cash provided by operating activities was primarily due to a $123.7 million decrease in cash flow from operations, partially offset by a $62.5 million decrease in working capital requirements.

The decrease in cash flow from operations was primarily due to a $138.0 million decrease in gross margin, as discussed above by segment, a $14.5 million increase in "Interest expense", as discussed above, partially offset by a $26.2 million decrease in "Operating expense" and a $1.6 million decrease in "General and administrative expense", both as discussed above by segment, exclusive of the effects of fluctuations in non-cash stock-based compensation.

The decrease in working capital requirements in fiscal 2017 compared to fiscal 2016 was primarily due to a $53.2 million decrease in requirements for other current liabilities resulting primarily from the timing of payments in our propane and midstream businesses, an increase in margin deposits received from our counterparties during fiscal 2017, settlement of outstanding litigation in fiscal 2016, which did not repeat itself during fiscal 2017, and a $32.4 million decrease in requirements for accounts payable largely due to the timing of payments in our propane and midstream operations. These decreases in requirements were partially offset by a $12.2 million increase in requirements for accounts receivable primarily due to increases in accounts receivable in our Propane operations and related equipment sales resulting from increased cost of propane gas during fiscal 2017 and timing of billings and payments in our Midstream segment, a $7.7 million increase in requirements for inventory primarily due to increases in the cost of propane gas during fiscal 2017, and a $5.9 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during fiscal 2017.

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

The increase in working capital requirements in fiscal 2016 compared to fiscal 2015 was primarily due to a $43.3 million increase in requirements for inventory primarily resulting from substantial reductions in the price of propane during fiscal 2015 that did not repeat during fiscal 2016, a net $64.4 million increase in requirements for accounts payable and other current liabilities primarily due to payments during fiscal 2016 of liabilities acquired in connection with the Bridger acquisition, the timing of purchases and disbursements, and settlement of litigation during the first quarter of 2016, and a $5.8 million year over year increase in requirements due to an increase in accrued interest during fiscal 2015 due to debt issued in June 2015 in contemplation of the acquisition of Bridger. These increases in working capital requirements were partially offset by a $42.9 million decrease in requirements for prepaid expenses and other current assets largely due to increases in required margin deposits made toward price risk management activities during fiscal 2015 compared to reductions in margin deposits required during fiscal 2016, an $8.6 million decrease in requirements for accounts receivable resulting primarily from decreases in accounts receivable in our propane operations and related equipment sales segment, partially offset by increases in accounts receivable in our Midstream operations segment.

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

The operating partnership

Fiscal 2017 v Fiscal 2016

Net cash provided by operating activities was $148.7 million for fiscal 2017, compared to net cash provided by operating activities of $212.7 million for fiscal 2016. This decrease in cash provided by operating activities was due to a $116.5 million decrease in cash flow from operations, partially offset by a $58.3 million decrease in working capital requirements.

The decrease in cash flow from operations was primarily due to a $138.0 million decrease in gross margin, as discussed above by segment, a $5.4 million increase in "Interest expense" due to increased interest rates under our secured credit facility during fiscal 2017, partially offset by a $26.2 million decrease in "Operating expense" and a $1.2 million decrease in "General and administrative expense", both as discussed above by segment, exclusive of the effects of fluctuations in non-cash stock-based compensation.

The decrease in working capital requirements in fiscal 2017 compared to fiscal 2016 was primarily due to a $50.8 million decrease in requirements for other current liabilities resulting primarily from the timing of payments in our propane and midstream businesses, an increase in margin deposits received from our counterparties during fiscal 2017, settlement of outstanding litigation in fiscal 2016, which did not repeat itself during fiscal 2017, and a $32.4 million decrease in requirements for accounts payable largely due to the timing of payments in our propane and midstream operations. These decreases in requirements were partially offset by an $11.9 million increase in requirements for accounts receivable primarily due to increases in accounts receivable in our propane operations and related equipment sales resulting from increased cost of propane gas during fiscal 2017 and timing of billings and payments in our Midstream segment, a $7.7 million increase in requirements for inventory primarily due to increases in the cost of propane gas during fiscal 2017, and a $6.0 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during fiscal 2017.

Fiscal 2016 v Fiscal 2015

Net cash provided by operating activities was $212.7 million for fiscal 2016, compared to net cash provided by operating activities of $216.5 million for fiscal 2015. This decrease in cash provided by operating activities was primarily due to a $57.3 million increase in working capital requirements, partially offset by a $30.0 million favorable impact in other assets, net, primarily due to increases in required margin deposits made toward price risk management activities during fiscal 2015 compared to reductions in margin deposits required during fiscal 2016, and a $23.5 million decrease in cash flow from operations.

The decrease in working capital requirements in fiscal 2016 compared to the fiscal 2015 was primarily due to a $43.3 million increase in requirements for inventory primarily resulting from substantial reductions in the price of propane during fiscal 2015 that did not repeat during fiscal 2016, a net $59.4 million increase in requirements for accounts payable and other current liabilities primarily due to payments during fiscal 2016 of liabilities acquired in connection with the Bridger acquisition, the timing of purchases and disbursements, and settlement of litigation during the first quarter of 2016, and a $5.8 million year over year increase in requirements due to an increase in accrued interest during fiscal 2015 due to debt issued in June 2015 in contemplation of the acquisition of Bridger. These increases in working capital requirements were partially offset by a $42.9 million decrease in requirements for prepaid expenses and other current assets largely due to increases in required margin deposits made toward price risk management activities during fiscal 2015 compared to reductions in margin deposits required during fiscal 2016, an $8.3 million decrease in requirements for accounts receivable resulting primarily from decreases in accounts receivable in our propane operations and related equipment sales segment, partially offset by increases in accounts receivable in our Midstream operations segment.

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

Fiscal 2017 v Fiscal 2016

Net cash used in investing activities was $45.5 million for fiscal 2017, compared to net cash used in investing activities of $115.9 million for fiscal 2016. This decrease in net cash used in investing activities is primarily due to a $67.0 million decrease in "Capital expenditures" and an $11.6 million decrease in "Business acquisitions, net of cash acquired", partially offset by an $8.6 million decrease in "proceeds from asset sales".

The decrease in "Capital expenditures" is primarily due to $62.8 million of Midstream operations' growth capital expenditure projects during fiscal 2016 that were not repeated, as well as our efforts to tightly control capital expenditures and operating costs during this period of high leverage, including a $4.2 million decrease in Propane operations and related equipment sales' capital expenditures in fiscal 2017 compared to fiscal 2016.

The decrease in "Business acquisitions, net of cash acquired" is primarily attributable to the acquisition of a midstream trucking business during fiscal 2016 that was not repeated in fiscal 2017.

The decrease in "Proceeds from sale of assets" is primarily related to trucks sold during fiscal 2016, as part of a plan in the prior period to right-size our truck fleet owned by our Midstream operations segment.

Due to the mature nature of our Propane operations and related equipment sales operations segment, we have not incurred and do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to opportunistic projects.

Due to the relatively new nature of our Midstream operations segment, we may experience significant fluctuations in maintenance capital expenditures as our facilities age and future fluctuations in growth capital expenditures could occur due to opportunistic projects.

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

The increase in "Capital expenditures" is primarily due to a $49.7 million increase in Midstream operations segment growth projects.

Financing Activities

Ferrellgas Partners

Fiscal 2017 v Fiscal 2016

Net cash used in financing activities was $81.0 million for fiscal 2017, compared to net cash used in financing activities of $81.2 million for fiscal 2016. This decrease in cash flows used in financing activities was primarily due to an $124.4 million reduction in distributions, a $30.6 million reduction in common unit repurchases, largely offset by a $56.5 million net decrease in proceeds from short-term debt and a $96.6 million net decrease in proceeds from long-term debt.

Fiscal 2016 v Fiscal 2015

Net cash used in financing activities was $81.2 million for fiscal 2016, compared to net cash provided by financing activities of $504.3 million for fiscal 2015. This change in cash flows from financing activities was primarily due to $181.0 million of net proceeds from equity offerings during fiscal 2015 related to the Bridger acquisition, a decrease in net proceeds from long-term debt of $355.5 million due primarily to debt issued during fiscal 2015 related to the Bridger acquisition, a $46.4 million repurchase of common units during fiscal 2016, and a $37.1 million increase in distributions paid in fiscal 2016 due to additional shares issued in connection with the Bridger acquisition, partially offset by a net increase in proceeds from short-term borrowings of $35.2 million.

Distributions

Ferrellgas Partners paid quarterly per unit distributions of $0.5125 in connection with the distributions declared for the three month period ended July 31, 2016 and $0.10 in connection with the distributions declared for the three month periods ended October 31, 2016, January 31, 2017 and April 30, 2017. Total distributions paid to common unitholders during fiscal 2017, including the related general partner distributions, was $79.7 million. The quarterly distribution of $0.10 on all common units and the related general partner distribution for the three months ended July 31, 2017 of $9.8 million was paid on September 14, 2017 to holders of record on September 7, 2017. During fiscal 2017 the operating partnership paid its general partner $1.1 million in connection with the quarterly distributions.

Ferrellgas Partners paid a $0.5125 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $204.2 million during fiscal 2016 in connection with the distributions declared for the three month periods ended July 31, 2015, October 31, 2015, January 31, 2016 and April 30, 2016. During fiscal 2016, the operating partnership paid its general partner $2.2 million in connection with the quarterly distributions.

Secured credit facility

Refer to discussions of covenants in our debt agreements at the beginning of Item 7. Management's Discussion & Analysis, under the subheading "Financial Covenants".

On April 28, 2017, we entered into a sixth amendment to our secured credit facility to, among other modifications discussed above, modify our maximum consolidated leverage ratio covenant and our consolidated interest ratio covenant. On September 27, 2016, we entered into a fifth amendment to our secured credit facility to modify our maximum consolidated leverage ratio covenant. On January 14, 2016, our operating partnership, Ferrellgas, L.P., executed a commitment increase supplement to its secured credit facility that increased the size of this facility from $600 million to $700 million. The commitment increase supplement did not change the interest rate or maturity date of the secured credit facility which remains at October, 2018. During June 2015, we executed a fourth amendment to our secured credit facility to administer certain technical revisions in order to facilitate the Bridger Logistics Acquisition and related funding. This amendment did not change the terms or maturity date of the secured credit facility which remained at October 2018.

As of July 31, 2017, we had total borrowings outstanding under our secured credit facility of $245.5 million, of which $185.7 million was classified as long-term debt. Additionally, Ferrellgas had $190.3 million of available borrowing capacity under our secured credit facility as of July 31, 2017. However, the consolidated leverage ratio covenant under this facility limits additional borrowings to $67.5 million as of July 31, 2017.

Borrowings outstanding at July 31, 2017 under the secured credit facility had a weighted average interest rate of 6.0%. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 3.00% (as of July 31, 2017 and 2016, the margin was 2.75% and 1.75%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 4.00% (as of July 31, 2017 and 2016, the margin was 3.75% and 2.75%, respectively).

As of July 31, 2017, the federal funds rate and Bank of America’s prime rate were 1.07% and 4.25%, respectively. As of July 31, 2017, the one-month and three-month Eurodollar Rates were 1.23% and 1.31%, respectively.

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

Letters of credit outstanding at July 31, 2017 totaled $139.2 million and were used to secure commodity hedges and product purchases, and to a lesser extent, insurance arrangements. At July 31, 2017, we had available letter of credit remaining capacity of $60.8 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 4.00% (as of July 31, 2017, the rate was 3.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

Refer to discussions of covenants in our accounts receivable securitization agreement at the beginning of Item 7. Management's Discussion & Analysis, under the subheading "Financial Covenants".

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

Cash flows from our accounts receivable securitization facility increased $11.0 million in fiscal 2017. We received net funding of $5.0 million from this facility during fiscal 2017 as compared to net reductions in funding of $6.0 million from this facility in fiscal 2016.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. On April 28, 2017, we entered into a fifth amendment to our accounts receivable facility to modify our maximum consolidated leverage ratio covenant and our consolidated interest ratio covenant. On September 27, 2016, we entered into a fourth amendment to our accounts receivable facility to modify our maximum consolidated leverage ratio covenant and our consolidated interest ratio covenant. During July 2016, we executed an amendment to our accounts receivable securitization facility. This amended accounts receivable securitization facility has up to $225.0 million of capacity and matures on the earlier of the Secured Credit Facility maturity date and July 29, 2019. This agreement allows for proceeds of up to $225.0 million during the months of January and February, $175.0 million during the months of March, April, November and December and $145.0 million for all other months, depending on available undivided interests in our accounts receivable from certain customers. As of July 31, 2017, we had received cash proceeds of $69.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of July 31, 2017, the weighted average interest rate was 4.0%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuance

Ferrellgas Partners issued no common units under its unit option plan in fiscal 2017.

During fiscal 2016 Ferrellgas Partners issued $0.2 million of common units under its unit option plan.

Common unit repurchases

In connection with the Jamex Termination Agreement, on September 1, 2016, Ferrellgas Partners repurchased approximately 0.9 million of Ferrellgas Partners' common units from Jamex for approximately $15.9 million, utilizing borrowings under our secured credit facility.

On November 13, 2015, Ferrellgas Partners repurchased approximately 2.4 million common units from Jamex for approximately $45.9 million. Ferrellgas distributed approximately $1.0 million to the general partner in connection with the distribution to Ferrellgas Partners of the cash to effect this transaction. All such amounts were financed by borrowings under our secured credit facility.

Debt issuances and repayments

During August 2017, we completed an offer to exchange $175.0 million principal amount of our 8.625% unsecured senior notes due 2020, which were registered under the Securities Act of 1933, as amended, for a like principal amount of our outstanding and unregistered 8.625% senior notes due 2020, which were issued in January 2017.

During January 2017, Ferrellgas Partners issued $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020 at a price of 96% of par. We received $166.1 million of net proceeds after deducting initial purchase discounts and estimated expenses of the offering. We applied the net proceeds to reduce outstanding indebtedness under our secured credit facility.

During June 2016, the operating partnership completed an offer to exchange $500.0 million principal amount of its 6.75% senior notes due 2023, which were registered under the Securities Act of 1933, as amended, for a like principal amount of its outstanding and unregistered 6.75% senior notes due 2023, which were issued in June 2015.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to common unit issuances and repurchases, as well as distributions paid and contributions received, as discussed below.

Cash distributions paid

The operating partnership made quarterly cash distribution payments totaling $104.0 million and $222.3 million during fiscal 2017 and 2016, respectively. The operating partnership also made a cash distribution payment of $9.9 million on September 14, 2017 for the three months ended July 31, 2017.

On September 1, 2016, the operating partnership distributed $15.9 million to Ferrellgas Partners in connection with the repurchase of approximately 0.9 million of Ferrellgas Partners' common units from Jamex Marketing, LLC. This transaction was financed by borrowings under our secured credit facility.

On November 13, 2015, the operating partnership distributed $46.8 million and $0.5 million, respectively to Ferrellgas Partners and the general partner in connection with the repurchase of approximately 2.4 million of Ferrellgas Partners' common units from Jamex Marketing, LLC. All such amounts were financed by borrowings under our secured credit facility.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $260.0 million for fiscal 2017, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information (based on the most recent Schedule 13G, Schedule 13D or Section 16 SEC filing, or information provided by the beneficial owner) consisted of the following:

	Common unit ownership at	Distributions paid during the year ended (in thousands)
	July 31, 2017	July 31, 2017
Ferrell Companies (1)	22,529,361	$18,305
FCI Trading Corp. (2)	195,686	160
Ferrell Propane, Inc. (3)	51,204	41
James E. Ferrell (4)	4,763,475	3,869

(1)
Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at July 31, 2017.

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

During fiscal 2017, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.8 million.

On September 14, 2017, the operating partnership paid distributions to Ferrellgas Partners and the general partner of $9.8 million and $0.1 million, respectively.

On September 14, 2017, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $2.3 million, $20 thousand, $5 thousand, $0.5 million, and $0.1 million, respectively.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2017:

	Payment or settlement due by fiscal year
(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt, including current portion (1)	$2,578	$187,644	$358,180	$501,055	$370	$974,978	$2,024,805
Fixed rate interest obligations (2)	129,104	129,104	129,104	98,313	49,782	33,750	569,157
Operating lease obligations (3)	42,083	32,992	24,959	18,617	11,886	13,072	143,609
Operating lease buyouts (4)	3,095	4,205	2,937	3,302	6,086	5,069	24,694
Purchase obligations:
Product purchase commitments (5)	82,973	19,611	1,757	—	—	—	104,341
Total	$259,833	$373,556	$516,937	$621,287	$68,124	$1,026,869	$2,866,606
Underlying product purchase volume commitments (in gallons)	133,770	35,280	3,150	—	—	—	172,200

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

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2017, variable rate interest on our outstanding balance of long-term variable rate debt of $185.7 million would be $9.2 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

(3)
We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.

(4)
Operating lease buyouts represents the maximum amount we would pay if we were to exercise our right to buyout the assets at the end of their lease term. Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance we will be successful in the future.

(5)
We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2017 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt, including current portion (1)	$2,578	$187,644	$1,180	$501,055	$370	$974,978	$1,667,805
Fixed rate interest obligations (2)	$98,313	$98,313	$98,313	$98,313	$49,782	$33,750	$476,784

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

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2017, variable rate interest on our outstanding balance of long-term variable rate debt of $185.7 million would be $9.2 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

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

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $7.9 million as of July 31, 2017. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

See discussion about our letters of credit available under our secured credit facility and the sale of accounts receivable to our accounts receivable securitization facility both in “Liquidity and Capital Resources.”

Adoption of New Accounting Standards

Below is a listing of a recently issued accounting pronouncement that we have not yet adopted as of July 31, 2017.

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2017, 2016 or 2015.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2017, 2016 or 2015.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2017, 2016 or 2015, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2017, 2016 or 2015, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

We did not recognize any impairment losses related to our intangible assets during fiscal 2017 or 2015. For additional information regarding our intangible assets, see Note B – Summary of significant accounting policies, Note C – Asset impairments, and Note I – Goodwill and intangible assets, net - to our consolidated financial statements.

Accounting for risk management activities and derivative financial instruments

We enter into commodity forward, futures, swaps and options contracts involving propane, diesel, gasoline and related products to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of sales and operating expenses in the consolidated statements of operations or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of operations. For further discussion of derivative commodity and interest rate contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B – Summary of significant accounting policies, Note L – Fair value measurements and Note M – Derivative instruments and hedging activities – to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have five reporting units for goodwill impairment testing purposes. As of July 31, 2017, two of these reporting units contain goodwill that are subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit's recorded amount of goodwill.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2017. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Transportation Fuel Price Risk

From time to time, our risk management activities also attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from retail fueling stations. When employed, we attempt to mitigate these price risks through the use of financial derivative instruments.

When employed, our risk management strategy involves taking positions in the financial markets that are not more than the forecasted purchases of fuel for our internal use in the retail and supply propane delivery fleet in order to minimize the risk of decreased earnings from an adverse price change. This risk management strategy locks in our purchase price and is successful when our gains or losses in the physical product markets are offset by our losses or gains in the financial markets. Our transport fuel financial derivatives are not designated as cash flow hedges.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2017 and 2016, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $16.8 million and $12.4 million as of July 31, 2017 and 2016, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective for propane related hedges.

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

As described in Item 7. Management's Discussion & Analysis, as well as elsewhere in this Annual Report on Form 10-K, on September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA. The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $42.5 million note receivable as of July 31, 2017.

Interest Rate Risk

At July 31, 2017, we had $314.5 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $2.1 million for fiscal 2018. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent increase in interest rates would result in a loss in future earnings of $1.4 million for fiscal 2017.

As discussed above, the following interest rate swaps are outstanding as of July 31, 2017, and are all designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug-18	$100,000	Pay a fixed rate of 1.95% and receive a floating rate

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note S – Quarterly data (unaudited) – to Ferrellgas Partners, L.P. and Subsidiaries consolidated financial statements and Note R – Quarterly data (unaudited) – to Ferrellgas L.P. and Subsidiaries consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of July 31, 2017.

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2017, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2017.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, as of July 31, 2017, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the most recent fiscal quarter ended July 31, 2017, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas Partners, L.P.
We have audited the internal control over financial reporting of Ferrellgas Partners L.P. and subsidiaries (the “Partnership”) as of July 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended July 31, 2017, and our report dated September 28, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 28, 2017

ITEM 9B.     OTHER INFORMATION.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers

On September 25, 2017, Ferrellgas, Inc., reached settlements with both Julio E. Rios, II, a former Executive Vice President of the general partner and President and Chief Executive Officer, Bridger Logistics, LLC, and Jeremy H. Gamboa, a former Executive Vice President of the general partner and Chief Operating Officer, Bridger Logistics, LLC.

Ferrellgas, Inc. is the general partner of Ferrellgas Partners, L.P. and Ferrellgas, L.P. and Bridger Logistics, LLC is a subsidiary of the Partnership

Pursuant to an agreement and release (the “Rios Release”) dated September 25, 2017 between Mr. Rios and Ferrellgas, Inc., Mr. Rios will receive $0.7 million.

Pursuant to an agreement and release (the “Gamboa Release”) dated September 25, 2017 between Mr. Gamboa and Ferrellgas, Inc., Mr. Gamboa will receive $0.6 million.

The descriptions of both the Rios Release and the Gamboa Release are qualified in their entirety by reference to the full text of the agreements, copies of which are attached as Exhibits to this Current Report on Form 10-K.
.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 26, 2017. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	77	1984	2016	Interim Chief Executive Officer and President; Chairman of the Board of Directors

Alan C. Heitmann	59	N/A	2015	Executive Vice President and Chief Financial Officer; Treasurer

Trenton D. Hampton	57	N/A	2017	Senior Vice President of Legal and Risk Management

Randy V. Schott	54	N/A	2017	Senior Vice President of Retail Operations

Daniel E. Giannini	37	N/A	2017	President, Bridger Logistics, LLC

Pamela A. Breuckmann	41	2013	N/A	Director

A. Andrew Levison	61	1994	N/A	Director

John R. Lowden	60	2003	N/A	Director

Michael F. Morrissey	75	1999	N/A	Director

David L. Starling	67	2014	N/A	Director

Stephen M. Clifford	57	2015	N/A	Director

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

Trenton D. Hampton - Mr. Hampton joined our general partner in 2001 as Corporate Counsel. He was promoted to Director of the Legal Department in 2006, and Vice President of Legal and Risk Management as well as Corporate Secretary in 2008.  In 2013 he was promoted to Senior Vice President of Legal and Risk Management.  Mr. Hampton joined the Executive Committee in January of 2017.  In addition to the Legal and Risk Management Departments, Mr. Hampton is responsible for several administrative departments, including Safety, Human Resources, Information Technology, Acquisitions, Procurement & Asset Management, and Real Estate. Mr. Hampton obtained his Bachelor of Business Administration degree in Accounting from Northwest Missouri State University and his Juris Doctorate from Creighton University.

Randy V. Schott - With more than 27 years of tenure, Mr. Schott has served in a number of capacities at Ferrellgas after joining the company as a Market Manager in 1991. His long run as the leader of Ferrellgas’ quickly growing West Division positioned him well to take the helm of the company’s nationwide retail operations in 2015. Mr. Schott lives in Camas, WA and holds a B.S. from the University of Oregon.

Daniel E. Giannini - Mr. Giannini joined Bridger in 2012 as Vice President of Crude Oil Marketing.  In 2014 he was promoted to Senior Vice President and Chief Marketing Officer and in 2016 he was promoted to President.  He was previously Director of Crude Oil Marketing with Concord Energy, LLC and managed crude oil acquisitions for Enserco Energy Inc. Prior to his career in crude oil marketing, Mr. Giannini held various positions in trading and logistics, including crude oil scheduler, risk and financial analyst and operations manager. Mr. Giannini has a Bachelor's degree in business administration and a Masters of Business Administration both from California State University in Hayward, California.

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

A. Andrew Levison – Mr. Levison has served on the Board of Directors since 1994 and is a member of the Board’s Compensation Committee and the Board's Corporate Governance and Nominating Committee. For the past five years Mr. Levison has served as the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Directors of Presidio Partners, LLC, and the Levison/Present Foundation at Mount Sinai Hospital in New York City. Mr. Levison obtained his Bachelor of Science degree in Finance from Babson College.

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

John R. Lowden – Mr. Lowden was appointed to the Board of Directors in 2003 and chairs the Board's Compensation Committee and serves on the Board's Audit Committee and the Board’s Corporate Governance and Nominating Committee. Since 2001, Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of World Dryer Corporation, Metpar Industries, Inc. and JN Industries, LLC and serves on the Board of Trustees of Wake Forest University. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

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

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee and serves on the Board's Corporate Governance and Nominating Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. For the past six years Mr. Morrissey has served as a board member on the boards of directors of various companies, and currently serves on the Board of Directors and its Compensation Committee and as Audit Committee Chairman of Waddell & Reed Financial, Inc. (since 2010), and the boards of several private companies and not-for-profit organizations.

Mr. Morrissey served as a partner of Ernst & Young for seventeen years. Prior to that, Mr. Morrissey worked for twelve years for two major accounting firms, one of which was Ernst & Young (for seven years). Mr. Morrissey has been a Certified Public Accountant since 1972. Mr. Morrissey brings to the Board substantial experience as the Chairman of the audit committees of public companies, many years of experience as an audit partner of a major accounting firm and extensive experience as a director of other large private and public companies. We consider Mr. Morrissey to be a financial expert. Mr. Morrissey has a high level of understanding of the Board’s role and responsibilities based on his service on other company boards. Mr. Morrissey obtained his Bachelor of Business Administration degree in Accounting from the University of Notre Dame and obtained his Master of Business Administration degree in Finance from Temple University.

David L. Starling  - Mr. Starling was elected to the Board of Directors in 2014 and serves on the Board’s Compensation Committee and the Board's Corporate Governance and Nominating Committee. Mr. Starling served as President and Chief Executive Officer of Kansas City Southern (KCS) from August 2010 through June 2016. From June 2016 to present, Mr. Starling has served as Senior Advisor to KCS' CEO. Mr. Starling has been a director of KCS since May, 2010. He served as President and Chief Operating Officer of KCS from July 2008 through August 2010. Mr. Starling has also served as a Director, President and Chief Executive Officer of The Kansas City Southern Railway Company since July 2008. He has also served as Vice Chairman of the Board of Directors of Kansas City Southern de Mexico since September 2009. Mr. Starling has served as Vice Chairman of the Board of Directors of Panama Canal Railway Company and Panarail since July 2008. Prior to joining KCS, Mr. Starling served as President and Director General of Panama Canal Railway Company from 1999 through June 2008. Mr. Starling brings to the board substantial expertise in the North American rail industry and in intermodal and global shipping logistics. His experience in Latin America, North America and Asia has helped to expand KCS’ marketing and growth opportunities and his 30 years of operating experience helped navigate the company through the economic downturn and established long-term, sustainable operating efficiencies.

Stephen M. Clifford  - Mr.Clifford joined the Board of Directors in 2015 and is the chairman of the Corporate Governance and Nominating Committee and a member the Audit Committee. Mr. Clifford retired from Ernst & Young in July 2015 after having served as the Managing Partner of Ernst & Young’s Kansas City, Missouri office from 1999 until his retirement. His career at Ernst & Young spanned a total of 32 years, including 18 years as an assurance partner and 30 years as a Certified Public Accountant. During his tenure as the Managing Partner of the Kansas City office, Mr. Clifford was also a member of the executive committee for Ernst & Young's Midwest Area, which was responsible for nearly 4,000 professionals across the Midwest. In addition to his role as the Managing Partner, Mr. Clifford served as the coordinating partner responsible for external audit engagements, including audits of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, as well as internal audit and advisory engagements for numerous companies in the Fortune 1000, as well as numerous large and high growth private companies during his career. Mr. Clifford is the past Chairman of the Board for the Leukemia and Lymphoma Society and now a member of its Board of Directors, a member of the Board of Directors and Chair of the audit committee for the Archdiocese of Northeast Kansas, and the Chair of the Board of Directors and member of the Executive Committee for Cristo Rey High School of Kansas City. Mr. Clifford brings to the Board many years of experience as a leader and assurance partner of a major accounting firm and extensive experience in developing and executing growth strategies, acquisitions, and capital transactions. We consider Mr. Clifford to be a financial expert. Mr. Clifford obtained his Bachelor of Science and Business Administration, Finance & Accounting degree from Texas Christian University.

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

The Board has affirmatively determined that Mr. Levison, Mr. Lowden, Mr. Morrissey, Mr. Starling, and Mr. Clifford, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s (“NYSE”) corporate governance rules. In conjunction with regular Board meetings, these non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

Audit Committee

The Board has a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey, Clifford and Lowden. Mr. Morrissey is the Chairman of the Audit Committee. Mr. Morrissey and Mr. Clifford each have been determined by the board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the NYSE and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the NYSE and the SEC. The Board has determined that all of the members of the Audit Committee are “independent” as described under the relevant standards.

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

To our knowledge, based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2017 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Lowden, Levison and Starling. None of the members were officers or employees of the general partner or any of its subsidiaries prior to or during fiscal 2017. None of the members has any relationship required to be disclosed under this caption under the rules of the SEC.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2017. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on Ferrellgas Partners.

Compensation Discussion and Analysis

Compensation Committee Report

As of September 26, 2017, the Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:
John R. Lowden
A. Andrew Levison
David L. Starling

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2017, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2017, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2017 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2017 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Named Executive Officers
James E. Ferrell, Interim Chief Executive Officer and President; Chairman of the Board of Directors
Stephen L. Wambold, Former Chief Executive Officer and President (1)
Alan C. Heitmann, Executive Vice President and Chief Financial Officer, Treasurer
Thomas M. Van Buren, Executive Vice President, Ferrell North America and Midstream Operations (2)
Daniel E. Giannini, President Bridger Logistics, LLC
Randy V. Schott, Senior Vice President of Retail Operations
Tod D. Brown, Former Executive Vice President, Ferrellgas, and Chief Executive Officer, Blue Rhino (3)

(1) On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.
(2) On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.
(3) On January 13, 2017, Mr. Brown resigned as Executive Vice President, Ferrellgas, and Chief Executive Officer, Blue Rhino.

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

Role of Management, Compensation Consultant and Compensation Peer Group

Our Chief Executive Officer, with the assistance of Trenton D. Hampton, Senior Vice President, Legal and Risk, formulates preliminary compensation recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, Trenton D. Hampton utilized market compensation survey data provided in a prior year by the consulting firm Mercer Human Resources Consulting (“Mercer”), which is used to create salary range benchmarks for each NEO's compensation. Mercer was engaged by the Compensation Committee, provided no significant other services for us and there were no conflicts of interest presented by the work performed. The compensation survey data provided by Mercer included data from the 13 peer group companies identified below.

We use a peer group of companies in setting compensation levels, determining awards under our equity compensation plan and setting director compensation levels. The companies included in this peer group are determined (with the assistance of Mercer) based on the following factors:

•	companies in our industry or related industries (oil and gas, gas utilities, master limited partnerships);

•	companies identified as our peer group of competitors;

•	companies with similar total sales;

•	companies with similar net income; and

•	companies with similar market value.

For purposes of setting compensation for our fiscal year ended July 31, 2017, the companies included in our compensation peer group were as follows:

•	Targa Resources Partners, L.P.

•	Suburban Propane Partners, L.P.

•	Enbridge Energy Partners, L.P.

•	Spire Inc.

•	Genesis Energy, L.P.

•	WGL Holdings Inc.

•	UGI Corp.

•	Star Gas Partners, L.P.

•	Atmos Energy Corp., L.P.

•	New Jersey Resources Corp.

•	Amerigas Partners, L.P.

•	Alliance Resource Partners, L.P.

•	Copano Energy LLC

Components of Named Executive Officer Compensation

During fiscal 2017, elements of compensation for our NEOs consisted of the following:

•	base salary;

•	non-equity incentive plan;

•	discretionary bonus;

•	equity-based and incentive compensation plan;

•	employee stock ownership plan ("ESOP");

•	deferred compensation plans; and

•	employment and change-in-control agreements.

Base Salary

Our Chief Executive Officer, with the assistance of Trenton D. Hampton, formulates preliminary base salary recommendations for all NEOs, including himself. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, Trenton D. Hampton utilizes compensation survey data provided by Mercer to provide market data that is used to create benchmarks for each NEO’s base salary. These benchmarks refer to the high and low end of the ranges provided by Mercer, rather than a specific point within the range. The following table identifies the low and high ends of the range included in the Mercer base salary market data:

	Low Point	High Point
Chief Executive Officer	$431,000	$736,000
Chief Operating Officer	362,000	512,000
Chief Financial Officer	287,000	369,000
Top Division Executive	303,000	363,000

Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of salary paid to each NEO during fiscal year 2017 is displayed in the “Salary” column of the Summary Compensation Table.

Named Executive Officer	2017 Annual Base Salary
James E. Ferrell	$—
Stephen L. Wambold (1)	700,000
Alan C. Heitmann	400,125
Thomas M. Van Buren (2)	335,000
Daniel E. Giannini	500,000
Randy V. Schott	375,000
Tod D. Brown (3)	425,200

(1) On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.
(2) On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.
(3) On January 13, 2017, Mr. Brown resigned as Executive Vice President, Ferrellgas, and Chief Executive Officer, Blue Rhino.

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

This plan awards a cash payment to the NEO if incentive distributable cash flow (“incentive DCF”) targets are achieved for the fiscal year. Incentive DCF has been selected in order to align performance measures for NEOs with how our investors evaluate our performance. Each NEO’s incentive target is computed as a percentage of his annual base salary rate. For fiscal 2017 the target percentage for each NEO was as follows:

Named Executive Officer	% of Salary Incentive Target
James E. Ferrell	—%
Stephen L. Wambold (1)	100%
Alan C. Heitmann	100%
Thomas M. Van Buren (2)	100%
Daniel E. Giannini	100%
Randy V. Schott	100%
Tod D. Brown (3)	100%

(1) On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.
(2) On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.
(3) On January 13, 2017, Mr. Brown resigned as Executive Vice President, Ferrellgas, and Chief Executive Officer, Blue Rhino.

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

For fiscal 2017, the percent of targeted total company incentive DCF achieved was less than 100%. Accordingly there were no payouts under the CIP for NEOs. For Incentive Plan purposes, total company actual incentive DCF was computed as follows:

(in thousands)
Net loss attributable to Ferrellgas Partners, L.P.	$(54,207)
Add (subtract):
Income tax benefit	(1,143)
Interest expense	152,485
Depreciation and amortization expense	103,351
Non-cash employee stock ownership plan compensation charge	15,088
Non-cash stock-based compensation charge	3,298
Loss on asset sales and disposals	14,457
Other income, net	(1,474)
Severance costs	1,959
Unrealized (non-cash) gains on changes in fair value of derivatives	(3,457)
Net loss attributable to noncontrolling interest	(294)
Maintenance capital expenditures	(16,935)
Incentive DCF	$213,128

Discretionary Bonus

Our Chief Executive Officer has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by a NEO that our Chief Executive Officer believes exceeded expectations in operational or strategic objectives during the last fiscal year. There were no discretionary bonuses paid to any NEO in respect of fiscal 2017.

Equity-based and Incentive Compensation Plan

We have an equity-based incentive plan available for participation by our NEOs, the “Ferrell Companies Incentive Compensation Plan” ("ICP"). The amount of compensation cost related to the ICP plan incurred for each NEO during fiscal 2017 is displayed in the “Option Awards” column of the Summary Compensation Table.

The ICP is an equity-based incentive plan available for participation by our NEOs.

The ICP was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to tpurchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. Options granted under the ICP vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Awards generally expire ten years from the date of issuance.

Options or SARs are granted under the ICP periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the Employee Stock Ownership Plan. All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which includes our Chief Executive Officer and Trenton D. Hampton. Awards granted to NEOs must also be approved by the Compensation Committee. To assist the ICP Option Committee and the Compensation Committee in determining the quantity of awards to grant to a NEO, Trenton D. Hampton utilizes data from our compensation peer group to create recommended ranges of fiscal 2017 ICP award grants by executive position. No stock option awards, SARs, performance shares or other incentives payable in cash or in stock were granted under the ICP to NEOs in fiscal 2017.

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan ("ESOP"), an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2017 is included in the “All Other Compensation” column of the Summary Compensation Table.

Twice per year and in accordance with the ESOP, each NEO’s ESOP account receives an allocation of Ferrell Companies shares. This allocation, as determined by the ESOP, is based on the following: a) the relative percentage of the NEO’s base salary, discretionary bonus, and corporate incentive plan payment made during the period to all eligible employee compensation, subject to certain limitations under Section 415 of the Internal Revenue Code, and b) shares owned from previous allocations. NEOs vest in their account balances as follows:

Number of Completed Years of Service	Vested Percent
Less than 3 years	—%
3 years	20%
4 years	40%
5 years	60%
6 years	80%
7 years or more	100%

NEOs are entitled to receive a distribution for the vested portion of their accounts at specified times in accordance with the ESOP for normal or late retirement, disability, death, resignation, or dismissal.

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a nonqualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2017 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Our contributions to the profit sharing portion of this plan are discretionary and no profit sharing contributions were made to this plan for fiscal 2017. However, this plan also provides for matching contributions under a cash or deferred arrangement based upon the participant salary and employee contributions to this plan. Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 6% of their eligible compensation to this plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the Supplemental Savings Plan (see below) combined. Employee contributions are 100% vested, while the company’s matching contribution vests ratably over the first five years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by this plan.

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

This non-qualified plan is available to all employees who have been designated as “Highly Compensated” as defined in the Internal Revenue Code. NEOs are allowed to make, subject to Internal Revenue Code limitations, pre-tax contributions to the SSP of up to 25% of their eligible compensation. We provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the 401(k) Plan (see above) combined. Employee contributions are 100% vested, while our matching contribution vests ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are identical to the investment options offered under the 401(k) Plan.

Employment and Change-in-Control Agreements

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into Employment Agreements with certain of our NEOs. The purpose for entering into these agreements is to (i) encourage and motivate NEOs to remain employed and focused on the business during a potential change in control, (ii) motivate NEOs to make business decisions that are in the best interest of the company, (iii) ensure that NEOs conduct appropriate due diligence and effectively integrate companies in the event of an acquisition, and (iv) secure the long-term employment of the NEO. The initial term of Mr. Heitmann's agreement ends on June 30, 2018. Thereafter, each agreement automatically renews for successive 12-month periods, unless one party to the agreement provides notice of non-renewal to the other at least 180 days before the last day of then current agreement term.

The specific terms of these agreements are described under “Other Potential Post-Employment Payments” below.

Summary Compensation Table

The following table sets forth the compensation for the last three fiscal years of our NEOs:

		Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
				(1)		(6)
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

James E. Ferrell (2)	2017	—	—	—	—	—	—
Interim Chief Executive
Officer and President;
Chairman of the Board of
Directors

Stephen L. Wambold (3)	2017	126,538	—	—	—	637,129	763,667
Former Chief Executive	2016	700,000	—	632,566	—	29,180	1,361,746
Officer and President	2015	700,000	—	1,778,450	—	28,498	2,506,948

Alan C. Heitmann	2017	400,125	—	—	—	30,990	431,115
Executive Vice President and	2016	375,000	—	651,388	—	30,531	1,056,919
Chief Financial Officer; Treasurer	2015	298,593	250,000	671,820	—	33,230	1,253,643

Thomas M. Van Buren (4)	2017	335,000	—	—	—	372,684	707,684
Executive Vice President, Ferrell	2016	335,000	—	277,095	—	334,005	946,100
North America and Midstream	2015	303,793	—	785,034	—	56,451	1,145,278
Operations

Randy V. Schott	2017	375,000	—	—	—	28,022	403,022
Senior Vice President of
Retail Operations

Daniel E. Giannini	2017	500,000	—	—	—	22,102	522,102
President, Bridger Logistics, LLC

Tod D. Brown (5)	2017	224,048	—	—	—	283,329	507,377
Executive Vice President, Ferrellgas	2016	400,000	—	435,464	—	52,282	887,746
and President, Blue Rhino	2015	400,000	—	936,929	—	51,548	1,388,477

(1)
See Note B – Summary of significant accounting policies (16) Stock-based plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 718 Compensation - Stock Compensation.

(2)	Mr. Ferrell elected not to receive a salary given his status as interim Chief Executive Officer and position as Chairman of the Board of Directors.

(3)	On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

(4)	On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.

(5)	On January 13, 2017, Mr. Brown resigned as Executive Vice President, Ferrellgas, and Chief Executive Officer, Blue Rhino.

(6)	All Other Compensation consisted of the following:

		ESOP Allocations	401(k) Plan Match	SSP Match	Other		Total All Other Compensation
Name	Year	($)	($)	($)	($)		($)
James E. Ferrell	2017	—	—	—	—		—

Stephen L. Wambold (14)	2017	12,552	1,358	—	623,219	(7)	637,129
	2016	18,553	5,254	5,373	—		29,180
	2015	16,890	6,702	4,906	—		28,498

Alan C. Heitmann	2017	20,052	7,350	3,588	—		30,990
	2016	18,553	1,969	10,009	—		30,531
	2015	16,890	11,336	5,004	—		33,230

Thomas M. Van Buren (15)	2017	20,052	6,700	5,392	340,540	(8)	372,684
	2016	18,553	5,707	6,820	302,925	(9)	334,005
	2015	16,890	6,261	5,164	28,136	(10)	56,451

Randy V. Schott	2017	20,052	4,510	3,460	—		28,022

Daniel E. Giannini	2017	20,052	2,050	—	—		22,102

Tod D. Brown (16)	2017	12,552	2,485	3,139	265,153	(11)	283,329
	2016	18,553	8,462	2,459	22,808	(12)	52,282
	2015	16,890	9,115	2,945	22,598	(13)	51,548

(7)	This amount includes $565,385 for severance, $53,846 for earned and unpaid vacation and $3,988 for payment of personal financial, tax or legal advice.

(8)	This amount includes $338,865 of relocation costs and $1,675 for payment of personal financial, tax or legal advice.

(9)	This amount primarily includes $296,250 for relocation costs and $3,653 for payment of personal financial, tax or legal advice.

(10)	This amount primarily includes $22,472 for relocation costs and $5,204 for payment of personal financial, tax or legal advice.

(11)	This amount includes $213,152 for severance, $32,708 for earned and unpaid vacation, $9,000 for car allowance and $10,293 for payment of personal financial, tax or legal advice.

(12)	This amount primarily includes $18,000 for car allowance and $4,172 for payment of personal financial, tax or legal advice.

(13)	This amount includes $18,000 for car allowance and $4,598 for payment of personal financial, tax or legal advice.

(14)	On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

(15)	On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.

(16)	On January 13, 2017, Mr. Brown resigned as Executive Vice President, Ferrellgas, and Chief Executive Officer, Blue Rhino.

Grants of Plan-Based Awards

During fiscal 2017 there were no plan based awards granted to NEOs under the ICP.

Outstanding Equity Awards at Fiscal Year End

The following table lists information concerning our NEOs' outstanding equity awards under the Ferrell Companies Incentive Compensation Plan as of July 31, 2017.

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option
Name	(#) Exercisable	(#) Unexercisable		($)	Expiration Date
James E. Ferrell	—	26,300	(1)	21.92	10/31/2022
	—	22,500	(2)	21.92	1/31/2023
	—	108,560	(3)	24.65	10/31/2023

Alan C. Heitmann	101,500	—	(4)	31.65	10/31/2024
	250,000	—	(5)	31.45	10/31/2025
	12,520	50,080	(6)	27.40	7/31/2026

Thomas M. Van Buren	—	12,816	(7)	24.65	10/31/2023
	75,000	—	(7)	31.65	10/31/2024
	14,800	22,200	(7)	31.65	10/31/2024
	7,491	11,237	(7)	31.65	10/31/2024
	250,000	—	(7)	31.45	10/31/2025
	2,745	10,983	(7)	31.45	10/31/2025

Randy V. Schott	—	5,860	(1)	21.92	10/31/2022
	—	29,839	(3)	24.65	10/31/2023
	37,500	—	(4)	31.65	10/31/2024
	23,918	35,879	(8)	31.65	10/31/2024
	11,459	45,838	(9)	31.45	10/31/2025

(1)	These options will fully vest on 10/31/2017.

(2)	These options will fully vest on 1/31/2018.

(3)	These options will fully vest on 10/31/2018.

(4)	These options were fully vested on 10/31/2014.

(5)	These options were fully vested on 10/31/2015.

(6)	These options will be fully vested on 7/31/2021.

(7)	On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.

(8)	These options will be fully vested on 10/31/2019.

(9)	These options will be fully vested on 10/31/2020.

Option Exercises

The following table lists information concerning our NEOs' equity awards that were exercised during the fiscal year ended July 31, 2017:

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Equity Based Awards Exercised	Value Realized on Exercise
Name	(#)	($)
James E. Ferrell	167,380	1,123,363
Steven L. Wambold (1)	59,889	380,639
Alan C. Heitmann	185,900	482,914
Thomas M. Van Buren (2)	12,728	82,049
Randy V. Schott	145,497	541,253
Tod D. Brown (3)	297,132	1,452,292

(1) On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.
(2) On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.
(3) On January 13, 2017, Mr. Brown resigned as Executive Vice President, Ferrellgas, and Chief Executive Officer, Blue Rhino.

Nonqualified Deferred Compensation

The following table lists information concerning our NEOs' nonqualified SSP account activity during the fiscal year ended July 31, 2017:

	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (2)
Name	($)	($)	($)	($)	($)
Stephen L. Wambold (3)	6,731	—	26,384	555,613	—
Alan C. Heitmann	59,874	3,588	66,057	—	619,074
Thomas M. Van Buren (4)	13,400	5,392	19,717	—	147,100
Randy V. Schott	6,904	3,460	21,499	—	186,643
Tod D. Brown (5)	7,811	3,139	26,738	—	244,633

(1)	Amounts are included in the Summary Compensation Table above.

(2)	The portion of this amount representing registrant contributions made in years prior was previously reported as compensation to the NEO in the Summary Compensation Table for previous years.

(3)	On September 27, 2016, Mr. Wambold resigned as Chief Executive Officer, President and Director of Ferrellgas, Inc.

(4)	On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.

(5)	On January 13, 2017, Mr. Brown resigned as Executive Vice President, Ferrellgas, and Chief Executive Officer, Blue Rhino.

Other Potential Post-Employment Payments

Our general partner has entered into an employment agreement with certain of our NEOs. Pursuant to the terms of the employment agreements, if the NEO’s employment is terminated for any reason, the NEO will be entitled to the following payments:
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

(iii)	receive continuing group medical coverage for himself and his dependents for two years following the termination date; and

(iv)	a lump sum payment of $12,000 for professional outplacement services.

The value of the cash severance payments under the employment agreements for all of the NEOs, at July 31, 2017 would have been:

NEO	Two times annual base salary ($)	Two times target bonus ($)
Alan C. Heitmann	800,250	800,250

Additionally, a change in control would cause each NEO's unvested SARs to become fully vested. At July 31, 2017, this would have resulted in a cash payment due to our NEOs as follows:

NEO	SAR payout at July 31, 2017 upon a change in control ($)
James E. Ferrell	—
Alan C. Heitmann	—
Thomas M. Van Buren (1)	—
Randy V. Schott	—

(1) On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner (the "Board") should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2017 was $70,000 per year. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member.

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

The following table sets forth the compensation for the last completed fiscal year of our Board.

		Fees Paid in Cash	Option Awards (6)	All Other Compensation	Total
Name		($)	($)	($)	($)
James E. Ferrell	(1)	200,000	—	—	200,000
David L. Starling	(2)	70,000	—	—	70,000
A. Andrew Levison	(3)	70,000	—	—	70,000
John R. Lowden	(3)	81,250	—	—	81,250
Michael F. Morrissey	(4)	87,500	—	—	87,500
Pamela A. Breuckmann	(5)	72,813	—	—	72,813
Stephen M. Clifford	(2)	81,250	—	—	81,250

(1)	At July 31, 2017, this director had 157,360 SAR awards outstanding.

(2)	At July 31, 2017, this director had 50,000 SAR awards outstanding.

(3)	At July 31, 2017, this director had 90,000 SAR awards outstanding.

(4)	At July 31, 2017, this director had 109,000 SAR awards outstanding.

(5)	At July 31, 2017, this director had 33,000 SAR awards outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of September 26, 2017, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;

•	persons that are directors, nominees or named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

Title of class	Name and address of beneficial owner	Units beneficially owned	Percentage of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	22,776,251	23.4

	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS 66210	4,763,475	4.9
	Alan C. Heitmann	15,960	*
	Thomas M. Van Buren	11,000	*
	Randy V. Schott	5,800	*
	Trenton D. Hampton	1,107	*
	Daniel E. Giannini	—	*
	A. Andrew Levison	21,800	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	6,000	*
	Stephen M. Clifford	7,000	*
	Pamela A. Breuckmann	35,000	*
	David L. Starling	14,300	*
	Stephen L. Wambold	150,000	*
	Tod D. Brown	50,000	*

	All Current Directors and Executive Officers as a Group	4,875,442	5.0
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

 All common stock of Ferrell Companies, Inc. (“FCI shares”) held in the Ferrell Companies, Inc. Employee Stock Ownership Trust (“Trust”) is ultimately voted by the appointed trustee. The current independent trustee of the Trust is GreatBanc Trust Company. Each participant in the Ferrell Companies, Inc. Employee Stock Ownership Plan (“ESOP”) may be entitled to direct the Trustee as to the exercise of any voting rights attributable to FCI shares allocated to their ESOP account, but only to the extent required by certain sections of the Internal Revenue Code. The ESOP plan administrator shall direct the Trustee how to vote both FCI shares not allocated to plan participants (i.e., held in a Trust suspense account) and any allocated FCI shares in the Trust as to which no voting instructions have been received from participants. In all cases, the Trustee may vote the shares as it determines is necessary to fulfill its fiduciary duties under ERISA.

The common units owned by the Employee Stock Ownership Trust at September 28, 2017 includes 22,529,361 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities Authorized for Issuance under Equity Compensation Plan

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $260.0 million for fiscal 2017, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2017	Distributions paid during the year ended July 31, 2017 (in thousands)
Ferrell Companies (1)	22,529,361	$18,305
James E. Ferrell (2)	4,763,475	3,869
FCI Trading Corp. (3)	195,686	160
Ferrell Propane, Inc. (4)	51,204	41

(1)	Ferrell Companies is the sole shareholder of our general partner.

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

During fiscal 2017, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.8 million.

On September 14, 2017, the operating partnership paid distributions to Ferrellgas Partners and the general partner of $9.8 million and $0.1 million, respectively.

On September 14, 2017, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $2.3 million, $20 thousand, $5 thousand, $0.5 million, and $0.1 million, respectively.

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

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2017 and July 31, 2016 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2017	2016
Audit fees (1)	$1,422	$1,580
Audit-related fees (2)	20	20
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,442	$1,600

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

(3)	Tax fees, which there were none in fiscal 2017 and fiscal 2016, represent fees for professional tax services provided by Grant Thornton.

(4)
All other fees, which there were none in fiscal 2017 and fiscal 2016, represent the aggregate fees billed for products and services provided by Grant Thornton, other than Audit fees, Audit-related fees and Tax fees.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2017 and 2016, respectively, prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	September 28, 2017	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President; Chairman of the Board of Directors	9/28/2017
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/28/2017
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/28/2017
Stephen M. Clifford

/s/ A. Andrew Levison	Director	9/28/2017
A. Andrew Levison

/s/ John R. Lowden	Director	9/28/2017
John R. Lowden

/s/ Michael F. Morrissey	Director	9/28/2017
Michael F. Morrissey

/s/ David L. Starling	Director	9/28/2017
David L. Starling

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/28/2017
Alan C. Heitmann

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date:	September 28, 2017	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President (Principal Executive Officer); Chairman of the Board of Directors	9/28/2017
James E. Ferrell

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/28/2017
Alan C. Heitmann

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	September 28, 2017	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President; Chairman of the Board of Directors	9/28/2017
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/28/2017
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/28/2017
Stephen M. Clifford

/s/ A. Andrew Levison	Director	9/28/2017
A. Andrew Levison

/s/ John R. Lowden	Director	9/28/2017
John R. Lowden

/s/ Michael F. Morrissey	Director	9/28/2017
Michael F. Morrissey

/s/ David L. Starling	Director	9/28/2017
David L. Starling

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/28/2017
Alan C. Heitmann

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date:	September 28, 2017	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President (Principal Executive Officer); Chairman of the Board of Directors	9/28/2017
James E. Ferrell

/s/ Alan C. Heitmann	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/28/2017
Alan C. Heitmann

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas Partners, L.P.
We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit), and cash flows for each of the three years in the period ended July 31, 2017. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing on page S-1. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of July 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2017 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 28, 2017

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
	July 31,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$5,760	$4,965
Accounts and notes receivable (including $109,407 and $106,464 of accounts receivable pledged as collateral at 2017 and 2016, respectively, and net of allowance for doubtful accounts of $1,976 and $5,067 at 2017 and 2016, respectively)	165,084	149,583
Inventories	92,552	90,594
Prepaid expenses and other current assets	33,388	39,973
Total current assets	296,784	285,115

Property, plant and equipment, net	731,923	774,680
Goodwill	256,103	256,103
Intangible assets, net	251,102	280,185
Other assets, net	74,057	87,223
Total assets	$1,609,969	$1,683,306

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$85,561	$67,928
Short-term borrowings	59,781	101,291
Collateralized note payable	69,000	64,000
Other current liabilities	126,224	128,958
Total current liabilities	340,566	362,177

Long-term debt	1,995,795	1,941,335
Other liabilities	31,118	31,574
Contingencies and commitments (Note O)

Partners' deficit:
Common unitholders (97,152,665 and 98,002,665 units outstanding at 2017 and 2016, respectively)	(701,188)	(570,754)
General partner unitholder (989,926 units outstanding at 2017 and 2016)	(66,991)	(65,835)
Accumulated other comprehensive income (loss)	14,601	(10,468)
Total Ferrellgas Partners, L.P. partners' deficit	(753,578)	(647,057)
Noncontrolling interest	(3,932)	(4,723)
Total partners' deficit	(757,510)	(651,780)
Total liabilities and partners' deficit	$1,609,969	$1,683,306
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	For the year ended July 31,
	2017	2016	2015
Revenues:
Propane and other gas liquids sales	$1,318,412	$1,202,368	$1,657,016
Midstream operations	466,703	625,238	107,189
Other	145,162	211,761	260,185
Total revenues	1,930,277	2,039,367	2,024,390

Costs and expenses:
Cost of sales - propane and other gas liquids sales	694,155	564,433	977,224
Cost of sales - midstream operations	429,439	471,234	76,590
Cost of sales - other	67,267	126,237	170,697
Operating expense	432,412	459,178	437,457
Depreciation and amortization expense	103,351	150,513	98,579
General and administrative expense	49,617	56,635	77,238
Equipment lease expense	29,124	28,833	24,273
Non-cash employee stock ownership plan compensation charge	15,088	27,595	24,713
Asset impairments	—	658,118	—
Loss on asset sales and disposal	14,457	30,835	7,099

Operating income (loss)	95,367	(534,244)	130,520

Interest expense	(152,485)	(137,937)	(100,396)
Other income (expense), net	1,474	110	(350)

Earnings (loss) before income taxes	(55,644)	(672,071)	29,774

Income tax benefit	(1,143)	(36)	(315)

Net earnings (loss)	(54,501)	(672,035)	30,089

Net earnings (loss) attributable to noncontrolling interest	(294)	(6,620)	469

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(54,207)	(665,415)	29,620

Less: General partner's interest in net earnings (loss)	(542)	(6,654)	296
Common unitholders' interest in net earnings (loss)	$(53,665)	$(658,761)	$29,324

Basic and diluted net earnings (loss) per common unitholders' interest	$(0.55)	$(6.68)	$0.35

Cash distributions declared per common unit	$0.40	$2.05	$2.00
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	For the year ended July 31,
	2017	2016	2015

Net earnings (loss)	$(54,501)	$(672,035)	$30,089
Other comprehensive income (loss)
Change in value on risk management derivatives	22,525	1,789	(73,647)
Reclassification of gains on derivatives to earnings	1,938	27,302	28,258
Foreign currency translation adjustment	320	—	(2)
Pension liability adjustment	541	(333)	(185)
Other comprehensive income (loss)	25,324	28,758	(45,576)
Comprehensive loss	(29,177)	(643,277)	(15,487)
Less: comprehensive income (loss) attributable to noncontrolling interest	(39)	(6,328)	8
Comprehensive loss attributable to Ferrellgas Partners, LP	$(29,138)	$(636,949)	$(15,495)
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)

	Number of units
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder	Accumulated other comprehensive income (loss)	Total Ferrellgas Partner, L.P. partners' capital (deficit)	Non-controlling interest	Total partners' capital (deficit)
Balance at July 31, 2014	81,228.2	820.5	$(57,893)	$(60,654)	$6,181	$(112,366)	$720	$(111,646)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	49,681	502	—	50,183	512	50,695
Distributions	—	—	(165,433)	(1,672)	—	(167,105)	(6,139)	(173,244)
Common units issued in connection with acquisitions	11,334.2	114.5	262,952	2,656	—	265,608	31	265,639
Exercise of common unit options	5.8	0.1	91	1	—	92	—	92
Common units issued in offering, net of issuance costs	7,808.6	78.9	181,008	1,829	—	182,837	8,823	191,660
Net earnings	—	—	29,324	296	—	29,620	469	30,089
Other comprehensive loss	—	—	—	—	(45,115)	(45,115)	(461)	(45,576)

Balance at July 31, 2015	100,376.8	1,014.0	299,730	(57,042)	(38,934)	203,754	3,955	207,709

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	36,181	365	—	36,546	373	36,919
Distributions	—	—	(202,118)	(2,042)	—	(204,160)	(2,723)	(206,883)
Common unit repurchases	(2,385.7)	(24.2)	(45,968)	(464)	—	(46,432)	—	(46,432)
Exercise of common unit options	11.6	0.1	182	2	—	184	—	184
Net loss	—	—	(658,761)	(6,654)	—	(665,415)	(6,620)	(672,035)
Other comprehensive income	—	—	—	—	28,466	28,466	292	28,758

Balance at July 31, 2016	98,002.7	989.9	(570,754)	(65,835)	(10,468)	(647,057)	(4,723)	(651,780)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	18,018	183	—	18,201	185	18,386
Other contributions	—	—	—	—	—	—	1,695	1,695
Distributions	—	—	(78,936)	(797)	—	(79,733)	(1,050)	(80,783)
Common unit repurchases	(850.0)	—	(15,851)	—	—	(15,851)	—	(15,851)
Net loss	—	—	(53,665)	(542)	—	(54,207)	(294)	(54,501)
Other comprehensive income	—	—	—	—	25,069	25,069	255	25,324

Balance at July 31, 2017	97,152.7	989.9	$(701,188)	$(66,991)	$14,601	$(753,578)	$(3,932)	$(757,510)
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(54,501)	$(672,035)	$30,089
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	103,351	150,513	98,579
Non-cash employee stock ownership plan compensation charge	15,088	27,595	24,713
Non-cash stock and unit-based compensation charge	3,298	9,324	25,982
Asset impairments	—	658,118	—
Loss on asset sales and disposal	14,457	30,835	7,099
Unrealized gain on derivative instruments	(2,895)	—	—
Change in fair value of contingent consideration	—	(100)	(6,300)
Provision for doubtful accounts	7	1,703	3,419
Deferred tax expense (benefit)	11	(504)	270
Other	7,933	4,967	3,361
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(5,394)	6,812	(1,739)
Inventories	(1,958)	5,788	49,050
Prepaid expenses and other current assets	12,041	17,961	(24,956)
Accounts payable	17,469	(14,924)	(1,547)
Accrued interest expense	2,048	(658)	5,099
Other current liabilities	12,975	(40,252)	10,754
Other assets and liabilities	3,358	9,184	(20,801)
Net cash provided by operating activities	127,288	194,327	203,072

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,539)	(15,144)	(641,427)
Capital expenditures	(50,472)	(117,518)	(72,481)
Proceeds from sale of assets	8,510	17,089	5,905
Other	(37)	(286)	(14)
Net cash used in investing activities	(45,538)	(115,859)	(708,017)

Cash flows from financing activities:
Distributions	(79,733)	(204,160)	(167,105)
Proceeds from issuance of long-term debt	230,864	168,117	628,134
Payments on long-term debt	(174,292)	(14,959)	(119,457)
Net additions to (reductions in) short-term borrowings	(41,510)	25,972	5,800
Net additions to (reductions in) collateralized short-term borrowings	5,000	(6,000)	(21,000)
Cash paid for financing costs	(6,078)	(1,214)	(10,301)
Noncontrolling interest activity	645	(2,693)	2,684
Repurchase of common units (including fees of $34 for the year ended July 31, 2016)	(15,851)	(46,432)	—
Proceeds from exercise of common unit options	—	182	91
Proceeds from equity offering, net of issuance costs of $648 for the year ended July 31, 2015	—	—	181,008
Cash contribution from general partner in connection with common unit issuances	—	32	4,456
Net cash provided by (used in) financing activities	(80,955)	(81,155)	504,310

Effect of exchange rate changes on cash	—	—	(2)

Increase (decrease) in cash and cash equivalents	795	(2,687)	(637)
Cash and cash equivalents - beginning of year	4,965	7,652	8,289
Cash and cash equivalents - end of year	$5,760	$4,965	$7,652
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of July 31, 2017, Ferrell Companies Inc. beneficially owns 22.8 million of Ferrellgas Partners’ outstanding common units and also owns 100% of Ferrellgas, Inc. Ferrellgas, Inc. (the "general partner") retains a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

(2)    Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas Partners, its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that the operating partnership is a variable interest entity for whom Ferrellgas Partners has no ability through voting rights or similar rights to make decisions and thus does not have the power to direct the activities of the operating partnership that most significantly impact economic performance. However, we have determined that Ferrellgas Partners is most closely associated with the operations of the operating partnership because Ferrellgas Partners has the obligation to absorb the losses of and the right to receive benefits from the operating partnership that are significant to the operating partnership and substantially all the assets and liabilities of Ferrellgas Partners consist of the operating partnership. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s approximate 1% general partner interest in the operating partnership is accounted for as a noncontrolling interest. The wholly-owned consolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a special purpose entity that has agreements with the operating partnership to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(3)    Fair value measurements: Ferrellgas measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.

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

(4)    Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, Ferrellgas has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable.

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

(7)    Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has five reporting units for goodwill impairment testing purposes. As of July 31, 2017, two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit's recorded amount of goodwill. Ferrellgas completed its last annual goodwill impairment test on January 31, 2017 and did not incur an impairment loss.

During the quarter ended January 31, 2017, Ferrellgas adopted ASU 2017-04, which as discussed below eliminated step 2 from the goodwill impairment test. As discussed in Note C – Asset impairments, during 2016 Ferrellgas recorded impairments under the old model prior to adoption of ASU 2017-04.

(8)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets, non-compete agreements, permits, favorable lease arrangements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Ferrellgas tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas management's plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

(9)    Derivative instruments and hedging activities:

Commodity and Transportation Fuel Price Risk.

Ferrellgas’ overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane, gasoline, diesel and crude oil prices.

Ferrellgas’ risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane and crude oil generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. Additionally, from time to time Ferrellgas risk management activities attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from retail fueling stations through the use of financial derivative instruments.

Ferrellgas’ risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas’ positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas’ gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. The propane related financial derivatives are designated as cash flow hedges. The gasoline and diesel related financial derivatives have not historically been formally designated and documented as a hedge of exposure to fluctuations in the market price of fuel.

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

(10)  Revenue recognition: Revenues from Ferrellgas' propane operations and related equipment sales segment are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days. Ferrellgas determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

Revenues from Ferrellgas' midstream operations segment include crude oil sales, pipeline tariffs, trucking fees, rail throughput fees, pipeline management services, leasing, throughput, storage and salt water disposal. These revenues are recognized upon completion of the related service or delivery of product.

(11)   Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense” in the consolidated statements of operations. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas are classified within “Equipment lease expense.”

See Note G – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(12)    Cost of sales: “Cost of sales – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas’ portable propane tanks. "Cost of sales - midstream operations" includes all costs incurred to purchase and transport crude oil, including the costs of terminaling and transporting crude oil prior to delivery to customers and the costs of salt water disposal. “Cost of sales – other” primarily includes costs related to the sale of propane appliances and equipment.

(13)   Operating expense: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses.

(14)    General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives, and employees and other overhead expense related to centralized corporate functions.

(15)  Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)

The ICPs are not Ferrellgas stock-compensation plans; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-

cash compensation charge from Ferrell Companies. During the years ended July 31, 2017, 2016 and 2015, the portion of the total non-cash compensation charge relating to the ICPs was $3.3 million, $9.3 million and $25.6 million, respectively.

Ferrell Companies is authorized to issue up to 9.25 million stock appreciation rights (“SARs”) that are based on shares of Ferrell Companies common stock. The SARs were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The SARs awards vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

Effective July 31, 2015, Ferrell Companies is authorized to issue deferred appreciation right ("DARs") awards that are based on shares of Ferrell Companies common stock. The DAR awards were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The DAR awards vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

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

Income tax expense (benefit) consisted of the following:

	For the year ended July 31,
	2017	2016	2015
Current expense (benefit)	$(1,154)	$468	$(585)
Deferred expense (benefit)	11	(504)	270
Income tax benefit	$(1,143)	$(36)	$(315)

Deferred taxes consisted of the following:

	July 31,
	2017	2016
Deferred tax assets (included in Prepaid expenses and other current assets)	$1,068	$1,156
Deferred tax liabilities (included in Other liabilities)	(4,186)	(4,085)
Net deferred tax liability	$(3,118)	$(2,929)

(17)    Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(18)    Net earnings (loss) per common unitholders’ interest:  Net earnings (loss) per common unitholders’ interest is computed by dividing “Net earnings (loss) attributable to Ferrellgas Partners, L.P.,” after deducting the general partner's 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note Q – Net earnings (loss) per common unitholders’ interest – for further discussion about these calculations.

(19) Loss contingencies: In the normal course of business, Ferrellgas is involved in various claims and legal proceedings. Ferrellgas records a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued.

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

C.    Asset impairments

First Quarter ended October 31, 2015

Goodwill impairment

During the three months ended October 31, 2015, Ferrellgas determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions reporting unit that required an update to the goodwill impairment assessment as of October 31, 2015.

The first step of this test primarily consists of a discounted future cash flow model to estimate fair value. The result of this first step is based on the following critical assumptions: (1) the NYMEX West Texas Intermediate (“WTI”) crude oil curve was used to estimate future oil prices; (2) the oil skimming rate was expected to increase or decrease consistent with the projected increases/decreases in the NYMEX WTI crude oil curve consistent with past history; and (3) certain organic growth projects were projected to increase the salt water volumes processed as new drilling activity increases associated with the projected NYMEX WTI crude oil curve. As noted in our discussion of this reporting unit in Ferrellgas' Annual Report on Form 10-K for the year ended July 31, 2015, Ferrellgas believes that the results of this business are closely tied to the price of WTI crude oil. The daily average closing price for WTI crude oil for the three months ended July 31, 2015 of $56.63 decreased 20.7% to $44.90 during the three months ended October 31, 2015. Additionally, the projected NYMEX WTI crude oil curve decreased approximately 6.5% from August 31, 2015 to October 31, 2015. These events have led to an overall decline in drilling activity and volumes in the Eagle Ford shale region of Texas. These market changes, in addition to previous declines noted during fiscal year 2015, negatively affected Ferrellgas' fiscal year 2016 results and future projections sufficiently to indicate that the fair value of the reporting unit likely no longer exceeded its carrying value.

In the second step, the implied fair value of goodwill was determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized for that excess.

As of October 31, 2015, Ferrellgas performed the first step of the goodwill impairment test for the Midstream operations - water solutions reporting unit and determined that the carrying value of the reporting unit exceeded the fair value. Ferrellgas then completed the second step of the goodwill impairment analysis and compared the implied fair value of the reporting unit to the carrying amount of goodwill and determined that goodwill was completely impaired and wrote off the entire $29.3 million of goodwill related to this reporting unit.

Fourth Quarter ended July 31, 2016

During the year ended July 31, 2016, approximately 60% of Bridger's gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, Ferrellgas began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger was unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it was unlikely that Bridger would continue to make any deliveries under the existing agreement. As of the date of this assessment, we did not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend Ferrellgas anticipated would continue into fiscal 2017 and beyond. This expected decline in future cash flows from operations constituted a triggering event in the fourth fiscal quarter of 2016 for its Midstream operations - crude oil logistics reporting unit, requiring impairment testing of indefinite-lived intangible assets, long-lived tangible and intangible assets within certain asset groups, and goodwill.

Tradename impairment

Upon applying the fair-value-based test to its Midstream operations - crude oil logistics reporting unit indefinite-lived intangible asset, which consists of its tradename, Ferrellgas determined that the estimated fair value of the tradename as of July 31, 2016 was less than the carrying value, and as a result recorded an impairment charge of $7.4 million as of July 31, 2016. Ferrellgas estimated the fair value of the tradename using the relief from royalty method, which is an income approach. Critical assumptions included in the relief from royalty method include: (1) discounted future cash flows; (2) growth factors; (3) a discount rate; and (4) a long-term growth rate. The majority of these critical assumptions were unobservable, accordingly Ferrellgas' estimate of fair value of the tradename was considered to be Level 3 in the fair value hierarchy.

Long-lived asset impairment

Ferrellgas determined that multiple asset groups within the Midstream operations - crude oil logistics reporting unit were not recoverable. Ferrellgas estimated the fair value of each of these asset groups and recorded impairment charges to the extent that fair value was less than the carrying value of the asset group. As of July 31, 2016, impairment charges of $249.0 million related to customer relationships and non-compete agreements and $181.8 million related to property, plant and equipment are included in “Asset impairments” in the Consolidated Statement of Operations.
Fair value of the asset groups was determined using an income approach, which was comprised of multiple significant unobservable inputs including: (1) estimate of future cash flows; (2) the timing, success rate and capital required for certain organic growth projects; (3) the amount of capital expenditures required to maintain the existing cash flows; and (4) a terminal period growth rate equal to the expected rate of inflation. Accordingly, Ferrellgas' estimates of fair value of these asset groups were considered to be Level 3 in the fair value hierarchy.

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

Ferrellgas used a discounted future cash flow model to estimate fair value of the reporting unit, which included multiple significant unobservable inputs, thus the estimate was considered to be Level 3 in the fair value hierarchy. Ferrellgas prepared various cash flow models involving certain potential scenarios and probability weighted these scenarios which included the following critical assumptions: (1) discounted future cash flows; (2) the timing, success rate and capital required for certain organic growth projects; (3) the amount of capital expenditures required to maintain the existing cash flows; and (4) a terminal period growth rate equal to the expected rate of inflation. In addition to these critical cash flow assumptions, a discount rate of 11.5% was applied to the various projected cash flow models.

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7%, which decreased to 2.8% as a result of Ferrellgas reducing its quarterly distribution rate to $0.10, and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first quarterly interest payment of approximately $0.9 million was received in December 2016 and the first and second quarterly principal and interest payments of approximately $2.8 million each were received in March and June 2017. The maturity date of the Jamex Secured Promissory Note is December 17, 2021, and Jamex may prepay the Secured Promissory Note in whole or in part at any time.

The Jamex Revolving Promissory Note, which provides Jamex with access to working capital liquidity to meet their unrelated and ongoing crude oil marketing and other business needs, has an annual interest rate of 0% (which rate would be increased in case of a default), and contains certain conditions precedent to the operating partnership’s obligation to make any advances thereunder. Each borrowing under the Jamex Revolving Promissory Note must be repaid within 10 days, and the ultimate maturity date of the Jamex Revolving Promissory Note is the earlier of September 1, 2021 and the date on which all obligations under the Jamex Secured Promissory Note are repaid. As of July 31, 2017, there were no outstanding borrowings under the Jamex Revolving Promissory Note.

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $42.5 million note receivable as of July 31, 2017.

E.    Business combinations

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of operations from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas' balance sheets or results of operations.

Propane operations and related equipment sales

During fiscal 2017, Ferrellgas acquired propane distribution assets of Valley Center Propane, based in California, with an aggregate value of $4.4 million.

During fiscal 2016, Ferrellgas acquired propane distribution assets with an aggregate value of $6.6 million in the following transactions:

•	Gasco Energy Supply, LLC., based in Missouri, acquired December 2015;

•	Warren Energy Supply, Inc. based in Utah, acquired February 2016; and

•	Selphs Propane, Inc., based in Colorado, acquired June 2016.

During fiscal 2015, Ferrellgas acquired propane distribution assets of Propane Advantage, LLC, based in Utah, with an aggregate value of $7.7 million.

The goodwill arising from the propane operations and related equipment sales acquisitions consists largely of the synergies and economies of scale expected from combining the operations of Ferrellgas and the acquired companies.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2017	2016	2015
Cash payments, net of cash acquired	$3,539	$4,476	$4,250
Issuance of liabilities and other costs and considerations	856	2,126	481
Common units, net of issuance costs	—	—	3,000
Aggregate fair value of transactions	$4,395	$6,602	$7,731

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2017	2016	2015
Working capital	$139	$(249)	$233
Customer tanks, buildings, land and other	1,220	3,625	236
Customer lists	2,648	2,962	6,569
Non-compete agreements	388	264	693
Aggregate fair value of net assets acquired	$4,395	$6,602	$7,731

The estimated fair values and useful lives of assets acquired during fiscal 2017 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2016 and 2015 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

Midstream operations

During fiscal 2016, Ferrellgas acquired the crude oil logistics assets of South C&C Trucking, LLC, based in Texas, with an aggregate value of $10.7 million. The aggregate fair values for this acquisition were allocated as follows: $(0.6) million of working capital, $9.2 million of plant, property, and equipment, $0.7 million of intangibles, and $1.4 million of goodwill.

On June 24, 2015, Ferrellgas acquired Bridger (based near Dallas, Texas) and formed a new midstream operations segment. Ferrellgas paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. Ferrellgas incurred and charged to operating expenses, net $16.4 million of costs during the year ended July 31, 2015, related to the acquisition and transition of Bridger.

Bridger's assets include rail cars, trucks, tank trailers, injection stations, a pipeline, and other assets. Bridger's operations provide crude oil transportation logistics on behalf of producers and end-users of crude oil on a fee-for-service basis, and purchases and sells crude oil in connection with other fee-for-service arrangements.

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represented the strategic value assigned to Bridger, including the knowledge and experience of the workforce in place.

The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed:

June 24, 2016
Working capital	$(8,315)
Transportation equipment	293,491
Injection stations and pipelines	41,632
Goodwill	189,196
Customer relationships	277,224
Non-compete agreements	10,000
Trade names & trademarks	9,400
Office equipment	7,449
Other	2,375
Aggregate fair value of net assets acquired	$822,452

During fiscal 2015, Ferrellgas acquired salt water disposal assets with an aggregate value of $74.7 million in the following transactions, which includes $1.4 million paid in fiscal 2015 as a working capital and valuation adjustment for prior year acquisitions:

•	C&E Production, LLC, based in Texas, acquired September 2014; and

•	Segrest Saltwater Resources, based in Texas, acquired May 2015.

These acquisitions were funded as follows on their dates of acquisition:

For the year ended July 31,
2015
Cash payments. net of cash acquired	$74,677

The aggregate fair values for these acquisitions were allocated as follows:

For the year ended July 31,
2015
Working capital	$1,155
Customer tanks, buildings, land and other	1,704
Salt water disposal wells	10,705
Goodwill	12,359
Customer relationships	38,846
Non-compete agreements	3,639
Permits and favorable lease arrangements	6,269
Aggregate fair value of net assets acquired	$74,677

F.    Quarterly distribution of available cash

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

See Note J – Debt for additional disclosures related to Ferrellgas' ability to make quarterly cash distributions.

G.    Supplemental financial statement information

Inventories consist of the following:

	2017	2016
Propane gas and related products	$67,049	$59,726
Crude oil	724	4,642
Appliances, parts and supplies	24,779	26,226
Inventories	$92,552	$90,594

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms generally up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2017, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 109.6 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2017	2016
Land	Indefinite	$35,824	$35,309
Land improvements	2-20	14,342	14,097
Buildings and improvements	20	73,333	73,021
Vehicles, including transport trailers	8-20	121,233	122,691
Bulk equipment and district facilities	5-30	104,291	104,428
Tanks, cylinders and customer equipment	2-30	755,867	767,234
Salt water disposal wells and related equipment	2-30	52,495	57,695
Rail cars	30	91,787	92,980
Injection stations	20	13,130	13,130
Pipeline	15	1,663	1,663
Computer and office equipment	2-5	118,518	122,304
Construction in progress	n/a	10,974	10,481
		1,393,457	1,415,033
Less: accumulated depreciation		661,534	640,353
Property, plant and equipment, net		$731,923	$774,680

As of July 31, 2016, property, plant and equipment amounts are net of impairment losses of $181.8 million. See Note C – Asset impairments for additional disclosures regarding these impairments.

Depreciation expense totaled $68.1 million, $85.8 million and $61.3 million for fiscal 2017, 2016 and 2015, respectively.

Other assets, net consist of the following:

	2017	2016
Jamex receivable, less current portion	$32,500	$39,760
Other	41,557	47,463
Other assets, net	$74,057	$87,223

At July 31, 2016, management determined a that a significant portion of the trade accounts receivable balance with Jamex should be considered noncurrent and accordingly, $39.8 million of this trade accounts receivable was reclassified from "Accounts and notes receivable, net" to "Other assets, net". The Jamex trade receivable was converted into a secured promissory note on September 1, 2016. See Note D – Significant transactions for further discussion of this promissory note.

Other current liabilities consist of the following:

	2017	2016
Accrued interest	$18,671	$16,623
Customer deposits and advances	25,541	27,391
Price risk management liabilities	1,838	18,401
Other	80,174	66,543
Other current liabilities	$126,224	$128,958

 Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2017	2016	2015
Operating expense	$175,164	$167,980	$174,105
Depreciation and amortization expense	3,909	4,282	5,127
Equipment lease expense	26,299	25,967	22,667
	$205,372	$198,229	$201,899

During fiscal 2016, Ferrellgas committed to a plan to dispose of certain assets in its Midstream operations segment. The held for sale assets were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included significant unobservable inputs (Level 3 fair value). As of July 31, 2016, this plan resulted in 134 trucks sold and 12 trucks remaining classified as held for sale assets. During fiscal 2017, the 12 remaining trucks classified as held for sale assets were repurposed and reclassified to property, plant, and equipment as held for use within other Ferrellgas businesses.

Loss on asset sales and disposal during the year ended July 31, 2017 consists of:

	For the year ended July 31,
	2017	2016	2015
Loss on assets held for sale	$—	$12,112	$—
Loss on sale of assets held for sale	—	1,698	—
Loss on sale of assets and other	14,457	17,025	7,099
Loss on asset sales and disposal	$14,457	$30,835	$7,099

For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2017	2016	2015
CASH PAID FOR:
Interest	$143,441	$133,629	$91,783
Income taxes	$310	$777	$712
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$—	$262,952
Liabilities incurred in connection with acquisitions	$139	$2,126	$481
Change in accruals for property, plant and equipment additions	$164	$(1,122)	$498

H.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2017	2016
Accounts receivable pledged as collateral	$109,407	$106,464
Accounts receivable	47,346	43,148
Note receivable - Jamex, current portion	10,000	5,000
Other	307	38
Less: Allowance for doubtful accounts	(1,976)	(5,067)
Accounts and notes receivable, net	$165,084	$149,583

During July 2016, Ferrellgas executed an amendment to its accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This accounts receivable securitization facility has up to $225.0 million of capacity and matures on the earlier of the Secured Credit Facility maturity date and July 29, 2019. As part of this facility, Ferrellgas, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January and February $175.0 million during the months of March, April, November and December and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. At July 31, 2017, $109.4 million of trade accounts receivable were pledged as collateral against $69.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2016, $106.5 million of trade accounts receivable were pledged as collateral against $64.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas. Ferrellgas does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2017, Ferrellgas had received cash proceeds of $69.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2016, Ferrellgas had received cash proceeds of $64.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 4.0% and 3.0% as of July 31, 2017 and 2016, respectively.

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

Ferrellgas' consolidated leverage ratio was 7.46x as of July 31, 2017; the margin allows for approximately $67.5 million of additional borrowing capacity or approximately $8.7 million less EBITDA.

Consolidated interest coverage ratio

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

Ferrellgas' consolidated interest coverage ratio was 1.99x as of July 31, 2017; the margin allows for approximately $15.9 million of additional interest expense or approximately $27.8 million less EBITDA. See additional disclosure about Ferrellgas' financial covenants in Note J – Debt.

I.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2017			July 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$256,103	$—	$256,103	$256,103	$—	$256,103

Intangible assets, net
Amortized intangible assets
Customer related	$556,678	$(397,891)	$158,787	$554,030	$(372,342)	$181,688
Non-compete agreements	39,875	(27,887)	11,988	39,487	(23,384)	16,103
Permits and favorable lease arrangements	17,225	(3,506)	13,719	17,225	(2,335)	14,890
Other	9,301	(7,144)	2,157	9,301	(6,210)	3,091
	623,079	(436,428)	186,651	620,043	(404,271)	215,772

Unamortized intangible assets
Trade names & trademarks	64,451	—	64,451	64,413	—	64,413
Total intangible assets, net	$687,530	$(436,428)	$251,102	$684,456	$(404,271)	$280,185

See Note C – Asset impairments for disclosures regarding impairments recorded during fiscal 2016.

Changes in the carrying amount of goodwill, by operating segment, are as follows:

	Propane operations and related equipment sales	Midstream operations	Total
Balance July 31, 2015	$256,120	$222,627	$478,747
Acquisitions	—	1,358	1,358
Measurement period adjustments	—	(4,115)	(4,115)
Dispositions	(17)	—	(17)
Impairment	—	(219,870)	(219,870)
Balance July 31, 2016	256,103	—	256,103
Acquisitions	—	—	—
Balance July 31, 2017	$256,103	$—	$256,103

Customer related intangible assets have estimated lives of 10 to 15 years, permits and favorable lease arrangements have estimated lives of 15 years while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles, permits and favorable lease arrangements, non-compete agreements and other intangibles carry a weighted average life of 13, 13, seven years and seven years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2017	$32,148
2016	61,970
2015	34,585

Estimated amortization expense:
For the year ended July 31,
2018	$30,312
2019	27,078
2020	21,200
2021	19,648
2022	16,693

J.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2017 and 2016, $59.8 million and $101.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2017	2016
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (4)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $3,166 and $4,008 at 2017 and 2016, respectively (3)	478,166	479,008
Fixed rate, 8.625%, due 2020, net of unamortized discount of $5,976 and $0 at 2017 and 2016, respectively (2)	351,024	182,000
Fair value adjustments related to interest rate swaps	471	5,830

Secured credit facility
Variable interest rate, expiring October 2018 (net of $59.8 million and $101.3 million classified as short-term borrowings at July 31, 2017 and 2016, respectively)	185,719	293,109

Notes payable
12.0% and 11.8% weighted average interest rate at July 31, 2017 and 2016, respectively, due 2018 to 2022, net of unamortized discount of $1,128 and $1,566 at July 31, 2017 and 2016, respectively	5,958	8,484
Total debt, excluding unamortized debt issuance costs	2,021,338	1,968,431
Unamortized debt issuance costs	(22,965)	(23,175)
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,578	3,921
Long-term debt	$1,995,795	$1,941,335

(1)
During November 2010, Ferrellgas issued $500.0 million in aggregate principal amount of 6.50% senior notes due 2021 at an offering price equal to par. These notes are general unsecured senior obligations of Ferrellgas and are effectively junior to all future senior secured indebtedness of Ferrellgas, to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of the operating partnership. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. Ferrellgas would incur prepayment penalties if it were to repay the notes prior to May 2019.

(2)
During January 2017, Ferrellgas issued and sold, in a private placement offering with registration rights, $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, issued at 96% of par. Ferrellgas contributed the net proceeds from the offering of approximately $166.1 million to the operating partnership, which used such amounts to repay borrowings under its secured credit facility. In August 2017, Ferrellgas completed an offer to exchange $175.0 million principal amount of its 8.625% unsecured senior notes due 2020, which were registered under the Securities Act of 1933, as amended, for a like principal amount of its outstanding and unregistered 8.625% unsecured senior notes due 2020. During April 2010, Ferrellgas issued $280.0 million of its fixed rate senior notes. During March 2011, Ferrellgas redeemed $98.0 million of these fixed rate senior notes. The unsecured senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Ferrellgas would incur prepayment penalties if it were to repay the note prior to June 2018.

(3)
During November 2013, Ferrellgas issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas received $319.3 million of net proceeds after deducting underwriters' fees. Ferrellgas used the net proceeds to redeem all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. During June 2014, Ferrellgas issued an additional $150.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to 104% of par. Ferrellgas used the net proceeds for general corporate purposes, including to repay indebtedness under its secured credit facility and to pay related transaction fees and expenses. Ferrellgas would incur prepayment penalties if it were to repay the notes prior to November 2019.

(4)
During June 2015, Ferrellgas issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023 at an offering price equal to par. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2023. Ferrellgas received $491.3 million of net proceeds after deducting underwriters' fees. Ferrellgas used the net proceeds to fund a portion of the cash portion of the consideration for the acquisition of the outstanding membership interests in Bridger Logistics,

LLC and its subsidiaries with remaining amounts being used to repay outstanding borrowing under the secured credit facility after the closing of the acquisitions. Ferrellgas would incur prepayment penalties if it were to repay the notes prior to June 2021.

The scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2018	$2,578
2019	187,644
2020	358,180
2021	501,055
2022	370
Thereafter	974,978
Total	$2,024,805

Secured credit facility

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

On April 28, 2017, Ferrellgas entered into a sixth amendment to its secured credit facility to modify the maximum consolidated leverage ratio covenant and the consolidated interest coverage ratio covenant. The amendment to our secured credit facility also (1) reduces the maximum amount available to be borrowed from $700 million to $575 million, (2) increases the pricing of loans when our leverage ratio is greater than or equal to 6.00x from LIBOR plus 3.50% to LIBOR plus 3.75% and when our leverage ratio is greater than or equal to 7.00x from LIBOR plus 3.50% to LIBOR plus 4.00%, (3) limits the amount of distributions (other than distributions to Ferrellgas Partners for payments of interest payable on its unsecured notes) that the operating partnership may make to Ferrellgas Partners to $10 million per quarter (Ferrellgas Partners' current distribution rate is $9.8 million per quarter) until the leverage ratio is less than 5.50x, (4) reduces the amount of investments we can make when our leverage ratio is greater than 5.50x from $200 million to $50 million, and (5) requires us to reduce our secured credit facility with 50% of the net cash proceeds received from any equity sale.

As of July 31, 2017, Ferrellgas had total borrowings outstanding under its secured credit facility of $245.5 million, of which $185.7 million was classified as long-term debt. Ferrellgas had $190.3 million of capacity under the secured credit facility as of July 31, 2017. However, the consolidated leverage ratio covenant under this facility limits additional borrowings to $67.5 million as of July 31, 2017. As of July 31, 2016, Ferrellgas had total borrowings outstanding under its secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt.

Borrowings outstanding at July 31, 2017 and 2016 under the secured credit facility had a weighted average interest rate of 6.0% and 3.7%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 3.00% (as of July 31, 2017 and 2016, the margin was 2.75% and 1.75%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 4.00% (as of July 31, 2017 and 2016, the margin was 3.75% and 2.75%, respectively).

As of July 31, 2017, the federal funds rate and Bank of America’s prime rate were 1.07% and 4.25%, respectively. As of July 31, 2016, the federal funds rate and Bank of America’s prime rate were 0.40% and 3.50%, respectively. As of July 31, 2017, the one-month and three-month Eurodollar Rates were 1.23% and 1.31%, respectively. As of July 31, 2016, the one-month and three-month Eurodollar Rates were 0.48% and 0.68%, respectively.

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

Letters of credit outstanding at July 31, 2017 totaled $139.2 million and were used to secure commodity hedges and product purchases, and to a lesser extent, insurance arrangements. Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2017, Ferrellgas had available letter of credit remaining capacity of $60.8 million. At July 31, 2016, Ferrellgas had available letter of credit remaining capacity of $113.7 million. Ferrellgas incurred commitment fees of $1.1 million, $1.4 million and $1.5 million in fiscal 2017, 2016 and 2015, respectively.

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

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the consolidated leverage ratio and consolidated interest coverage ratio covenants under the secured credit facility and accounts receivable securitization facility and in compliance with the covenants under the operating partnerships indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders. If Ferrellgas Partners does not make interest payments on its unsecured notes, that would constitute an event of default, which would permit the acceleration of the obligations underlying the indenture, including all outstanding principal owed. The accelerated obligations would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If Ferrellgas' debt obligations are accelerated, Ferrellgas may be unable to borrow sufficient funds to refinance debt in which case unitholders could experience a partial or total loss of their investment.

Before a restricted payment (as defined in the Ferrellgas Partners indenture) can be made by Ferrellgas Partners, Ferrellgas Partners must be in compliance with the consolidated fixed charge coverage ratio covenant under the Ferrellgas Partners indenture. If Ferrellgas Partners is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders.

A breach of the consolidated leverage ratio covenant or the consolidated interest coverage ratio covenant under the secured credit facility and the accounts receivable securitization facility would result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and would give the lenders and receivables purchasers the right to accelerate the operating partnership's obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

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

Ferrellgas' consolidated leverage ratio was 7.46x as of July 31, 2017; the margin allows for approximately $67.5 million of additional borrowing capacity or approximately $8.7 million less EBITDA. This covenant also restricts Ferrellgas' ability to make distribution payments as discussed above.

Consolidated interest coverage ratio

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

Ferrellgas' consolidated interest coverage ratio was 1.99x at July 31, 2017; the margin allows for approximately $15.9 million of additional interest expense or approximately $27.8 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, these indentures allow us to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of July 31, 2017, the ratio was 1.50x. As a result, the $9.8 million distribution paid to common unitholders on September 14, 2017 was taken from the $50.0 million restricted payment limitation, leaving $40.2 million for future restricted payments. If our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

Debt and interest expense reduction strategy

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

If Ferrellgas is unsuccessful with its strategy to reduce debt and interest expense, or is unsuccessful in renegotiating its secured credit facility, which matures in October 2018, or is unable to secure alternative liquidity sources, it may not have the liquidity to fund its operations after that maturity date.

Failure to maintain compliance with these and other covenants in our agreements or failure to renew or replace liquidity available under the secured credit facility could have a material effect on Ferrellgas' operating capacity and cash flows and could further restrict Ferrellgas' ability to incur debt, pay interest on the notes or to make cash distributions to unitholders. An inability to pay interest on the notes could result in an event of default that would permit the acceleration of all of Ferrellgas' indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of Ferrellgas' debt is accelerated, Ferrellgas' assets may be insufficient to repay such debt in full and Ferrellgas may be unable to borrow sufficient funds to refinance debt, in which case the unitholders could experience a partial or total loss of their investment.

Further, if Ferrellgas is unsuccessful in renegotiating our secured credit facility prior to the issuance of its first quarter Form 10-Q for the three month period ending October 31, 2017, the entire balance outstanding under the secured credit facility will be considered a current liability and, in the absence of a plan to renew or refinance this debt, that condition may raise substantial doubt about Ferrellgas' ability to continue as a going concern. Either of these events could lead to rating agency downgrades, decreases in trade credit and increased collateral requirements from Ferrellgas' counterparties.

Interest rate swaps

In May 2012, Ferrellgas entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. Ferrellgas receives 6.5% and pays a one-month LIBOR plus 4.715%, on the $140.0 million swapped. Ferrellgas accounts for this agreement as a fair value hedge.

In May 2012, Ferrellgas entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas’ secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas paid 1.95% and received variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through July 2018, Ferrellgas will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas accounts for this agreement as a cash flow hedge.

K.  Partners' deficit

As of July 31, 2017 and 2016, limited partner units were beneficially owned by the following:

	2017	2016
Public common unitholders (1)	69,612,939	70,462,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”

(2)
Ferrell Companies is the owner of the general partner and an approximate 23.0% direct owner of Ferrellgas Partner’s common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.

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

Partnership distributions paid by Ferrellgas Partners

	For the year ended July 31,
	2017	2016	2015
Public common unitholders	$56,561	$145,666	$111,163
Ferrell Companies	18,305	46,184	45,059
FCI Trading Corp.	160	400	392
Ferrell Propane, Inc.	41	104	104
James E. Ferrell	3,869	9,764	8,717
General partner	797	2,042	1,670
	$79,733	$204,160	$167,105

On August 22, 2017, Ferrellgas Partners declared a cash distribution of $0.10 per common unit for the three months ended July 31, 2017, which was paid on September 14, 2017. Included in this cash distribution were the following amounts paid to related parties:

Ferrell Companies	$2,253
FCI Trading Corp.	20
Ferrell Propane, Inc.	5
James E. Ferrell	476
General partner	98

See additional discussions about transactions with related parties in Note N – Transactions with related parties.

Common unit issuances

During fiscal 2015, in a non-brokered registered direct offering, which units are subject to certain contractual transfer restrictions, Ferrellgas issued to Ferrell Companies, Inc. and the former owners of two salt water disposal wells from C&E Production, LLC ("C&E") and its affiliates an aggregate of 1.5 million common units for an aggregate purchase price of $42.0 million. Ferrellgas used these proceeds to pay down a portion of the borrowing under the secured credit facility used to fund the C&E salt water disposal wells acquisition as well as propane operations and related equipment sales acquisitions completed in fiscal 2014.

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

Common unit repurchases

During September, 2016, Ferrellgas paid approximately $16.9 million to Jamex Marketing, LLC, and in return received approximately 0.9 million Ferrellgas Partners’ common units, which were cancelled upon receipt, and approximately 23 thousand barrels of crude oil.

During November, 2015, Ferrellgas repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

See Note M – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2017 and 2016.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.4 million to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2016, the general partner made non-cash contributions of $0.7 million to Ferrellgas to maintain its effective 2% general partner interest.

L.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2017 and 2016:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$583	$—	$583
Commodity derivatives	$—	$16,212	$—	$16,212
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(707)	$—	$(707)
Commodity derivatives	$—	$(1,258)	$—	$(1,258)

July 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$5,830	$—	$5,830
Commodity derivatives	$—	$8,241	$—	$8,241
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,553)	$—	$(3,553)
Commodity derivatives	$—	$(17,689)	$—	$(17,689)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the Jamex note receivable, a financial instrument classified in "Other assets, net" on the consolidated balance sheet, is approximately $38.4 million, or $4.3 million less than its carrying amount as of July 31, 2017. The estimated fair value of the Jamex note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At July 31, 2017 and July 31, 2016, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,966.6 million and $1,920.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas' consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

At July 31, 2016, Ferrellgas had receivables from Jamex totaling $44.8 million. As described in Note D – Significant transactions, on September 1, 2016, Ferrellgas entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA, including the $44.8 million owed to Ferrellgas on July 31, 2016. The Jamex Secured Promissory Note is guaranteed pursuant to a guaranty agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and fully guaranteed by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

M.  Derivative instruments and hedging activities

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

Derivative instruments and hedging activity

During the year ended July 31, 2017 and 2016, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2017 and 2016:

	July 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$11,061	Other current liabilities	$415
Commodity derivatives-propane	Other assets, net	4,413	Other liabilities	15
Interest rate swap agreements	Prepaid expenses and other current assets	583	Other current liabilities	595
Interest rate swap agreements	Other assets, net	—	Other liabilities	112
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	738	Other current liabilities	828
	Total	$16,795	Total	$1,965

	July 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,263	Other current liabilities	$10,184
Commodity derivatives-propane	Other assets, net	3,056	Other liabilities	1,597
Interest rate swap agreements	Prepaid expenses and other current assets	1,654	Other current liabilities	2,309
Interest rate swap agreements	Other assets, net	4,176	Other liabilities	1,244
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,996
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,922	Other current liabilities	1,912
	Total	$14,071	Total	$21,242

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2017 and July 31, 2016, respectively:

	July 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$1,778	Other current liabilities	$7,729
	Other assets, net	1,631	Other liabilities	3,073
		$3,409		$10,802

	July 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$8,252	Other current liabilities	$—
	Other assets, net	1,275	Other liabilities	—
		$9,527		$—

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2017, 2016 and 2015 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative			Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,			For the year ended July 31,
		2017	2016	2015	2017	2016	2015
Interest rate swap agreements	Interest expense	$1,319	$1,919	$1,892	$(9,100)	$(9,100)	$(9,100)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2017, 2016 and 2015 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2017
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$21,659	Cost of product sold- propane and other gas liquids sales	$154	$—
Interest rate swap agreements	866	Interest expense	(2,092)	—
	$22,525		$(1,938)	$—

	For the year ended July 31, 2016
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$4,409	Cost of product sold- propane and other gas liquids sales	$(24,438)	$—
Interest rate swap agreements	(2,620)	Interest expense	(2,864)	—
	$1,789		$(27,302)	$—

	For the year ended July 31, 2015
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(70,291)	Cost of product sold- propane and other gas liquids sales	$(28,059)	$—
Interest rate swap agreements	(3,356)	Interest expense	—	(199)
	$(73,647)		$(28,059)	$(199)

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the year ended July 31, 2017, 2016 and 2015 due to the change in fair value of derivatives not designated as hedging instruments:

	For the year ended July 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$(425)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,090	Operating expense

	For the year ended July 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$1,084	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(4,351)	Operating expense

	For the year ended July 31, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - vehicle fuel	$(2,412)	Operating expense

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2017, 2016 and 2015 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2017	2016	2015
Beginning balance	$(9,815)	$(38,906)	$6,483
Change in value on risk management commodity derivatives	21,659	4,409	(70,291)
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales, net	(154)	24,438	28,059
Change in value on risk management interest rate derivatives	866	(2,620)	(3,356)
Reclassification of gains and losses on interest rate hedges to interest expense	2,092	2,864	199
Ending balance	$14,648	$(9,815)	$(38,906)

Ferrellgas expects to reclassify net gains of approximately $10.7 million to earnings during the next 12 months. These net gains are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2017, 2016 and 2015, Ferrellgas had no reclassifications to operations resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2017, Ferrellgas had financial derivative contracts covering 3.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of July 31, 2017, Ferrellgas had financial derivative contracts covering 0.2 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2017, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is $15.0 million.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas' debt rating. As of July 31, 2017, a downgrade Ferrellgas' debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on July 31, 2017 and the operating partnership had posted no collateral in the normal course of business related to such derivatives.

N.    Transactions with related parties

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

	For the year ended July 31,
	2017	2016	2015
Operating expense	$228,969	$230,437	$217,742

General and administrative expense	$31,068	$30,239	$27,278

During the period in which Jamex Marketing, LLC owned at least 5% of the outstanding common units, we entered into the following transactions: on November 13, 2015, we repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million; and, pursuant to the Jamex TLA, Bridger provided crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During 2016, and 2015 Ferrellgas' total revenues from Jamex was $62.6 million and $9.4 million, respectively. During 2016 and 2015, Ferrellgas' total cost of sales from Jamex was $3.4 million and $8.4 million, respectively. The amounts due from and due to Jamex Marketing, LLC at July 31, 2016 were $44.8 million and $0.0 million, respectively. Jamex Marketing, LLC did not own 5% or more of Ferrellgas' outstanding common units during 2017, thus they are not disclosed as a related party during the year.

See additional discussions about transactions with the general partner and related parties in Note K – Partners' deficit.

O.    Contingencies and commitments

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We intend to file a petition for a writ of certiorari with the U.S. Supreme Court. The direct customer plaintiffs have agreed to a stay of the case pending a decision on the petition and, if granted, the appeal. An appeal by the indirect customer plaintiffs remains pending. Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  Plaintiffs voluntarily dismissed these claims in exchange for a waiver of costs.

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

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements and made a claim for severance. In September 2017 Ferrellgas reached a settlement with Mr. Rios and Mr. Gamboa.

Ferrellgas and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger, and that Bridger therefore should be responsible for the amount owed pursuant to the arbitration. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damage claims, if ultimately owed to Eddystone, likely would be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. The lawsuit is in its very early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, Eddystone filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities, asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as senior notes and its secured credit facility. See Note J – Debt – for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.4 million as of July 31, 2017. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $7.9 million as of July 31, 2017. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2017:

	Future minimum rental and buyout amounts by fiscal year
	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$42,083	$32,992	$24,959	$18,617	$11,886	$13,072

Operating lease buyouts	$3,095	$4,205	$2,937	$3,302	$6,086	$5,069

Rental expense under these leases totaled $50.0 million, $49.2 million and $45.0 million for fiscal 2017, 2016 and 2015, respectively.

P.    Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of operations and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $15.1 million, $27.6 million and $24.7 million during fiscal 2017, 2016 and 2015, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2017, 2016 and 2015 were $4.2 million, $4.0 million and $3.9 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2017, 2016 and 2015, other comprehensive income and other liabilities were adjusted by $0.5 million, $(0.3) million and $(0.2) million, respectively.

Q.    Net earnings (loss) per common unitholders’ interest

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

There was not a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders’ interest for fiscal 2017, 2016 and 2015.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the year ended July 31,
	2017	2016	2015
Common unitholders’ interest in net earnings (loss)	$(53,665)	$(658,761)	$29,324

Weighted average common units outstanding (in thousands)	97,229.5	98,682.8	84,646.2

Dilutive securities	—	—	6.7

Weighted average common units outstanding plus dilutive securities	97,229.5	98,682.8	84,652.9

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.55)	$(6.68)	$0.35

R.    Segment reporting
Ferrellgas has two primary operations that result in two reportable operating segments: propane operations and related equipment sales and midstream operations.
The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss sale of assets and disposal, other income (expense), net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses, unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments and net earnings (loss) attributable to noncontrolling interests. This performance measure is not a GAAP measure, however the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings attributable to Ferrellgas Partners L.P., which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
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
The propane operations and related equipment sales segment primarily includes the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated through a network of independent and partnership-owned distribution outlets.

The midstream operations segment primarily includes a domestic crude oil transportation and logistics provider with an integrated portfolio of midstream assets. These assets connect crude oil production in prolific unconventional resource plays to downstream markets. Bridger’s truck, pipeline terminal, pipeline, and rail assets form a comprehensive, fee-for-service business model, and the majority of its cash flow is expected to be generated from fee-based commercial agreements. Bridger’s fee-based business model generates income by providing crude oil transportation and logistics services on behalf of producers and end users of crude oil. Water solutions generates income primarily through the operation of salt water disposal wells in the Eagle Ford shale region of south Texas. Oil and natural gas wells generate significant volumes of salt water, which are transported by truck or pipeline to salt water disposal wells where a combination of gravity and chemicals are used to separate and capture crude oil that is residual in the salt water. The crude oil is sold and the salt water is injected into underground geologic formations.

Until April 2017, Ferrellgas utilized a structure that included two reportable segments which included propane operations and related equipment sales segment and midstream operations - crude oil logistics segment. The results from midstream operations - water solutions segment, were reported within Corporate and other. As a result of a change in the way management is evaluating results and allocating resources, results of the water solutions business are now included in the Midstream operations segment for all periods presented.

Following is a summary of segment information for the years ended July 31, 2017, 2016 and 2015.

	Year Ended July 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Segment revenues	$1,463,574	$466,703	$—	$1,930,277
Direct costs (1)	1,198,150	458,851	43,213	1,700,214
Adjusted EBITDA	$265,424	$7,852	$(43,213)	$230,063

	Year Ended July 31, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Segment revenues	$1,414,129	$625,238	$—	$2,039,367
Direct costs (1)	1,127,382	521,487	45,768	1,694,637
Adjusted EBITDA	$286,747	$103,751	$(45,768)	$344,730

	Year Ended July 31, 2015
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Segment revenues	$1,917,201	$107,189	$—	$2,024,390
Direct costs (1)	1,591,404	93,070	39,732	1,724,206
Adjusted EBITDA	$325,797	$14,119	$(39,732)	$300,184

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

Following is a reconciliation of Ferrellgas' total segment performance measure to consolidated net earnings:

	Year Ended July 31,
	2017	2016	2015
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(54,207)	$(665,415)	$29,620
Income tax benefit	(1,143)	(36)	(315)
Interest expense	152,485	137,937	100,396
Depreciation and amortization expense	103,351	150,513	98,579
EBITDA	200,486	(377,001)	228,280
Non-cash employee stock ownership plan compensation charge	15,088	27,595	24,713
Non-cash stock-based compensation charge	3,298	9,324	25,982
Asset impairments	—	658,118	—
Loss on asset sales and disposals	14,457	30,835	7,099
Other (income) expense, net	(1,474)	(110)	350
Change in fair value of contingent consideration	—	(100)	(6,300)
Severance costs	1,959	1,453	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	—	806
Acquisition and transition expenses	—	99	16,373
Unrealized (non-cash) loss (gains) on changes in fair value of derivatives	(3,457)	1,137	2,412
Net earnings (loss) attributable to noncontrolling interest	(294)	(6,620)	469
Adjusted EBITDA	$230,063	$344,730	$300,184

Following are total assets by segment:

	July 31,	July 31,
	2017	2016
Assets
Propane operations and related equipment sales	$1,194,905	$1,202,214
Midstream operations	399,356	444,126
Corporate	15,708	36,966
Total consolidated assets	$1,609,969	$1,683,306

Following are capital expenditures by segment (unaudited):

	Year Ended July 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Capital expenditures:
Maintenance	$13,330	$734	$3,074	$17,138
Growth	28,912	315	—	29,227
Total	$42,242	$1,049	$3,074	$46,365

	Year Ended July 31, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Capital expenditures:
Maintenance	$13,487	$621	$2,769	$16,877
Growth	32,906	63,152	—	96,058
Total	$46,393	$63,773	$2,769	$112,935

	Year Ended July 31, 2015
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Capital expenditures:
Maintenance	$16,020	$1,072	$2,357	$19,449
Growth	36,958	13,430	—	50,388
Total	$52,978	$14,502	$2,357	$69,837

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

For the year ended July 31, 2017	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$379,542	$579,250	$538,109	$433,376
Gross margin from propane and other gas liquids sales (a)	123,187	202,346	171,950	126,774
Gross margin from midstream operations (b)	13,402	9,763	7,909	6,190
Net earnings (loss)	(43,471)	38,528	6,691	(56,249)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(43,073)	38,098	6,536	(55,768)
Common unitholders’ interest in net earnings (loss)	(42,642)	37,717	6,470	(55,210)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.44)	$0.39	$0.07	$(0.57)

For the year ended July 31, 2016	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$471,146	$649,238	$509,472	$409,511
Gross margin from propane and other gas liquids sales (a)	123,550	202,027	186,668	125,690
Gross margin from midstream operations (b)	40,066	39,890	33,572	40,476
Net earnings (loss) (c)	(80,566)	57,755	18,918	(668,142)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(79,793)	57,127	18,685	(661,434)
Common unitholders’ interest in net earnings (loss)	(78,995)	56,556	18,498	(654,820)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.79)	$0.58	$0.19	$(6.68)

For the year ended July 31, 2015	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$443,355	$665,973	$532,551	$382,511
Gross margin from propane and other gas liquids sales (a)	129,547	230,175	191,983	128,087
Gross margin from midstream operations (b)	5,948	4,934	3,416	16,301
Net earnings (loss)	(33,169)	86,371	36,220	(59,333)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(32,875)	85,458	35,812	(58,775)
Common unitholders’ interest in net earnings (loss)	(32,546)	84,603	35,454	(58,187)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.40)	$0.89	$0.43	$(0.64)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”

(b)	Gross margin from "Midstream operations" represents "Revenues - midstream operations" less "Cost of sales - midstream operations."

(c)	Includes asset impairment charges of $29.3 million and $628.8 million in the first and fourth quarters of fiscal 2016, respectively.

T.   Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Partners Finance Corp.
We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2017 and 2016, and the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 28, 2017

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
BALANCE SHEETS

	July 31,
	2017	2016
ASSETS

Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	25,055	19,747

Accumulated deficit	(25,055)	(19,747)
Total stockholder's equity	$1,000	$1,000
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2017	2016	2015

General and administrative expense	$5,308	$2,262	$2,348

Net loss	$(5,308)	$(2,262)	$(2,348)
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity
July 31, 2014	1,000	$1,000	$15,106	$(15,137)	$969
Capital contribution	—	—	2,379	—	2,379
Net loss	—	—	—	(2,348)	(2,348)
July 31, 2015	1,000	1,000	17,485	(17,485)	1,000
Capital contribution	—	—	2,262	—	2,262
Net loss	—	—	—	(2,262)	(2,262)
July 31, 2016	1,000	1,000	19,747	(19,747)	1,000
Capital contribution	—	—	5,308	—	5,308
Net loss	—	—	—	(5,308)	(5,308)
July 31, 2017	1,000	$1,000	$25,055	$(25,055)	$1,000
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(5,308)	$(2,262)	$(2,348)
Cash used in operating activities	(5,308)	(2,262)	(2,348)

Cash flows from financing activities:
Capital contribution	5,308	2,262	2,379
Cash provided by financing activities	5,308	2,262	2,379

Change in cash	—	—	31
Cash - beginning of year	1,000	1,000	969
Cash - end of year	$1,000	$1,000	$1,000
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

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of July 31, 2017, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $9,532 associated with the net operating loss carryforward of $24,505, which expire at various dates through July 31, 2037, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2017, 2016 or 2015, and there is no net deferred tax asset as of July 31, 2017 and 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas, L.P.
We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (the “Partnership”) as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit), and cash flows for each of the three years in the period ended July 31, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing on page S-1. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 28, 2017

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
	July 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,701	$4,890
Accounts and notes receivable (including $109,407 and $106,464 of accounts receivable pledged as collateral at 2017 and 2016, respectively, and net of allowance for doubtful accounts of $1,976 and $5,067 at 2017 and 2016, respectively)	165,084	149,583
Inventories	92,552	90,594
Prepaid expenses and other current assets	33,426	39,955
Total current assets	296,763	285,022

Property, plant and equipment, net	731,923	774,680
Goodwill	256,103	256,103
Intangible assets, net	251,102	280,185
Other assets, net	74,057	87,223
Total assets	$1,609,948	$1,683,213

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$85,561	$67,928
Short-term borrowings	59,781	101,291
Collateralized note payable	69,000	64,000
Other current liabilities	122,016	126,952
Total current liabilities	336,358	360,171

Long-term debt	1,649,270	1,760,881
Other liabilities	31,118	31,574
Contingencies and commitments (Note O)

Partners' deficit:
Limited partner	(417,467)	(454,222)
General partner	(4,095)	(4,631)
Accumulated other comprehensive income (loss)	14,764	(10,560)
Total partners' deficit	(406,798)	(469,413)
Total liabilities and partners' deficit	$1,609,948	$1,683,213
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
	For the year ended July 31,
	2017	2016	2015

Revenues:
Propane and other gas liquids sales	$1,318,412	$1,202,368	$1,657,016
Midstream operations	466,703	625,238	107,189
Other	145,162	211,761	260,185
Total revenues	1,930,277	2,039,367	2,024,390

Costs and expenses:
Cost of sales - propane and other gas liquids sales	694,155	564,433	977,224
Cost of sales - midstream operations	429,439	471,234	76,590
Cost of sales - other	67,267	126,237	170,697
Operating expense	432,412	459,178	437,353
Depreciation and amortization expense	103,351	150,513	98,579
General and administrative expense	49,478	56,115	77,238
Equipment lease expense	29,124	28,833	24,273
Non-cash employee stock ownership plan compensation charge	15,088	27,595	24,713
Asset impairments	—	658,118	—
Loss on asset sales and disposal	14,457	30,835	7,099

Operating income (loss)	95,506	(533,724)	130,624

Interest expense	(127,188)	(121,818)	(84,227)
Loss on extinguishment of debt	—	—	—
Other income (expense), net	1,474	110	(354)

Earnings (loss) before income taxes	(30,208)	(655,432)	46,043

Income tax benefit	(1,149)	(41)	(384)

Net earnings (loss)	$(29,059)	$(655,391)	$46,427
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	For the year ended July 31,
	2017	2016	2015

Net earnings (loss)	$(29,059)	$(655,391)	$46,427
Other comprehensive income (loss)
Change in value on risk management derivatives	22,525	1,789	(73,647)
Reclassification of gains on derivatives to earnings	1,938	27,302	28,258
Foreign currency translation adjustment	320	—	(2)
Pension liability adjustment	541	(333)	(185)
Other comprehensive income (loss)	25,324	28,758	(45,576)
Comprehensive income (loss)	$(3,735)	$(626,633)	$851
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	capital

Balance at July 31, 2014	$63,024	$643	$6,258	$69,925

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	50,183	512	—	50,695
Cash contributions in connection with acquisitions	825,452	8,423	—	833,875
Cash contributed by Ferrellgas Partners and general partner	42,224	431	—	42,655
Distributions	(601,736)	(6,139)	—	(607,875)
Net earnings	45,958	469	—	46,427
Other comprehensive loss	—	—	(45,576)	(45,576)

Balance at July 31, 2015	425,105	4,339	(39,318)	390,126

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	36,546	373	—	36,919
Contributions in connection with acquisitions	(284)	—	—	(284)
Distributions	(266,818)	(2,723)	—	(269,541)
Net loss	(648,771)	(6,620)	—	(655,391)
Other comprehensive income	—	—	28,758	28,758

Balance at July 31, 2016	(454,222)	(4,631)	(10,560)	(469,413)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	18,201	185	—	18,386
Contributions from partners	166,148	1,695	—	167,843
Distributions	(118,829)	(1,050)	—	(119,879)
Net loss	(28,765)	(294)	—	(29,059)
Other comprehensive income	—	—	25,324	25,324

Balance at July 31, 2017	$(417,467)	$(4,095)	$14,764	$(406,798)
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(29,059)	$(655,391)	$46,427
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	103,351	150,513	98,579
Non-cash employee stock ownership plan compensation charge	15,088	27,595	24,713
Non-cash stock and unit-based compensation charge	3,298	9,324	25,982
Asset impairments	—	658,118	—
Unrealized gain on derivative instruments	(2,895)	—	—
Loss on asset sales and disposal	14,457	30,835	7,099
Change in fair value of contingent consideration	—	(100)	(6,300)
Provision for doubtful accounts	7	1,703	3,419
Deferred tax expense (benefit)	11	(504)	270
Other	5,921	4,545	2,921
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(5,394)	6,528	(1,739)
Inventories	(1,958)	5,788	49,050
Prepaid expenses and other current assets	11,985	17,957	(24,934)
Accounts payable	17,469	(14,924)	(1,547)
Accrued interest expense	120	(658)	5,099
Other current liabilities	12,989	(37,769)	8,250
Other assets and liabilities	3,358	9,184	(20,801)
Net cash provided by operating activities	148,748	212,744	216,488

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,539)	(15,144)	(78,927)
Capital expenditures	(50,472)	(117,518)	(72,481)
Proceeds from sale of assets	8,510	17,089	5,905
Other	(37)	(286)	(14)
Net cash used in investing activities	(45,538)	(115,859)	(145,517)

Cash flows from financing activities:
Distributions	(119,879)	(269,541)	(607,875)
Contributions	167,843	30	51,047
Proceeds from issuance of long-term debt	62,864	168,117	628,134
Payments on long-term debt	(174,292)	(14,959)	(119,457)
Net additions to (reductions in) short-term borrowings	(41,510)	25,972	5,800
Net additions to (reductions in) to collateralized short-term borrowings	5,000	(6,000)	(21,000)
Cash paid for financing costs	(2,425)	(1,214)	(10,301)
Net cash used in financing activities	(102,399)	(97,595)	(73,652)

Effect of exchange rate changes on cash	—	—	(2)

Increase (decrease) in cash and cash equivalents	811	(710)	(2,683)
Cash and cash equivalents - beginning of year	4,890	5,600	8,283
Cash and cash equivalents - end of year	$5,701	$4,890	$5,600
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

(3)    Fair value measurements: Ferrellgas, L.P. measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.

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

(4)    Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, Ferrellgas, L.P. has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable.

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

(7)    Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas, L.P. tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas, L.P. has determined that it has five reporting units for goodwill impairment testing purposes. As of July 31, 2016, two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit's recorded amount of goodwill. Ferrellgas, L.P. completed its last annual goodwill impairment test on January 31, 2016 and did not incur an impairment loss.

During the quarter ended January 31, 2017, Ferrellgas, L.P. adopted ASU 2017-04, which as discussed below eliminated step 2 from the goodwill impairment test. As discussed in Note C – Asset impairments, during 2016 Ferrellgas, L.P. recorded impairments under the old model prior to adoption of ASU 2017-04.

(8)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets, non-compete agreements, permits, favorable lease arrangements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Ferrellgas, L.P. tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas, L.P. management's plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.

(9)    Derivative instruments and hedging activities:

Commodity and Transportation Fuel Price Risk.

Ferrellgas, L.P.’s overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane, gasoline, diesel and crude oil prices.

Ferrellgas, L.P's risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane and crude oil generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas, L.P attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. Additionally, from time to time Ferrellgas, L.P.'s risk management activities attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from retail fueling stations through the use of financial derivative instruments.

Ferrellgas, L.P.’s risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas, L.P.’s positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas, L.P.’s gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges. The gasoline and diesel related financial derivatives have not historically been formally designated and documented as a hedge of exposure to fluctuations in the market price of fuel.

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

(10)   Revenue recognition: Revenues from Ferrellgas, L.P.'s propane operations and related equipment sales segment are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days. Ferrellgas, L.P. determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas, L.P. offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

Revenues from Ferrellgas, L.P.'s midstream operations segment include crude oil sales, pipeline tariffs, trucking fees, rail throughput fees, pipeline management services, leasing, throughput, storage and salt water disposal. These revenues are recognized upon completion of the related service or delivery of product.

(11)   Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense” in the consolidated statements of operations. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas, L.P. are classified within “Equipment lease expense.”

See Note G – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(12)    Cost of sales: “Cost of sales – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. "Cost of sales - midstream operations" includes all costs incurred to purchase and transport crude oil, including the costs of terminaling and transporting crude oil prior to delivery to customers and the costs of salt water disposal. “Cost of sales – other” primarily includes costs related to the sale of propane appliances and equipment.

(13)   Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses.

(14) General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives, and employees and other overhead expense related to centralized corporate functions.

(15)  Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)
The ICPs are not Ferrellgas, L.P. stock-compensation plans; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2017, 2016 and 2015, the portion of the total non-cash compensation charge relating to the ICPs was $3.3 million, $9.3 million and $25.6 million, respectively.

Ferrell Companies is authorized to issue up to 9.25 million stock appreciation rights (“SARs”) that are based on shares of Ferrell Companies common stock. The SARs were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The SARs awards vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

Effective July 31, 2015, Ferrell Companies is authorized to issue deferred appreciation right ("DARs") awards that are based on shares of Ferrell Companies common stock. The DAR awards were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The DAR awards vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell

Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

(16)    Income taxes:  Ferrellgas, L.P. is a limited partnership and owns three subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the accompanying consolidated financial statements of Ferrellgas, L.P. reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement and differences between Ferrellgas, L.P.’s financial reporting year end and limited partners tax year end.

Income tax expense (benefit) consisted of the following:

	For the year ended July 31,
	2017	2016	2015
Current expense (benefit)	$(1,160)	$463	$(654)
Deferred expense (benefit)	11	(504)	270
Income tax benefit	$(1,149)	$(41)	$(384)

Deferred taxes consisted of the following:

	July 31,
	2017	2016
Deferred tax assets (included in Prepaid expenses and other current assets)	$1,068	$1,156
Deferred tax liabilities (included in Other liabilities)	(4,186)	(4,085)
Net deferred tax liability	$(3,118)	$(2,929)

(17)  Sales taxes: Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(18) Loss contingencies: In the normal course of business, Ferrellgas, L.P. is involved in various claims and legal proceedings. Ferrellgas, L.P. records a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with these loss contingencies are expensed as incurred.

(19)  New accounting standards:

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

C.    Asset impairments

First Quarter ended October 31, 2015

Goodwill impairment

During the three months ended October 31, 2015, Ferrellgas, L.P. determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions reporting unit that required an update to the goodwill impairment assessment as of October 31, 2015.

The first step of this test primarily consists of a discounted future cash flow model to estimate fair value. The result of this first step is based on the following critical assumptions: (1) the NYMEX West Texas Intermediate (“WTI”) crude oil curve was used to estimate future oil prices; (2) the oil skimming rate was expected to increase or decrease consistent with the projected increases/decreases in the NYMEX WTI crude oil curve consistent with past history; and (3) certain organic growth projects were projected to increase the salt water volumes processed as new drilling activity increases associated with the projected NYMEX WTI crude oil curve. As noted in our discussion of this reporting unit in Ferrellgas, L.P.'s Annual Report on Form 10-K for the year ended July 31, 2015, Ferrellgas, L.P. believes that the results of this business are closely tied to the price of WTI crude oil. The daily average closing price for WTI crude oil for the three months ended July 31, 2015 of $56.63 decreased 20.7% to $44.90 during the three months ended October 31, 2015. Additionally, the projected NYMEX WTI crude oil curve decreased approximately 6.5% from August 31, 2015 to October 31, 2015. These events have led to an overall decline in drilling activity and volumes in the Eagle Ford shale region of Texas. These market changes, in addition to previous declines noted during fiscal year 2015, negatively affected Ferrellgas, L.P.'s fiscal year 2016 results and future projections sufficiently to indicate that the fair value of the reporting unit likely no longer exceeded its carrying value.

In the second step, the implied fair value of goodwill was determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized for that excess.

As of October 31, 2015, Ferrellgas, L.P. performed the first step of the goodwill impairment test for the Midstream operations - water solutions reporting unit and determined that the carrying value of the reporting unit exceeded the fair value. Ferrellgas, L.P. then completed the second step of the goodwill impairment analysis and compared the implied fair value of the reporting unit to the carrying amount of goodwill and determined that goodwill was completely impaired and wrote off the entire $29.3 million of goodwill related to this reporting unit.

Fourth Quarter ended July 31, 2016

During the year ended July 31, 2016, approximately 60% of Bridger's gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. Bridger was party to an agreement with this customer under which Bridger provided logistics services to transport crude oil from the Bakken region in North Dakota to the Trainer refinery. That agreement had a minimum volume commitment and payment obligation from the refinery for logistics services associated with the delivery of 65 MBbls/d. However, if the quantity of crude oil delivered to the refinery dropped below 35 MBbls/d, the minimum volume commitment and payment obligation from the refinery would be suspended and Jamex would become responsible for payments to Bridger under the pay provisions of the Jamex TLA. During February 2016, Jamex ceased sourcing barrels for delivery to the refinery and Bridger had been billing Jamex directly in accordance with the pay provisions of the Jamex TLA. During July 2016, Ferrellgas, L.P. determined Jamex would not resume sourcing barrels for delivery to the refinery or be likely to continue to make payments under the pay provisions of the Jamex TLA. As a result, Ferrellgas, L.P. began negotiating a settlement with Jamex, and the Jamex TLA was terminated on September 1, 2016. While the agreement with the refinery owner was not terminated as a result of the execution and delivery of the Jamex Termination Agreement, Bridger was unable to negotiate a revised transportation and logistics agreement with that customer; accordingly it was unlikely that Bridger would continue to make any deliveries under the existing agreement. As of the date of this assessment, we did not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate significantly impacted our trucking operations during the three months ended July 31, 2016, a trend Ferrellgas, L.P. anticipated would continue into fiscal 2017 and beyond. This expected decline in future cash flows from operations constituted a triggering event in the fourth fiscal quarter of 2016 for its Midstream operations - crude oil logistics reporting unit, requiring impairment testing of indefinite-lived intangible assets, long-lived tangible and intangible assets within certain asset groups, and goodwill.

Tradename impairment

Upon applying the fair-value-based test to its Midstream operations - crude oil logistics reporting unit indefinite-lived intangible asset, which consists of its tradename, Ferrellgas, L.P. determined that the estimated fair value of the tradename as of July 31, 2016 was less than the carrying value, and as a result recorded an impairment charge of $7.4 million as of July 31, 2016. Ferrellgas, L.P. estimated the fair value of the tradename using the relief from royalty method, which is an income approach. Critical assumptions included in the relief from royalty method include: (1) discounted future cash flows; (2) growth factors; (3) a discount rate; and (4) a long-term growth rate. The majority of these critical assumptions were unobservable, accordingly Ferrellgas, L.P.'s estimate of fair value of the tradename was considered to be Level 3 in the fair value hierarchy.

Long-lived asset impairment

Ferrellgas, L.P. determined that multiple asset groups within the Midstream operations - crude oil logistics reporting unit were not recoverable. Ferrellgas, L.P. estimated the fair value of each of these asset groups and recorded impairment charges to the extent that fair value was less than the carrying value of the asset group. As of July 31, 2016, impairment charges of $249.0 million related to customer relationships and non-compete agreements and $181.8 million related to property, plant and equipment are included in “Asset impairments” in the Consolidated Statement of Operations.
Fair value of the asset groups was determined using an income approach, which was comprised of multiple significant unobservable inputs including: (1) estimate of future cash flows; (2) the timing, success rate and capital required for certain organic growth projects; (3) the amount of capital expenditures required to maintain the existing cash flows; and (4) a terminal period growth rate equal to the expected rate of inflation. Accordingly, Ferrellgas, L.P.'s estimates of fair value of these asset groups were considered to be Level 3 in the fair value hierarchy.

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

Ferrellgas, L.P. used a discounted future cash flow model to estimate fair value of the reporting unit, which included multiple significant unobservable inputs, thus the estimate was considered to be Level 3 in the fair value hierarchy. Ferrellgas, L.P. prepared various cash flow models involving certain potential scenarios and probability weighted these scenarios which included the following critical assumptions: (1) discounted future cash flows; (2) the timing, success rate and capital required for certain organic growth projects; (3) the amount of capital expenditures required to maintain the existing cash flows; and (4) a terminal period growth rate equal to the expected rate of inflation. In addition to these critical cash flow assumptions, a discount rate of 11.5% was applied to the various projected cash flow models.

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

The Jamex Secured Promissory Note originally had an annual interest rate of 7%, which decreased to 2.8% as a result of Ferrellgas Partners reducing its quarterly distribution rate, and contemplates quarterly amortizing principal payments, together with payments of accrued interest. The first quarterly interest payment of approximately $0.9 million was received in December 2016 and the first and second quarterly principal and interest payments of approximately $2.8 million each were received in March and June 2017. The maturity date of the Jamex Secured Promissory Note is December 17, 2021, and Jamex may prepay the Secured Promissory Note in whole or in part at any time.

The Jamex Revolving Promissory Note, which provides Jamex with access to working capital liquidity to meet their unrelated and ongoing crude oil marketing and other business needs, has an annual interest rate of 0% (which rate would be increased in case of a default), and contains certain conditions precedent to the operating partnership’s obligation to make any advances thereunder. Each borrowing under the Jamex Revolving Promissory Note must be repaid within 10 days, and the ultimate maturity date of the Jamex Revolving Promissory Note is the earlier of September 1, 2021 and the date on which all obligations under the Jamex Secured Promissory Note are repaid. As of July 31, 2017, there were no outstanding borrowings under the Jamex Revolving Promissory Note.

The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and each Note is fully guaranteed, pursuant to respective Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, including actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas, L.P. in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $42.5 million note receivable as of July 31, 2017.

E.    Business combinations

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

Propane operations and related equipment sales

During fiscal 2017, Ferrellgas, L.P. acquired propane distribution assets of Valley Center Propane, based in California, with an aggregate value of $4.4 million.

During fiscal 2016, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $6.6 million.

•	Gasco Energy Supply, LLC., based in Missouri, acquired December 2015;

•	Warren Energy Supply, Inc. based in Utah, acquired February 2016; and

•	Selphs Propane, Inc., based in Colorado, acquired June 2016.

During fiscal 2015, Ferrellgas, L.P. acquired propane distribution assets of Propane Advantage, LLC, based in Utah, with an aggregate value of $7.7 million.

The goodwill arising from the propane operations and related equipment sales acquisitions consists largely of the synergies and economies of scale expected from combining the operations of Ferrellgas, L.P. and the acquired companies.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2017	2016	2015
Cash payments, net of cash acquired	$3,539	$4,476	$4,250
Issuance of liabilities and other costs and considerations	856	2,126	481
Assets contributed from Ferrellgas Partners	—	—	3,000
Aggregate fair value of transactions	$4,395	$6,602	$7,731

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2017	2016	2015
Working capital	139	(249)	233
Customer tanks, buildings, land and other	1,220	3,625	236
Customer lists	2,648	2,962	6,569
Non-compete agreements	388	264	693
Aggregate fair value of net assets acquired	$4,395	$6,602	$7,731

The estimated fair values and useful lives of assets acquired during fiscal 2017 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2016 and 2015 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas, L.P. did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

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

On June 24, 2015, Ferrellgas Partners acquired Bridger (based near Dallas, Texas) and formed a new midstream operations segment. Ferrellgas Partners paid $560.0 million of cash, net of cash acquired and issued $260.0 million of Ferrellgas Partners common units to the seller, along with $2.5 million of other seller costs and consideration for an aggregate value of $822.5 million. Ferrellgas Partners then contributed the Bridger assets and liabilities to Ferrellgas, L.P. Ferrellgas, L.P. incurred and charged to operating expenses, net $16.4 million of costs during the year ended July 31, 2015, related to the acquisition and transition of Bridger.

Bridger's assets include rail cars, trucks, tank trailers, injection stations, a pipeline, and other assets. Bridger's operations provide crude oil transportation logistics on behalf of producers and end-users of crude oil on a fee-for-service basis, and purchases and sells crude oil in connection with other fee-for-service arrangements.

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represented the strategic value assigned to Bridger, including the knowledge and experience of the workforce in place.

The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed in June 2015:

June 24, 2016
Working capital	$(8,315)
Transportation equipment	293,491
Injection stations and pipelines	41,632
Goodwill	189,196
Customer relationships	277,224
Non-compete agreements	10,000
Trade names & trademarks	9,400
Office equipment	7,449
Other	2,375
Aggregate fair value of net assets acquired	$822,452

During fiscal 2015, Ferrellgas, L.P. acquired salt water disposal assets with an aggregate value of $74.7 million in the following transactions, which includes $1.4 million paid in fiscal 2015 as a working capital and valuation adjustment for prior year acquisitions:

•	C&E Production, LLC, based in Texas, acquired September 2014; and

•	Segrest Saltwater Resources, based in Texas, acquired May 2015.

These acquisitions were funded as follows on their dates of acquisition:

For the year ended July 31,
2015
Cash payments, net of cash acquired	$74,677

The aggregate fair values for these acquisitions were allocated as follows:

For the year ended July 31,
2015
Working capital	$1,155
Customer tanks, buildings, land and other	1,704
Salt water disposal wells	10,705
Goodwill	12,359
Customer relationships	38,846
Non-compete agreements	3,639
Permits and favorable lease arrangements	6,269
Aggregate fair value of net assets acquired	$74,677

F.    Quarterly distribution of available cash

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

See Note J – Debt for additional disclosures related to Ferrellgas, L.P.'s ability to make quarterly cash distributions.

G.    Supplemental financial statement information

Inventories consist of the following:

	2017	2016
Propane gas and related products	$67,049	$59,726
Crude oil	724	4,642
Appliances, parts and supplies	24,779	26,226
Inventories	$92,552	$90,594

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms generally up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2017, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 109.6 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2017	2016
Land	Indefinite	$35,824	$35,309
Land improvements	2-20	14,342	14,097
Buildings and improvements	20	73,333	73,021
Vehicles, including transport trailers	8-20	121,233	122,691
Bulk equipment and district facilities	5-30	104,291	104,428
Tanks, cylinders and customer equipment	2-30	755,867	767,234
Salt water disposal wells and related equipment	2-30	52,495	57,695
Rail cars	30	91,787	92,980
Injection stations	20	13,130	13,130
Pipeline	15	1,663	1,663
Computer and office equipment	2-5	118,518	122,304
Construction in progress	n/a	10,974	10,481
		1,393,457	1,415,033
Less: accumulated depreciation		661,534	640,353
Property, plant and equipment, net		$731,923	$774,680

As of July 31, 2016, property, plant and equipment amounts are net of impairment losses of $181.8 million. See Note C – Asset impairments for additional disclosures regarding these impairments.

Depreciation expense totaled $68.1 million, $85.8 million and $61.3 million for fiscal 2017, 2016 and 2015, respectively.

Other assets, net consist of the following:

	2017	2016
Jamex receivable, less current portion	$32,500	$39,760
Other	41,557	47,463
Other assets, net	$74,057	$87,223

At July 31, 2016, management determined a that a significant portion of the trade accounts receivable balance with Jamex should be considered noncurrent and accordingly, $39.8 million of this trade accounts receivable was reclassified from "Accounts and notes receivable, net" to "Other assets, net". The Jamex trade receivable was converted into a secured promissory note on September 1, 2016. See Note D – Significant transactions for further discussion of this promissory note.

Other current liabilities consist of the following:

	2017	2016
Accrued interest	$14,737	$14,617
Customer deposits and advances	25,541	27,391
Price risk management liabilities	1,838	18,401
Other	79,900	66,543
Other current liabilities	$122,016	$126,952

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2017	2016	2015
Operating expense	$175,164	$167,980	$174,105
Depreciation and amortization expense	3,909	4,282	5,127
Equipment lease expense	26,299	25,967	22,667
	$205,372	$198,229	$201,899

During fiscal 2016, Ferrellgas, L.P. committed to a plan to dispose of certain assets in its Midstream operations segment. The held for sale assets were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included significant unobservable inputs (Level 3 fair value). As of July 31, 2016, this plan resulted in 134 trucks sold and 12 trucks remaining classified as held for sale assets. During fiscal 2017, the 12 remaining trucks classified as held for sale assets were repurposed and reclassified to property, plant, and equipment as held for use within other Ferrellgas businesses.

Loss on asset sales and disposal during the year ended July 31, 2017 consists of:

	For the year ended July 31,
	2017	2016	2015
Loss on assets held for sale	$—	$12,112	$—
Loss on sale of assets held for sale	—	1,698	—
Loss on sale of assets and other	14,457	17,025	7,099
Loss on asset sales and disposal	$14,457	$30,835	$7,099

For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2017	2016	2015
CASH PAID FOR:
Interest	$122,084	$117,931	$76,085
Income taxes	$305	$773	$643
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$—	$825,452
Liabilities incurred in connection with acquisitions	$139	$2,126	$481
Change in accruals for property, plant and equipment additions	$164	$(1,122)	$498

H.  Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2017	2016
Accounts receivable pledged as collateral	$109,407	$106,464
Accounts receivable	47,346	43,148
Note receivable - Jamex, current portion	10,000	5,000
Other	307	38
Less: Allowance for doubtful accounts	(1,976)	(5,067)
Accounts and notes receivable, net	$165,084	$149,583

During July 2016, Ferrellgas, L.P. executed an amendment to its accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This accounts receivable securitization facility has up to $225.0 million of capacity and matures on the earlier of the Secured Credit Facility maturity date and July 29, 2019. As part of this facility, Ferrellgas, L.P. through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January and February, $175.0 million during the months of March, April, November and December and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. At July 31, 2017, $109.4 million of trade accounts receivable were pledged as collateral against $69.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2016, $106.5 million of trade accounts receivable were pledged as collateral against $64.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2017, Ferrellgas, L.P. had received cash proceeds of $69.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2016, Ferrellgas, L.P. had received cash proceeds of $64.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 4.0% and 3.0% as of July 31, 2017 and 2016, respectively.

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

Ferrellgas, L.P.'s consolidated leverage ratio was 7.46x as of July 31, 2017; the margin allows for approximately $67.5 million of additional borrowing capacity or approximately $8.7 million less EBITDA.

Consolidated interest coverage ratio

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

Ferrellgas L.P.'s consolidated interest coverage ratio was 1.99x as of July 31, 2017; the margin allows for approximately $15.9 million of additional interest expense or approximately $27.8 million less EBITDA. See additional disclosure about Ferrellgas' financial covenants in Note J – Debt.

I.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2017			July 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$256,103	$—	$256,103	$256,103	$—	$256,103

Intangible assets, net
Amortized intangible assets
Customer related	$556,678	$(397,891)	$158,787	$554,030	$(372,342)	$181,688
Non-compete agreements	39,875	(27,887)	11,988	39,487	(23,384)	16,103
Permits and favorable lease arrangements	17,225	(3,506)	13,719	17,225	(2,335)	14,890
Other	9,301	(7,144)	2,157	9,301	(6,210)	3,091
	623,079	(436,428)	186,651	620,043	(404,271)	215,772

Unamortized intangible assets
Trade names & trademarks	64,451	—	64,451	64,413	—	64,413
Total intangible assets, net	$687,530	$(436,428)	$251,102	$684,456	$(404,271)	$280,185

See Note C – Asset impairments for disclosures regarding impairments recorded during fiscal 2016.

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane operations and related equipment sales	Midstream operations	Total
Balance July 31, 2015	$256,120	$222,627	$478,747
Acquisitions	—	1,358	1,358
Measurement period adjustments	—	(4,115)	(4,115)
Dispositions	(17)	—	(17)
Impairment	—	(219,870)	(219,870)
Balance July 31, 2016	256,103	—	256,103
Acquisitions	—	—	—
Balance July 31, 2017	$256,103	$—	$256,103

Customer related intangible assets have estimated lives of 10 to 15 years, permits and favorable lease arrangements have estimated lives of 15 years while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas, L.P. intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles, permits and favorable lease arrangements, non-compete agreements and other intangibles carry a weighted average life of 13, 13, seven years and seven years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2017	$32,148
2016	61,970
2015	34,585

Estimated amortization expense:
For the year ended July 31,
2018	$30,312
2019	27,078
2020	21,200
2021	19,648
2022	16,693

J.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2017 and 2016, $59.8 million and $101.3 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2017	2016
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (3)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $3,166 and $4,008 at 2017 and 2016, respectively (2)	478,166	479,008
Fair value adjustments related to interest rate swaps	471	5,830

Secured credit facility
Variable interest rate, expiring October 2018 (net of $59.8 million and $101.3 million classified as short-term borrowings at July 31, 2017 and 2016, respectively)	185,719	293,109

Notes payable
12.0% and 11.8% weighted average interest rate at July 31, 2017 and 2016, respectively, due 2018 to 2022, net of unamortized discount of $1,128 and $1,566 at July 31, 2017 and 2016, respectively	5,958	8,484
Total debt, excluding unamortized debt issuance costs	1,670,314	1,786,431
Unamortized debt issuance costs	(18,466)	(21,629)
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,578	3,921
Long-term debt	$1,649,270	$1,760,881

(1)
During November 2010, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. These notes are general unsecured senior obligations of Ferrellgas, L.P. and are effectively junior to all future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas, L.P. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to May 2019.

(2)
During November 2013, Ferrellgas, L.P. issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas, L.P. received $319.3 million of net proceeds after deducting underwriters' fees. Ferrellgas, L.P. used the net proceeds to redeem all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas, L.P. used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. During June 2014, Ferrellgas, L.P. issued an additional $150.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to 104% of par. Ferrellgas, L.P. used the net proceeds for general corporate purposes, including to repay indebtedness under its secured credit facility and to pay related transaction fees and expenses. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to November 2019.

(3)
During June 2015, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023 at an offering price equal to par. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2023. Ferrellgas, L.P. received $491.3 million of net proceeds after deducting underwriters' fees. Ferrellgas, L.P. used the net proceeds to fund a portion of the cash portion of the consideration for the acquisition of the outstanding membership interests in Bridger Logistics, LLC and its subsidiaries with remaining amounts being used to repay outstanding borrowing under the secured credit facility after the closing of the acquisitions. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to June 2021.

The scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2018	$2,578
2019	187,644
2020	1,180
2021	501,055
2022	370
Thereafter	974,978
Total	$1,667,805

Secured credit facility

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

On April 28, 2017, Ferrellgas, L.P. entered into sixth amendment to its secured credit facility primarily to modify the maximum consolidated leverage ratio covenant and the consolidated interest coverage ratio covenant. The amendment to our secured credit facility also (1) reduces the maximum amount available to be borrowed from $700 million to $575 million, (2) increases the pricing of loans when our leverage ratio is greater than or equal to 6.00x from LIBOR plus 3.50% to LIBOR plus 3.75% and when our leverage ratio is greater than or equal to 7.00x from LIBOR plus 3.50% to LIBOR plus 4.00%, (3) limits the amount of distributions (other than distributions to Ferrellgas Partners for payments of interest payable on its unsecured notes) that the operating partnership may make to Ferrellgas Partners to $10 million per quarter (Ferrellgas Partners' current distribution rate is $9.8 million per quarter) until the leverage ratio is less than 5.50x, (4) reduces the amount of investments we can make when our leverage ratio is greater than 5.50x from $200 million to $50 million, and (5) requires us to reduce our secured credit facility with 50% of the net cash proceeds received from any equity sale.

As of July 31, 2017, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $245.5 million, of which $185.7 million was classified as long-term debt. Ferrellgas, L.P. had $190.3 million of capacity under the secured credit facility as of July 31, 2017. However, the consolidated leverage ratio covenant under this facility limits additional borrowings to $67.5 million as of July 31, 2017. As of July 31, 2016, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $394.4 million, of which $293.1 million was classified as long-term debt.

Borrowings outstanding at July 31, 2017 and 2016 under the secured credit facility had a weighted average interest rate of 6.0% and 3.7%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 3.00% (as of July 31, 2017 and 2016, the margin was  2.75% and 1.75%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 4.00% (as of July 31, 2017 and 2016, the margin was 3.75% and 2.75%, respectively).

As of July 31, 2017, the federal funds rate and Bank of America’s prime rate were 1.07% and 4.25%, respectively. As of July 31, 2016, the federal funds rate and Bank of America’s prime rate were 0.40% and 3.50%, respectively. As of July 31, 2017, the one-month and three-month Eurodollar Rates were 1.23% and 1.31%, respectively. As of July 31, 2016, the one-month and three-month Eurodollar Rates were 0.48% and 0.68%, respectively.

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

Letters of credit outstanding at July 31, 2017 totaled $139.2 million and were used to secure commodity hedges and product purchases, and to a lesser extent, insurance arrangements. Letters of credit outstanding at July 31, 2016 totaled $86.3 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2017, Ferrellgas, L.P. had available letter of credit remaining capacity of $60.8 million. At July 31, 2016 Ferrellgas, L.P. had available letter of credit remaining capacity of $113.7 million. Ferrellgas, L.P. incurred commitment fees of $1.1 million, $1.4 million and $1.5 million in fiscal 2017, 2016 and 2015, respectively.

Financial covenants

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

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the consolidated leverage ratio and consolidated interest coverage ratio covenants under the secured credit facility and accounts receivable securitization facility and in compliance with the covenants under the operating partnerships indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders. If Ferrellgas Partners does not make interest payments on its unsecured notes, that would constitute an event of default, which would permit the acceleration of the obligations underlying the indenture, including all outstanding principal owed. The accelerated obligations would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If Ferrellgas, L.P.'s debt obligations are accelerated, Ferrellgas, L.P. may be unable to borrow sufficient funds to refinance debt in which case Ferrellgas Partners' unitholders could experience a partial or total loss of their investment.

A breach of the consolidated leverage ratio covenant or the consolidated interest coverage ratio covenant under the secured credit facility and the accounts receivable securitization facility would result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and would give the lenders and receivables purchasers the right to accelerate the operating partnership’s obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities.

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

Ferrellgas, L.P.'s consolidated leverage ratio was 7.46x as of July 31, 2017; the margin allows for approximately $67.5 million of additional borrowing capacity or approximately $8.7 million less EBITDA. This covenant also restricts Ferrellgas L.P.'s ability to make payments to Ferrellgas Partners for purposes of funding quarterly common unit distributions as discussed above.

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

Ferrellgas L.P.'s consolidated interest coverage ratio was 1.99x at July 31, 2017; the margin allows for approximately $15.9 million of additional interest expense or approximately $27.8 million less EBITDA.

Debt and interest expense reduction strategy

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

If Ferrellgas, L.P. is unsuccessful with its strategy to reduce debt and interest expense, or is unsuccessful in renegotiating its secured credit facility, which matures in October 2018, or is unable to secure alternative liquidity sources, it may not have the liquidity to fund its operations after that maturity date.

Failure to maintain compliance with these and other covenants in our agreements or failure to renew or replace liquidity available under the secured credit facility could have a material effect on Ferrellgas, L.P.'s operating capacity and cash flows and could further restrict Ferrellgas, L.P.'s ability to incur debt, pay interest on the notes or to make cash distributions to its limited and general partners, which could result in an event of default that would permit the acceleration of all of Ferrellgas, L.P.'s indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of Ferrellgas, L.P.'s debt is accelerated, Ferrellgas, L.P.'s assets may be insufficient to repay such debt in full and Ferrellgas, L.P. may be unable to borrow sufficient funds to refinance debt, in which case the limited and general partners could experience a partial or total loss of their investment.

Further, if Ferrellgas, L.P. is unsuccessful in renegotiating our secured credit facility prior to the issuance of its first quarter Form 10-Q for the three month period ending October 31, 2017, the entire balance outstanding under the secured credit facility will be considered a current liability and, in the absence of a plan to renew or refinance this debt, that condition may raise substantial doubt about Ferrellgas, L.P.'s ability to continue as a going concern. Either of these events could lead to rating agency downgrades, decreases in trade credit and increased collateral requirements from Ferrellgas, L.P.'s counterparties.

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

In May 2012, Ferrellgas, L.P. entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas, L.P.’s secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas, L.P. paid 1.95% and received variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through July 2018, Ferrellgas, L.P. will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas, L.P. accounts for this agreement as a cash flow hedge.

K.  Partners' deficit

Partnership quarterly distributions paid

Ferrellgas, L.P. has paid the following quarterly distributions.

	For the year ended July 31,
	2017	2016	2015
Ferrellgas Partners	$102,978	$220,058	$182,803
General partner	1,050	2,246	1,864

On August 22, 2017, Ferrellgas, L.P. declared distributions for the three months ended July 31, 2017 to Ferrellgas Partners and the general partner of $9.8 million and $0.1 million, respectively, which were paid on September 14, 2017.

Other Partnership distributions

During September 2016, in connection with Ferrellgas Partners' repurchase of common units, Ferrellgas, L.P distributed $15.9 million to Ferrellgas Partners.

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

See Note E – Business combinations for details regarding the acquisition of Bridger.

Other partnership contributions

During fiscal 2017, Ferrellgas, L.P. received cash contributions of $166.1 million and $1.7 million from Ferrellgas Partners and the general partner, respectively, which were used to reduce borrowings under the secured credit facility.

During fiscal 2015, Ferrellgas, L.P. received cash contributions of $42.2 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.'s secured credit facility.

During fiscal 2015, Ferrellgas, L.P. received asset contributions of $3.0 million from Ferrellgas Partners in connection with acquisitions of propane distribution assets.

See additional discussions about transactions with related parties in Note N – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note M – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2017 and 2016.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2016, the general partner made non-cash contributions of $0.4 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

L.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2017 and 2016:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$583	$—	$583
Commodity derivatives	$—	$16,212	$—	$16,212
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(707)	$—	$(707)
Commodity derivatives	$—	$(1,258)	$—	$(1,258)

July 31, 2016:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$5,830	$—	$5,830
Commodity derivatives	$—	$8,241	$—	$8,241
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,553)	$—	$(3,553)
Commodity derivatives	$—	$(17,689)	$—	$(17,689)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the Jamex note receivable, a financial instrument classified in "Other assets, net" on the consolidated balance sheet, is approximately $38.4 million, or $4.3 million less than its carrying amount as of July 31, 2017. The estimated fair value of the Jamex note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At July 31, 2017 and July 31, 2016, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,645.3 million and $1,736.2 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

At July 31, 2016, Ferrellgas, L.P. had receivables from Jamex totaling $44.8 million. As described in Note D – Significant transactions, as well as elsewhere in this Annual Report on Form 10-K, on September 1, 2016, Ferrellgas, L.P. entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA, including the $44.8 million owed to Ferrellgas, L.P. on July 31, 2016. The Jamex Secured Promissory Note is guaranteed pursuant to a guaranty agreement, jointly by James Ballengee and Bacchus (up to a maximum aggregate amount of $20.0 million), and fully guaranteed by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Notes are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default.

Ferrellgas, L.P.  has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

M.   Derivative instruments and hedging activities

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

Derivative instruments and hedging activity

During the year ended July 31, 2017 and 2016, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s consolidated balance sheets as of July 31, 2017 and 2016:

	July 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$11,061	Other current liabilities	$415
Commodity derivatives-propane	Other assets, net	4,413	Other liabilities	15
Interest rate swap agreements	Prepaid expenses and other current assets	583	Other current liabilities	595
Interest rate swap agreements	Other assets, net	—	Other liabilities	112
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	738	Other current liabilities	828
	Total	$16,795	Total	$1,965

	July 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$2,263	Other current liabilities	$10,184
Commodity derivatives-propane	Other assets, net	3,056	Other liabilities	1,597
Interest rate swap agreements	Prepaid expenses and other current assets	1,654	Other current liabilities	2,309
Interest rate swap agreements	Other assets, net	4,176	Other liabilities	1,244
Derivatives not designated as hedging instruments
Commodity derivatives-vehicle fuel	Prepaid expenses and other current assets	—	Other current liabilities	3,996
Commodity derivatives-crude oil	Prepaid expenses and other current assets	2,922	Other current liabilities	1,912
	Total	$14,071	Total	$21,242

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2017 and July 31, 2016, respectively:

	July 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$1,778	Other current liabilities	$7,729
	Other assets, net	1,631	Other liabilities	3,073
		$3,409		$10,802

	July 31, 2016
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$8,252	Other current liabilities	$—
	Other assets, net	1,275	Other liabilities	—
		$9,527		$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2017, 2016 and 2015 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative			Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,			For the year ended July 31,
		2017	2016	2015	2017	2016	2015
Interest rate swap agreements	Interest expense	$1,319	$1,919	$1,892	$(9,100)	$(9,100)	$(9,100)

The following tables provide a summary of the effect on Ferrellgas, L.P.'s consolidated statements of comprehensive income for the years ended July 31, 2017, 2016 and 2015 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2017
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$21,659	Cost of product sold- propane and other gas liquids sales	$154	$—
Interest rate swap agreements	866	Interest expense	(2,092)	—
	$22,525		$(1,938)	$—

	For the year ended July 31, 2016
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$4,409	Cost of product sold- propane and other gas liquids sales	$(24,438)	$—
Interest rate swap agreements	(2,620)	Interest expense	(2,864)	—
	$1,789		$(27,302)	$—

	For the year ended July 31, 2015
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(70,291)	Cost of product sold- propane and other gas liquids sales	$(28,059)	$—
Interest rate swap agreements	(3,356)	Interest expense	—	(199)
	$(73,647)		$(28,059)	$(199)

The following table provides a summary of the effect on Ferrellgas, L.P.'s consolidated statements of comprehensive income for the year ended July 31, 2017 and 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the year ended July 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$(425)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,090	Operating expense

	For the year ended July 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$1,084	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(4,351)	Operating expense

	For the year ended July 31, 2015
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - vehicle fuel	$(2,412)	Operating expense

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2017, 2016 and 2015 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2017	2016	2015
Beginning balance	$(9,815)	$(38,906)	$6,483
Change in value on risk management commodity derivatives	21,659	4,409	(70,291)
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales, net	(154)	24,438	28,059
Change in value on risk management interest rate derivatives	866	(2,620)	(3,356)
Reclassification of gains and losses on interest rate hedges to interest expense	$2,092	$2,864	$199
Ending balance	$14,648	$(9,815)	$(38,906)

Ferrellgas, L.P. expects to reclassify net gains of approximately $10.7 million to earnings during the next 12 months. These net gains are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2017, 2016 and 2015, Ferrellgas, L.P. had no reclassifications to operations resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2017, Ferrellgas, L.P. had financial derivative contracts covering 3.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of July 31, 2017, Ferrellgas, L.P. had financial derivative contracts covering 0.2 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative Financial Instruments Credit Risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2017, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is $15.0 million.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating. As of July 31, 2017, a downgrade in Ferrellgas, L.P.’s debt rating could trigger a reduction in credit limit and would result in an additional collateral requirement of zero. There were no derivatives with credit-risk-related contingent features in a liability position on July 31, 2017 and Ferrellgas, L.P. had posted no collateral in the normal course of business related to such derivatives.

N.    Transactions with related parties

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

	For the year ended July 31,
	2017	2016	2015
Operating expense	$228,969	$230,437	$217,742

General and administrative expense	$31,068	$30,239	$27,278

During the period in which Jamex Marketing, LLC owned at least 5% of the outstanding common units, we entered into the following transactions: on November 13, 2015, we repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million; and, pursuant to the Jamex TLA, Bridger provided crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During 2016 and 2015, Ferrellgas' L.P.'s total revenues from Jamex was $62.6 million and $9.4 million, respectively. During 2016 and 2015, Ferrellgas' L.P.'s total cost of sales from Jamex was $3.4 million and $8.4 million, respectively. The amounts due from and to Jamex Marketing at July 31, 2016 were $44.8 million and $0.0 million, respectively. Jamex Marketing, LLC did not own 5% or more of Ferrellgas Partners' outstanding common units during 2017, thus they are not disclosed as a related party.

See additional discussions about transactions with the general partner and related parties in Note K – Partners' deficit.

O.    Contingencies and commitments

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

Ferrellgas, L.P. has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas, L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We intend to file a petition for a writ of certiorari with the U.S. Supreme Court. The direct customer plaintiffs have agreed to a stay of the case pending a decision on the petition and, if granted, the appeal. An appeal by the indirect customer plaintiffs remains pending. Ferrellgas, L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

In addition, putative class action cases have been filed in California relating to residual propane remaining in the tank after use.  Plaintiffs voluntarily dismissed these claims in exchange for a waiver of costs.

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

On November 28, 2016, Mr. Rios and Mr. Gamboa each resigned from their positions, purportedly for "good reason" pursuant to their employment agreements and made a claim for severance. In September 2017 Ferrellgas, L.P. reached a settlement with Mr. Rios and Mr. Gamboa.

Ferrellgas, L.P. and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas, L.P. transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger, and that Bridger therefore should be responsible for the amounted owed pursuant to the arbitration. Ferrellgas, L.P. believes that Ferrellgas, L.P. and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas, L.P. believes that the amount of such damage claims, if ultimately owed to Eddystone, likely would be material to Ferrellgas, L.P. Ferrellgas, L.P. intends to vigorously defend this claim. The lawsuit is in its very early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, Eddystone filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities, asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as senior notes and its credit facility. See Note J – Debt – for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.4 million as of July 31, 2017. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $7.9 million as of July 31, 2017. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2017:

	Future minimum rental and buyout amounts by fiscal year
	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$42,083	$32,992	$24,959	$18,617	$11,886	$13,072

Operating lease buyouts	$3,095	$4,205	$2,937	$3,302	$6,086	$5,069

Rental expense under these leases totaled $50.0 million, $49.2 million and $45.0 million for fiscal 2017, 2016 and 2015, respectively.

P.    Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of operations and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $15.1 million, $27.6 million and $24.7 million during fiscal 2017, 2016 and 2015, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2017, 2016 and 2015 were $4.2 million, $4.0 million and $3.9 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2017, 2016 and 2015, other comprehensive income and other liabilities were adjusted by $0.5 million, $(0.3) million and $(0.2) million, respectively.

Q.    Segment reporting

Ferrellgas, L.P. has two primary operations that result in two reportable operating segments: propane operations and related equipment sales and midstream operations.
The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposal, other income (expense), net, change in fair value of contingent consideration, severance costs, litigation accrual and related legal fees associated with a class action lawsuit, acquisition and transition expenses and unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.

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
The propane operations and related equipment sales segment primarily includes the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated through a network of independent and partnership-owned distribution outlets.

The midstream operations segment primarily includes a domestic crude oil transportation and logistics provider with an integrated portfolio of midstream assets. These assets connect crude oil production in prolific unconventional resource plays to downstream markets. Bridger’s truck, pipeline terminal, pipeline, and rail assets form a comprehensive, fee-for-service business model, and the majority of its cash flow is expected to be generated from fee-based commercial agreements. Bridger’s fee-based business model generates income by providing crude oil transportation and logistics services on behalf of producers and end users of crude oil. Water solutions generates income primarily through the operation of salt water disposal wells in the Eagle Ford shale region of south Texas. Oil and natural gas wells generate significant volumes of salt water, which are transported by truck or pipeline to salt water disposal wells where a combination of gravity and chemicals are used to separate and capture crude oil that is residual in the salt water. The crude oil is sold and the salt water is injected into underground geologic formations.

Until April 2017, Ferrellgas , L.P. utilized a structure that included two reportable segments which included propane operations and related equipment sales segment and the midstream operations - crude oil logistics segment. The results from midstream operations - water solutions segment, were reported within Corporate and other. As a result of a change in the way management is evaluating results and allocating resources, results of the water solutions business are now included in the Midstream operations segment for all periods presented.

Following is a summary of segment information for the years ended July 31, 2017, 2016 and 2015.

	Year Ended July 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Segment revenues	$1,463,574	$466,703	$—	$1,930,277
Direct costs (1)	1,198,150	458,851	43,074	1,700,075
Adjusted EBITDA	$265,424	$7,852	$(43,074)	$230,202

	Year Ended July 31, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Segment revenues	$1,414,129	$625,238	$—	$2,039,367
Direct costs (1)	1,127,382	521,487	45,248	1,694,117
Adjusted EBITDA	$286,747	$103,751	$(45,248)	$345,250

	Year Ended July 31, 2015
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Segment revenues	$1,917,201	$107,189	$—	$2,024,390
Direct costs (1)	1,591,300	93,070	39,732	1,724,102
Adjusted EBITDA	$325,901	$14,119	$(39,732)	$300,288

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

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to consolidated net earnings:

	Year Ended July 31
	2017	2016	2015

Net earnings (loss)	$(29,059)	$(655,391)	$46,427
Income tax benefit	(1,149)	(41)	(384)
Interest expense	127,188	121,818	84,227
Depreciation and amortization expense	103,351	150,513	98,579
EBITDA	200,331	(383,101)	228,849
Non-cash employee stock ownership plan compensation charge	15,088	27,595	24,713
Non-cash stock-based compensation charge	3,298	9,324	25,982
Asset impairments	—	658,118	—
Loss on asset sales and disposal	14,457	30,835	7,099
Other (income) expense, net	(1,474)	(110)	354
Change in fair value of contingent consideration	—	(100)	(6,300)
Severance costs	1,959	1,453	—
Litigation accrual and related legal fees associated with a class action lawsuit	—	—	806
Acquisition and transition expenses	—	99	16,373
Unrealized (non-cash) loss (gains) on changes in fair value of derivatives	(3,457)	1,137	2,412
Adjusted EBITDA	$230,202	$345,250	$300,288

Following are total assets by segment:

	July 31,	July 31,
	2017	2016
Assets
Propane operations and related equipment sales	$1,194,905	$1,202,214
Midstream operations	399,356	444,126
Corporate	15,687	36,873
Total consolidated assets	$1,609,948	$1,683,213

Following are capital expenditures by segment (unaudited):

	Year Ended July 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Capital expenditures:
Maintenance	$13,330	$734	$3,074	$17,138
Growth	28,912	315	—	29,227
Total	$42,242	$1,049	$3,074	$46,365

	Year Ended July 31, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Capital expenditures:
Maintenance	$13,487	$621	$2,769	$16,877
Growth	32,906	63,152	—	96,058
Total	$46,393	$63,773	$2,769	$112,935

	Year Ended July 31, 2015
	Propane operations and related equipment sales	Midstream operations	Corporate	Total

Capital expenditures:
Maintenance	$16,020	$1,072	$2,357	$19,449
Growth	36,958	13,430	—	50,388
Total	$52,978	$14,502	$2,357	$69,837

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

For the year ended July 31, 2017	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$379,542	$579,250	$538,109	$433,376
Gross margin from propane and other gas liquids sales (a)	123,187	202,346	171,950	126,774
Gross margin from midstream operations (b)	13,402	9,763	7,909	6,190
Net earnings (loss)	$(39,440)	$42,600	$15,395	$(47,614)

For the year ended July 31, 2016	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$471,146	$649,238	$509,472	$409,511
Gross margin from propane and other gas liquids sales (a)	123,550	202,027	186,668	125,690
Gross margin from midstream operations (b)	40,066	39,890	33,572	40,476
Net earnings (loss) (c)	$(76,536)	$62,187	$23,049	$(664,091)

For the year ended July 31, 2015	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$443,355	$665,973	$532,551	$382,511
Gross margin from propane and other gas liquids sales (a)	129,547	230,175	191,983	128,087
Gross margin from midstream operations (b)	5,948	4,934	3,416	16,301
Net earnings (loss)	$(29,137)	$90,409	$40,404	$(55,249)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”

(b)	Gross margin from "Midstream operations" represents "Revenues - midstream operations" less "Cost of sales - midstream operations."

(c)	Includes asset impairment charges of $29.3 million and $628.8 million in the first and fourth quarters of fiscal 2016, respectively.

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of July 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,327	$1	$373	$—	$—	$5,701
Accounts and notes receivable	(3,132)	—	58,618	109,598	—	165,084
Intercompany receivables	39,877	—	—	—	(39,877)	—
Inventories	78,963	—	13,589	—	—	92,552
Prepaid expenses and other current assets	26,106	—	7,314	6	—	33,426
Total current assets	147,141	1	79,894	109,604	(39,877)	296,763

Property, plant and equipment, net	537,582	—	194,341	—	—	731,923
Goodwill	246,098	—	10,005	—	—	256,103
Intangible assets, net	128,209	—	122,893	—	—	251,102
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	(53,915)	—	—	—	53,915	—
Other assets, net	35,862	—	37,618	577	—	74,057
Total assets	$1,490,977	$1	$444,751	$110,181	$(435,962)	$1,609,948

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$44,026	$—	$41,345	$190	$—	$85,561
Short-term borrowings	59,781	—	—	—	—	59,781
Collateralized note payable	—	—	—	69,000	—	69,000
Intercompany payables	—	—	41,645	(1,768)	(39,877)	—
Other current liabilities	118,039	—	3,776	201	—	122,016
Total current liabilities	221,846	—	86,766	67,623	(39,877)	336,358

Long-term debt	1,649,139	—	450,131	—	(450,000)	1,649,270
Other liabilities	26,790	—	4,300	28	—	31,118
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(421,562)	1	(96,446)	42,530	53,915	(421,562)
Accumulated other comprehensive income	14,764	—	—	—	—	14,764
Total partners' capital (deficit)	(406,798)	1	(96,446)	42,530	53,915	(406,798)
Total liabilities and partners' capital (deficit)	$1,490,977	$1	$444,751	$110,181	$(435,962)	$1,609,948

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the year ended July 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,318,412	$—	$—	$—	$—	$1,318,412
Midstream operations	—	—	466,703	—	—	466,703
Other	69,962	—	75,200	—	—	145,162
Total revenues	1,388,374	—	541,903	—	—	1,930,277

Costs and expenses:
Cost of sales - propane and other gas liquids sales	694,155	—	—	—	—	694,155
Cost of sales - midstream operations	—	—	429,439	—	—	429,439
Cost of sales - other	8,473	—	58,794	—	—	67,267
Operating expense	398,584	—	38,188	95	(4,455)	432,412
Depreciation and amortization expense	72,919	—	30,183	249	—	103,351
General and administrative expense	44,810	5	4,663	—	—	49,478
Equipment lease expense	28,560	—	564	—	—	29,124
Non-cash employee stock ownership plan compensation charge	15,088	—	—	—	—	15,088
Loss on asset sales and disposal	9,198	—	5,259	—	—	14,457

Operating income (loss)	116,587	(5)	(25,187)	(344)	4,455	95,506
				—	—
Interest expense	(80,866)	—	(43,839)	(2,480)	(3)	(127,188)
Other income (expense), net	850	—	624	4,452	(4,452)	1,474

Earnings (loss) before income taxes	36,571	(5)	(68,402)	1,628	—	(30,208)

Income tax expense (benefit)	217	—	(1,366)	—	—	(1,149)
Equity in earnings (loss) of subsidiaries	(65,413)	—	—	—	65,413	—

Net earnings (loss)	(29,059)	(5)	(67,036)	1,628	65,413	(29,059)

Other comprehensive income	25,324	—	—	—	—	25,324

Comprehensive income (loss)	$(3,735)	$(5)	$(67,036)	$1,628	$65,413	$(3,735)

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$185,640	$(5)	$(36,297)	$4,410	$(5,000)	$148,748

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,539)	—	—	—	—	(3,539)
Capital expenditures	(49,107)	—	(1,365)	—	—	(50,472)
Proceeds from sale of assets	8,510	—	—	—	—	8,510
Cash collected for purchase of interest in accounts receivable	—	—	—	1,011,244	(1,011,244)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(1,016,244)	1,016,244	—
Net changes in advances with consolidated entities	(33,573)	—	—	360	33,213	—
Other	(37)	—	—	—	—	(37)
Net cash used in investing activities	(77,746)	—	(1,365)	(4,640)	38,213	(45,538)

Cash flows from financing activities:
Distributions	(119,879)	—	—	—	—	(119,879)
Contributions	167,843	—	—	—	—	167,843
Proceeds from issuance of long-term debt	62,864	—	—	—	—	62,864
Payments on long-term debt	(174,292)	—	—	—	—	(174,292)
Net reductions in short-term borrowings	(41,510)	—	—	—	—	(41,510)
Net additions to collateralized short-term borrowings	—	—	—	5,000	—	5,000
Net changes in advances with parent	—	5	37,618	(4,410)	(33,213)	—
Cash paid for financing costs	(2,065)	—	—	(360)	—	(2,425)
Net cash provided by (used in) financing activities	(107,039)	5	37,618	230	(33,213)	(102,399)

Increase (decrease) in cash and cash equivalents	855	—	(44)	—	—	811
Cash and cash equivalents - beginning of year	4,472	1	417	—	—	4,890
Cash and cash equivalents - end of year	$5,327	$1	$373	$—	$—	$5,701

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$102,569	$(9)	$89,728	$14,456	$6,000	$212,744

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(15,144)	—	—	—	—	(15,144)
Capital expenditures	(52,501)	—	(65,017)	—	—	(117,518)
Proceeds from sale of assets	17,089	—	—	—	—	17,089
Cash collected for purchase of interest in accounts receivable	—	—	—	946,804	(946,804)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(940,804)	940,804	—
Net changes in advances with consolidated entities	38,759	—	—	—	(38,759)	—
Other	(286)	—	—	—	—	(286)
Net cash provided by (used in) investing activities	(12,083)	—	(65,017)	6,000	(44,759)	(115,859)

Cash flows from financing activities:
Distributions	(269,541)	—	—	—	—	(269,541)
Contributions	30	—	—	—	—	30
Proceeds from issuance of long-term debt	168,117	—	—	—	—	168,117
Payments on long-term debt	(14,959)	—	—	—	—	(14,959)
Net additions to short-term borrowings	25,972	—	—	—	—	25,972
Net reductions in collateralized short-term borrowings	—	—	—	(6,000)	—	(6,000)
Net changes in advances with parent	—	9	(24,314)	(14,454)	38,759	—
Cash paid for financing costs	(1,214)	—	—	—	—	(1,214)
Net cash provided by (used in) financing activities	(91,595)	9	(24,314)	(20,454)	38,759	(97,595)

Effect of exchange rate changes on cash	2	—	—	(2)	—	—

Increase (decrease) in cash and cash equivalents	(1,107)	—	397	—	—	(710)
Cash and cash equivalents - beginning of year	5,579	1	20	—	—	5,600
Cash and cash equivalents - end of year	$4,472	$1	$417	$—	$—	$4,890

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31, 2015
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$197,740	$(4)	$(12,875)	$10,627	$21,000	$216,488

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(71,750)	—	(7,177)	—	—	(78,927)
Capital expenditures	(56,955)	—	(15,526)	—	—	(72,481)
Proceeds from sale of assets	5,905	—	—	—	—	5,905
Cash collected for purchase of interest in accounts receivable	—	—	—	1,299,325	(1,299,325)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(1,278,325)	1,278,325	—
Net changes in advances with consolidated entities	(24,493)	—	—	—	24,493	—
Other	(14)	—	—	—	—	(14)
Net cash provided by (used in) investing activities	(147,307)	—	(22,703)	21,000	3,493	(145,517)

Cash flows from financing activities:
Distributions	(607,875)	—	—	—	—	(607,875)
Contributions	51,047	—	—	—	—	51,047
Proceeds from issuance of long-term debt	628,134	—	—	—	—	628,134
Payments on long-term debt	(119,457)	—	—	—	—	(119,457)
Net additions to short-term borrowings	5,800	—	—	—	—	5,800
Net reductions in collateralized short-term borrowings	—	—	—	(21,000)	—	(21,000)
Net changes in advances with parent	—	4	35,114	(10,625)	(24,493)	—
Cash paid for financing costs	(10,301)	—	—	—	—	(10,301)
Net cash provided by (used in) financing activities	(52,652)	4	35,114	(31,625)	(24,493)	(73,652)

Effect of exchange rate changes on cash	—	—	—	(2)	—	(2)

Decrease in cash and cash equivalents	(2,219)	—	(464)	—	—	(2,683)
Cash and cash equivalents - beginning of year	7,798	1	484	—	—	8,283
Cash and cash equivalents - end of year	$5,579	$1	$20	$—	$—	$5,600

T.  Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Finance Corp.
We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2017 and 2016, and the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 28, 2017

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
BALANCE SHEETS
	July 31,
	2017	2016
ASSETS

Cash	$1,100	$1,100
Other current assets	1,500	1,500
Total assets	$2,600	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	67,336	61,820

Accumulated deficit	(65,736)	(60,220)
Total stockholder's equity	$2,600	$2,600
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF OPERATIONS
	For the year ended July 31,
	2017	2016	2015

General and administrative expense	$5,516	$7,053	$4,108

Net loss	$(5,516)	$(7,053)	$(4,108)
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY
			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity

July 31, 2014	1,000	$1,000	$49,159	$(49,059)	$1,100
Capital contribution	—	—	4,108	—	4,108
Net loss	—	—	—	(4,108)	(4,108)
July 31, 2015	1,000	1,000	53,267	(53,167)	1,100
Capital contribution	—	—	8,553	—	8,553
Net loss	—	—	—	(7,053)	(7,053)
July 31, 2016	1,000	1,000	61,820	(60,220)	2,600
Capital contribution	—	—	5,516	—	5,516
Net loss	—	—	—	(5,516)	(5,516)
July 31, 2017	1,000	$1,000	$67,336	$(65,736)	$2,600
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF CASH FLOWS
	For the year ended July 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(5,516)	$(7,053)	$(4,108)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(1,500)	—
Cash used in operating activities	(5,516)	(8,553)	(4,108)

Cash flows from financing activities:
Capital contribution	5,516	8,553	4,108
Cash provided by financing activities	5,516	8,553	4,108

Change in cash	—	—	—
Cash - beginning of year	1,100	1,100	1,100
Cash - end of year	$1,100	$1,100	$1,100

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

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of July 31, 2017, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $25,591 associated with the net operating loss carryforward of $65,787, which expires at various dates through July 31, 2037, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2017, 2016 or 2015, and there is no net deferred tax asset as of July 31, 2017 and 2016.

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

		Schedule 1
FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)
	July 31,
	2017	2016
ASSETS

Cash and cash equivalents	$59	$75
Prepaid expenses and other current assets	4	18
Total assets	$63	$93

LIABILITIES AND PARTNERS' DEFICIT

Other current liabilities	$4,250	$2,006

Long-term debt	346,525	180,454
Investment in Ferrellgas, L.P.	402,866	464,690

Partners' deficit
Common unitholders (97,152,665 and 98,002,665 units outstanding at 2017 and 2016, respectively)	(701,188)	(570,754)
General partner unitholder (989,926 units outstanding at 2017 and 2016)	(66,991)	(65,835)
Accumulated other comprehensive income (loss)	14,601	(10,468)
Total Ferrellgas Partners, L.P. partners' deficit	(753,578)	(647,057)
Total liabilities and partners' deficit	$63	$93

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF OPERATIONS
(in thousands)
	For the year ended July 31,
	2017	2016	2015
Equity in earnings (loss) of Ferrellgas, L.P.	$(28,765)	$(648,771)	$45,958
Operating, general and administrative expense	139	520	104

Operating income (loss)	(28,904)	(649,291)	45,854

Interest expense	(25,297)	(16,119)	(16,169)
Income tax expense (benefit)	6	5	(69)
Other income	—	—	4
Net earnings (loss)	$(54,207)	$(665,415)	$29,620

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(54,207)	$(665,415)	$29,620
Reconciliation of net earnings (loss) to net cash used in operating activities:
Other	3,982	(1,743)	2,922
Equity in earnings (loss) of Ferrellgas, L.P.	28,765	648,771	(45,958)
Net cash used in operating activities	(21,460)	(18,387)	(13,416)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	—	(562,500)
Distributions received from Ferrellgas, L.P.	118,829	266,818	601,736
Cash contributed to Ferrellgas, L.P.	(166,148)	—	(42,224)
Net cash provided by (used in) investing activities	(47,319)	266,818	(2,988)

Cash flows from financing activities:
Distributions paid to common and general partner unitholders	(79,733)	(204,160)	(167,105)
Cash paid for financing costs	(3,653)	—	—
Proceeds from issuance of long-term debt	168,000	—	—
Proceeds from equity offering, net of issuance costs of $648 for the year ended July 31, 2015	—	—	181,008
Repurchase of common units (including fees of $34 for the year ended July 31, 2016)	(15,851)	(46,432)	—
Proceeds from exercise of common unit options	—	182	91
Cash contribution from general partners in connection with common unit issuances	—	2	4,456
Net cash provided by (used in) financing activities	68,763	(250,408)	18,450

Increase (decrease) in cash and cash equivalents	(16)	(1,977)	2,046
Cash and cash equivalents - beginning of year	75	2,052	6
Cash and cash equivalents - end of year	$59	$75	$2,052

					Schedule II
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2017

Allowance for doubtful accounts	$5,526	$7	$(3,557)	(1)	$1,976

Year ended July 31, 2016

Allowance for doubtful accounts	$4,816	$1,703	$(993)	(1)	$5,526

Year ended July 31, 2015

Allowance for doubtful accounts	$4,756	$3,419	$(3,359)	(1)	$4,816

(1)	Uncollectible accounts written off, net of recoveries.

					Schedule II
FERRELLGAS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2017

Allowance for doubtful accounts	$5,526	$7	$(3,557)	(1)	$1,976

Year ended July 31, 2016

Allowance for doubtful accounts	$4,816	$1,703	$(993)	(1)	$5,526

Year ended July 31, 2015

Allowance for doubtful accounts	$4,756	$3,419	$(3,359)	(1)	$4,816

(1)	Uncollectible accounts written off, net of recoveries.

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

	4.12
Registration Rights Agreement, dated as of June 8, 2015, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and J.P. Morgan Securities L.L.C., as representative of the several initial purchasers. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 8, 2015.

	4.13
Registration Rights Agreement, dated as of June 24, 2015 among Ferrellgas Partners, L.P., Jamex Marketing, LLC, Rios Holdings, Inc. and Gamboa Enterprises, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 24, 2015.

	4.14
Registration Rights Agreement dated as of January 30, 2017 by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers referred to therein. Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed January 30, 2017.

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

	10.8
First Amendment to Receivables Purchase Agreement dated as of April 30, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2012; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

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

	10.17
ISDA 2002 Master Agreement and Schedule to the 2002 ISDA Master Agreement both dated as of May 3, 2012 together with three Confirmation of Swap Transaction documents each dated as of May 8, 2012, all between SunTrust Bank and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed June 8, 2012; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

#	10.18
Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed March 9, 2012; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

	10.19
Membership interest purchase agreement dated May 1, 2014, among Ferrellgas, L.P. and the former members of Sable Environmental LLC and Sable SWD 2 LLC. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 1, 2014.

#	10.20	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed September 29, 2015.

	#	10.21
Employment agreement dated July 10, 2015 by and between Ferrellgas, Inc. as the company and Alan C. Heitmann as the executive. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 15, 2015.

	#	10.22
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

	+	10.25
Transportation Logistics Agreement, dated June 24, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed September 29, 2015.

		10.26
Termination, Settlement and Release Agreement dated September 1, 2016, by and between Jamex, LLC, Jamex Marketing, LLC, Jamex Unitholder, LLC, and, together with Jamex and Jamex Parent, and James Ballengee, on the one hand, and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 2, 2016.

		10.27
Common Unit Repurchase Agreement, dated as of November 13, 2015, by and between Jamex Marketing, LLC and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 13, 2015.

		10.28
Secured Promissory Note dated September 1, 2016 between Jamex Marketing, LLC and Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 2, 2016.

		10.29
Secured Revolving Promissory Note dated September 1, 2016 between Jamex Marketing, LLC and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed September 2, 2016.

		10.30
Guaranty Agreement dated September 1, 2016 by James Ballengee and Bacchus Capital Trading, LLC in favor of Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed September 2, 2016.

		10.31
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

		10.33
Security Agreement dated September 1, 2016 by the Grantors party thereto in favor of Ferrellgas, L.P. as collateral agent for itself and for the benefit of Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed September 2, 2016.

		10.34
Agreement and release dated September 27, 2016 by and between Stephen L. Wambold and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.36 to our Current Report on Form 10-K filed September 28, 2016.

		10.35
Amendment No. 5 to Credit Agreement dated as of September 27, 2016, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.37 to our Current Report on Form 10-K filed September 28, 2016.

		10.36
Fourth Amendment to Receivables Purchase Agreement dated as of September 27, 2016, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.38 to our Current Report on Form 10-K filed September 28, 2016.

		10.37
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

		10.38
Amendment No. 5 to Receivables Purchase Agreement dated as of April 28, 2017, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 2, 2017.

	#	10.39	Tod D. Brown Agreement and Release. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 19, 2017.
	#	10.40	Thomas M. Van Buren Agreement and Release. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2017.
		10.41
Purchase Agreement dated January 24, 2017 by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas, Inc. and the initial purchasers named therein. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 30, 2017.

*		10.42	Settlement Agreement and Release dated September 25, 2017 by and between Julio E. Rios, II, and Ferrellgas, Inc.
*		10.43	Settlement Agreement and Release dated September 25, 2017 by and between Jeremy Gamboa, and Ferrellgas, Inc.
*		21.1	List of subsidiaries
*		23.1
Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2017.

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