Form 10-Q
period 2017-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2017-12-07
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At November 30, 2017, the registrants had common units or shares of common stock outstanding as follows:

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	October 31, 2017	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,100	$5,760
Accounts and notes receivable, net (including $137,244 and $109,407 of accounts receivable pledged as collateral at October 31, 2017 and July 31, 2017, respectively)	191,428	165,084
Inventories	112,338	92,552
Prepaid expenses and other current assets	68,068	33,388
Total current assets	378,934	296,784

Property, plant and equipment, net	738,729	731,923
Goodwill, net	256,103	256,103
Intangible assets (net of accumulated amortization of $444,447 and $436,428 at October 31, 2017 and July 31, 2017, respectively)	250,629	251,102
Other assets, net	80,559	74,057
Total assets	$1,704,954	$1,609,969

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$99,198	$85,561
Short-term borrowings	263,200	59,781
Collateralized note payable	88,000	69,000
Other current liabilities	200,879	126,224
Total current liabilities	651,277	340,566

Long-term debt	1,812,155	1,995,795
Other liabilities	34,799	31,118
Contingencies and commitments (Note J)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at October 31, 2017 and July 31, 2017)	(754,456)	(701,188)
General partner unitholder (989,926 units outstanding at October 31, 2017 and July 31, 2017)	(67,528)	(66,991)
Accumulated other comprehensive income	32,915	14,601
Total Ferrellgas Partners, L.P. partners' deficit	(789,069)	(753,578)
Noncontrolling interest	(4,208)	(3,932)
Total partners' deficit	(793,277)	(757,510)
Total liabilities and partners' deficit	$1,704,954	$1,609,969
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	For the three months ended October 31,
	2017	2016
Revenues:
Propane and other gas liquids sales	$302,758	$242,399
Midstream operations	120,760	108,044
Other	31,137	29,099
Total revenues	454,655	379,542

Costs and expenses:
Cost of sales - propane and other gas liquids sales	179,515	119,212
Cost of sales - midstream operations	108,125	94,642
Cost of sales - other	13,702	11,746
Operating expense	110,462	105,086
Depreciation and amortization expense	25,732	26,202
General and administrative expense	13,164	14,269
Equipment lease expense	6,741	7,349
Non-cash employee stock ownership plan compensation charge	3,962	3,754
Loss on asset sales and disposal	895	6,423

Operating loss	(7,643)	(9,141)

Interest expense	(40,807)	(35,428)
Other income, net	511	508

Loss before income taxes	(47,939)	(44,061)

Income tax (benefit) expense	377	(590)

Net loss	(48,316)	(43,471)

Net loss attributable to noncontrolling interest	(401)	(398)

Net loss attributable to Ferrellgas Partners, L.P.	(47,915)	(43,073)

Less: General partner's interest in net loss	(479)	(431)

Common unitholders' interest in net loss	$(47,436)	$(42,642)

Basic and diluted net loss per common unit	$(0.49)	$(0.44)

Cash distributions declared per common unit	$0.10	$0.10
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended October 31,
	2017	2016

Net loss	$(48,316)	$(43,471)
Other comprehensive income:
Change in value of risk management derivatives	22,449	5,138
Reclassification of (gains) losses on derivatives to earnings, net	(3,949)	4,238
Other comprehensive income	18,500	9,376
Comprehensive loss	(29,816)	(34,095)
Less: Comprehensive loss attributable to noncontrolling interest	(215)	(304)
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(29,601)	$(33,791)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder			Non-controlling interest
Balance at July 31, 2017	97,152.7	989.9	$(701,188)	$(66,991)	$14,601	$(753,578)	$(3,932)	$(757,510)
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	3,883	40	—	3,923	39	3,962
Distributions	—	—	(9,715)	(98)	—	(9,813)	(100)	(9,913)
Net loss	—	—	(47,436)	(479)	—	(47,915)	(401)	(48,316)
Other comprehensive income	—	—	—	—	18,314	18,314	186	18,500
Balance at October 31, 2017	97,152.7	989.9	$(754,456)	$(67,528)	$32,915	$(789,069)	$(4,208)	$(793,277)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(48,316)	$(43,471)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	25,732	26,202
Non-cash employee stock ownership plan compensation charge	3,962	3,754
Non-cash stock-based compensation charge	—	1,881
Loss on asset sales and disposal	895	6,423
Unrealized gain on derivative instruments	1,607	—
Provision for doubtful accounts	693	9
Deferred income tax expense	364	143
Other	2,238	1,302
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(23,862)	1,310
Inventories	(33,160)	(9,702)
Prepaid expenses and other current assets	(6,936)	8,032
Accounts payable	13,496	7,049
Accrued interest expense	32,438	28,495
Other current liabilities	39,550	21,251
Other assets and liabilities	(768)	1,872
Net cash provided by operating activities	7,933	54,550

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,867)	—
Capital expenditures	(20,154)	(10,005)
Proceeds from sale of assets	1,208	2,279
Net cash used in investing activities	(32,813)	(7,726)

Cash flows from financing activities:
Distributions	(9,813)	(50,294)
Proceeds from issuance of long-term debt	23,580	25,626
Payments on long-term debt	(281)	(2,261)
Net reductions in short-term borrowings	(5,879)	(4,467)
Net additions to collateralized short-term borrowings	19,000	10,000
Cash paid for financing costs	(287)	(1,390)
Noncontrolling interest activity	(100)	(513)
Repurchase of common units	—	(15,851)
Net cash provided by (used in) financing activities	26,220	(39,150)

Net change in cash and cash equivalents	1,340	7,674
Cash and cash equivalents - beginning of period	5,760	4,965
Cash and cash equivalents - end of period	$7,100	$12,639
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of October 31, 2017, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

•
Midstream operations consists of crude oil logistics and water solutions. Crude oil logistics primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Water solutions generates income primarily through the operation of salt water disposal wells in the Eagle Ford shale region of south Texas.

Due to seasonality, the results of operations for the three months ended October 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2018.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas' Annual Report on Form 10-K for fiscal 2017.

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

FASB Accounting Standard Update No. 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. We adopted ASU 2015-11 effective August 1, 2017. The adoption of this standard did not materially impact our consolidated financial statements.

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

FASB Accounting Standard Update No. 2017-12
In August 2017, the FASB issued ASU 2017-12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

C. Supplemental financial statement information

Inventories consist of the following:

	October 31, 2017	July 31, 2017
Propane gas and related products	$79,196	$67,049
Crude oil	7,921	724
Appliances, parts and supplies	25,221	24,779
Inventories	$112,338	$92,552

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2017, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 119.3 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	October 31, 2017	July 31, 2017
Note receivable - Jamex, less current portion	$30,000	$32,500
Other	50,559	41,557
Other assets, net	$80,559	$74,057

Other current liabilities consist of the following:

	October 31, 2017	July 31, 2017
Accrued interest	$51,109	$18,671
Customer deposits and advances	42,599	25,541
Other	107,171	82,012
Other current liabilities	$200,879	$126,224

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2017	2016
Operating expense	$43,314	$41,810
Depreciation and amortization expense	1,112	1,026
Equipment lease expense	6,069	6,666
Total shipping and handling expenses	$50,495	$49,502

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2017	2016
Cash paid for:
Interest	$6,129	$5,631
Income taxes	$6	$1
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,232	$—
Change in accruals for property, plant and equipment additions	$140	$(189)

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2017	July 31, 2017
Accounts receivable pledged as collateral	$137,244	$109,407
Accounts receivable	46,318	47,346
Note receivable - Jamex, current portion	10,000	10,000
Other	294	307
Less: Allowance for doubtful accounts	(2,428)	(1,976)
Accounts and notes receivable, net	$191,428	$165,084

On April 28, 2017, Ferrellgas entered into a fifth amendment to its accounts receivable securitization facility to modify the maximum consolidated leverage ratio covenant and the consolidated interest coverage ratio covenant.

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

The current maximum consolidated leverage covenant ratios are as follows:

Date	Maximum leverage ratio
October 31, 2017	7.75
January 31, 2018	7.75
April 30, 2018	7.75
July 31, 2018 & thereafter	5.50

Ferrellgas' consolidated leverage ratio was 7.57x as of October 31, 2017. See additional disclosure about Ferrellgas' financial covenants in Note E - Debt.

Consolidated interest coverage ratio

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas' secured credit facility and accounts receivable securitization facility.

The current minimum consolidated interest coverage ratios are as follows:

Date	Minimum consolidated interest coverage ratio
October 31, 2017	1.75
January 31, 2018	1.75
April 30, 2018	1.75
July 31, 2018 & thereafter	2.50

Ferrellgas' consolidated interest coverage ratio was 1.93x as of October 31, 2017; the margin allows for approximately $12.1 million of additional interest expense or approximately $21.1 million less EBITDA. See additional disclosure about Ferrellgas' financial covenants in Note E - Debt.

At October 31, 2017, $137.2 million of trade accounts receivable were pledged as collateral against $88.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2017, $109.4 million of trade accounts receivable were pledged as collateral against $69.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2017, Ferrellgas had received cash proceeds of $88.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2017, Ferrellgas had received cash proceeds of $69.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.7% and 4.0% as of October 31, 2017 and July 31, 2017, respectively.

E.    Debt

Short-term borrowings

As of October 31, 2017, Ferrellgas classified all of its secured credit facility borrowings as short-term because the facility matures in October 2018. Prior to October 31, 2017, Ferrellgas classified as short-term the portion of its secured credit facility borrowings that were used to fund working capital needs that management intended to pay down within the 12 month period following the balance sheet date. As of October 31, 2017 and July 31, 2017, $263.2 million and $59.8 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

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

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the consolidated leverage ratio and consolidated interest coverage ratio covenants under the secured credit facility and accounts receivable securitization facility and in compliance with the covenants under the operating partnership's indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders. If Ferrellgas Partners does not make interest payments on its unsecured notes, that would constitute an event of default which would permit the acceleration of the obligations underlying the Ferrellgas Partners indenture, including all outstanding principal owed. The accelerated obligations would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If Ferrellgas' debt obligations are accelerated, Ferrellgas may be unable to borrow sufficient funds to refinance debt in which case unitholders and investors in our debt instruments could experience a partial or total loss of their investment.

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

A breach of the consolidated leverage ratio covenant or the consolidated interest coverage ratio covenant under the secured credit facility and the accounts receivable securitization facility would result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and would give the lenders and receivables purchasers the right to accelerate the operating partnership's obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities. If the lenders and receivables purchasers accelerated the operating partnership's obligations, that would constitute an event of default which would permit the acceleration of the obligations underlying the Ferrellgas Partners indenture, including all outstanding principal owed. The accelerated obligations would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If Ferrellgas' debt obligations are accelerated, Ferrellgas may be unable to borrow sufficient funds to refinance debt in which case unitholders and investors in our debt instruments could experience a partial or total loss of their investment.

Consolidated leverage ratio

The consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA (both as adjusted for certain, defined items) of the operating partnership, as detailed in Ferrellgas' secured credit facility and accounts receivable securitization facility.

The current maximum consolidated leverage covenant ratios are as follows:

Date	Maximum leverage ratio
October 31, 2017	7.75
January 31, 2018	7.75
April 30, 2018	7.75
July 31, 2018 & thereafter	5.50

Ferrellgas' consolidated leverage ratio was 7.57x as of October 31, 2017; the margin allows for approximately $40.6 million of additional borrowing capacity or approximately $5.2 million less EBITDA. This covenant also restricts Ferrellgas' ability to make distribution payments as discussed above.

Consolidated interest coverage ratio

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas' secured credit facility and accounts receivable securitization facility.

The current minimum consolidated interest coverage ratios are as follows:

Date	Minimum consolidated interest coverage ratio
October 31, 2017	1.75
January 31, 2018	1.75
April 30, 2018	1.75
July 31, 2018 & thereafter	2.50

Ferrellgas' consolidated interest coverage ratio was 1.93x at October 31, 2017; the margin allows for approximately $12.1 million of additional interest expense or approximately $21.1 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows Ferrellgas Partners to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of October 31, 2017, the ratio was 1.44x. As a result, the $9.8 million distribution to be paid to common unitholders on December 15, 2017 will be taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deduction taken as a result of the distribution paid in September 2017, leaves $30.4 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

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

If Ferrellgas is unsuccessful with its strategy to reduce debt and interest expense, is unsuccessful in renegotiating its secured credit facility, which matures in October 2018, or is unable to secure alternative liquidity sources, it may not have the liquidity to fund its operations after that maturity date.

Failure to maintain compliance with these and other covenants in our agreements or failure to renew or replace liquidity available under the secured credit facility could have a material, adverse effect on Ferrellgas' operating capacity and cash flows and could further restrict Ferrellgas' ability to incur debt, pay interest on the notes or to make cash distributions to unitholders. An inability to pay interest on the notes could result in an event of default that would permit the acceleration of all of Ferrellgas' indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of Ferrellgas' debt is accelerated, Ferrellgas' assets may be insufficient to repay such debt in full and Ferrellgas may be unable to borrow sufficient funds to refinance debt, in which case investors in common units and our debt instruments could experience a partial or total loss of their investment.

As a result of the October 2018 maturity date of Ferrellgas' secured credit facility, the entire balance outstanding at October 31, 2017 has been classified as a current liability in the condensed consolidated balance sheet as of October 31, 2017. The absence of a plan to renew or refinance this debt would raise substantial doubt about Ferrellgas' ability to continue as a going concern. Ferrellgas is working to renew or replace the secured credit facility. Potential options may include extending the current secured credit facility, entering into a new secured credit facility or securing alternative financing from a different source. Ferrellgas believes it is probable that it will be able to obtain sufficient capital to meet anticipated liquidity demands and, therefore, does not believe there is substantial doubt about our ability to continue as a going concern.

Secured credit facility

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

As of October 31, 2017, Ferrellgas had total borrowings outstanding under its secured credit facility of $263.2 million, all of which was classified as short-term. Ferrellgas had $139.8 million of capacity under the secured credit facility as of October 31, 2017. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to$40.6 million as of October 31, 2017. As of July 31, 2017, Ferrellgas had total borrowings outstanding under its secured credit facility of $245.5 million, of which $185.7 million was classified as long-term debt. Ferrellgas had $190.3 million of capacity under the secured credit facility as of July 31, 2017. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to $67.5 million as of July 31, 2017. Borrowings outstanding at October 31, 2017 and July 31, 2017 under the secured credit facility had weighted average interest rates of 5.9% and 6.0%, respectively.

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

Letters of credit outstanding at October 31, 2017 totaled $172.0 million and were used to secure commodity hedges, product purchases, and insurance arrangements. Letters of credit outstanding at July 31, 2017 totaled $139.2 million and were used to secure commodity hedges, product purchases, and insurance arrangements. At October 31, 2017, Ferrellgas had remaining letter of credit capacity of $28.0 million. At July 31, 2017, Ferrellgas had remaining letter of credit capacity of $60.8 million.

F.  Partners' deficit

As of October 31, 2017 and July 31, 2017, Ferrellgas Partners limited partner units, which are listed on the New York Stock Exchange under the symbol “FGP,” were beneficially owned by the following:

	October 31, 2017	July 31, 2017
Public common unitholders	69,612,939	69,612,939
Ferrell Companies (1)	22,529,361	22,529,361
FCI Trading Corp. (2)	195,686	195,686
Ferrell Propane, Inc. (3)	51,204	51,204
James E. Ferrell (4)	4,763,475	4,763,475

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at October 31, 2017.
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

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended October 31,
	2017	2016
Public common unitholders	$6,961	$35,678
Ferrell Companies	2,253	11,546
FCI Trading Corp.	20	100
Ferrell Propane, Inc.	5	26
James E. Ferrell	476	2,441
General partner	98	503
	$9,813	$50,294

On November 16, 2017, Ferrellgas Partners declared a cash distribution of $0.10 per common unit for the three months ended October 31, 2017, which is expected to be paid on December 15, 2017. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$2,253
FCI Trading Corp.	20
Ferrell Propane, Inc.	5
James E. Ferrell	476
General partner	98

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2017 and 2016.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2017, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

During the three months ended October 31, 2016, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2017 and July 31, 2017:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$298	$—	$298
Commodity derivatives	$—	$35,000	$—	$35,000
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(984)	$—	$(984)
Commodity derivatives	$—	$(3,464)	$—	$(3,464)

July 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$583	$—	$583
Commodity derivatives	$—	$16,212	$—	$16,212
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(707)	$—	$(707)
Commodity derivatives	$—	$(1,258)	$—	$(1,258)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the Jamex note receivable, a financial instrument classified in "Other assets, net" on the condensed consolidated balance sheet, is approximately $36.4 million, or $3.8 million less than its carrying amount as of October 31, 2017. The estimated fair value of the Jamex note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At October 31, 2017 and July 31, 2017, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,704.4 million and $1,966.6 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2017 and 2016, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of October 31, 2017 and July 31, 2017:

	October 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$25,938	Other current liabilities	$1,209
Commodity derivatives-propane	Other assets, net	8,789	Other liabilities	284
Interest rate swap agreements	Prepaid expenses and other current assets	298	Other current liabilities	284
Interest rate swap agreements	Other assets, net	—	Other liabilities	700
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	273	Other current liabilities	1,971
	Total	$35,298	Total	$4,448

	July 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$11,061	Other current liabilities	$415
Commodity derivatives-propane	Other assets, net	4,413	Other liabilities	15
Interest rate swap agreements	Prepaid expenses and other current assets	583	Other current liabilities	595
Interest rate swap agreements	Other assets, net	—	Other liabilities	112
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	738	Other current liabilities	828
	Total	$16,795	Total	$1,965

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2017 and July 31, 2017, respectively:

	October 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$3,723	Other current liabilities	$19,696
	Other assets, net	1,461	Other liabilities	5,945
		$5,184		$25,641

	July 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$1,778	Other current liabilities	$7,729
	Other assets, net	1,631	Other liabilities	3,073
		$3,409		$10,802

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three months ended October 31, 2017 and 2016 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2017	2016	2017	2016
Interest rate swap agreements	Interest expense	$138	$420	$(2,275)	$(2,275)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2017 and 2016 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$22,323	Cost of sales-propane and other gas liquids sales	$4,132	$—
Interest rate swap agreements	126	Interest expense	(183)	—
	$22,449		$3,949	$—

	For the three months ended October 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$4,873	Cost of sales-propane and other gas liquids sales	$(3,596)	$—
Interest rate swap agreements	265	Interest expense	(642)	—
	$5,138		$(4,238)	$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three months ended October 31, 2017 and 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended October 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,390)	Cost of sales - midstream operations

	For the three months ended October 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,241)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,027	Operating expense

The changes in derivatives included in AOCI for the three months ended October 31, 2017 and 2016 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2017	2016
Beginning balance	$14,648	$(9,815)
Change in value of risk management commodity derivatives	22,323	4,873
Reclassification of (gains) and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(4,132)	3,596
Change in value of risk management interest rate derivatives	126	265
Reclassification of (gains) and losses on interest rate hedges to interest expense	183	642
Ending balance	$33,148	$(439)

Ferrellgas expects to reclassify net gains related to the risk management commodity derivatives of approximately $24.7 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2017, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2017, Ferrellgas had financial derivative contracts covering 3.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of October 31, 2017, Ferrellgas had financial derivative contracts covering 0.3 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2017, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is $33.3 million.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas' debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2017.

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

	For the three months ended October 31,
	2017	2016
Operating expense	$57,351	$55,714

General and administrative expense	$7,508	$8,583

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We have filed a petition for a writ of certiorari with the U.S. Supreme Court. The direct customer plaintiffs have agreed to a stay of the case pending a decision on the petition and, if granted, the appeal. An appeal by the indirect customer plaintiffs remains pending. Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

Ferrellgas and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damage claims, if ultimately owed to Eddystone, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. The lawsuit is in its early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, Ferrellgas filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. The Third-Party Defendants have filed motions to dismiss the third-party complaint for alleged lack of personal jurisdiction, failure to state claim, and forum non-conveniens. Ferrellgas is vigorously opposing these motions.

K.    Net earnings (loss) per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) per common unitholders’ interest in the condensed consolidated statements of operations for the periods indicated. Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed according to the incentive distribution rights in the Ferrellgas partnership agreement. Due to the seasonality of the propane business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows:

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was no dilutive effect resulting from this method based on basic and diluted net earnings (loss) per common unitholders' interest for the three months ended October 31, 2017 or 2016.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended October 31,
	2017	2016
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net loss	$(47,436)	$(42,642)

Weighted average common units outstanding - basic and diluted	97,152.7	97,457.6

Basic and diluted net loss per common unitholders’ interest	$(0.49)	$(0.44)

L.    Segment reporting

Ferrellgas has two primary operations that result in two reportable operating segments: propane operations and related equipment sales and midstream operations.

Until April 2017, Ferrellgas utilized a structure that included two reportable segments which included propane operations and related equipment sales segment and the midstream operations - crude oil logistics segment. The results from midstream operations - water solutions segment were reported within Corporate and other. As a result of a change in the way management is evaluating results and allocating resources, results of the water solutions business are now included in the Midstream operations segment for all periods presented.

Following is a summary of segment information for the three months ended October 31, 2017 and 2016:

	Three months ended October 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$333,895	$120,760	$—	$454,655
Direct costs (1)	303,329	113,901	11,209	428,439
Adjusted EBITDA	$30,566	$6,859	$(11,209)	$26,216

	Three months ended October 31, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$271,498	$108,044	$—	$379,542
Direct costs (1)	237,014	102,773	10,736	350,523
Adjusted EBITDA	$34,484	$5,271	$(10,736)	$29,019

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

Following is a reconciliation of Ferrellgas' total segment performance measure to condensed consolidated net earnings (loss):

	Three months ended October 31,
	2017	2016
Net loss attributable to Ferrellgas Partners, L.P.	$(47,915)	$(43,073)
Income tax expense (benefit)	377	(590)
Interest expense	40,807	35,428
Depreciation and amortization expense	25,732	26,202
EBITDA	19,001	17,967
Non-cash employee stock ownership plan compensation charge	3,962	3,754
Non-cash stock-based compensation charge	—	1,881
Loss on asset sales and disposal	895	6,423
Other income, net	(511)	(508)
Severance costs	1,663	1,469
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	1,607	(1,569)
Net loss attributable to noncontrolling interest	(401)	(398)
Adjusted EBITDA	$26,216	$29,019

Following are total assets by segment:

Assets	October 31, 2017	July 31, 2017
Propane operations and related equipment sales	$1,292,686	$1,194,905
Midstream operations	397,653	399,356
Corporate and unallocated	14,615	15,708
Total consolidated assets	$1,704,954	$1,609,969

Following are capital expenditures by segment:

	Three months ended October 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$8,351	$3	$239	$8,593
Growth	9,688	664	—	10,352
Total	$18,039	$667	$239	$18,945

	Three months ended October 31, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$1,831	$127	$1,306	$3,264
Growth	5,414	—	—	5,414
Total	$7,245	$127	$1,306	$8,678

M. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2017	July 31, 2017
ASSETS
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	25,105	25,055
Accumulated deficit	(25,105)	(25,055)
Total stockholder's equity	$1,000	$1,000
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended October 31,
	2017	2016

General and administrative expense	$50	$92

Net loss	$(50)	$(92)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(50)	$(92)
Cash used in operating activities	(50)	(92)

Cash flows from financing activities:
Capital contribution	50	92
Cash provided by financing activities	50	92

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000
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

The indenture governing the senior unsecured notes contains various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of October 31, 2017, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement, except for the consolidated fixed charge coverage ratio.

The indenture governing the outstanding notes of the Partnership includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the Partnership be at least 1.75x before a restricted payment (as defined in the indenture) can be made by the Partnership. If this ratio were to drop below 1.75x, the indenture allows the Partnership to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of October 31, 2017, the ratio was 1.44x. As a result, the $9.8 million distribution to be paid to common unitholders on December 15, 2017 will be taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deduction taken as a result of the distribution paid in September 2017, leaves $30.4 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	October 31, 2017	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,098	$5,701
Accounts and notes receivable, net (including $137,244 and $109,407 of accounts receivable pledged as collateral at October 31, 2017 and July 31, 2017, respectively)	191,428	165,084
Inventories	112,338	92,552
Prepaid expenses and other current assets	68,055	33,426
Total current assets	378,919	296,763

Property, plant and equipment, net	738,729	731,923
Goodwill, net	256,103	256,103
Intangible assets (net of accumulated amortization of $444,447 and $436,428 at October 31, 2017 and July 31, 2017, respectively)	250,629	251,102
Other assets, net	80,559	74,057
Total assets	$1,704,939	$1,609,948

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$99,198	$85,561
Short-term borrowings	263,200	59,781
Collateralized note payable	88,000	69,000
Other current liabilities	189,261	122,016
Total current liabilities	639,659	336,358

Long-term debt	1,464,429	1,649,270
Other liabilities	34,799	31,118
Contingencies and commitments (Note J)

Partners' deficit:
Limited partner	(462,655)	(417,467)
General partner	(4,557)	(4,095)
Accumulated other comprehensive income	33,264	14,764
Total partners' deficit	(433,948)	(406,798)
Total liabilities and partners' deficit	$1,704,939	$1,609,948
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	For the three months ended October 31,
	2017	2016
Revenues:
Propane and other gas liquids sales	$302,758	$242,399
Midstream operations	120,760	108,044
Other	31,137	29,099
Total revenues	454,655	379,542

Costs and expenses:
Cost of sales - propane and other gas liquids sales	179,515	119,212
Cost of sales - midstream operations	108,125	94,642
Cost of sales - other	13,702	11,746
Operating expense	110,462	105,086
Depreciation and amortization expense	25,732	26,202
General and administrative expense	13,164	14,269
Equipment lease expense	6,741	7,349
Non-cash employee stock ownership plan compensation charge	3,962	3,754
Loss on asset sales and disposal	895	6,423

Operating loss	(7,643)	(9,141)

Interest expense	(32,196)	(31,398)
Other income, net	511	508

Loss before income taxes	(39,328)	(40,031)

Income tax (benefit) expense	371	(591)

Net loss	$(39,699)	$(39,440)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2017	2016

Net loss	$(39,699)	$(39,440)
Other comprehensive income:
Change in value of risk management derivatives	22,449	5,138
Reclassification of (gains) losses on derivatives to earnings, net	(3,949)	4,238
Other comprehensive income	18,500	9,376
Comprehensive loss	$(21,199)	$(30,064)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income	deficit

Balance at July 31, 2017	$(417,467)	$(4,095)	$14,764	$(406,798)
Contributions in connection with non-cash ESOP and stock-based compensation charges	3,923	39	—	3,962
Distributions	(9,813)	(100)	—	(9,913)
Net loss	(39,298)	(401)	—	(39,699)
Other comprehensive income	—	—	18,500	18,500
Balance at October 31, 2017	$(462,655)	$(4,557)	$33,264	$(433,948)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(39,699)	$(39,440)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	25,732	26,202
Non-cash employee stock ownership plan compensation charge	3,962	3,754
Non-cash stock-based compensation charge	—	1,881
Loss on asset sales and disposal	895	6,423
Unrealized gain on derivative instruments	1,607	—
Provision for doubtful accounts	693	9
Deferred income tax expense	364	143
Other	1,325	1,197
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(23,862)	1,310
Inventories	(33,160)	(9,702)
Prepaid expenses and other current assets	(6,885)	8,031
Accounts payable	13,496	7,049
Accrued interest expense	24,740	24,571
Other current liabilities	39,839	21,251
Other assets and liabilities	(1,057)	1,872
Net cash provided by operating activities	7,990	54,551

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,867)	—
Capital expenditures	(20,154)	(10,005)
Proceeds from sale of assets	1,208	2,279
Net cash used in investing activities	(32,813)	(7,726)

Cash flows from financing activities:
Distributions	(9,913)	(66,658)
Proceeds from issuance of long-term debt	23,580	25,626
Payments on long-term debt	(281)	(2,261)
Net reductions in short-term borrowings	(5,879)	(4,467)
Net additions to collateralized short-term borrowings	19,000	10,000
Cash paid for financing costs	(287)	(1,390)
Net cash provided by (used in) financing activities	26,220	(39,150)

Net change in cash and cash equivalents	1,397	7,675
Cash and cash equivalents - beginning of period	5,701	4,890
Cash and cash equivalents - end of period	$7,098	$12,565
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

•
Midstream operations consists of crude oil logistics and water solutions. Crude oil logistics primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Water solutions generates income primarily through the operation of salt water disposal wells in the Eagle Ford shale region of south Texas.

Due to seasonality, the results of operations for the three months ended October 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2018.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2017.

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

FASB Accounting Standard Update No. 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. We adopted ASU 2015-11 effective August 1, 2017. The adoption of this standard did not materially impact our consolidated financial statements.

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

FASB Accounting Standard Update No. 2017-12
In August 2017, the FASB issued ASU 2017-12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas, L.P. is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

C.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2017	July 31, 2017
Propane gas and related products	$79,196	$67,049
Crude oil	7,921	724
Appliances, parts and supplies	25,221	24,779
Inventories	$112,338	$92,552

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2017, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 119.3 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	October 31, 2017	July 31, 2017
Note receivable - Jamex, less current portion	$30,000	$32,500
Other	50,559	41,557
Other assets, net	$80,559	$74,057

Other current liabilities consist of the following:

	October 31, 2017	July 31, 2017
Accrued interest	$39,477	$14,737
Customer deposits and advances	42,599	25,541
Other	107,185	81,738
Other current liabilities	$189,261	$122,016

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2017	2016
Operating expense	$43,314	$41,810
Depreciation and amortization expense	1,112	1,026
Equipment lease expense	6,069	6,666
Total shipping and handling expenses	$50,495	$49,502

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2017	2016
Cash paid for:
Interest	$6,129	$5,630
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,232	$—
Change in accruals for property, plant and equipment additions	$140	$(189)

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2017	July 31, 2017
Accounts receivable pledged as collateral	$137,244	$109,407
Accounts receivable	46,318	47,346
Note receivable - Jamex, current portion	10,000	10,000
Other	294	307
Less: Allowance for doubtful accounts	(2,428)	(1,976)
Accounts and notes receivable, net	$191,428	$165,084

On April 28, 2017, Ferrellgas, L.P. entered into a fifth amendment to its accounts receivable securitization facility to modify the maximum consolidated leverage ratio covenant and the consolidated interest coverage ratio covenant.

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

The current maximum consolidated leverage covenant ratios are as follows:

Date	Maximum leverage ratio
October 31, 2017	7.75
January 31, 2018	7.75
April 30, 2018	7.75
July 31, 2018 & thereafter	5.50

Ferrellgas, L.P.'s consolidated leverage ratio was 7.57x as of October 31, 2017. See additional disclosure about Ferrellgas' financial covenants in Note E - Debt.

Consolidated interest coverage ratio

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas, L.P.'s secured credit facility and accounts receivable securitization facility.

The current minimum consolidated interest coverage ratios are as follows:

Date	Minimum consolidated interest coverage ratio
October 31, 2017	1.75
January 31, 2018	1.75
April 30, 2018	1.75
July 31, 2018 & thereafter	2.50

Ferrellgas L.P.'s consolidated interest coverage ratio was 1.93x as of October 31, 2017; the margin allows for approximately $12.1 million of additional interest expense or approximately $21.1 million less EBITDA. See additional disclosure about Ferrellgas' financial covenants in Note E - Debt.

At October 31, 2017, $137.2 million of trade accounts receivable were pledged as collateral against $88.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2017, $109.4 million of trade accounts receivable were pledged as collateral against $69.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2017, Ferrellgas, L.P. had received cash proceeds of $88.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2017, Ferrellgas, L.P. had received cash proceeds of $69.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.7% and 4.0% as of October 31, 2017 and July 31, 2017, respectively.

E.    Debt

Short-term borrowings

As of October 31, 2017, Ferrellgas, L.P. classified all of its secured credit facility borrowings as short-term because the facility matures in October 2018. Prior to October 31, 2017, Ferrellgas, L.P. classified as short-term the portion of its secured credit facility borrowings that were used to fund working capital needs that management intended to pay down within the 12 month period following the balance sheet date. As of October 31, 2017 and July 31, 2017, $263.2 million and $59.8 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

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

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the consolidated leverage ratio and consolidated interest coverage ratio covenants under the secured credit facility and accounts receivable securitization facility and in compliance with the covenants under the operating partnerships indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders. If Ferrellgas Partners does not make interest payments on its unsecured notes, that would constitute an event of default which would permit the acceleration of the obligations underlying the Ferrellgas Partners indenture, including all outstanding principal owed. The accelerated obligations would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If Ferrellgas, L.P.'s debt obligations are accelerated, Ferrellgas, L.P. may be unable to borrow sufficient funds to refinance debt in which case Ferrellgas Partners' unitholders and investors in our debt instruments could experience a partial or total loss of their investment.

A breach of the consolidated leverage ratio covenant or the consolidated interest coverage ratio covenant under the secured credit facility and the accounts receivable securitization facility would result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and would give the lenders and receivables purchasers the right to accelerate the operating partnership’s obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities. If the lenders and receivables purchasers accelerated the operating partnership's obligations, that would constitute an event of default which would permit the acceleration of the obligations underlying the Ferrellgas Partners indenture, including all outstanding principal owed. The accelerated obligations would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If Ferrellgas, L.P.'s debt obligations are accelerated, Ferrellgas, L.P. may be unable to borrow sufficient funds to refinance debt in which case Ferrellgas Partners unitholders and investors in our debt instruments could experience a partial or total loss of their investment.

Consolidated leverage ratio

The consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas, L.P.'s secured credit facility and accounts receivable securitization facility.

The current maximum consolidated leverage covenant ratios are as follows:

Date	Maximum leverage ratio
October 31, 2017	7.75
January 31, 2018	7.75
April 30, 2018	7.75
July 31, 2018 & thereafter	5.50

Ferrellgas, L.P.'s consolidated leverage ratio was 7.57x as of October 31, 2017; the margin allows for approximately $40.6 million of additional borrowing capacity or approximately $5.2 million less EBITDA. This covenant also restricts Ferrellgas L.P.'s ability to make payments to Ferrellgas Partners for purposes of funding distribution payments as discussed above.

Consolidated interest coverage ratio

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in Ferrellgas' secured credit facility and accounts receivable securitization facility.

The current minimum consolidated interest coverage ratios are as follows:

Date	Minimum consolidated interest coverage ratio
October 31, 2017	1.75
January 31, 2018	1.75
April 30, 2018	1.75
July 31, 2018 & thereafter	2.50

Ferrellgas L.P.'s consolidated interest coverage ratio was 1.93x at October 31, 2017; the margin allows for approximately $12.1 million of additional interest expense or approximately $21.1 million less EBITDA.

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

Failure to maintain compliance with these and other covenants in our agreements or failure to renew or replace liquidity available under the secured credit facility could have a material, adverse effect on Ferrellgas, L.P.'s operating capacity and cash flows and could further restrict Ferrellgas, L.P.'s ability to incur debt, pay interest on the notes or to make cash distributions to its limited and general partners, which could result in an event of default that would permit the acceleration of all of Ferrellgas, L.P.'s indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of Ferrellgas, L.P.'s debt is accelerated, Ferrellgas, L.P.'s assets may be insufficient to repay such debt in full and Ferrellgas, L.P. may be unable to borrow sufficient funds to refinance debt, in which case the limited and general partners and investors in our debt instruments could experience a partial or total loss of their investment.

As a result of the October 2018 maturity date of Ferrellgas, L.P.'s secured credit facility, the entire balance outstanding at October 31, 2017 has been classified as a current liability in the condensed consolidated balance sheet as of October 31, 2017. The absence of a plan to renew or refinance this debt would raise substantial doubt about Ferrellgas, L.P.'s ability to continue as a going concern. Ferrellgas, L.P. is working to renew or replace the secured credit facility. Potential options may include extending the current secured credit facility, entering into a new secured credit facility or securing alternative financing from a different source. Ferrellgas, L.P. believes it is probable that it will be able to obtain sufficient capital to meet anticipated liquidity demands and, therefore, does not believe there is substantial doubt about our ability to continue as a going concern.

Secured credit facility

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

As of October 31, 2017, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $263.2 million, all of which was classified as short-term. Ferrellgas, L.P. had $139.8 million of capacity under the secured credit facility as of October 31, 2017. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to $40.6 million as of October 31, 2017. As of July 31, 2017, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $245.5 million, of which $185.7 million was classified as long-term debt. Ferrellgas, L.P. had $190.3 million of capacity under our secured credit facility as of July 31, 2017. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to $67.5 million as of July 31, 2017. Borrowings outstanding at October 31, 2017 and July 31, 2017 under the secured credit facility had weighted average interest rates of 5.9% and 6.0%, respectively.

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

Letters of credit outstanding at October 31, 2017 totaled $172.0 million and were used to secure commodity hedges, product purchases, and insurance arrangements. Letters of credit outstanding at July 31, 2017 totaled $139.2 million and were used to secure commodity hedges, product purchases, and insurance arrangements. At October 31, 2017, Ferrellgas, L.P. had remaining letter of credit capacity of $28.0 million. At July 31, 2017 Ferrellgas, L.P. had remaining letter of credit capacity of $60.8 million.

F.  Partners’ deficit

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended October 31,
	2017	2016
Ferrellgas Partners	$9,813	$66,145
General partner	100	513
	$9,913	$66,658

On November 16, 2017, Ferrellgas, L.P. declared distributions for the three months ended October 31, 2017 to Ferrellgas Partners and the general partner of $25.2 million and $0.3 million, respectively, which are expected to be paid on December 15, 2017.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2017 and 2016.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2017, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the three months ended October 31, 2016, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2017 and July 31, 2017:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$298	$—	$298
Commodity derivatives	$—	$35,000	$—	$35,000
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(984)	$—	$(984)
Commodity derivatives	$—	$(3,464)	$—	$(3,464)

July 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$583	$—	$583
Commodity derivatives	$—	$16,212	$—	$16,212
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(707)	$—	$(707)
Commodity derivatives	$—	$(1,258)	$—	$(1,258)

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

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the Jamex note receivable, a financial instrument classified in "Other assets, net" on the condensed consolidated balance sheet, is approximately $36.4 million, or $3.8 million less than its carrying amount as of October 31, 2017. The estimated fair value of the Jamex note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At October 31, 2017 and July 31, 2017, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,386.6 million and $1,645.3 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activities

During the three months ended October 31, 2017 and 2016, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of October 31, 2017 and July 31, 2017:

	October 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$25,938	Other current liabilities	$1,209
Commodity derivatives-propane	Other assets, net	8,789	Other liabilities	284
Interest rate swap agreements	Prepaid expenses and other current assets	298	Other current liabilities	284
Interest rate swap agreements	Other assets, net	—	Other liabilities	700
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	273	Other current liabilities	1,971
	Total	$35,298	Total	$4,448

	July 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$11,061	Other current liabilities	$415
Commodity derivatives	Other assets, net	4,413	Other liabilities	15
Interest rate swap agreements	Prepaid expenses and other current assets	583	Other current liabilities	595
Interest rate swap agreements	Other assets, net	—	Other liabilities	112
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	738	Other current liabilities	828
	Total	$16,795	Total	$1,965

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2017 and July 31, 2017, respectively:

	October 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$3,723	Other current liabilities	$19,696
	Other assets, net	1,461	Other liabilities	5,945
		$5,184		$25,641

	July 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$1,778	Other current liabilities	$7,729
	Other assets, net	1,631	Other liabilities	3,073
		$3,409		$10,802

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three months ended October 31, 2017 and 2016 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2017	2016	2017	2016
Interest rate swap agreements	Interest expense	$138	$420	$(2,275)	$(2,275)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2017 and 2016 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$22,323	Cost of sales-propane and other gas liquids sales	$4,132	$—
Interest rate swap agreements	126	Interest expense	(183)	—
	$22,449		$3,949	$—

	For the three months ended October 31, 2016
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$4,873	Cost of sales-propane and other gas liquids sales	$(3,596)	$—
Interest rate swap agreements	265	Interest expense	(642)	—
	$5,138		$(4,238)	$—

The following tables provide a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of operations for the three months ended October 31, 2017 and 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended October 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,390)	Cost of sales - midstream operations

	For the three months ended October 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,241)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,027	Operating expense

The changes in derivatives included in AOCI for the three months ended October 31, 2017 and 2016 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2017	2016
Beginning balance	$14,648	$(9,815)
Change in value of risk management commodity derivatives	22,323	4,873
Reclassification of (gains) and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(4,132)	3,596
Change in value of risk management interest rate derivatives	126	265
Reclassification of (gains) and losses on interest rate hedges to interest expense	183	642
Ending balance	$33,148	$(439)

Ferrellgas, L.P. expects to reclassify net gains related to the risk management commodity derivatives of approximately $24.7 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2017 and 2016, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2017, Ferrellgas, L.P. had financial derivative contracts covering 3.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

As of October 31, 2017, Ferrellgas, L.P. financial derivative contracts covering 0.3 million barrels of crude oil related to the hedging of crude oil line fill and inventory.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2017, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is $33.3 million.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2017.

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

	For the three months ended October 31,
	2017	2016
Operating expense	$57,351	$55,714

General and administrative expense	$7,508	$8,583

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

Ferrellgas, L.P. has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas, L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We have filed a petition for a writ of certiorari with the U.S. Supreme Court. The direct customer plaintiffs have agreed to a stay of the case pending a decision on the petition and, if granted, the appeal. An appeal by the indirect customer plaintiffs remains pending. Ferrellgas, L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

Ferrellgas, L.P. and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas, L.P. transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas. Ferrellgas, L.P. believes that Ferrellgas, L.P. and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas, L.P. believes that the amount of such damage claims, if ultimately owed to Eddystone, could be material to Ferrellgas, L.P. Ferrellgas, L.P. intends to vigorously defend this claim. The lawsuit is in its early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, Ferrellgas, L.P. filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party

Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. The Third-Party Defendants have filed motions to dismiss the third-party complaint for alleged lack of personal jurisdiction, failure to state claim, and forum non-conveniens. Ferrellgas, L.P. is vigorously opposing these motions.

K.    Segment reporting

Ferrellgas, L.P. has two primary operations that result in two reportable operating segments: propane operations and related equipment sales and midstream operations.

Until April 2017, Ferrellgas, L.P. utilized a structure that included two reportable segments which included propane operations and related equipment sales segment and the midstream operations - crude oil logistics segment. The results from midstream operations - water solutions segment were reported within Corporate and other. As a result of a change in the way management is evaluating results and allocating resources, results of the water solutions business are now included in the Midstream operations segment for all periods presented.

Following is a summary of segment information for the three months ended October 31, 2017 and 2016:

	Three months ended October 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$333,895	$120,760	$—	$454,655
Direct costs (1)	303,329	113,901	11,209	428,439
Adjusted EBITDA	$30,566	$6,859	$(11,209)	$26,216

	Three months ended October 31, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$271,498	$108,044	$—	$379,542
Direct costs (1)	237,014	102,773	10,736	350,523
Adjusted EBITDA	$34,484	$5,271	$(10,736)	$29,019

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

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net earnings (loss):

	Three months ended October 31,
	2017	2016
Net loss	$(39,699)	$(39,440)
Income tax expense (benefit)	371	(591)
Interest expense	32,196	31,398
Depreciation and amortization expense	25,732	26,202
EBITDA	18,600	17,569
Non-cash employee stock ownership plan compensation charge	3,962	3,754
Non-cash stock-based compensation charge	—	1,881
Loss on asset sales and disposal	895	6,423
Other income, net	(511)	(508)
Severance costs	1,663	1,469
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	1,607	(1,569)
Adjusted EBITDA	$26,216	$29,019

Following are total assets by segment:

Assets	October 31, 2017	July 31, 2017
Propane operations and related equipment sales	$1,292,686	$1,194,905
Midstream operations	397,653	399,356
Corporate and unallocated	14,600	15,687
Total consolidated assets	$1,704,939	$1,609,948

Following are capital expenditures by segment:

	Three months ended October 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$8,351	$3	$239	$8,593
Growth	9,688	664	—	10,352
Total	$18,039	$667	$239	$18,945

	Three months ended October 31, 2016
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$1,831	$127	$1,306	$3,264
Growth	5,414	—	—	5,414
Total	$7,245	$127	$1,306	$8,678

L.  Guarantor financial information

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of October 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,852	$1	$245	$—	$—	$7,098
Accounts and notes receivable	(2,343)	—	60,692	133,079	—	191,428
Intercompany receivables	40,190	—	—	—	(40,190)	—
Inventories	90,812	—	21,526	—	—	112,338
Prepaid expenses and other current assets	61,140	—	6,909	6	—	68,055
Total current assets	196,651	1	89,372	133,085	(40,190)	378,919

Property, plant and equipment, net	547,489	—	191,240	—	—	738,729
Goodwill	246,098	—	10,005	—	—	256,103
Intangible assets, net	131,322	—	119,307	—	—	250,629
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	(48,341)	—	—	—	48,341	—
Other assets, net	39,918	—	40,136	505	—	80,559
Total assets	$1,563,137	$1	$450,060	$133,590	$(441,849)	$1,704,939

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$56,610	$—	$42,167	$421	$—	$99,198
Short-term borrowings	263,200	—	—	—	—	263,200
Collateralized note payable	—	—	—	88,000	—	88,000
Intercompany payables	—	—	42,952	(2,762)	(40,190)	—
Other current liabilities	182,794	—	6,238	229	—	189,261
Total current liabilities	502,604	—	91,357	85,888	(40,190)	639,659

Long-term debt	1,464,344	—	450,085	—	(450,000)	1,464,429
Other liabilities	30,137	—	4,662	—	—	34,799
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(467,212)	1	(96,044)	47,702	48,341	(467,212)
Accumulated other comprehensive income	33,264	—	—	—	—	33,264
Total partners' capital (deficit)	(433,948)	1	(96,044)	47,702	48,341	(433,948)
Total liabilities and partners' capital (deficit)	$1,563,137	$1	$450,060	$133,590	$(441,849)	$1,704,939

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended October 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$302,117	$—	$641	$—	$—	$302,758
Midstream operations	—	—	120,760	—	—	120,760
Other	16,677	—	14,460	—	—	31,137
Total revenues	318,794	—	135,861	—	—	454,655

Costs and expenses:
Cost of sales - propane and other gas liquids sales	178,819	—	696	—	—	179,515
Cost of sales - midstream operations	—	—	108,125	—	—	108,125
Cost of sales - other	2,709	—	10,993	—	—	13,702
Operating expense	101,232	—	9,263	1,182	(1,215)	110,462
Depreciation and amortization expense	18,347	—	7,313	72	—	25,732
General and administrative expense	10,755	2	2,407	—	—	13,164
Equipment lease expense	6,648	—	93	—	—	6,741
Non-cash employee stock ownership plan compensation charge	3,962	—	—	—	—	3,962
Loss on asset sales and disposal	908	—	(13)	—	—	895

Operating income (loss)	(4,586)	(2)	(3,016)	(1,254)	1,215	(7,643)

Interest expense	(20,394)	—	(11,185)	(617)	—	(32,196)
Other income (expense), net	215	—	296	1,215	(1,215)	511

Loss before income taxes	(24,765)	(2)	(13,905)	(656)	—	(39,328)

Income tax (benefit) expense	(10)	—	381	—	—	371
Equity in earnings (loss) of subsidiary	(14,944)	—	—	—	14,944	—

Net earnings (loss)	(39,699)	(2)	(14,286)	(656)	14,944	(39,699)

Other comprehensive loss	18,500	—	—	—	—	18,500

Comprehensive income (loss)	$(21,199)	$(2)	$(14,286)	$(656)	$14,944	$(21,199)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended October 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$242,399	$—	$—	$—	$—	$242,399
Midstream operations	—	—	108,044	—	—	108,044
Other	17,326	—	11,773	—	—	29,099
Total revenues	259,725	—	119,817	—	—	379,542

Costs and expenses:
Cost of sales - propane and other gas liquids sales	119,212	—	—	—	—	119,212
Cost of sales - midstream operations	—	—	94,642	—	—	94,642
Cost of sales - other	2,430	—	9,316	—	—	11,746
Operating expense	97,655	—	10,246	(2,105)	(710)	105,086
Depreciation and amortization expense	18,277	—	7,872	53	—	26,202
General and administrative expense	12,863	2	1,404	—	—	14,269
Equipment lease expense	7,210	—	139	—	—	7,349
Non-cash employee stock ownership plan compensation charge	3,754	—	—	—	—	3,754
Loss on asset sales and disposal	1,447	—	4,976	—	—	6,423

Operating income (loss)	(3,123)	(2)	(8,778)	2,052	710	(9,141)

Interest expense	(20,352)	—	(10,673)	(370)	(3)	(31,398)
Other income (expense), net	(47)	—	555	707	(707)	508

Earnings (loss) before income taxes	(23,522)	(2)	(18,896)	2,389	—	(40,031)

Income tax benefit	(29)	—	(562)	—	—	(591)
Equity in earnings (loss) of subsidiary	(15,947)	—	—	—	15,947	—

Net earnings (loss)	(39,440)	(2)	(18,334)	2,389	15,947	(39,440)

Other comprehensive income	9,376	—	—	—	—	9,376

Comprehensive income (loss)	$(30,064)	$(2)	$(18,334)	$2,389	$15,947	$(30,064)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended October 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$23,305	$(2)	$(22,294)	$25,981	$(19,000)	$7,990

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,867)	—	—	—	—	(13,867)
Capital expenditures	(19,429)	—	(725)	—	—	(20,154)
Proceeds from sale of assets	1,208	—	—	—	—	1,208
Cash collected for purchase of interest in accounts receivable	—	—	—	203,291	(203,291)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(222,291)	222,291	—
Net changes in advances with consolidated entities	3,088	—	—	—	(3,088)	—
Net cash used in investing activities	(29,000)	—	(725)	(19,000)	15,912	(32,813)

Cash flows from financing activities:
Distributions	(9,913)	—	—	—	—	(9,913)
Proceeds from issuance of long-term debt	23,580	—	—	—	—	23,580
Payments on long-term debt	(281)	—	—	—	—	(281)
Net reductions in short-term borrowings	(5,879)	—	—	—	—	(5,879)
Net additions to collateralized short-term borrowings	—	—	—	19,000	—	19,000
Net changes in advances with parent	—	2	22,891	(25,981)	3,088	—
Cash paid for financing costs	(287)	—	—	—	—	(287)
Net cash provided by (used in) financing activities	7,220	2	22,891	(6,981)	3,088	26,220

Increase (decrease) in cash and cash equivalents	1,525	—	(128)	—	—	1,397
Cash and cash equivalents - beginning of period	5,327	1	373	—	—	5,701
Cash and cash equivalents - end of period	$6,852	$1	$245	$—	$—	$7,098

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended October 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$79,220	$(2)	$(15,354)	$687	$(10,000)	$54,551

Cash flows from investing activities:
Capital expenditures	(10,000)	—	(5)	—	—	(10,005)
Proceeds from sale of assets	2,279	—	—	—	—	2,279
Cash collected for purchase of interest in accounts receivable	—	—	—	183,939	(183,939)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(193,939)	193,939	—
Net changes in advances with consolidated entities	(14,453)	—	—	—	14,453	—
Net cash provided by (used in) investing activities	(22,174)	—	(5)	(10,000)	24,453	(7,726)

Cash flows from financing activities:
Distributions	(66,658)	—	—	—	—	(66,658)
Proceeds from issuance of long-term debt	25,626	—	—	—	—	25,626
Payments on long-term debt	(2,261)	—	—	—	—	(2,261)
Net reductions in short-term borrowings	(4,467)	—	—	—	—	(4,467)
Net additions to collateralized short-term borrowings	—	—	—	10,000	—	10,000
Net changes in advances with parent	—	2	15,138	(687)	(14,453)	—
Cash paid for financing costs	(1,390)	—	—	—	—	(1,390)
Net cash provided by (used in) financing activities	(49,150)	2	15,138	9,313	(14,453)	(39,150)

Increase (decrease) in cash and cash equivalents	7,896	—	(221)	—	—	7,675
Cash and cash equivalents - beginning of period	4,472	1	417	—	—	4,890
Cash and cash equivalents - end of period	$12,368	$1	$196	$—	$—	$12,565

M.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas L.P.'s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2017	July 31, 2017
ASSETS
Cash	$1,100	$1,100
Other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	67,386	67,336
Accumulated deficit	(67,286)	(65,736)
Total stockholder's equity	$1,100	$2,600
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended October 31,
	2017	2016

General and administrative expense	$1,550	$1,550

Net loss	$(1,550)	$(1,550)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,550)	$(1,550)
Changes in operating assets and liabilities:
Other current assets	1,500	1,500
Cash used in operating activities	(50)	(50)

Cash flows from financing activities:
Capital contribution	50	50
Cash provided by financing activities	50	50

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
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

The indentures governing the senior notes agreements contains various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of October 31, 2017, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

•	Ferrellgas Partners repurchased common units in fiscal 2017.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	Ferrellgas' ability to refinance or replace its secured credit facility;

•	the effect of weather conditions on the demand for propane;

•	the prices of wholesale propane, motor fuel and crude oil;

•	disruptions to the supply of propane;

•	competition from other industry participants and other energy sources;

•	energy efficiency and technology advances;

•	the termination or non-renewal of certain arrangements or agreements;

•	adverse changes in our relationships with our national tank exchange customers;

•	significant delays in the collection of, or uncollectibility of, accounts or notes receivable;

•	customer, counterparty, supplier or vendor defaults;

•	changes in demand for, and production of, hydrocarbon products;

•	capacity overbuild of midstream energy infrastructure in our midstream operational areas;

•	disruptions to railroad operations on the railroads we use;

•	increased trucking and rail regulations;

•	cost increases that exceed contractual rate increases for our logistics services;

•	inherent operating and litigation risks in gathering, transporting, handling and storing propane and crude oil;

•	our inability to complete acquisitions or to successfully integrate acquired operations;

•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;

•	the impact of pending and future legal proceedings;

•	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber attack;

•	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;

•	economic and political instability, particularly in areas of the world tied to the energy industry; and

•	disruptions in the capital and credit markets.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2017. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

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

Before a restricted payment (as defined in the secured credit facility and the operating partnership indentures) can be made by the operating partnership, the operating partnership must be in compliance with the consolidated leverage ratio and consolidated interest coverage ratio covenants under the secured credit facility and accounts receivable securitization facility and in compliance with the covenants under the operating partnership's indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make semi-annual interest payments on its $357.0 million 8.625% unsecured senior notes due 2020 or distributions to Ferrellgas Partners common unitholders. If Ferrellgas Partners does not make interest payments on its unsecured notes, that would constitute an event of default which would permit the acceleration of the obligations underlying the Ferrellgas Partners indenture, including all outstanding principal owed. The accelerated obligations would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If Ferrellgas' debt obligations are accelerated, Ferrellgas may be unable to borrow sufficient funds to refinance debt in which case unitholders and investors in our debt instruments could experience a partial or total loss of their investment.

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

A breach of the consolidated leverage ratio covenant or the consolidated interest coverage ratio covenant under the secured credit facility and the accounts receivable securitization facility would result in an event of default under those facilities resulting in the operating partnership’s inability to obtain funds under those facilities and would give the lenders and receivables purchasers the right to accelerate the operating partnership’s obligations under those facilities and to exercise remedies to collect the outstanding amounts under those facilities. If the lenders and receivables purchasers accelerated the operating partnership's obligations, that would constitute an event of default which would permit the acceleration of the obligations underlying the Ferrellgas Partners indenture, including all outstanding principal owed. The accelerated obligations would become immediately due and payable, which would in turn trigger cross acceleration of other debt. If our debt obligations are accelerated, we may be unable to borrow sufficient funds to refinance debt in which case unitholders and investors in our debt instruments could experience a partial or total loss of their investment.

Consolidated leverage ratio

Our consolidated leverage ratio is defined as the ratio of total debt of the operating partnership to trailing four quarters EBITDA (both as adjusted for certain, defined items) of the operating partnership, as detailed in our secured credit facility and our accounts receivable securitization facility.

The current maximum consolidated leverage covenant ratios are as follows:

Date	Maximum leverage ratio
October 31, 2017	7.75
January 31, 2018	7.75
April 30, 2018	7.75
July 31, 2018 & thereafter	5.50

Our consolidated leverage ratio was 7.57x as of October 31, 2017; the margin allows for approximately $40.6 million of additional borrowing capacity or approximately $5.2 million less EBITDA. This covenant also restricts the operating partnership's ability to make payments to Ferrellgas Partners for purposes of funding quarterly common unit distributions as discussed above.

Consolidated interest coverage ratio

The consolidated interest coverage ratio is defined as the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership, as detailed in our secured credit facility and accounts receivable securitization facility.

The current minimum consolidated interest coverage ratios are as follows:

Date	Minimum consolidated interest coverage ratio
October 31, 2017	1.75
January 31, 2018	1.75
April 30, 2018	1.75
July 31, 2018 & thereafter	2.50

Our consolidated interest ratio was 1.93x as of October 31, 2017; the margin allows for approximately $12.1 million of additional interest expense or approximately $21.1 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows us to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of October 31, 2017, the ratio was 1.44x. As a result, the $9.8 million distribution to be paid to common unitholders on December 15, 2017 will be taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deduction taken as a result of the distribution paid in September 2017, leaves $30.4 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

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

Failure to maintain compliance with these and other covenants in our agreements or failure to renew or replace liquidity available under the secured credit facility could have a material, adverse effect on our operating capacity and cash flows and could further restrict our ability to incur debt, pay interest on the notes or to make cash distributions to unitholders. An inability to pay interest on the notes could result in an event of default that would permit the acceleration of all of our indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full and we may be unable to borrow sufficient funds to refinance debt, in which case investors in common units and our debt instruments could experience a partial or total loss of their investment.

As a result of the October 2018 maturity date of Ferrellgas' secured credit facility, the entire balance outstanding at October 31, 2017 has been classified as a current liability in the condensed consolidated balance sheet as of October 31, 2017. The absence of a plan to renew or refinance this debt would raise substantial doubt about Ferrellgas' ability to continue as a going concern. Ferrellgas is working to renew or replace the secured credit facility. Potential options may include extending the current secured credit facility, entering into a new secured credit facility or securing alternative financing from a different source. Ferrellgas believes it is probable that it will be able to obtain sufficient capital to meet anticipated liquidity demands and, therefore, does not believe there is substantial doubt about our ability to continue as a going concern.

Distributions

On November 16, 2017 the board of directors of our general partner announced a quarterly distribution of $0.10, payable on December 15, 2017, to all unitholders of record as of December 8, 2017, which equates to an annual distribution rate of $0.40. On September 14, 2017, June 14, 2017, March 10, 2017, and on December 15, 2016, we also paid a quarterly distribution of $0.10.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2018 and 2019 sales commitments and, as of October 31, 2017, have experienced net mark to market gains of approximately $33.2 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2017, we estimate 67% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

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

Summary Discussion of Results of Operations:

For the three months ended October 31, 2017 and 2016

During the three months ended October 31, 2017, we generated net loss attributable to Ferrellgas Partners L.P. of $47.9 million, compared to $43.1 million during the three months ended October 31, 2016.

Our propane operations and related equipment sales segment generated operating income of $11.2 million during the three months ended October 31, 2017, compared to $16.5 million during the three months ended October 31, 2016. Due to the seasonal nature of demand for propane, sales volumes of our propane operations and related equipment sales segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The primary reason for the decrease in operating income was the increase in operating expenses related to the increase in sales volumes.

Our midstream operations segment generated an operating loss of $2.8 million during the three months ended October 31, 2017 compared to $7.5 million of operating loss during the three months ended October 31, 2016. This decline in operating loss is due to a $5.0 million loss on disposal of assets recognized in fiscal 2017 that was not repeated in fiscal 2018 and a $3.8 million increase in crude oil and other logistics gross margin, partially offset by a $4.8 million decrease in gross margin from crude oil sales.

Corporate operations recognized an operating loss of $16.1 million during the three months ended October 31, 2017, compared to an operating loss of $18.1 million recognized during the three months ended October 31, 2016, primarily due to $1.9 million of non-cash stock based compensation charges and $1.0 million in severance charges both incurred in fiscal 2017 that were not repeated in fiscal 2018.

“Interest expense” for Ferrellgas increased $5.4 million primarily due to a higher interest rate incurred by Ferrellgas Partners on the $175.0 million of debt issued in January 2017, compared to interest rates incurred for borrowings under the secured credit facility, as well as increased rates on the secured credit facility.

Distributable cash flow attributable to equity investors of $(19.3) million in the current period decreased from $(6.2) million in the prior period primarily due to a $5.4 million increase in maintenance capital expenditures, a $4.4 million increase in net cash interest expense and a $3.9 million decrease in Adjusted EBITDA from our propane operations and related equipment sales segment. The increase in maintenance capital expenditures was primarily for the purchase of new propane delivery trucks.

Distributable cash flow shortage decreased to $28.7 million in the current period from $55.9 million in the prior period, primarily due to a $40.1 million decrease in distributions paid to common unitholders, partially offset by a $5.4 million increase in maintenance capital expenditures, a $4.4 million increase in net cash interest expense and a $3.9 million decrease in Adjusted EBITDA from our propane operations and related equipment sales segment.

Consolidated Results of Operations

	Three months ended October 31,
(amounts in thousands)	2017	2016
Total revenues	$454,655	$379,542

Total cost of sales	301,342	225,600

Operating expense	110,462	105,086
Depreciation and amortization expense	25,732	26,202
General and administrative expense	13,164	14,269
Equipment lease expense	6,741	7,349
Non-cash employment stock ownership plan compensation charge	3,962	3,754
Loss on asset sales and disposal	895	6,423
Operating loss	(7,643)	(9,141)
Interest expense	(40,807)	(35,428)
Other income, net	511	508
Loss before income taxes	(47,939)	(44,061)
Income tax expense (benefit)	377	(590)
Net loss	(48,316)	(43,471)
Net loss attributable to noncontrolling interest	(401)	(398)
Net loss attributable to Ferrellgas Partners, L.P.	(47,915)	(43,073)
Less: General partner's interest in net loss	(479)	(431)
Common unitholders' interest in net loss	$(47,436)	$(42,642)

Non-GAAP Financial Measures

In this Quarterly Report we present three primary non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, and Distributable cash flow attributable to common unitholders.

Adjusted EBITDA. Adjusted EBITDA is calculated as net loss attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on asset sales and disposals, other income, net, severance costs, unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments, and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Equity Investors. Distributable cash flow attributable to equity investors is calculated as Adjusted EBITDA minus net cash interest expense, maintenance capital expenditures and cash paid for taxes, plus proceeds from asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table summarizes EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors and Distributable cash flow attributable to common unitholders for the three months ended October 31, 2017 and 2016, respectively:

	Three months ended October 31,
(amounts in thousands)	2017	2016
Net loss attributable to Ferrellgas Partners, L.P.	$(47,915)	$(43,073)
Income tax expense (benefit)	377	(590)
Interest expense	40,807	35,428
Depreciation and amortization expense	25,732	26,202
EBITDA	19,001	17,967
Non-cash employee stock ownership plan compensation charge	3,962	3,754
Non-cash stock-based compensation charge	—	1,881
Loss on asset sales and disposals	895	6,423
Other income, net	(511)	(508)
Severance costs	1,663	1,469
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	1,607	(1,569)
Net loss attributable to noncontrolling interest	(401)	(398)
Adjusted EBITDA	26,216	29,019
Net cash interest expense (a)	(38,057)	(33,618)
Maintenance capital expenditures (b)	(8,704)	(3,322)
Cash paid for taxes	(6)	(1)
Proceeds from asset sales	1,208	1,720
Distributable cash flow attributable to equity investors	(19,343)	(6,202)
Distributable cash flow attributable to general partner and non-controlling interest	(387)	(124)
Distributable cash flow attributable to common unitholders	(18,956)	(6,078)
Less: Distributions paid to common unitholders	9,715	49,791
Distributable cash flow shortage (c)	$(28,671)	$(55,869)

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

Segment Operating Results for the three months ended October 31, 2017 and 2016

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)
Three months ended October 31,	2017	2016	Increase (Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	119,294	111,188	8,106	7%
Wholesale - Sales to Resellers	53,429	51,990	1,439	3%
	172,723	163,178	9,545	6%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$183,794	$148,617	$35,177	24%
Wholesale - Sales to Resellers	98,429	84,219	14,210	17%
Other Gas Sales (a)	20,535	9,563	10,972	115%
Other (b)	31,137	29,099	2,038	7%
Propane and related equipment revenues	$333,895	$271,498	$62,397	23%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$78,431	$81,385	$(2,954)	(4)%
Wholesale - Sales to Resellers (a)	44,812	41,802	3,010	7%
Other (b)	17,435	17,353	82	—%
Propane and related equipment gross margin	140,678	140,540	138	—%
Operating, general and administrative expense (d)	104,265	97,859	6,406	7%
Equipment lease expense	6,205	6,573	(368)	(6)%

Operating income	11,212	16,528	(5,316)	(32)%
Depreciation and amortization expense	18,088	18,133	(45)	—%
Loss on asset sales and disposals	908	1,447	(539)	(37)%
Severance costs	358	253	105	42%
Unrealized (non-cash) gains on changes in fair value of derivatives not designated as hedging instruments	—	(1,877)	1,877	100%
Adjusted EBITDA	$30,566	$34,484	$(3,918)	(11)%

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

Propane sales volumes during the three months ended October 31, 2017 increased 6% or 9.5 million gallons, from that of the prior year period due to 8.1 million and 1.4 million of increased gallon sales to retail and wholesale customers, respectively. Retail gallons increased due to efforts to increase market share and wholesale gallons increased primarily due to increased tank exchange volumes resulting primarily from efforts to increase market share and increases in hurricane affected regions.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended October 31, 2017 averaged 69% and 78% greater than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.86 and $0.51 per gallon during the three months ended October 31, 2017 and 2016, respectively, while the wholesale market price at Conway, Kansas averaged $0.82 and $0.46 per gallon during the three months ended October 31, 2017 and 2016, respectively.

Revenues

Retail sales increased $35.2 million compared to the prior period. This increase resulted primarily from a $24.3 million increase in sales price per gallon and $10.9 million from increased sales volumes, both as discussed above.

Wholesale sales increased $14.2 million compared to the prior period. This increase resulted primarily from an $10.9 million increase in sales price per gallon and $3.3 million from increased sales volumes, both as discussed above.

Other gas sales increased $11.0 million compared to the prior year period primarily due to increased sales price per gallon, as discussed above.

Other revenues increased $2.0 million compared to the prior year period, primarily due to an increase in the sales of certain lower margin equipment.

Gross margin - Propane and other gas liquids sales

Gross margin remained relatively flat compared to the prior year period as the $3.0 million increase from wholesale sales was offset by the $3.0 million decrease from retail sales. This increase in wholesale gross margin relates primarily to increased volumes and margins resulting from efforts to increase market share and increases in hurricane affected regions. This decrease in retail gross margin primarily relates to decreased margins consistent with the recent increase in the wholesale cost of propane.

Operating income

Operating income decreased $5.3 million primarily due to a $6.4 million increase in "Operating, general and administrative expense." "Operating, general and administrative expense" increased primarily due to a $1.9 million increase in personnel costs and a $1.8 million increase in vehicle fuel costs, both related to the increase in gallons sold as discussed above, a $2.7 million increase in general liability and workers compensation costs, and a $0.6 million increase in bad debt expense, partially offset by a $1.0 million decrease in plant and office expense.

Adjusted EBITDA

Adjusted EBITDA decreased $3.9 million primarily due to a $4.4 million increase in "Operating, general and administrative expense." "Operating, general and administrative expense" increased primarily due to a $2.7 million increase in general liability and workers compensation costs, a $1.8 million increase in personnel costs related to the increase in gallons sold as discussed above, and a $0.6 million increase in bad debt expense, partially offset by a $1.0 million decrease in plant and office expense.

Midstream operations

The following table summarizes the volume of product hauled, sold and processed, as well as Adjusted EBITDA results of our midstream operations segment for the periods indicated:

(amounts in thousands)
Three months ended October 31,	2017	2016	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	12,150	11,264	886	8%
Crude oil sold	1,829	1,792	37	2%
Salt water volume processed	4,940	3,703	1,237	33%

Revenues -
Crude oil and other logistics	$17,341	$21,130	$(3,789)	(18)%
Crude oil sales	99,019	84,687	14,332	17%
Other	4,400	2,227	2,173	98%
	$120,760	$108,044	$12,716	12%

Gross margin - (a)
Crude oil and other logistics	$10,956	$7,165	$3,791	53%
Crude oil sales	649	5,403	(4,754)	(88)%
Other	1,030	834	196	24%
	12,635	13,402	(767)	(6)%

Operating, general, and administrative expenses (b)	8,604	8,537	67	1%
Equipment lease expense	84	129	(45)	(35)%

Operating loss	(2,754)	(7,547)	4,793	(64)%
Depreciation and amortization expense	6,714	7,307	(593)	(8)%
Loss (gain) on asset sales and disposals	(13)	4,976	(4,989)	(100)%
Severance costs	1,305	227	1,078	475%
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	1,607	308	1,299	NM
Adjusted EBITDA	$6,859	$5,271	$1,588	30%

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

Crude oil hauled during the three months ended October 31, 2017 increased 8%, or 0.9 million barrels, from that of the prior period primarily due to increased short haul trucking volumes.

Revenues

Crude oil sales increased 17% or $14.3 million compared to the prior period, while crude oil and other logistics revenue decreased 18% or $3.8 million. The increase in crude oil sales reflects a $12.6 million increase related to the increase in the market price of crude oil. The decrease in crude oil and other logistics revenues reflects the prior period revenues related to the Jamex settlement of $4.3 million not recurring in the current period.

Gross margin

Gross margin decreased 6% or $0.8 million compared to the prior period, primarily due to a $4.8 million decrease related to crude oil sales, partially offset by a $3.8 million increase related to crude oil and other logistics hauling. Crude oil sales gross margin decreased due to smaller margins on contracted physical crude deals from market conditions in the Niobrara region and an increased mark to market loss of $1.3 million compared to the prior period. Crude oil and other logistics gross margin increased primarily due to the benefits from the cessation of barge operations related to the Jamex TLA.

Operating loss

Operating loss decreased by $4.8 million during the three months ended October 31, 2017 as compared to the three months ended October 31, 2016. This reduction in operating loss was due to a $5.0 million "Loss on asset sales and disposals" in the prior year related to our water solutions operations that was not repeated in the current period and a $3.8 million increase in crude oil and other logistics gross margin, as discussed above, partially offset by a $4.8 million decrease in gross margin related to crude oil sales, as discussed above. Operating, general and administrative costs increased $0.1 million due to a $1.1 million increase in severance costs, partially offset by a $0.6 million decrease in personnel costs.

Adjusted EBITDA

Adjusted EBITDA increased $1.6 million primarily due to a $3.8 million increase in crude oil and other logistics gross margin, as discussed above, and a $1.0 million decrease in operating, general and administrative expenses, partially offset by $3.5 million decrease in gross margin related to crude oil sales. Operating, general and administrative expenses decreased due to a $0.6 million decrease in personnel costs and a $0.4 million decrease in plant, office and other costs.

Corporate

The following table summarizes the financial results of our corporate operations for the periods indicated:

(amounts in thousands)
Three months ended October 31,	2017	2016	Increase (Decrease)

Operating, general and administrative expense (a)	$10,757	$12,959	$(2,202)	(17)%
Equipment lease expense	452	647	(195)	(30)%

Operating loss	(16,101)	(18,122)	2,021	11%
Depreciation and amortization expense	930	762	168	22%
Non-cash employee stock ownership plan compensation charge	3,962	3,754	208	6%
Non-cash stock based compensation charge	—	1,881	(1,881)	(100)%
Severance costs	—	989	(989)	(100)%
Adjusted EBITDA	$(11,209)	$(10,736)	$(473)	(4)%

(a) Some general and administrative expenses have been allocated to other segments.

Operating loss

Corporate recognized an operating loss of $16.1 million during the three months ended October 31, 2017, compared to an operating loss of $18.1 million recognized during the three months ended October 31, 2016. This decrease in operating loss is primarily due to $1.9 million of decreased non-cash stock based compensation charges and $1.0 million in severance charges incurred in fiscal 2017 that were not repeated in fiscal 2018.

Adjusted EBITDA

The Adjusted EBITDA loss within "Corporate" increased by $0.5 million primarily due to $1.5 million in increased legal costs related to ongoing litigation, partially offset by a $1.0 million reduction in corporate personnel expenses, both as discussed above, and a $0.2 million reduction in equipment lease expense.

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

Financial Covenants

As more fully described in Item 2. Management’s Discussion and Analysis under the subheading “Financial Covenants”, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations and the lack of headroom on these covenants, we continue to execute on a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to reduce debt and interest expense, or in renegotiating our secured credit facility, which matures in October 2018, or are unable to secure alternative liquidity sources, we may not have the liquidity to fund our operations after that maturity date.

We may not meet the applicable financial tests in future quarters if we were to experience:

•	significantly warmer than normal temperatures during the winter heating season;

•	significant and sustained increases in the wholesale cost of propane that we are unable to pass along to our customers;

•	a more volatile energy commodity cost environment;

•	an unexpected downturn in business operations;

•	a significant delay in the collection of accounts or notes receivable;

•	a failure to execute our debt and interest expense reduction initiatives;

•	a change in customer retention or purchasing patterns due to economic or other factors in the United States;

•	a material downturn in the credit and/or equity markets; or

•	a large uninsured, unfavorable lawsuit judgment or settlement.

As described in financing activities below, on November 16, 2017, the board of directors of our general partner announced a quarterly distribution of $0.10 per common unit, payable on December 15, 2017, to all unitholders of record as of December 8, 2017, which equates to an annual distribution rate of $0.40 per common unit.

Distributable Cash Flow

Distributable cash flow to equity investors is reconciled to net loss attributable to Ferrellgas Partners L.P. in Item 2. Management's Discuss and Analysis under the subheading "Non-GAAP Financial Measures." A comparison of distributable cash flow to distributions paid for the twelve months ended October 31, 2017 to the twelve months ended July 31, 2017 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves (deficiency) approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Three months ended October 31, 2017	$(19,343)	$(29,256)	$9,913
For the year ended July 31, 2017	77,182	(3,601)	80,783
Less: Three months ended October 31, 2016	(6,202)	(57,009)	50,807
Twelve months ended October 31, 2017	$64,041	$24,152	$39,889	1.61

Twelve months ended July 31, 2017	77,182	(3,601)	80,783	0.96
Change	$(13,141)	$27,753	$(40,894)	0.65

For the twelve months ended October 31, 2017, distributable cash flow attributable to equity investors decreased $13.1 million compared to the twelve months ended July 31, 2017 primarily due to a $2.8 million decrease in Adjusted EBITDA, a $4.4 million increase in interest paid and $5.4 million increase in maintenance capital expenditures. The decline in Adjusted EBITDA is primarily due to a $3.9 million decrease in our Propane operations and related equipment sales segment, partially offset by a $1.6 million increase in our Midstream operations segment, both as discussed above. The increase in interest paid is primarily due to a higher interest rate incurred by Ferrellgas Partners on the $175.0 million of debt issued in January 2017, compared to interest rates incurred for borrowings under the secured credit facility, as well as increased rates on the secured credit facility. The increase in maintenance capital expenditures is primarily a result of increases in our Propane operations and related equipment sales segment. Cash distributions paid to equity investors decreased $40.9 million primarily due to the reduction in our annual distribution rate from $2.05 to $0.40 per common unit. Our distribution coverage ratio increased 0.65 for the twelve months ended October 31, 2017, compared with the twelve months ended July 31, 2017. Cash reserves, which we utilize to meet future anticipated expenditures, increased by $24.2 million during the twelve months ended October 31, 2017 compared to a decrease of $3.6 million in the twelve months ended July 31, 2017.

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

Our working capital requirements are subject to, among other things, the price of propane and crude oil, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather, customer retention and purchasing patterns and other changes in the demand for propane and crude oil. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements after October 2018.

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

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $7.9 million for the three months ended October 31, 2017, compared to net cash provided by operating activities of $54.6 million for the three months ended October 31, 2016. This decrease in cash provided by operating activities was primarily due to a $9.1 million decrease in cash flow from operations, a $34.9 million increase in working capital requirements and a $2.6 million unfavorable impact in other assets, net, primarily due to an increase in crude oil barrels in linefill during the three months ended October 31, 2017.

The decrease in cash flow from operations is primarily due to a $5.4 million increase in "Operating expense," as discussed above by segment, and a $5.4 million increase in "Interest expense", as discussed above, partially offset by a $1.1 million decrease in "General and administrative expense", as discussed above by segment.

The increase in working capital requirements for the three months ended October 31, 2017 compared to the three months ended October 31, 2016 was primarily due to a $25.2 million increase in requirements for accounts receivable and a $23.5 million increase in requirements for inventory primarily due to increases in the cost of propane gas during the three months ended October 31, 2017, and a $15.0 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during the three months ended October 31, 2017. These increases in requirements were partially offset by an $18.3 million decrease in requirements for other current liabilities resulting primarily from an increase in margin deposits received from our counterparties during the three months ended October 31, 2017, a $6.4 million decrease in requirements for accounts payable largely due to increases in the cost of propane gas during the three months ended October 31, 2017, and a $3.9 million decrease in requirements for accrued interest expense primarily due to interest accrued during the three months ended October 31, 2017 related to the $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020 issued in January 2017.

The operating partnership

Net cash provided by operating activities was $8.0 million for the three months ended October 31, 2017, compared to net cash provided by operating activities of $54.6 million for the three months ended October 31, 2016. This decrease in cash provided by operating activities was primarily due to a $5.3 million decrease in cash flow from operations, a $38.3 million increase in working capital requirements, and a $2.9 million unfavorable impact in other assets, net, primarily due to an increase in crude oil barrels in linefill during the three months ended October 31, 2017.

The decrease in cash flow from operations is primarily due to a $5.4 million increase in "Operating expense," as discussed above by segment, a $0.8 million increase in "Interest expense" due to increased costs incurred under our secured credit facility during fiscal 2017, partially offset by a $1.1 million decrease in "General and administrative expense", as discussed above by segment.

The increase in working capital requirements for the three months ended October 31, 2017 compared to the three months ended October 31, 2016 was primarily due to a $25.2 million increase in requirements for accounts receivable and a $23.5 million increase in requirements for inventory primarily due to increases in the cost of propane gas during the three months ended October 31, 2017, and a $14.9 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during the three months ended October 31, 2017. These increases in requirements were partially offset by an $18.6 million decrease in requirements for other current liabilities resulting primarily from an increase in margin deposits received from our counterparties during the three months ended October 31, 2017 and a $6.4 million decrease in requirements for accounts payable largely due to increases in the cost of propane gas during the three months ended October 31, 2017.

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

Net cash used in investing activities was $32.8 million for the three months ended October 31, 2017, compared to net cash used in investing activities of $7.7 million for the three months ended October 31, 2016. This increase in net cash used in investing activities is primarily due to a $13.9 million increase in "Business acquisitions, net of cash acquired," a $10.1 million increase in "Capital expenditures," and a $1.1 million decrease in "proceeds from asset sales".

The increase in "Capital expenditures" is primarily due to increases in maintenance capital expenditures in our Propane operations and related equipment sales segment during the three months ended October 31, 2017. The increase in maintenance capital expenditures is primarily related to the purchase of new propane delivery trucks.

The increase in "Business acquisitions, net of cash acquired" is attributable to three acquisitions by our Propane operations and related equipment sales segment during the three months ended October 31, 2017.

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

Financing Activities

Ferrellgas Partners

Net cash provided by financing activities was $26.2 million for the three months ended October 31, 2017, compared to net cash used in financing activities of $39.2 million for the three months ended October 31, 2016. This increase in cash flows used in financing activities was primarily due to a $40.5 million reduction in distributions, a $15.9 million reduction in common unit repurchases, a $7.6 million net increase in proceeds from short-term debt, and a $1.1 million reduction in cash paid for financing costs.

Distributions

During the three months ended October 31, 2017, Ferrellgas Partners paid quarterly per unit distributions on all common units of $0.10 in connection with the distributions declared for the three month period ended July 31, 2017. Total distributions paid to common unitholders during the three months ended October 31, 2017, including the related general partner distributions, was $9.8 million. The quarterly distribution of $0.10 on all common units and the related general partner distribution for the three months ended October 31, 2017 totaling $9.8 million are expected to be paid on December 15, 2017 to holders of record on December 8, 2017.

Secured credit facility

Refer to discussions of covenants in our debt agreements within the "Recent Developments" section and the "Liquidity and Capital Resources" section, both under the heading "Financial Covenants".

As of October 31, 2017, we classified all borrowings outstanding under our secured credit facility of $263.2 million as short-term because the facility matures in October 2018. Additionally, Ferrellgas had $139.8 million of capacity under our secured credit facility as of October 31, 2017. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to $40.6 million as of October 31, 2017.

Borrowings outstanding at October 31, 2017 under the secured credit facility had a weighted average interest rate of 5.9%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate; or (iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 3.00%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 4.00%.

As of October 31, 2017, the federal funds rate and Bank of America’s prime rate were 1.16% and 4.25%, respectively. As of October 31, 2017, the one-month and three-month LIBOR Rates were 1.24% and 1.38%, respectively.

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

Letters of credit outstanding at October 31, 2017 totaled $172.0 million and were used to secure commodity hedges, product purchases, and insurance arrangements. At October 31, 2017, we had remaining letter of credit capacity of $28.0 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 4.00% (as of October 31, 2017, the rate was 3.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility increased $9.0 million. We received net funding of $19.0 million from this facility during the three months ended October 31, 2017 as compared to receiving net funding of $10.0 million from this facility during the three months ended October 31, 2016.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of October 31, 2017, we had received cash proceeds of $88.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of October 31, 2017, the weighted average interest rate was 3.7%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs.

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

Distributions

The operating partnership paid cash distributions of $9.9 million and $66.7 million during the three months ended October 31, 2017 and 2016, respectively. The operating partnership expects to pay cash distributions of $25.5 million on December 15, 2017, which includes distributions to Ferrellgas Partners to allow it to pay its semi-annual interest on its 8.625% senior notes.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $64.9 million for the three months ended October 31, 2017, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the three months ended
	October 31, 2017	October 31, 2017
Ferrell Companies (1)	22,529,361	$2,253
FCI Trading Corp. (2)	195,686	20
Ferrell Propane, Inc. (3)	51,204	5
James E. Ferrell (4)	4,763,475	476

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at October 31, 2017.
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

During the three months ended October 31, 2017, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.2 million.

On December 15, 2017, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $2.3 million, $20 thousand, $5 thousand, $0.5 million, and $0.1 million, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2017. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2017 and July 31, 2017, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $22.2 million and $16.8 million as of October 31, 2017 and July 31, 2017, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal

10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

On September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA. The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and pursuant to Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Note are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $40.0 million note receivable as of October 31, 2017.

Interest rate risk

At October 31, 2017, we had $351.2 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $2.8 million for the twelve months ending October 31, 2018. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent change in interest rates would result in a reduction to future earnings of $1.4 million for the twelve months ending October 31, 2018.

As discussed above, the following interest rate swaps are outstanding as of October 31, 2017, and are all designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May 2021	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug 2018	$100,000	Pay a fixed rate of 1.95% and receive a floating rate

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2017, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2017, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel.  The Federal Court for the Western District of Missouri has dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs have filed an appeal, which resulted in a reversal of the district court’s dismissal. We have filed a petition for a writ of certiorari with the U.S. Supreme Court. The direct customer plaintiffs have agreed to a stay of the case pending a decision on the petition and, if granted, the appeal. A direct appeal by the indirect customer plaintiffs remains pending. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

We and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that we transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas. We believe that we and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however we believe that the amount of such damage claims, if ultimately owed to Eddystone, could be material. We intend to vigorously defend this claim. The lawsuit is in its early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, we filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. The Third-Party Defendants have filed motions to dismiss the third-party complaint for alleged lack of personal jurisdiction, failure to state claim, and forum non-conveniens. Ferrellgas is vigorously opposing these motions.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION
Amendments to Agreements of Limited Partnership.

The Board of Directors of Ferrellgas, Inc., the general partner, approved the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. and the Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. The amendments name Ferrellgas, Inc. as the designated partnership representative which authorizes the general partner to represent the Ferrellgas, L.P. and Ferrellgas Partners, L.P. in connection with tax examinations. The amendments were effective December 4, 2017.

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

	3.11	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.
*	3.12	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P.
*	3.13	Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P.
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

4.5
Second Supplemental Indenture dated as of January 30, 2017, by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed January 30, 2017; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

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

#	10.19
Membership interest purchase agreement dated May 1, 2014, among Ferrellgas, L.P. and the former members of Sable Environmental LLC and Sable SWD 2 LLC. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 1, 2014.
.

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

		10.42
Settlement Agreement and Release dated September 25, 2017 by and between Julio E. Rios, II, and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed September 28, 2017.

		10.43
Settlement Agreement and Release dated September 25, 2017 by and between Jeremy Gamboa, and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed September 28, 2017.

	#	10.44	Doran N. Schwartz offer letter dated as of September 8, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2017.
*		31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		101.INS	XBRL Instance Document.
*		101.SCH	XBRL Taxonomy Extension Schema Document.
*		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*		101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		*	Filed herewith
		#	Management contracts or compensatory plans.
		+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 7, 2017	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 7, 2017	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 7, 2017	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 7, 2017	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Chief Financial Officer and Sole Director