Form 10-Q
period 2018-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2018-03-08
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At February 28, 2018, the registrants had common units or shares of common stock outstanding as follows:

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	January 31, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14,173	$5,760
Accounts and notes receivable, net (including $235,150 and $109,407 of accounts receivable pledged as collateral at January 31, 2018 and July 31, 2017, respectively)	255,978	165,084
Inventories	110,092	92,552
Assets held for sale	52,200	—
Prepaid expenses and other current assets	41,400	33,388
Total current assets	473,843	296,784

Property, plant and equipment, net	646,327	731,923
Goodwill, net	246,098	256,103
Intangible assets (net of accumulated amortization of $452,283 and $436,428 at January 31, 2018 and July 31, 2017, respectively)	243,079	251,102
Other assets, net	77,712	74,057
Total assets	$1,687,059	$1,609,969

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$82,072	$85,561
Short-term borrowings	261,200	59,781
Collateralized note payable	166,000	69,000
Other current liabilities	140,510	126,224
Total current liabilities	649,782	340,566

Long-term debt	1,811,617	1,995,795
Other liabilities	35,422	31,118
Contingencies and commitments (Note J)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at January 31, 2018 and July 31, 2017)	(762,046)	(701,188)
General partner unitholder (989,926 units outstanding at January 31, 2018 and July 31, 2017)	(67,604)	(66,991)
Accumulated other comprehensive income	24,332	14,601
Total Ferrellgas Partners, L.P. partners' deficit	(805,318)	(753,578)
Noncontrolling interest	(4,444)	(3,932)
Total partners' deficit	(809,762)	(757,510)
Total liabilities and partners' deficit	$1,687,059	$1,609,969
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
Revenues:
Propane and other gas liquids sales	$592,239	$437,375	$894,997	$679,774
Midstream operations	117,276	96,787	238,036	204,831
Other	45,641	45,088	76,778	74,187
Total revenues	755,156	579,250	1,209,811	958,792

Costs and expenses:
Cost of sales - propane and other gas liquids sales	362,918	235,029	542,433	354,241
Cost of sales - midstream operations	107,067	87,024	215,192	181,666
Cost of sales - other	20,787	20,657	34,489	32,403
Operating expense	123,716	113,076	234,178	218,162
Depreciation and amortization expense	25,485	25,607	51,217	51,809
General and administrative expense	14,891	12,279	28,055	26,548
Equipment lease expense	6,954	7,416	13,695	14,765
Non-cash employee stock ownership plan compensation charge	4,031	2,945	7,993	6,699
Asset impairments	10,005	—	10,005	—
Loss on asset sales and disposals	39,249	45	40,144	6,468

Operating income	40,053	75,172	32,410	66,031

Interest expense	(42,673)	(36,819)	(83,480)	(72,247)
Other income, net	684	763	1,195	1,271

Earnings (loss) before income taxes	(1,936)	39,116	(49,875)	(4,945)

Income tax expense (benefit)	(162)	588	215	(2)

Net earnings (loss)	(1,774)	38,528	(50,090)	(4,943)

Net earnings (loss) attributable to noncontrolling interest	69	430	(332)	32

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(1,843)	38,098	(49,758)	(4,975)

Less: General partner's interest in net earnings (loss)	(19)	381	(498)	(50)

Common unitholders' interest in net earnings (loss)	$(1,824)	$37,717	$(49,260)	$(4,925)

Basic and diluted net earnings (loss) per common unit	$(0.02)	$0.39	$(0.51)	$(0.05)

Cash distributions declared per common unit	$0.10	$0.10	$0.20	$0.20
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017

Net earnings (loss)	$(1,774)	$38,528	$(50,090)	$(4,943)
Other comprehensive income (loss):
Change in value of risk management derivatives	1,072	15,262	23,521	20,400
Reclassification of (gains) losses on derivatives to earnings, net	(9,743)	514	(13,692)	4,752
Other comprehensive income (loss)	(8,671)	15,776	9,829	25,152
Comprehensive income (loss)	(10,445)	54,304	(40,261)	20,209
Less: Comprehensive income (loss) attributable to noncontrolling interest	(19)	590	(234)	286
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$(10,426)	$53,714	$(40,027)	$19,923
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder			Non-controlling interest
Balance at July 31, 2017	97,152.7	989.9	$(701,188)	$(66,991)	$14,601	$(753,578)	$(3,932)	$(757,510)
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	7,833	81	—	7,914	79	7,993
Distributions	—	—	(19,431)	(196)	—	(19,627)	(357)	(19,984)
Net loss	—	—	(49,260)	(498)	—	(49,758)	(332)	(50,090)
Other comprehensive income	—	—	—	—	9,731	9,731	98	9,829
Balance at January 31, 2018	97,152.7	989.9	$(762,046)	$(67,604)	$24,332	$(805,318)	$(4,444)	$(809,762)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(50,090)	$(4,943)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	51,217	51,809
Non-cash employee stock ownership plan compensation charge	7,993	6,699
Non-cash stock-based compensation charge	—	3,298
Asset impairments	10,005	—
Loss on asset sales and disposals	40,144	6,468
Unrealized gain on derivative instruments	(91)	(1,862)
Provision for doubtful accounts	1,688	(283)
Deferred income tax expense	364	35
Other	4,482	2,659
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(102,315)	(74,403)
Inventories	(17,275)	(24,268)
Prepaid expenses and other current assets	(4,682)	7,060
Accounts payable	11,510	40,444
Accrued interest expense	304	1,916
Other current liabilities	13,372	19,951
Other assets and liabilities	(2,920)	4,757
Net cash provided by (used in) operating activities	(36,294)	39,337

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,862)	—
Capital expenditures	(35,693)	(19,768)
Proceeds from sale of assets	4,207	4,591
Other	—	(37)
Net cash used in investing activities	(46,348)	(15,214)

Cash flows from financing activities:
Distributions	(19,627)	(60,107)
Proceeds from issuance of long-term debt	23,580	204,444
Payments on long-term debt	(1,267)	(172,790)
Net reductions in short-term borrowings	(7,879)	(35,692)
Net additions to collateralized short-term borrowings	97,000	69,000
Cash paid for financing costs	(395)	(4,382)
Noncontrolling interest activity	(357)	1,000
Repurchase of common units	—	(15,851)
Net cash provided by (used in) financing activities	91,055	(14,378)

Net change in cash and cash equivalents	8,413	9,745
Cash and cash equivalents - beginning of period	5,760	4,965
Cash and cash equivalents - end of period	$14,173	$14,710
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of January 31, 2018, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the six months ended January 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2018.

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

(2) Assets held for sale: Assets held for sale represent rail cars that have met the criteria of “held for sale” accounting. During the second quarter of fiscal 2018, Ferrellgas committed to a plan to sell certain rail cars held by the Midstream operations segment. These assets were reclassified from Rail cars within "Property, plant and equipment, net" to "Assets held for sale" in the accompanying balance sheet as of January 31, 2018. Ferrellgas ceased depreciation on these assets during January 2018. Assets held for sale are recorded at the lower of the carrying amount or fair value less costs to sell. For further discussion of assets held for sale, see Note C - Supplemental financial statement information.

(3) New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board, ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas is in the final stages of analyzing the impact of the new guidance using an integrated approach which includes evaluating differences in the amount and timing of revenue recognition from applying the requirements of the new guidance, reviewing its accounting policies and practices, and assessing the need for changes to its processes, accounting systems and design of internal controls. Ferrellgas has completed the assessment of a significant number of its contracts with customers under the new guidance to determine the effect of the adoption of the new guidance. Although Ferrellgas has not completed its assessment of the impact of the new guidance, it does not expect its adoption will have a material impact on its consolidated financial statements.

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

C. Supplemental financial statement information

Inventories consist of the following:

	January 31, 2018	July 31, 2017
Propane gas and related products	$81,644	$67,049
Appliances, parts and supplies, and other	28,448	25,503
Inventories	$110,092	$92,552

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2018, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 81.9 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	January 31, 2018	July 31, 2017
Notes receivable, less current portion	$36,371	$32,500
Other	41,341	41,557
Other assets, net	$77,712	$74,057

Other current liabilities consist of the following:

	January 31, 2018	July 31, 2017
Accrued interest	$18,975	$18,671
Customer deposits and advances	24,676	25,541
Other	96,859	82,012
Other current liabilities	$140,510	$126,224

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
Operating expense	$54,613	$47,157	$97,928	$88,883
Depreciation and amortization expense	1,123	996	2,235	2,022
Equipment lease expense	6,296	6,652	12,364	13,318
Total shipping and handling expenses	$62,032	$54,805	$112,527	$104,223

During the quarter ended January 31, 2018, Ferrellgas committed to a plan to dispose of all of its rail cars utilized in the Midstream operations segment and as a result, reclassified 1,292 rail cars from "Property, plant and equipment, net" to "Assets held for sale" on our condensed consolidated balance sheets as of January 31, 2018. For the three and six months ended January 31, 2018, "Loss on asset sales and disposals" includes a loss of $35.5 million related to the write-down of these rail cars classified as "Assets held for sale". On February 20, 2018, Ferrellgas completed the sale of 1,072 of these rail cars and received approximately $47.0 million in cash. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas' secured credit facility.

During the quarter ended January 31, 2018, Ferrellgas completed the sale of Bridger Energy, LLC in the Midstream operations segment in exchange for an $8.5 million secured promissory note due in May 2020. For the three and six months ended January 31, 2018, "Loss on asset sales and disposals" includes a loss of $3.6 million related to this sale.

"Loss on asset sales and disposals" during the three and six months ended January 31, 2018 and 2017 consists of:

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
Loss on assets held for sale	$35,515	$—	$35,515	$—
Loss on sale of assets and other	3,734	45	4,629	6,468
Loss on asset sales and disposals	$39,249	$45	$40,144	$6,468

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2018	2017
Cash paid for:
Interest	$78,682	$69,572
Income taxes	$12	$26
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,508	$—
Change in accruals for property, plant and equipment additions	$47	$(100)

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2018	July 31, 2017
Accounts receivable pledged as collateral	$235,150	$109,407
Accounts receivable	13,596	47,346
Note receivable - current portion	10,000	10,000
Other	284	307
Less: Allowance for doubtful accounts	(3,052)	(1,976)
Accounts and notes receivable, net	$255,978	$165,084

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

The current maximum consolidated leverage covenant ratios are as follows:

Date	Maximum consolidated leverage ratio
January 31, 2018	7.75
April 30, 2018	7.75
July 31, 2018 & thereafter	5.50

Ferrellgas' consolidated leverage ratio was 6.96x as of January 31, 2018. See additional disclosure about Ferrellgas' financial covenants in Note E - Debt.

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

Ferrellgas' consolidated interest coverage ratio was 2.14x as of January 31, 2018; the margin allows for approximately $25.3 million of additional interest expense or approximately $44.3 million less EBITDA. See additional disclosure about Ferrellgas' financial covenants in Note E - Debt.

This accounts receivable securitization facility matures on July 29, 2019 unless the secured credit facility matures or terminates at an earlier date. If Ferrellgas replaces the senior secured credit facility prior to the October 2018 maturity date, Ferrellgas will need to amend the accounts receivable securitization facility to modify the maturity date, or replace it with a new facility. Ferrellgas is working to renew or replace the accounts receivable securitization facility. Potential options include extending the current accounts receivable securitization facility, entering into a new accounts receivable securitization facility or securing alternative financing from a different source. Ferrellgas believes it is probable that it will be able to obtain sufficient capital to meet anticipated liquidity demands.

At January 31, 2018, $235.2 million of trade accounts receivable were pledged as collateral against $166.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2017, $109.4 million of trade accounts receivable were pledged as collateral against $69.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2018, Ferrellgas had received cash proceeds of $166.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2017, Ferrellgas had received cash proceeds of $69.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 4.0% and 4.0% as of January 31, 2018 and July 31, 2017, respectively.

E.    Debt

Short-term borrowings

Since October 31, 2017, Ferrellgas classified all of its secured credit facility borrowings as short-term because the facility matures in October 2018. Prior to October 31, 2017, Ferrellgas classified as short-term the portion of its secured credit facility borrowings that were used to fund working capital needs that management intended to pay down within the 12 month period following the balance sheet date. As of January 31, 2018 and July 31, 2017, $261.2 million and $59.8 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

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

The current maximum consolidated leverage covenant ratios are as follows:

Date	Maximum consolidated leverage ratio
January 31, 2018	7.75
April 30, 2018	7.75
July 31, 2018 & thereafter	5.50

Ferrellgas' consolidated leverage ratio was 6.96x as of January 31, 2018; the margin allows for approximately $193.2 million of additional borrowing capacity or approximately $24.9 million less EBITDA. This covenant also restricts Ferrellgas' ability to make distribution payments as discussed above.

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

Ferrellgas' consolidated interest coverage ratio was 2.14x at January 31, 2018; the margin allows for approximately $25.3 million of additional interest expense or approximately $44.3 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows Ferrellgas Partners to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of January 31, 2018, the ratio was 1.59x. As a result, the $9.8 million distribution to be paid to common unitholders on March 16, 2018 will be taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken as a result of the distributions paid in September 2017 and December 2017, leaves $20.6 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

Debt and interest expense reduction strategy

Ferrellgas continues to execute on a strategy to further reduce its debt and interest expense. This strategy may include amending or refinancing existing debt agreements, additional asset sales, a reduction in Ferrellgas Partners' annual distribution rate or the issuance of equity. Ferrellgas believes any debt and interest expense reduction strategies would remain in effect until Ferrellgas' consolidated leverage ratio reaches 4.5x or a level Ferrellgas deems appropriate for its business.

If Ferrellgas is unsuccessful with its strategy to further reduce debt and interest expense, is unsuccessful in renegotiating its secured credit facility, which matures in October 2018, or is unable to secure alternative liquidity sources, it may not have the liquidity to fund its operations after that maturity date.

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

As a result of the October 2018 maturity date of Ferrellgas' secured credit facility, the entire balance outstanding at January 31, 2018 has been classified as a current liability in the condensed consolidated balance sheet as of January 31, 2018. The absence of a plan to renew or refinance this debt would raise substantial doubt about Ferrellgas' ability to continue as a going concern. Ferrellgas is working to renew or replace the secured credit facility. Potential options include extending the current secured credit facility, entering into a new secured credit facility or securing alternative financing from a different source. Ferrellgas believes it is probable that it will be able to obtain sufficient capital to meet anticipated liquidity demands and, therefore, does not believe there is substantial doubt about our ability to continue as a going concern.

Secured credit facility

As of January 31, 2018, Ferrellgas had total borrowings outstanding under its secured credit facility of $261.2 million, all of which was classified as short-term. Ferrellgas had $125.8 million of capacity under the secured credit facility as of January 31, 2018. As of July 31, 2017, Ferrellgas had total borrowings outstanding under its secured credit facility of $245.5 million, of which $185.7 million was classified as long-term debt. Ferrellgas had $190.3 million of capacity under the secured credit facility as of July 31, 2017. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to $67.5 million as of July 31, 2017. Borrowings outstanding at January 31, 2018 and July 31, 2017 under the secured credit facility had weighted average interest rates of 6.5% and 6.0%, respectively.

Letters of credit outstanding at January 31, 2018 totaled $188.0 million and were used to secure commodity hedges, product purchases, and insurance arrangements. Letters of credit outstanding at July 31, 2017 totaled $139.2 million and were used to secure commodity hedges, product purchases, and insurance arrangements. At January 31, 2018, Ferrellgas had remaining letter of credit capacity of $12.0 million. At July 31, 2017, Ferrellgas had remaining letter of credit capacity of $60.8 million.

F.  Partners' deficit

As of January 31, 2018 and July 31, 2017, Ferrellgas Partners limited partner units, which are listed on the New York Stock Exchange under the symbol “FGP,” were beneficially owned by the following:

	January 31, 2018	July 31, 2017
Public common unitholders	69,612,939	69,612,939
Ferrell Companies (1)	22,529,361	22,529,361
FCI Trading Corp. (2)	195,686	195,686
Ferrell Propane, Inc. (3)	51,204	51,204
James E. Ferrell (4)	4,763,475	4,763,475

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at January 31, 2018.
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

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
Public common unitholders	$6,962	$6,961	$13,923	$42,639
Ferrell Companies	2,253	2,253	4,506	13,799
FCI Trading Corp.	20	20	40	120
Ferrell Propane, Inc.	5	5	10	31
James E. Ferrell	476	476	952	2,917
General partner	98	98	196	601
	$9,814	$9,813	$19,627	$60,107

On February 22, 2018, Ferrellgas Partners declared a cash distribution of $0.10 per common unit for the three months ended January 31, 2018, which is expected to be paid on March 16, 2018. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$2,253
FCI Trading Corp.	20
Ferrell Propane, Inc.	5
James E. Ferrell	476
General partner	98

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2018 and 2017.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2018, the general partner made non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

During the six months ended January 31, 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2018 and July 31, 2017:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$25,725	$—	$25,725
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(2,423)	$—	$(2,423)
Commodity derivatives	$—	$(1,417)	$—	$(1,417)

July 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$583	$—	$583
Commodity derivatives	$—	$16,212	$—	$16,212
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(707)	$—	$(707)
Commodity derivatives	$—	$(1,258)	$—	$(1,258)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

As discussed in Note C - Supplemental financial statement information, during the quarter ended January 31, 2018, Ferrellgas committed to a plan to dispose of all of its rail cars in the Midstream operations segment. Ferrellgas measures long-lived assets held for sale at the lower of carrying amount or estimated fair value less estimated costs to sell. Ferrellgas recorded a loss on assets held for sale of $35.5 million during the three and six months ended January 31, 2018 to reduce the carrying amount of the rail cars to their estimated fair value less estimated costs to sell. At January 31, 2018, the estimated fair value less costs to sell was approximately $52.2 million. The fair value of the rail cars classified as assets held for sale is a Level 3 valuation based on the unobservable inputs used for this expected sale.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various notes receivable, financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $32.1 million, or $4.3 million less than their carrying amount as of January 31, 2018. The estimated fair values of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At January 31, 2018 and July 31, 2017, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,728.3 million and $1,966.6 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

H.  Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. Prior to the sale of Bridger Energy, LLC in January 2018, all other commodity derivative instruments neither qualified nor were designated as cash flow hedges, therefore, changes in their fair value were recorded currently in earnings. Ferrellgas also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the six months ended January 31, 2018 and 2017, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of January 31, 2018 and July 31, 2017:

	January 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$18,188	Other current liabilities	$1,417
Commodity derivatives-propane	Other assets, net	7,537	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	—	Other current liabilities	319
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,104
	Total	$25,725	Total	$3,840

	July 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$11,061	Other current liabilities	$415
Commodity derivatives-propane	Other assets, net	4,413	Other liabilities	15
Interest rate swap agreements	Prepaid expenses and other current assets	583	Other current liabilities	595
Interest rate swap agreements	Other assets, net	—	Other liabilities	112
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	738	Other current liabilities	828
	Total	$16,795	Total	$1,965

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2018 and July 31, 2017, respectively:

	January 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$3,018	Other current liabilities	$12,201
	Other assets, net	1,404	Other liabilities	5,216
		$4,422		$17,417

	July 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$1,778	Other current liabilities	$7,729
	Other assets, net	1,631	Other liabilities	3,073
		$3,409		$10,802

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three and six months ended January 31, 2018 and 2017 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2018	2017	2018	2017
Interest rate swap agreements	Interest expense	$88	$328	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2018	2017	2018	2017
Interest rate swap agreements	Interest expense	$226	$748	$(4,550)	$(4,550)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2018 and 2017 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2018
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$960	Cost of sales-propane and other gas liquids sales	$9,886	$—
Interest rate swap agreements	112	Interest expense	(143)	—
	$1,072		$9,743	$—

	For the three months ended January 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$14,699	Cost of sales-propane and other gas liquids sales	$73	$—
Interest rate swap agreements	563	Interest expense	(587)	—
	$15,262		$(514)	$—

	For the six months ended January 31, 2018
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$23,283	Cost of sales-propane and other gas liquids sales	$14,018	$—
Interest rate swap agreements	238	Interest expense	(326)	—
	$23,521		$13,692	$—

	For the six months ended January 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$19,572	Cost of sales-propane and other gas liquids sales	$(3,523)	$—
Interest rate swap agreements	828	Interest expense	(1,229)	—
	$20,400		$(4,752)	$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three and six months ended January 31, 2018 and 2017 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended January 31, 2018
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(2,080)	Cost of sales - midstream operations

	For the three months ended January 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,007)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$489	Operating expense

	For the six months ended January 31, 2018
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

	For the six months ended January 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(2,248)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,516	Operating expense

The changes in derivatives included in AOCI for the six months ended January 31, 2018 and 2017 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2018	2017
Beginning balance	$14,648	$(9,815)
Change in value of risk management commodity derivatives	23,283	19,572
Reclassification of (gains) and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(14,018)	3,523
Change in value of risk management interest rate derivatives	238	828
Reclassification of losses on interest rate hedges to interest expense	326	1,229
Ending balance	$24,477	$15,337

Ferrellgas expects to reclassify net gains related to the risk management commodity derivatives of approximately $16.8 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2018 and 2017, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2018, Ferrellgas had financial derivative contracts covering 2.6 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2018, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is $7.5 million.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas' debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2018.

I.    Transactions with related parties

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by the general partner in connection with operating Ferrellgas’ business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf and are reported in the condensed consolidated statements of operations as follows:

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
Operating expense	$65,291	$61,492	$122,642	$117,206

General and administrative expense	$8,422	$8,217	$15,930	$16,800

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs remains pending. Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas has been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. Ferrellgas believes that it has defenses and will vigorously defend these cases. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

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

K.    Net earnings (loss) per common unit

Below is a calculation of the basic and diluted net earnings (loss) per common unit in the condensed consolidated statements of operations for the periods indicated. Ferrellgas calculates net earnings (loss) per common unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed according to the incentive distribution rights in the Ferrellgas partnership agreement. Due to the seasonality of the propane business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows:

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was no dilutive effect resulting from this method based on basic and diluted net earnings (loss) per common unit for the three and six months ended January 31, 2018 or 2017.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
	(in thousands, except per common unit amounts)
Common unitholders’ interest in net earnings (loss)	$(1,824)	$37,717	$(49,260)	$(4,925)

Weighted average common units outstanding - basic and diluted	97,152.7	97,152.7	97,152.7	97,305.1

Basic and diluted net earnings (loss) per common unit	$(0.02)	$0.39	$(0.51)	$(0.05)

L.    Segment reporting

Ferrellgas has two primary operations that result in two reportable operating segments: propane operations and related equipment sales and midstream operations. During the quarter ended January 31, 2018, Ferrellgas recorded a goodwill impairment of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment.

Following is a summary of segment information for the three and six months ended January 31, 2018 and 2017:

	Three months ended January 31, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$637,880	$117,276	$—	$755,156
Direct costs (1)	507,386	114,929	12,214	634,529
Adjusted EBITDA	$130,494	$2,347	$(12,214)	$120,627

	Three months ended January 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$482,463	$96,787	$—	$579,250
Direct costs (1)	370,175	93,718	10,327	474,220
Adjusted EBITDA	$112,288	$3,069	$(10,327)	$105,030

	Six months ended January 31, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$971,775	$238,036	$—	$1,209,811
Direct costs (1)	810,715	228,830	23,423	1,062,968
Adjusted EBITDA	$161,060	$9,206	$(23,423)	$146,843

	Six months ended January 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$753,961	$204,831	$—	$958,792
Direct costs (1)	607,189	196,491	21,063	824,743
Adjusted EBITDA	$146,772	$8,340	$(21,063)	$134,049

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of products sold-midstream operations", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less , "severance charge", "professional fees incurred related to a lawsuit", and "unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas' total segment performance measure to condensed consolidated net earnings (loss):

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(1,843)	$38,098	$(49,758)	$(4,975)
Income tax expense (benefit)	(162)	588	215	(2)
Interest expense	42,673	36,819	83,480	72,247
Depreciation and amortization expense	25,485	25,607	51,217	51,809
EBITDA	66,153	101,112	85,154	119,079
Non-cash employee stock ownership plan compensation charge	4,031	2,945	7,993	6,699
Non-cash stock-based compensation charge	—	1,417	—	3,298
Asset impairments	10,005	—	10,005	—
Loss on asset sales and disposals	39,249	45	40,144	6,468
Other income, net	(684)	(763)	(1,195)	(1,271)
Severance costs	—	490	1,663	1,959
Professional fees	2,118	—	2,118	—
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(314)	(646)	1,293	(2,215)
Net earnings (loss) attributable to noncontrolling interest	69	430	(332)	32
Adjusted EBITDA	$120,627	$105,030	$146,843	$134,049

Following are total assets by segment:

Assets	January 31, 2018	July 31, 2017
Propane operations and related equipment sales	$1,361,856	$1,194,905
Midstream operations	309,952	399,356
Corporate	15,251	15,708
Total consolidated assets	$1,687,059	$1,609,969

Following are capital expenditures by segment:

	Six months ended January 31, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$12,016	$182	$1,245	$13,443
Growth	18,311	1,013	—	19,324
Total	$30,327	$1,195	$1,245	$32,767

	Six months ended January 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$5,551	$204	$1,484	$7,239
Growth	9,857	—	—	9,857
Total	$15,408	$204	$1,484	$17,096

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

On February 20, 2018, Ferrellgas completed the sale of 1,072 rail cars utilized in the Midstream operations segment and received approximately $47.0 million in cash. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas' secured credit facility. See additional discussions on the completed rail car sale in Note C - Supplemental financial statement information.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	January 31, 2018	July 31, 2017
ASSETS
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	25,330	25,055
Accumulated deficit	(25,330)	(25,055)
Total stockholder's equity	$1,000	$1,000
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017

General and administrative expense	$225	$—	$275	$92

Net loss	$(225)	$—	$(275)	$(92)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(275)	$(92)
Cash used in operating activities	(275)	(92)

Cash flows from financing activities:
Capital contribution	275	92
Cash provided by financing activities	275	92

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000
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

The indenture governing the senior unsecured notes contains various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of January 31, 2018, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement, except for the consolidated fixed charge coverage ratio.

The indenture governing the outstanding notes of the Partnership includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the Partnership be at least 1.75x before a restricted payment (as defined in the indenture) can be made by the Partnership. If this ratio were to drop below 1.75x, the indenture allows the Partnership to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of January 31, 2018, the ratio was 1.59x. As a result, the $9.8 million distribution to be paid to common unitholders on March 16, 2018 will be taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken as a result of the distributions paid in September 2017 and December 2017, leaves $20.6 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if the Partnership's consolidated fixed charge coverage ratio does not improve to at least 1.75x and the Partnership continues its current quarterly distribution rate of $0.10 per common unit, this covenant will not allow the Partnership to make common unit distributions for the quarter ending October 31, 2018 and beyond.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	January 31, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14,171	$5,701
Accounts and notes receivable, net (including $235,150 and $109,407 of accounts receivable pledged as collateral at January 31, 2018 and July 31, 2017, respectively)	255,978	165,084
Inventories	110,092	92,552
Assets held for sale	52,200	—
Prepaid expenses and other current assets	41,393	33,426
Total current assets	473,834	296,763

Property, plant and equipment, net	646,327	731,923
Goodwill, net	246,098	256,103
Intangible assets (net of accumulated amortization of $452,283 and $436,428 at January 31, 2018 and July 31, 2017, respectively)	243,079	251,102
Other assets, net	77,712	74,057
Total assets	$1,687,050	$1,609,948

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$82,072	$85,561
Short-term borrowings	261,200	59,781
Collateralized note payable	166,000	69,000
Other current liabilities	136,591	122,016
Total current liabilities	645,863	336,358

Long-term debt	1,462,973	1,649,270
Other liabilities	35,422	31,118
Contingencies and commitments (Note J)

Partners' deficit:
Limited partner	(477,096)	(417,467)
General partner	(4,705)	(4,095)
Accumulated other comprehensive income	24,593	14,764
Total partners' deficit	(457,208)	(406,798)
Total liabilities and partners' deficit	$1,687,050	$1,609,948
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
Revenues:
Propane and other gas liquids sales	$592,239	$437,375	$894,997	$679,774
Midstream operations	117,276	96,787	238,036	204,831
Other	45,641	45,088	76,778	74,187
Total revenues	755,156	579,250	1,209,811	958,792

Costs and expenses:
Cost of sales - propane and other gas liquids sales	362,918	235,029	542,433	354,241
Cost of sales - midstream operations	107,067	87,024	215,192	181,666
Cost of sales - other	20,787	20,657	34,489	32,403
Operating expense	123,716	113,076	234,178	218,162
Depreciation and amortization expense	25,485	25,607	51,217	51,809
General and administrative expense	14,890	12,278	28,054	26,547
Equipment lease expense	6,954	7,416	13,695	14,765
Non-cash employee stock ownership plan compensation charge	4,031	2,945	7,993	6,699
Asset impairments	10,005	—	10,005	—
Loss on asset sales and disposals	39,249	45	40,144	6,468

Operating income	40,054	75,173	32,411	66,032

Interest expense	(34,058)	(32,748)	(66,254)	(64,146)
Other income, net	684	763	1,195	1,271

Earnings (loss) before income taxes	6,680	43,188	(32,648)	3,157

Income tax expense (benefit)	(167)	588	204	(3)

Net earnings (loss)	$6,847	$42,600	$(32,852)	$3,160
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017

Net earnings (loss)	$6,847	$42,600	$(32,852)	$3,160
Other comprehensive income (loss):
Change in value of risk management derivatives	1,072	15,262	23,521	20,400
Reclassification of (gains) losses on derivatives to earnings, net	(9,743)	514	(13,692)	4,752
Other comprehensive income (loss)	(8,671)	15,776	9,829	25,152
Comprehensive income (loss)	$(1,824)	$58,376	$(23,023)	$28,312
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income	deficit

Balance at July 31, 2017	$(417,467)	$(4,095)	$14,764	$(406,798)
Contributions in connection with non-cash ESOP and stock-based compensation charges	7,914	79	—	7,993
Distributions	(35,023)	(357)	—	(35,380)
Net loss	(32,520)	(332)	—	(32,852)
Other comprehensive income	—	—	9,829	9,829
Balance at January 31, 2018	$(477,096)	$(4,705)	$24,593	$(457,208)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$(32,852)	$3,160
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	51,217	51,809
Non-cash employee stock ownership plan compensation charge	7,993	6,699
Non-cash stock-based compensation charge	—	3,298
Asset impairments	10,005	—
Loss on asset sales and disposals	40,144	6,468
Unrealized gain on derivative instruments	(91)	(1,862)
Provision for doubtful accounts	1,688	(283)
Deferred income tax expense	364	35
Other	2,650	2,448
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(102,315)	(74,403)
Inventories	(17,275)	(24,268)
Prepaid expenses and other current assets	(4,637)	6,924
Accounts payable	11,510	40,444
Accrued interest expense	304	(12)
Other current liabilities	13,662	20,087
Other assets and liabilities	(3,208)	4,757
Net cash provided by (used in) operating activities	(20,841)	45,301

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,862)	—
Capital expenditures	(35,693)	(19,768)
Proceeds from sale of assets	4,207	4,591
Other	—	(37)
Net cash used in investing activities	(46,348)	(15,214)

Cash flows from financing activities:
Distributions	(35,380)	(84,500)
Contributions from partners	—	167,640
Proceeds from issuance of long-term debt	23,580	36,444
Payments on long-term debt	(1,267)	(172,790)
Net reductions in short-term borrowings	(7,879)	(35,692)
Net additions to collateralized short-term borrowings	97,000	69,000
Cash paid for financing costs	(395)	(1,422)
Net cash provided by (used in) financing activities	75,659	(21,320)

Net change in cash and cash equivalents	8,470	8,767
Cash and cash equivalents - beginning of period	5,701	4,890
Cash and cash equivalents - end of period	$14,171	$13,657
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

Due to seasonality, the results of operations for the six months ended January 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2018.

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

(2) Assets held for sale: Assets held for sale represent rail cars that have met the criteria of “held for sale” accounting. During the second quarter of fiscal 2018, Ferrellgas, L.P. committed to a plan to sell certain rail cars held by the Midstream operations segment. These assets were reclassified from Rail cars within "Property, plant and equipment, net" to "Assets held for sale" in the accompanying balance sheet as of January 31, 2018. Ferrellgas, L.P. ceased depreciation on these assets during January 2018. Assets held for sale are recorded at the lower of the carrying amount or fair value less costs to sell. For further discussion of assets held for sale, see Note C - Supplemental financial statement information.

(3) New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board, ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting

Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas, L.P. for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas, L.P. is in the final stages of analyzing the impact of the new guidance using an integrated approach which includes evaluating differences in the amount and timing of revenue recognition from applying the requirements of the new guidance, reviewing its accounting policies and practices, and assessing the need for changes to its processes, accounting systems and design of internal controls. Ferrellgas, L.P. has completed the assessment of a significant number of its contracts with customers under the new guidance to determine the effect of the adoption of the new guidance. Although Ferrellgas, L.P. has not completed its assessment of the impact of the new guidance, it does not expect its adoption will have a material impact on its consolidated financial statements.

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

C.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2018	July 31, 2017
Propane gas and related products	$81,644	$67,049
Appliances, parts and supplies, and other	28,448	25,503
Inventories	$110,092	$92,552

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2018, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 81.9 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	January 31, 2018	July 31, 2017
Notes receivable, less current portion	$36,371	$32,500
Other	41,341	41,557
Other assets, net	$77,712	$74,057

Other current liabilities consist of the following:

	January 31, 2018	July 31, 2017
Accrued interest	$15,041	$14,737
Customer deposits and advances	24,676	25,541
Other	96,874	81,738
Other current liabilities	$136,591	$122,016

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
Operating expense	$54,613	$47,157	$97,928	$88,883
Depreciation and amortization expense	1,123	996	2,235	2,022
Equipment lease expense	6,296	6,652	12,364	13,318
Total shipping and handling expenses	$62,032	$54,805	$112,527	$104,223

During the quarter ended January 31, 2018, Ferrellgas, L.P. committed to a plan to dispose of all of its rail cars utilized in the Midstream operations segment and as a result, reclassified 1,292 rail cars from "Property, plant and equipment, net" to "Assets held for sale" on our condensed consolidated balance sheets as of January 31, 2018. For the three and six months ended January 31, 2018, "Loss on asset sales and disposals" includes a loss of $35.5 million related to the write-down of these rail cars classified as "Assets held for sale". On February 20, 2018, Ferrellgas, L.P. completed the sale of 1,072 of these rail cars and received approximately $47.0 million in cash. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas L.P.'s secured credit facility.

During the quarter ended January 31, 2018, Ferrellgas, L.P. completed the sale of Bridger Energy, LLC in the Midstream operations segment in exchange for an $8.5 million secured promissory note due in May 2020. For the three and six months ended January 31, 2018, "Loss on asset sales and disposals" includes a loss of $3.6 million related to this sale.

"Loss on asset sales and disposals" during the three and six months ended January 31, 2018 and 2017 consists of:

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
Loss on assets held for sale	$35,515	$—	35,515	—
Loss on sale of assets and other	3,734	45	4,629	6,468
Loss on asset sales and disposals	$39,249	$45	$40,144	$6,468

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2018	2017
Cash paid for:
Interest	$63,286	$61,723
Income taxes	$1	$25
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,508	$—
Change in accruals for property, plant and equipment additions	$47	$(100)

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2018	July 31, 2017
Accounts receivable pledged as collateral	$235,150	$109,407
Accounts receivable	13,596	47,346
Note receivable - current portion	10,000	10,000
Other	284	307
Less: Allowance for doubtful accounts	(3,052)	(1,976)
Accounts and notes receivable, net	$255,978	$165,084

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

The current maximum consolidated leverage covenant ratios are as follows:

Date	Maximum consolidated leverage ratio
January 31, 2018	7.75
April 30, 2018	7.75
July 31, 2018 & thereafter	5.50

Ferrellgas, L.P.'s consolidated leverage ratio was 6.96x as of January 31, 2018. See additional disclosure about Ferrellgas' financial covenants in Note E - Debt.

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

Ferrellgas, L.P.'s consolidated interest coverage ratio was 2.14x as of January 31, 2018; the margin allows for approximately $25.3 million of additional interest expense or approximately $44.3 million less EBITDA. See additional disclosure about Ferrellgas' financial covenants in Note E - Debt.

This accounts receivable securitization facility matures on July 29, 2019 unless the secured credit facility matures or terminates at an earlier date. If Ferrellgas, L.P. replaces the senior secured credit facility prior to the October 2018 maturity date, Ferrellgas, L.P. will need to amend the accounts receivable securitization facility to modify the maturity date, or replace it with a new facility. Ferrellgas, L.P. is working to renew or replace the accounts receivable securitization facility. Potential options include extending the current accounts receivable securitization facility, entering into a new accounts receivable securitization facility or securing alternative financing from a different source. Ferrellgas, L.P. believes it is probable that it will be able to obtain sufficient capital to meet anticipated liquidity demands.

At January 31, 2018, $235.2 million of trade accounts receivable were pledged as collateral against $166.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2017, $109.4 million of trade accounts receivable were pledged as collateral against $69.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2018, Ferrellgas, L.P. had received cash proceeds of $166.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2017, Ferrellgas, L.P. had received cash proceeds of $69.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 4.0% and 4.0% as of January 31, 2018 and July 31, 2017, respectively.

E.    Debt

Short-term borrowings

Since October 31, 2017, Ferrellgas, L.P. classified all of its secured credit facility borrowings as short-term because the facility matures in October 2018. Prior to October 31, 2017, Ferrellgas, L.P. classified as short-term the portion of its secured credit facility borrowings that were used to fund working capital needs that management intended to pay down within the 12 month period following the balance sheet date. As of January 31, 2018 and July 31, 2017, $261.2 million and $59.8 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

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

The current maximum consolidated leverage covenant ratios are as follows:

Date	Maximum consolidated leverage ratio
January 31, 2018	7.75
April 30, 2018	7.75
July 31, 2018 & thereafter	5.50

Ferrellgas, L.P.'s consolidated leverage ratio was 6.96x as of January 31, 2018; the margin allows for approximately $193.2 million of additional borrowing capacity or approximately $24.9 million less EBITDA. This covenant also restricts Ferrellgas, L.P.'s ability to make payments to Ferrellgas Partners for purposes of funding distribution payments as discussed above.

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

Ferrellgas, L.P.'s consolidated interest coverage ratio was 2.14x at January 31, 2018; the margin allows for approximately $25.3 million of additional interest expense or approximately $44.3 million less EBITDA.

Debt and interest expense reduction strategy

Ferrellgas, L.P. continues to execute on a strategy to further reduce its debt and interest expense. This strategy may include amending or refinancing existing debt agreements, additional asset sales, a reduction in the operating partnership's funding of Ferrellgas Partners' annual distribution rate or the issuance of equity. Ferrellgas, L.P. believes any debt and interest expense reduction strategies would remain in effect until Ferrellgas, L.P.'s consolidated leverage ratio reaches 4.5x or a level Ferrellgas, L.P. deems appropriate for its business.

If Ferrellgas, L.P. is unsuccessful with its strategy to further reduce debt and interest expense, or is unsuccessful in renegotiating its secured credit facility, which matures in October 2018, or is unable to secure alternative liquidity sources, it may not have the liquidity to fund its operations after that maturity date.

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

As a result of the October 2018 maturity date of Ferrellgas, L.P.'s secured credit facility, the entire balance outstanding at January 31, 2018 has been classified as a current liability in the condensed consolidated balance sheet as of January 31, 2018. The absence of a plan to renew or refinance this debt would raise substantial doubt about Ferrellgas, L.P.'s ability to continue as a going concern. Ferrellgas, L.P. is working to renew or replace the secured credit facility. Potential options include extending the current secured credit facility, entering into a new secured credit facility or securing alternative financing from a different source. Ferrellgas, L.P. believes it is probable that it will be able to obtain sufficient capital to meet anticipated liquidity demands and, therefore, does not believe there is substantial doubt about our ability to continue as a going concern.

Secured credit facility

As of January 31, 2018, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $261.2 million, all of which was classified as short-term. Ferrellgas, L.P. had $125.8 million of capacity under the secured credit facility as of January 31, 2018. As of July 31, 2017, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $245.5 million, of which $185.7 million was classified as long-term debt. Ferrellgas, L.P. had $190.3 million of capacity under our secured credit facility as of July 31, 2017. However, the consolidated leverage ratio covenant under this facility limited additional borrowings to $67.5 million as of July 31, 2017. Borrowings outstanding at January 31, 2018 and July 31, 2017 under the secured credit facility had weighted average interest rates of 6.5% and 6.0%, respectively.

Letters of credit outstanding at January 31, 2018 totaled $188.0 million and were used to secure commodity hedges, product purchases, and insurance arrangements. Letters of credit outstanding at July 31, 2017 totaled $139.2 million and were used to secure commodity hedges, product purchases, and insurance arrangements. At January 31, 2018, Ferrellgas, L.P. had remaining letter of credit capacity of $12.0 million. At July 31, 2017 Ferrellgas, L.P. had remaining letter of credit capacity of $60.8 million.

F.  Partners’ deficit

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
Ferrellgas Partners	$25,210	$17,662	$35,023	$83,807
General partner	257	180	357	693
	$25,467	$17,842	$35,380	$84,500

On February 22, 2018, Ferrellgas, L.P. declared distributions for the three months ended January 31, 2018 to Ferrellgas Partners and the general partner of $9.8 million and $0.1 million, respectively, which are expected to be paid on March 16, 2018.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2018 and 2017.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2018, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the six months ended January 31, 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2018 and July 31, 2017:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$25,725	$—	$25,725
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(2,423)	$—	$(2,423)
Commodity derivatives	$—	$(1,417)	$—	$(1,417)

July 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$583	$—	$583
Commodity derivatives	$—	$16,212	$—	$16,212
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(707)	$—	$(707)
Commodity derivatives	$—	$(1,258)	$—	$(1,258)

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

As discussed in Note C - Supplemental financial statement information, during the quarter ended January 31, 2018, Ferrellgas, L.P. committed to a plan to dispose of all of its rail cars in the Midstream operations segment. Ferrellgas, L.P. measures long-lived assets held for sale at the lower of carrying amount or estimated fair value less estimated costs to sell. Ferrellgas, L.P. recorded a loss on assets held for sale of $35.5 million during the three and six months ended January 31, 2018 to reduce the carrying amount of the rail cars to their estimated fair value less estimated costs to sell. At January 31, 2018, the estimated fair value less costs to sell was approximately $52.2 million. The fair value of the rail cars classified as assets held for sale is a Level 3 valuation based on the unobservable inputs used for this expected sale.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various notes receivable, financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $32.1 million, or $4.3 million less than their carrying amount as of January 31, 2018. The estimated fair values of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At January 31, 2018 and July 31, 2017, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,410.6 million and $1,645.3 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas, L.P. has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

H.   Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. Prior to the sale of Bridger Energy, LLC in January 2018, all other commodity derivative instruments neither qualified nor were designated as cash flow hedges, therefore, changes in their fair value were recorded currently in earnings. Ferrellgas, L.P. also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the six months ended January 31, 2018 and 2017, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of January 31, 2018 and July 31, 2017:

	January 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$18,188	Other current liabilities	$1,417
Commodity derivatives-propane	Other assets, net	7,537	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	—	Other current liabilities	319
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,104
	Total	$25,725	Total	$3,840

	July 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$11,061	Other current liabilities	$415
Commodity derivatives-propane	Other assets, net	4,413	Other liabilities	15
Interest rate swap agreements	Prepaid expenses and other current assets	583	Other current liabilities	595
Interest rate swap agreements	Other assets, net	—	Other liabilities	112
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	738	Other current liabilities	828
	Total	$16,795	Total	$1,965

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2018 and July 31, 2017, respectively:

	January 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$3,018	Other current liabilities	$12,201
	Other assets, net	1,404	Other liabilities	5,216
		$4,422		$17,417

	July 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$1,778	Other current liabilities	$7,729
	Other assets, net	1,631	Other liabilities	3,073
		$3,409		$10,802

The following tables provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three and six months ended January 31, 2018 and 2017 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2018	2017	2018	2017
Interest rate swap agreements	Interest expense	$88	$328	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2018	2017	2018	2017
Interest rate swap agreements	Interest expense	$226	$748	$(4,550)	$(4,550)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2018 and 2017 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2018
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$960	Cost of sales-propane and other gas liquids sales	$9,886	$—
Interest rate swap agreements	112	Interest expense	(143)	—
	$1,072		$9,743	$—

	For the three months ended January 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$14,699	Cost of sales-propane and other gas liquids sales	$73	$—
Interest rate swap agreements	563	Interest expense	(587)	—
	$15,262		$(514)	$—

	For the six months ended January 31, 2018
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$23,283	Cost of sales-propane and other gas liquids sales	$14,018	$—
Interest rate swap agreements	238	Interest expense	(326)	—
	$23,521		$13,692	$—

	For the six months ended January 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$19,572	Cost of sales-propane and other gas liquids sales	$(3,523)	$—
Interest rate swap agreements	828	Interest expense	(1,229)	—
	$20,400		$(4,752)	$—

The following tables provide a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of operations for the three and six months ended January 31, 2018 and 2017 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended January 31, 2018
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(2,080)	Cost of sales - midstream operations

	For the three months ended January 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,007)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$489	Operating expense

	For the six months ended January 31, 2018
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

	For the six months ended January 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(2,248)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,516	Operating expense

The changes in derivatives included in AOCI for the six months ended January 31, 2018 and 2017 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2018	2017
Beginning balance	$14,648	$(9,815)
Change in value of risk management commodity derivatives	23,283	19,572
Reclassification of (gains) and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(14,018)	3,523
Change in value of risk management interest rate derivatives	238	828
Reclassification of losses on interest rate hedges to interest expense	326	1,229
Ending balance	$24,477	$15,337

Ferrellgas, L.P. expects to reclassify net gains related to the risk management commodity derivatives of approximately $16.8 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2018 and 2017, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2018, Ferrellgas, L.P. had financial derivative contracts covering 2.6 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2018, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is $7.5 million.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2018.

I.    Transactions with related parties

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P. and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by the general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the condensed consolidated statements of operations as follows:

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017
Operating expense	$65,291	$61,492	$122,642	$117,206

General and administrative expense	$8,422	$8,217	$15,930	$16,800

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

Ferrellgas, L.P. has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas, L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs remains pending. Ferrellgas, L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas, L.P. has been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas, L.P. and several current and former officers and directors as defendants. Ferrellgas, L.P. believes that it has defenses and will vigorously defend these cases. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

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

K.    Segment reporting

Ferrellgas, L.P. has two primary operations that result in two reportable operating segments: Propane operations and related equipment sales and Midstream operations. During the quarter ended January 31, 2018, Ferrellgas, L.P. recorded a goodwill impairment of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment.

Following is a summary of segment information for the three and six months ended January 31, 2018 and 2017:

	Three months ended January 31, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$637,880	$117,276	$—	$755,156
Direct costs (1)	507,386	114,929	12,213	634,528
Adjusted EBITDA	$130,494	$2,347	$(12,213)	$120,628

	Three months ended January 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$482,463	$96,787	$—	$579,250
Direct costs (1)	370,175	93,718	10,326	474,219
Adjusted EBITDA	$112,288	$3,069	$(10,326)	$105,031

	Six months ended January 31, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$971,775	$238,036	$—	$1,209,811
Direct costs (1)	810,715	228,830	23,422	1,062,967
Adjusted EBITDA	$161,060	$9,206	$(23,422)	$146,844

	Six months ended January 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$753,961	$204,831	$—	$958,792
Direct costs (1)	607,189	196,490	21,063	824,742
Adjusted EBITDA	$146,772	$8,341	$(21,063)	$134,050

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of products sold-midstream operations", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less , "severance charge", "professional fees incurred related to a lawsuit", and "unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net earnings (loss):

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Net earnings (loss)	$6,847	$42,600	$(32,852)	$3,160
Income tax expense (benefit)	(167)	588	204	(3)
Interest expense	34,058	32,748	66,254	64,146
Depreciation and amortization expense	25,485	25,607	51,217	51,809
EBITDA	66,223	101,543	84,823	119,112
Non-cash employee stock ownership plan compensation charge	4,031	2,945	7,993	6,699
Non-cash stock-based compensation charge	—	1,417	—	3,298
Asset impairments	10,005	—	10,005	—
Loss on asset sales and disposals	39,249	45	40,144	6,468
Other income, net	(684)	(763)	(1,195)	(1,271)
Severance costs	—	490	1,663	1,959
Professional fees	2,118	—	2,118	—
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(314)	(646)	1,293	(2,215)
Adjusted EBITDA	$120,628	$105,031	$146,844	$134,050

Following are total assets by segment:

Assets	January 31, 2018	July 31, 2017
Propane operations and related equipment sales	$1,361,856	$1,194,905
Midstream operations	309,952	399,356
Corporate	15,242	15,687
Total consolidated assets	$1,687,050	$1,609,948

Following are capital expenditures by segment:

	Six months ended January 31, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$12,016	$182	$1,245	$13,443
Growth	18,311	1,013	—	19,324
Total	$30,327	$1,195	$1,245	$32,767

	Six months ended January 31, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$5,551	$204	$1,484	$7,239
Growth	9,857	—	—	9,857
Total	$15,408	$204	$1,484	$17,096

L.  Guarantor financial information

The $500.0 million aggregate principal amount of 6.75% senior notes due 2023 co-issued by Ferrellgas, L.P. and Ferrellgas Finance Corp. are fully and unconditionally and jointly and severally guaranteed by all of Ferrellgas, L.P.’s 100% owned subsidiaries except: (i) Ferrellgas Finance Corp; (ii) certain special purposes subsidiaries formed for use in connection with our accounts receivable securitization; and (iii) foreign subsidiaries. Guarantees of these senior notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the assets of a guarantor or (b) all of the capital stock of such guarantor (including by way of merger or consolidation), in each case, to a person that is not Ferrellgas, L.P. or a restricted subsidiary of Ferrellgas, L.P., (ii) if Ferrellgas, L.P. designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon defeasance or discharge of the notes, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.

The guarantor financial information discloses in separate columns the financial position, results of operations and the cash flows of Ferrellgas, L.P. (Parent), Ferrellgas Finance Corp. (co-issuer), Ferrellgas, L.P.’s guarantor subsidiaries on a combined basis, and Ferrellgas, L.P.’s non-guarantor subsidiaries on a combined basis. The dates and the periods presented in the guarantor financial information are consistent with the periods presented in Ferrellgas, L.P.’s condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of January 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,954	$1	$216	$—	$—	$14,171
Accounts and notes receivable, net	(3,004)	—	23,832	235,150	—	255,978
Intercompany receivables	37,988	—	—	—	(37,988)	—
Inventories	95,097	—	14,995	—	—	110,092
Assets held for sale	—	—	52,200	—	—	52,200
Prepaid expenses and other current assets	33,630	—	7,762	1	—	41,393
Total current assets	177,665	1	99,005	235,151	(37,988)	473,834

Property, plant and equipment, net	547,441	—	98,886	—	—	646,327
Goodwill, net	246,098	—	—	—	—	246,098
Intangible assets, net	127,316	—	115,763	—	—	243,079
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	(80,685)	—	—	—	80,685	—
Other assets, net	39,847	—	37,432	433	—	77,712
Total assets	$1,507,682	$1	$351,086	$235,584	$(407,303)	$1,687,050

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$78,054	$—	$3,926	$92	$—	$82,072
Short-term borrowings	261,200	—	—	—	—	261,200
Collateralized note payable	—	—	—	166,000	—	166,000
Intercompany payables	—	—	44,259	(6,271)	(37,988)	—
Other current liabilities	132,047	—	4,074	470	—	136,591
Total current liabilities	471,301	—	52,259	160,291	(37,988)	645,863

Long-term debt	1,462,936	—	450,037	—	(450,000)	1,462,973
Other liabilities	30,653	—	4,769	—	—	35,422
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(481,801)	1	(155,979)	75,293	80,685	(481,801)
Accumulated other comprehensive income	24,593	—	—	—	—	24,593
Total partners' capital (deficit)	(457,208)	1	(155,979)	75,293	80,685	(457,208)
Total liabilities and partners' capital (deficit)	$1,507,682	$1	$351,086	$235,584	$(407,303)	$1,687,050

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of July 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,327	$1	$373	$—	$—	$5,701
Accounts and notes receivable, net	(3,132)	—	58,618	109,598	—	165,084
Intercompany receivables	39,877	—	—	—	(39,877)	—
Inventories	78,963	—	13,589	—	—	92,552
Prepaid expenses and other current assets	26,106	—	7,314	6	—	33,426
Total current assets	147,141	1	79,894	109,604	(39,877)	296,763

Property, plant and equipment, net	537,582	—	194,341	—	—	731,923
Goodwill, net	246,098	—	10,005	—	—	256,103
Intangible assets, net	128,209	—	122,893	—	—	251,102
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	(53,915)	—	—	—	53,915	—
Other assets, net	35,862	—	37,618	577	—	74,057
Total assets	$1,490,977	$1	$444,751	$110,181	$(435,962)	$1,609,948

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$44,026	$—	$41,345	$190	$—	$85,561
Short-term borrowings	59,781	—	—	—	—	59,781
Collateralized note payable	—	—	—	69,000	—	69,000
Intercompany payables	—	—	41,645	(1,768)	(39,877)	—
Other current liabilities	118,039	—	3,776	201	—	122,016
Total current liabilities	221,846	—	86,766	67,623	(39,877)	336,358

Long-term debt	1,649,139	—	450,131	—	(450,000)	1,649,270
Other liabilities	26,790	—	4,300	28	—	31,118
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(421,562)	1	(96,446)	42,530	53,915	(421,562)
Accumulated other comprehensive income	14,764	—	—	—	—	14,764
Total partners' capital (deficit)	(406,798)	1	(96,446)	42,530	53,915	(406,798)
Total liabilities and partners' capital (deficit)	$1,490,977	$1	$444,751	$110,181	$(435,962)	$1,609,948

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended January 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$592,275	$—	$(36)	$—	$—	$592,239
Midstream operations	—	—	117,276	—	—	117,276
Other	22,707	—	22,934	—	—	45,641
Total revenues	614,982	—	140,174	—	—	755,156

Costs and expenses:
Cost of sales - propane and other gas liquids sales	362,927	—	(9)	—	—	362,918
Cost of sales - midstream operations	—	—	107,067	—	—	107,067
Cost of sales - other	2,853	—	17,934	—	—	20,787
Operating expense	114,096	—	9,795	1,833	(2,008)	123,716
Depreciation and amortization expense	18,521	—	6,893	71	—	25,485
General and administrative expense	13,833	3	1,054	—	—	14,890
Equipment lease expense	6,862	—	92	—	—	6,954
Non-cash employee stock ownership plan compensation charge	4,031	—	—	—	—	4,031
Asset impairments	—	—	10,005	—	—	10,005
Loss on asset sales and disposals	555	—	38,694	—	—	39,249

Operating income (loss)	91,304	(3)	(51,351)	(1,904)	2,008	40,054

Interest expense	(21,212)	—	(11,739)	(1,107)	—	(34,058)
Other income (expense), net	408	—	276	2,008	(2,008)	684

Earnings (loss) before income taxes	70,500	(3)	(62,814)	(1,003)	—	6,680

Income tax expense (benefit)	82	—	(249)	—	—	(167)
Equity in earnings (loss) of subsidiary	(63,571)	—	—	—	63,571	—

Net earnings (loss)	6,847	(3)	(62,565)	(1,003)	63,571	6,847

Other comprehensive loss	(8,671)	—	—	—	—	(8,671)

Comprehensive income (loss)	$(1,824)	$(3)	$(62,565)	$(1,003)	$63,571	$(1,824)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended January 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$437,375	$—	$—	$—	$—	$437,375
Midstream operations	—	—	96,787	—	—	96,787
Other	21,609	—	23,479	—	—	45,088
Total revenues	458,984	—	120,266	—	—	579,250

Costs and expenses:
Cost of sales - propane and other gas liquids sales	235,029	—	—	—	—	235,029
Cost of sales - midstream operations	—	—	87,024	—	—	87,024
Cost of sales - other	2,571	—	18,086	—	—	20,657
Operating expense	103,986	—	9,642	539	(1,091)	113,076
Depreciation and amortization expense	18,014	—	7,527	66	—	25,607
General and administrative expense	11,093	3	1,182	—	—	12,278
Equipment lease expense	7,267	—	149	—	—	7,416
Non-cash employee stock ownership plan compensation charge	2,945	—	—	—	—	2,945
Loss on asset sales and disposals	73	—	(28)	—	—	45

Operating income (loss)	78,006	(3)	(3,316)	(605)	1,091	75,173

Interest expense	(21,089)	—	(11,002)	(657)	—	(32,748)
Other income (expense), net	304	—	459	1,091	(1,091)	763

Earnings (loss) before income taxes	57,221	(3)	(13,859)	(171)	—	43,188

Income tax expense	103	—	485	—	—	588
Equity in earnings (loss) of subsidiary	(14,518)	—	—	—	14,518	—

Net earnings (loss)	42,600	(3)	(14,344)	(171)	14,518	42,600

Other comprehensive income	15,776	—	—	—	—	15,776

Comprehensive income (loss)	$58,376	$(3)	$(14,344)	$(171)	$14,518	$58,376

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the six months ended January 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$894,392	$—	$605	$—	$—	$894,997
Midstream operations	—	—	238,036	—	—	238,036
Other	39,384	—	37,394	—	—	76,778
Total revenues	933,776	—	276,035	—	—	1,209,811

Costs and expenses:
Cost of sales - propane and other gas liquids sales	541,746	—	687	—	—	542,433
Cost of sales - midstream operations	—	—	215,192	—	—	215,192
Cost of sales - other	5,562	—	28,927	—	—	34,489
Operating expense	215,328	—	19,058	3,015	(3,223)	234,178
Depreciation and amortization expense	36,868	—	14,206	143	—	51,217
General and administrative expense	24,588	5	3,461	—	—	28,054
Equipment lease expense	13,510	—	185	—	—	13,695
Non-cash employee stock ownership plan compensation charge	7,993	—	—	—	—	7,993
Asset impairments	—	—	10,005	—	—	10,005
Loss on asset sales and disposals	1,463	—	38,681	—	—	40,144

Operating income (loss)	86,718	(5)	(54,367)	(3,158)	3,223	32,411

Interest expense	(41,606)	—	(22,924)	(1,724)	—	(66,254)
Other income (expense), net	623	—	572	3,223	(3,223)	1,195

Earnings (loss) before income taxes	45,735	(5)	(76,719)	(1,659)	—	(32,648)

Income tax expense	72	—	132	—	—	204
Equity in earnings (loss) of subsidiary	(78,515)	—	—	—	78,515	—

Net earnings (loss)	(32,852)	(5)	(76,851)	(1,659)	78,515	(32,852)

Other comprehensive income	9,829	—	—	—	—	9,829

Comprehensive income (loss)	$(23,023)	$(5)	$(76,851)	$(1,659)	$78,515	$(23,023)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the six months ended January 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$679,774	$—	$—	$—	$—	$679,774
Midstream operations	—	—	204,831	—	—	204,831
Other	38,935	—	35,252	—	—	74,187
Total revenues	718,709	—	240,083	—	—	958,792

Costs and expenses:
Cost of sales - propane and other gas liquids sales	354,241	—	—	—	—	354,241
Cost of sales - midstream operations	—	—	181,666	—	—	181,666
Cost of sales - other	5,001	—	27,402	—	—	32,403
Operating expense	201,641	—	19,888	(1,566)	(1,801)	218,162
Depreciation and amortization expense	36,291	—	15,399	119	—	51,809
General and administrative expense	23,956	5	2,586	—	—	26,547
Equipment lease expense	14,477	—	288	—	—	14,765
Non-cash employee stock ownership plan compensation charge	6,699	—	—	—	—	6,699
Loss on asset sales and disposals	1,520	—	4,948	—	—	6,468

Operating income (loss)	74,883	(5)	(12,094)	1,447	1,801	66,032

Interest expense	(41,441)	—	(21,675)	(1,027)	(3)	(64,146)
Other income (expense), net	257	—	1,014	1,798	(1,798)	1,271

Earnings (loss) before income taxes	33,699	(5)	(32,755)	2,218	—	3,157

Income tax expense (benefit)	74	—	(77)	—	—	(3)
Equity in earnings (loss) of subsidiary	(30,465)	—	—	—	30,465	—

Net earnings (loss)	3,160	(5)	(32,678)	2,218	30,465	3,160

Other comprehensive income	25,152	—	—	—	—	25,152

Comprehensive income (loss)	$28,312	$(5)	$(32,678)	$2,218	$30,465	$28,312

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended January 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(57,734)	$(5)	$13,335	$120,563	$(97,000)	$(20,841)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,862)	—	—	—	—	(14,862)
Capital expenditures	(34,391)	—	(1,302)	—	—	(35,693)
Proceeds from sale of assets	4,207	—	—	—	—	4,207
Cash collected for purchase of interest in accounts receivable	—	—	—	574,783	(574,783)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(671,783)	671,783	—
Net changes in advances with consolidated entities	132,748	—	—	—	(132,748)	—
Net cash provided by (used in) investing activities	87,702	—	(1,302)	(97,000)	(35,748)	(46,348)

Cash flows from financing activities:
Distributions	(35,380)	—	—	—	—	(35,380)
Proceeds from increase in long-term debt	23,580	—	—	—	—	23,580
Payments on long-term debt	(1,267)	—	—	—	—	(1,267)
Net reductions in short-term borrowings	(7,879)	—	—	—	—	(7,879)
Net additions to collateralized short-term borrowings	—	—	—	97,000	—	97,000
Net changes in advances with parent	—	5	(12,190)	(120,563)	132,748	—
Cash paid for financing costs	(395)	—	—	—	—	(395)
Net cash provided by (used in) financing activities	(21,341)	5	(12,190)	(23,563)	132,748	75,659

Increase (decrease) in cash and cash equivalents	8,627	—	(157)	—	—	8,470
Cash and cash equivalents - beginning of year	5,327	1	373	—	—	5,701
Cash and cash equivalents - end of year	$13,954	$1	$216	$—	$—	$14,171

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended January 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$85,916	$(5)	$(47,221)	$75,611	$(69,000)	$45,301

Cash flows from investing activities:
Capital expenditures	(19,686)	—	(82)	—	—	(19,768)
Proceeds from sale of assets	4,591	—	—	—	—	4,591
Cash collected for purchase of interest in accounts receivable	—	—	—	469,600	(469,600)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(538,600)	538,600	—
Net changes in advances with consolidated entities	28,408	—	—	—	(28,408)	—
Other	(37)	—	—	—	—	(37)
Net cash provided by (used in) investing activities	13,276	—	(82)	(69,000)	40,592	(15,214)

Cash flows from financing activities:
Distributions	(84,500)	—	—	—	—	(84,500)
Contributions from Partners	167,640	—	—	—	—	167,640
Proceeds from increase in long-term debt	36,444	—	—	—	—	36,444
Payments on long-term debt	(172,790)	—	—	—	—	(172,790)
Net reductions in short-term borrowings	(35,692)	—	—	—	—	(35,692)
Net additions to collateralized short-term borrowings	—	—	—	69,000	—	69,000
Net changes in advances with parent	—	5	47,198	(75,611)	28,408	—
Cash paid for financing costs	(1,422)	—	—	—	—	(1,422)
Net cash provided by (used in) financing activities	(90,320)	5	47,198	(6,611)	28,408	(21,320)

Increase (decrease) in cash and cash equivalents	8,872	—	(105)	—	—	8,767
Cash and cash equivalents - beginning of year	4,472	1	417	—	—	4,890
Cash and cash equivalents - end of year	$13,344	$1	$312	$—	$—	$13,657

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

On February 20, 2018, Ferrellgas, L.P. completed the sale of 1,072 rail cars utilized in the Midstream operations segment and received approximately $47.0 million in cash. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas L.P.'s secured credit facility. See additional discussions on the completed rail car sale in Note C - Supplemental financial statement information.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	January 31, 2018	July 31, 2017
ASSETS
Cash	$1,100	$1,100
Other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	71,052	67,336
Accumulated deficit	(70,952)	(65,736)
Total stockholder's equity	$1,100	$2,600
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2018	2017	2018	2017

General and administrative expense	$3,666	$3,400	$5,216	$4,950

Net loss	$(3,666)	$(3,400)	$(5,216)	$(4,950)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,216)	$(4,950)
Changes in operating assets and liabilities:
Other current assets	1,500	1,500
Cash used in operating activities	(3,716)	(3,450)

Cash flows from financing activities:
Capital contribution	3,716	3,450
Cash provided by financing activities	3,716	3,450

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
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

The indentures governing the senior notes agreements contains various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of January 31, 2018, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	"GAAP" refers to accounting principles generally accepted in the United States;

•	“retail sales” refers to Propane and other gas liquid sales: Retail - Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	Ferrellgas' ability to refinance or replace its secured credit facility and/or its accounts receivable securitization facility;

•	the effect of weather conditions on the demand for propane;

•	the prices of wholesale propane, motor fuel and crude oil;

•	disruptions to the supply of propane;

•	competition from other industry participants and other energy sources;

•	energy efficiency and technology advances;

•	the termination or non-renewal of certain arrangements or agreements;

•	adverse changes in our relationships with our national tank exchange customers;

•	significant delays in the collection of, or uncollectibility of, accounts or notes receivable;

•	customer, counterparty, supplier or vendor defaults;

•	changes in demand for, and production of, hydrocarbon products;

•	capacity overbuild of midstream energy infrastructure in our midstream operational areas;

•	increased trucking regulations;

•	cost increases that exceed contractual rate increases for our logistics services;

•	inherent operating and litigation risks in gathering, transporting, handling and storing propane and crude oil;

•	our inability to complete acquisitions or to successfully integrate acquired operations;

•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;

•	the impact of pending and future legal proceedings;

•	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber attack;

•	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;

•	economic and political instability, particularly in areas of the world tied to the energy industry; and

•	disruptions in the capital and credit markets.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2017 and under Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

Recent developments

Rail car sale

During the quarter ended January 31, 2018, we committed to a plan to dispose of all of our rail cars utilized in the Midstream operations segment and as a result, reclassified 1,292 rail cars from "Property, plant and equipment, net" to "Assets held for sale" on our condensed consolidated balance sheet as of January 31, 2018. For the three and six months ended January 31, 2018, "Loss on asset sales and disposals" includes a loss of $35.5 million related to the write-down of these rail cars classified as "Assets held for sale".

In February 2018 we sold 1,072 rail cars and received approximately $47.0 million in cash, which we used to reduce borrowings under our senior secured credit facility. We expect that the sale will reduce our interest expense in future periods, improve our credit metrics, and lessen our reliance on our senior secured credit facility as we move forward with growth efforts. We expect that the liquidity benefits from the sale of these assets will be achieved without impacting our forecasted Adjusted EBTIDA.

Bridger Energy, LLC sale

In January 2018 we completed the sale of Bridger Energy, LLC, a subsidiary of Bridger Logistics, which is a subsidiary of Ferrellgas, L.P. With the sale, we exited Bridger Energy's oil purchase and sale activity, and as a result will be able to realize a near-term reduction of approximately $80 million in letters of credit issued on our senior secured credit facility to support Bridger Energy.

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

Our consolidated leverage ratio was 6.96x as of January 31, 2018; the margin allows for approximately $193.2 million of additional borrowing capacity or approximately $24.9 million less EBITDA. This covenant also restricts the operating partnership's ability to make payments to Ferrellgas Partners for purposes of funding quarterly common unit distributions as discussed above.

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

Our consolidated interest ratio was 2.14x as of January 31, 2018; the margin allows for approximately $25.3 million of additional interest expense or approximately $44.3 million less EBITDA.

Consolidated fixed charge coverage ratio

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows us to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of January 31, 2018, the ratio was 1.59x. As a result, the $9.8 million distribution to be paid to common unitholders on March 16, 2018 will be taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken as a result of the distributions paid in September 2017 and December 2017, leaves $20.6 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

Debt and interest expense reduction strategy

We continue to execute on a strategy to further reduce our debt and interest expense. This strategy may include amending or refinancing existing debt agreements, additional asset sales (see Recent Developments above for such actions taken since October 31, 2017), a reduction in Ferrellgas Partners' annual distribution rate or the issuance of equity. We believe any debt and interest expense reduction strategies would remain in effect until our consolidated leverage ratio reaches 4.5x or a level that we deem appropriate for our business.

If we are unsuccessful with our strategy to further reduce debt and interest expense, or are unsuccessful in renegotiating our secured credit facility and our accounts receivable securitization facility, which both mature in October 2018, or are unable to secure alternative liquidity sources, we may not have the liquidity to fund our operations after that maturity date.

Failure to maintain compliance with these and other covenants in our agreements or failure to renew or replace liquidity available under the secured credit facility and the accounts receivable securitization facility could have a material, adverse effect on our operating capacity and cash flows and could further restrict our ability to incur debt, pay interest on the notes or to make cash distributions to unitholders. An inability to pay interest on the notes could result in an event of default that would permit the acceleration of all of our indebtedness. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration under other debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full and we may be unable to borrow sufficient funds to refinance debt, in which case investors in common units and our debt instruments could experience a partial or total loss of their investment.

As a result of the October 2018 maturity date of Ferrellgas' secured credit facility, the entire balance outstanding at January 31, 2018 has been classified as a current liability in the condensed consolidated balance sheets as of January 31, 2018. The absence of a plan to renew or refinance this debt would raise substantial doubt about Ferrellgas' ability to continue as a going concern. Ferrellgas is working to renew or replace the secured credit facility and the accounts receivable securitization facility. Potential options include extending the current secured credit facility and accounts receivable securitization facility, entering into a new secured credit facility and accounts receivable securitization facility, or securing alternative financing from different sources. Ferrellgas believes it is probable that it will be able to obtain sufficient capital to meet anticipated liquidity demands and, therefore, does not believe there is substantial doubt about our ability to continue as a going concern.

Distributions

On February 22, 2018 the board of directors of our general partner announced a quarterly distribution of $0.10, payable on March 16, 2018, to all unitholders of record as of March 9, 2018, which equates to an annual distribution rate of $0.40. On December 15, 2017 and September 14, 2017, we also paid a quarterly distribution of $0.10.

U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was signed into law, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the 2017 Act that could affect Ferrellgas and its subsidiaries include, but are not limited to, a reduction of the federal corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense, and full expensing for certain qualified property.
Ferrellgas has adjusted all federal net deferred tax assets of its corporate subsidiaries using the lower federal corporate income tax rate. Since the corporate subsidiaries are fiscal year tax filers with a tax year straddling the effective date of the 2017 Act, a blended corporate tax federal rate has been applied in accordance with the requirements of Internal Revenue Code Section 15.
While we do not expect the 2017 Act to have a material impact on our results, Ferrellgas will continue to analyze the 2017 Act to determine the full effects of the new law on its consolidated financial statements.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on Adjusted EBITDA. We do not utilize depreciation, depletion and amortization expense in our key measures, because we focus our performance management on cash flow generation and our revenue generating assets have long useful lives.

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

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. Normal temperatures are the average of the last 30 years of information published by the

National Oceanic and Atmospheric Administration. Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

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

We employ risk management activities that attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment.

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2018 and 2019 sales commitments and, as of January 31, 2018, have experienced net mark-to-market gains of approximately $24.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2018, we estimate 72% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.
Midstream Operations

Our midstream operations primarily include crude oil logistics ("Bridger Logistics"). Bridger Logistics primarily generates income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger Logistics services include transportation through its operation of a fleet of trucks, tank trailers and pipeline injection terminals. We primarily operate in major oil and gas basins across the continental United States. Additionally, midstream operations includes water solutions which generates income primarily through the operation of salt water disposal wells in the Eagle Ford shale region of south Texas.

Summary Discussion of Results of Operations:

For the three months ended January 31, 2018 and 2017

During the three months ended January 31, 2018, we generated net loss attributable to Ferrellgas Partners L.P. of $1.8 million, compared to net earnings attributable to Ferrellgas Partners L.P. of $38.1 million during the three months ended January 31, 2017.

Our propane operations and related equipment sales segment generated operating income of $101.8 million during the three months ended January 31, 2018, compared to operating income of $95.3 million during the three months ended January 31, 2017. Due to the seasonal nature of demand for propane, sales volumes of our propane operations and related equipment sales segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The increase in operating income resulted from a $27.0 million increase in gross margin largely offset by a

$10.7 million increase in operating expenses and a $10.0 million impairment of goodwill related to an immaterial reporting unit.

Our midstream operations segment generated an operating loss of $42.3 million during the three months ended January 31, 2018 compared to an operating loss of $4.4 million during the three months ended January 31, 2017. This increase in operating loss is primarily due to a $35.5 million loss on the disposal of rail car assets recognized in fiscal 2018.

Corporate operations recognized an operating loss of $19.4 million during the three months ended January 31, 2018, compared to an operating loss of $15.8 million recognized during the three months ended January 31, 2017. This increase in operating loss is primarily due to a $4.5 million increase in legal costs, partially offset by a $1.0 million decrease in corporate personnel costs.

“Interest expense” for Ferrellgas increased $5.9 million primarily due to increased interest rates on the secured credit facility and accounts receivable securitization facility, as well as increased interest rates associated with the $175.0 million of debt issued by Ferrellgas Partners in January 2017, which replaced a portion of the borrowings under the secured credit facility.

Distributable cash flow attributable to equity investors increased to $79.2 million in the current period from $68.9 million in the prior period primarily due to a $15.6 million increase in our Adjusted EBITDA, partially offset by a $5.0 million increase in net cash interest expense.

Distributable cash flow excess increased to $67.9 million in the current period from $57.8 million in the prior period, primarily due to a $15.6 million increase in our Adjusted EBITDA, partially offset by a $5.0 million increase in net cash interest expense.

For the six months ended January 31, 2018 and 2017

During the six months ended January 31, 2018, we generated net loss attributable to Ferrellgas Partners L.P. of $49.8 million, compared to $5.0 million during the six months ended January 31, 2017.

Our propane operations and related equipment sales segment generated operating income of $113.0 million during the six months ended January 31, 2018, compared to operating income of $111.9 million during the six months ended January 31, 2017. Due to the seasonal nature of demand for propane, sales volumes of our propane operations and related equipment sales segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year. The slight increase in operating income resulted from the $27.5 million increase in gross margin being largely offset by a $17.1 million increase in operating expenses and a $10.0 million impairment of goodwill related to an immaterial reporting unit.

Our midstream operations segment generated an operating loss of $45.1 million during the six months ended January 31, 2018 compared to an operating loss of $11.9 million during the six months ended January 31, 2017. This increase in operating loss is primarily due to a $35.5 million loss on disposal of rail car assets recognized in fiscal 2018.

Corporate operations recognized an operating loss of $35.5 million during the six months ended January 31, 2018, compared to an operating loss of $33.9 million recognized during the six months ended January 31, 2017. This increase in operating loss is primarily due to a $6.1 million increase in legal costs, partially offset by $2.0 million of decreased non-cash compensation charges and a $2.7 million decrease in corporate personnel costs.

“Interest expense” for Ferrellgas increased $11.2 million primarily due to increased interest rates on the secured credit facility and accounts receivable securitization facility, as well as increased interest rates associated with the $175.0 million of debt issued by Ferrellgas Partners in January 2017, which replaced a portion of the borrowings under the secured credit facility.

Distributable cash flow attributable to equity investors of $59.9 million in the current period decreased from $62.7 million in the prior period primarily due to a $9.5 million increase in net cash interest expense, a $6.3 million increase in maintenance capital expenditures, partially offset by a $12.8 million increase in our Adjusted EBITDA. The increase in maintenance capital expenditures was primarily for the purchase of new propane delivery trucks.

Distributable cash flow excess increased to $39.3 million in the current period from $1.9 million in the prior period, primarily due to a $40.1 million decrease in distributions paid to common unitholders and a $12.8 million increase in our Adjusted EBITDA, partially offset by a $9.5 million increase in net cash interest expense and a $6.3 million increase in maintenance capital expenditures.

Consolidated Results of Operations

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2018	2017	2018	2017
Total revenues	$755,156	$579,250	$1,209,811	$958,792

Total cost of sales	490,772	342,710	792,114	568,310

Operating expense	123,716	113,076	234,178	218,162
Depreciation and amortization expense	25,485	25,607	51,217	51,809
General and administrative expense	14,891	12,279	28,055	26,548
Equipment lease expense	6,954	7,416	13,695	14,765
Non-cash employee stock ownership plan compensation charge	4,031	2,945	7,993	6,699
Asset impairments	10,005	—	10,005	—
Loss on asset sales and disposals	39,249	45	40,144	6,468
Operating income	40,053	75,172	32,410	66,031
Interest expense	(42,673)	(36,819)	(83,480)	(72,247)
Other income, net	684	763	1,195	1,271
Earnings (loss) before income taxes	(1,936)	39,116	(49,875)	(4,945)
Income tax expense (benefit)	(162)	588	215	(2)
Net earnings (loss)	(1,774)	38,528	(50,090)	(4,943)
Net earnings (loss) attributable to noncontrolling interest	69	430	(332)	32
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(1,843)	38,098	(49,758)	(4,975)
Less: General partner's interest in net earnings (loss)	(19)	381	(498)	(50)
Common unitholders' interest in net earnings (loss)	$(1,824)	$37,717	$(49,260)	$(4,925)

Non-GAAP Financial Measures

In this Quarterly Report we present three primary non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, and Distributable cash flow attributable to common unitholders.

Adjusted EBITDA. Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposals, other income, net, severance costs, professional fees incurred related to a lawsuit, unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments, and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table summarizes EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors and Distributable cash flow attributable to common unitholders for the three and six months ended January 31, 2018 and 2017, respectively:

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2018	2017	2018	2017
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(1,843)	$38,098	$(49,758)	$(4,975)
Income tax expense (benefit)	(162)	588	215	(2)
Interest expense	42,673	36,819	83,480	72,247
Depreciation and amortization expense	25,485	25,607	51,217	51,809
EBITDA	66,153	101,112	85,154	119,079
Non-cash employee stock ownership plan compensation charge	4,031	2,945	7,993	6,699
Non-cash stock-based compensation charge	—	1,417	—	3,298
Asset impairments	10,005	—	10,005	—
Loss on asset sales and disposals	39,249	45	40,144	6,468
Other income, net	(684)	(763)	(1,195)	(1,271)
Severance costs	—	490	1,663	1,959
Professional fees (d)	2,118	—	2,118	—
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(314)	(646)	1,293	(2,215)
Net earnings (loss) attributable to noncontrolling interest	69	430	(332)	32
Adjusted EBITDA	120,627	105,030	146,843	134,049
Net cash interest expense (a)	(39,734)	(34,712)	(77,791)	(68,330)
Maintenance capital expenditures (b)	(4,640)	(3,754)	(13,344)	(7,076)
Cash paid for taxes	(6)	(25)	(12)	(26)
Proceeds from asset sales	2,999	2,313	4,207	4,033
Distributable cash flow attributable to equity investors	79,246	68,852	59,903	62,650
Distributable cash flow attributable to general partner and non-controlling interest	1,585	1,377	1,198	1,253
Distributable cash flow attributable to common unitholders	77,661	67,475	58,705	61,397
Less: Distributions paid to common unitholders	9,716	9,715	19,431	59,506
Distributable cash flow excess (c)	$67,945	$57,760	$39,274	$1,891

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

(d)	Professional fees incurred related to a lawsuit.

Segment Operating Results for the three months ended January 31, 2018 and 2017

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to the following transactions. In January 2018, we completed the sale of Bridger Energy, LLC, a subsidiary of Bridger Logistics, which is a subsidiary of Ferrellgas, L.P. After January 2018, we will no longer report oil purchase and sale activity within the midstream reporting segment. In February 2018, we announced the sale of 1,072 rail cars from our crude oil logistics operations. Most of these rail cars were in storage and incurring storage fees, while fewer were leased to a third party under a multi-year contract. The sale of these rail cars will not significantly affect future revenues or operating income within the midstream reporting segment.

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)
Three months ended January 31,	2018	2017	Increase (Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	235,071	201,580	33,491	17%
Wholesale - Sales to Resellers	74,942	66,152	8,790	13%
	310,013	267,732	42,281	16%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$417,472	$313,169	$104,303	33%
Wholesale - Sales to Resellers	128,654	103,223	25,431	25%
Other Gas Sales (a)	46,113	20,983	25,130	120%
Other (b)	45,641	45,088	553	1%
Propane and related equipment revenues	$637,880	$482,463	$155,417	32%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$182,129	$158,369	$23,760	15%
Wholesale - Sales to Resellers (a)	47,192	43,977	3,215	7%
Other (b)	24,854	24,431	423	2%
Propane and related equipment gross margin	$254,175	$226,777	$27,398	12%

Operating, general and administrative expense (d)	$117,306	$106,651	$10,655	10%
Equipment lease expense	6,375	6,704	(329)	(5)%

Operating income	$101,767	$95,332	$6,435	7%
Depreciation and amortization expense	18,167	18,017	150	1%
Loss on asset sales and disposals	555	73	482	660%
Asset impairments	10,005	—	10,005	NM
Unrealized (non-cash) gains on changes in fair value of derivatives not designated as hedging instruments	—	(1,134)	1,134	100%
Adjusted EBITDA	$130,494	$112,288	$18,206	16%

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

Propane sales volumes during the three months ended January 31, 2018 increased 16% or 42.3 million gallons, from that of the prior year period due to 33.5 million and 8.8 million of increased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2018 was approximately 5% warmer than normal, but 12% colder than the prior year period. Retail and wholesale gallons increased due to a combination of efforts to increase market share and colder weather.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended January 31, 2018 averaged 46% and 45% greater than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.95 and $0.65 per gallon during the three months ended January 31, 2018 and 2017, respectively, while the wholesale market price at Conway, Kansas averaged $0.90 and $0.62 per gallon during the three months ended January 31, 2018 and 2017, respectively.

Revenues

Retail sales increased $104.3 million compared to the prior period. This increase resulted from a $52.3 million increase in sales price per gallon and $52.0 million from increased sales volumes, both as discussed above.

Wholesale sales increased $25.4 million compared to the prior period. This increase resulted from a $13.9 million increase in sales volumes and an $11.5 million increase in sales price per gallon, both as discussed above.

Other gas sales increased $25.1 million compared to the prior year period due to both an increase in sales volumes and sales price per gallon, as discussed above.

Other revenues increased $0.6 million compared to the prior year period, primarily due to an increase in the sales of certain lower margin equipment.

Gross margin - Propane and other gas liquids sales

Gross margin increased $27.0 million primarily due to the 42.3 million increase in gallon sales as discussed above, partially offset by a slight decrease in gross margin per gallon. The increase in retail gross margin of $23.8 million resulted from efforts to increase market share and to a lesser extent colder weather. The increase in wholesale gross margin primarily relates to increased volumes related to colder weather, partially offset by decreased gross margin per gallon.

Operating income

Operating income increased $6.4 million primarily due to a $27.0 million increase in Gross margin - Propane and other gas liquid sales, partially offset by a $10.7 million increase in "Operating, general and administrative expense" and a $10.0 million "Asset impairments". "Operating, general and administrative expense" increased primarily due to a $5.6 million increase in personnel costs and a $3.8 million increase in vehicle costs, both related to the increase in gallons sold as discussed above, and a $1.3 million increase in bad debt expense. The "Asset impairments" relates to an impairment of goodwill of an immaterial reporting unit.

Adjusted EBITDA

Adjusted EBITDA increased $18.2 million primarily due to a $27.0 million increase in Gross margin - Propane and other gas liquid sales, partially offset by a $9.5 million increase in "Operating, general and administrative expense"" "Operating, general and administrative expense" increased primarily due to a $5.6 million increase in personnel costs and a $2.7 million increase in vehicle costs, both related to the increase in gallons sold as discussed above and a $1.3 million increase in bad debt expense.

Midstream operations

The following table summarizes the volume of product hauled, sold and processed, as well as Adjusted EBITDA results of our midstream operations segment for the periods indicated:

(amounts in thousands)
Three months ended January 31,	2018	2017	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	11,065	13,005	(1,940)	(15)%
Crude oil sold	1,556	1,326	230	17%
Salt water volume processed	4,851	4,002	849	21%

Revenues -
Crude oil and other logistics	$15,886	$19,573	$(3,687)	(19)%
Crude oil sales	97,646	74,794	22,852	31%
Other	3,744	2,510	1,234	49%
	$117,276	$96,877	$20,399	21%

Gross margin - (a)
Crude oil and other logistics	$6,550	$3,829	$2,721	71%
Crude oil sales	2,365	4,888	(2,523)	(52)%
Other	1,294	1,046	248	24%
	$10,209	$9,763	$446	5%

Operating, general, and administrative expenses (b)	$7,464	$7,041	$423	6%
Equipment lease expense	84	141	(57)	(40)%

Operating loss	$(42,299)	$(4,400)	$(37,899)	NM
Depreciation and amortization expense	6,266	7,009	(743)	(11)%
Loss (gain) on asset sales and disposals	38,694	(28)	38,722	NM
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	(314)	488	(802)	NM
Adjusted EBITDA	$2,347	$3,069	$(722)	(24)%

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

Crude oil hauled during the three months ended January 31, 2018 decreased 15%, or 1.9 million barrels, from that of the prior period primarily due to decreased short haul trucking volumes.

Revenues

Crude oil sales increased 31% or $22.9 million compared to the prior period, while crude oil and other logistics revenue decreased 19% or $3.7 million. The increase in crude oil sales reflects $13.0 million related to the increase in the crude oil volumes sold and a $9.9 million increase due to the increase in the market price of crude oil. The decrease in crude oil and other logistics revenues is driven by the trucking industry related labor shortages.

Gross margin

Gross margin increased 5% or $0.4 million compared to the prior period, primarily due to a $2.7 million increase related to crude oil and other logistics hauling, partially offset by a $2.5 million decrease related to crude oil sales. Despite decreased volumes and revenues, crude oil and other logistics gross margin increased primarily due to the benefits from the cessation of barge operations related to a transportation and logistics agreement with Jamex Marketing, LLC (the "Jamex TLA"). Crude oil sales gross margin decreased primarily due to smaller margins on contracted physical crude deals from market conditions in the Niobrara region.

Operating loss

Operating loss increased by $37.9 million during the three months ended January 31, 2018 as compared to the three months ended January 31, 2017. This increase in operating loss was primarily due to a $35.5 million loss on disposal of rail car assets recognized in fiscal 2018, partially offset by a $0.4 million decrease in gross margin as discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $0.7 million primarily due to $0.4 million decrease in gross margin, as discussed above.

Corporate

The following table summarizes the financial results of our corporate operations for the periods indicated:

(amounts in thousands)
Three months ended January 31,	2018	2017	Increase (Decrease)

Operating, general and administrative expense (a)	$13,837	$11,664	$2,173	19%
Equipment lease expense	495	570	(75)	(13)%

Operating loss	$(19,415)	$(15,760)	$(3,655)	(23)%
Depreciation and amortization expense	1,052	581	471	81%
Non-cash employee stock ownership plan compensation charge	4,031	2,945	1,086	37%
Non-cash stock based compensation charge	—	1,417	(1,417)	(100)%
Severance costs	—	490	(490)	NM
Professional fees (b)	2,118	—	2,118	NM
Adjusted EBITDA	$(12,214)	$(10,327)	$(1,887)	(18)%

(a) Some general and administrative expenses have been allocated to other segments.
(b) Professional fees incurred related to a lawsuit.

Operating loss

Corporate recognized an operating loss of $19.4 million during the three months ended January 31, 2018, compared to an operating loss of $15.8 million recognized during the three months ended January 31, 2017. This increase in operating loss is primarily due to a $4.5 million increase in legal costs, partially offset by a $1.0 million decrease in corporate personnel costs.

Adjusted EBITDA

The Adjusted EBITDA loss within "Corporate" increased by $1.9 million primarily due to $2.4 million in increased legal costs, partially offset by a $0.5 million reduction in corporate personnel expenses, both as discussed above.

Segment Operating Results for the six months ended January 31, 2018 and 2017

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to the following transactions. In January 2018, we completed the sale of Bridger Energy, LLC, a subsidiary of Bridger Logistics, which is a subsidiary of Ferrellgas, L.P. After January 2018, we will no longer report oil purchase and sale activity within the midstream reporting segment. In February 2018, we announced the sale of 1,072 rail cars from our crude oil logistics operations. Most of these rail cars were in storage and incurring storage fees, while fewer were leased to a third party under a multi-year contract. Thus, this sale of rail cars will not significantly affect future revenues or operating income within the midstream reporting segment.

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)
Six months ended January 31,	2018	2017	Increase (Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	354,365	312,768	41,597	13%
Wholesale - Sales to Resellers	128,371	118,142	10,229	9%
	482,736	430,910	51,826	12%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$601,266	$461,786	$139,480	30%
Wholesale - Sales to Resellers	227,083	187,442	39,641	21%
Other Gas Sales (a)	66,648	30,546	36,102	118%
Other (b)	76,778	74,187	2,591	3%
Propane and related equipment other revenues	$971,775	$753,961	$217,814	29%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$260,560	$239,754	$20,806	9%
Wholesale - Sales to Resellers (a)	92,004	85,779	6,225	7%
Other (b)	42,289	41,784	505	1%
Propane and related equipment gross margin	$394,853	$367,317	$27,536	7%

Operating, general and administrative expense (d)	$221,571	$204,510	$17,061	8%
Equipment lease expense	12,580	13,277	(697)	(5)%

Operating income	$112,979	$111,860	$1,119	1%
Depreciation and amortization expense	36,255	36,150	105	—%
Loss on asset sales and disposals	1,463	1,520	(57)	(4)%
Asset impairments	10,005	—	10,005	NM
Severance costs	358	253	105	42%
Unrealized (non-cash) gains on changes in fair value of derivatives not designated as hedging instruments	—	(3,011)	3,011	NM
Adjusted EBITDA	$161,060	$146,772	$14,288	10%

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

Propane sales volumes during the six months ended January 31, 2018 increased 12% or 51.8 million gallons, from that of the prior year period due to 41.6 million and 10.2 million of increased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2018 was approximately 7% warmer than normal, but 13% colder than the prior year period. Retail and wholesale gallons increased due to a combination of efforts to increase market share and colder weather.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the six months ended January 31, 2018 averaged 58% and 62% greater than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.90 and $0.57 per gallon during the six months ended January 31, 2018 and 2017, respectively, while the wholesale market price at Conway, Kansas averaged $0.86 and $0.53 per gallon during the six months ended January 31, 2018 and 2017, respectively.

Revenues

Retail sales increased $139.5 million compared to the prior period. This increase resulted from a $78.1 million increase in sales price per gallon and $61.4 million from increased sales volumes, both as discussed above.

Wholesale sales increased $39.6 million compared to the prior period. This increase resulted from a $23.4 million increase in sales price per gallon and $16.2 million from increased sales volumes, both as discussed above.

Other gas sales increased $36.1 million compared to the prior year period primarily due to increased sales price per gallon and to a lesser extent an increase in sales volumes, as discussed above.

Other revenues increased $2.6 million compared to the prior year period, primarily due to an increase in the sales of certain lower margin equipment.

Gross margin - Propane and other gas liquids sales

Gross margin increased $27.0 million primarily due to the 51.8 million increase in gallon sales as discussed above, partially offset by a slight decrease in gross margin per gallon. The increase in retail gross margin of $20.8 million resulted from efforts to increase market share and to a lesser extent colder weather, partially offset by a decrease in gross margin per gallon. The increase in wholesale gross margin primarily relates to increased volumes related to colder weather, partially offset by a slight decreased gross margin per gallon.

Operating income

Operating income increased $1.1 million primarily due to a $27.0 million increase in Gross margin - Propane and other gas liquids sales offset by a $17.1 million increase in "Operating, general and administrative expense" and a $10.0 million "Asset impairment". "Operating, general and administrative expense" increased primarily due to a $7.4 million increase in personnel costs and a $5.7 million increase in vehicle costs, both related to the increase in gallons sold as discussed above and a $1.9 million increase in bad debt expense. The "Asset impairments" relates to an impairment of goodwill of an immaterial reporting unit.

Adjusted EBITDA

Adjusted EBITDA increased $14.3 million primarily due to a $27.0 million increase in Gross margin - Propane and other gas liquids sales offset by a $13.9 million increase in "Operating, general and administrative expense." "Operating, general and administrative expense" increased primarily due to a $7.3 million increase in personnel costs related to the increase in gallons sold as discussed above, a $2.7 million increase in vehicle costs and a $1.9 million increase in bad debt expense.

Midstream operations

The following table summarizes the volume of product hauled, sold and processed, as well as Adjusted EBITDA results of our midstream operations segment for the periods indicated:

(amounts in thousands)
Six months ended January 31,	2018	2017	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	23,215	24,269	(1,054)	(4)%
Crude oil sold	3,385	3,118	267	9%
Salt water volume processed	9,791	7,705	2,086	27%

Revenues -
Crude oil logistics	$33,227	$40,614	$(7,387)	(18)%
Crude oil sales	196,665	159,481	37,184	23%
Other	8,144	4,736	3,408	72%
	$238,036	$204,831	$33,205	16%

Gross margin (a)
Crude oil logistics	$17,506	$10,994	$6,512	59%
Crude oil sales	3,014	10,292	(7,278)	(71)%
Other	2,324	1,879	445	24%
	$22,844	$23,165	$(321)	(1)%

Operating, general, and administrative expenses (b)	$16,068	$15,578	$490	3%
Equipment lease expense	168	270	(102)	(38)%

Operating loss	$(45,053)	$(11,947)	$(33,106)	(277)%
Depreciation and amortization expense	12,980	14,316	(1,336)	(9)%
Loss on asset sales and disposals	38,681	4,948	33,733	682%
Severance costs	1,305	227	1,078	475%
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	1,293	796	497	NM
Adjusted EBITDA	$9,206	$8,340	$866	10%

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

Crude oil hauled during the six months ended January 31, 2018 decreased 4%, or 1.1 million barrels, from that of the prior period primarily due to decreased short haul trucking volumes.

Revenues

Crude oil sales increased 23% or $37.2 million compared to the prior period, while crude oil and other logistics revenue decreased 18% or $7.4 million. The increase in crude oil sales reflects a $23.6 million increase related to the increase in the market price of crude oil and a $13.6 million increase related to increased sales volumes. The decrease in crude oil and other logistics revenues is driven by the trucking industry related labor shortages.

Gross margin

Gross margin decreased 1% or $0.3 million compared to the prior period, primarily due to a $7.3 million decrease related to crude oil sales, partially offset by a $6.5 million increase related to crude oil and other logistics hauling. Crude oil sales gross margin decreased primarily due to smaller margins on contracted physical crude deals from market conditions in the Niobrara region. Despite decreased volumes and revenues, crude oil and other logistics gross margin increased primarily due to the benefits from the cessation of barge operations related to the Jamex TLA.

Operating loss

Operating loss increased by $33.1 million during the six months ended January 31, 2018 as compared to the six months ended January 31, 2017. This increase in operating loss was primarily due to a $35.5 million loss on disposal of rail car assets recognized in fiscal 2018.

Adjusted EBITDA

Adjusted EBITDA increased $0.9 million primarily due to a $0.6 million decrease in operating, general and administrative costs. Operating, general and administrative costs decreased $0.6 million primarily due to a $0.3 million decrease in personnel costs.

Corporate

The following table summarizes the financial results of our corporate operations for the periods indicated:

(amounts in thousands)
Six months ended January 31,	2018	2017	Increase (Decrease)

Operating, general and administrative expense (a)	$24,594	$24,623	$(29)	—%
Equipment lease expense	947	1,217	(270)	(22)%

Operating loss	$(35,516)	$(33,882)	$(1,634)	(5)%
Depreciation and amortization expense	1,982	1,343	639	48%
Non-cash employee stock ownership plan compensation charge	7,993	6,699	1,294	19%
Non-cash stock based compensation charge	—	3,298	(3,298)	NM
Severance costs	—	1,479	(1,479)	NM
Professional fees (b)	2,118	—	2,118	NM
Adjusted EBITDA	$(23,423)	$(21,063)	$(2,360)	(11)%

(a) Some general and administrative expenses have been allocated to other segments.
(b) Professional fees incurred related to a lawsuit.

Operating loss

Corporate recognized an operating loss of $35.5 million during the six months ended January 31, 2018, compared to an operating loss of $33.9 million recognized during the six months ended January 31, 2017. This increase in operating loss is primarily due to an increase of $6.1 million in legal costs, partially offset by $2.0 million of decreased non-cash compensation charges and a $2.7 million decrease in corporate personnel costs.

Adjusted EBITDA

The Adjusted EBITDA loss within "Corporate" increased by $2.4 million primarily due to a $4.0 million increase in legal costs, partially offset by a $1.2 million reduction in corporate personnel expenses.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, borrowings under our secured credit facility and our accounts receivable securitization facility and funds received from sales of debt and equity securities. These liquidity and capital resources are intended to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity and capital resources may be affected by our ability to renegotiate our secured credit facility and our accounts receivable securitization facility or secure alternative liquidity sources, access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

Financial Covenants

As more fully described in Item 2. Management’s Discussion and Analysis under the subheading “Financial Covenants”, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations and the lack of headroom on these covenants, we continue to execute on a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to further reduce debt and interest expense, or in renegotiating our secured credit facility and/or our accounts receivable securitization facility, which both mature in October 2018, or are unable to secure alternative liquidity sources, we may not have the liquidity to fund our operations after that maturity date.

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

As described in financing activities below, on February 22, 2018, the board of directors of our general partner announced a quarterly distribution of $0.10 per common unit, payable on March 16, 2018, to all unitholders of record as of March 9, 2018, which equates to an annual distribution rate of $0.40 per common unit.

Distributable Cash Flow

Distributable cash flow to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P. in Item 2. Management's Discuss and Analysis under the subheading "Non-GAAP Financial Measures." A comparison of distributable cash flow to distributions paid for the twelve months ended January 31, 2018 to the twelve months ended October 31, 2017 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves (deficiency) approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Six months ended January 31, 2018	$59,903	$39,919	$19,984
For the year ended July 31, 2017	77,182	(3,601)	80,783
Less: Six months ended January 31, 2017	62,650	1,850	60,800
Twelve months ended January 31, 2018	$74,435	$34,468	$39,967	1.86

Twelve months ended October 31, 2017	64,041	24,152	39,889	1.61
Change	$10,394	$10,316	$78	0.25

For the twelve months ended January 31, 2018, distributable cash flow attributable to equity investors increased $10.4 million compared to the twelve months ended October 31, 2017 primarily due to a $15.6 million increase in Adjusted EBITDA, partially offset by a $5.0 million increase in interest paid. The increase in Adjusted EBITDA is primarily due to an $18.2 million increase in our Propane operations and related equipment sales segment, partially offset by a $1.9 million decrease in Corporate, both as discussed above. The increase in interest paid is primarily due to increased interest rates on the secured credit facility and accounts receivable securitization facility, as well as increased interest expense associated with the $175.0 million of debt issued by Ferrellgas Partners in January 2017, which replaced a portion of the borrowings under the secured credit facility. Cash distributions paid to equity investors were unchanged because the number of common units outstanding and our annual distribution rate has not changed. Our distribution coverage ratio increased to 1.86 for the twelve months ended January 31, 2018. Cash reserves, which we utilize to meet future anticipated expenditures, increased by $34.5 million during the twelve months ended January 31, 2018 compared to an increase of $24.2 million in the twelve months ended October 31, 2017.

We believe that the liquidity available from our cash flows from operating activities, our secured credit facility, the accounts receivable securitization facility, combined with our other debt and interest expense reduction initiatives, which may include issuance of equity, restructuring existing debt agreements, asset sales or a further reduction in our annualized distribution, will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. If we are unsuccessful with our strategy to further reduce debt and interest expense, or are unsuccessful in renegotiating our secured credit facility and our accounts receivable securitization facility, which mature in October 2018, or are unable to secure alternative liquidity sources, we may not have the liquidity to meet our capital expenditure, working capital and letter of credit requirements.

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

Operating Activities

Ferrellgas Partners

Net cash used in operating activities was $36.3 million for the six months ended January 31, 2018, compared to net cash provided by operating activities of $39.3 million for the six months ended January 31, 2017. This decrease in cash provided by operating activities was primarily due to a $69.8 million increase in working capital requirements and a $7.7 million unfavorable impact in other assets, net, primarily due to an increase in crude oil barrels in linefill during the six months ended January 31, 2018, partially offset by a $1.8 million increase in cash flow from operations.

The increase in cash flow from operations is primarily due to a $12.8 million increase in Adjusted EBITDA, as discussed above by segment, partially offset by an $11.2 million increase in "Interest expense", as discussed above.

The increase in working capital requirements for the six months ended January 31, 2018 compared to the six months ended January 31, 2017 was primarily due to a $27.9 million increase in requirements for accounts receivable due to increases in the the number of gallons sold and the average selling price of propane gas, an $11.7 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during the six months ended January 31, 2018 and a $28.9 million increase in requirements for accounts payable largely due to a decrease in days outstanding for our purchases of propane.

The operating partnership

Net cash used in operating activities was $20.8 million for the six months ended January 31, 2018, compared to net cash provided by operating activities of $45.3 million for the six months ended January 31, 2017. This decrease in cash provided by operating activities was primarily due to a $67.5 million increase in working capital requirements and an $8.0 million unfavorable impact in other assets, net, primarily due to an increase in crude oil barrels in linefill during the six months ended January 31, 2018, partially offset by a $9.3 million increase in cash flow from operations.

The increase in cash flow from operations is primarily due to a $12.8 million increase in Adjusted EBITDA, as discussed above by segment, partially offset by a $2.1 million increase in "Interest expense" due to increased interest rates on the secured credit facility.

The increase in working capital requirements for the six months ended January 31, 2018 compared to the six months ended January 31, 2017 was primarily due to a $27.9 million increase in requirements for accounts receivable due to increases in the the number of gallons sold and the average selling price of propane gas, an $11.6 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during the six months ended January 31, 2018 and a $28.9 million increase in requirements for accounts payable largely due to a decrease in days outstanding for our purchases of propane.

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

Net cash used in investing activities was $46.3 million for the six months ended January 31, 2018, compared to net cash used in investing activities of $15.2 million for the six months ended January 31, 2017. This increase in net cash used in investing activities is primarily due to a $15.9 million increase in "Capital expenditures" and a $14.9 million increase in "Business acquisitions, net of cash acquired."

The increase in "Capital expenditures" is primarily due to increases in maintenance and growth capital expenditures in our Propane operations and related equipment sales segment during the six months ended January 31, 2018. The increase in maintenance capital expenditures is primarily related to the purchase of new propane delivery trucks. The increase in growth capital expenditures is primarily related to an increase in the number of cylinders purchased to support increases in tank exchange sales and selling locations.

The increase in "Business acquisitions, net of cash acquired" is attributable to four acquisitions by our Propane operations and related equipment sales segment during the six months ended January 31, 2018.

Due to the mature nature of our Propane operations and related equipment sales operations segment, we do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Financing Activities

Ferrellgas Partners

Net cash provided by financing activities was $91.1 million for the six months ended January 31, 2018, compared to net cash used in financing activities of $14.4 million for the six months ended January 31, 2017. This increase in cash flow provided by financing activities was primarily due to a $40.5 million reduction in distributions, a $15.9 million reduction in common unit repurchases, a $55.8 million net increase in proceeds from short-term borrowings, and a $4.0 million reduction in cash paid for financing costs, partially offset by a $9.3 million net reduction in proceeds from long-term debt.

Distributions

During the six months ended January 31, 2018, Ferrellgas Partners paid quarterly per unit distributions on all common units of $0.10 in connection with the distributions declared for the three month periods ended July 31, 2017 and October 31, 2017. Total distributions paid to common unitholders during the six months ended January 31, 2018, including the related general partner distributions, was $19.6 million. The quarterly distribution of $0.10 on all common units and the related general partner distribution for the three months ended January 31, 2018 totaling $9.8 million are expected to be paid on March 16, 2018 to holders of record on March 9, 2018.

Secured credit facility

Refer to discussions of covenants in our debt agreements within the "Recent Developments" section and the "Liquidity and Capital Resources" section, both under the heading "Financial Covenants".

Since October 31, 2017, we classified all borrowings outstanding under our secured credit facility of $261.2 million as short-term because the facility matures in October 2018. Additionally, Ferrellgas had $125.8 million of capacity under our secured credit facility as of January 31, 2018. As of March 5, 2018, Ferrellgas had $234.5 million of capacity under our secured credit facility. The increase from January 31, 2018 is primarily attributable to using cash proceeds of approximately $47.0 million from the sale of 1,072 rail cars to reduce borrowings under our senior secured credit facility and a reduction in outstanding letters of credit of approximately $42.4 million.

Borrowings outstanding at January 31, 2018 under the secured credit facility had a weighted average interest rate of 6.5%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate; or (iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 3.00%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 4.00%.

As of January 31, 2018, the federal funds rate and Bank of America’s prime rate were 1.34% and 4.50%, respectively. As of January 31, 2018, the one-month and three-month LIBOR Rates were 1.58% and 1.78%, respectively.

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

Letters of credit outstanding at January 31, 2018 totaled $188.0 million and were used to secure commodity hedges, product purchases, and insurance arrangements. At January 31, 2018, we had remaining letter of credit capacity of $12.0 million. As a result of the sale of Bridger Energy, LLC on January 16, 2018, we anticipate near-term reductions in outstanding letters of credit of approximately $80.0 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 4.00% (as of January 31, 2018, the rate was 4.0%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility increased $28.0 million. We received net funding of $97.0 million from this facility during the six months ended January 31, 2018 as compared to receiving net funding of $69.0 million from this facility during the six months ended January 31, 2017.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of January 31, 2018, we had received cash proceeds of $166.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of January 31, 2018, the weighted average interest rate was 4.0%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs.

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

Distributions

The operating partnership paid cash distributions of $35.4 million and $84.5 million during the six months ended January 31, 2018 and 2017, respectively. The operating partnership expects to pay cash distributions of $9.9 million on March 16, 2018.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $138.6 million for the six months ended January 31, 2018, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the six months ended
	January 31, 2018	January 31, 2018
Ferrell Companies (1)	22,529,361	$4,506
FCI Trading Corp. (2)	195,686	40
Ferrell Propane, Inc. (3)	51,204	10
James E. Ferrell (4)	4,763,475	952

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at January 31, 2018.
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

During the six months ended January 31, 2018, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.6 million.

On March 16, 2018, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $2.3 million, $20 thousand, $5 thousand, $0.5 million, and $0.1 million, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2018. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

We are no longer subject to price risks related to crude oil line fill and inventory as result of our January 2018 sale of Bridger Energy, LLC. This sale resulted in our exit from crude oil purchase and sale activity.

Commodity price risk management

Our risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2018 and July 31, 2017, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $14.8 million and $16.8 million as of January 31, 2018 and July 31, 2017, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

On September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA. The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and pursuant to Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Note are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $37.5 million note receivable as of January 31, 2018.

Interest rate risk

At January 31, 2018, we had $427.2 million in variable rate secured credit facility and collateralized note payable borrowings. We also have an interest rate swap that hedges a portion of the interest rate risk associated with these variable rate borrowings, as discussed in the table below. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $3.8 million for the twelve months ending January 31, 2019. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We also manage a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. A hypothetical one percent change in interest rates would result in a reduction to future earnings of $1.4 million for the twelve months ending January 31, 2019.

As discussed above, the following interest rate swaps are outstanding as of January 31, 2018, and are all designated as hedges for accounting purposes:

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
Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2018, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2018, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel.  The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs remains pending. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

We have been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. We believe that we have defenses and will vigorously defend these cases. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

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

You may be required to pay taxes on your share of our taxable income even if you do not receive cash distributions from us.

You may be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, including our taxable income associated with a disposition of property or cancellation of debt, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability which results from that income.

We are currently undertaking a debt and interest expense reduction strategy. As such, we may engage in transactions that could have significant adverse tax consequences to our unitholders. For example, we may sell some of our assets and use the proceeds to pay down debt or fund capital expenditures rather than distributing the proceeds to our unitholders, and some or all of our unitholders may be allocated substantial taxable income and gain resulting from the sale without receiving a cash distribution. We may also engage in transactions to further reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, that could result in cancellation of indebtedness income (COD income), or other income, being allocated to our unitholders as taxable income. This may cause a unitholder to be allocated taxable income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to the unitholder.

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

ITEM 5.     OTHER INFORMATION
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers

On March 8, 2018, Randy V. Schott, resigned as Senior Vice President of Retail Operations of Ferrellgas, Inc. Ferrellgas, Inc. is the general partner of Ferrellgas Partners, L.P. and Ferrellgas, L.P.

Pursuant to a voluntary retirement and release agreement (the “Release”) effective March 8, 2018 between Mr. Schott and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P., Mr. Schott will serve in an advisory role for a two-year period. In consideration for his advisory services, Mr. Schott will receive $0.5 million to be paid in bi-weekly installments over the next 24 months, and Ferrellgas, Inc. will cover the employer share of Mr. Schott's medical insurance premiums for 24 months. All existing stock options that Mr. Schott has will, through the term of his employment and thereafter, continue to be subject to the terms and conditions of the Ferrell Companies, Inc. incentive compensation plan documents. The description of the Release is qualified in its entirety by reference to the full text of the agreement, a copy of which is attached as an Exhibit to this Quarterly Report on Form 10-Q.

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

3.6
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.13 to our Quarterly Report on Form 10-Q filed December 7, 2017.

3.7
Certificate of Incorporation of Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

3.8	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.
3.9	Certificate of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K filed September 29, 2015.
3.10
Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of April 7, 2004. Incorporated by reference to Exhibit 3.5 to our registration statement on Form S-3 filed March 6, 2009.

3.11
First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to Exhibit 3.12 to our Quarterly Report on Form 10-Q filed December 7, 2017.

3.12
Certificate of Incorporation of Ferrellgas Finance Corp. filed with the Delaware Division of Corporations on January 16, 2003. Incorporated by reference to Exhibit 3.8 to our registration statement on Form S-3 filed March 6, 2009.

3.13	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.
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

	#	10.44	Doran N. Schwartz offer letter dated as of September 8, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2017.
*	#	10.45	Voluntary Retirement and Release dated March 8, 2018 by and between Randy V. Schott and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P.
*		31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		101.INS	XBRL Instance Document.
*		101.SCH	XBRL Taxonomy Extension Schema Document.
*		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*		101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		*	Filed herewith
		#	Management contracts or compensatory plans.
		+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 8, 2018	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 8, 2018	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 8, 2018	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 8, 2018	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Chief Financial Officer and Sole Director