Form 10-Q
period 2018-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2018-06-07
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At May 31, 2018, the registrants had common units or shares of common stock outstanding as follows:

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	April 30, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9,499	$5,760
Accounts and notes receivable, net (including $182,486 and $109,407 of accounts receivable pledged as collateral at April 30, 2018 and July 31, 2017, respectively)	202,727	165,084
Inventories	85,062	92,552
Prepaid expenses and other current assets	44,090	33,388
Total current assets	341,378	296,784

Property, plant and equipment, net	637,688	731,923
Goodwill, net	246,098	256,103
Intangible assets (net of accumulated amortization of $460,011 and $436,428 at April 30, 2018 and July 31, 2017, respectively)	235,318	251,102
Other assets, net	72,094	74,057
Total assets	$1,532,576	$1,609,969

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$52,472	$85,561
Short-term borrowings	—	59,781
Collateralized note payable	104,000	69,000
Other current liabilities	158,875	126,224
Total current liabilities	315,347	340,566

Long-term debt	1,995,608	1,995,795
Other liabilities	34,225	31,118
Contingencies and commitments (Note J)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at April 30, 2018 and July 31, 2017)	(758,325)	(701,188)
General partner unitholder (989,926 units outstanding at April 30, 2018 and July 31, 2017)	(67,568)	(66,991)
Accumulated other comprehensive income	17,672	14,601
Total Ferrellgas Partners, L.P. partners' deficit	(808,221)	(753,578)
Noncontrolling interest	(4,383)	(3,932)
Total partners' deficit	(812,604)	(757,510)
Total liabilities and partners' deficit	$1,532,576	$1,609,969
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
Revenues:
Propane and other gas liquids sales	$451,302	$369,437	$1,346,299	$1,049,211
Midstream operations	22,595	126,676	260,631	331,507
Other	41,913	41,996	118,691	116,183
Total revenues	515,810	538,109	1,725,621	1,496,901

Costs and expenses:
Cost of sales - propane and other gas liquids sales	260,419	197,487	802,852	551,728
Cost of sales - midstream operations	14,518	118,767	229,710	300,433
Cost of sales - other	19,850	20,810	54,339	53,213
Operating expense	116,579	104,773	350,757	322,935
Depreciation and amortization expense	25,348	25,737	76,565	77,546
General and administrative expense	11,678	9,978	39,733	36,526
Equipment lease expense	7,133	7,270	20,828	22,035
Non-cash employee stock ownership plan compensation charge	2,738	4,697	10,731	11,396
Asset impairments	—	—	10,005	—
Loss on asset sales and disposals	6,270	2,393	46,414	8,861

Operating income	51,277	46,197	83,687	112,228

Interest expense	(40,375)	(39,860)	(123,855)	(112,107)
Other income, net	227	162	1,422	1,433

Earnings (loss) before income taxes	11,129	6,499	(38,746)	1,554

Income tax expense (benefit)	67	(192)	282	(194)

Net earnings (loss)	11,062	6,691	(39,028)	1,748

Net earnings (loss) attributable to noncontrolling interest	201	155	(131)	187

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	10,861	6,536	(38,897)	1,561

Less: General partner's interest in net earnings (loss)	109	66	(389)	16

Common unitholders' interest in net earnings (loss)	$10,752	$6,470	$(38,508)	$1,545

Basic and diluted net earnings (loss) per common unit	$0.11	$0.07	$(0.40)	$0.02

Cash distributions declared per common unit	$0.10	$0.10	$0.30	$0.30
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017

Net earnings (loss)	$11,062	$6,691	$(39,028)	$1,748
Other comprehensive income (loss):
Change in value of risk management derivatives	(159)	(6,496)	23,362	13,904
Reclassification of (gains) losses on derivatives to earnings, net	(6,568)	(1,933)	(20,260)	2,819
Other comprehensive income (loss)	(6,727)	(8,429)	3,102	16,723
Comprehensive income (loss)	4,335	(1,738)	(35,926)	18,471
Less: Comprehensive income (loss) attributable to noncontrolling interest	134	70	(100)	356
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$4,201	$(1,808)	$(35,826)	$18,115
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder			Non-controlling interest
Balance at July 31, 2017	97,152.7	989.9	$(701,188)	$(66,991)	$14,601	$(753,578)	$(3,932)	$(757,510)
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	10,517	106	—	10,623	108	10,731
Distributions	—	—	(29,146)	(294)	—	(29,440)	(459)	(29,899)
Net loss	—	—	(38,508)	(389)	—	(38,897)	(131)	(39,028)
Other comprehensive income	—	—	—	—	3,071	3,071	31	3,102
Balance at April 30, 2018	97,152.7	989.9	$(758,325)	$(67,568)	$17,672	$(808,221)	$(4,383)	$(812,604)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended April 30,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$(39,028)	$1,748
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	76,565	77,546
Non-cash employee stock ownership plan compensation charge	10,731	11,396
Non-cash stock-based compensation charge	—	3,298
Asset impairments	10,005	—
Loss on asset sales and disposals	46,414	8,861
Unrealized gain on derivative instruments	(91)	(3,888)
Provision for doubtful accounts	1,906	39
Deferred income tax expense	423	45
Other	6,712	5,250
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(46,771)	(58,923)
Inventories	7,755	(2,163)
Prepaid expenses and other current assets	(4,070)	12,115
Accounts payable	(18,429)	18,830
Accrued interest expense	31,915	34,054
Other current liabilities	(1,084)	5,053
Other assets and liabilities	(4,642)	5,070
Net cash provided by operating activities	78,311	118,331

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,862)	(3,539)
Capital expenditures	(58,961)	(35,412)
Proceeds from sale of assets	57,802	4,721
Other	—	(37)
Net cash used in investing activities	(16,021)	(34,267)

Cash flows from financing activities:
Distributions	(29,440)	(69,920)
Proceeds from issuance of long-term debt	23,580	220,354
Payments on long-term debt	(1,892)	(173,471)
Net reductions in short-term borrowings	(84,179)	(62,902)
Net additions to collateralized short-term borrowings	35,000	27,000
Cash paid for financing costs	(1,161)	(5,633)
Noncontrolling interest activity	(459)	900
Repurchase of common units	—	(15,851)
Net cash used in financing activities	(58,551)	(79,523)

Net change in cash and cash equivalents	3,739	4,541
Cash and cash equivalents - beginning of period	5,760	4,965
Cash and cash equivalents - end of period	$9,499	$9,506
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of April 30, 2018, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the nine months ended April 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2018.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board, ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas is in the final stages of analyzing the impact of the new guidance using an integrated approach which includes evaluating differences in the amount and timing of revenue recognition from applying the requirements of the new guidance, reviewing its accounting policies and practices, and assessing the need for changes to its processes, accounting systems and design of internal controls. Ferrellgas has completed the assessment of a significant number of its contracts with customers under the new guidance. Although Ferrellgas has not completed its assessment of the impact of the new guidance, it does not expect its adoption will have a material impact on its consolidated financial statements. Ferrellgas expects to utilize the modified retrospective transition method, which recognizes the cumulative effect upon adoption, when it adopts the new standard, effective August 1, 2018.

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

C. Supplemental financial statement information

Inventories consist of the following:

	April 30, 2018	July 31, 2017
Propane gas and related products	$58,142	$67,049
Appliances, parts and supplies, and other	26,920	25,503
Inventories	$85,062	$92,552

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2018, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 70.7 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	April 30, 2018	July 31, 2017
Notes receivable, less current portion	$33,962	$32,500
Other	38,132	41,557
Other assets, net	$72,094	$74,057

Other current liabilities consist of the following:

	April 30, 2018	July 31, 2017
Accrued interest	$50,586	$18,671
Customer deposits and advances	18,956	25,541
Other	89,333	82,012
Other current liabilities	$158,875	$126,224

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
Operating expense	$48,351	$44,309	$146,279	$134,090
Depreciation and amortization expense	1,340	957	3,575	2,979
Equipment lease expense	6,507	6,564	18,872	19,882
Total shipping and handling expenses	$56,198	$51,830	$168,726	$156,951

During the quarter ended January 31, 2018, Ferrellgas committed to a plan to dispose of all of its rail cars utilized in the Midstream operations segment and recognized a loss on assets held for sale of $35.5 million. During the quarter ended April 30, 2018, Ferrellgas completed the sale of all 1,292 rail cars and received approximately $51.3 million in cash. For the nine months ended April 30, 2018, "Loss on asset sales and disposals" includes a loss of $36.8 million related to the sale of these rail cars. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas' secured credit facility.

During the quarter ended January 31, 2018, Ferrellgas completed the sale of Bridger Energy, LLC, included in the Midstream operations segment, in exchange for an $8.5 million secured promissory note due in May 2020. For the nine months ended April 30, 2018, "Loss on asset sales and disposals" includes a loss of $3.8 million related to this sale.

"Loss on asset sales and disposals" during the three and nine months ended April 30, 2018 and 2017 consists of:

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
Loss on sale of assets classified as held for sale	$1,237	$—	$36,752	$—
Loss on sale of assets and other	5,033	2,393	9,662	8,861
Loss on asset sales and disposals	$6,270	$2,393	$46,414	$8,861

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2018	2017
Cash paid (refunded) for:
Interest	$85,171	$73,276
Income taxes	$(458)	$28
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,508	$856
Change in accruals for property, plant and equipment additions	$386	$(111)

D. Accounts and notes receivable, net and accounts receivable securitization

As discussed further in Note M - Subsequent events, on May 14, 2018, the operating partnership entered into an amendment which extended the maturity date of its accounts receivable securitization facility by three years and increased the maximum borrowing capacity from $225.0 million to $250.0 million. The accounts receivable securitization facility disclosures below pertain to the facility that was in place as of April 30, 2018.

Accounts and notes receivable, net consist of the following:

	April 30, 2018	July 31, 2017
Accounts receivable pledged as collateral	$182,486	$109,407
Accounts receivable	13,131	47,346
Note receivable - current portion	10,000	10,000
Other	232	307
Less: Allowance for doubtful accounts	(3,122)	(1,976)
Accounts and notes receivable, net	$202,727	$165,084

At April 30, 2018, $182.5 million of trade accounts receivable were pledged as collateral against $104.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2017, $109.4 million of trade accounts receivable were pledged as collateral against $69.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2018, Ferrellgas had received cash proceeds of $104.0 million from trade accounts receivables securitized, with $19.0 million of remaining capacity to receive additional proceeds. As of July 31, 2017, Ferrellgas had received cash proceeds of $69.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 4.2% and 4.0% as of April 30, 2018 and July 31, 2017, respectively.

E.    Debt

As discussed further in Note M - Subsequent events, on May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility, which replaced the $575.0 million secured credit facility that was scheduled to mature in October 2018. Credit facility disclosures below pertain to the secured credit facility that was in place as of April 30, 2018.

Short-term borrowings

Ferrellgas classifies as short-term the portion of its secured credit facility borrowings that were used to fund working capital needs and that management intends to pay down within the 12 month period following the balance sheet date. As of April 30, 2018, there were no amounts classified as short-term borrowings because all amounts outstanding were refinanced on May 4, 2018 under the five-year term loan discussed in Note M - Subsequent events. As of July 31, 2017, $59.8 million was classified as short-term borrowings. For further discussion see the senior secured credit facility section below.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit Ferrellgas Partners' ability and its subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants is the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners.

Consolidated fixed charge coverage ratio

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

This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows Ferrellgas Partners to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of April 30, 2018, the ratio was 1.56x. As a result, the $9.8 million distribution to be paid to common unitholders on June 14, 2018 will be taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken as a result of the distributions paid in September 2017, December 2017 and March 2018, leaves $10.8 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond. Ferrellgas Partners is presently considering potential solutions to cure the limitation on distributions under the consolidated fixed charge covenant ratio related to the outstanding unsecured bonds due in June 2020. The potential solutions, among others, include a refinancing or a transaction to exchange new bonds for some or all of the bonds due June 2020.

Debt and interest expense reduction strategy

Ferrellgas continues to execute on a strategy to further reduce its debt and interest expense. This strategy included amending our secured credit facility and accounts receivable securitization facility, as discussed in Note M - Subsequent events, as well as certain asset sales executed to date, and may include refinancing existing debt agreements, additional asset sales, a reduction in Ferrellgas Partners' annual distribution rate or the issuance of equity. Ferrellgas believes any debt and interest expense reduction strategies would remain in effect until Ferrellgas' consolidated leverage ratio reaches 4.5x or a level Ferrellgas deems appropriate for its business.

Senior secured credit facility

As of April 30, 2018, Ferrellgas had total borrowings outstanding under its secured credit facility of $184.9 million, all of which was classified as long-term debt. Ferrellgas had $252.3 million of capacity under the secured credit facility as of April 30, 2018. As of July 31, 2017, Ferrellgas had total borrowings outstanding under its secured credit facility of $245.5 million, of which $185.7 million was classified as long-term debt. Ferrellgas had $190.3 million of capacity under the secured credit facility as of July 31, 2017. Borrowings outstanding at April 30, 2018 and July 31, 2017 under the secured credit facility had weighted average interest rates of 6.7% and 6.0%, respectively.

Letters of credit outstanding at April 30, 2018 totaled $111.8 million and were used to secure commodity hedges, product purchases, and insurance arrangements. Letters of credit outstanding at July 31, 2017 totaled $139.2 million and were used to secure commodity hedges, product purchases, and insurance arrangements. At April 30, 2018, Ferrellgas had remaining letter of credit capacity of $88.2 million. At July 31, 2017, Ferrellgas had remaining letter of credit capacity of $60.8 million.

F.  Partners' deficit

As of April 30, 2018 and July 31, 2017, Ferrellgas Partners limited partner units, which are listed on the New York Stock Exchange under the symbol “FGP,” were beneficially owned by the following:

	April 30, 2018	July 31, 2017
Public common unitholders	69,612,939	69,612,939
Ferrell Companies (1)	22,529,361	22,529,361
FCI Trading Corp. (2)	195,686	195,686
Ferrell Propane, Inc. (3)	51,204	51,204
James E. Ferrell (4)	4,763,475	4,763,475

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at April 30, 2018.
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

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
Public common unitholders	$6,961	$6,961	$20,884	$49,600
Ferrell Companies	2,253	2,253	6,759	16,052
FCI Trading Corp.	20	20	60	140
Ferrell Propane, Inc.	5	5	15	36
James E. Ferrell	476	476	1,428	3,393
General partner	98	98	294	699
	$9,813	$9,813	$29,440	$69,920

On May 24, 2018, Ferrellgas Partners declared a cash distribution of $0.10 per common unit for the three months ended April 30, 2018, which is expected to be paid on June 14, 2018. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$2,253
FCI Trading Corp.	20
Ferrell Propane, Inc.	5
James E. Ferrell	476
General partner	98

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2018 and 2017.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2018, the general partner made non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

During the nine months ended April 30, 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2018 and July 31, 2017:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2018:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$41	$—	$41
Commodity derivatives	$—	$19,750	$—	$19,750
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,222)	$—	$(3,222)
Commodity derivatives	$—	$(2,239)	$—	$(2,239)

July 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$583	$—	$583
Commodity derivatives	$—	$16,212	$—	$16,212
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(707)	$—	$(707)
Commodity derivatives	$—	$(1,258)	$—	$(1,258)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $29.3 million, or $4.7 million less than their carrying amount as of April 30, 2018. The estimated fair values of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At April 30, 2018 and July 31, 2017, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,890.1 million and $1,966.6 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

H.  Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. Prior to the sale of Bridger Energy, LLC in January 2018, all other commodity derivative instruments were neither qualified nor were designated as cash flow hedges, therefore, changes in their fair value were recorded currently in earnings. Ferrellgas also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the nine months ended April 30, 2018 and 2017, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of April 30, 2018 and July 31, 2017:

	April 30, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$14,449	Other current liabilities	$2,207
Commodity derivatives-propane	Other assets, net	5,301	Other liabilities	32
Interest rate swap agreements	Prepaid expenses and other current assets	41	Other current liabilities	738
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,484
	Total	$19,791	Total	$5,461

	July 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$11,061	Other current liabilities	$415
Commodity derivatives-propane	Other assets, net	4,413	Other liabilities	15
Interest rate swap agreements	Prepaid expenses and other current assets	583	Other current liabilities	595
Interest rate swap agreements	Other assets, net	—	Other liabilities	112
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	738	Other current liabilities	828
	Total	$16,795	Total	$1,965

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2018 and July 31, 2017, respectively:

	April 30, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$1,623	Other current liabilities	$8,434
	Other assets, net	1,405	Other liabilities	3,631
		$3,028		$12,065

	July 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$1,778	Other current liabilities	$7,729
	Other assets, net	1,631	Other liabilities	3,073
		$3,409		$10,802

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three and nine months ended April 30, 2018 and 2017 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2018	2017	2018	2017
Interest rate swap agreements	Interest expense	$40	$323	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2018	2017	2018	2017
Interest rate swap agreements	Interest expense	$266	$1,071	$(6,825)	$(6,825)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2018 and 2017 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2018
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(169)	Cost of sales-propane and other gas liquids sales	$6,628	$—
Interest rate swap agreements	10	Interest expense	(60)	—
	$(159)		$6,568	$—

	For the three months ended April 30, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(6,642)	Cost of sales-propane and other gas liquids sales	$2,411	$—
Interest rate swap agreements	146	Interest expense	(478)	—
	$(6,496)		$1,933	$—

	For the nine months ended April 30, 2018
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$23,114	Cost of sales-propane and other gas liquids sales	$20,646	$—
Interest rate swap agreements	248	Interest expense	(386)	—
	$23,362		$20,260	$—

	For the nine months ended April 30, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$12,930	Cost of sales-propane and other gas liquids sales	$(1,112)	$—
Interest rate swap agreements	974	Interest expense	(1,707)	—
	$13,904		$(2,819)	$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three and nine months ended April 30, 2018 and 2017 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended April 30, 2018
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$—	Cost of sales - midstream operations

	For the three months ended April 30, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$1,464	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(393)	Operating expense

	For the nine months ended April 30, 2018
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

	For the nine months ended April 30, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(784)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,123	Operating expense

The changes in derivatives included in AOCI for the nine months ended April 30, 2018 and 2017 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2018	2017
Beginning balance	$14,648	$(9,815)
Change in value of risk management commodity derivatives	23,114	12,930
Reclassification of (gains) and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(20,646)	1,112
Change in value of risk management interest rate derivatives	248	974
Reclassification of losses on interest rate hedges to interest expense	386	1,707
Ending balance	$17,750	$6,908

Ferrellgas expects to reclassify net gains related to the risk management commodity derivatives of approximately $12.2 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2018 and 2017, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2018, Ferrellgas had financial derivative contracts covering 2.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2018, the maximum amount of loss due to credit risk that Ferrellgas would incur is $5.7 million, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas' debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2018.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
Operating expense	$58,842	$53,747	$181,484	$170,953

General and administrative expense	$5,707	$6,913	$21,637	$23,713

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

Ferrellgas has been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice.  On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit.  At this time the derivative lawsuits remain stayed by agreement. Ferrellgas believes that it has defenses and will vigorously defend these cases. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

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

There was no dilutive effect resulting from this method based on basic and diluted net earnings (loss) per common unit for the three and nine months ended April 30, 2018 or 2017.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
	(in thousands, except per common unit amounts)
Common unitholders’ interest in net earnings (loss)	$10,752	$6,470	$(38,508)	$1,545

Weighted average common units outstanding - basic and diluted	97,152.7	97,152.7	97,152.7	97,255.4

Basic and diluted net earnings (loss) per common unit	$0.11	$0.07	$(0.40)	$0.02

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

Following is a summary of segment information for the three and nine months ended April 30, 2018 and 2017:

	Three months ended April 30, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$493,215	$22,595	$—	$515,810
Direct costs (1)	397,568	21,593	9,727	428,888
Adjusted EBITDA	$95,647	$1,002	$(9,727)	$86,922

	Three months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$411,433	$126,676	$—	$538,109
Direct costs (1)	324,442	127,223	9,654	461,319
Adjusted EBITDA	$86,991	$(547)	$(9,654)	$76,790

	Nine months ended April 30, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$1,464,990	$260,631	$—	$1,725,621
Direct costs (1)	1,208,283	250,423	33,150	1,491,856
Adjusted EBITDA	$256,707	$10,208	$(33,150)	$233,765

	Nine months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$1,165,394	$331,507	$—	$1,496,901
Direct costs (1)	931,631	323,714	30,717	1,286,062
Adjusted EBITDA	$233,763	$7,793	$(30,717)	$210,839

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of products sold-midstream operations", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less , "severance charge", "professional fees", and "unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas' total segment performance measure to condensed consolidated net earnings (loss):

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$10,861	$6,536	$(38,897)	$1,561
Income tax expense (benefit)	67	(192)	282	(194)
Interest expense	40,375	39,860	123,855	112,107
Depreciation and amortization expense	25,348	25,737	76,565	77,546
EBITDA	76,651	71,941	161,805	191,020
Non-cash employee stock ownership plan compensation charge	2,738	4,697	10,731	11,396
Non-cash stock-based compensation charge	—	—	—	3,298
Asset impairments	—	—	10,005	—
Loss on asset sales and disposals	6,270	2,393	46,414	8,861
Other income, net	(227)	(162)	(1,422)	(1,433)
Severance costs	—	—	1,663	1,959
Professional fees	1,289	—	3,407	—
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	—	(2,234)	1,293	(4,449)
Net earnings (loss) attributable to noncontrolling interest	201	155	(131)	187
Adjusted EBITDA	$86,922	$76,790	$233,765	$210,839

Following are total assets by segment:

Assets	April 30, 2018	July 31, 2017
Propane operations and related equipment sales	$1,274,360	$1,194,905
Midstream operations	244,523	399,356
Corporate	13,693	15,708
Total consolidated assets	$1,532,576	$1,609,969

Following are capital expenditures by segment:

	Nine months ended April 30, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$17,556	$210	$1,492	$19,258
Growth	34,784	1,265	—	36,049
Total	$52,340	$1,475	$1,492	$55,307

	Nine months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$8,533	$241	$1,905	$10,679
Growth	21,246	—	—	21,246
Total	$29,779	$241	$1,905	$31,925

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

New $575.0 million senior secured credit facility

On May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility to replace its previous $575.0 million senior secured credit facility that was scheduled to mature in October 2018. This new facility consists of a $300.0 million revolving line of credit as well as a $275.0 million term loan, both priced at LIBOR + 5.75% and maturing May 4, 2023. The revolving line of credit includes a $125.0 million sublimit for the issuance of letters of credit. Borrowings under this facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions. At closing, the following transactions occurred: 1) the proceeds of the term loan were used to repay and terminate the operating partnership’s then existing credit facility, thus, no revolving credit loans were outstanding, 2) approximately $100 million of letters of credit were issued to replace the letters of credit under the operating partnership's then existing credit facility, and 3) the operating partnership held approximately $75 million of surplus cash.

The term loan does not include any scheduled principal payments and the revolving credit facility does not have any scheduled commitment reductions before maturity; however, the credit facility requires prepayments pursuant to the following: 1) certain asset sales, 2) 50% of any excess cash flow, as defined in the credit agreement, in any fiscal year beginning with fiscal year 2019, 3) certain insurance proceeds, and 4) certain tax refunds.

This new senior secured credit facility is secured with substantially all of the assets of the operating partnership and its subsidiaries, and Ferrellgas Partners’ and the general partner’s partnership interests in the operating partnership, and contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

Amended accounts receivable securitization facility

On May 14, 2018, the operating partnership entered into a seventh amendment to its accounts receivable securitization facility which extends the maturity date by three years, as well as increases the size of the facility from a maximum borrowing capacity of $225.0 million to $250.0 million at a discount rate of LIBOR plus 200 basis points. The amended accounts receivable securitization facility also includes provisions for the issuance of letters of credit with a $50.0 million sublimit. The facility continues to contain provisions where maximum purchase levels are reduced during periods of the year when working capital requirements are lower to efficiently reduce unused capacity fees.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	April 30, 2018	July 31, 2017
ASSETS
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	27,170	25,055
Accumulated deficit	(27,170)	(25,055)
Total stockholder's equity	$1,000	$1,000
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017

General and administrative expense	$1,840	$3,225	$2,115	$3,317

Net loss	$(1,840)	$(3,225)	$(2,115)	$(3,317)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,115)	$(3,317)
Cash used in operating activities	(2,115)	(3,317)

Cash flows from financing activities:
Capital contribution	2,115	3,317
Cash provided by financing activities	2,115	3,317

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000
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

The indenture governing the senior unsecured notes contains various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of April 30, 2018, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement, except for the consolidated fixed charge coverage ratio.

The indenture governing the outstanding notes of the Partnership includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the Partnership be at least 1.75x before a restricted payment (as defined in the indenture) can be made by the Partnership. If this ratio were to drop below 1.75x, the indenture allows the Partnership to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of April 30, 2018, the ratio was 1.56x. As a result, the $9.8 million distribution to be paid to common unitholders on June 14, 2018 will be taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken as a result of the distributions paid in September 2017, December 2017 and March 2018, leaves $10.8 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if the Partnership's consolidated fixed charge coverage ratio does not improve to at least 1.75x and the Partnership continues its current quarterly distribution rate of $0.10 per common unit, this covenant will not allow the Partnership to make common unit distributions for the quarter ending October 31, 2018 and beyond. The Partnership is presently considering potential solutions to cure the limitation on distributions under the consolidated fixed charge covenant ratio related to the outstanding unsecured bonds due in June 2020. The potential solutions, among others, include a refinancing or a transaction to exchange new bonds for some or all of the bonds due June 2020.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	April 30, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9,491	$5,701
Accounts and notes receivable, net (including $182,486 and $109,407 of accounts receivable pledged as collateral at April 30, 2018 and July 31, 2017, respectively)	202,727	165,084
Inventories	85,062	92,552
Prepaid expenses and other current assets	44,059	33,426
Total current assets	341,339	296,763

Property, plant and equipment, net	637,688	731,923
Goodwill, net	246,098	256,103
Intangible assets (net of accumulated amortization of $460,011 and $436,428 at April 30, 2018 and July 31, 2017, respectively)	235,318	251,102
Other assets, net	72,094	74,057
Total assets	$1,532,537	$1,609,948

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$52,472	$85,561
Short-term borrowings	—	59,781
Collateralized note payable	104,000	69,000
Other current liabilities	147,243	122,016
Total current liabilities	303,715	336,358

Long-term debt	1,646,069	1,649,270
Other liabilities	34,225	31,118
Contingencies and commitments (Note J)

Partners' deficit:
Limited partner	(464,761)	(417,467)
General partner	(4,577)	(4,095)
Accumulated other comprehensive income	17,866	14,764
Total partners' deficit	(451,472)	(406,798)
Total liabilities and partners' deficit	$1,532,537	$1,609,948
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
Revenues:
Propane and other gas liquids sales	$451,302	$369,437	$1,346,299	$1,049,211
Midstream operations	22,595	126,676	260,631	331,507
Other	41,913	41,996	118,691	116,183
Total revenues	515,810	538,109	1,725,621	1,496,901

Costs and expenses:
Cost of sales - propane and other gas liquids sales	260,419	197,487	802,852	551,728
Cost of sales - midstream operations	14,518	118,767	229,710	300,433
Cost of sales - other	19,850	20,810	54,339	53,213
Operating expense	116,579	104,773	350,757	322,935
Depreciation and amortization expense	25,348	25,737	76,565	77,546
General and administrative expense	11,546	9,869	39,600	36,416
Equipment lease expense	7,133	7,270	20,828	22,035
Non-cash employee stock ownership plan compensation charge	2,738	4,697	10,731	11,396
Asset impairments	—	—	10,005	—
Loss on asset sales and disposals	6,270	2,393	46,414	8,861

Operating income	51,409	46,306	83,820	112,338

Interest expense	(31,739)	(31,270)	(97,993)	(95,416)
Other income, net	227	162	1,422	1,433

Earnings (loss) before income taxes	19,897	15,198	(12,751)	18,355

Income tax expense (benefit)	57	(197)	261	(200)

Net earnings (loss)	$19,840	$15,395	$(13,012)	$18,555
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017

Net earnings (loss)	$19,840	$15,395	$(13,012)	$18,555
Other comprehensive income (loss):
Change in value of risk management derivatives	(159)	(6,496)	23,362	13,904
Reclassification of (gains) losses on derivatives to earnings, net	(6,568)	(1,933)	(20,260)	2,819
Other comprehensive income (loss)	(6,727)	(8,429)	3,102	16,723
Comprehensive income (loss)	$13,113	$6,966	$(9,910)	$35,278
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income	deficit

Balance at July 31, 2017	$(417,467)	$(4,095)	$14,764	$(406,798)
Contributions in connection with non-cash ESOP and stock-based compensation charges	10,623	108	—	10,731
Distributions	(45,036)	(459)	—	(45,495)
Net loss	(12,881)	(131)	—	(13,012)
Other comprehensive income	—	—	3,102	3,102
Balance at April 30, 2018	$(464,761)	$(4,577)	$17,866	$(451,472)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended April 30,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$(13,012)	$18,555
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	76,565	77,546
Non-cash employee stock ownership plan compensation charge	10,731	11,396
Non-cash stock-based compensation charge	—	3,298
Asset impairments	10,005	—
Loss on asset sales and disposals	46,414	8,861
Unrealized gain on derivative instruments	(91)	(3,888)
Provision for doubtful accounts	1,906	39
Deferred income tax expense	423	45
Other	3,987	4,147
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(46,771)	(58,923)
Inventories	7,755	(2,163)
Prepaid expenses and other current assets	(4,001)	12,111
Accounts payable	(18,429)	18,830
Accrued interest expense	24,217	24,428
Other current liabilities	(809)	5,047
Other assets and liabilities	(4,944)	5,070
Net cash provided by operating activities	93,946	124,399

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,862)	(3,539)
Capital expenditures	(58,961)	(35,412)
Proceeds from sale of assets	57,802	4,721
Other	—	(37)
Net cash used in investing activities	(16,021)	(34,267)

Cash flows from financing activities:
Distributions	(45,495)	(94,413)
Contributions from partners	—	167,640
Proceeds from issuance of long-term debt	23,580	52,354
Payments on long-term debt	(1,892)	(173,471)
Net reductions in short-term borrowings	(84,179)	(62,902)
Net additions to collateralized short-term borrowings	35,000	27,000
Cash paid for financing costs	(1,149)	(2,064)
Net cash used in financing activities	(74,135)	(85,856)

Net change in cash and cash equivalents	3,790	4,276
Cash and cash equivalents - beginning of period	5,701	4,890
Cash and cash equivalents - end of period	$9,491	$9,166
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

Due to seasonality, the results of operations for the nine months ended April 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2018.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board, ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas, L.P. for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas, L.P. is in the final stages of analyzing the impact of the new guidance using an integrated approach which includes evaluating differences in the amount and timing of revenue recognition from applying the requirements of the new guidance, reviewing its accounting policies and practices, and assessing the need for changes to its processes, accounting systems and design of internal controls. Ferrellgas, L.P. has completed the assessment of a significant number of its contracts with customers under the new guidance. Although Ferrellgas, L.P. has not completed its assessment of the impact of the new guidance, it does not expect its adoption will have a material impact on its consolidated financial statements. Ferrellgas, L.P. expects to utilize the modified retrospective transition method, which recognizes the cumulative effect upon adoption, when it adopts the new standard, effective August 1, 2018.

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

C.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2018	July 31, 2017
Propane gas and related products	$58,142	$67,049
Appliances, parts and supplies, and other	26,920	25,503
Inventories	$85,062	$92,552

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2018, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 70.7 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	April 30, 2018	July 31, 2017
Notes receivable, less current portion	$33,962	$32,500
Other	38,132	41,557
Other assets, net	$72,094	$74,057

Other current liabilities consist of the following:

	April 30, 2018	July 31, 2017
Accrued interest	$38,954	$14,737
Customer deposits and advances	18,956	25,541
Other	89,333	81,738
Other current liabilities	$147,243	$122,016

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
Operating expense	$48,351	$44,309	$146,279	$134,090
Depreciation and amortization expense	1,340	957	3,575	2,979
Equipment lease expense	6,507	6,564	18,872	19,882
Total shipping and handling expenses	$56,198	$51,830	$168,726	$156,951

During the quarter ended January 31, 2018, Ferrellgas, L.P. committed to a plan to dispose of all of its rail cars utilized in the Midstream operations segment and recognized a loss on assets held for sale of $35.5 million. During the quarter ended April 30, 2018, Ferrellgas, L.P. completed the sale of all 1,292 of these rail cars and received approximately $51.3 million in cash. For the nine months ended April 30, 2018, "Loss on asset sales and disposals" includes a loss of $36.8 million related to the sale of these rail cars. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas L.P.'s secured credit facility.

During the quarter ended January 31, 2018, Ferrellgas, L.P. completed the sale of Bridger Energy, LLC, included in the Midstream operations segment, in exchange for an $8.5 million secured promissory note due in May 2020. For the nine months ended April 30, 2018, "Loss on asset sales and disposals" includes a loss of $3.8 million related to this sale.

"Loss on asset sales and disposals" during the three and nine months ended April 30, 2018 and 2017 consists of:

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
Loss on sale of assets classified as held for sale	$1,237	$—	$36,752	$—
Loss on sale of assets and other	5,033	2,393	9,662	8,861
Loss on asset sales and disposals	$6,270	$2,393	$46,414	$8,861

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2018	2017
Cash paid (refunded) for:
Interest	$69,775	$67,314
Income taxes	$(479)	$23
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,508	$856
Change in accruals for property, plant and equipment additions	$386	$(111)

D. Accounts and notes receivable, net and accounts receivable securitization

As discussed further in Note M - Subsequent events, on May 14, 2018, Ferrellgas, L.P. entered into an amendment which extended the maturity date of its accounts receivable securitization facility by three years and increased the maximum borrowing capacity from $225.0 million to $250.0 million. The accounts receivable securitization facility disclosures below pertain to the facility that was in place as of April 30, 2018.

Accounts and notes receivable, net consist of the following:

	April 30, 2018	July 31, 2017
Accounts receivable pledged as collateral	$182,486	$109,407
Accounts receivable	13,131	47,346
Note receivable - current portion	10,000	10,000
Other	232	307
Less: Allowance for doubtful accounts	(3,122)	(1,976)
Accounts and notes receivable, net	$202,727	$165,084

At April 30, 2018, $182.5 million of trade accounts receivable were pledged as collateral against $104.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2017, $109.4 million of trade accounts receivable were pledged as collateral against $69.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2018, Ferrellgas, L.P. had received cash proceeds of $104.0 million from trade accounts receivables securitized, with $19.0 million of remaining capacity to receive additional proceeds. As of July 31, 2017, Ferrellgas, L.P. had received cash proceeds of $69.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 4.2% and 4.0% as of April 30, 2018 and July 31, 2017, respectively.

E.    Debt

As discussed further in Note M - Subsequent events, on May 4, 2018, Ferrellgas, L.P. entered into a new $575.0 million senior secured credit facility, which replaced the $575.0 million secured credit facility that was scheduled to mature in October 2018. Credit facility disclosures below pertain to the secured credit facility that was in place as of April 30, 2018.

Short-term borrowings

Ferrellgas, L.P. classifies as short-term the portion of its secured credit facility borrowings that were used to fund working capital needs and that management intends to pay down within the 12 month period following the balance sheet date. As of April 30, 2018, there were no amounts classified as short-term borrowings because all amounts outstanding were refinanced on May 4, 2018 under the five-year term loan discussed in Note M - Subsequent events. As of July 31, 2017, $59.8 million was classified as short-term borrowings. For further discussion see the senior secured credit facility section below.

Debt and interest expense reduction strategy

Ferrellgas, L.P. continues to execute on a strategy to further reduce its debt and interest expense. This strategy included amending our secured credit facility and accounts receivable securitization facility, as discussed in Note M - Subsequent events, as well as certain asset sales executed to date, and may include refinancing existing debt agreements, additional asset sales, a reduction in Ferrellgas Partners' annual distribution rate or the issuance of equity. Ferrellgas, L.P. believes any debt and interest expense reduction strategies would remain in effect until Ferrellgas, L.P.'s consolidated leverage ratio reaches 4.5x or a level Ferrellgas, L.P. deems appropriate for its business.

Senior secured credit facility

As of April 30, 2018, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $184.9 million, all of which was classified as long-term. Ferrellgas, L.P. had $252.3 million of capacity under the secured credit facility as of April 30, 2018. As of July 31, 2017, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $245.5 million, of which $185.7 million was classified as long-term debt. Ferrellgas, L.P. had $190.3 million of capacity under our secured credit facility as of July 31, 2017. Borrowings outstanding at April 30, 2018 and July 31, 2017 under the secured credit facility had weighted average interest rates of 6.7% and 6.0%, respectively.

Letters of credit outstanding at April 30, 2018 totaled $111.8 million and were used to secure commodity hedges, product purchases, and insurance arrangements. Letters of credit outstanding at July 31, 2017 totaled $139.2 million and were used to secure commodity hedges, product purchases, and insurance arrangements. At April 30, 2018, Ferrellgas, L.P. had remaining letter of credit capacity of $88.2 million. At July 31, 2017, Ferrellgas, L.P. had remaining letter of credit capacity of $60.8 million.

F.  Partners’ deficit

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
Ferrellgas Partners	$10,013	$9,813	$45,036	$93,620
General partner	102	100	459	793
	$10,115	$9,913	$45,495	$94,413

On May 24, 2018, Ferrellgas, L.P. declared distributions for the three months ended April 30, 2018 to Ferrellgas Partners and the general partner of $25.3 million and $0.3 million, respectively, which are expected to be paid on June 14, 2018.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2018 and 2017.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2018, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the nine months ended April 30, 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2018 and July 31, 2017:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2018:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$41	$—	$41
Commodity derivatives	$—	$19,750	$—	$19,750
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,222)	$—	$(3,222)
Commodity derivatives	$—	$(2,239)	$—	$(2,239)

July 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$583	$—	$583
Commodity derivatives	$—	$16,212	$—	$16,212
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(707)	$—	$(707)
Commodity derivatives	$—	$(1,258)	$—	$(1,258)

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

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $29.3 million, or $4.7 million less than their carrying amount as of April 30, 2018. The estimated fair values of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At April 30, 2018 and July 31, 2017, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,560.8 million and $1,645.3 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas, L.P. has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

H.   Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. Prior to the sale of Bridger Energy, LLC in January 2018, all other commodity derivative instruments were neither qualified nor were designated as cash flow hedges, therefore, changes in their fair value were recorded currently in earnings. Ferrellgas, L.P. also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the nine months ended April 30, 2018 and 2017, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of April 30, 2018 and July 31, 2017:

	April 30, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$14,449	Other current liabilities	$2,207
Commodity derivatives-propane	Other assets, net	5,301	Other liabilities	32
Interest rate swap agreements	Prepaid expenses and other current assets	41	Other current liabilities	738
Interest rate swap agreements	Other assets, net	—	Other liabilities	2,484
	Total	$19,791	Total	$5,461

	July 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$11,061	Other current liabilities	$415
Commodity derivatives-propane	Other assets, net	4,413	Other liabilities	15
Interest rate swap agreements	Prepaid expenses and other current assets	583	Other current liabilities	595
Interest rate swap agreements	Other assets, net	—	Other liabilities	112
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	738	Other current liabilities	828
	Total	$16,795	Total	$1,965

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2018 and July 31, 2017, respectively:

	April 30, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$1,623	Other current liabilities	$8,434
	Other assets, net	1,405	Other liabilities	3,631
		$3,028		$12,065

	July 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$1,778	Other current liabilities	$7,729
	Other assets, net	1,631	Other liabilities	3,073
		$3,409		$10,802

The following tables provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three and nine months ended April 30, 2018 and 2017 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2018	2017	2018	2017
Interest rate swap agreements	Interest expense	$40	$323	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2018	2017	2018	2017
Interest rate swap agreements	Interest expense	$266	$1,071	$(6,825)	$(6,825)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2018 and 2017 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2018
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(169)	Cost of sales-propane and other gas liquids sales	$6,628	$—
Interest rate swap agreements	10	Interest expense	(60)	—
	$(159)		$6,568	$—

	For the three months ended April 30, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(6,642)	Cost of sales-propane and other gas liquids sales	$2,411	$—
Interest rate swap agreements	146	Interest expense	(478)	—
	$(6,496)		$1,933	$—

	For the nine months ended April 30, 2018
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$23,114	Cost of sales-propane and other gas liquids sales	$20,646	$—
Interest rate swap agreements	248	Interest expense	(386)	—
	$23,362		$20,260	$—

	For the nine months ended April 30, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$12,930	Cost of sales-propane and other gas liquids sales	$(1,112)	$—
Interest rate swap agreements	974	Interest expense	(1,707)	—
	$13,904		$(2,819)	$—

The following tables provide a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of operations for the three and nine months ended April 30, 2018 and 2017 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended April 30, 2018
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$—	Cost of sales - midstream operations

	For the three months ended April 30, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$1,464	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$(393)	Operating expense

	For the nine months ended April 30, 2018
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

	For the nine months ended April 30, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(784)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,123	Operating expense

The changes in derivatives included in AOCI for the nine months ended April 30, 2018 and 2017 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2018	2017
Beginning balance	$14,648	$(9,815)
Change in value of risk management commodity derivatives	23,114	12,930
Reclassification of (gains) and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(20,646)	1,112
Change in value of risk management interest rate derivatives	248	974
Reclassification of losses on interest rate hedges to interest expense	386	1,707
Ending balance	$17,750	$6,908

Ferrellgas, L.P. expects to reclassify net gains related to the risk management commodity derivatives of approximately $12.2 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2018 and 2017, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2018, Ferrellgas, L.P. had financial derivative contracts covering 2.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2018, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur is $5.7 million, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2018.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017
Operating expense	$58,842	$53,747	$181,484	$170,953

General and administrative expense	$5,707	$6,913	$21,637	$23,713

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

Ferrellgas, L.P. has been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas, L.P. and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice.  On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit.  At this time the derivative lawsuits remain stayed by agreement. Ferrellgas, L.P. believes that it has defenses and will vigorously defend these cases. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

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

Following is a summary of segment information for the three and nine months ended April 30, 2018 and 2017:

	Three months ended April 30, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$493,215	$22,595	$—	$515,810
Direct costs (1)	397,568	21,593	9,595	428,756
Adjusted EBITDA	$95,647	$1,002	$(9,595)	$87,054

	Three months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$411,433	$126,676	$—	$538,109
Direct costs (1)	324,442	127,223	9,545	461,210
Adjusted EBITDA	$86,991	$(547)	$(9,545)	$76,899

	Nine months ended April 30, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$1,464,990	$260,631	$—	$1,725,621
Direct costs (1)	1,208,283	250,423	33,017	1,491,723
Adjusted EBITDA	$256,707	$10,208	$(33,017)	$233,898

	Nine months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Segment revenues	$1,165,394	$331,507	$—	$1,496,901
Direct costs (1)	931,631	323,714	30,607	1,285,952
Adjusted EBITDA	$233,763	$7,793	$(30,607)	$210,949

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of products sold-midstream operations", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less , "severance charge", "professional fees", and "unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net earnings (loss):

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Net earnings (loss)	$19,840	$15,395	$(13,012)	$18,555
Income tax expense (benefit)	57	(197)	261	(200)
Interest expense	31,739	31,270	97,993	95,416
Depreciation and amortization expense	25,348	25,737	76,565	77,546
EBITDA	76,984	72,205	161,807	191,317
Non-cash employee stock ownership plan compensation charge	2,738	4,697	10,731	11,396
Non-cash stock-based compensation charge	—	—	—	3,298
Asset impairments	—	—	10,005	—
Loss on asset sales and disposals	6,270	2,393	46,414	8,861
Other income, net	(227)	(162)	(1,422)	(1,433)
Severance costs	—	—	1,663	1,959
Professional fees	1,289	—	3,407	—
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	—	(2,234)	1,293	(4,449)
Adjusted EBITDA	$87,054	$76,899	$233,898	$210,949

Following are total assets by segment:

Assets	April 30, 2018	July 31, 2017
Propane operations and related equipment sales	$1,274,360	$1,194,905
Midstream operations	244,523	399,356
Corporate	13,654	15,687
Total consolidated assets	$1,532,537	$1,609,948

Following are capital expenditures by segment:

	Nine months ended April 30, 2018
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$17,556	$210	$1,492	$19,258
Growth	34,784	1,265	—	36,049
Total	$52,340	$1,475	$1,492	$55,307

	Nine months ended April 30, 2017
	Propane operations and related equipment sales	Midstream operations	Corporate	Total
Capital expenditures:
Maintenance	$8,533	$241	$1,905	$10,679
Growth	21,246	—	—	21,246
Total	$29,779	$241	$1,905	$31,925

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of April 30, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,126	$1	$364	$—	$—	$9,491
Accounts and notes receivable, net	(3,346)	—	23,493	182,580	—	202,727
Intercompany receivables	65,801	—	—	—	(65,801)	—
Inventories	70,893	—	14,169	—	—	85,062
Prepaid expenses and other current assets	31,167	—	12,890	2	—	44,059
Total current assets	173,641	1	50,916	182,582	(65,801)	341,339

Property, plant and equipment, net	552,551	—	85,137	—	—	637,688
Goodwill, net	246,098	—	—	—	—	246,098
Intangible assets, net	123,177	—	112,141	—	—	235,318
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	(164,031)	—	—	—	164,031	—
Other assets, net	36,744	—	34,987	363	—	72,094
Total assets	$1,418,180	$1	$283,181	$182,945	$(351,770)	$1,532,537

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$50,164	$—	$2,221	$87	$—	$52,472
Short-term borrowings	—	—	—	—	—	—
Collateralized note payable	—	—	—	104,000	—	104,000
Intercompany payables	—	—	45,554	20,247	(65,801)	—
Other current liabilities	143,804	—	3,041	398	—	147,243
Total current liabilities	193,968	—	50,816	124,732	(65,801)	303,715

Long-term debt	1,646,069	—	450,000	—	(450,000)	1,646,069
Other liabilities	29,615	—	4,610	—	—	34,225
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(469,338)	1	(222,245)	58,213	164,031	(469,338)
Accumulated other comprehensive income	17,866	—	—	—	—	17,866
Total partners' capital (deficit)	(451,472)	1	(222,245)	58,213	164,031	(451,472)
Total liabilities and partners' capital (deficit)	$1,418,180	$1	$283,181	$182,945	$(351,770)	$1,532,537

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended April 30, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$451,212	$—	$90	$—	$—	$451,302
Midstream operations	—	—	22,595	—	—	22,595
Other	19,701	—	22,212	—	—	41,913
Total revenues	470,913	—	44,897	—	—	515,810

Costs and expenses:
Cost of sales - propane and other gas liquids sales	260,317	—	102	—	—	260,419
Cost of sales - midstream operations	—	—	14,518	—	—	14,518
Cost of sales - other	2,328	—	17,522	—	—	19,850
Operating expense	108,291	—	9,262	1,459	(2,433)	116,579
Depreciation and amortization expense	19,105	—	6,171	72	—	25,348
General and administrative expense	10,460	—	1,086	—	—	11,546
Equipment lease expense	7,045	—	88	—	—	7,133
Non-cash employee stock ownership plan compensation charge	2,738	—	—	—	—	2,738
Loss on asset sales and disposals	2,243	—	4,027	—	—	6,270

Operating income (loss)	58,386	—	(7,879)	(1,531)	2,433	51,409

Interest expense	(20,297)	—	(10,104)	(1,338)	—	(31,739)
Other income (expense), net	(133)	—	360	2,433	(2,433)	227

Earnings (loss) before income taxes	37,956	—	(17,623)	(436)	—	19,897

Income tax expense (benefit)	102	—	(45)	—	—	57
Equity in earnings (loss) of subsidiary	(18,014)	—	—	—	18,014	—

Net earnings (loss)	19,840	—	(17,578)	(436)	18,014	19,840

Other comprehensive loss	(6,727)	—	—	—	—	(6,727)

Comprehensive income (loss)	$13,113	$—	$(17,578)	$(436)	$18,014	$13,113

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended April 30, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$369,437	$—	$—	$—	$—	$369,437
Midstream operations	—	—	126,676	—	—	126,676
Other	17,850	—	24,146	—	—	41,996
Total revenues	387,287	—	150,822	—	—	538,109

Costs and expenses:
Cost of sales - propane and other gas liquids sales	197,487	—	—	—	—	197,487
Cost of sales - midstream operations	—	—	118,767	—	—	118,767
Cost of sales - other	1,992	—	18,818	—	—	20,810
Operating expense	96,264	—	8,594	1,315	(1,400)	104,773
Depreciation and amortization expense	18,261	—	7,418	58	—	25,737
General and administrative expense	8,930	—	939	—	—	9,869
Equipment lease expense	7,108	—	162	—	—	7,270
Non-cash employee stock ownership plan compensation charge	4,697	—	—	—	—	4,697
Loss on asset sales and disposals	2,146	—	247	—	—	2,393

Operating income (loss)	50,402	—	(4,123)	(1,373)	1,400	46,306

Interest expense	(19,452)	—	(11,019)	(799)	—	(31,270)
Other income (expense), net	(157)	—	319	1,400	(1,400)	162

Earnings (loss) before income taxes	30,793	—	(14,823)	(772)	—	15,198

Income tax expense (benefit)	97	—	(294)	—	—	(197)
Equity in earnings (loss) of subsidiary	(15,301)	—	—	—	15,301	—

Net earnings (loss)	15,395	—	(14,529)	(772)	15,301	15,395

Other comprehensive income	(8,429)	—	—	—	—	(8,429)

Comprehensive income (loss)	$6,966	$—	$(14,529)	$(772)	$15,301	$6,966

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the nine months ended April 30, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,345,604	$—	$695	$—	$—	$1,346,299
Midstream operations	—	—	260,631	—	—	260,631
Other	59,085	—	59,606	—	—	118,691
Total revenues	1,404,689	—	320,932	—	—	1,725,621

Costs and expenses:
Cost of sales - propane and other gas liquids sales	802,063	—	789	—	—	802,852
Cost of sales - midstream operations	—	—	229,710	—	—	229,710
Cost of sales - other	7,890	—	46,449	—	—	54,339
Operating expense	323,619	—	28,320	4,474	(5,656)	350,757
Depreciation and amortization expense	55,973	—	20,377	215	—	76,565
General and administrative expense	35,048	5	4,547	—	—	39,600
Equipment lease expense	20,555	—	273	—	—	20,828
Non-cash employee stock ownership plan compensation charge	10,731	—	—	—	—	10,731
Asset impairments	—	—	10,005	—	—	10,005
Loss on asset sales and disposals	3,706	—	42,708	—	—	46,414

Operating income (loss)	145,104	(5)	(62,246)	(4,689)	5,656	83,820

Interest expense	(61,903)	—	(33,028)	(3,062)	—	(97,993)
Other income (expense), net	490	—	932	5,656	(5,656)	1,422

Earnings (loss) before income taxes	83,691	(5)	(94,342)	(2,095)	—	(12,751)

Income tax expense	174	—	87	—	—	261
Equity in earnings (loss) of subsidiary	(96,529)	—	—	—	96,529	—

Net earnings (loss)	(13,012)	(5)	(94,429)	(2,095)	96,529	(13,012)

Other comprehensive income	3,102	—	—	—	—	3,102

Comprehensive income (loss)	$(9,910)	$(5)	$(94,429)	$(2,095)	$96,529	$(9,910)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the nine months ended April 30, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,049,211	$—	$—	$—	$—	$1,049,211
Midstream operations	—	—	331,507	—	—	331,507
Other	56,785	—	59,398	—	—	116,183
Total revenues	1,105,996	—	390,905	—	—	1,496,901

Costs and expenses:
Cost of sales - propane and other gas liquids sales	551,728	—	—	—	—	551,728
Cost of sales - midstream operations	—	—	300,433	—	—	300,433
Cost of sales - other	6,993	—	46,220	—	—	53,213
Operating expense	297,905	—	28,482	(251)	(3,201)	322,935
Depreciation and amortization expense	54,552	—	22,817	177	—	77,546
General and administrative expense	32,886	5	3,525	—	—	36,416
Equipment lease expense	21,585	—	450	—	—	22,035
Non-cash employee stock ownership plan compensation charge	11,396	—	—	—	—	11,396
Loss on asset sales and disposals	3,666	—	5,195	—	—	8,861

Operating income (loss)	125,285	(5)	(16,217)	74	3,201	112,338

Interest expense	(60,893)	—	(32,694)	(1,826)	(3)	(95,416)
Other income (expense), net	100	—	1,333	3,198	(3,198)	1,433

Earnings (loss) before income taxes	64,492	(5)	(47,578)	1,446	—	18,355

Income tax expense (benefit)	171	—	(371)	—	—	(200)
Equity in earnings (loss) of subsidiary	(45,766)	—	—	—	45,766	—

Net earnings (loss)	18,555	(5)	(47,207)	1,446	45,766	18,555

Other comprehensive income	16,723	—	—	—	—	16,723

Comprehensive income (loss)	$35,278	$(5)	$(47,207)	$1,446	$45,766	$35,278

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended April 30, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$65,604	$(5)	$(3,531)	$66,878	$(35,000)	$93,946

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,862)	—	—	—	—	(14,862)
Capital expenditures	(57,158)	—	(1,803)	—	—	(58,961)
Proceeds from sale of assets	2,479	—	55,323	—	—	57,802
Cash collected for purchase of interest in accounts receivable	—	—	—	985,084	(985,084)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(1,020,084)	1,020,084	—
Net changes in advances with consolidated entities	116,871	—	—	—	(116,871)	—
Net cash provided by (used in) investing activities	47,330	—	53,520	(35,000)	(81,871)	(16,021)

Cash flows from financing activities:
Distributions	(45,495)	—	—	—	—	(45,495)
Proceeds from increase in long-term debt	23,580	—	—	—	—	23,580
Payments on long-term debt	(1,892)	—	—	—	—	(1,892)
Net reductions in short-term borrowings	(84,179)	—	—	—	—	(84,179)
Net additions to collateralized short-term borrowings	—	—	—	35,000	—	35,000
Net changes in advances with parent	—	5	(49,998)	(66,878)	116,871	—
Cash paid for financing costs	(1,149)	—	—	—	—	(1,149)
Net cash provided by (used in) financing activities	(109,135)	5	(49,998)	(31,878)	116,871	(74,135)

Increase (decrease) in cash and cash equivalents	3,799	—	(9)	—	—	3,790
Cash and cash equivalents - beginning of year	5,327	1	373	—	—	5,701
Cash and cash equivalents - end of year	$9,126	$1	$364	$—	$—	$9,491

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended April 30, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$186,530	$(5)	$(73,168)	$38,042	$(27,000)	$124,399

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,539)	—	—	—	—	(3,539)
Capital expenditures	(35,116)	—	(296)	—	—	(35,412)
Proceeds from sale of assets	4,721	—	—	—	—	4,721
Cash collected for purchase of interest in accounts receivable	—	—	—	803,109	(803,109)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(830,109)	830,109	—
Net changes in advances with consolidated entities	(35,476)	—	—	244	35,232	—
Other	(37)	—	—	—	—	(37)
Net cash provided by (used in) investing activities	(69,447)	—	(296)	(26,756)	62,232	(34,267)

Cash flows from financing activities:
Distributions	(94,413)	—	—	—	—	(94,413)
Contributions from Partners	167,640	—	—	—	—	167,640
Proceeds from increase in long-term debt	52,354	—	—	—	—	52,354
Payments on long-term debt	(173,471)	—	—	—	—	(173,471)
Net reductions in short-term borrowings	(62,902)	—	—	—	—	(62,902)
Net additions to collateralized short-term borrowings	—	—	—	27,000	—	27,000
Net changes in advances with parent	—	5	73,269	(38,042)	(35,232)	—
Cash paid for financing costs	(1,820)	—	—	(244)	—	(2,064)
Net cash provided by (used in) financing activities	(112,612)	5	73,269	(11,286)	(35,232)	(85,856)

Increase (decrease) in cash and cash equivalents	4,471	—	(195)	—	—	4,276
Cash and cash equivalents - beginning of year	4,472	1	417	—	—	4,890
Cash and cash equivalents - end of year	$8,943	$1	$222	$—	$—	$9,166

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

New $575.0 million senior secured credit facility

On May 4, 2018, Ferrellgas, L.P. entered into a new $575.0 million senior secured credit facility to replace its previous $575.0 million senior secured credit facility that was scheduled to mature in October 2018. This new facility consists of a $300.0 million revolving line of credit as well as a $275.0 million term loan, both priced at LIBOR + 5.75% and maturing May 4, 2023. The revolving line of credit includes a $125.0 million sublimit for the issuance of letters of credit. Borrowings under this facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions. At closing, the following transactions occurred: 1) the proceeds of the term loan were used to repay and terminate Ferrellgas, L.P.’s then existing credit facility, thus, no revolving credit loans were outstanding, 2) approximately $100 million of letters of credit were issued to replace the letters of credit under the operating partnership's then existing credit facility, and 3) Ferrellgas, L.P. held approximately $75 million of surplus cash.

The term loan does not include any scheduled principal payments and the revolving credit facility does not have any scheduled commitment reductions before maturity; however, the credit facility requires prepayments pursuant to the following: 1) certain asset sales, 2) 50% of any excess cash flow, as defined in the credit agreement, in any fiscal year beginning with fiscal year 2019, 3) certain insurance proceeds, and 4) certain tax refunds.

This new senior secured credit facility is secured with substantially all of the assets of Ferrellgas, L.P. and its subsidiaries, and Ferrellgas Partners’ and the general partner’s partnership interests in Ferrellgas, L.P., and contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

Amended accounts receivable securitization facility

On May 14, 2018, Ferrellgas, L.P. entered into a seventh amendment to its accounts receivable securitization facility which extends the maturity date by three years, as well as increases the size of the facility from a maximum borrowing capacity of $225.0 million to $250.0 million at a discount rate of LIBOR plus 200 basis points. The amended accounts receivable securitization facility also includes provisions for the issuance of letters of credit with a $50.0 million sublimit. The facility continues to contain provisions where maximum purchase levels are reduced during periods of the year when working capital requirements are lower to efficiently reduce unused capacity fees.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	April 30, 2018	July 31, 2017
ASSETS
Cash	$1,100	$1,100
Other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	71,052	67,336
Accumulated deficit	(70,952)	(65,736)
Total stockholder's equity	$1,100	$2,600
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2018	2017	2018	2017

General and administrative expense	$—	$225	$5,216	$5,175

Net loss	$—	$(225)	$(5,216)	$(5,175)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,216)	$(5,175)
Changes in operating assets and liabilities:
Other current assets	1,500	1,500
Cash used in operating activities	(3,716)	(3,675)

Cash flows from financing activities:
Capital contribution	3,716	3,675
Cash provided by financing activities	3,716	3,675

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
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

The indentures governing the senior notes agreements contains various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of April 30, 2018, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	Ferrellgas’ ability to cure the limitation on distributions under the fixed charge covenant ratio related to the Ferrellgas Partners 2020 8.625% senior notes;

•	the effect of weather conditions on the demand for propane;

•	the prices of wholesale propane, motor fuel and crude oil;

•	disruptions to the supply of propane;

•	competition from other industry participants and other energy sources;

•	energy efficiency and technology advances;

•	adverse changes in our relationships with our national tank exchange customers;

•	significant delays in the collection of, or uncollectibility of, accounts or notes receivable;

•	customer, counterparty, supplier or vendor defaults;

•	changes in demand for, and production of, hydrocarbon products;

•	capacity overbuild of midstream energy infrastructure in our midstream operational areas;

•	increased trucking regulations;

•	cost increases that exceed contractual rate increases for our logistics services;

•	inherent operating and litigation risks in gathering, transporting, handling and storing propane and crude oil;

•	our inability to complete acquisitions or to successfully integrate acquired operations;

•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;

•	the impact of pending and future legal proceedings;

•	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber attack;

•	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;

•	economic and political instability, particularly in areas of the world tied to the energy industry; and

•	disruptions in the capital and credit markets.

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

Recent developments

New $575.0 million senior secured credit facility

On May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility to replace its previous $575.0 million senior secured credit facility that was scheduled to mature in October 2018. This new facility consists of a $300.0 million revolving line of credit as well as a $275.0 million term loan, both priced at LIBOR + 5.75% and maturing May 4, 2023. The revolving line of credit includes a $125.0 million sublimit for the issuance of letters of credit. Borrowings under this facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions. At closing, the following transactions occurred: 1) the proceeds of the term loan were used to repay and terminate the operating partnership’s then existing credit facility, thus, no revolving credit loans were outstanding, 2) approximately $100 million of letters of credit were issued to replace the letters of credit under the operating partnership's then existing credit facility, and 3) the operating partnership held approximately $75 million of surplus cash.

The term loan does not include any scheduled principal payments and the revolving credit facility does not have any scheduled commitment reductions before maturity; however, the credit facility requires prepayments pursuant to the following: 1) certain asset sales, 2) 50% of any excess cash flow, as defined in the credit agreement, in any fiscal year beginning with fiscal year 2019, 3) certain insurance proceeds, and 4) certain tax refunds.

This new senior secured credit facility is secured with substantially all of the assets of the operating partnership and its subsidiaries, and Ferrellgas Partners’ and the general partner’s partnership interests in the operating partnership, and contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

Amended accounts receivable securitization facility

On May 14, 2018, the operating partnership entered into a seventh amendment to its accounts receivable securitization facility which extends the maturity date by three years, as well as increases the size of the facility from a maximum borrowing capacity of $225.0 million to $250.0 million at a discount rate of LIBOR plus 200 basis points. The amended accounts receivable securitization facility also includes provisions for the issuance of letters of credit with a $50.0 million sublimit. The facility continues to contain provisions where maximum purchase levels are reduced during periods of the year when working capital requirements are lower to efficiently reduce unused capacity fees.

Rail car sale

During the third quarter 2018, we sold 1,292 rail cars and received approximately $51.3 million in cash. The sale of the rail cars resulted in a $36.8 million loss. We used the proceeds to reduce borrowings under our senior secured credit facility. The sale will reduce our interest expense in future periods, improve our credit metrics, and lessen our reliance on our senior secured credit facility as we move forward with growth efforts. The benefits to our liquidity from the sale of these assets will be achieved without impacting our forecasted Adjusted EBITDA.

Bridger Energy, LLC sale

In January 2018 we completed the sale of Bridger Energy, LLC, a subsidiary of Bridger Logistics, which is a subsidiary of Ferrellgas, L.P. With the sale, we exited Bridger Energy's oil purchase and sale activity, and as a result realized approximately $80 million in reduced letters of credit issued on our senior secured credit facility, which were used to support Bridger Energy.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability and its subsidiaries to, among other things, make restricted payments and incur additional indebtedness. Our general partner believes that the most restrictive of these covenants is the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners.

Consolidated fixed charge coverage ratio

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

This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows us to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of April 30, 2018, the ratio was 1.56x. As a result, the $9.8 million distribution to be paid to common unitholders on June 14, 2018 will be taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken as a result of the distributions paid in September 2017, December 2017 and March 2018, leaves $10.8 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond. While there can be no assurance of successfully resolving the distribution limitation, we are presently considering potential solutions to cure the limitation on distributions under the consolidated fixed charge covenant ratio related to the outstanding unsecured bonds due in June 2020. The potential solutions, among others, include a refinancing or a transaction to exchange new bonds for some or all of the bonds due June 2020.

Debt and interest expense reduction strategy

We continue to execute on a strategy to further reduce our debt and interest expense. This strategy included refinancing our secured credit facility and amending our accounts receivable securitization facility (see Recent Developments above for such actions taken since January 31, 2018), as well as certain asset sales executed to date, and may include refinancing existing debt agreements, additional asset sales, a reduction in Ferrellgas Partners' annual distribution rate or the issuance of equity. We believe any debt and interest expense reduction strategies would remain in effect until our consolidated leverage ratio reaches 4.5x or a level that we deem appropriate for our business.

Distributions

On May 24, 2018 the board of directors of our general partner announced a quarterly distribution of $0.10, payable on June 14, 2018, to all unitholders of record as of June 7, 2018, which equates to an annual distribution rate of $0.40. On March 16, 2018, December 15, 2017, and September 14, 2017, we also paid a quarterly distribution of $0.10.

As discussed above, unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2018 and 2019 sales commitments and, as of April 30, 2018, have experienced net mark-to-market gains of approximately $17.5 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2018, we estimate 64% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.
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

Summary Discussion of Results of Operations:

For the three months ended April 30, 2018 and 2017

During the three months ended April 30, 2018, we generated net earnings attributable to Ferrellgas Partners L.P. of $10.9 million, compared to net earnings attributable to Ferrellgas Partners L.P. of $6.5 million during the three months ended April 30, 2017.

Our propane operations and related equipment sales segment generated operating income of $74.5 million during the three months ended April 30, 2018, compared to operating income of $67.1 million during the three months ended April 30, 2017. The increase in operating income resulted from a $19.8 million increase in gross margin largely offset by an $11.3 million increase in operating, general and administrative expenses which is primarily the result of increased volumes sold. Due to the seasonal nature of demand for propane, sales volumes of our propane operations and related equipment sales segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year.

Our midstream operations segment generated an operating loss of $8.5 million during the three months ended April 30, 2018 compared to an operating loss of $5.7 million during the three months ended April 30, 2017. This increase in operating loss is primarily due to a $3.0 million loss on the closure of a salt water disposal well during the three months ended April 30, 2018.

Corporate operations recognized an operating loss of $14.7 million during the three months ended April 30, 2018, compared to an operating loss of $15.2 million recognized during the three months ended April 30, 2017. This decrease in operating loss is primarily due to a $2.0 million decrease in non-cash compensation charges and a $0.9 million decrease in corporate personnel costs, partially offset by a $1.6 million increase in legal costs.

“Interest expense” for Ferrellgas increased $0.5 million primarily due to increased interest rates on the secured credit facility and accounts receivable securitization facility.

Distributable cash flow attributable to equity investors increased to $43.9 million in the current period from $36.3 million in the prior period primarily due to a $10.1 million increase in our Adjusted EBITDA, partially offset by a $2.3 million increase in maintenance capital expenditures.

Distributable cash flow excess increased to $33.3 million in the current period from $25.9 million in the prior period, primarily due to a $10.1 million increase in our Adjusted EBITDA, partially offset by a $2.3 million increase in maintenance capital expenditures.

For the nine months ended April 30, 2018 and 2017

During the nine months ended April 30, 2018, we generated net loss attributable to Ferrellgas Partners L.P. of $38.9 million, compared to net earnings of $1.6 million during the nine months ended April 30, 2017.

Our propane operations and related equipment sales segment generated operating income of $187.5 million during the nine months ended April 30, 2018, compared to operating income of $179.0 million during the nine months ended April 30, 2017. The increase in operating income resulted from the $47.3 million increase in gross margin partially offset by a $28.3 million increase in operating, general and administrative expenses both primarily the result of increased volumes sold and a $10.0 million impairment of goodwill related to an immaterial reporting unit recorded during the three months ended January 31, 2018. Due to the seasonal nature of demand for propane, sales volumes of our propane operations and related equipment sales segment typically are higher during the second and third quarters of the fiscal year than during the first and fourth quarters of the fiscal year.

Our midstream operations segment generated an operating loss of $53.6 million during the nine months ended April 30, 2018 compared to an operating loss of $17.7 million during the nine months ended April 30, 2017. This increase in operating loss is primarily due to a $36.8 million loss on sale of rail car assets recognized in fiscal 2018.

Corporate operations recognized an operating loss of $50.2 million during the nine months ended April 30, 2018, compared to an operating loss of $49.1 million recognized during the nine months ended April 30, 2017. This increase in operating loss is primarily due to a $7.7 million increase in legal costs, partially offset by $4.0 million of decreased non-cash compensation charges and a $3.6 million decrease in corporate personnel costs.

“Interest expense” for Ferrellgas increased $11.7 million primarily due to increased interest rates associated with the $175.0 million of debt issued by Ferrellgas Partners in January 2017, which replaced a portion of the borrowings under the secured credit facility, as well as increased interest rates on the secured credit facility and accounts receivable securitization facility.

Distributable cash flow attributable to equity investors of $103.8 million in the current period increased from $99.0 million in the prior period primarily due to a $22.9 million increase in our Adjusted EBITDA, partially offset by a $10.2 million increase in net cash interest expense and a $8.6 million increase in maintenance capital expenditures. The increase in maintenance capital expenditures was primarily for the purchase of new propane delivery trucks.

Distributable cash flow excess increased to $72.6 million in the current period from $27.8 million in the prior period, primarily due to a $40.1 million decrease in distributions paid to common unitholders and a $22.9 million increase in our Adjusted EBITDA, partially offset by a $10.2 million increase in net cash interest expense and a $8.6 million increase in maintenance capital expenditures.

Consolidated Results of Operations

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2018	2017	2018	2017
Total revenues	$515,810	$538,109	$1,725,621	$1,496,901

Total cost of sales	294,787	337,064	1,086,901	905,374

Operating expense	116,579	104,773	350,757	322,935
Depreciation and amortization expense	25,348	25,737	76,565	77,546
General and administrative expense	11,678	9,978	39,733	36,526
Equipment lease expense	7,133	7,270	20,828	22,035
Non-cash employee stock ownership plan compensation charge	2,738	4,697	10,731	11,396
Asset impairments	—	—	10,005	—
Loss on asset sales and disposals	6,270	2,393	46,414	8,861
Operating income	51,277	46,197	83,687	112,228
Interest expense	(40,375)	(39,860)	(123,855)	(112,107)
Other income, net	227	162	1,422	1,433
Earnings (loss) before income taxes	11,129	6,499	(38,746)	1,554
Income tax expense (benefit)	67	(192)	282	(194)
Net earnings (loss)	11,062	6,691	(39,028)	1,748
Net earnings (loss) attributable to noncontrolling interest	201	155	(131)	187
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	10,861	6,536	(38,897)	1,561
Less: General partner's interest in net earnings (loss)	109	66	(389)	16
Common unitholders' interest in net earnings (loss)	$10,752	$6,470	$(38,508)	$1,545

Non-GAAP Financial Measures

In this Quarterly Report we present three primary non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, and Distributable cash flow attributable to common unitholders.

Adjusted EBITDA. Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposals, other income, net, severance costs, professional fees, unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments, and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table summarizes EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors and Distributable cash flow attributable to common unitholders for the three and nine months ended April 30, 2018 and 2017, respectively:

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2018	2017	2018	2017
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$10,861	$6,536	$(38,897)	$1,561
Income tax expense (benefit)	67	(192)	282	(194)
Interest expense	40,375	39,860	123,855	112,107
Depreciation and amortization expense	25,348	25,737	76,565	77,546
EBITDA	76,651	71,941	161,805	191,020
Non-cash employee stock ownership plan compensation charge	2,738	4,697	10,731	11,396
Non-cash stock-based compensation charge	—	—	—	3,298
Asset impairments	—	—	10,005	—
Loss on asset sales and disposals	6,270	2,393	46,414	8,861
Other income, net	(227)	(162)	(1,422)	(1,433)
Severance costs	—	—	1,663	1,959
Professional fees (d)	1,289	—	3,407	—
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives not designated as hedging instruments	—	(2,234)	1,293	(4,449)
Net earnings (loss) attributable to noncontrolling interest	201	155	(131)	187
Adjusted EBITDA	86,922	76,790	233,765	210,839
Net cash interest expense (a)	(37,873)	(37,140)	(115,664)	(105,470)
Maintenance capital expenditures (b)	(5,741)	(3,442)	(19,085)	(10,518)
Cash paid (refund) for taxes	470	(2)	458	(28)
Proceeds from asset sales	148	130	4,355	4,163
Distributable cash flow attributable to equity investors	43,926	36,336	103,829	98,986
Distributable cash flow attributable to general partner and non-controlling interest	879	727	2,077	1,980
Distributable cash flow attributable to common unitholders	43,047	35,609	101,752	97,006
Less: Distributions paid to common unitholders	9,715	9,715	29,146	69,221
Distributable cash flow excess (c)	$33,332	$25,894	$72,606	$27,785

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

Segment Operating Results for the three months ended April 30, 2018 and 2017

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to the following transactions. In January 2018, we completed the sale of Bridger Energy, LLC, a subsidiary of Bridger Logistics, which is a subsidiary of Ferrellgas, L.P. After January 2018, we will no longer report oil purchase and sale activity within the midstream reporting segment. During the quarter ended April 30, 2018, Ferrellgas completed the sale of all 1,292 rail cars from our crude oil logistics operations. Most of these rail cars were in storage and incurring storage fees, while fewer were leased to a third party under a multi-year contract. The sale of these rail cars will not significantly affect future revenues or operating income within the midstream reporting segment.

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)
Three months ended April 30,	2018	2017	Increase (Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	189,183	160,326	28,857	18%
Wholesale - Sales to Resellers	57,121	51,891	5,230	10%
	246,304	212,217	34,087	16%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$330,320	$258,292	$72,028	28%
Wholesale - Sales to Resellers	97,689	90,313	7,376	8%
Other Gas Sales (a)	23,293	20,832	2,461	12%
Other (b)	41,913	41,996	(83)	—%
Propane and related equipment revenues	$493,215	$411,433	$81,782	20%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$151,084	$130,057	$21,027	16%
Wholesale - Sales to Resellers (a)	39,799	41,893	(2,094)	(5)%
Other (b)	22,063	21,186	877	4%
Propane and related equipment gross margin	$212,946	$193,136	$19,810	10%

Operating, general and administrative expense (d)	$110,673	$99,416	$11,257	11%
Equipment lease expense	6,626	6,503	123	2%

Operating income	$74,479	$67,119	$7,360	11%
Depreciation and amortization expense	18,880	17,953	927	5%
Loss on asset sales and disposals	2,288	2,146	142	7%
Unrealized (non-cash) gains on changes in fair value of derivatives not designated as hedging instruments	—	(227)	227	100%
Adjusted EBITDA	$95,647	$86,991	$8,656	10%

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

Propane sales volumes during the three months ended April 30, 2018 increased 16% or 34.1 million gallons, from the prior year period due to increased gallon sales of 28.9 million and 5.2 million to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the three months ended April 30, 2018 was approximately 1% colder than normal and 24% colder than the prior year period; however, not all of our gallons are weather sensitive, and compared to the prior period the coldest weather occurred in the month of April when there are fewer heating degree days. Retail and wholesale gallons increased due due to a combination of colder weather and efforts to increase market share.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended April 30, 2018 averaged 21% and 11% greater than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.82 and $0.68 per gallon during the three months ended April 30, 2018 and 2017, respectively, while the wholesale market price at Conway, Kansas averaged $0.68 and $0.61 per gallon during the three months ended April 30, 2018 and 2017, respectively.

Revenues

Retail sales increased $72.0 million compared to the prior period. This increase resulted from $45.9 million in increased sales volumes and a $26.1 million increase in sales price per gallon, as discussed above.

Wholesale sales increased $7.4 million compared to the prior period. This increase resulted from a $4.3 million increase in sales volumes and a $3.1 million increase in sales price per gallon, as discussed above.

Other gas sales increased $2.5 million compared to the prior year period due to an increase in sales price per gallon, as discussed above, partially offset by a decrease in sales volumes.

Gross margin - Propane and other gas liquids sales

Gross margin increased $18.9 million primarily due to the 34.1 million increase in gallon sales as discussed above, partially offset by a decrease in gross margin per gallon. The increase in retail gross margin of $21.0 million resulted from a combination of colder weather and efforts to increase market share. The decrease in wholesale gross margin primarily relates to decreased gross margin per gallon, partially offset by increased volumes as discussed above.

Operating income

Operating income increased $7.4 million primarily due to a $18.9 million increase in Gross margin - Propane and other gas liquid sales, partially offset by a $11.3 million increase in "Operating, general and administrative expense". "Operating, general and administrative expense" increased primarily due to a $4.9 million increase in personnel costs and a $1.8 million increase in vehicle costs, both related to the increase in gallons sold as discussed above, and a $1.4 million increase in plant and office expenses.

Adjusted EBITDA

Adjusted EBITDA increased $8.7 million primarily due to a $18.9 million increase in Gross margin - Propane and other gas liquid sales, partially offset by a $11.0 million increase in "Operating, general and administrative expense". "Operating, general and administrative expense" increased primarily due to a $4.9 million increase in personnel costs and a $1.6 million increase in vehicle costs, both related to the increase in gallons sold as discussed above and a $1.4 million increase in plant and office expenses.

Midstream operations

The following table summarizes the volume of product hauled, sold and processed, as well as Adjusted EBITDA results of our midstream operations segment for the periods indicated:

(amounts in thousands)
Three months ended April 30,	2018	2017	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	11,640	12,280	(640)	(5)%
Crude oil sold	27	2,110	(2,083)	(99)%
Salt water volume processed	4,761	4,635	126	3%

Revenues -
Crude oil and other logistics	$17,500	$22,135	$(4,635)	(21)%
Crude oil sales	1,619	100,957	(99,338)	(98)%
Other	3,476	3,584	(108)	(3)%
	$22,595	$126,676	$(104,081)	(82)%

Gross margin - (a)
Crude oil and other logistics	$5,540	$1,676	$3,864	231%
Crude oil sales	1,400	4,163	(2,763)	(66)%
Other	1,137	2,070	(933)	(45)%
	$8,077	$7,909	$168	2%

Operating, general, and administrative expenses (b)	$6,692	$6,296	$396	6%
Equipment lease expense	83	153	(70)	(46)%

Operating loss	$(8,540)	$(5,704)	$(2,836)	(50)%
Depreciation and amortization expense	5,560	6,917	(1,357)	(20)%
Loss on asset sales and disposals	3,982	247	3,735	NM
Unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments	—	(2,007)	2,007	NM
Adjusted EBITDA	$1,002	$(547)	$1,549	NM

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

Crude oil hauled during the three months ended April 30, 2018 decreased 5%, or 0.6 million barrels, from that of the prior period primarily due to decreased short haul trucking volumes.

Revenues

Crude oil sales decreased 98% or $99.3 million compared to the prior period, while crude oil and other logistics revenue decreased 21% or $4.6 million. The decrease in crude oil sales reflects the completion of the sale of Bridger Energy, LLC, a subsidiary of Bridger Logistics, which is a subsidiary of Ferrellgas, L.P. in the quarter ended January 31, 2018. With the sale, we exited Bridger Energy's oil purchase and sale activity. Our water solutions business continues to sell crude oil as part of its normal operations. The decrease in crude oil and other logistics revenues is driven by an overall decline in short haul trucking volumes, particularly in the Permian West region, due to increased utilization of pipelines and continued trucking industry related labor shortages.

Gross margin

Gross margin increased 2% or $0.2 million compared to the prior period, primarily due to a $3.9 million increase related to crude oil and other logistics hauling, partially offset by a $2.8 million decrease related to crude oil sales. Despite decreased volumes and revenues, crude oil and other logistics gross margin increased primarily due to the benefits from the cessation of barge operations related to a transportation and logistics agreement with Jamex Marketing, LLC (the "Jamex TLA"). Crude oil sales gross margin decreased primarily due to the sale of Bridger Energy, LLC, which resulted in cessation of all oil purchase and sale activity, except for minimal crude oil sales as part of the normal operations of our water solutions business.

Operating loss

Operating loss increased by $2.8 million during the three months ended April 30, 2018 as compared to the three months ended April 30, 2017. This increase in operating loss was primarily due to a $3.0 million loss on the closure of a salt water disposal well during the three months ended April 30, 2018.

Adjusted EBITDA

Adjusted EBITDA increased $1.5 million primarily due to $2.2 million increase in gross margin, due to a $3.9 million increase related to crude oil and other logistics hauling, as discussed above, partially offset by a $0.9 million decrease in other gross margin and a $0.8 million decrease in gross margin related to crude oil sales.

Corporate

The following table summarizes the financial results of our corporate operations for the periods indicated:

(amounts in thousands)
Three months ended April 30,	2018	2017	Increase (Decrease)

Operating, general and administrative expense (a)	$10,592	$9,039	$1,553	17%
Equipment lease expense	424	614	(190)	(31)%

Operating loss	$(14,662)	$(15,218)	$556	4%
Depreciation and amortization expense	908	867	41	5%
Non-cash employee stock ownership plan compensation charge	2,738	4,697	(1,959)	(42)%
Professional fees (b)	1,289	—	1,289	NM
Adjusted EBITDA	$(9,727)	$(9,654)	$(73)	(1)%

(a) Some general and administrative expenses have been allocated to other segments.
(b) Professional fees incurred related to a lawsuit.

Operating loss

Corporate recognized an operating loss of $14.7 million during the three months ended April 30, 2018, compared to an operating loss of $15.2 million recognized during the three months ended April 30, 2017. This decrease in operating loss is primarily due to a $2.0 million decrease in non-cash compensation charges and a $0.9 million decrease in corporate personnel costs, partially offset by a $1.6 million increase in legal costs.

Adjusted EBITDA

The Adjusted EBITDA loss within "Corporate" increased by $0.1 million primarily due to $0.3 million in increased legal costs, partially offset by a $0.9 million reduction in corporate personnel expenses, both as discussed above.

Segment Operating Results for the nine months ended April 30, 2018 and 2017

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to the following transactions. In January 2018, we completed the sale of Bridger Energy, LLC, a subsidiary of Bridger Logistics, which is a subsidiary of Ferrellgas, L.P. After January 2018, we will no longer report oil purchase and sale activity within the midstream reporting segment. During the quarter ended, April 30, 2018, Ferrellgas completed the sale of all 1,292 rail cars from our crude oil logistics operations. Most of these rail cars were in storage and incurring storage fees, while fewer were leased to a third party under a multi-year contract. Thus, this sale of rail cars will not significantly affect future revenues or operating income within the midstream reporting segment.

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)
Nine months ended April 30,	2018	2017	Increase (Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	543,548	473,094	70,454	15%
Wholesale - Sales to Resellers	185,492	170,033	15,459	9%
	729,040	643,127	85,913	13%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$931,495	$720,078	$211,417	29%
Wholesale - Sales to Resellers	324,863	277,755	47,108	17%
Other Gas Sales (a)	89,941	51,378	38,563	75%
Other (b)	118,691	116,183	2,508	2%
Propane and related equipment other revenues	$1,464,990	$1,165,394	$299,596	26%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$411,644	$369,811	$41,833	11%
Wholesale - Sales to Resellers (a)	131,803	127,672	4,131	3%
Other (b)	64,352	62,970	1,382	2%
Propane and related equipment gross margin	$607,799	$560,453	$47,346	8%

Operating, general and administrative expense (d)	$332,244	$303,926	$28,318	9%
Equipment lease expense	19,206	19,780	(574)	(3)%

Operating income	$187,458	$178,979	$8,479	5%
Depreciation and amortization expense	55,135	54,103	1,032	2%
Loss on asset sales and disposals	3,751	3,666	85	2%
Asset impairments	10,005	—	10,005	NM
Severance costs	358	253	105	42%
Unrealized (non-cash) gains on changes in fair value of derivatives not designated as hedging instruments	—	(3,238)	3,238	NM
Adjusted EBITDA	$256,707	$233,763	$22,944	10%

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

Propane sales volumes during the nine months ended April 30, 2018 increased 13% or 85.9 million gallons, from that of the prior year period due to 70.5 million and 15.5 million of increased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for the nine months ended April 30, 2018 was approximately 4% warmer than normal, but 17% colder than the prior year period. Retail and wholesale gallons increased due to a combination of efforts to increase market share and colder weather.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the nine months ended April 30, 2018 both averaged 43% greater than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.87 and $0.61 per gallon during the nine months ended April 30, 2018 and 2017, respectively, while the wholesale market price at Conway, Kansas averaged $0.80 and $0.56 per gallon during the nine months ended April 30, 2018 and 2017, respectively.

Revenues

Retail sales increased $211.4 million compared to the prior period. This increase resulted from $107.2 million in increased sales volumes and from a $104.2 million increase in sales price per gallon, both as discussed above.

Wholesale sales increased $47.1 million compared to the prior period. This increase resulted from a $26.5 million increase in sales price per gallon and $20.6 million from increased sales volumes, both as discussed above.

Other gas sales increased $38.6 million compared to the prior year period primarily due to increased sales price per gallon.

Other revenues increased $2.5 million compared to the prior year period, primarily due to an increase in the sales of certain lower margin equipment.

Gross margin - Propane and other gas liquids sales

Gross margin increased $46.0 million primarily due to the 85.9 million increase in gallon sales as discussed above, partially offset by a decrease in gross margin per gallon. The increase in retail gross margin of $41.8 million resulted from efforts to increase market share and colder weather, partially offset by a decrease in gross margin per gallon. The increase in wholesale gross margin primarily relates to increased volumes as discussed above, partially offset by decreased gross margin per gallon resulting from efforts to increase market share.

Operating income

Operating income increased $8.5 million primarily due to a $46.0 million increase in Gross margin - Propane and other gas liquids sales, partially offset by a $28.3 million increase in "Operating, general and administrative expense" and a $10.0 million "Asset impairment". "Operating, general and administrative expense" increased primarily due to a $11.8 million increase in personnel costs and a $7.5 million increase in vehicle costs, both related to the increase in gallons sold as discussed above, a $2.1 million increase in plant and office expenses and a $1.8 million increase in bad debt expense. The "Asset impairments" relates to an impairment of goodwill of an immaterial reporting unit during the three months ended January 31, 2018.

Adjusted EBITDA

Adjusted EBITDA increased $22.9 million primarily due to a $46.0 million increase in Gross margin - Propane and other gas liquids sales, partially offset by a $25.0 million increase in "Operating, general and administrative expense". "Operating, general and administrative expense" increased primarily due to an $11.7 million increase in personnel costs and a $4.3 million increase in vehicle costs, both related to the increase in gallons sold as discussed above, a $2.1 million increase in plant and office expenses and a $1.8 million increase in bad debt expense.

Midstream operations

The following table summarizes the volume of product hauled, sold and processed, as well as Adjusted EBITDA results of our midstream operations segment for the periods indicated:

(amounts in thousands)
Nine months ended April 30,	2018	2017	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	34,855	36,549	(1,694)	(5)%
Crude oil sold	3,412	5,228	(1,816)	(35)%
Salt water volume processed	14,552	12,340	2,212	18%

Revenues -
Crude oil logistics	$50,727	$62,750	$(12,023)	(19)%
Crude oil sales	198,283	258,724	(60,441)	(23)%
Other	11,620	10,033	1,587	16%
	$260,630	$331,507	$(70,877)	(21)%

Gross margin (a)
Crude oil logistics	$23,046	$12,671	$10,375	82%
Crude oil sales	4,414	11,835	(7,421)	(63)%
Other	3,461	6,568	(3,107)	(47)%
	$30,921	$31,074	$(153)	—%

Operating, general, and administrative expenses (b)	$23,060	$21,888	$1,172	5%
Equipment lease expense	251	423	(172)	(41)%

Operating loss	$(53,593)	$(17,651)	$(35,942)	(204)%
Depreciation and amortization expense	18,540	21,233	(2,693)	(13)%
Loss on asset sales and disposals	42,663	5,195	37,468	721%
Severance costs	1,305	227	1,078	475%
Unrealized (non-cash) (gain) loss on changes in fair value of derivatives not designated as hedging instruments	1,293	(1,211)	2,504	NM
Adjusted EBITDA	$10,208	$7,793	$2,415	31%
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

Crude oil hauled during the nine months ended April 30, 2018 decreased 5%, or 1.7 million barrels, from that of the prior period primarily due to decreased short haul trucking volumes.

Revenues

Crude oil sales decreased 23% or $60.4 million compared to the prior period, while crude oil and other logistics revenue decreased 19% or $12.0 million. The decrease in crude oil sales reflects the completion of the sale of Bridger Energy, LLC, a subsidiary of Bridger Logistics, which is a subsidiary of Ferrellgas, L.P. in the quarter ended January 31, 2018. With the sale, we exited Bridger Energy's oil purchase and sale activity. Our water solutions business continues to sell crude oil as part of its normal operations. The decrease in crude oil and other logistics revenues is driven by increased utilization of pipelines and the continued trucking industry related labor shortages.

Gross margin

Gross margin decreased $0.2 million compared to the prior period, primarily due to a $7.4 million decrease related to crude oil sales and $3.1 million decrease in other gross margin, partially offset by a $10.4 million increase related to crude oil and other logistics hauling. Crude oil sales gross margin decreased due to the sale of Bridger Energy, LLC in the second fiscal quarter, and the resulting exit of Bridger Energy's oil purchase and sale activity. Crude oil and other logistics hauling gross margin increased primarily due to the benefits from the cessation of barge operations related to the Jamex TLA.

Operating loss

Operating loss increased by $35.9 million during the nine months ended April 30, 2018 as compared to the nine months ended April 30, 2017. This increase in operating loss was primarily due to a $36.8 million loss on the sale of rail car assets recognized in fiscal 2018.

Adjusted EBITDA

Adjusted EBITDA increased $2.4 million primarily due to a $10.4 million increase in gross margin related to crude oil and other logistics hauling, partially offset by a $4.9 million decrease in gross margin related to crude oil sales, both as discussed above, and $3.1 million decrease in other gross margin.

Corporate

The following table summarizes the financial results of our corporate operations for the periods indicated:

(amounts in thousands)
Nine months ended April 30,	2018	2017	Increase (Decrease)

Operating, general and administrative expense (a)	$35,186	$33,660	$1,526	5%
Equipment lease expense	1,371	1,832	(461)	(25)%

Operating loss	$(50,178)	$(49,100)	$(1,078)	(2)%
Depreciation and amortization expense	2,890	2,210	680	31%
Non-cash employee stock ownership plan compensation charge	10,731	11,396	(665)	(6)%
Non-cash stock based compensation charge	—	3,298	(3,298)	NM
Severance costs	—	1,479	(1,479)	NM
Professional fees (b)	3,407	—	3,407	NM
Adjusted EBITDA	$(33,150)	$(30,717)	$(2,433)	(8)%

(a) Some general and administrative expenses have been allocated to other segments.
(b) Professional fees incurred related to a lawsuit.

Operating loss

Corporate recognized an operating loss of $50.2 million during the nine months ended April 30, 2018, compared to an operating loss of $49.1 million recognized during the nine months ended April 30, 2017. This increase in operating loss is primarily due to an increase of $7.7 million in legal costs and $0.7 million increase in depreciation and amortization expense, partially offset by $4.0 million of decreased non-cash compensation charges and a $3.6 million decrease in corporate personnel costs.

Adjusted EBITDA

The Adjusted EBITDA loss within "Corporate" increased by $2.4 million primarily due to a $4.3 million increase in legal costs, partially offset by a $2.1 million reduction in corporate personnel expenses.

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

As more fully described in Item 2. Management's Discussion and Analysis under the subheading "Recent Developments", on May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility, which replaced the $575.0 million secured credit facility that was scheduled to mature in October 2018. Credit facility disclosures below pertain to the secured credit facility that was in place as of April 30, 2018.

As more fully described in Item 2. Management's Discussion and Analysis under the subheading "Recent Developments", on May 14, 2018, the operating partnership entered into an amendment which extended the maturity date of its accounts receivable securitization facility by three years and increased the maximum borrowing capacity from $225.0 million to $250.0 million. The accounts receivable securitization facility disclosures below pertain to the facility that was in place as of April 30, 2018.

Financial Covenants

As more fully described in Item 2. Management’s Discussion and Analysis under the subheading “Financial Covenants”, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations of these covenants, we continue to execute on a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to further reduce debt and interest expense, we may be restricted from making distribution payments to our common unitholders.

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

As described in financing activities below, on May 24, 2018, the board of directors of our general partner announced a quarterly distribution of $0.10 per common unit, payable on June 14, 2018, to all unitholders of record as of June 7, 2018, which equates to an annual distribution rate of $0.40 per common unit.

Distributable Cash Flow

Distributable cash flow to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P. in Item 2. Management's Discuss and Analysis under the subheading "Non-GAAP Financial Measures." A comparison of distributable cash flow to distributions paid for the twelve months ended April 30, 2018 to the twelve months ended January 31, 2018 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves (deficiency) approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Nine months ended April 30, 2018	$103,829	$73,930	$29,899
For the year ended July 31, 2017	77,182	(3,601)	80,783
Less: Nine months ended April 30, 2017	98,986	28,273	70,713
Twelve months ended April 30, 2018	$82,025	$42,056	$39,969	2.05

Twelve months ended January 31, 2018	74,435	34,468	39,967	1.86
Change	$7,590	$7,588	$2	0.19

For the twelve months ended April 30, 2018, distributable cash flow attributable to equity investors increased $7.6 million compared to the twelve months ended January 31, 2018 primarily due to a $10.1 million increase in Adjusted EBITDA for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, partially offset by a $2.3 million increase in maintenance capital expenditures during the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase in Adjusted EBITDA is primarily due to an $8.7 million increase in our Propane operations and related equipment sales segment and a $1.5 million increase in our Midstream operations segment, both as discussed above. The increase in maintenance capital expenditures is primarily due to increases in our Propane operations and related equipment sales segment. Cash distributions paid to equity investors were unchanged because the number of common units outstanding and our annual distribution rate has not changed. Our distribution coverage ratio increased to 2.05 for the twelve months ended April 30, 2018. Cash reserves, which we utilize to meet future anticipated expenditures, increased by $42.1 million during the twelve months ended April 30, 2018 compared to an increase of $34.5 million in the twelve months ended January 31, 2018.

We believe that the liquidity available from our cash flows from operating activities, our new senior secured credit facility, and the amended accounts receivable securitization facility, combined with our other debt and interest expense reduction initiatives, which may include issuance of equity, restructuring existing debt agreements, asset sales or a further reduction in our annualized distribution, will be sufficient to meet our capital expenditure, working capital and letter of credit requirements.

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

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $78.3 million for the nine months ended April 30, 2018, compared to net cash provided by operating activities of $118.3 million for the nine months ended April 30, 2017. This decrease in cash provided by operating activities was primarily due to a $39.7 million increase in working capital requirements and a $9.7 million unfavorable impact in other assets, net, primarily due to an increase in crude oil barrels in linefill prior to the sale of Bridger Energy in January 2018, partially offset by a $9.3 million increase in cash flow from operations.

The increase in cash flow from operations is primarily due to a $22.9 million increase in Adjusted EBITDA, as discussed above by segment, partially offset by an $11.7 million increase in "Interest expense", as discussed above.

The increase in working capital requirements for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017 was primarily due to a $40.2 million increase in requirements for accounts receivable in our propane operations and related equipment sales segment due to increases in the the number of gallons sold and the average selling price of propane gas, a $16.2 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during the nine months ended April 30, 2018, a $6.1 million increase in requirements for other current liabilities due primarily to a decrease in margin deposits paid to us during the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017, partially offset by a $9.9 million decrease in requirements for inventory primarily from our propane operations and related equipment sales segment due to decreases in inventory driven by increases in gallons sold, and an approximate $16.0 million decrease in requirements for accounts receivable and accounts payable in our Midstream segment resulting primarily from the sale of Bridger Energy.

The operating partnership

Net cash provided by operating activities was $93.9 million for the nine months ended April 30, 2018, compared to net cash provided by operating activities of $124.4 million for the nine months ended April 30, 2017. This decrease in cash provided by operating activities was primarily due to a $37.4 million increase in working capital requirements and an $10.0 million unfavorable impact in other assets, net, primarily due to an increase in crude oil barrels in linefill prior to the sale of Bridger Energy in January 2018, partially offset by a $16.9 million increase in cash flow from operations.

The increase in cash flow from operations is primarily due to a $22.9 million increase in Adjusted EBITDA, as discussed above by segment, partially offset by a $2.6 million increase in "Interest expense" due to increased interest rates on the secured credit facility.

The increase in working capital requirements for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017 was primarily due to a $40.2 million increase in requirements for accounts receivable in our propane operations and related equipment sales segment due to increases in the the number of gallons sold and the average selling price of propane gas, a $16.1 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during the nine months ended April 30, 2018, a $5.9 million increase in requirements for other current liabilities due primarily to a decrease in margin deposits paid to us during the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017, partially offset by a $9.9 million decrease in requirements for inventory primarily from our propane operations and related equipment sales segment due to decreases in inventory driven by increases in gallons sold, and an approximate $16.0 million decrease in requirements for accounts receivable and accounts payable in our Midstream segment resulting primarily from the sale of Bridger Energy.

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

Net cash used in investing activities was $16.0 million for the nine months ended April 30, 2018, compared to net cash used in investing activities of $34.3 million for the nine months ended April 30, 2017. This decrease in net cash used in investing activities is primarily due to a $53.1 million increase in "Proceeds from sale of assets" which is primarily due to the sale of our midstream rail cars during the three months ended April 30, 2018, partially offset by a $23.5 million increase in "Capital expenditures" and an $11.3 million increase in "Business acquisitions, net of cash acquired."

The increase in "Capital expenditures" is primarily due to increases in maintenance and growth capital expenditures in our Propane operations and related equipment sales segment during the nine months ended April 30, 2018. The increase in maintenance capital expenditures is primarily related to the purchase of new propane delivery trucks. The increase in growth capital expenditures is primarily related to an increase in the number of cylinders and cages purchased to support increases in tank exchange sales and selling locations.

The increase in "Business acquisitions, net of cash acquired" is attributable to four acquisitions by our Propane operations and related equipment sales segment during the nine months ended April 30, 2018.

Due to the mature nature of our Propane operations and related equipment sales operations segment, we do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $58.6 million for the nine months ended April 30, 2018, compared to net cash used in financing activities of $79.5 million for the nine months ended April 30, 2017. This decrease in cash flow used in financing activities was primarily due to a $40.5 million reduction in distributions, a $15.9 million reduction in common unit repurchases, partially offset by a $25.2 million net reduction in proceeds from long-term debt and a $13.3 million net increase in proceeds from short-term borrowings.

Distributions

During the nine months ended April 30, 2018, Ferrellgas Partners paid quarterly per unit distributions on all common units of $0.10 in connection with the distributions declared for the three month periods ended July 31, 2017, October 31, 2017, and January 31, 2018. Total distributions paid to common unitholders during the nine months ended April 30, 2018, including the related general partner distributions, was $29.4 million. The quarterly distribution of $0.10 on all common units and the related general partner distribution for the three months ended April 30, 2018 totaling $9.8 million are expected to be paid on June 14, 2018 to holders of record on June 7, 2018.

Secured credit facility

As discussed further in "Recent Developments", on May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility, which replaced the $575.0 million secured credit facility that was scheduled to mature in October 2018. Credit facility disclosures below pertain to the secured credit facility that was in place as of April 30, 2018.

Ferrellgas classifies as short-term the portion of its secured credit facility borrowings that were used to fund working capital needs and that management intends to pay down within the 12 month period following the balance sheet date. As of April 30, 2018, there were no amounts classified as short-term borrowings because all amounts outstanding were refinanced on May 4, 2018 under the five-year term loan discussed in Item 2. Management's Discussion and Analysis under the subheading "Recent Developments". Additionally, Ferrellgas had $252.3 million of capacity under our secured credit facility as of April 30, 2018.

Borrowings outstanding at April 30, 2018 under the secured credit facility had a weighted average interest rate of 6.7%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate; or (iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 3.00%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 4.00%.

As of April 30, 2018, the federal funds rate and Bank of America’s prime rate were 1.69% and 4.75%, respectively. As of April 30, 2018, the one-month and three-month LIBOR Rates were 1.91% and 2.36%, respectively.

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

Letters of credit outstanding at April 30, 2018 totaled $111.8 million and were used to secure commodity hedges, product purchases, and insurance arrangements. At April 30, 2018, we had remaining letter of credit capacity of $88.2 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 4.00% (as of April 30, 2018, the rate was 3.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

As discussed further in "Recent Developments", on May 14, 2018, the operating partnership entered into an amendment which extended the maturity date of its accounts receivable securitization facility by three years and increased the maximum borrowing capacity from $225.0 million to $250.0 million. The accounts receivable securitization facility disclosures below pertain to the facility that was in place as of April 30, 2018.

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

Cash flows from our accounts receivable securitization facility increased $8.0 million, as we received net funding of $35.0 million from this facility during the nine months ended April 30, 2018 as compared to receiving net funding of $27.0 million from this facility during the nine months ended April 30, 2017.

Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of April 30, 2018, we had received cash proceeds of $104.0 million related to the securitization of our trade accounts receivable, with remaining capacity of $19.0 million to receive additional proceeds. As of April 30, 2018, the weighted average interest rate was 4.2%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs.

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

Distributions

The operating partnership paid cash distributions of $45.5 million and $94.4 million during the nine months ended April 30, 2018 and 2017, respectively. The operating partnership expects to pay cash distributions of $25.6 million on June 14, 2018, which includes distributions to Ferrellgas Partners to allow it to pay its semi-annual interest on its 8.625% senior notes.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $203.1 million for the nine months ended April 30, 2018, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the nine months ended
	April 30, 2018	April 30, 2018
Ferrell Companies (1)	22,529,361	$6,759
FCI Trading Corp. (2)	195,686	60
Ferrell Propane, Inc. (3)	51,204	15
James E. Ferrell (4)	4,763,475	1,428

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at April 30, 2018.
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

During the nine months ended April 30, 2018, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.8 million.

On June 14, 2018, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $2.3 million, $20 thousand, $5 thousand, $0.5 million, and $0.1 million, respectively.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our long-term debt contractual obligations at April 30, 2018, adjusted for the effects of the new senior secured credit facility entered into by the operating partnership on May 4, 2018, as discussed in Item 2. Management's Discussion and Analysis under the subheading "Recent Developments".

	Payment or settlement due by fiscal year
(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt, including current portion (1)	$794	$2,380	$358,557	$501,392	$475,707	$775,624	$2,114,454

(1)
We have long and short-term payment obligations under agreements such as our senior notes and our new senior secured credit facility. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

The operating partnership

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations related to long-term debt at April 30, 2018, adjusted for the effects of the new senior secured credit facility entered into by the operating partnership on May 4, 2018, as discussed in Item 2. Management's Discussion and Analysis under the subheading "Recent Developments".

	Payment or settlement due by fiscal year
(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt, including current portion (1)	$794	$2,380	$1,557	$501,392	$475,707	$775,624	$1,757,454

(1)
We have long and short-term payment obligations under agreements such as our senior notes and our new senior secured credit facility. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2018. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2018 and July 31, 2017, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $13.0 million and $16.8 million as of April 30, 2018 and July 31, 2017, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

On September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA. The Jamex Secured Promissory Note is guaranteed, pursuant to a Guaranty Agreement, jointly by James Ballengee and Bacchus Capital Trading, LLC, an entity controlled by Mr. Ballengee (up to a maximum aggregate amount of $20.0 million), and pursuant to Guaranty Agreements, by the other Jamex entities. The obligations of Jamex and the other Jamex entities under the Note are secured, pursuant to a Security Agreement, by a lien on certain of those entities’ assets, actively traded marketable securities and cash, which are held in a controlled account that can be seized by Ferrellgas in the event of default. The sum of the amounts available under the controlled account and the $20.0 million guarantee approximate the $35.0 million note receivable as of April 30, 2018.

Interest rate risk

At April 30, 2018, we had a total of $288.9 million in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $2.9 million for the twelve months ending April 30, 2019. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. Although we had an interest rate swap that hedged a portion of the interest rate risk associated with our variable rate borrowings as of April 30, 2018, this swap was terminated on May 3, 2018. Thus we did not consider the effect of this swap on our sensitivity analysis.

As of April 30, 2018, we managed a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. We terminated this swap on May 3, 2018. Thus we did not compute a sensitivity analysis related to this hedge instrument.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2018, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2018, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice.  On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit.  At this time the derivative lawsuits remain stayed by agreement. We believe that we have defenses and will vigorously defend these cases. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION
Amendment to Agreement of Limited Partnership.

The Board of Directors of Ferrellgas, Inc., the general partner, approved the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P.  (the “Partnership Agreement”)  This amends and restates the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Prior Agreement”) to (1) incorporate the previous four amendments to the Prior Agreement and (2) modify the mechanism by which the capital accounts of all partners are maintained when the general partner’s incentive distribution rights (“IDRs”) are valued. The amendments were effective June 5, 2018.

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

	3.13	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.
*	3.14	Fifth Amended and Restated Agreement of Limited Partnership Agreement of Ferrellgas Partners, L.P.
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
Voluntary Retirement and Release dated March 8, 2018 by and between Randy V. Schott and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q filed March 8, 2018

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 7, 2018	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 7, 2018	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 7, 2018	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 7, 2018	By	/s/ Doran N. Schwartz
Doran N. Schwartz
Chief Financial Officer and Sole Director