Form 10-K
period 2018-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2018-09-27
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2018
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

1

Ferrellgas Partners, L.P.:
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Ferrellgas Partners Finance Corp, Ferrellgas, L.P. and Ferrellgas Finance Corp.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2018, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $304,943,297. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2018, the registrants had common units or shares of common stock outstanding as follows:

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

2

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

 For the fiscal year ended July 31, 2018
FORM 10-K ANNUAL REPORT

			Page
PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	11
ITEM	1B.	UNRESOLVED STAFF COMMENTS	32
ITEM	2.	PROPERTIES	32
ITEM	3.	LEGAL PROCEEDINGS	33
ITEM	4.	MINE SAFETY DISCLOSURES	33
PART II
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM	6.	SELECTED FINANCIAL DATA	36
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	72
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	72
ITEM	9A.	CONTROLS AND PROCEDURES	72
ITEM	9B.	OTHER INFORMATION	74
PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	74
ITEM	11.	EXECUTIVE COMPENSATION	79
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	89
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	91
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	92
PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	93

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

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;

•	“water solutions revenues” refers to fees charged for the processing and disposal of salt water as well as the sale of skimming oil;

•	"crude oil logistics revenues" refers to fees charged for crude oil transportation and logistics services on behalf of producers and end-users of crude oil;

•	"crude oil sales" refers to crude oil purchased and sold in connection with crude oil transportation and logistics services on behalf of producers and end-users of crude oil;

•	"crude oil hauled" refers to the crude oil volume in barrels transported through a fleet of trucks and tank trailers and rail cars;

•	"Jamex" refers to Jamex Marketing, LLC;

•	“salt water volume” refers to the number of barrels of salt water processed at disposal sites;

•	“skimming oil” refers to the oil collected from the process used at salt water disposal wells through a combination of gravity and chemicals to separate crude oil that is dissolved in the salt water;

•	“Notes” refers to the notes of the consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable; and

•	"MBbls/d" refers to one thousand barrels per day.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	the effect of weather conditions on the demand for propane;

•	the prices of wholesale propane, motor fuel and crude oil;

•	disruptions to the supply of propane;

•	competition from other industry participants and other energy sources;

•	energy efficiency and technology advances;

•	adverse changes in our relationships with our national tank exchange customers;

•	significant delays in the collection of accounts or notes receivable;

•	customer, counterparty, supplier or vendor defaults;

•	changes in demand for, and production of, hydrocarbon products;

•	disruptions to railroad operations on the railroads we use;

•	increased trucking and rail regulations;

•	inherent operating and litigation risks in gathering, transporting, handling and storing propane;

•	our inability to complete acquisitions or to successfully integrate acquired operations;

•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;

•	the impact of pending and future legal proceedings;

•	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber attack;

•	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;

•	economic and political instability, particularly in areas of the world tied to the energy industry; and

•	disruptions in the capital and credit markets.

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

ITEM 1.    BUSINESS.

Overview

Ferrellgas Partners, L.P. is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in the retail distribution of propane and related equipment sales.

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

Midstream Operations Dispositions

During July 2018, we completed the sale of a subsidiary and a group of assets within the Midstream operations segment for approximately $57.0 million in cash. The subsidiary sold was Bridger Environmental LLC, which encompasses all saltwater disposal activities previously operated by us. The group of assets sold includes all assets, excluding working capital, associated with the crude oil trucking operations previously operated by us. Additionally, the sale included two crude oil injection terminals. In separate transactions during June and July 2018, the remaining assets of the Bridger Terminal business were sold to various parties. The largest of these assets, the Swan Ranch Terminal, was sold for $8.0 million in cash. Proceeds from these transactions were used to reduce $32.8 million of outstanding debt on our secured credit facility and the remaining is included in cash on hand as of July 31, 2018.

During the third quarter of fiscal 2018, we sold all 1,292 rail tank cars utilized in our Midstream operations segment for approximately $51.3 million in cash. Proceeds from the transaction were used to reduce outstanding debt on our previous secured credit facility. During the second quarter of fiscal 2018, we completed the sale of Bridger Energy, LLC, included in our Midstream operations segment, in exchange for an $8.5 million secured promissory note due in May 2020.

Net proceeds from the disposition of the Midstream operations assets during fiscal 2018 was $119.5 million. As a result of these dispositions, we no longer will report a Midstream operations segment as of July 31, 2018.

Sale of our Propane Products and Accessories Operations

During July 2018, we completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment for approximately $26.6 million in cash.

Entry into New Credit Agreement

In May 2018, the operating partnership executed a new $575.0 million senior secured credit facility which will mature in May 2023 and replaced the $575.0 million secured credit facility that was scheduled to mature in October 2018. In May 2018, the operating partnership also executed an amendment which extended the maturity date of its accounts receivable securitization facility to May 2021 and increased the maximum capacity from $225.0 million to $250.0 million.

Financial covenants

As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Financial Covenants”, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that, when we are not in compliance, may limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. We continue to execute on a strategy to reduce our debt and interest expense. This strategy included amending our secured credit facility and accounts receivable securitization facility, as well as certain asset sales during fiscal 2018.

Segments

For financial information regarding our reportable segment, see Note Q – Segment reporting in Ferrellgas Partners' consolidated financial statements and Note P – Segment reporting in the operating partnership's consolidated financial statements included in this annual report.

As a result of the sale of substantially all of our remaining Midstream operations during the second half of fiscal 2018, we will report one operating segment, Propane operations and related equipment sales, effective July 31, 2018.

Business Segment

Our activities in fiscal 2018 were operated through the Propane operations and related equipment sales reporting segment as presented in the accompanying financial statements and management's discussion and analysis. During fiscal 2018, we sold nearly all of our Midstream operations, which was a reportable segment until July 2018. The historical results of Midstream operations will be presented in this report within Corporate and other in the accompanying financial statements and management's discussion and analysis.

Propane operations and related equipment sales

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2018 and a leading national provider of propane by portable tank exchange.

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

As of July 31, 2018, approximately 70% of our residential customers utilize our equipment, while the remainder own their tanks. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

In addition, we lease tanks to some of our independent distributors involved with our delivery of propane for portable tank exchanges. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from most of our competitors.

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2018	877
July 31, 2017	791
July 31, 2016	779

In fiscal 2018, no one customer accounted for 10% or more of our consolidated revenues.

We utilize marketing programs targeting both new and existing customers by emphasizing:

•	our efficiency in delivering propane to customers;

•	our employee training and safety programs;

•	our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and

•	our national distributor network for our commercial and portable tank exchange customers.

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products. Until we sold our propane products and accessories operations in July 2018, we sold gas grills, grilling tools and accessories, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products through Blue Rhino Global Sourcing, Inc.

Our other activities in our propane operations and related equipment sales segment include the following:

•	the sale of refined fuels, and

•	common carrier services.

Effect of Weather and Seasonality

Weather conditions have a significant impact on demand for propane for heating purposes during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures in the winter heating season will tend to result in reduced propane usage, while sustained colder-than-normal temperatures in the winter heating season will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can also significantly impact this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane for heating purposes to increase which could lead to greater sales, income and cash flow. Conversely, if the United States were to experience a continued warming trend, we could expect nationwide demand for propane for heating purposes to decrease which could lead to a reduction in our sales, income and cash flow as well as impact our ability to maintain compliance with our debt covenants.

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

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. Beginning in fiscal 2019, we will define “normal” temperatures based on a 10-year average of information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

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

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2018, seven suppliers accounted for approximately 66% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold – propane and other gas liquids sales” in our consolidated statement of earnings.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2018, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Business Strategy

Our business strategy for this segment is to:

•	Expand our market share through disciplined acquisitions and organic growth, as accretive opportunities become available;

•	capitalize on our national presence and economies of scale; and

•	maximize operating efficiencies through utilization of our technology platform.

Expand our market share through disciplined acquisitions and organic growth, as accretive opportunities become available

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

Capitalize on our national presence and economies of scale

We believe our national presence of 859 propane distribution locations in the United States as of July 31, 2018 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Maximize operating efficiencies through utilization of our technology platform

We believe our significant investments in technology give us a competitive advantage to operate more efficiently and effectively at a lower cost compared to most of our competitors. We do not believe that many of our smaller competitors will be able to justify similar investments in the near term. Our technology advantage has resulted from significant investments made in our retail propane distribution operating platform together with our state-of-the-art tank exchange operating platform.

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 72 service centers and 859 service units as of July 31, 2018. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

Governmental Regulation - Environmental and Safety Matters

Our operations are subject to various federal, state and local environmental, health, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. However, propane is not currently subject to any price or allocation regulation and has not been defined by any federal environmental law as an environmentally hazardous substance.

In connection with all acquisitions of propane distribution businesses that involve the purchase of real property, we conduct a due diligence investigation to attempt to determine whether any substance other than propane has been sold from, stored on or otherwise come into contact with any such real property prior to its purchase. At a minimum, due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers' compliance with environmental laws and visual inspections of the real property. Nevertheless, if hazardous substances are discovered on or under these properties, we may be responsible for removing or remediating the previously disposed substances. The Comprehensive Environmental Response, Compensation and Liability Act, as amended, which we refer to as CERCLA or the “Superfund” law, and analogous state laws, generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility.

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

Governmental Regulation - Climate Change Legislation

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. In recent years, there has been an increase in state initiatives aimed at regulating GHG emissions. For example, the California Environmental Protection Agency established a Cap & Trade program that requires certain covered entities, including propane distribution companies, to purchase allowances to compensate for the GHG emissions created by their business operations. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance.

Midstream operations

During the second half of fiscal 2018 in a series of individual transactions with multiple counterparties, we completed the sale of our Midstream operations, which was a reporting segment until July 2018. Midstream operations will be presented in this report within Corporate and other in the accompanying financial statements and management's discussion and analysis. Prior to these sales, we conducted crude oil logistics operations and related activity, as well as water solutions operations, under our Midstream operations reportable segment.

Crude oil logistics

Our crude oil logistics operations ("Bridger"), operated under the Bridger Logistics tradename, provided domestic crude oil transportation and logistics services with an integrated portfolio of midstream assets connecting crude oil production in multiple basins in the U.S. to downstream markets. Bridger's truck, pipeline terminal, pipeline and rail assets formed a comprehensive, fee-for-service business model, and substantially all of its cash flow was generated from fee-based commercial agreements.

Bridger also engaged in the marketing of physical crude oil. Bridger purchased this crude oil from producers and transported it using a mix of its truck transportation and rail assets as well as terminal and pipeline contracts to the sale point with its customers.

Water solutions

Our water solutions operations ("Water solutions") generated revenues from treatment and disposal of salt water generated from crude oil production operations at our salt water disposal wells and from the sale of recovered crude oil from our skimming oil process. Our facilities were located near oil and gas production fields with high levels of crude oil and natural gas in the Eagle Ford Basin in Texas.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 30, 2018, our general partner had 4,037 full-time employees.

Our general partner's employees consisted of individuals in the following areas:

Propane field operations	3,672
Centralized corporate functions	365
Total	4,037

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

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks and service marks are an important part of our consistent growth in the tank exchange category. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design®, Drop, Swap and Go®, Take-A-Tank, and It's Not Just Propane. It's Blue Rhino®.

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

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2018, approximately 55% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations and our liquidity. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

Sales from portable tank exchanges experience higher volumes in the spring and summer, which includes the majority of the grilling season. Sustained periods of poor weather, particularly in the grilling season, can negatively affect our portable tank exchange revenues. In addition, poor weather may reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances thereby reducing demand for portable tank exchange.

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

Through our supply procurement activities, we purchased approximately 66% of our propane from seven suppliers during fiscal 2018. During extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted, certain suppliers were to default or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional common units or other securities. We have substantial competition for acquisitions, and although we believe there are numerous potential large and small acquisition candidates in these industries, there can be no assurance that:

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

In August 2015, the EPA announced its Clean Power Plan rule, which requires states to submit plans for the reduction of carbon emissions from power plants. Upon publication of the Clean Power Plan rule in October 2015, more than two dozen States as well as industry and labor groups challenged the rule in the D.C. Circuit Court of Appeals. On February 9, 2016, the Supreme Court stayed implementation of the Clean Power Plan while legal challenges to the rule proceed. The Plan, if implemented, is anticipated to result in a shift away from coal-based sources of energy to natural gas and renewables. However, in August 2018, the EPA announced its proposal to replace the Clean Power Plan. The proposal is now open for a public comment period. A final EPA rule is expected later this year. While this rule may increase demand for natural gas, other regulations governing drilling for natural gas may make natural gas extraction more expensive, so the resulting impact on demand for propane may change as implementation of the Clean Power Act occurs. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change.

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. In recent years, there has been an increase in state initiatives aimed at regulating GHG emissions. For example, the California Environmental Protection Agency established a Cap & Trade program that requires certain covered entities, including propane distribution companies, to purchase allowances to compensate for the GHG emissions created by their business operations. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.

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

Deteriorating regional and global economic conditions, United States sanctions on Iran oil exports and the effects of ongoing military and terrorist's actions may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is most likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may:

•	impair our ability to effectively market or acquire propane; or

•	impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

The revenues received from our portable tank exchange are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane from portable tank exchanges may decline. For fiscal 2018, four retailers represented approximately 60% of portable tank exchange net revenues. None of our significant retail accounts associated with portable tank exchanges are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane from portable tank exchanges may decline.

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

We rely on company-owned and independently-owned distributors to deliver propane to some of our national tank exchange customers. Accordingly, our success depends on our ability to maintain and manage distributor relationships and operations and on the distributors’ ability to set up and adequately service accounts. National tank exchange customers impose demanding service requirements on us, and we could experience a loss of consumer or customer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure the timely delivery of an adequate supply of propane to our national customers. The poor performance of a distribution location for a national tank exchange customer could jeopardize our entire relationship with that national tank exchange customer and cause our delivery of propane to that particular customer to decline.

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

Rail transportation of propane gas has inherent operating risks.

Our operations include transporting propane gas on rail cars. Such cargo is at risk of being damaged or lost because of events such as derailment, inclement weather, mechanical failures, grounding or collision, fire, explosion, environmental accidents, terrorism and political instability. Such occurrences could result in death or injury to persons, loss of property or environmental damage, delays in the delivery of cargo, loss of revenues, termination of contracts, governmental fines, penalties or restrictions on conducting business, higher insurance rates and damage to its or our reputation and customer relationships generally. Any of these circumstances or events could increase our costs or lower our revenues.

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

James Ballengee owes us approximately $18.3 million under a promissory note, which may not be fully collected.

On September 1, 2016, we entered into a Secured Promissory Note with Jamex Marketing, LLC (“Jamex”) pursuant to which Jamex agreed to pay us a principal amount of $49.5 million plus interest, which principal amount was due over time pursuant to an amortization schedule and with a final maturity date of December 17, 2021. Jamex’s obligations under the Secured Promissory Note were fully guaranteed by certain subsidiaries and affiliates of Jamex, and were partially guaranteed (up to a maximum of $20 million) by James Ballengee, the individual owner of Jamex, and another entity owned by Mr. Ballengee. The Secured

Promissory Note obligations of Jamex and those other fully guaranteeing entities were secured by certain assets owned by those entities, actively traded marketable securities and cash, which were held in a controlled account and can be seized by us in the event of default.

On June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, terminated and cancelled the Secured Promissory Note and other related agreements. In connection with the termination and cancellation of such agreements, (1) Mr. Ballengee and Jamex paid Bridger $16.3 million towards the remaining balance due under the Secured Promissory Note and Mr. Ballengee executed a new unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “New Promissory Note”), (2) Bacchus, a company controlled by Mr. Ballengee, executed a guaranty agreement to guarantee Mr. Ballengee’s obligations under the New Promissory Note, (3) Ferrellgas agreed to dismiss without prejudice certain indemnification claims against Jamex and any affiliates of Jamex related to the Eddystone litigation and to toll the statute of limitations with respect thereto, and to dismiss with prejudice the tortious interference claim asserted by Ferrellgas against Mr. Ballengee related to the Eddystone litigation, and (4) Mr. Ballengee agreed to dismiss with prejudice, or cause to be dismissed, all counterclaims by him or his affiliates, as the case may be, with respect to such actions.

Mr. Ballengee is an individual with various business investments and other personal assets; however, we cannot be sure that we will be able to collect any or all of the amounts owed under the New Promissory Note. We have no control over Mr. Ballengee or his various investments and assets. If we are unable to collect the amounts owed under the New Promissory Note, it could have a material and adverse effect on our cash flows, liquidity and results of operations.

Risks Inherent in an Investment in our Debt Securities or our Common Units

The financing agreement governing our secured credit facility includes conditions to the operating partnership’s making distributions to Ferrellgas Partners. If the operating partnership is unable to meet those conditions Ferrellgas Partners would be unable to make distributions to its common unit holders or pay interest on its outstanding notes.

The financing agreement allows the operating partnership to make distributions to Ferrellgas Partners to pay interest on its senior notes due 2020 if no default exists, all of the representations and warranties under the financing agreement are true, the operating partnership is in pro forma compliance with its financial covenants after giving effect to the distributions, and, after giving effect to the payment, unrestricted cash plus availability under the secured credit facility is at least (1) $70 million in the fiscal quarter ending October 31, (2) $35 million in the fiscal quarter ending January 31, (3) $55 million in the fiscal quarter ending April 30 and (4) $100 million in the fiscal quarter ending July 31.

The financing agreement also allows the operating partnership to make other distributions to Ferrellgas Partners in an amount not to exceed the greater of (A) $10 million a fiscal quarter and (B) available cash for a fiscal quarter, so long as, (1) in the case of available cash, the ratio of total funded debt and letters of credit at the end of the prior fiscal quarter to EBITDA with certain adjustments for the four quarters ending at the end of the prior fiscal quarter is less than 7.75 in fiscal year 2018, 7.25 in fiscal year 2019, 6.75 in fiscal year 2020, and 6.25 in any fiscal year thereafter and (2) in the case of any distribution, so long as no default exists, all of the representations and warranties under the financing agreement are true, the operating partnership is in pro forma compliance with its financial covenants, and, after giving effect to the payment, unrestricted cash plus availability under the credit facility is at least (a) $70 million in the fiscal quarter ending October 31, (b) $35 million in the fiscal quarter ending January 31, (c) $55 million in the fiscal quarter ending April 30 and (d) $100 million in the fiscal quarter ending July 31.

The financial covenants referenced above are (1) a minimum ratio of (a) EBITDA with certain adjustments less non-acquisition capital expenditures to (b) interest expense, partnership distributions, cash taxes, and scheduled principal payments (other than payments due at maturity) for any four fiscal quarter period of 1.00 to 1.00 and (2) a maximum ratio of (a) total secured debt and letters of credit at the end of any fiscal quarter to (b) EBITDA with certain adjustments for the four fiscal quarter period then ending of 3.00 to 1.00.

The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) be at least 1.75x before a restricted payment can be made. At July 31, 2018 this ratio was 1.47x.

The indenture allows us to make restricted payments, including but not limited to distributions on common units, of up to $50.0 million in total over a 16 quarter period while the consolidated fixed charge coverage ratio is below 1.75x. On September 14, 2018, we made a restricted payment for the quarter ended July 31, 2018 of $9.8 million which was taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken from the restricted payment limitation as a result of each of the distributions paid in September 2017, December 2017, March 2018 and June 2018,

leaves approximately $1.0 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2018:

•	we had total indebtedness of approximately $2.2 billion;

•	Ferrellgas Partners had partners’ deficit of approximately $1.0 billion;

•	we had total potential availability under our secured credit facility of approximately $159.3 million; and

•
we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $151.3 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $28.6 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2019 to 2025 that bear interest at rates ranging from 6.5% to 11.2%. Borrowings from our secured credit facility classified as "Long-term debt" of $275.0 million currently bear an interest rate of 7.9%. As of July 31, 2018, the long-term obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•	$2.4 million - 2019

•	$358.7 million - 2020;

•	$501.5 million - 2021;

•	$475.8 million - 2022;

•	$775.4 million - 2023; and

•	$0.4 million - thereafter.

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

If Ferrellgas Partners or the operating partnership are unable to meet their debt service obligations or other financial obligations, they could be forced to:

•	restructure or refinance their indebtedness;

•	enter into other necessary financial transactions;

•	once distributions are permitted, reduce or suspend Ferrellgas Partners' distributions;

•	seek additional equity capital; or

•	sell their assets.

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

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2018, the operating partnership had approximately $1.8 billion of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

Cash distributions are dependent primarily on cash flow, including from reserves and, subject to limitations, working capital borrowings and are subject to restrictive covenants in the indenture governing the outstanding notes of Ferrellgas Partners. Cash distributions are not dependent on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

Additionally, refer to risk factor "The indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) be at least 1.75x before a restricted payment can be made. At July 31, 2018 this ratio was 1.47x."

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

If we were classified as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently 21% at the federal level, and we would probably pay additional state income taxes as well. In addition, distributions would generally be taxable to the recipient as corporate dividends and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and thus would likely result in a substantial reduction in the value of our common units.

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

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “2017 Tax Act”) was signed into law, which enacted broad and complex changes to the U.S. Tax Code and related laws. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, and allows for the expensing of certain capital expenditures. We continue to analyze this tax legislation and the impact it may have on our business. The impact of this tax legislation to our unitholders is uncertain, and we urge our unitholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences this may have to them.

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

We estimate that a person who acquires common units in the 2018 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2018 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

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

We may be audited by the IRS and tax adjustments could be made. The rights of a unitholder owning less than a 1% interest in us to participate in the income tax audit process are very limited. Further, any adjustments in our tax returns may lead to adjustments in the unitholders’ tax returns and may lead to audits of unitholders’ tax returns and adjustments of items unrelated to us. A unitholder will bear the cost of any expenses incurred in connection with an examination of its personal tax return.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We own or lease the following transportation equipment at July 31, 2018 that is utilized primarily in the distribution of propane and related equipment sales operations:

	% Owned	% Leased	Approximate Total
Truck tractors	61%	39%	180
Propane transport trailers	100%	—%	260
Portable tank delivery trucks	33%	67%	600
Portable tank exchange delivery trailers	80%	20%	300
Bulk propane delivery trucks	40%	60%	1,500
Pickup and service trucks	54%	46%	1,050
Passenger vehicles	20%	80%	100
Other trailers	100%	—%	20
Railroad tank cars	—%	100%	60

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units.  At July 31, 2018, our propane distribution locations were comprised of 72 service centers and 859 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 22 independently-owned distributors at July 31, 2018.

We owned approximately 50.1 million gallons of propane storage capacity at our propane distribution locations at July 31, 2018. We owned our land and buildings in the local markets of approximately 60% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2018.

We owned approximately 0.8 million propane tanks at July 31, 2018, most of which are located on customer property and rented to those customers. We also owned approximately 4.2 million portable propane tanks at July 31, 2018, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2018, we leased approximately 46.1 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

At July 31, 2018, we leased 73,988 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area.

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

We have been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

We have been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice.  On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit and the parties are preparing appellate briefs.  At this time the derivative lawsuits remain stayed by agreement. We believe that we have defenses and will vigorously defend these cases. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

We and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that we transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas. We believe that we and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, we believe that the amount of such damage claims, if ultimately owed to Eddystone, could be material. We intend to vigorously defend this claim. The lawsuit is in its early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, we filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, we entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2018, we had 462 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared Per Unit
2017 Fiscal Year
First Quarter	$20.43	$8.73	$0.10
Second Quarter	8.68	5.21	0.10
Third Quarter	7.62	5.76	0.10
Fourth Quarter	5.96	4.26	0.10

2018 Fiscal Year
First Quarter	$5.60	$4.45	$0.10
Second Quarter	4.95	3.89	0.10
Third Quarter	4.13	3.00	0.10
Fourth Quarter	3.85	3.03	0.10

To the extent we are not precluded from doing so by restrictions in our debt agreements, we make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary and due to the seasonal nature of our operations, we will generally reserve a portion of the cash inflows from our second and third fiscal quarters for distributions during our first and fourth fiscal quarters.

As more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Financial Covenants", the indenture governing the outstanding notes of Ferrellgas Partners includes a consolidated fixed charge ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) be at least 1.75x before a restricted payment can be made. At July 31, 2018 this ratio was 1.47x.

The covenant allows us to make restricted payments of up to $50.0 million in total over a 16 quarter period while the consolidated fixed charge coverage ratio is below 1.75x. On September 14, 2018, we made a restricted payment for the quarter ended July 31, 2018 of $9.8 million, which after considering the $9.8 million deductions taken from the restricted payment limitation as a result of each of the distributions paid in September 2017, December 2017, March 2018 and June 2018, leaves approximately $1.0 million available for future restricted payments. If our consolidated fixed charge coverage ratio does not improve to at least 1.75x, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond. We are presently considering potential solutions to cure the limitation on distributions under the consolidated fixed charge coverage ratio related to the outstanding secured bonds due in June 2020. The potential solutions, among others, include a refinancing or a transaction to exchange new bonds for some or all of the bonds due June 2020.

Recent Sales of Unregistered Securities

There were none during fiscal 2018.

Repurchase of Equity Securities

There were none during the fourth quarter of fiscal 2018.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest, in the operating partnership. All of the common equity of Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2018, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2018 or fiscal 2017. The operating partnership may distribute cash to its partners at least four times per fiscal year, as well as any other time necessary (including in connection with acquisitions). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” for a discussion of its distributions during fiscal 2018. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

None.

ITEM 6.     SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2018	2017	2016	2015	2014
Income statement data:
Total revenues	$2,073,142	$1,930,277	$2,039,367	$2,024,390	$2,405,860
Interest expense	168,467	152,485	137,937	100,396	86,502
Asset impairments	10,005	—	658,118	—	—
Loss on asset sales and disposals	187,399	14,457	30,835	7,099	6,486
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(254,581)	(54,207)	(665,415)	29,620	33,211
Basic and diluted net earnings (loss) per common unitholders’ interest	(2.59)	(0.55)	(6.68)	0.35	0.41
Cash distributions declared per common unit	0.40	0.40	2.05	2.00	2.00

Balance sheet data:
Working capital (1)	$84,276	$(43,782)	$(77,062)	$(44,371)	$9,891
Total assets	1,363,281	1,609,969	1,683,306	2,437,729	1,553,564
Long-term debt	2,078,637	1,995,795	1,941,335	1,778,065	1,273,508
Partners' capital (deficit)	(1,034,477)	(757,510)	(651,780)	207,709	(111,646)

Operating data (unaudited):
Propane sales volumes (gallons)	877,178	791,123	778,892	878,846	946,570
Crude oil hauled (barrels)	42,623	49,249	79,411	10,447	—
Crude oil sold (barrels)	3,429	7,470	6,860	702	—

Capital expenditures:
Maintenance	$27,563	$17,138	$16,877	$19,449	$18,138
Growth	52,484	29,227	96,058	50,388	32,843
Acquisition	19,809	4,395	28,245	901,612	169,430
Total	$99,856	$50,760	$141,180	$971,449	$220,411

Supplemental data (unaudited):
Adjusted EBITDA (a)	$241,919	$230,063	$344,730	$300,184	$288,148

(1) Working capital is the sum of current assets less current liabilities.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA and Distributable cash flow attributable to common unit holders:	2018	2017	2016	2015	2014
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(254,581)	$(54,207)	$(665,415)	$29,620	$33,211
Income tax expense (benefit)	(2,678)	(1,143)	(36)	(315)	2,516
Interest expense	168,467	152,485	137,937	100,396	86,502
Depreciation and amortization expense	101,795	103,351	150,513	98,579	84,202
EBITDA	13,003	200,486	(377,001)	228,280	206,431
Asset impairments	10,005	—	658,118	—	—
Loss on extinguishment of debt	—	—	—	—	21,202
Non-cash employee stock ownership plan compensation charge	13,859	15,088	27,595	24,713	21,789
Non-cash stock and unit-based compensation charge	—	3,298	9,324	25,982	24,508
Loss on asset sales and disposals	187,399	14,457	30,835	7,099	6,486
Other (income) expense, net	(928)	(1,474)	(110)	350	479
Severance charges	1,663	1,959	1,453	—	—
Change in fair value of contingent consideration	—	—	(100)	(6,300)	5,000
Litigation fees and settlements	6,065	—	—	806	1,749
Acquisitions and transition expenses	—	—	99	16,373	—
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives	1,293	(3,457)	1,137	2,412	—
Exit costs associated with contracts - Midstream dispositions	11,804	—	—	—	—
Net earnings (loss) attributable to noncontrolling interest	(2,244)	(294)	(6,620)	469	504
Adjusted EBITDA (a)	241,919	230,063	344,730	300,184	288,148
Net cash interest (b)	(160,892)	(143,588)	(132,860)	(96,150)	(83,686)
Maintenance capital expenditures (c)	(27,617)	(16,935)	(17,137)	(19,612)	(17,673)
Cash refund from (paid for) taxes	291	(310)	(777)	(712)	(816)
Proceeds from certain asset sales	9,203	7,952	6,023	5,905	4,524
Distributable cash flow attributable to equity investors (d)	62,904	77,182	199,979	189,615	190,497
Less: Distributable cash flow attributable to general partner and non-controlling interest	(1,335)	(1,544)	(4,000)	(3,792)	(3,810)
Distributable cash flow attributable to common unitholders (e)	61,569	75,638	195,979	185,823	186,687
Less: Distributions paid to common unitholders	(38,861)	(78,936)	(202,119)	(165,433)	(159,316)
Distributable cash flow surplus/(shortage)	$22,708	$(3,298)	$(6,140)	$20,390	$27,371

(a) Adjusted EBITDA is a non-GAAP measure. It is calculated as earnings before income tax expense (benefit), interest expense, depreciation and amortization expense, asset impairments, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on asset sales and disposals, other (income) expense, net, severance charges, change in fair value of contingent consideration, litigation fees and settlements, acquisition and transition expenses, unrealized (non-cash) loss (gain) on changes in fair value of derivatives, exit costs associated with contracts related to the Midstream dispositions and net earnings (loss) attributable to non-controlling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(b) Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(c) Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(d) Distributable cash flow attributable to equity investors is a non-GAAP measure. It is calculated as Adjusted EBITDA minus net cash interest, maintenance capital expenditures, cash paid for taxes, and proceeds from certain asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

	Ferrellgas, L.P.
	Year Ended July 31,
	2018	2017	2016	2015	2014
Income statement data:
Total revenues	$2,073,142	$1,930,277	$2,039,367	$2,024,390	$2,405,860
Interest expense	133,946	127,188	121,818	84,227	70,332
Asset impairments	10,005	—	658,118	—	—
Net earnings (loss)	(222,146)	(29,059)	(655,391)	46,427	49,907

Balance sheet data:
Working capital (1)	$88,175	$(39,595)	$(75,149)	$(41,986)	$11,901
Total assets	1,363,246	1,609,948	1,683,213	2,435,603	1,553,516
Long-term debt	1,728,137	1,649,270	1,760,881	1,598,033	1,093,897
Partners' capital (deficit)	(680,078)	(406,798)	(469,413)	390,126	69,925

Operating data (unaudited):
Propane sales volumes (gallons)	877,178	791,123	778,892	878,846	946,570
Crude oil hauled (barrels)	42,623	49,249	79,411	10,447	—
Crude oil sold (barrels)	3,429	7,470	6,860	702	—

Capital expenditures:
Maintenance	$27,563	$17,138	$16,877	$19,449	$18,138
Growth	52,484	29,227	96,058	50,388	32,843
Acquisition	19,809	4,395	28,245	901,612	169,430
Total	$99,856	$50,760	$141,180	$971,449	$220,411

Supplemental data (unaudited):
Adjusted EBITDA (a)	$242,056	$230,202	$345,250	$300,288	$288,125

(1) Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
	Year Ended July 31,
Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA:	2018	2017	2016	2015	2014
Net earnings (loss)	$(222,146)	$(29,059)	$(655,391)	$46,427	$49,907
Income tax expense (benefit)	(2,699)	(1,149)	(41)	(384)	2,471
Interest expense	133,946	127,188	121,818	84,227	70,332
Depreciation and amortization expense	101,795	103,351	150,513	98,579	84,202
EBITDA	10,896	200,331	(383,101)	228,849	206,912
Asset impairments	10,005	—	658,118	—	—
Loss on extinguishment of debt	—	—	—	—	21,202
Non-cash employee stock ownership plan compensation charge	13,859	15,088	27,595	24,713	21,789
Non-cash stock and unit-based compensation charge	—	3,298	9,324	25,982	24,508
Loss on asset sales and disposals	187,399	14,457	30,835	7,099	6,486
Other (income) expense, net	(928)	(1,474)	(110)	354	479
Severance charges	1,663	1,959	1,453	—	—
Change in fair value of contingent consideration	—	—	(100)	(6,300)	5,000
Litigation fees and settlements	6,065	—	—	806	1,749
Acquisition and transition expenses	—	—	99	16,373	—
Unrealized (non-cash) loss (gain) on changes in fair value of derivatives	1,293	(3,457)	1,137	2,412	—
Exit costs associated with contracts - Midstream dispositions	11,804	—	—	—	—
Adjusted EBITDA (a)	$242,056	$230,202	$345,250	$300,288	$288,125

(a) Adjusted EBITDA is a non-GAAP measure. It is calculated as earnings before income tax expense (benefit), interest expense, depreciation and amortization expense, asset impairments, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on asset sales and disposals, other (income) expense, net, severance charges, change in fair value of contingent consideration, litigation fees and settlements, acquisition and transition expenses, unrealized (non-cash) loss (gain) on changes in fair value of derivatives and exit costs associated with contracts related to the Midstream dispositions. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

During fiscal 2015 and 2014, a class action lawsuit resulted in a litigation accrual and related legal fees. During fiscal 2018 we incurred legal fees related to a disposed business.

During fiscal 2014, we acquired Sable Environmental and Sable SWD 2, LLC, a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $126.1 million. See additional discussion about water solutions in Item 1 - Business - Water solutions. During fiscal 2018, we disposed of our water solutions operations which was included in our former Midstream operations segment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments for additional details regarding the disposal.

During fiscal 2015, we acquired C&E Production, LLC ("C&E"), a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $67.5 million. See additional discussion about water solutions in Item 1 - Business - Water solutions. As noted above, during fiscal 2018, we disposed of our water solutions operations which was included in our former Midstream operations segment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments for additional details regarding the disposal.

During fiscal 2015, we acquired Bridger, a provider of integrated crude oil midstream services for combined consideration of cash and common units in the amount of $822.5 million. See additional discussion about Bridger in Item 1 - Business - Crude oil logistics. During fiscal 2018, we disposed of Bridger's crude oil logistics operations which was included in our former Midstream operations segment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments for additional details regarding the disposal.

During fiscal 2016, Ferrellgas committed to a plan to dispose of tractor trucks in its Midstream operations - crude oil logistics business. As a result of these activities, Ferrellgas recorded a loss of approximately $13.8 million included in "Loss on asset sales and disposals."

During the first quarter of fiscal 2016, Ferrellgas determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions business that required an update to the goodwill impairment assessment as of October 31, 2015, and as a result we recorded an impairment charge of $29.3 million, which represented the entire goodwill balance attributable to our Midstream operations - water solutions reporting unit. As noted above, during fiscal 2018, we disposed of our water solutions operations which was included in our former Midstream operations segment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments for additional details regarding the disposal.

As a result of the Jamex Termination Agreement which was finalized in the first quarter of fiscal 2017, which is described in detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments under the subheading "Termination of Bridger agreement with Jamex Marketing, LLC", the results of operations in our Midstream operations segment decreased materially.

During the fourth quarter of fiscal 2016, Ferrellgas determined that the expected significant decline in future cash flows constituted a triggering event for its Midstream operations - crude oil logistics business that required us to perform impairment testing for our indefinite-lived intangible assets, our long-lived assets and goodwill. As a result, we recorded $628.8 million of asset impairment charges during the fourth quarter. As noted above, during fiscal 2018, we disposed of Bridger's crude oil logistics operations which is included in the Midstream operations segment. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments for additional details regarding the disposal.

During fiscal 2017, quarterly distributions paid to common unitholders were reduced from $0.5125 per quarter, an annual distribution rate of $2.05, to $0.10 per quarter, an annual distribution rate of $0.40. The fiscal 2018 annual distribution rate paid to common unitholders remained at $0.40 or $0.10 per quarter.

During the second quarter of fiscal 2018, we recorded a goodwill impairment of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment.

During the fourth quarter of fiscal 2018, Ferrellgas completed the sale of a group of assets encompassing this immaterial reporting unit within our Propane operations segment for approximately $26.6 million in cash.

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

Recent developments

Midstream Operations Dispositions

During July 2018, we completed the sale of a subsidiary and a group of assets within the Midstream operations segment for approximately $57.0 million in cash. The subsidiary sold was Bridger Environmental LLC, which encompasses all saltwater disposal activities previously operated by us. The group of assets sold includes all assets, excluding working capital, associated with the crude oil trucking operations previously operated by us. Additionally, the sale included two crude oil injection terminals. In separate transactions during June and July 2018, the remaining assets of the Bridger Terminal business were sold to various parties. The largest of these assets, the Swan Ranch Terminal, was sold for $8.0 million in cash. For the year ended July 31, 2018 "Loss on asset sales and disposals" includes a loss of $120.2 million related to these sales. See Note D – Acquisitions, dispositions and other significant transactions of Notes to Consolidated Financial Statements.

During the third quarter of fiscal 2018, we sold all 1,292 rail tank cars utilized in our Midstream operations segment for approximately $51.3 million in cash. For the year ended July 31, 2018 "Loss on asset sales and disposals" includes a loss of $36.8 million related to these sales. Proceeds from the transaction were used to reduce outstanding debt on our previous secured credit facility. During the second quarter of fiscal 2018, we completed the sale of Bridger Energy, LLC, included in our Midstream operations segment, in exchange for an $8.5 million secured promissory note due in May 2020. For the year ended July 31, 2018 "Loss on asset sales and disposals" includes a loss of $4.0 million related to this sale. See Note D – Acquisitions, dispositions and other significant transactions of Notes to Consolidated Financial Statements.

Sale of our Propane Products and Accessories Operations

During July 2018, we completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment for approximately $26.6 million in cash. The assets sold consist primarily of working capital and equipment. For the year ended July 31, 2018 "Loss on asset sales and disposals" includes a loss of $15.2 million related to these sales. See Note D – Acquisitions, dispositions and other significant transactions of Notes to Consolidated Financial Statements.

Segments

As a result of the sale of all of our remaining Midstream operations during the second half of fiscal 2018, we will report one operating segment, Propane operations and related equipment sales, effective July 31, 2018.

Entry into New Credit Agreement

On May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility ("Senior Secured Credit Facility") to replace its previous $575.0 million senior secured credit facility that was scheduled to mature in October 2018. The Senior Secured Credit Facility consists of a $300.0 million revolving line of credit (the "Revolving Facility") as well as a $275.0 million term loan, which mature on May 4, 2023. The operating partnership also executed an amendment which extended the maturity date of its accounts receivable securitization facility to May 2021 and increased the maximum capacity from $225.0 million to $250.0 million. Refer to further discussion of these developments in “Financing Activities – Secured credit facility” within "Liquidity and capital resources."

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that, when we are not in compliance, may limit our ability and its subsidiaries to, among other things, make restricted payments and incur additional indebtedness. Our general partner believes that the most restrictive of these covenants is the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners, and the consolidated fixed charge coverage ratio, as defined in the indentures governing the outstanding notes of the operating partnership.

Consolidated fixed charge coverage ratio - Ferrellgas Partners, L.P., the master limited partnership

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

The covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows us to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of July 31, 2018, the ratio was 1.47x. As a result, the $9.8 million distribution paid to common unitholders on September 14, 2018 was taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken from the restricted payment limitation as a result of each of the distributions paid in September 2017, December 2017, March 2018 and June 2018, leaves approximately $1.0 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, or if our consolidated fixed charge coverage ratio does not improve to at least 1.75x, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond. In order for the fixed charge coverage ratio to improve to 1.75x as of July 31, 2018, we would have needed to generate approximately $43.7 million of additional EBITDA, or we would have needed to incur approximately $24.9 million less in interest expense. While there can be no assurance of successfully resolving the distribution limitation, we are presently considering potential solutions to cure the limitation on distributions under the consolidated fixed charge covenant ratio related to the outstanding unsecured bonds due in June 2020. The potential solutions, among others, include a refinancing or a transaction to exchange new bonds for some or all of the bonds due June 2020.

Consolidated fixed charge coverage ratio - Ferrellgas, L.P., the operating partnership

Before a restricted payment (as defined in the indentures governing the outstanding notes of the operating partnership) can be made by the operating partnership to Ferrellgas Partners, the operating partnership must be in compliance with the consolidated fixed charge coverage ratio covenant under the operating partnership indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders or make interest payments on Ferrellgas Partners’ unsecured senior notes due 2020.

The covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership be at least 1.75x before a restricted payment (as defined in the indentures) can be made by the operating partnership. If this ratio were to drop below 1.75x, the indentures allow the operating partnership to make restricted payments with certain limitations. If we were in violation of the covenant as of July 31, 2018, we believe that the operating partnership would have sufficient capacity within these limitations to satisfy the current restricted payment requirements of Ferrellgas Partners through the maturity of the unsecured senior notes due 2020. As of July 31,

2018, the ratio was 1.87x; the margin allows for approximately $8.4 million of additional interest expense or approximately $14.7 million less EBITDA.

Debt and interest expense reduction strategy

We continue to execute on a strategy to further reduce our debt and interest expense. This strategy included refinancing our secured credit facility and amending our accounts receivable securitization facility, as well as certain asset sales during fiscal 2018, and may include the generation of additional cash flows organically or through accretive acquisitions, refinancing existing debt agreements, additional asset sales, a reduction in or suspension of Ferrellgas Partners' common unit distributions, the issuance of equity or some form of debt exchange. We believe any debt and interest expense reduction strategies would remain in effect until our consolidated leverage ratio reaches a level that we deem appropriate for our business.

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

On September 1, 2016, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas purchasing certain Ferrellgas common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas did not anticipate any further material contributions to revenue or EBITDA from Jamex or Bridger's former largest customer.

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

(2)
Mr. Ballengee and Bacchus Capital Trading, LLC ("Bacchus"), an entity controlled by Mr. Ballengee, executed and delivered a joint guarantee of the Jamex Secured Promissory Note obligations up to a maximum aggregate amount of $20.0 million;

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

On June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the "Omnibus Agreement") that, among other things, terminated and cancelled the Jamex Secured Promissory Note, the joint guarantee, and the Jamex Revolving Promissory Note. In connection with the termination and cancellation of such agreements, (1) Mr. Ballengee and Jamex paid Ferrellgas $16.3 million towards the remaining balance due under the Jamex Secured Promissory Note and Mr. Ballengee executed a new unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the "Revised Jamex Promissory Note"), (2) Bacchus executed a guaranty agreement to guarantee Mr. Ballengee’s obligations under the Revised Jamex Promissory Note, (3) Ferrellgas agreed to dismiss without prejudice certain indemnification claims against Jamex and any affiliates of Jamex related to the Eddystone litigation and to toll the statute of limitations with respect thereto, and to dismiss with prejudice the tortious interference claim asserted by Ferrellgas against Mr. Ballengee related to the Eddystone litigation, and (4) Mr. Ballengee agreed to dismiss with prejudice, or cause to be dismissed, all counterclaims by him or his affiliates, as the case may be, with respect to such actions.

During the year ended July 31, 2016, approximately 60% of Bridger's gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. As a result of numerous developments with Jamex and this customer during the second half of fiscal 2016, as of July 31, 2016, we did not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operated significantly impacted our trucking operations during the three months ended July 31, 2016, a trend Ferrellgas anticipated would continue into fiscal 2017 and beyond. This expected decline in future cash flows from operations constituted a triggering event in the fourth fiscal quarter of 2016 for its Midstream operations - crude oil logistics reporting unit, requiring impairment testing of indefinite-lived intangible assets, long-lived tangible and intangible assets within certain asset groups, and goodwill.

As a result of the impairment testing performed, we recorded asset impairment charges of $628.8 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill during the year ended July 31, 2016.

Distributions

Ferrellgas Partners paid a quarterly distribution of $0.10 on September 14, 2018, to common unitholders of record as of September 7, 2018. The distribution covers the period from May 1, 2018, to July 31, 2018, the Company’s fourth quarter of fiscal 2018. On June 14, 2018, March 16, 2018, and on December 15, 2017, we also paid quarterly distributions of $0.10. See Item 1A. Risk Factors - Risks Inherent in an Investment in our Debt Securities or our Common Units and see the discussion at the beginning of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Financial covenants" for discussion related to our distributions.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on Adjusted EBITDA. We do not utilize depreciation, depletion and amortization expense in our key measures, because we focus our performance management on cash flow generation and our assets have long useful lives.

Segment Disclosure

Propane operations and related equipment sales

Based on our propane sales volumes in fiscal 2018, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. Beginning in fiscal 2019, we will define "normal" temperatures based on a 10-year average of information published by the National Oceanic and Atmospheric Administration. Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2019 and 2020 sales commitments and, as of July 31, 2018, have experienced net mark-to-market gains of approximately $20.6 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2018, we estimate 74% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.
Corporate and other

As discussed above, in a series of transactions, we sold our Midstream Operations, which was a reporting segment until July 2018. Midstream Operations will be presented in this report within Corporate and Other. Prior to July 2018, we conducted crude oil logistics operations and related activity, as well as water solutions operations, under our Midstream operations reportable segment.

Our midstream operations primarily included crude oil logistics ("Bridger Logistics"). Bridger Logistics primarily generated income by providing crude oil transportation and logistics services on behalf of producers and end-users of crude oil. Bridger Logistics services included transportation through its operation of a fleet of trucks, tank trailers, railcars and pipeline injection terminals. We primarily operated in major oil and gas basins across the continental United States. Our crude oil logistics operations also entered into crude oil purchase and sales arrangements until January 2018. Our water solutions operations ("Water solutions") generated revenues from treatment and disposal of salt water generated from crude oil production operations at our salt water disposal wells and from the sale of recovered crude oil from our skimming oil process. Our facilities were located near oil and gas production fields with high levels of crude oil and natural gas in the Eagle Ford Basin in Texas.

Summary Discussion of Results of Operations:
For the years ended July 31, 2018 and 2017

During the fiscal 2018, we generated net loss attributable to Ferrellgas Partners L.P. of $254.6 million, compared to a net loss of $54.2 million during fiscal 2017.

Our propane operations and related equipment sales segment generated operating income of $167.8 million during fiscal 2018, compared to operating income of $187.9 million during fiscal 2017. The decrease in operating income resulted from a $40.1 million increase in operating, general and administrative expenses primarily the result of increased volumes sold, a $14.4 million increase in "Loss on asset sales and disposals" and a $10.0 million impairment of goodwill related to an immaterial reporting unit, partially offset by the $45.3 million increase in gross margin. Increased propane volumes sold primarily caused the increase in gross margin and in operating, general and administrative expenses.

Our corporate and other operations generated an operating loss of $259.8 million during fiscal 2018 compared to an operating loss of $92.5 million during fiscal 2017. Other operations included our midstream operations. See "Recent

Developments" for a discussion regarding the various sale transactions related to our midstream operations during fiscal 2018. This increase in operating loss is primarily due to losses totaling $160.0 million related to sales of midstream operations during fiscal 2018. Corporate operations recognized an operating loss of $67.8 million during fiscal 2018, compared to an operating loss of $66.2 million recognized during fiscal 2017. This increase in operating loss is primarily due to a $9.7 million increase in legal costs, partially offset by $4.5 million of decreased non-cash compensation charges and a $4.1 million decrease in corporate personnel costs.

“Interest expense” for Ferrellgas increased $16.0 million primarily due to increased interest rates associated with the $175.0 million of debt issued by Ferrellgas Partners in January 2017, which replaced a portion of the borrowings under the secured credit facility, as well as increased interest rates on the secured credit facility and accounts receivable securitization facility. "Interest expense” for the operating partnership increased $6.8 million primarily due to increased interest rates on the secured credit facility and accounts receivable securitization facilities.

Distributable cash flow attributable to equity investors decreased to $62.9 million in fiscal 2018 compared to $77.2 million in fiscal 2017 primarily due to a $17.3 million increase in net cash interest expense and a $10.7 million increase in maintenance capital expenditures, partially offset by an $11.9 million increase in our Adjusted EBITDA. The increase in maintenance capital expenditures was primarily for the purchase of new propane delivery trucks.

Ferrellgas generated a distributable cash flow excess of $22.8 million in fiscal 2018 compared to generating a distributable cash flow shortage of $3.3 million in fiscal 2017, primarily due to a $40.1 million decrease in distributions paid to common unitholders and a $11.9 million increase in our Adjusted EBITDA, partially offset by a $17.3 million increase in net cash interest expense and a $10.7 million increase in maintenance capital expenditures.

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

Our corporate and other operations generated operating losses of $92.5 million during fiscal 2017 compared to $739.2 million of operating loss during fiscal 2016. Prior year results include impairment charges of $658.1 million related to the impairment of midstream operations indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment and goodwill. In addition to the absence of an impairment in fiscal 2017, there was a $44.7 million decrease in depreciation and amortization expense related to these impaired assets. This decrease in operating losses was offset by the impact of the termination of the Jamex TLA, as discussed above, and the decline in trucking and rail operations. Other contributors to a decline in operating losses include $12.5 million of decreased non-cash employee stock ownership plan compensation charges and a $6.0 million decrease in non-cash stock based compensation charges.

“Interest expense” for Ferrellgas increased $14.5 million primarily due to a higher interest rate on the new senior notes issued in January 2017 by Ferrellgas to refinance a portion of the operating partnership's credit facility and due to increased interest rates on credit facility borrowings. “Interest expense” for the operating partnership increased $5.4 million primarily due to increased interest rates on credit facility borrowings.

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

Consolidated Results of Operations

(amounts in thousands)	Year ended July 31,
	2018	2017	2016
Total revenues	$2,073,142	$1,930,277	$2,039,367
Total cost of sales	1,297,627	1,190,861	1,161,904
Operating expense	471,748	432,412	459,178
Depreciation and amortization expense	101,795	103,351	150,513
General and administrative expense	54,401	49,617	56,635
Equipment lease expense	28,272	29,124	28,833
Non-cash employment stock ownership plan compensation charge	13,859	15,088	27,595
Asset impairments	10,005	—	658,118
Loss on asset sales and disposals	187,399	14,457	30,835
Operating income (loss)	(91,964)	95,367	(534,244)
Interest expense	(168,467)	(152,485)	(137,937)
Other income (expense), net	928	1,474	110
Loss before income taxes	(259,503)	(55,644)	(672,071)
Income tax benefit	(2,678)	(1,143)	(36)
Net loss	(256,825)	(54,501)	(672,035)
Loss attributable to noncontrolling interest	(2,244)	(294)	(6,620)
Net loss attributable to Ferrellgas Partners, L.P.	(254,581)	(54,207)	(665,415)
Less: General partner's interest in net loss	(2,546)	(542)	(6,654)
Common unitholders' interest in net loss	$(252,035)	$(53,665)	$(658,761)

Non-GAAP Financial Measures

In this Annual Report we present three primary non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, and Distributable cash flow attributable to common unitholders.

Adjusted EBITDA. Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposals, other income (expense), net, change in fair value of contingent consideration (included in operating expense), severance costs, litigation fees and settlements, unrealized (non-cash) losses (gains) on changes in fair value of derivatives, acquisition and transition expenses, exit costs associated with contracts related to the Midstream dispositions and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Equity Investors. Distributable cash flow attributable to equity investors is calculated as Adjusted EBITDA minus net cash interest expense, maintenance capital expenditures, cash paid for taxes, and proceeds from certain asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table summarizes EBITDA, Adjusted EBITDA and distributable cash flow for the periods indicated:

(amounts in thousands)
Fiscal year ended July 31	2018	2017	2016
Net loss attributable to Ferrellgas Partners, L.P.	$(254,581)	$(54,207)	$(665,415)
Income tax benefit	(2,678)	(1,143)	(36)
Interest expense	168,467	152,485	137,937
Depreciation and amortization expense	101,795	103,351	150,513
EBITDA	13,003	200,486	(377,001)
Non-cash employee stock ownership plan compensation charge	13,859	15,088	27,595
Non-cash stock based compensation charge	—	3,298	9,324
Asset impairments	10,005	—	658,118
Loss on asset sales and disposals	187,399	14,457	30,835
Other income (expense), net	(928)	(1,474)	(110)
Change in fair value of contingent consideration (included in operating expense)	—	—	(100)
Severance costs	1,663	1,959	1,453
Litigation fees and settlements	6,065	—	—
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,293	(3,457)	1,137
Acquisition and transition expenses	—	—	99
Exit costs associated with contracts - Midstream dispositions	11,804	—	—
Net loss attributable to noncontrolling interest	(2,244)	(294)	(6,620)
Adjusted EBITDA	241,919	230,063	344,730
Net cash interest expense (a)	(160,892)	(143,588)	(132,860)
Maintenance capital expenditures (b)	(27,617)	(16,935)	(17,137)
Cash paid for taxes	291	(310)	(777)
Proceeds from certain asset sales	9,203	7,952	6,023
Distributable cash flow to equity investors	62,904	77,182	199,979
Distributable cash flow attributable to general partner and non-controlling interest	(1,258)	(1,544)	(4,000)
Distributable cash flow attributable to common unitholders	61,646	75,638	195,979
Distributions paid to common unitholders	(38,861)	(78,936)	(202,119)
Distributable cash flow excess/(shortage) (c)	$22,785	$(3,298)	$(6,140)

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

Segment Operating Results for the years ended July 31, 2018 and 2017

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to the following transactions. As discussed above in Recent Developments, we sold our Midstream Operations in a series of transactions during fiscal 2018. Also during July 2018, we completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment.

Propane operations and related equipment sales

The following table summarizes propane sales volumes and financial results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)

			Increase
	2018	2017	(Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	636,958	564,872	72,086	13%
Wholesale - Sales to Resellers	240,710	226,251	14,459	6%
	877,668	791,123	86,545	11%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,082,046	$852,130	$229,916	27%
Wholesale - Sales to Resellers	448,943	396,100	52,843	13%
Other Gas Sales (a)	111,987	70,182	41,805	60%
Other (b)	147,847	145,162	2,685	2%
Propane and related equipment revenues	$1,790,823	$1,463,574	$327,249	22%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$476,298	$434,047	$42,251	10%
Wholesale - Sales to Resellers (a)	193,264	190,210	3,054	2%
Other (b)	79,193	77,895	1,298	2%
Propane and related equipment gross margin	748,755	702,152	46,603	7%

Operating, general and administrative expense (d)	446,869	406,764	40,105	10%
Equipment lease expense	26,176	26,220	(44)	—%

Operating income	167,804	187,875	(20,071)	(11)%
Depreciation and amortization expense	74,257	72,095	2,162	3%
Loss on asset sales and disposals	23,644	9,198	14,446	157%
Asset impairments	10,005	—	10,005	NM
Severance costs	358	253	105	42%
Unrealized (non-cash) losses on changes in fair value of derivatives	—	(3,997)	3,997	NM
Adjusted EBITDA	$276,068	$265,424	$10,644	4%
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
(d) Operating, general and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expenses include only certain items that were directly attributable to the propane operations and related equipment sales segment.

Propane sales volumes during fiscal 2018 increased 13% or 86.5 million gallons, from that of the prior year period due to 72.1 million and 14.5 million of increased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for fiscal 2018 was approximately 4% warmer than normal, but 17% colder than the prior year period. Retail and wholesale gallons increased due to a combination of efforts to increase market share and colder weather.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during fiscal 2018 averaged 44% and 37% greater than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.88 and $0.61 per gallon during fiscal 2018 and 2017, respectively, while the wholesale market price at Conway, Kansas averaged $0.78 and $0.57 per gallon during fiscal 2018 and 2017, respectively.

Revenues

Retail sales increased $229.9 million compared to the prior period. This increase resulted from a $121.2 million increase in sales price per gallon and from $108.7 million in increased sales volumes, both as discussed above. Wholesale sales increased $52.8 million compared to the prior period. This increase resulted from a $29.9 million increase in sales price per gallon and $22.9 million from increased sales volumes, both as discussed above. Other gas sales increased $41.8 million compared to the prior year period primarily due to increased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Gross margin increased $45.3 million primarily due to the 86.5 million increase in gallon sales as discussed above, partially offset by a decrease in gross margin per gallon. The increase in retail gross margin of $42.3 million resulted from efforts to increase market share and colder weather, partially offset by a decrease in gross margin per gallon. The increase in wholesale gross margin primarily relates to increased volumes as discussed above, partially offset by decreased gross margin per gallon resulting from efforts to increase market share.

Operating income

Operating income decreased $20.1 million primarily due to a $40.1 million increase in "Operating, general and administrative expense", a $14.4 million increase in "Loss on asset sales and disposals" and a $10.0 million "Asset impairment", partially offset by a $45.3 million increase in Gross margin - Propane and other gas liquids sales. "Operating, general and administrative expense" increased primarily due to a $18.1 million increase in field personnel costs and a $9.8 million increase in vehicle costs, both related to the increase in gallons sold as discussed above, a $4.1 million increase in plant and office expenses and a $1.7 million increase in bad debt expense. During July 2018, we completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment which resulted in a loss of $15.2 million. The "Asset impairments" relates to an impairment of goodwill for the same reporting unit during the three months ended January 31, 2018.

Adjusted EBITDA

Adjusted EBITDA increased $10.6 million primarily due to a $45.3 million increase in Gross margin - Propane and other gas liquids sales, partially offset by a $36.0 million increase in "Operating, general and administrative expense". "Operating, general and administrative expense" increased primarily due to an $18.0 million increase in field personnel costs and a $5.8 million increase in vehicle costs, both related to the increase in gallons sold as discussed above, a $4.1 million increase in plant and office expenses and a $1.7 million increase in bad debt expense.

Corporate and other

The following table summarizes the financial results of our corporate operations for the periods indicated. It includes the results from Midstream Operations which were affected by the following events:

•
the sale of a subsidiary and a group of assets within the Midstream operations segment during July 2018. The subsidiary sold was Bridger Environmental LLC, which encompasses all saltwater disposal activities previously operated by us. The group of assets sold includes the crude oil trucking operations previously operated by us. Additionally, the sale included two crude oil injection terminals. In separate transactions, the remaining assets of the Bridger Terminal business were sold to various parties,

•	the sale of all 1,292 rail cars utilized in the Midstream operations segment during the third quarter of fiscal 2018, and

•	the sale of Bridger Energy, LLC, included in the Midstream operations segment, during January 2018.

(amounts in thousands)
			Increase
Fiscal year ended July 31,	2018	2017	(Decrease)
Volumes (barrels):
Crude oil hauled	42,623	49,249	(6,626)	(13)%
Crude oil sold	3,429	7,470	(4,041)	(54)%

Revenues -
Crude oil logistics	$68,120	$84,465	$(16,345)	(19)%
Crude oil sales	199,427	370,728	(171,301)	(46)%
Other	14,772	11,510	3,262	28%
	$282,319	$466,703	$(184,384)	(40)%
Gross margin (a) -
Crude oil logistics	$16,769	$14,942	$1,827	12%
Crude oil sales	5,507	17,688	(12,181)	(69)%
Other	4,484	4,634	(150)	(3)%
	26,760	37,264	(10,504)	(28)%

Operating, general and administrative expense (b)	79,280	75,265	4,015	5%
Equipment lease expense	2,096	2,904	(808)	(28)%

Operating loss	(259,768)	(92,508)	(167,260)	NM
Depreciation and amortization expense	27,538	31,256	(3,718)	(12)%
Non-cash employee stock ownership plan compensation charge	13,859	15,088	(1,229)	(8)%
Non-cash stock based compensation charge	—	3,298	(3,298)	(100)%
Loss on asset sales and disposals	163,755	5,259	158,496	NM
Exit costs associated with contracts - Midstream dispositions	11,804	—	11,804	NM
Severance costs	1,305	1,706	(401)	(24)%
Litigation fees and settlements	6,065	—	6,065	NM
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,293	540	753	NM
Adjusted EBITDA	$(34,149)	$(35,361)	$1,212	(3)%

NM - Not meaningful
(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

(b) General and administrative expenses include items that are not directly attributable to the propane operations and related equipment sales segment.

Crude oil hauled during fiscal 2018 decreased 13%, or 6.6 million barrels, from that of the prior period primarily due to decreased short haul trucking volumes. We ceased selling crude oil with the sale of Bridger Energy in January 2018.

Revenues

Crude oil sales decreased 46% or $171.3 million compared to the prior period, while crude oil and other logistics revenue decreased 19% or $16.3 million. The decrease in crude oil sales reflects the completion of the sale of Bridger Energy, LLC, a subsidiary of Bridger Logistics ("Bridger Energy"), which is a subsidiary of Ferrellgas, L.P. in the quarter ended January 31, 2018. With the sale, we exited Bridger Energy's oil purchase and sale activity. The decrease in crude oil and other logistics revenues was driven by increased utilization of pipelines and the continued trucking industry related labor shortages.

Gross margin

Gross margin decreased $10.5 million compared to the prior period, primarily due to a $12.2 million decrease related to crude oil sales, partially offset by a $1.8 million increase related to crude oil and other logistics hauling. Crude oil sales gross margin decreased due to the sale of Bridger Energy, as discussed above, and the resulting exit of Bridger Energy's oil purchase and sale activity. Crude oil and other logistics hauling gross margin increased primarily due to the benefits from the cessation of barge operations related to the Jamex TLA, substantially offset by an $11.8 million cost incurred related to a storage contract which we ceased use of during the fourth quarter of fiscal 2018.

Operating loss

Operating loss increased by $167.3 million during fiscal 2018 as compared to fiscal 2017. This increase in operating loss was primarily due to a $120.2 million loss on the sale of a subsidiary and a group of assets during July 2018, a $36.8 million loss on the sale of rail car assets recognized during the third quarter of fiscal 2018, the decrease in gross margin of $10.5 million, each as discussed above, and a $4.0 million increase in operating, general and administrative expenses.

The increase in operating, general and administrative expenses is primarily due to an increase of $10.7 million in legal costs, partially offset by $4.5 million of decreased non-cash compensation charges and a $3.1 million reduction in corporate personnel costs.

Adjusted EBITDA

Adjusted EBITDA increased $1.2 million primarily due to a $13.6 million increase in gross margin related to crude oil and other logistics hauling, as discussed above, an $0.8 million decrease in equipment lease expense, substantially offset by an $11.4 million decrease in gross margin related to crude oil sales, as discussed above, and $1.6 million increase in operating, general and administrative expenses. The increase in operating, general and administrative expenses resulted from a $4.6 million increase in legal costs, partially offset by a $2.9 million reduction in corporate personnel expenses.

Segment Operating Results for the years ended July 31, 2017 and 2016

Items Impacting the Comparability of Our Financial Results

Our results of operations may not be comparable for the periods presented due to acquisitions, the termination of key contracts and other trends. We acquired Bridger in June 2015; accordingly, fiscal 2016 is the first full year that Bridger's results were included in our operations. Results for fiscal 2017 for our Corporate and other operations were materially, negatively impacted by the termination of the Jamex TLA, as discussed above, and the decline in our trucking operations as a result of continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operate, as more fully described elsewhere herein.

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the financial results of our propane operations and related equipment sales segment for the periods indicated:

(amounts in thousands)
			Increase
Fiscal year ended July 31,	2017	2016	(Decrease)
Propane sales volumes (gallons):
Retail - Sales to End Users	564,872	552,771	12,101	2%
Wholesale - Sales to Resellers	226,251	226,121	130	—%
	791,123	778,892	12,231	2%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$852,130	777,830	$74,300	10%
Wholesale - Sales to Resellers	396,100	375,845	20,255	5%
Other Gas Sales (a)	70,182	48,693	21,489	44%
Other (b)	145,162	211,761	(66,599)	(31)%
Propane and related equipment revenues	$1,463,574	$1,414,129	$49,445	3%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$434,047	$448,255	$(14,208)	(3)%
Wholesale - Sales to Resellers (a)	190,210	189,680	530	—%
Other (b)	77,895	85,524	(7,629)	(9)%
Propane and related equipment gross margin	702,152	723,459	(21,307)	(3)%

Operating, general and administrative expense (d)	406,764	414,103	(7,339)	(2)%
Equipment lease expense	26,220	25,481	739	3%

Operating income	187,875	204,910	(17,035)	(8)%
Depreciation and amortization expense	72,095	69,785	2,310	3%
Loss on asset sales and disposals	9,198	9,180	18	—%
Severance costs	253	1,287	(1,034)	NM
Unrealized (non-cash) losses on changes in fair value of derivatives	(3,997)	1,585	(5,582)	NM
Adjusted EBITDA	$265,424	$286,747	$(21,323)	(7)%

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

Corporate and other operations

The following table summarizes the financial results of our corporate operations for the periods indicated. It includes the results from the Midstream Operations.

(amounts in thousands)
			Increase
Fiscal year ended July 31,	2017	2016	(Decrease)
Volumes (barrels):
Crude oil hauled	49,249	79,411	(30,162)	(38)%
Crude oil sold	7,470	6,860	610	9%

Revenues -
Crude oil logistics	$84,465	$332,332	$(247,867)	(75)%
Crude oil sales	370,728	281,267	89,461	32%
Other	11,510	11,639	(129)	(1)%
	$466,703	$625,238	$(158,535)	(25)%
Gross margin (a) -
Crude oil logistics	$14,942	$136,305	$(121,363)	(89)%
Crude oil sales	17,688	13,100	4,588	35%
Other	4,634	4,599	35	1%
	37,264	154,004	(116,740)	(76)%

Operating, general and administrative expense (b)	75,265	101,710	(26,445)	(26)%
Equipment lease expense	2,904	3,352	448	13%

Operating income (loss)	(92,508)	(739,154)	(646,646)	(87)%
Depreciation and amortization expense	31,256	80,728	(49,472)	(61)%
Non-cash employee stock ownership plan compensation charge	15,088	27,595	(12,507)	(45)%
Non-cash stock based compensation charge	3,298	9,324	(6,026)	(65)%
Asset impairments	—	658,118	(658,118)	NM
Loss on asset sales and disposals	5,259	21,655	(16,396)	(76)%
Acquisition and transition expenses	—	99	(99)	NM
Change in fair value of contingent consideration	—	(100)	100	NM
Severance costs	1,706	166	1,540	NM
Unrealized (non-cash) losses on changes in fair value of derivatives	540	(448)	988	NM
Adjusted EBITDA	$(35,361)	$57,983	$(93,344)	NM

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

Operating loss

We recorded an operating loss of $92.5 million during fiscal 2017 as compared to an operating loss of $739.2 million for fiscal 2016. Prior year results from our midstream operations include an impairment charge of $658.1 million related to the impairment of indefinite-lived intangible assets, definite-lived intangible assets, property, plant and equipment, and goodwill that was not repeated in the current period as discussed above.

Operating loss, without regard to the impairment charges discussed above, decreased due to a $116.7 million decrease in gross margin which resulted primarily from the termination of the Jamex TLA, as discussed above, partially offset by the following: a $44.7 million decrease in depreciation and amortization expense due to the impact of the asset impairment charge recognized during the fourth quarter of fiscal 2016; a $26.4 million decrease in "Operating, general and administrative expenses", a decrease of $16.4 million in "Loss on asset sales and disposals" due to a loss recognized in the prior year that was not repeated in the current fiscal year, and a $12.5 million decrease in non-cash employee and stock ownership plan compensation due to the decrease in our unit price during fiscal 2017. "Operating, general and administrative expense" decreased primarily due to decreases in personnel, plant and office expenses related to the termination of the Jamex TLA and to efforts to control costs of general corporate support.

Adjusted EBITDA

Adjusted EBITDA decreased $93.3 million compared to the prior fiscal year period, primarily due to a $115.8 million decrease in gross margin, partially offset by the $21.9 million decrease in operating, general and administrative expenses, both as discussed above.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash on hand, cash flow from operating activities, borrowings under our secured credit facility or accounts receivable securitization facility and funds received from sales of debt and equity securities. These liquidity and capital resources are intended to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity and capital resources may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.
Recent developments

As more fully described below under “Financing Activities – Secured credit facility”, during May 2018, the operating partnership entered into the following:

•	a new $575.0 million senior secured credit facility, which replaced the $575.0 million secured credit facility that was scheduled to mature in October 2018,

•	an amendment which extended the maturity date of its accounts receivable securitization facility to May 2021 and increased the maximum borrowing capacity from $225.0 million to $250.0 million and

•
As more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Financial Covenants”, the $9.8 million distribution paid to common unitholders on September 14, 2018 was taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken from the restricted payment limitation as a result of each of the distributions paid in September 2017, December 2017, March 2018 and June 2018, leaves approximately $1.0 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, or if our consolidated fixed charge coverage ratio does not improve to at least 1.75x, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond.

Financial Covenants

As more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Financial Covenants”, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations and the lack of headroom on these covenants, we continue to execute on a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to further reduce debt and interest expense, we may be restricted from making distribution payments to our common unitholders.

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

As described in financing activities below, we paid a quarterly distribution of $0.10 per common unit on September 14, 2018, to all unitholders of record as of September 7, 2018, which equates to an annual distribution rate of $0.40 per common unit. Refer to discussion of distribution restrictions in “Financial Covenants – Consolidated Fixed Charge Coverage Ratio” within "Management's Discussion & Analysis."

Distributable Cash Flow

Distributable cash flow to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners L.P. in Item 6. Selected Financial Data. A comparison of distributable cash flow to distributions paid for the year ended July 31, 2018 to the year ended July 31, 2017 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves (deficiency) approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Year ended July 31, 2018	$62,904	$22,934	$39,970	1.57
Year ended July 31, 2017	77,182	(3,601)	80,783	0.96
Increase (decrease)	$(14,278)	$26,535	$(40,813)	0.61

For the year ended July 31, 2018 distributable cash flow attributable to equity investors decreased $14.3 million compared to the year ended July 31, 2017. Cash distributions paid decreased $40.8 million due to the decrease in our quarterly distribution rate. After the three months ended October 31, 2016, our quarterly distribution rate decreased from $0.5125 per quarter to $0.10 per quarter. The reduction in our distribution rate, partially offset by the decrease in distributable cash flow, resulted in an increase in our distribution coverage ratio to 1.57 for the year ended July 31, 2018 as compared to 0.96 for the year ended July 31, 2017. Cash reserves, which we utilize to meet future anticipated expenditures, increased by $22.9 million during the year ended July 31, 2018 compared to a decrease of $3.6 million in the year ended July 31, 2017.

We believe that the liquidity available from our cash on hand, cash flow from operating activities, our secured credit facility, the accounts receivable securitization facility, combined with our other debt and interest expense reduction initiatives, which may include issuance of equity, restructuring existing debt agreements, asset sales or a further reduction in our annualized distribution will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. As of July 31, 2018, we had $159.3 million of borrowing capacity from our secured credit facility and $119.3 million of cash.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing weather, economic, financial and business conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our propane operations and related products cash flows from operations is generated during the winter heating season. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our propane operations and related equipment sales operations.

Operating Activities

Ferrellgas Partners

Fiscal 2018 v Fiscal 2017

Net cash provided by operating activities was $74.1 million for fiscal 2018, compared to net cash provided by operating activities of $127.3 million for fiscal 2017. This decrease in cash provided by operating activities was primarily due to a $36.2 million increase in working capital requirements, a $10.8 million decrease in cash flow from operations and a $6.1 million outflow associated with other assets and other liabilities, which was primarily due to approximately $4.2 million in payments to terminate long-term debt hedging instruments during the fourth quarter of fiscal 2018.

The decrease in cash flow from operations is primarily due to a net increase in "Operating expense," "General and administrative expense" and "Equipment lease expense" of $43.3 million, a $16.0 million increase in "Interest expense," as discussed above, partially offset by a $47.9 million increase in gross margin (after adding back the non-cash exit cost charge of $11.8 million recorded during the fourth quarter of fiscal 2018).

The increase in working capital requirements in fiscal 2018 compared to fiscal 2017 is primarily due to a $21.0 million increase in requirements for accounts receivable in our propane operations and related equipment sales segment due to increases in the number of gallons sold and the average selling price of propane gas, a $15.1 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during fiscal 2018, a $10.9 million increase in requirements for accounts payable in our propane operations and related equipment sales segment due to timing of payments, partially offset by an approximate $4.3 million decrease in requirements for accounts receivable and accounts payable in our Midstream segment resulting from the fiscal 2018 dispositions discussed above, as well as a $10.0 million benefit to working capital associated with the payment received from Jamex during the fourth quarter of fiscal 2018 (the remaining amount of the Jamex payment impacted other non-current assets).

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

The operating partnership

Fiscal 2018 v Fiscal 2017

Net cash provided by operating activities was $105.2 million for fiscal 2018, compared to net cash provided by operating activities of $148.7 million for fiscal 2017. This decrease in cash provided by operating activities was primarily due to a $34.2 million increase in working capital requirements, a $3.3 million decrease in cash flow from operations and a $6.1 million outflow associated with other assets and other liabilities, which was primarily due to approximately $4.2 million in payments to terminate long-term debt hedging instruments during the fourth quarter of fiscal 2018.

The decrease in cash flow from operations is primarily due to a net increase in "Operating expense," "General and administrative expense" and "Equipment lease expense" of $43.3 million, a $6.8 million increase in "Interest expense," as discussed above, partially offset by a $47.9 million increase in gross margin (after adding back the non-cash exit cost charge of $11.8 million recorded during the fourth quarter of fiscal 2018).

The increase in working capital requirements in fiscal 2018 compared to fiscal 2017 is primarily due to a $21.0 million increase in requirements for accounts receivable in our propane operations and related equipment sales segment due to increases in the number of gallons sold and the average selling price of propane gas, a $14.9 million increase in requirements for prepaid expenses and other assets due primarily to a decrease in margin deposits returned to us by our counterparties during fiscal 2018, a $10.9 million increase in requirements for accounts payable in our propane operations and related equipment sales segment due to timing of payments, partially offset by a an approximate $4.3 million decrease in requirements for accounts receivable and accounts payable in our Midstream segment resulting from the fiscal 2018 dispositions discussed above, as well as a $10.0 million benefit to working capital associated with the payment received from Jamex during the fourth quarter of fiscal 2018 (the remaining amount of the Jamex payment impacted other non-current assets.

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

Fiscal 2018 v Fiscal 2017

Net cash provided by investing activities was $49.5 million for fiscal 2018, compared to net cash used in investing activities of $45.5 million for fiscal 2017. This increase in net cash provided by investing activities is primarily due to a $144.1 million increase in "Proceeds from sale of assets" which is primarily due to the fiscal 2018 dispositions discussed above, partially offset by a $34.4 million increase in "Capital expenditures" and a $14.6 million increase in "Business acquisitions, net of cash acquired."

The increase in "Capital expenditures" is primarily due to increases in maintenance and growth capital expenditures in our Propane operations and related equipment sales segment during fiscal 2018. The increase in maintenance capital expenditures is primarily related to the purchase of new propane delivery trucks during the first quarter of fiscal 2018. The increase in growth capital expenditures is primarily related to an increase in the number of cylinders and cages purchased to support increases in tank exchange sales and selling locations, as well as construction of two new distribution facilities to support growth in our tank exchange business.

The increase in "Business acquisitions, net of cash acquired" is attributable to five acquisitions by our Propane operations and related equipment sales segment during fiscal 2018.

Due to the mature nature of our Propane operations and related equipment sales operations segment combined with the investments made during fiscal 2018, we anticipate the level our fiscal 2019 maintenance capital expenditures will be comparable to levels incurred before fiscal 2018. While we also anticipate a reduction in fiscal 2019 growth capital expenditures when compared with fiscal 2018, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

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

The decrease in "Proceeds from sale of assets" is primarily related to trucks sold during fiscal 2016, as part of a plan in the prior period to right-size our truck fleet owned by our midstream operations.

Financing Activities

Ferrellgas Partners

Fiscal 2018 v Fiscal 2017

Net cash used in financing activities was $10.1 million for fiscal 2018, compared to net cash used in financing activities of $81.0 million for fiscal 2017. This decrease in cash flow used in financing activities was primarily due to a $54.2 million net increase in proceeds from long-term debt and a $40.5 million reduction in distributions, partially offset by a $25.9 million net decrease in proceeds from short-term borrowings.

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

Distributions

Ferrellgas Partners paid quarterly per unit distributions of $0.10 in connection with the distributions declared for the three month periods ended July 31, 2017, October 31, 2017, and January 31, 2018 and April 30, 2018. Total distributions paid to common unitholders during fiscal 2018, including the related general partner distributions, was $39.3 million. The quarterly distribution of $0.10 on all common units and the related general partner distribution for the three months ended July 31, 2018 of $9.8 million was paid on September 14, 2018 to holders of record on September 7, 2018. During fiscal 2018 the operating partnership paid its general partner $1.1 million in connection with the quarterly distributions.

Secured credit facility

On May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility (the "Senior Secured Credit Facility") to replace its previous $575.0 million senior secured credit facility that was scheduled to mature in October 2018 (the "Previous Facility"). The Senior Secured Credit Facility consists of a $300.0 million revolving line of credit (the "Revolving Facility") as well as a $275.0 million term loan (the "Term Loan"), which mature on May 4, 2023. Revolving Facility borrowings bear interest at the Prime Rate + 4.75% and Term Loan borrowings bear interest at LIBOR + 5.75%. The Revolving Facility includes a $125.0 million sublimit for the issuance of letters of credit. Borrowings under the Senior Secured Credit Facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions, within certain limits.

The Term Loan does not include any scheduled principal payments and the Revolving Facility does not have any scheduled commitment reductions before maturity; however, the Term Loan requires prepayments pursuant to the following: 1) certain asset sales, 2) 50% of any excess cash flow, as defined by the Term Loan, in any fiscal year beginning with fiscal year 2019, 3) certain insurance proceeds, and 4) certain tax refunds.

The Senior Secured Credit Facility is secured with substantially all of the assets of the operating partnership and its subsidiaries, and Ferrellgas Partners’ and the general partner’s partnership interests in the operating partnership, and contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2018, we had outstanding borrowings of $275.0 million under the Term Loan at a rate of 7.86%, which was classified as long-term debt and we had outstanding borrowings of $32.8 million under the Revolving Facility at a rate of 9.75%, which was classified as short-term borrowings. We repaid all outstanding borrowings under the Revolving Facility on August 8, 2018. As of July 31, 2017, Ferrellgas, L.P. had total borrowings outstanding under its Previous Facility of $245.5 million, of which $185.7 million was classified as long-term debt. Borrowings outstanding at July 31, 2017 under the Previous Facility had a weighted average interest rate of 6.0%.

Letters of credit outstanding at July 31, 2018 and 2017 totaled $107.9 million and $139.2 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At July 31, 2018, Ferrellgas, L.P. had available letter of credit remaining capacity of $17.1 million. At July 31, 2017 Ferrellgas, L.P. had available letter of credit remaining capacity of $60.8 million. Ferrellgas, L.P. incurred commitment fees of $0.7 million, $1.1 million and $1.4 million in fiscal 2018, 2017 and 2016, respectively.

Accounts receivable securitization

On May 14, 2018, Ferrellgas, L.P. entered into a seventh amendment to its accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and PNC Bank, N.A. The amendment extends the maturity date to May 2021 and increases the size of the facility from a maximum borrowing capacity of $225.0 million to $250.0 million at a discount rate of LIBOR plus 200 basis points. The amended accounts receivable securitization facility also includes provisions for the issuance of letters of credit with a $50.0 million sublimit. The facility continues to contain provisions where maximum purchase levels are reduced during periods of the year when working capital requirements are lower to efficiently reduce unused capacity fees.

As of July 31, 2018, we had received cash proceeds of $58.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of July 31, 2018, the weighted average interest rate was 5.2%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Cash flows from our accounts receivable securitization facility decreased $16.0 million in fiscal 2018. We reduced net funding by $11.0 million from this facility during fiscal 2018 as compared to receiving net funding of $5.0 million from this facility in fiscal 2017.

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

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility before we incur borrowings under our Secured Credit Facilities, due to the significant differences in interest rates charged. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. Prior to the amendment entered into in May 2018, we entered into two amendments in fiscal 2017 that modified covenant requirements.

Common unit repurchases

In connection with the Jamex Termination Agreement, on September 1, 2016, Ferrellgas Partners repurchased approximately 0.9 million of Ferrellgas Partners' common units from Jamex for approximately $15.9 million, utilizing borrowings under our secured credit facility.

Debt issuances and repayments

See Secured Credit Facilities above for discussion about the $275.0 million Term Loan entered into during fiscal 2018, in connection with our entry into the Senior Secured Credit Facility.

During August 2017, we completed an offer to exchange $175.0 million principal amount of our 8.625% unsecured senior notes due 2020, which were registered under the Securities Act of 1933, as amended, for a like principal amount of our outstanding and unregistered 8.625% senior notes due 2020, which were issued in January 2017.

During January 2017, Ferrellgas Partners issued $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020 at a price of 96% of par. We received $166.1 million of net proceeds after deducting initial purchase discounts and estimated expenses of the offering. We applied the net proceeds to reduce outstanding indebtedness under our previous secured credit facility.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to the Ferrellgas Partners issuance of debt, common unit repurchases, as well as distributions paid and contributions received, as discussed below.

Cash distributions paid

The operating partnership paid cash distributions of $71.0 million and $104.0 million during fiscal 2018 and 2017, respectively. The operating partnership also made a cash distribution payment of $10.0 million on September 14, 2018 for the three months ended July 31, 2017.

On September 1, 2016, the operating partnership distributed $15.9 million to Ferrellgas Partners in connection with the repurchase of approximately 0.9 million of Ferrellgas Partners' common units from Jamex Marketing, LLC. This transaction was financed by borrowings under our secured credit facility.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $271.7 million for fiscal 2018, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information (based on the most recent Schedule 13G, Schedule 13D or Section 16 SEC filing, or information provided by the beneficial owner) consisted of the following:

	Common unit ownership at	Distributions paid during the year ended (in thousands)
	July 31, 2018	July 31, 2018
Ferrell Companies (1)	22,529,361	$9,012
FCI Trading Corp. (2)	195,686	80
Ferrell Propane, Inc. (3)	51,204	20
James E. Ferrell (4)	4,763,475	1,904

(1)
Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at July 31, 2018.

(2)	FCI Trading is an affiliate of the general partner and thus a related party.

(3)	Ferrell Propane is controlled by the general partner and thus a related party.

(4)
James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner. JEF Capital Management owns 4,758,859 of these common units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

During fiscal 2018, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.1 million.

On September 14, 2018, the operating partnership paid distributions to Ferrellgas Partners and the general partner of $9.9 million and $0.1 million, respectively.

On September 14, 2018, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $2.3 million, $20 thousand, $5 thousand, $0.5 million, and $0.1 million, respectively.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2018:

	Payment or settlement due by fiscal year
(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt, including current portion (1)	$2,402	$358,671	$501,456	$475,796	$775,426	$447	$2,114,198
Fixed rate interest obligations (2)	129,104	129,104	98,313	49,781	33,750	—	440,052
Operating lease obligations (3)	42,356	33,137	26,142	19,173	13,867	16,624	151,299
Operating lease buyouts (4)	3,884	3,131	3,526	6,035	3,527	8,540	28,643
Purchase obligations:
Product purchase commitments (5)	32,769	1,757	—	—	—	—	34,526
Total	$210,515	$525,800	$629,437	$550,785	$826,570	$25,611	$2,768,718
Underlying product purchase volume commitments (in gallons)	51,545	3,150	—	—	—	—	54,695

(1)
We have long-term payment obligations under agreements such as our senior notes and our secured credit facility. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our Term Loan portion of our senior secured credit facility, a variable rate debt obligation. As of July 31, 2018, variable rate interest on our outstanding balance of this long-term variable rate debt of $275.0 million would be $21.6 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our senior secured credit facility.

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

(5)
We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2018 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt, including current portion (1)	$2,402	$1,671	$501,456	$475,796	$775,426	$447	$1,757,198
Fixed rate interest obligations (2)	$98,313	$98,313	$98,313	$49,782	$33,750	$—	$378,471

(1)
The operating partnership has long-term payment obligations under agreements such as the operating partnership’s senior notes and secured credit facilities. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our Term Loan portion of our senior secured credit facility, a variable rate debt obligation. As of July 31, 2018, variable rate interest on our outstanding balance of this long-term variable rate debt of $275.0 million would be $21.6 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

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

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $8.5 million as of July 31, 2018. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

See discussion about our letters of credit available under our secured credit facility and the sale of accounts receivable to our accounts receivable securitization facility both in “Liquidity and Capital Resources.”

Adoption of New Accounting Standards

Below is a listing of a recently issued accounting pronouncement that we have not yet adopted as of July 31, 2018.

Title of Guidance	Effective Date
Accounting Standard Update No. 2014-09, "Revenue from Contracts with Customers"	Fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017
Accounting Standard Update No. 2016-02, "Leases (Topic 842)"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2018
Accounting Standard Update No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2019
Accounting Standard Update No. 2017-12, "Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2018

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2018, 2017 or 2016.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2018, 2017 or 2016.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2018, 2017 or 2016, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2018, 2017 or 2016, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

We did not recognize any impairment losses related to our intangible assets during fiscal 2018. For additional information regarding our intangible assets, see Note B – Summary of significant accounting policies, Note C – Asset impairments, and Note H – Goodwill and intangible assets, net - to our consolidated financial statements.

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

•
Our method for computing the expected term of our stock-based awards utilizes a combination of historical exercise patterns and estimates made by management on grantee exercises patterns. This method could assign a term to our stock-

based awards that is significantly different from their actual terms, which could result in a significant difference in the fair value assigned to the awards at each balance sheet date.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have two reporting units for goodwill impairment testing purposes. As of July 31, 2018, one of these reporting units contain goodwill that is subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit's recorded amount of goodwill.

During fiscal 2018, we recognized an impairment loss of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2018. Our remaining market risk sensitive instruments and positions have been determined to be "entered into for purposes other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2018 and 2017, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $13.7 million and $16.8 million as of July 31, 2018 and 2017, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective for propane related hedges.

Credit Risk

We maintain credit policies with regard to our counterparties that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings) and entering into agreements with counterparties that govern credit guidelines.

Our other counterparties consist of major energy companies who are suppliers, wholesalers, retailers, end users and financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may be similarly impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Annual Report on Form 10-K, on September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note ("Jamex Secured Promissory Note") in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA.

 On June 25, 2018, the FGP Parties and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, terminated and cancelled the Original Secured Promissory Note, the Affiliate Guaranty, the Security Agreement, the Jamex Entities Note Guaranty, the Working Capital Note and the Jamex Entities WCF Guaranty. In connection with the termination and cancellation of such agreements, (1) Mr. Ballengee and Jamex paid Bridger $16.3 million towards the remaining balance due under the Original Secured Promissory Note and Mr. Ballengee executed a new unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “New Promissory Note”), (2) Bacchus executed a guaranty agreement to guarantee Mr. Ballengee’s obligations under the New Promissory Note, (3) the Partnership agreed to dismiss without prejudice certain indemnification claims against Jamex and any affiliates of Jamex related to the Eddystone litigation and to toll the statute of limitations with respect thereto, and to dismiss with prejudice the tortious interference claim asserted by the Partnership against Mr. Ballengee related to the Eddystone litigation, and (4) Mr. Ballengee agreed to dismiss with prejudice, or cause to be dismissed, all counterclaims by him or his affiliates, as the case may be, with respect to such actions. If we are unable to collect the amounts owed under the New Promissory Note, it could have a material and adverse impact on our cash flows, liquidity and results of operations.

Interest Rate Risk

At July 31, 2018, we had $365.8 million in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $3.7 million for fiscal 2019. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. Although we had an interest rate swap that hedged a portion of the interest rate risk associated with our variable rate borrowings through most of fiscal 2018, this swap was terminated on May 3, 2018. Thus we did not consider the effect of this swap on our sensitivity analysis.

Through most of fiscal 2018, we managed a portion of our interest rate exposure associated with our fixed rate debt by utilizing an interest rate swap. We terminated this swap on May 3, 2018. Thus we did not compute a sensitivity analysis related to this hedge instrument.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note R – Quarterly data (unaudited) – to Ferrellgas Partners, L.P. and Subsidiaries consolidated financial statements and Note Q – Quarterly data (unaudited) – to Ferrellgas L.P. and Subsidiaries consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of July 31, 2018.

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2018, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2018.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, as of July 31, 2018, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the most recent fiscal quarter ended July 31, 2018, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Ferrellgas Partners, L.P.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of July 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended July 31, 2018, and our report dated September 27, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 27, 2018

ITEM 9B.     OTHER INFORMATION.
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 27, 2018. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	78	1984	2016	Interim Chief Executive Officer and President; Chairman of the Board of Directors

Doran N. Schwartz	49	N/A	2017	Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

Trenton D. Hampton	58	N/A	2017	Senior Vice President; Chief Operating Officer

Pamela A. Breuckmann	42	2013	N/A	Director

Stephen M. Clifford	58	2015	N/A	Director

A. Andrew Levison	62	1994	N/A	Director

John R. Lowden	61	2003	N/A	Director

Michael F. Morrissey	76	1999	N/A	Director

James K. Schwartz	56	2018	N/A	Director

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

Doran N. Schwartz – Mr. Schwartz joined our general partner in 2017 as Senior Vice President and Chief Financial Officer, Treasurer. Prior to joining the Company, Mr. Schwartz was Vice President and Chief Financial Officer of MDU Resources Group, Inc., a diversified energy and infrastructure company based in Bismarck, ND, from February 2010 to 2017 and was Vice President and Chief Accounting Officer at MDU from September 2005 to February 2010. Mr. Schwartz began his career as an auditor. Mr. Schwartz obtained a Bachelor of Science in Business Administration from Moorhead State University, a Master of Business Administration (MBA) with an emphasis in Finance from the University of Wisconsin-Whitewater, and a Bachelor of Arts in Accounting from the University of Northern Iowa. He has also earned his Certified Public Accountant designation.

Trenton D. Hampton – Mr. Hampton joined our general partner in 2001 as Corporate Counsel. He was promoted to Director of the Legal Department in 2006, and Vice President of Legal and Risk Management as well as Corporate Secretary in 2008.  In 2013 he was promoted to Senior Vice President of Legal and Risk Management. Mr. Hampton joined the Executive Committee in January of 2017. In 2018, Mr. Hampton was promoted to Senior Vice President and Chief Operating Officer. Additionally, Mr. Hampton is responsible for several administrative departments, including Human Resources, Information Technology, Acquisitions, and Procurement & Asset Management. Mr. Hampton obtained his Bachelor of Business Administration degree in Accounting from Northwest Missouri State University and his Juris Doctorate from Creighton University.

Pamela A. Breuckmann – Ms. Breuckmann was elected to the Board of Directors in 2013. Since 2011, Ms. Breuckmann has served as the President and since January 2015, Chief Executive Officer of Ferrell Capital, Inc., a company established in 1998 to manage the financial, business and personal affairs of the Ferrell family. Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, she is the President and Chief Operating Officer of Samson Capital Management, LLC. This SEC registered investment advisory business specializes in managing Master Limited Partnership securities for investors.  The blend of Ms. Breuckmann's investment experience, accounting background and finance roles give her a unique perspective that serves the Board of Directors well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP.  We consider Ms. Breuckmann to be a financial expert. Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting. She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.

Stephen M. Clifford – Mr. Clifford joined the Board of Directors in 2015 and is the chairman of the Corporate Governance and Nominating Committee and a member the Audit Committee. Mr. Clifford retired from Ernst & Young in July 2015 after having served as the Managing Partner of Ernst & Young’s Kansas City, Missouri office from 1999 until his retirement. His career at Ernst & Young spanned a total of 32 years, including 18 years as an assurance partner and 30 years as a Certified Public Accountant. During his tenure as the Managing Partner of the Kansas City office, Mr. Clifford was also a member of the executive committee for Ernst & Young's Midwest Area, which was responsible for nearly 4,000 professionals across the Midwest. In addition to his role as the Managing Partner, Mr. Clifford served as the coordinating partner responsible for external audit engagements, including audits of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, as well as internal audit and advisory engagements for numerous companies in the Fortune 1000, as well as numerous large and high growth private companies during his career. Mr. Clifford is the past Chairman of the Board for the Leukemia and Lymphoma Society, a member of the Board of Directors and Chair of the audit committee for the Archdiocese of Northeast Kansas, and the past Chair of the Board of Directors Executive Committee for Cristo Rey High School of Kansas City. Mr. Clifford brings to the Board many years of experience as a leader and assurance partner of a major accounting firm and extensive experience in developing and executing growth strategies, acquisitions, and capital transactions. We consider Mr. Clifford to be an audit committee financial expert. Mr. Clifford obtained his Bachelor of Science and Business Administration, Finance & Accounting degree from Texas Christian University.

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

John R. Lowden – Mr. Lowden was appointed to the Board of Directors in 2003 and chairs the Board's Compensation Committee and serves on the Board's Audit Committee and the Board’s Corporate Governance and Nominating Committee. Since 2001, Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of Metpar Industries, Inc. and JN Industries, LLC and serves as a director of Ingles Markets Inc. and serves on the Board of Trustees of Wake Forest University. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

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

Mr. Morrissey served as a partner of Ernst & Young for seventeen years. Prior to that, Mr. Morrissey worked for twelve years for two major accounting firms, one of which was Ernst & Young (for seven years). Mr. Morrissey has been a Certified Public Accountant since 1972. Mr. Morrissey brings to the Board substantial experience as the Chairman of the audit committees of public companies, many years of experience as an audit partner of a major accounting firm and extensive experience as a director of other large private and public companies. We consider Mr. Morrissey to be an audit committee financial expert. Mr. Morrissey has a high level of understanding of the Board’s role and responsibilities based on his service on other company boards. Mr. Morrissey obtained his Bachelor of Business Administration degree in Accounting from the University of Notre Dame and obtained his Master of Business Administration degree in Finance from Temple University.

James K. Schwartz – Mr. Schwartz joined the Board of Directors in May of 2018. Mr. Schwartz earned a Bachelor of Science degree in Accounting and Business Administration from the University of Kansas and earned his certified public accounting certificate. After working over seven years for Ernst & Young in the firms audit practice, he joined NPC International, Inc. ("NPC") in 1991 serving multiple roles including its Vice President Finance, Treasurer and Chief Financial Officer, Chief Operating Officer and its President and Chief Executive Officer. He served as a director of NPC since 1996 and acted as its Chairman since 2006. In 2018, Mr. Schwartz transitioned to Chairman of NPC’s Executive Committee. Today, NPC is the fifth largest restaurant operating company in the United States. In addition, Mr. Schwartz serves as Chairman of the Board of Pei Wei Asian Diner, LLC and was previously a director of Freightquote.com which was sold to CH Robinson, Inc. in 2014. Mr. Schwartz has also served in a director capacity of other private or non-profit entities. In 2013, Mr. Schwartz was named the Ernst & Young Central Midwest Retail Entrepreneur of the Year. He was named the University of Kansas School of Business Distinguished Alumnus in 2016. Mr. Schwartz’s qualification to serve on our Board of Directors is based on his extensive multi-unit operational knowledge, his management and financial experience and his proven track record of effective leadership and enterprise growth.

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

The Board has affirmatively determined that Mr. Levison, Mr. Lowden, Mr. Morrissey, Mr. Schwartz, and Mr. Clifford, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s (“NYSE”) corporate governance rules. In conjunction with regular Board meetings, these non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

Audit Committee

The Board has a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey, Clifford and Schwartz. Mr. Morrissey is the Chairman of the Audit Committee. Mr. Morrissey, Mr. Clifford and Mr. Schwartz each has been determined by the Board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the NYSE and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the NYSE and the SEC. The Board has determined that all of the members of the Audit Committee are “independent” as described under the relevant standards.

The Audit Committee charter requires the Audit Committee to pre-approve all engagements with any independent registered public accounting firm, including all engagements regarding the audit of the financial statements of each of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. and all permissible non-audit engagements with the independent registered public accounting firm. Additionally, the Audit Committee oversees the internal audit function for each of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas Finance Corp., and such other duties as directed by the Board. The Audit Committee charter is available on the company's website.

Limitation on Directors Participating on Audit Committees

The Board has adopted a policy limiting the number of public-company audit committees its directors may serve on to three at any point in time. If a director desires to serve on more than three public-company audit committees, he or she must first obtain the written permission of the Board.

Corporate Governance and Nominating Committee

The Board has a designated Corporate Governance and Nominating Committee, comprised of Messrs. Clifford, Levison and Morrissey. Mr. Clifford is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards. The Corporate Governance and Nominating Committee charter is available on the company's website.

Compensation Committee

The Board has a designated Compensation Committee, comprised of Messrs. Lowden, Levison and Schwartz. Mr. Lowden is the Chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate. The Compensation Committee charter is available on the company's website.

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

To our knowledge, based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2018 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner, except for the filing of a Form 3 by James Schwartz which was inadvertently filed late. Mr. Schwartz was appointed to the Board on May 3, 2018 and filed his Form 3 on July 11, 2018.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Lowden, Levison and Schwartz. None of the members were officers or employees of the general partner or any of its subsidiaries prior to or during fiscal 2018. None of the members has any relationship required to be disclosed under this caption under the rules of the SEC.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2018. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on Ferrellgas Partners.

Compensation Discussion and Analysis

Compensation Committee Report

As of September 25, 2018, the Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:
John R. Lowden
A. Andrew Levison
James K. Schwartz

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2018, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2018, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2018 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2018 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Named Executive Officers
James E. Ferrell, Interim Chief Executive Officer and President; Chairman of the Board of Directors
Doran N. Schwartz, Senior Vice President and Chief Financial Officer, Treasurer
Trenton D. Hampton, Senior Vice President and Chief Operating Officer
Alan C. Heitmann, Former Executive Vice President and Chief Financial Officer, Treasurer (1)
Thomas M. Van Buren, Former Executive Vice President, Ferrell North America and Midstream Operations (2)
Randy V. Schott, Former Senior Vice President of Retail Operations (3)

(1) On January 31, 2018, Mr. Heitmann retired as Executive Vice President and Chief Financial Officer, Treasurer.
(2) On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.
(3) On March 8, 2018, Mr. Schott resigned as Senior Vice President of Retail Operations of Ferrellgas, Inc.

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

Role of Management, Compensation Consultant and Compensation Peer Group

Our Chief Executive Officer, with the assistance of Trenton D. Hampton, Senior Vice President and Chief Operating Officer, formulates preliminary compensation recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, Trenton D. Hampton utilized market compensation survey data provided in a prior year, which is used to create salary range benchmarks for each NEO's compensation. The compensation survey data included data from the 13 peer group companies identified below.

We use a peer group of companies in setting compensation levels, determining awards under our equity compensation plan and setting director compensation levels. The companies included in this peer group are determined based on the following factors:

•	companies in our industry or related industries (oil and gas, gas utilities, master limited partnerships);

•	companies identified as our peer group of competitors;

•	companies with similar total sales;

•	companies with similar net income; and

•	companies with similar market value.

For purposes of setting compensation for our fiscal year ended July 31, 2018, the companies included in our compensation peer group were as follows:

•	Targa Resources Partners, L.P.

•	Suburban Propane Partners, L.P.

•	Enbridge Energy Partners, L.P.

•	Spire Inc.

•	Genesis Energy, L.P.

•	WGL Holdings Inc.

•	UGI Corp.

•	Star Gas Partners, L.P.

•	Atmos Energy Corp., L.P.

•	New Jersey Resources Corp.

•	Amerigas Partners, L.P.

•	Alliance Resource Partners, L.P.

•	Copano Energy LLC

Components of Named Executive Officer Compensation

During fiscal 2018, elements of compensation for our NEOs consisted of the following:

•	base salary;

•	non-equity incentive plan;

•	discretionary bonus;

•	equity-based and incentive compensation plan;

•	employee stock ownership plan ("ESOP"); and

•	deferred compensation plans.

Base Salary

Our Chief Executive Officer, with the assistance of Trenton D. Hampton, formulates preliminary base salary recommendations for all NEOs, including himself. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, Trenton D. Hampton utilizes compensation survey data to provide market data that is used to create benchmarks for each NEO’s base salary. These benchmarks refer to the high and low end of the ranges, rather than a specific point within the range. The following table identifies the low and high ends of the base salary range included in the market data:

	Low Point	High Point
Chief Executive Officer	$431,000	$736,000
Chief Operating Officer	362,000	512,000
Chief Financial Officer	287,000	369,000
Top Division Executive	303,000	363,000

Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of salary paid to each NEO during fiscal year 2018 is displayed in the “Salary” column of the Summary Compensation Table.

Named Executive Officer	2018 Annual Base Salary
James E. Ferrell	$—
Doran N. Schwartz	425,000
Trenton D. Hampton	425,000
Alan C. Heitmann (1)	400,125
Thomas M. Van Buren (2)	335,000
Randy V. Schott (3)	400,200

(1) On January 31, 2018, Mr. Heitmann retired as Executive Vice President and Chief Financial Officer, Treasurer.
(2) On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.
(3) On March 8, 2018, Mr. Schott resigned as Senior Vice President of Retail Operations of Ferrellgas, Inc.

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

This plan awards a cash payment to the NEO if incentive distributable cash flow (“incentive DCF”) targets are achieved for the fiscal year. Incentive DCF has been selected in order to align performance measures for NEOs with how our investors evaluate our performance. Each NEO’s incentive target is computed as a percentage of his annual base salary rate. For fiscal 2018 the target percentage for each NEO was as follows:

Named Executive Officer	% of Salary Incentive Target
James E. Ferrell	—%
Doran N. Schwartz	100%
Trenton D. Hampton	100%
Alan C. Heitmann (1)	100%
Thomas M. Van Buren (2)	100%
Randy V. Schott (3)	100%

(1) On January 31, 2018, Mr. Heitmann retired as Executive Vice President and Chief Financial Officer, Treasurer.
(2) On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.
(3) On March 8, 2018, Mr. Schott resigned as Senior Vice President of Retail Operations of Ferrellgas, Inc.

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

For fiscal 2018, the percent of targeted total company incentive DCF achieved was less than 100%. Accordingly there were no payouts under the CIP for NEOs. The targeted total company incentive DCF for fiscal 2018 was approximately $280 million. For Incentive Plan purposes, total company actual incentive DCF was computed as follows:

(in thousands)
Net loss attributable to Ferrellgas Partners, L.P.	$(254,581)
Add (subtract):
Income tax benefit	(2,678)
Interest expense	168,467
Depreciation and amortization expense	101,795
Non-cash employee stock ownership plan compensation charge	13,859
Asset impairments	10,005
Non-cash stock-based compensation charge	—
Loss on asset sales and disposals	187,399
Other income, net	(928)
Severance costs	1,663
Litigation fees and settlements	6,065
Exit costs associated with contracts - Midstream dispositions	11,804
Unrealized (non-cash) gains on changes in fair value of derivatives	1,293
Net loss attributable to noncontrolling interest	(2,244)
Maintenance capital expenditures	(27,617)
Incentive DCF	$214,302

Discretionary Bonus

Our Chief Executive Officer has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by a NEO that our Chief Executive Officer believes exceeded expectations in operational or strategic objectives during the last fiscal year. There were no discretionary bonuses paid to any NEO in respect of fiscal 2018.

Equity-based and Incentive Compensation Plan

We have an equity-based incentive plan available for participation by our NEOs, the “Ferrell Companies Incentive Compensation Plan” ("ICP"). The amount of compensation cost related to the ICP plan incurred for each NEO during fiscal 2018 is displayed in the “Option Awards” column of the Summary Compensation Table.

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

Options or SARs are granted under the ICP periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the Employee Stock Ownership Plan. All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which includes our Chief Executive Officer and Trenton D. Hampton. Awards granted to NEOs must also be approved by the Compensation Committee. To assist the ICP Option Committee and the Compensation Committee in determining the quantity of awards to grant to a NEO, Trenton D. Hampton utilizes data from our compensation peer group to create recommended ranges of fiscal 2018 ICP award grants by executive position. Utilizing the peer group data, the Compensation Committee approved stock option awards under the ICP to NEOs in fiscal 2018 taking into account each NEO’s responsibilities, performance and respective holdings of such ICP awards previously granted by the committee to ensure the appropriate level of equity as a component of the NEO’s total compensation package.

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan ("ESOP"), an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2018 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a nonqualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2018 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Our contributions to the profit sharing portion of this plan are discretionary and no profit sharing contributions were made to this plan for fiscal 2018. However, this plan also provides for matching contributions under a cash or deferred arrangement based upon the participant salary and employee contributions to this plan. Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 6% of their eligible compensation to this plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the Supplemental Savings Plan (see below) combined. Employee contributions are 100% vested, while the company’s matching contribution vests ratably over the first five years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by this plan.

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

Summary Compensation Table

The following table sets forth the compensation for the last three fiscal years of our NEOs:

		Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
			(2)	(1)
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

James E. Ferrell (3)	2018	—	—	124,250	—	—	124,250
Interim Chief Executive	2017	—	—	—	—	—	—
Officer and President;
Chairman of the Board of
Directors

Doran N. Schwartz	2018	326,923	136,117	106,500	—	9,164	578,704
Senior Vice President and
Chief Financial Officer; Treasurer

Trenton D. Hampton	2018	388,342	—	106,500	—	20,071	514,913
Senior Vice President and
Chief Operating Officer

Alan C. Heitmann (4)	2018	212,374	—	—	—	46,111	258,485
Former Executive Vice President and	2017	400,125	—	—	—	30,990	431,115
Chief Financial Officer; Treasurer	2016	375,000	—	651,388	—	30,531	1,056,919

Thomas M. Van Buren (5)	2018	46,385	—	—	—	292,953	339,338
Former Executive Vice President,	2017	335,000	—	—	—	372,684	707,684
Ferrell North America and	2016	335,000	—	277,095	—	334,005	946,100
Midstream Operations

Randy V. Schott (6)	2018	251,857	—	—	—	108,411	360,268
Former Senior Vice President	2017	375,000	—	—	—	28,022	403,022
of Retail Operations

(1)
See Note B – Summary of significant accounting policies (16) Stock-based plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 718 Compensation - Stock Compensation.

(2)	This amount relates to a sign-on bonus payment.

(3)	Mr. Ferrell elected not to receive a salary given his status as interim Chief Executive Officer and position as Chairman of the Board of Directors.

(4)	On January 31, 2018, Mr. Heitmann retired as Executive Vice President and Chief Financial Officer, Treasurer.

(5)	On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.

(6)	On March 8, 2018, Mr. Schott resigned as Senior Vice President of Retail Operations of Ferrellgas, Inc.

All Other Compensation consisted of the following:

		ESOP Allocations	401(k) Plan Match	SSP Match	Other		Total All Other Compensation
Name	Year	($)	($)	($)	($)		($)
James E. Ferrell	2018	—	—	—	—		—
	2017	—	—	—	—		—

Doran N. Schwartz	2018	—	9,164	—	—		9,164

Trenton D. Hampton	2018	9,787	9,274	1,010	—		20,071

Alan C. Heitmann (12)	2018	9,787	4,383	—	31,941	(7)	46,111
	2017	20,052	7,350	3,588	—		30,990
	2016	18,553	1,969	10,009	—		30,531

Thomas M. Van Buren (13)	2018	4,967	(773)	—	288,759	(8)	292,953
	2017	20,052	6,700	5,392	340,540	(9)	372,684
	2016	18,553	5,707	6,820	302,925	(10)	334,005

Randy V. Schott (14)	2018	9,787	6,186	—	92,438	(11)	108,411
	2017	20,052	4,510	3,460	—		28,022

(7)	This amount includes $30,779 of accrued vacation benefits.

(8)	This amount includes $288,615 of severance payments.

(9)	This amount includes $338,865 of relocation costs and $1,675 for payment of personal financial, tax or legal advice.

(10)	This amount primarily includes $296,250 for relocation costs and $3,653 for payment of personal financial, tax or legal advice.

(11)	This amount includes $92,308 of payment of advisory services.

(12)	On January 31, 2018, Mr. Heitmann retired as Executive Vice President and Chief Financial Officer, Treasurer.

(13)	On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.

(14)	On March 8, 2018, Mr. Schott resigned as Senior Vice President of Retail Operations of Ferrellgas, Inc.

Grants of Plan-Based Awards

The following table lists information on our general partner's grants of plan based awards to NEOs during the fiscal year ended July 31, 2018:

			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Award
Name		Grant Date	(#)	($/Share)	($)
James E. Ferrell	(1)	7/16/2018	175,000	10.75	124,250

Trenton D. Hampton	(1)	7/16/2018	150,000	10.75	106,500

Doran N. Schwartz	(1)	7/16/2018	150,000	10.75	106,500

(1)	Grant vests ratably over five years and expires in ten years.

Outstanding Equity Awards at Fiscal Year End

The following table lists information concerning our NEOs' outstanding equity awards under the Ferrell Companies Incentive Compensation Plan as of July 31, 2018.

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option
Name	(#) Exercisable	(#) Unexercisable		($)	Expiration Date
James E. Ferrell	26,300	—		21.92	10/31/2022
	22,500	—		21.92	1/31/2023
	54,280	54,280	(1)	24.65	10/31/2023
	—	250,000	(2)	10.75	7/16/2028

Doran N. Schwartz	—	150,000	(2)	10.75	7/16/2028

Trenton D. Hampton	—	150,000	(2)	10.75	7/16/2028
	60,000	40,000	(3)	31.65	10/31/2024
	20,820	13,880	(3)	31.65	1/31/2025
	10,000	—		31.15	7/31/2025

(1)	These options will fully vest on 10/31/2018.

(2)	These options will fully vest on 10/31/2023.

(3)	These options will fully vest on 10/31/2019.

Option Exercises

During fiscal 2018, there were no NEO equity awards exercised.

Nonqualified Deferred Compensation

The following table lists information concerning our NEOs' nonqualified SSP account activity during the fiscal year ended July 31, 2018:

	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (2)
Name	($)	($)	($)	($)	($)
Doran N. Schwartz	—	—	—	—	—
Trenton D. Hampton	8,615	1,010	24,163	—	309,017
Alan C. Heitmann (3)	27,701	—	67,038	(713,813)	—
Thomas M. Van Buren (4)	2,062	—	10,429	(159,570)	—
Randy V. Schott (5)	—	—	27,653	—	214,322

(1)	Amounts are included in the Summary Compensation Table above.

(2)	The portion of this amount representing registrant contributions made in years prior was previously reported as compensation to the NEO in the Summary Compensation Table for previous years.

(3)	On January 31, 2018, Mr. Heitmann retired as Executive Vice President and Chief Financial Officer, Treasurer.

(4)	On September 12, 2017, Mr. Van Buren resigned as Executive Vice President, Ferrell North America and Midstream Operations.

(5)	On March 8, 2018, Mr. Schott resigned as Senior Vice President of Retail Operations of Ferrellgas, Inc.

CEO Pay Ratio

We determined our median employee based on total compensation as of July 31, 2018. The annual total compensation of our median employee for the fiscal year was $45,383 (the "Median Compensation"). The Median Compensation includes annualized wages, overtime, bonus, commission, retirement benefits, and equity compensation.  Base pay was annualized in the case of full-time employees that were hired during the fiscal year. Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 2.74.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner (the "Board") should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2018 was $70,000 per year. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member.

Our Chief Executive Officer formulates preliminary annual director fee and SAR awards recommendations for each Board member. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, Trenton D. Hampton utilizes publicly available board of director compensation data within our industry to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package.

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

The following table sets forth the compensation for the last completed fiscal year of our Board.

		Fees Paid in Cash	Option Awards	All Other Compensation	Total
Name		($)	($)	($)	($)
James E. Ferrell	(1)	200,000	53,250	—	253,250
James K. Schwartz	(2)	—	35,500	—	35,500
A. Andrew Levison	(3)	70,000	35,500	—	105,500
John R. Lowden	(3)	81,250	35,500	—	116,750
Michael F. Morrissey	(4)	87,500	35,500	—	123,000
Pamela A. Breuckmann	(5)	70,000	35,500	—	105,500
Stephen M. Clifford	(6)	81,250	35,500	—	116,750
David L. Starling	(7)	35,000	—	—	35,000

(1)	At July 31, 2018, this director had 407,360 SAR awards outstanding.

(2)	At July 31, 2018, this director had 50,000 SAR awards outstanding.

(3)	At July 31, 2018, this director had 140,000 SAR awards outstanding.

(4)	At July 31, 2018, this director had 159,000 SAR awards outstanding.

(5)	At July 31, 2018, this director had 83,000 SAR awards outstanding.

(6)	At July 31, 2018, this director had 100,000 SAR awards outstanding.

(7)	In November 2017, David L. Starling resigned from the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of September 27, 2018, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;

•	persons that are directors, nominees or named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

Title of class	Name and address of beneficial owner	Units beneficially owned	Percentage of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	22,776,251	23.4

	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS 66210	4,763,475	4.9
	Doran N. Schwartz	24,000	*
	Trenton D. Hampton	13,107	*
	Alan C. Heitmann	15,960	*
	Thomas M. Van Buren	—	*
	Randy V. Schott	5,800	*
	A. Andrew Levison	21,800	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	6,000	*
	Stephen M. Clifford	17,000	*
	Pamela A. Breuckmann	35,062	*
	James K. Schwartz	—	*

	All Current Directors and Executive Officers as a Group	4,885,444	5.0
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

The common units owned by the Employee Stock Ownership Trust at September 27, 2018 includes 22,529,361 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $271.7 million for fiscal 2018, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2018	Distributions paid during the year ended July 31, 2018 (in thousands)
Ferrell Companies (1)	22,529,361	$9,012
James E. Ferrell (2)	4,763,475	1,904
FCI Trading Corp. (3)	195,686	80
Ferrell Propane, Inc. (4)	51,204	20

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)
James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner. JEF Capital Management owns 4,758,859 of these common units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

(3)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(4)	Ferrell Propane, Inc. is wholly-owned by our general partner.

During fiscal 2018, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.1 million.

On September 14, 2018, the operating partnership paid distributions to Ferrellgas Partners and the general partner of $9.9 million and $0.1 million, respectively.

On September 14, 2018, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $2.3 million, $20 thousand, $5 thousand, $0.5 million, and $0.1 million, respectively.

Certain Business Relationships

None.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Messrs. Levison, Lowden, Schwartz, Morrissey and Clifford, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules. The Board previously affirmatively determined that Mr. Starling, a former director, was “independent” as described by the NYSE’s corporate governance rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2018 and July 31, 2017 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2018	2017
Audit fees (1)	$1,373	$1,422
Audit-related fees (2)	27	20
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,400	$1,442

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

(3)	Tax fees, which there were none in fiscal 2018 and fiscal 2017, represent fees for professional tax services provided by Grant Thornton.

(4)
All other fees, which there were none in fiscal 2018 and fiscal 2017, represent the aggregate fees billed for products and services provided by Grant Thornton, other than Audit fees, Audit-related fees and Tax fees.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2018 and 2017, respectively, prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Exhibits.
See "Index to Exhibits" set forth on page E-1.
2.	Financial Statements.
See "Index to Financial Statements" set forth on page F-1.
3.	Financial Statement Schedules.
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

	3.7	Fifth Amended and Restated Agreement of Limited Partnership Agreement of Ferrellgas Partners, L.P.
3.8
Certificate of Incorporation of Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

	3.9	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.
	3.10	Certificate of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K filed September 29, 2015.
3.11
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

10.7
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

10.8
Financing Agreement, dated as of May 4, 2018, among Ferrellgas, L.P., Ferrellgas, Inc., as the general partner of Ferrellgas, L.P., certain subsidiaries of Ferrellgas, L.P., as guarantors, the lenders party thereto, TPG Specialty Lending, Inc. as administrative agent, collateral agent and lead arranger, and PNC Bank, National Association, as syndication agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 7, 2018.

10.9
Amended and Restated Receivable Sale Agreement dated as of January 19, 2012, between Ferrellgas, L.P. and Blue Rhino Global Sourcing, Inc., as originators, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2012; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

10.10
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

10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
Amendment No. 7 to Receivables Purchase Agreement, dated as of May 14, 2018, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers party thereto, Fifth Third Bank and PNC Bank, National Association, as co-agents, and Wells Fargo Bank, N.A. as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 7, 2018.

#	10.17
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

#	10.19
Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

#	10.20
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

	10.21
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

#	10.22
Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed March 9, 2012; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

	10.23
Membership interest purchase agreement dated May 1, 2014, among Ferrellgas, L.P. and the former members of Sable Environmental LLC and Sable SWD 2 LLC. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 1, 2014.

#	10.24	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed September 29, 2015.
#	10.25
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

#	10.28
Employment agreement dated as of May 28, 2015 by and between Ferrellgas, Inc. as the company and Thomas M. Van Buren as the executive. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed September 29, 2015.

+	10.29
Transportation Logistics Agreement, dated June 24, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed September 29, 2015.

	10.30
Termination, Settlement and Release Agreement dated September 1, 2016, by and between Jamex, LLC, Jamex Marketing, LLC, Jamex Unitholder, LLC, and, together with Jamex and Jamex Parent, and James Ballengee, on the one hand, and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 2, 2016.

	10.31
Common Unit Repurchase Agreement, dated as of November 13, 2015, by and between Jamex Marketing, LLC and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 13, 2015.

	10.32
Secured Promissory Note dated September 1, 2016 between Jamex Marketing, LLC and Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 2, 2016.

	10.33
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

	10.36
Guaranty Agreement (Working Capital Note) dated September 1, 2016 by the Guarantors party thereto in favor of Ferrellgas, L.P. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed September 2, 2016.

	10.37
Security Agreement dated September 1, 2016 by the Grantors party thereto in favor of Ferrellgas, L.P. as collateral agent for itself and for the benefit of Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed September 2, 2016.

#	10.38	Thomas M. Van Buren Agreement and Release. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2017.
	10.39
Purchase Agreement dated January 24, 2017 by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas, Inc. and the initial purchasers named therein. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 30, 2017.

	10.40
Settlement Agreement and Release dated September 25, 2017 by and between Julio E. Rios, II, and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.42 to our Annual Report filed on September 28, 2017.

	10.41
Settlement Agreement and Release dated September 25, 2017 by and between Jeremy Gamboa, and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.43 to our Annual Report filed on September 28, 2017.

#	10.42	Doran N. Schwartz offer letter dated as of September 8, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2017.
#	10.43
Voluntary Retirement and Release dated March 8, 2018 by and between Randy V. Schott and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q filed March 8, 2018.

*	21.1	List of subsidiaries
*	23.1
Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2018.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	September 27, 2018	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President; Chairman of the Board of Directors	9/27/2018
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/27/2018
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/27/2018
Stephen M. Clifford

/s/ A. Andrew Levison	Director	9/27/2018
A. Andrew Levison

/s/ John R. Lowden	Director	9/27/2018
John R. Lowden

/s/ Michael F. Morrissey	Director	9/27/2018
Michael F. Morrissey

/s/ James K. Schwartz	Director	9/27/2018
James K. Schwartz

/s/ Doran N. Schwartz	Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/27/2018
Doran N. Schwartz

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date:	September 27, 2018	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President (Principal Executive Officer); Chairman of the Board of Directors	9/27/2018
James E. Ferrell

/s/ Doran N. Schwartz	Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/27/2018
Doran N. Schwartz

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	September 27, 2018	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President; Chairman of the Board of Directors	9/27/2018
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/27/2018
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/27/2018
Stephen M. Clifford

/s/ A. Andrew Levison	Director	9/27/2018
A. Andrew Levison

/s/ John R. Lowden	Director	9/27/2018
John R. Lowden

/s/ Michael F. Morrissey	Director	9/27/2018
Michael F. Morrissey

/s/ James K. Schwartz	Director	9/27/2018
James K. Schwartz

/s/ Doran N. Schwartz	Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/27/2018
Doran N. Schwartz

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date:	September 27, 2018	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President; Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President (Principal Executive Officer); Chairman of the Board of Directors	9/27/2018
James E. Ferrell

/s/ Doran N. Schwartz	Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/27/2018
Doran N. Schwartz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Ferrellgas Partners, L.P.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of July 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit) and cash flows for each of the three years in the period ended July 31, 2018 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 27, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2013.

Kansas City, Missouri
September 27, 2018

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
	July 31,
ASSETS	2018	2017
Current assets:
Cash and cash equivalents	$119,311	$5,760
Accounts and notes receivable (including $120,079 and $109,407 of accounts receivable pledged as collateral at 2018 and 2017, respectively, and net of allowance for doubtful accounts of $2,455 and $1,976 at 2018 and 2017, respectively)	126,054	165,084
Inventories	83,694	92,552
Prepaid expenses and other current assets	34,862	33,388
Total current assets	363,921	296,784

Property, plant and equipment, net	557,723	731,923
Goodwill	246,098	256,103
Intangible assets, net	120,951	251,102
Other assets, net	74,588	74,057
Total assets	$1,363,281	$1,609,969

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$46,820	$85,561
Short-term borrowings	32,800	59,781
Collateralized note payable	58,000	69,000
Other current liabilities	142,025	126,224
Total current liabilities	279,645	340,566

Long-term debt	2,078,637	1,995,795
Other liabilities	39,476	31,118
Contingencies and commitments (Note N)	—	—

Partners' deficit:
Common unitholders (97,152,665 units outstanding at 2018 and 2017)	(978,503)	(701,188)
General partner unitholder (989,926 units outstanding at 2018 and 2017)	(69,792)	(66,991)
Accumulated other comprehensive income	20,510	14,601
Total Ferrellgas Partners, L.P. partners' deficit	(1,027,785)	(753,578)
Noncontrolling interest	(6,692)	(3,932)
Total partners' deficit	(1,034,477)	(757,510)
Total liabilities and partners' deficit	$1,363,281	$1,609,969
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	For the year ended July 31,
	2018	2017	2016
Revenues:
Propane and other gas liquids sales	$1,642,976	$1,318,412	$1,202,368
Midstream operations	282,319	466,703	625,238
Other	147,847	145,162	211,761
Total revenues	2,073,142	1,930,277	2,039,367

Costs and expenses:
Cost of sales - propane and other gas liquids sales	973,414	694,155	564,433
Cost of sales - midstream operations	255,559	429,439	471,234
Cost of sales - other	68,654	67,267	126,237
Operating expense	471,748	432,412	459,178
Depreciation and amortization expense	101,795	103,351	150,513
General and administrative expense	54,401	49,617	56,635
Equipment lease expense	28,272	29,124	28,833
Non-cash employee stock ownership plan compensation charge	13,859	15,088	27,595
Asset impairments	10,005	—	658,118
Loss on asset sales and disposals	187,399	14,457	30,835

Operating income (loss)	(91,964)	95,367	(534,244)

Interest expense	(168,467)	(152,485)	(137,937)
Other income, net	928	1,474	110

Loss before income taxes	(259,503)	(55,644)	(672,071)

Income tax benefit	(2,678)	(1,143)	(36)

Net loss	(256,825)	(54,501)	(672,035)

Net loss attributable to noncontrolling interest	(2,244)	(294)	(6,620)

Net loss attributable to Ferrellgas Partners, L.P.	(254,581)	(54,207)	(665,415)

Less: General partner's interest in net loss	(2,546)	(542)	(6,654)

Common unitholders' interest in net loss	$(252,035)	$(53,665)	$(658,761)

Basic and diluted net loss per common unitholders' interest	$(2.59)	$(0.55)	$(6.68)

Cash distributions declared per common unit	$0.40	$0.40	$2.05
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	For the year ended July 31,
	2018	2017	2016

Net loss	$(256,825)	$(54,501)	$(672,035)
Other comprehensive income
Change in value on risk management derivatives	30,231	22,525	1,789
Reclassification of (gains) losses on derivatives to earnings	(24,319)	1,938	27,302
Foreign currency translation adjustment	—	320	—
Pension liability adjustment	57	541	(333)
Other comprehensive income	5,969	25,324	28,758
Comprehensive loss	(250,856)	(29,177)	(643,277)
Less: comprehensive loss attributable to noncontrolling interest	(2,184)	(39)	(6,328)
Comprehensive loss attributable to Ferrellgas Partners, LP	$(248,672)	$(29,138)	$(636,949)
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)

	Number of units
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder	Accumulated other comprehensive income (loss)	Total Ferrellgas Partner, L.P. partners' capital (deficit)	Non-controlling interest	Total partners' capital (deficit)
Balance at July 31, 2015	100,376.8	1,014.0	$299,730	$(57,042)	$(38,934)	$203,754	$3,955	$207,709

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	36,181	365	—	36,546	373	36,919
Distributions	—	—	(202,118)	(2,042)	—	(204,160)	(2,723)	(206,883)
Common unit repurchases	(2,385.7)	(24.2)	(45,968)	(464)	—	(46,432)	—	(46,432)
Exercise of common unit options	11.6	0.1	182	2	—	184	—	184
Net loss	—	—	(658,761)	(6,654)	—	(665,415)	(6,620)	(672,035)
Other comprehensive income	—	—	—	—	28,466	28,466	292	28,758

Balance at July 31, 2016	98,002.7	989.9	(570,754)	(65,835)	(10,468)	(647,057)	(4,723)	(651,780)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	18,018	183	—	18,201	185	18,386
Other contributions	—	—	—	—	—	—	1,695	1,695
Distributions	—	—	(78,936)	(797)	—	(79,733)	(1,050)	(80,783)
Common unit repurchases	(850.0)	—	(15,851)	—	—	(15,851)	—	(15,851)
Net loss	—	—	(53,665)	(542)	—	(54,207)	(294)	(54,501)
Other comprehensive income	—	—	—	—	25,069	25,069	255	25,324

Balance at July 31, 2017	97,152.7	989.9	(701,188)	(66,991)	14,601	(753,578)	(3,932)	(757,510)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	13,582	137	—	13,719	140	13,859
Distributions	—	—	(38,862)	(392)	—	(39,254)	(716)	(39,970)
Net loss	—	—	(252,035)	(2,546)	—	(254,581)	(2,244)	(256,825)
Other comprehensive income	—	—	—	—	5,909	5,909	60	5,969

Balance at July 31, 2018	97,152.7	989.9	$(978,503)	$(69,792)	$20,510	$(1,027,785)	$(6,692)	$(1,034,477)
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(256,825)	$(54,501)	$(672,035)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	101,795	103,351	150,513
Non-cash employee stock ownership plan compensation charge	13,859	15,088	27,595
Non-cash stock and unit-based compensation charge	—	3,298	9,324
Asset impairments	10,005	—	658,118
Loss on asset sales and disposals	187,399	14,457	30,835
Unrealized gain on derivative instruments	(91)	(2,895)	—
Change in fair value of contingent consideration	—	—	(100)
Provision for doubtful accounts	1,778	7	1,703
Deferred tax expense (benefit)	(3,818)	11	(504)
Exit costs associated with contracts - Midstream dispositions	11,804	—	—
Other	9,997	7,933	4,967
Changes in operating assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts and notes receivable, net of securitization	18,629	(5,394)	6,812
Inventories	(1,231)	(1,958)	5,788
Prepaid expenses and other current assets	(3,013)	12,041	17,961
Accounts payable	(24,189)	17,469	(14,924)
Accrued interest expense	3,551	2,048	(658)
Other current liabilities	7,248	12,975	(40,252)
Other assets and liabilities	(2,750)	3,358	9,184
Net cash provided by operating activities	74,148	127,288	194,327

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(18,141)	(3,539)	(15,144)
Capital expenditures	(84,919)	(50,472)	(117,518)
Proceeds from sale of assets, dispositions and other	152,587	8,510	17,089
Other	—	(37)	(286)
Net cash provided by (used in) investing activities	49,527	(45,538)	(115,859)

Cash flows from financing activities:
Distributions	(39,254)	(79,733)	(204,160)
Proceeds from issuance of long-term debt	323,680	230,864	168,117
Payments on long-term debt	(212,920)	(174,292)	(14,959)
Net additions to (reductions in) short-term borrowings	(51,379)	(41,510)	25,972
Net additions to (reductions in) collateralized short-term borrowings	(11,000)	5,000	(6,000)
Cash paid for financing costs	(18,535)	(6,078)	(1,214)
Noncontrolling interest activity	(716)	645	(2,693)
Repurchase of common units (including fees of $34 for the year ended July 31, 2016)	—	(15,851)	(46,432)
Proceeds from exercise of common unit options	—	—	182
Cash contribution from general partner in connection with common unit issuances	—	—	32
Net cash used in financing activities	(10,124)	(80,955)	(81,155)

Increase (decrease) in cash and cash equivalents	113,551	795	(2,687)
Cash and cash equivalents - beginning of year	5,760	4,965	7,652
Cash and cash equivalents - end of year	$119,311	$5,760	$4,965
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of July 31, 2018, Ferrell Companies Inc. beneficially owns 22.8 million of Ferrellgas Partners’ outstanding common units and also owns 100% of Ferrellgas, Inc. Ferrellgas, Inc. (the "general partner") retains a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Ferrellgas is primarily engaged in the retail distribution of propane and related equipment sales. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

(5)    Inventories: Inventories are stated at the lower of cost or net realizable value using weighted average cost and actual cost methods.

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

(7)    Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has two reporting units for goodwill impairment testing purposes. As of July 31, 2018, one of these reporting units contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit's recorded amount of goodwill. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2018 and recorded an impairment charge of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment.

During the quarter ended January 31, 2017, Ferrellgas adopted ASU 2017-04, which as discussed below eliminated step 2 from the goodwill impairment test. As discussed in Note C – Asset impairments, during 2016 Ferrellgas recorded impairments under the old model prior to adoption of ASU 2017-04.

(8)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets and non-compete agreements permits, favorable lease arrangements and patented technology are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Ferrellgas tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas management's plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

(9)    Derivative instruments and hedging activities:

Commodity and Transportation Fuel Price Risk.

Ferrellgas’ overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane, gasoline and diesel prices.

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

Financial instruments not formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities”, or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in "Operating expense" on the consolidated statements of operations.

Interest Rate Risk.

Fluctuations in interest rates subject Ferrellgas to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas’ fixed rate debt, while increases in interest rates subject Ferrellgas to the risk of increased interest expense related to its variable rate borrowings.

Ferrellgas may enter into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps may be used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is adjusted to offset the change in the fair value of interest rate derivatives that are fair value hedges, which are classified as “Prepaid expenses and other current assets”, “Other assets, net”, Other current liabilities” or as

“Other liabilities” on the consolidated balance sheets. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statements of operations.

Ferrellgas may enter into cash flow hedges to help reduce its variable interest rate risk. Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” with an offsetting entry to “Other comprehensive income” at interim periods and are subsequently recognized as interest expense in the consolidated statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statement of operations as they occur.

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

Prior to the dispositions in 2018 which constituted Ferrellgas' Midstream operations segment, revenues included crude oil sales, pipeline tariffs, trucking fees, rail throughput fees, pipeline management services, leasing, throughput, storage and salt water disposal. These revenues were recognized upon completion of the related service or delivery of product.

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

(12)    Cost of sales: “Cost of sales – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas’ portable propane tanks. "Cost of sales - midstream operations" included all costs incurred to purchase and transport crude oil, including the costs of terminaling and transporting crude oil prior to delivery to customers and the costs of salt water disposal. “Cost of sales – other” primarily includes costs related to the sale of propane appliances and equipment.

(13)   Operating expense: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses.

(14)    General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives and employees, as well as other overhead expenses related to centralized corporate functions.

(15)  Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)

The ICPs are not Ferrellgas stock-compensation plans; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2018, 2017 and 2016, the portion of the total non-cash compensation charge relating to the ICPs was $0.0 million, $3.3 million and $9.3 million, respectively.

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

Income tax benefit consisted of the following:

	For the year ended July 31,
	2018	2017	2016
Current expense (benefit)	$1,140	$(1,154)	$468
Deferred expense (benefit)	(3,818)	11	(504)
Income tax benefit	$(2,678)	$(1,143)	$(36)

Deferred taxes consisted of the following:

	July 31,
	2018	2017
Deferred tax assets (included in Other assets, net in 2018 and Prepaid expenses and other current assets in 2017)	$715	$1,068
Deferred tax liabilities (included in Other liabilities)	(16)	(4,186)
Net deferred tax asset (liability)	$699	$(3,118)

(17)    Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(18)    Net loss per common unitholders’ interest:  Net loss per common unitholders’ interest is computed by dividing “Net loss attributable to Ferrellgas Partners, L.P.,” after deducting the general partner's 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note P – Net loss per common unitholders’ interest – for further discussion about these calculations.

(19) Loss contingencies: In the normal course of business, Ferrellgas is involved in various claims and legal proceedings. Ferrellgas records a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with loss contingencies are expensed as incurred.

(20)   New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board, ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas has completed its assessment of its contracts with customers and impacts to revenue recognition under the new guidance. When Ferrellgas adopts the new guidance, which will be August 1, 2018, the impact will not be material to its consolidated financial statements. Ferrellgas will utilize the modified retrospective transition method, which recognizes the cumulative effect upon adoption, when it adopts the new standard.

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

FASB Accounting Standard Update No. 2017-12
In August 2017, the FASB issued ASU 2017-12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas, L.P. is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

C.    Asset impairments

First Quarter ended October 31, 2015

Goodwill impairment

During the three months ended October 31, 2015, Ferrellgas determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions reporting. As a result of the ensuing goodwill impairment test, Ferrellgas determined that goodwill was completely impaired and wrote off the entire $29.3 million of goodwill related to this reporting unit.
Ferrellgas estimated the fair value of the reporting unit using a discounted cash flow model. Then, Ferrellgas estimated an implied fair value of goodwill by assigning the estimated fair value of the reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.

Fourth Quarter ended July 31, 2016

During the year ended July 31, 2016, approximately 60% of Bridger's gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. As a result of numerous developments with Jamex and this customer during the second half of fiscal 2016, as of July 31, 2016, we did not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operated significantly impacted our trucking operations during the three months ended July 31, 2016, a trend Ferrellgas anticipated would continue into fiscal 2017 and beyond. This expected decline in future cash flows from operations constituted a triggering event in the fourth fiscal quarter of 2016 for its Midstream operations - crude oil logistics reporting unit, requiring impairment testing of indefinite-lived intangible assets, long-lived tangible and intangible assets within certain asset groups, and goodwill.

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

Second Quarter ended January 31, 2018

During the quarter ended January 31, 2018, Ferrellgas recorded a goodwill impairment charge of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment.

D.    Acquisitions, dispositions and other significant transactions

Acquisitions

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

Propane operations and related equipment sales

During fiscal 2018, Ferrellgas acquired propane distribution assets with an aggregate value of $20.6 million in the following transactions:

•	Lindsey Propane LLC, based in Tennessee, acquired August 2017;

•	Sevier County Propane, based in Tennessee, acquired August 2017;

•	Service Plus Propane, Inc., based in Virginia, acquired September 2017;

•	Tapper Propane, Inc., based in Michigan, acquired November 2017; and

•	Diamond Propane LLC, based in New York, acquired June 2018.

During fiscal 2017, Ferrellgas acquired propane distribution assets of Valley Center Propane, based in California, with an aggregate value of $4.4 million.

During fiscal 2016, Ferrellgas acquired propane distribution assets with an aggregate value of $6.6 million in the following transactions:

•	Gasco Energy Supply, LLC, based in Missouri, acquired December 2015;

•	Warren Energy Supply, Inc. based in Utah, acquired February 2016; and

•	Selphs Propane, Inc., based in Colorado, acquired June 2016.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2018	2017	2016
Cash payments, net of cash acquired	$18,141	$3,539	$4,476
Issuance of liabilities and other costs and considerations	2,426	856	2,126
Aggregate fair value of transactions	$20,567	$4,395	$6,602

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2018	2017	2016
Working capital	$758	$139	$(249)
Customer tanks, buildings, land and other	10,022	1,220	3,625
Customer lists	7,758	2,648	2,962
Non-compete agreements	2,029	388	264
Aggregate fair value of net assets acquired	$20,567	$4,395	$6,602

The estimated fair values and useful lives of assets acquired during fiscal 2018 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2017 and 2016 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

Midstream operations

During fiscal 2016, Ferrellgas acquired the crude oil logistics assets of South C&C Trucking, LLC, based in Texas, with an aggregate value of $10.7 million. The aggregate fair values for this acquisition were allocated as follows: $(0.6) million of working capital, $9.2 million of plant, property, and equipment, $0.7 million of intangibles, and $1.4 million of goodwill.

The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed in connection with the Bridger acquisition completed in fiscal 2015:

June 24, 2016
Working capital	$(8,315)
Transportation equipment	293,491
Injection stations and pipelines	41,632
Goodwill	189,196
Customer relationships	277,224
Non-compete agreements	10,000
Trade names & trademarks	9,400
Office equipment	7,449
Other	2,375
Aggregate fair value of net assets acquired	$822,452

Dispositions

Propane operations and related equipment sales

During July 2018, Ferrellgas completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment for approximately $26.6 million in cash. For the year ended July 31, 2018, "Loss on asset sales and disposals" includes a loss of $15.2 million related to this sale. The assets sold consist primarily of working capital and equipment.

Midstream operations

During July 2018, Ferrellgas completed the sale of a subsidiary and a group of assets within the Midstream operations segment for approximately $57.0 million in cash. The subsidiary sold was Bridger Environmental LLC, which encompasses all saltwater disposal activities previously operated by Ferrellgas. The group of assets sold includes all assets, excluding working capital, associated with the crude oil trucking operations previously operated by Ferrellgas. Additionally, the sale included two crude oil injection terminals. In separate transactions, the remaining assets of the Bridger Terminal business were sold to various parties.  The largest of these assets, the Swan Ranch Terminal, was sold for $8.0 million in cash. For the year ended July 31, 2018, "Loss on asset sales and disposals" includes a loss of $120.2 million related to these sales.

Additionally, during fiscal 2018, Ferrellgas sold all 1,292 rail cars utilized in the Midstream operations segment for approximately $51.3 million in cash. For the year ended July 31, 2018, "Loss on asset sales and disposals" includes a loss of $36.8 million related to the sale of these rail cars. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas' previous secured credit facility. During fiscal 2018, Ferrellgas completed the sale of Bridger Energy, LLC, included in the Midstream operations segment, in exchange for an $8.5 million secured promissory note due in May 2020. For the year ended July 31, 2018, "Loss on asset sales and disposals" includes a loss of $4.0 million related to this sale.

The combined results from operations of these various Midstream dispositions in our Consolidated Statements of Operations includes losses before income taxes for the years ended July 31, 2018, 2017 and 2016 of $(55.4) million, $(62.2) million and $(685.1) million, respectively. The combined losses before income taxes attributable to Ferrellgas Partners, L.P. for the years ended July 31, 2018, 2017 and 2016 was $(54.8) million, $(61.6) million and $(678.2) million, respectively.

During fiscal 2016, Ferrellgas sold 134 trucks utilized in the Midstream operations segment.

"Loss on asset sales and disposals" consists of:

	For the year ended July 31,
	2018	2017	2016
Loss on sale of:
Propane-related accessories reporting unit	$15,194	$—	$—
Midstream trucking, water disposal & terminal assets	120,240	—	—
Midstream railcars	36,762	—	—
Bridger Energy	4,002	—	—
Midstream trucks	—	—	13,810
Other	11,201	14,457	17,025
Loss on asset sales and disposals	$187,399	$14,457	$30,835

Other significant transactions

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

On September 1, 2016, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas purchasing certain Ferrellgas common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas did not anticipate any further material contributions to revenue or EBITDA from Jamex or Bridger's former largest customer.

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

(2)
Mr. Ballengee and Bacchus Capital Trading, LLC ("Bacchus"), an entity controlled by Mr. Ballengee, executed and delivered a joint guarantee of the Jamex Secured Promissory Note obligations up to a maximum aggregate amount of $20.0 million;

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

On June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the "Omnibus Agreement") that, among other things, terminated and cancelled the Jamex Secured Promissory Note, the joint guarantee, and the Jamex Revolving Promissory Note. In connection with the termination and cancellation of such agreements, (1) Mr. Ballengee and Jamex paid Ferrellgas $16.3 million towards the remaining balance due under the Jamex Secured Promissory Note and Mr. Ballengee executed a new promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the "Revised Jamex Promissory Note"), (2) Bacchus executed a guaranty agreement to guarantee Mr. Ballengee’s obligations under the Revised Jamex Promissory Note, (3) Ferrellgas agreed to dismiss without prejudice certain indemnification claims against Jamex and any affiliates of Jamex related to the Eddystone litigation and to toll the statute of limitations with respect thereto, and to dismiss with prejudice the tortious interference claim asserted by Ferrellgas against Mr. Ballengee related to the Eddystone litigation, and (4) Mr. Ballengee agreed to dismiss with prejudice, or cause to be dismissed, all counterclaims by him or his affiliates, as the case may be, with respect to such actions.

E.    Quarterly distribution of available cash

To the extent it is not precluded from doing so by a debt covenant or other restriction, Ferrellgas Partners makes quarterly cash distributions of all of its "available cash.” Available cash is defined in the partnership agreement of Ferrellgas Partners as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas Partners’ business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April and July to holders of record on the applicable record date.

Distributions by Ferrellgas Partners in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made to the common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved.

F.    Supplemental financial statement information

Inventories consist of the following:

	2018	2017
Propane gas and related products	$71,180	$67,049
Appliances, parts and supplies, and other	12,514	25,503
Inventories	$83,694	$92,552

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2018, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 44.1 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2018	2017
Land	Indefinite	$33,719	$35,824
Land improvements	2-20	13,361	14,342
Buildings and improvements	20	71,612	73,333
Vehicles, including transport trailers	8-20	85,893	121,233
Bulk equipment and district facilities	5-30	103,627	104,291
Tanks, cylinders and customer equipment	2-30	769,165	755,867
Salt water disposal wells and related equipment	2-30	—	52,495
Rail cars	30	—	91,787
Injection stations	20	—	13,130
Pipeline	15	—	1,663
Computer and office equipment	2-5	109,346	118,518
Construction in progress	n/a	14,394	10,974
		1,201,117	1,393,457
Less: accumulated depreciation		643,394	661,534
Property, plant and equipment, net		$557,723	$731,923

Depreciation expense totaled $67.1 million, $68.1 million and $85.8 million for fiscal 2018, 2017 and 2016, respectively.

The decline in property, plant and equipment, net from fiscal 2017 to 2018 is primarily due to the dispositions that were completed during fiscal 2018. See Note D – Acquisitions, dispositions and other significant transactions for more information on the dispositions.

Other assets, net consist of the following:

	2018	2017
Notes receivable, less current portion	$27,491	$32,500
Other	47,097	41,557
Other assets, net	$74,588	$74,057

Other current liabilities consist of the following:

	2018	2017
Accrued interest	$22,222	$18,671
Customer deposits and advances	22,829	25,541
Accrued payroll	16,060	19,704
Accrued insurance	15,100	13,615
Other	65,814	48,693
Other current liabilities	$142,025	$126,224

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2018	2017	2016
Operating expense	$195,646	$175,164	$167,980
Depreciation and amortization expense	4,947	3,909	4,282
Equipment lease expense	25,765	26,299	25,967
	$226,358	$205,372	$198,229

For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2018	2017	2016
CASH PAID (REFUNDED) FOR:
Interest	$159,271	$143,441	$133,629
Income taxes	$(291)	$310	$777
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities incurred in connection with acquisitions	$1,993	$139	$2,126
Change in accruals for property, plant and equipment additions	$264	$164	$(1,122)

G.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2018	2017
Accounts receivable pledged as collateral	$120,079	$109,407
Accounts receivable	8,272	47,346
Note receivable, current portion	132	10,000
Other	26	307
Less: Allowance for doubtful accounts	(2,455)	(1,976)
Accounts and notes receivable, net	$126,054	$165,084

On May 14, 2018, Ferrellgas entered into a seventh amendment to its accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and PNC Bank, N.A. The amendment extends the maturity date to May 2021 and increases the size of the facility from a maximum borrowing capacity of $225.0 million to $250.0 million at a discount rate of LIBOR plus 200 basis points. The amended accounts receivable securitization facility also includes provisions for the issuance of letters of credit with a $50.0 million sublimit. The facility continues to contain provisions where maximum purchase levels are reduced during periods of the year when working capital requirements are lower to efficiently reduce unused capacity fees. Prior to the amendment entered into in May 2018, Ferrellgas entered into two amendments in fiscal 2017 that modified covenant requirements.

At July 31, 2018, $120.1 million of trade accounts receivable were pledged as collateral against $58.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2017, $109.4 million of trade accounts receivable were pledged as collateral against $69.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of July 31, 2018, Ferrellgas had received cash proceeds of $58.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2017, Ferrellgas had received cash proceeds of $69.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.2% and 4.0% as of July 31, 2018 and 2017, respectively.

H.   Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2018			July 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$246,098	$—	$246,098	$256,103	$—	$256,103

Intangible assets, net
Amortized intangible assets
Customer related	$441,393	$(376,605)	$64,788	$556,678	$(397,891)	$158,787
Non-compete agreements	24,653	(19,511)	5,142	39,875	(27,887)	11,988
Permits and favorable lease arrangements	—	—	—	17,225	(3,506)	13,719
Other	3,513	(3,513)	—	9,301	(7,144)	2,157
	469,559	(399,629)	69,930	623,079	(436,428)	186,651

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	64,451	—	64,451
Total intangible assets, net	$520,580	$(399,629)	$120,951	$687,530	$(436,428)	$251,102

See Note C – Asset impairments for disclosures regarding impairments recorded during fiscal 2018.

Intangible assets, net declined during fiscal 2018 as result of the dispositions that were completed during the year, see Note D – Acquisitions, dispositions and other significant transactions for more information relating to the completed dispositions.

Changes in the carrying amount of goodwill are as follows:

Propane operations and related equipment sales
Balance July 31, 2016	$256,103
Acquisitions	—
Balance July 31, 2017	256,103
Impairment	(10,005)
Balance July 31, 2018	$246,098

Customer related intangible assets have estimated lives of 15 years and non-compete agreements and other intangible assets have estimated lives ranging from five to 10 years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles, non-compete agreements and other intangibles carry a weighted average life of 15 and nine years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2018	$31,345
2017	32,148
2016	61,970

Estimated amortization expense:
For the year ended July 31,
2019	$14,388
2020	8,877
2021	8,182
2022	6,810
2023	6,492

I.   Debt

Short-term borrowings

Ferrellgas classifies a portion of the secured credit facilities borrowings as short-term because they were used to fund working capital needs that management intends to pay down within the 12 month period following each balance sheet date. As of July 31, 2018 and 2017, $32.8 million and $59.8 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facilities section below.

Long-term debt

Long-term debt consists of the following:

	2018	2017
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (4)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $2,375 and $3,166 at 2018 and 2017, respectively (3)	477,375	478,166
Fixed rate, 8.625%, due 2020, net of unamortized discount of $3,766 and $5,976 at 2018 and 2017, respectively (2)	353,234	351,024
Fair value adjustments related to interest rate swaps	—	471

Secured credit facilities
Variable interest rate, Term Loan, matures May 2023	275,000	—
Variable interest rate, Revolving Facility (net of $59.8 million classified as short-term borrowings at July 31, 2017)	—	185,719

Notes payable
11.2% and 12.0% weighted average interest rate at July 31, 2018 and 2017, respectively, due 2019 to 2025, net of unamortized discount of $977 and $1,128 at July 31, 2018 and 2017, respectively	6,221	5,958
Total debt, excluding unamortized debt issuance and other costs	2,111,830	2,021,338
Unamortized debt issuance and other costs	(30,791)	(22,965)
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,402	2,578
Long-term debt	$2,078,637	$1,995,795

(1)
During November 2010, Ferrellgas issued $500.0 million in aggregate principal amount of 6.50% senior notes due 2021. These notes are general unsecured senior obligations of Ferrellgas and are effectively junior to all future senior secured indebtedness of Ferrellgas, to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of the operating partnership. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. Ferrellgas would incur prepayment penalties if it were to repay the notes prior to May 2019.

(2)
During January 2017, Ferrellgas issued, $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, issued at 96% of par. Ferrellgas contributed the net proceeds from the offering of approximately $166.1 million to the operating partnership, which used such amounts to repay borrowings under its secured credit facility. During April 2010, Ferrellgas issued $280.0 million of its fixed rate senior notes. During March 2011, Ferrellgas redeemed $98.0 million of these fixed rate senior notes. The unsecured senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.

(3)
During fiscal 2014, Ferrellgas issued $475.0 million in aggregate principal amount of 6.75% senior notes due 2022. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. Ferrellgas would incur prepayment penalties if it were to repay the notes prior to November 2019.

(4)
During June 2015, Ferrellgas issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Ferrellgas would incur prepayment penalties if it were to repay the notes prior to June 2021.

The scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2019	$2,402
2020	358,671
2021	501,456
2022	475,796
2023	775,426
Thereafter	447
Total	$2,114,198

Secured credit facilities

On May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility (the "Senior Secured Credit Facility") to replace its previous $575.0 million senior secured credit facility that was scheduled to mature in October 2018 (the "Previous Facility"). The Senior Secured Credit Facility consists of a $300.0 million revolving line of credit (the "Revolving Facility") as well as a $275.0 million term loan (the "Term Loan"), which mature on May 4, 2023. Revolving Facility borrowings bear interest at the Prime Rate + 4.75% and Term Loan borrowings bear interest at LIBOR + 5.75%. The Revolving Facility includes a $125.0 million sublimit for the issuance of letters of credit. Borrowings under the Senior Secured Credit Facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions, within certain limits.

The Term Loan does not include any scheduled principal payments and the Revolving Facility does not have any scheduled commitment reductions before maturity; however, the Term Loan requires prepayments pursuant to the following: 1) certain asset sales, 2) 50% of any excess cash flow, as defined by the Term Loan, in any fiscal year beginning with fiscal year 2019, 3) certain insurance proceeds, and 4) certain tax refunds.

The Senior Secured Credit Facility is secured with substantially all of the assets of the operating partnership and its subsidiaries, and Ferrellgas Partners’ and the general partner’s partnership interests in the operating partnership, and contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2018, the operating partnership had borrowings of $275.0 million under the Term Loan at a rate of 7.86%, which was classified as long-term debt and $32.8 million under the Revolving Facility at a rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas had available borrowing capacity under its Revolving Facility of $159.3 million. As of July 31, 2017, Ferrellgas had total borrowings outstanding under its Previous Facility of $245.5 million, of which $185.7 million was classified as long-term debt. Borrowings outstanding at July 31, 2017 under the Previous Facility had a weighted average interest rate of 6.0%. As of July 31, 2017, Ferrellgas had available borrowing capacity under its Previous Facility of $190.3 million; however additional borrowings were limited to $67.5 million by a covenant under the Previous Facility.

Letters of credit outstanding at July 31, 2018 and 2017 totaled $107.9 million and $139.2 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At July 31, 2018, Ferrellgas had available letter of credit remaining capacity of $17.1 million. At July 31, 2017, Ferrellgas had available letter of credit remaining capacity of

$60.8 million. Ferrellgas incurred commitment fees of $0.7 million, $1.1 million and $1.4 million in fiscal 2018, 2017 and 2016, respectively.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit Ferrellgas Partners' ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants is the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners, and the consolidated fixed charge coverage ratio, as defined in the indentures governing the outstanding notes of the operating partnership.

Consolidated fixed charge coverage ratio - Ferrellgas Partners, L.P., the master limited partnership

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

The covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows Ferrellgas Partners to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of July 31, 2018, the ratio was 1.47x. As a result, the $9.8 million distribution paid to common unitholders on September 14, 2018 was taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken from the restricted payment limitation as a result of each of the distributions paid in September 2017, December 2017, March 2018 and June 2018, leaves approximately $1.0 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond. In order for the fixed charge coverage ratio to improve to 1.75x as of July 31, 2018, we would have needed to generate approximately $43.7 million of additional EBITDA, or we would have needed to incur approximately $24.9 million less in interest expense. Ferrellgas Partners is presently considering potential solutions to cure the limitation on distributions under the consolidated fixed charge coverage ratio related to the outstanding unsecured bonds due in June 2020. The potential solutions, among others, include a refinancing or a transaction to exchange new bonds for some or all of the bonds due June 2020.

Consolidated fixed charge coverage ratio - Ferrellgas, L.P., the operating partnership

Before a restricted payment (as defined in the indentures governing the outstanding notes of the operating partnership) can be made by the operating partnership to Ferrellgas Partners, the operating partnership must be in compliance with the consolidated fixed charge coverage ratio covenant under the operating partnership indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders or make interest payments on Ferrellgas Partners’ unsecured senior notes due 2020.

The covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership be at least 1.75x before a restricted payment (as defined in the indentures) can be made by the operating partnership. If this ratio were to drop below 1.75x, the indentures allow the operating partnership to make restricted payments with certain limitations. If it were in violation of the covenant as of July 31, 2018, the operating partnership believes that it would have sufficient capacity within these limitations to satisfy the current restricted payment requirements of Ferrellgas Partners through the maturity of the unsecured senior notes due 2020. As of July 31, 2018, the ratio was 1.87x; the margin allows for approximately $8.4 million of additional interest expense or approximately $14.7 million less EBITDA.

Debt and interest expense reduction and refinancing strategy

Ferrellgas continues to execute on a strategy to further reduce its debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility as mentioned above, amending our accounts receivable securitization facility as discussed in Note G – Accounts and notes receivable, net and accounts receivable securitization, certain asset sales during fiscal 2018, and may include the generation of additional cash flows, organically or through accretive acquisitions, refinancing existing debt agreements, additional asset sales, a reduction in or elimination of Ferrellgas Partners' common unit distributions, the issuance of equity or some form of debt exchange.

Termination of interest rate swaps

In May 2012, Ferrellgas entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. Ferrellgas received 6.5% and paid a one-month LIBOR plus 4.715%, on the $140.0 million swapped. Ferrellgas accounted for this agreement as a fair value hedge. On May 3, 2018, Ferrellgas terminated this swap and paid the counterparty $4.2 million. Since the interest rate swap terminated involves a hedge of an interest-bearing liability, the senior notes due May 1, 2021, Ferrellgas capitalized the fair value of the hedge at termination of $4.2 million and will amortize the balance on a straight-line basis to interest expense over the remaining useful life of the hedged item. See Note L – Derivative instruments and hedging activities for more information.

In May 2012, Ferrellgas entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas’ Previous Facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas paid 1.95% and received variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through May 2018, Ferrellgas paid 1.95% and received variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas accounted for this agreement as a cash flow hedge. On May 3, 2018, Ferrellgas terminated this interest rate swap. Ferrellgas recorded the immaterial gain immediately to earnings. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows. See Note L – Derivative instruments and hedging activities for more information.

J.  Partners' deficit

As of July 31, 2018 and 2017, limited partner units were beneficially owned by the following:

	2018	2017
Public common unitholders (1)	69,612,939	69,612,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”

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

(5)
James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 4,758,859 of these common units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

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

Partnership distributions paid by Ferrellgas Partners

	For the year ended July 31,
	2018	2017	2016
Public common unitholders	$27,846	$56,561	$145,666
Ferrell Companies	9,012	18,305	46,184
FCI Trading Corp.	80	160	400
Ferrell Propane, Inc.	20	41	104
James E. Ferrell	1,904	3,869	9,764
General partner	392	797	2,042
	$39,254	$79,733	$204,160

On August 24, 2018, Ferrellgas Partners declared a cash distribution of $0.10 per common unit for the three months ended July 31, 2018, which was paid on September 14, 2018. Included in this cash distribution were the following amounts paid to related parties:

Ferrell Companies	$2,253
FCI Trading Corp.	20
Ferrell Propane, Inc.	5
James E. Ferrell	476
General partner	98

See additional discussions about transactions with related parties in Note M – Transactions with related parties.

Common unit repurchases

During September 2016, Ferrellgas paid approximately $16.9 million to Jamex Marketing, LLC, and in return received approximately 0.9 million Ferrellgas Partners’ common units, which were cancelled upon receipt, and approximately 23 thousand barrels of crude oil.

During November 2015, Ferrellgas repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

See Note L – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2018 and 2017.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2018, the general partner made non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.4 million to Ferrellgas to maintain its effective 2% general partner interest.

K.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2018 and 2017:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$22,470	$—	$22,470
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,910)	$—	$(1,910)

July 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$583	$—	$583
Commodity derivatives	$—	$16,212	$—	$16,212
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(707)	$—	$(707)
Commodity derivatives	$—	$(1,258)	$—	$(1,258)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in "Other assets, net" on the consolidated balance sheet, are approximately $23.3 million, or $4.2 million less than its carrying amount as of July 31, 2018. The estimated fair value of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At July 31, 2018 and July 31, 2017, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,935.1 million and $1,966.6 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas' consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

L.  Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. Prior to the sale of Bridger Energy, LLC in January 2018, all other commodity derivative instruments neither qualified nor were designated as cash flow hedges, therefore, the change in their fair value are recorded currently in earnings. Ferrellgas may periodically utilize derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the year ended July 31, 2018 and 2017, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2018 and 2017:

	July 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$17,123	Other current liabilities	$1,832
Commodity derivatives-propane	Other assets, net	5,347	Other liabilities	78
	Total	$22,470	Total	$1,910

	July 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$11,061	Other current liabilities	$415
Commodity derivatives-propane	Other assets, net	4,413	Other liabilities	15
Interest rate swap agreements	Prepaid expenses and other current assets	583	Other current liabilities	595
Interest rate swap agreements	Other assets, net	—	Other liabilities	112
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	738	Other current liabilities	828
	Total	$16,795	Total	$1,965

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2018 and July 31, 2017, respectively:

	July 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$2,851	Other current liabilities	$12,308
	Other assets, net	927	Other liabilities	4,235
		$3,778		$16,543

	July 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$1,778	Other current liabilities	$7,729
	Other assets, net	1,631	Other liabilities	3,073
		$3,409		$10,802
During fiscal 2018, Ferrellgas terminated the interest rate swaps that were designated as a fair value hedging instrument and cash flow hedging instrument. Upon termination, Ferrellgas paid the counterparty $4.2 million. Since the interest rate swap designated as a fair value hedging instrument that was terminated involves a hedge of an interest-bearing liability, the senior notes due May 1, 2021, Ferrellgas capitalized the fair value of the hedge at termination of $4.2 million and will amortize the balance on a straight-line basis to interest expense over the remaining useful life of the hedged item, the 2021 Notes. For information on the interest rate swap terminations, see Note I – Debt. The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2018, 2017 and 2016 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative			Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,			For the year ended July 31,
		2018	2017	2016	2018	2017	2016
Interest rate swap agreements	Interest expense	$266	$1,319	$1,919	$(6,825)	$(9,100)	$(9,100)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2018, 2017 and 2016 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2018
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$30,231	Cost of product sold- propane and other gas liquids sales	$24,714	$—
Interest rate swap agreements	—	Interest expense	(395)	—
	$30,231		$24,319	$—

	For the year ended July 31, 2017
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$21,659	Cost of product sold- propane and other gas liquids sales	$154	$—
Interest rate swap agreements	866	Interest expense	(2,092)	—
	$22,525		$(1,938)	$—

	For the year ended July 31, 2016
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$4,409	Cost of product sold- propane and other gas liquids sales	$(24,438)	$—
Interest rate swap agreements	(2,620)	Interest expense	(2,864)	—
	$1,789		$(27,302)	$—

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the year ended July 31, 2018, 2017 and 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the year ended July 31, 2018
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

	For the year ended July 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$(425)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,090	Operating expense

	For the year ended July 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$1,084	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	(4,351)	Operating expense

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2018, 2017 and 2016 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2018	2017	2016
Beginning balance	$14,648	$(9,815)	$(38,906)
Change in value on risk management commodity derivatives	30,231	21,659	4,409
Reclassification of (gains) and losses of commodity hedges to cost of product sold - propane and other gas liquids sales, net	(24,714)	(154)	24,438
Change in value on risk management interest rate derivatives	—	866	(2,620)
Reclassification of (gains) and losses on interest rate hedges to interest expense	395	2,092	2,864
Ending balance	$20,560	$14,648	$(9,815)

Ferrellgas expects to reclassify net gains of approximately $15.3 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2018, 2017 and 2016, Ferrellgas had no reclassifications to operations resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2018, Ferrellgas had financial derivative contracts covering 2.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2018, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is $5.7 million.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas' debt rating. There were no open derivatives with credit-risk-related contingent features as of July 31, 2018.

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

	For the year ended July 31,
	2018	2017	2016
Operating expense	$243,407	$228,969	$230,437

General and administrative expense	$28,282	$31,068	$30,239

During the period in which Jamex Marketing, LLC owned at least 5% of the outstanding common units, we entered into the following transactions: on November 13, 2015, we repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million; and, pursuant to the Jamex TLA, Bridger provided crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During 2016, Ferrellgas' total revenues from Jamex was $62.6 million. During 2016, Ferrellgas' total cost of sales from Jamex was $3.4 million. Jamex Marketing, LLC did not own 5% or more of Ferrellgas' outstanding common units during 2018, thus they are not disclosed as a related party during the year.

See additional discussions about transactions with the general partner and related parties in Note J – Partners' deficit.

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas has been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice.  On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit and the parties are preparing appellate briefs.  At this time the derivative lawsuits remain stayed by agreement. Ferrellgas believes that it has defenses and will vigorously defend these cases. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

Ferrellgas and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damage claims, if ultimately owed to Eddystone, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. The lawsuit is in its early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, Ferrellgas filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25,

2018, Ferrellgas entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit.

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

Ferrellgas is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.4 million as of July 31, 2018. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $8.5 million as of July 31, 2018. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2018:

	Future minimum rental and buyout amounts by fiscal year
	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$42,356	$33,137	$26,142	$19,173	$13,867	$16,624

Operating lease buyouts	$3,884	$3,131	$3,526	$6,035	$3,527	$8,540

Rental expense under these leases totaled $50.7 million, $50.0 million and $49.2 million for fiscal 2018, 2017 and 2016, respectively.

Exit costs

During the year ended July 31, 2018, Ferrellgas recognized exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various Midstream dispositions described in Note D – Acquisitions, dispositions and other significant transactions, and for which Ferrellgas does not anticipate any future economic benefit. The $11.8 million charge was recorded in “cost of sales - midstream operations” in the consolidated statements of operations. The following provides the activity in the exit costs liability included in "Other liabilities" within the consolidated balance sheets:

Contract exit costs
July 31, 2017	$—
Net expense	11,804
Cash payments and other	—
July 31, 2018	$11,804

O.   Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust ("ESOT"), which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of operations and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $13.9 million, $15.1 million and $27.6 million during fiscal 2018, 2017 and 2016, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2018, 2017 and 2016 were $3.7 million, $4.2 million and $4.0 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2018, 2017 and 2016, other comprehensive income and other liabilities were adjusted by $0.1 million, $0.5 million and $(0.3) million, respectively.

P.    Net loss per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the consolidated statements of operations for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net loss per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. Due to the seasonality of Ferrellgas' business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows.

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was not a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders’ interest for fiscal 2018, 2017 and 2016.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the year ended July 31,
	2018	2017	2016
Common unitholders’ interest in net loss	$(252,035)	$(53,665)	$(658,761)

Weighted average common units outstanding (in thousands)	97,152.7	97,229.5	98,682.8

Dilutive securities	—	—	—

Weighted average common units outstanding plus dilutive securities	97,152.7	97,229.5	98,682.8

Basic and diluted net loss per common unitholders’ interest	$(2.59)	$(0.55)	$(6.68)

Q.    Segment reporting
As of July 31, 2018, Ferrellgas has one reportable operating segment: propane operations and related equipment sales. All remaining activities are included in Corporate and other. (See Note D – Acquisitions, dispositions and other significant transactions.)
The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss sale of assets and disposals, other income (expense), net, change in fair value of contingent consideration, severance costs, litigation fees and settlements, acquisition and transition expenses, unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments, exit costs associated with contracts related to the Midstream dispositions and net earnings (loss) attributable to noncontrolling interests. This performance measure is not a GAAP measure, however the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net loss attributable to Ferrellgas Partners L.P., which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B – Summary of significant accounting policies.
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

Until April 2018, Ferrellgas reported two reportable segments which included propane operations and related equipment sales segment and midstream operations. During July 2018, Ferrellgas sold substantially all of the midstream operations. As a result of a change in the way management is evaluating results and allocating resources, results of the Midstream operations business are now included in the Corporate and other operations for all periods presented and our only reportable segment is Propane operations and related equipment sales.

Following is a summary of segment information for the years ended July 31, 2018, 2017 and 2016.

	Year Ended July 31, 2018
	Propane operations and related equipment sales	Corporate and other	Total

Segment revenues	$1,790,823	$282,319	$2,073,142
Direct costs (1)	1,514,755	316,468	1,831,223
Adjusted EBITDA	$276,068	$(34,149)	$241,919

	Year Ended July 31, 2017
	Propane operations and related equipment sales	Corporate and other	Total

Segment revenues	$1,463,574	$466,703	$1,930,277
Direct costs (1)	1,198,150	502,064	1,700,214
Adjusted EBITDA	$265,424	$(35,361)	$230,063

	Year Ended July 31, 2016
	Propane operations and related equipment sales	Corporate and other	Total

Segment revenues	$1,414,129	$625,238	$2,039,367
Direct costs (1)	1,127,382	567,255	1,694,637
Adjusted EBITDA	$286,747	$57,983	$344,730

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of sales-other", "cost of sales-midstream operations", "operating expense", "general and administrative expense", and "equipment lease expense" less "severance charge", "litigation fees and settlements", "non-cash stock compensation charge", "asset impairments", "change in fair value of contingent consideration", "acquisition and transition expenses", "exit costs associated with contracts related to the Midstream dispositions" and "unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas' total segment performance measure to consolidated net earnings:

	Year Ended July 31,
	2018	2017	2016
Net loss attributable to Ferrellgas Partners, L.P.	$(254,581)	$(54,207)	$(665,415)
Income tax benefit	(2,678)	(1,143)	(36)
Interest expense	168,467	152,485	137,937
Depreciation and amortization expense	101,795	103,351	150,513
EBITDA	13,003	200,486	(377,001)
Non-cash employee stock ownership plan compensation charge	13,859	15,088	27,595
Non-cash stock-based compensation charge	—	3,298	9,324
Asset impairments	10,005	—	658,118
Loss on asset sales and disposals	187,399	14,457	30,835
Other income, net	(928)	(1,474)	(110)
Change in fair value of contingent consideration	—	—	(100)
Severance costs	1,663	1,959	1,453
Litigation fees and settlements	6,065	—	—
Acquisition and transition expenses	—	—	99
Unrealized (non-cash) loss (gains) on changes in fair value of derivatives	1,293	(3,457)	1,137
Exit costs associated with contracts - Midstream dispositions	11,804	—	—
Net loss attributable to noncontrolling interest	(2,244)	(294)	(6,620)
Adjusted EBITDA	$241,919	$230,063	$344,730

Following are total assets by segment:

	July 31,	July 31,
	2018	2017
Assets
Propane operations and related equipment sales	$1,196,084	$1,194,905
Corporate and other	167,197	415,064
Total consolidated assets	$1,363,281	$1,609,969

Following are capital expenditures by segment (unaudited):

	Year Ended July 31, 2018
	Propane operations and related equipment sales	Corporate and other	Total

Capital expenditures:
Maintenance	$23,979	$3,584	$27,563
Growth	51,229	1,255	52,484
Total	$75,208	$4,839	$80,047

	Year Ended July 31, 2017
	Propane operations and related equipment sales	Corporate and other	Total

Capital expenditures:
Maintenance	$13,330	$3,808	$17,138
Growth	28,912	315	29,227
Total	$42,242	$4,123	$46,365

	Year Ended July 31, 2016
	Propane operations and related equipment sales	Corporate and other	Total

Capital expenditures:
Maintenance	$13,487	$3,390	$16,877
Growth	32,906	63,152	96,058
Total	$46,393	$66,542	$112,935

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

For the year ended July 31, 2018	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$454,655	$755,156	$515,810	$347,521
Gross margin from propane and other gas liquids sales (a)	123,243	229,321	190,883	126,115
Gross margin from midstream operations (b)	12,635	10,209	8,077	(4,161)
Net earnings (loss) (c)	(48,316)	(1,774)	11,062	(217,797)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(47,915)	(1,843)	10,861	(215,684)
Common unitholders’ interest in net earnings (loss)	(47,436)	(1,824)	10,752	(213,527)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.49)	$(0.02)	$0.11	$(2.20)

For the year ended July 31, 2017	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$379,542	$579,250	$538,109	$433,376
Gross margin from propane and other gas liquids sales (a)	123,187	202,346	171,950	126,774
Gross margin from midstream operations (b)	13,402	9,763	7,909	6,190
Net earnings (loss)	(43,471)	38,528	6,691	(56,249)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(43,073)	38,098	6,536	(55,768)
Common unitholders’ interest in net earnings (loss)	(42,642)	37,717	6,470	(55,210)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.44)	$0.39	$0.07	$(0.57)

For the year ended July 31, 2016	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$471,146	$649,238	$509,472	$409,511
Gross margin from propane and other gas liquids sales (a)	123,550	202,027	186,668	125,690
Gross margin from midstream operations (b)	40,066	39,890	33,572	40,476
Net earnings (loss) (c)	(80,566)	57,755	18,918	(668,142)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(79,793)	57,127	18,685	(661,434)
Common unitholders’ interest in net earnings (loss)	(78,995)	56,556	18,498	(654,820)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.79)	$0.58	$0.19	$(6.68)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”

(b)	Gross margin from "Midstream operations" represents "Revenues - midstream operations" less "Cost of sales - midstream operations."

(c)	Includes asset impairment charges of $10.0 million in the second quarter of fiscal 2018 and $29.3 million and $628.8 million in the first and fourth quarters of fiscal 2016, respectively.

S.   Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Ferrellgas Partners Finance Corp.
Opinion on the financial statements
We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2018 and 2017, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2013.

Kansas City, Missouri
September 27, 2018

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
BALANCE SHEETS

	July 31,
	2018	2017
ASSETS

Cash	$1,000	$1,000
Prepaid expenses and other current assets	1,850	—
Total assets	$2,850	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	29,020	25,055

Accumulated deficit	(27,170)	(25,055)
Total stockholder's equity	$2,850	$1,000
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2018	2017	2016

General and administrative expense	$2,115	$5,308	$2,262

Net loss	$(2,115)	$(5,308)	$(2,262)
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity
July 31, 2015	1,000	$1,000	$17,485	$(17,485)	$1,000
Capital contribution	—	—	2,262	—	2,262
Net loss	—	—	—	(2,262)	(2,262)
July 31, 2016	1,000	1,000	19,747	(19,747)	1,000
Capital contribution	—	—	5,308	—	5,308
Net loss	—	—	—	(5,308)	(5,308)
July 31, 2017	1,000	1,000	25,055	(25,055)	1,000
Capital contribution	—	—	3,965	—	3,965
Net loss	—	—	—	(2,115)	(2,115)
July 31, 2018	1,000	$1,000	$29,020	$(27,170)	$2,850
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(2,115)	$(5,308)	$(2,262)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,850)	—	—
Cash used in operating activities	(3,965)	(5,308)	(2,262)

Cash flows from financing activities:
Capital contribution	3,965	5,308	2,262
Cash provided by financing activities	3,965	5,308	2,262

Change in cash	—	—	—
Cash - beginning of year	1,000	1,000	1,000
Cash - end of year	$1,000	$1,000	$1,000
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

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of July 31, 2018, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement, except for the consolidated fixed charge coverage ratio.

The indenture governing the outstanding notes of the Partnership includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows Ferrellgas Partners to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of July 31, 2018, the ratio was 1.47x. As a result, the $9.8 million distribution paid to common unitholders on September 14, 2018 was taken from the $50.0 million restricted payment limitation, which after considering the $9.8 million deductions taken from the restricted payment limitation as a result of each of the distributions paid in September 2017, December 2017, March 2018 and June 2018, leaves approximately $1.0 million for future restricted payments. Unless the indenture governing the outstanding notes is amended or refinanced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x and we continue our current quarterly distribution rate of $0.10 per common unit, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2018 and beyond. Ferrellgas Partners is presently considering potential solutions to cure the limitation on distributions under the consolidated fixed charge coverage ratio related to the outstanding unsecured bonds due in June 2020. The potential solutions, among others, include a refinancing or a transaction to exchange new bonds for some or all of the bonds due June 2020.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $7,188 associated with the net operating loss carryforward of $26,621 generated prior to fiscal 2018, which expire at various dates through July 31, 2037, a valuation allowance has been provided on the full amount of the deferred tax asset. The net operating loss carryforwards generated during and after fiscal 2018 are carried forward indefinitely. Accordingly, there is no net deferred tax benefit for fiscal 2018, 2017 or 2016, and there is no net deferred tax asset as of July 31, 2018 and 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Ferrellgas L.P.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Ferrellgas L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of July 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit), and cash flows for each of the three years in the period ended July 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2013.

Kansas City, Missouri
September 27, 2018

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
	July 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$119,308	$5,701
Accounts and notes receivable (including $120,079 and $109,407 of accounts receivable pledged as collateral at 2018 and 2017, respectively, and net of allowance for doubtful accounts of $2,455 and $1,976 at 2018 and 2017, respectively)	126,054	165,084
Inventories	83,694	92,552
Prepaid expenses and other current assets	34,830	33,426
Total current assets	363,886	296,763

Property, plant and equipment, net	557,723	731,923
Goodwill	246,098	256,103
Intangible assets, net	120,951	251,102
Other assets, net	74,588	74,057
Total assets	$1,363,246	$1,609,948

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$46,820	$85,561
Short-term borrowings	32,800	59,781
Collateralized note payable	58,000	69,000
Other current liabilities	138,091	122,016
Total current liabilities	275,711	336,358

Long-term debt	1,728,137	1,649,270
Other liabilities	39,476	31,118
Contingencies and commitments (Note N)	—	—

Partners' deficit:
Limited partner	(693,896)	(417,467)
General partner	(6,915)	(4,095)
Accumulated other comprehensive income	20,733	14,764
Total partners' deficit	(680,078)	(406,798)
Total liabilities and partners' deficit	$1,363,246	$1,609,948
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
	For the year ended July 31,
	2018	2017	2016

Revenues:
Propane and other gas liquids sales	$1,642,976	$1,318,412	$1,202,368
Midstream operations	282,319	466,703	625,238
Other	147,847	145,162	211,761
Total revenues	2,073,142	1,930,277	2,039,367

Costs and expenses:
Cost of sales - propane and other gas liquids sales	973,414	694,155	564,433
Cost of sales - midstream operations	255,559	429,439	471,234
Cost of sales - other	68,654	67,267	126,237
Operating expense	471,748	432,412	459,178
Depreciation and amortization expense	101,795	103,351	150,513
General and administrative expense	54,264	49,478	56,115
Equipment lease expense	28,272	29,124	28,833
Non-cash employee stock ownership plan compensation charge	13,859	15,088	27,595
Asset impairments	10,005	—	658,118
Loss on asset sales and disposals	187,399	14,457	30,835

Operating income (loss)	(91,827)	95,506	(533,724)

Interest expense	(133,946)	(127,188)	(121,818)
Other income, net	928	1,474	110

Loss before income taxes	(224,845)	(30,208)	(655,432)

Income tax benefit	(2,699)	(1,149)	(41)

Net loss	$(222,146)	$(29,059)	$(655,391)
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	For the year ended July 31,
	2018	2017	2016

Net loss	$(222,146)	$(29,059)	$(655,391)
Other comprehensive income
Change in value on risk management derivatives	30,231	22,525	1,789
Reclassification of (gains) losses on derivatives to earnings	(24,319)	1,938	27,302
Foreign currency translation adjustment	—	320	—
Pension liability adjustment	57	541	(333)
Other comprehensive income	5,969	25,324	28,758
Comprehensive loss	$(216,177)	$(3,735)	$(626,633)
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	capital

Balance at July 31, 2015	$425,105	$4,339	$(39,318)	$390,126

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	36,546	373	—	36,919
Cash contributions in connection with acquisitions	(284)	—	—	(284)
Distributions	(266,818)	(2,723)	—	(269,541)
Net loss	(648,771)	(6,620)	—	(655,391)
Other comprehensive income	—	—	28,758	28,758

Balance at July 31, 2016	(454,222)	(4,631)	(10,560)	(469,413)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	18,201	185	—	18,386
Contributions from partners	166,148	1,695	—	167,843
Distributions	(118,829)	(1,050)	—	(119,879)
Net loss	(28,765)	(294)	—	(29,059)
Other comprehensive income	—	—	25,324	25,324

Balance at July 31, 2017	(417,467)	(4,095)	14,764	(406,798)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	13,719	140	—	13,859
Distributions	(70,246)	(716)	—	(70,962)
Net loss	(219,902)	(2,244)	—	(222,146)
Other comprehensive income	—	—	5,969	5,969

Balance at July 31, 2018	$(693,896)	$(6,915)	$20,733	$(680,078)
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(222,146)	$(29,059)	$(655,391)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	101,795	103,351	150,513
Non-cash employee stock ownership plan compensation charge	13,859	15,088	27,595
Non-cash stock and unit-based compensation charge	—	3,298	9,324
Asset impairments	10,005	—	658,118
Loss on asset sales and disposals	187,399	14,457	30,835
Unrealized gain on derivative instruments	(91)	(2,895)	—
Change in fair value of contingent consideration	—	—	(100)
Provision for doubtful accounts	1,778	7	1,703
Deferred tax expense (benefit)	(3,818)	11	(504)
Exit costs associated with contracts - Midstream dispositions	11,804	—	—
Other	6,266	5,921	4,545
Changes in operating assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts and notes receivable, net of securitization	18,629	(5,394)	6,528
Inventories	(1,231)	(1,958)	5,788
Prepaid expenses and other current assets	(2,942)	11,985	17,957
Accounts payable	(24,189)	17,469	(14,924)
Accrued interest expense	3,551	120	(658)
Other current liabilities	7,235	12,989	(37,769)
Other assets and liabilities	(2,750)	3,358	9,184
Net cash provided by operating activities	105,154	148,748	212,744

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(18,141)	(3,539)	(15,144)
Capital expenditures	(84,919)	(50,472)	(117,518)
Proceeds from sale of assets, dispositions and other	152,587	8,510	17,089
Other	—	(37)	(286)
Net cash provided by (used in) investing activities	49,527	(45,538)	(115,859)

Cash flows from financing activities:
Distributions	(70,962)	(119,879)	(269,541)
Contributions	—	167,843	30
Proceeds from issuance of long-term debt	323,680	62,864	168,117
Payments on long-term debt	(212,920)	(174,292)	(14,959)
Net additions to (reductions in) short-term borrowings	(51,379)	(41,510)	25,972
Net additions to (reductions in) collateralized short-term borrowings	(11,000)	5,000	(6,000)
Cash paid for financing costs	(18,493)	(2,425)	(1,214)
Net cash used in financing activities	(41,074)	(102,399)	(97,595)

Increase (decrease) in cash and cash equivalents	113,607	811	(710)
Cash and cash equivalents - beginning of year	5,701	4,890	5,600
Cash and cash equivalents - end of year	$119,308	$5,701	$4,890
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

Ferrellgas, L.P. is primarily engaged in the retail distribution of propane and related equipment sales. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas, L.P. serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

(5)    Inventories: Inventories are stated at the lower of cost or net realizable value using weighted average cost and actual cost methods.

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

(7)    Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas, L.P. tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas, L.P. has determined that it has two reporting units for goodwill impairment testing purposes. As of July 31, 2018, one of these reporting units contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit's recorded amount of goodwill. Ferrellgas, L.P. completed its most recent annual goodwill impairment test on January 31, 2018 and recorded an impairment charge of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment.

During the quarter ended January 31, 2017, Ferrellgas, L.P. adopted ASU 2017-04, which as discussed below eliminated step 2 from the goodwill impairment test. As discussed in Note C – Asset impairments, during 2016 Ferrellgas, L.P. recorded impairments under the old model prior to adoption of ASU 2017-04.

(8)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets and non-compete agreements, permits, favorable lease arrangements and patented technology are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Ferrellgas, L.P. tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas, L.P. management's plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.

(9)    Derivative instruments and hedging activities:

Commodity and Transportation Fuel Price Risk.

Ferrellgas, L.P.’s overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane, gasoline and diesel prices.

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

Financial instruments not formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities”, or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in "Operating expense" on the consolidated statements of operations.

Interest Rate Risk.

Fluctuations in interest rates subject Ferrellgas, L.P. to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas, L.P.’s fixed rate debt, while increases in interest rates subject Ferrellgas, L.P. to the risk of increased interest expense related to its variable rate borrowings.

Ferrellgas, L.P. may enter into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps may be used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is adjusted to offset the change in the fair value of interest rate derivatives that are fair value hedges, which are classified as “Prepaid expenses and other current assets”, “Other assets, net”, Other current liabilities” or as “Other liabilities” on the consolidated balance sheets. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statements of operations.

Ferrellgas, L.P. may enter into cash flow hedges to help reduce its variable interest rate risk. Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” with an offsetting entry to “Other comprehensive income” at interim periods and are subsequently recognized as interest expense in the consolidated statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statements of operations as they occur.

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

Prior to the dispositions in 2018 which constituted Ferrellgas, L.P.'s Midstream operations segment, revenues included crude oil sales, pipeline tariffs, trucking fees, rail throughput fees, pipeline management services, leasing, throughput, storage and salt water disposal. These revenues were recognized upon completion of the related service or delivery of product.

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

(14) General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives and employees, as well as other overhead expenses related to centralized corporate functions.

(15)  Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)
The ICPs are not Ferrellgas, L.P. stock-compensation plans; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2018, 2017 and 2016, the portion of the total non-cash compensation charge relating to the ICPs was $0.0 million, $3.3 million and $9.3 million, respectively.

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

Income tax benefit consisted of the following:

	For the year ended July 31,
	2018	2017	2016
Current expense (benefit)	$1,119	$(1,160)	$463
Deferred expense (benefit)	(3,818)	11	(504)
Income tax benefit	$(2,699)	$(1,149)	$(41)

Deferred taxes consisted of the following:

	July 31,
	2018	2017
Deferred tax assets (included in Other assets, net in 2018 and Prepaid expenses and other current assets in 2017)	$715	$1,068
Deferred tax liabilities (included in Other liabilities)	(16)	(4,186)
Net deferred tax asset (liability)	$699	$(3,118)

(17)  Sales taxes: Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(18) Loss contingencies: In the normal course of business, Ferrellgas, L.P. is involved in various claims and legal proceedings. Ferrellgas, L.P. records a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with loss contingencies are expensed as incurred.

(19)  New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board, ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas, L.P. for its annual reporting period beginning August 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas, L.P. has completed its assessment of its contracts with customers and impacts to revenue recognition under the new guidance. When Ferrellgas, L.P. adopts the new guidance, which will be August 1, 2018, the impact will not be material to its consolidated financial statements. Ferrellgas, L.P. will utilize the modified retrospective transition method, which recognizes the cumulative effect upon adoption, when it adopts the new standard.

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

FASB Accounting Standard Update No. 2017-12
In August 2017, the FASB issued ASU 2017-12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

C.    Asset impairments

First Quarter ended October 31, 2015

Goodwill impairment

During the three months ended October 31, 2015, Ferrellgas, L.P. determined that the continued and prolonged decline in the price of crude oil constituted a triggering event for its Midstream operations - water solutions reporting. As a result of the ensuing goodwill impairment test, Ferrellgas, L.P. determined that goodwill was completely impaired and wrote off the entire $29.3 million of goodwill related to this reporting unit.

Ferrellgas, L.P. estimated the fair value of the reporting unit using a discounted cash flow model. Then, Ferrellgas, L.P. estimated an implied fair value of goodwill by assigning the estimated fair value of the reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.

Fourth Quarter ended July 31, 2016

During the year ended July 31, 2016, approximately 60% of Bridger's gross margin was generated from its largest customer and Jamex, that customer's supplier, under take-or-pay arrangements. Bridger's largest customer during the fiscal year ended July 31, 2016 owned a refinery in Trainer, Pennsylvania. As a result of numerous developments with Jamex and this customer during the second half of fiscal 2016, as of July 31, 2016, we did not anticipate any material contribution to revenue or gross margin from Jamex or Bridger's largest customer in the future. Additionally, the continued, sustained decline in crude oil prices and resulting decrease in crude oil production in the regions in which we operated significantly impacted our trucking operations during the three months ended July 31, 2016, a trend Ferrellgas, L.P. anticipated would continue into fiscal 2017 and beyond. This expected decline in future cash flows from operations constituted a triggering event in the fourth fiscal quarter of 2016 for its Midstream operations - crude oil logistics reporting unit, requiring impairment testing of indefinite-lived intangible assets, long-lived tangible and intangible assets within certain asset groups, and goodwill.

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

Second Quarter ended January 31, 2018

Goodwill impairment

During the quarter ended January 31, 2018, Ferrellgas recorded a goodwill impairment charge of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment.

D.    Acquisitions, dispositions and other significant transactions

Acquisitions

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

Propane operations and related equipment sales

During fiscal 2018, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $20.6 million in the following transactions:

•	Lindsey Propane LLC, based in Tennessee, acquired August 2017;

•	Sevier County Propane, based in Tennessee, acquired August 2017;

•	Service Plus Propane, Inc., based in Virginia, acquired September 2017;

•	Tapper Propane, Inc., based in Michigan, acquired November 2017; and

•	Diamond Propane LLC, based in New York, acquired June 2018.

During fiscal 2017, Ferrellgas, L.P. acquired propane distribution assets of Valley Center Propane, based in California, with an aggregate value of $4.4 million.

During fiscal 2016, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $6.6 million in the following transactions:

•	Gasco Energy Supply, LLC, based in Missouri, acquired December 2015;

•	Warren Energy Supply, Inc. based in Utah, acquired February 2016; and

•	Selphs Propane, Inc., based in Colorado, acquired June 2016.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2018	2017	2016
Cash payments, net of cash acquired	$18,141	$3,539	$4,476
Issuance of liabilities and other costs and considerations	2,426	856	2,126
Aggregate fair value of transactions	$20,567	$4,395	$6,602

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2018	2017	2016
Working capital	758	139	(249)
Customer tanks, buildings, land and other	10,022	1,220	3,625
Customer lists	7,758	2,648	2,962
Non-compete agreements	2,029	388	264
Aggregate fair value of net assets acquired	$20,567	$4,395	$6,602

The estimated fair values and useful lives of assets acquired during fiscal 2018 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2017 and 2016 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas, L.P. did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

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

The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed in connection with the Bridger acquisition completed in fiscal 2015:

June 24, 2016
Working capital	$(8,315)
Transportation equipment	293,491
Injection stations and pipelines	41,632
Goodwill	189,196
Customer relationships	277,224
Non-compete agreements	10,000
Trade names & trademarks	9,400
Office equipment	7,449
Other	2,375
Aggregate fair value of net assets acquired	$822,452

Dispositions

Propane operations and related equipment sales

During July 2018, Ferrellgas, L.P. completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment for approximately $26.6 million in cash. For the year ended July 31, 2018, "Loss on asset sales and disposals" includes a loss of $15.2 million related to this sale. The assets sold consist primarily of working capital and equipment.

Midstream operations

During July 2018, Ferrellgas, L.P. completed the sale of a subsidiary and a group of assets within the Midstream operations segment for approximately $57.0 million in cash. The subsidiary sold was Bridger Environmental LLC, which encompasses all saltwater disposal activities previously operated by Ferrellgas Partners. The group of assets sold includes all assets, excluding working capital, associated with the crude oil trucking operations previously operated by Ferrellgas Partners. Additionally, the sale included two crude oil injection terminals. In separate transactions, the remaining assets of the Bridger Terminal business were sold to various parties.  The largest of these assets, the Swan Ranch Terminal, was sold for $8.0 million in cash. For the year ended July 31, 2018, "Loss on asset sales and disposals" includes a loss of $120.2 million related to these sales.

Additionally, during fiscal 2018, Ferrellgas, L.P. sold all 1,292 rail cars utilized in the Midstream operations segment for approximately $51.3 million in cash. For the year ended July 31, 2018, "Loss on asset sales and disposals" includes a loss of $36.8 million related to the sale of these rail cars. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas L.P.'s previous secured credit facility. During fiscal 2018, Ferrellgas, L.P. completed the sale of Bridger Energy, LLC, included in the Midstream operations segment, in exchange for an $8.5 million secured promissory note due in May 2020. For the year ended July 31, 2018, "Loss on asset sales and disposals" includes a loss of $4.0 million related to this sale.

The combined results from operations of these various Midstream dispositions in our Consolidated Statements of Operations includes losses before income taxes for the years ended July 31, 2018, 2017 and 2016 of $(55.4) million, $(62.2) million and $(685.1) million, respectively. The combined losses before income taxes attributable to Ferrellgas for the years ended July 31, 2018, 2017 and 2016 was $(54.8) million, $(61.6) million and $(678.2) million, respectively.

During fiscal 2016, Ferrellgas, L.P. sold 134 trucks utilized in the Midstream operations segment.

"Loss on asset sales and disposals" consists of:

	For the year ended July 31,
	2018	2017	2016
Loss on sale of:
Propane-related accessories reporting unit	$15,194	$—	$—
Midstream trucking, water disposal & terminal assets	120,240	—	—
Midstream railcars	36,762	—	—
Bridger Energy	4,002	—	—
Midstream trucks	—	—	13,810
Other	11,201	14,457	17,025
Loss on asset sales and disposals	$187,399	$14,457	$30,835

Other significant transactions

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

On September 1, 2016, Bridger, Jamex, Ferrellgas Partners and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, facilitated Ferrellgas Partners purchasing certain Ferrellgas Partners common units from Jamex, and established payment terms for certain amounts owed by Jamex to Bridger under the Jamex TLA. Consequently, Ferrellgas Partners did not anticipate any further material contribution to revenue or EBITDA from Jamex or Bridger's former largest customer.

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

(2)
Mr. Ballengee and Bacchus Capital Trading, LLC, ("Bacchus"), an entity controlled by Mr. Ballengee, executed and delivered a joint guarantee of the Jamex Secured Promissory Note obligations up to a maximum aggregate amount of $20.0 million;

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

On June 25, 2018, Ferrellgas Partners and Mr. Ballengee entered into an Omnibus Agreement (the "Omnibus Agreement") that, among other things, terminated and cancelled the Jamex Secured Promissory Note, the joint guarantee, and the Jamex Revolving Promissory Note. In connection with the termination and cancellation of such agreements, (1) Mr. Ballengee and Jamex paid Ferrellgas, L.P. $16.3 million towards the remaining balance due under the Jamex Secured Promissory Note and Mr. Ballengee executed a new promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the "Revised Jamex Promissory Note"), (2) Bacchus executed a guaranty agreement to guarantee Mr. Ballengee’s obligations under the Revised Jamex Promissory Note, (3) Ferrellgas Partners agreed to dismiss without prejudice certain indemnification claims against Jamex and any affiliates of Jamex related to the Eddystone litigation and to toll the statute of limitations with respect thereto, and to dismiss with prejudice the tortious interference claim asserted by Ferrellgas Partners against Mr. Ballengee related to the Eddystone litigation, and (4) Mr. Ballengee agreed to dismiss with prejudice, or cause to be dismissed, all counterclaims by him or his affiliates, as the case may be, with respect to such actions.

E.    Quarterly distribution of available cash

To the extent it is not precluded from doing so by a debt covenant or other restriction, Ferrellgas, L.P. makes quarterly cash distributions of all of its "available cash." Available cash is defined in the partnership agreement of Ferrellgas, L.P. as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas, L.P.’s business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April, and July.

Distributions by Ferrellgas, L.P. in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made approximately 99% to Ferrellgas Partners and approximately 1% to the general partner.

See Note I – Debt for additional disclosures related to Ferrellgas, L.P.'s ability to make quarterly cash distributions.

F.    Supplemental financial statement information

Inventories consist of the following:

	2018	2017
Propane gas and related products	$71,180	$67,049
Appliances, parts and supplies, and other	12,514	25,503
Inventories	$83,694	$92,552

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2018, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 44.1 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2018	2017
Land	Indefinite	$33,719	$35,824
Land improvements	2-20	13,361	14,342
Buildings and improvements	20	71,612	73,333
Vehicles, including transport trailers	8-20	85,893	121,233
Bulk equipment and district facilities	5-30	103,627	104,291
Tanks, cylinders and customer equipment	2-30	769,165	755,867
Salt water disposal wells and related equipment	2-30	—	52,495
Rail cars	30	—	91,787
Injection stations	20	—	13,130
Pipeline	15	—	1,663
Computer and office equipment	2-5	109,346	118,518
Construction in progress	n/a	14,394	10,974
		1,201,117	1,393,457
Less: accumulated depreciation		643,394	661,534
Property, plant and equipment, net		$557,723	$731,923

Depreciation expense totaled $67.1 million, $68.1 million and $85.8 million for fiscal 2018, 2017 and 2016, respectively.

The decline in property, plant and equipment, net from fiscal 2017 to 2018 is primarily due to the dispositions that were completed during fiscal 2018. See Note D – Acquisitions, dispositions and other significant transactions for more information on the dispositions.

Other assets, net consist of the following:

	2018	2017
Notes receivable, less current portion	$27,491	$32,500
Other	47,097	41,557
Other assets, net	$74,588	$74,057

Other current liabilities consist of the following:

	2018	2017
Customer deposits and advances	$22,829	$25,541
Accrued interest	18,288	14,737
Accrued payroll	16,060	19,704
Accrued insurance	15,100	13,615
Other	65,814	48,419
Other current liabilities	$138,091	$122,016

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2018	2017	2016
Operating expense	$195,646	$175,164	$167,980
Depreciation and amortization expense	4,947	3,909	4,282
Equipment lease expense	25,765	26,299	25,967
	$226,358	$205,372	$198,229
For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2018	2017	2016
CASH PAID (REFUNDED) FOR:
Interest	$128,479	$122,084	$117,931
Income taxes	$(311)	$305	$773
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities incurred in connection with acquisitions	$1,993	$139	$2,126
Change in accruals for property, plant and equipment additions	$264	$164	$(1,122)

G.  Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2018	2017
Accounts receivable pledged as collateral	$120,079	$109,407
Accounts receivable	8,272	47,346
Note receivable, current portion	132	10,000
Other	26	307
Less: Allowance for doubtful accounts	(2,455)	(1,976)
Accounts and notes receivable, net	$126,054	$165,084

On May 14, 2018, Ferrellgas, L.P. entered into a seventh amendment to its accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and PNC Bank, N.A. The amendment extends the maturity date to May 2021 and increases the size of the facility from a maximum borrowing capacity of $225.0 million to $250.0 million at a discount rate of LIBOR plus 200 basis points. The amended accounts receivable securitization facility also includes provisions for the issuance of letters of credit with a $50.0 million sublimit. The facility continues to contain provisions where maximum purchase levels are reduced during periods of the year when working capital requirements are lower to efficiently reduce unused capacity fees.
Prior to the amendment entered into in May 2018, Ferrellgas, L.P. entered into two amendments in fiscal 2017 that modified covenant requirements.

At July 31, 2018, $120.1 million of trade accounts receivable were pledged as collateral against $58.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2017, $109.4 million of trade accounts receivable were pledged as collateral against $69.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of July 31, 2018, Ferrellgas, L.P. had received cash proceeds of $58.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2017, Ferrellgas, L.P. had received cash proceeds of $69.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.2% and 4.0% as of July 31, 2018 and 2017, respectively.

H.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2018			July 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$246,098	$—	$246,098	$256,103	$—	$256,103

Intangible assets, net
Amortized intangible assets
Customer related	$441,393	$(376,605)	$64,788	$556,678	$(397,891)	$158,787
Non-compete agreements	24,653	(19,511)	5,142	39,875	(27,887)	11,988
Permits and favorable lease arrangements	—	—	—	17,225	(3,506)	13,719
Other	3,513	(3,513)	—	9,301	(7,144)	2,157
	469,559	(399,629)	69,930	623,079	(436,428)	186,651

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	64,451	—	64,451
Total intangible assets, net	$520,580	$(399,629)	$120,951	$687,530	$(436,428)	$251,102

See Note C – Asset impairments for disclosures regarding impairments recorded during fiscal 2018.

Intangible assets, net declined during fiscal 2018 as result of the dispositions that were completed during the year, see Note D – Acquisitions, dispositions and other significant transactions for more information relating to the completed dispositions.

Changes in the carrying amount of goodwill are as follows:

Propane operations and related equipment sales
Balance July 31, 2016	$256,103
Acquisitions	—
Balance July 31, 2017	256,103
Impairment	(10,005)
Balance July 31, 2018	$246,098

Customer related intangible assets have estimated lives of 15 years and non-compete agreements and other intangible assets have estimated lives ranging from five to 10 years. Ferrellgas, L.P. intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles, non-compete agreements and other intangibles carry a weighted average life of 15 and nine years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2018	$31,345
2017	32,148
2016	61,970

Estimated amortization expense:
For the year ended July 31,
2019	$14,388
2020	8,877
2021	8,182
2022	6,810
2023	6,492

I.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of the secured credit facilities borrowings as short-term because they were used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2018 and 2017, $32.8 million and $59.8 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facilities section below.

Long-term debt

Long-term debt consists of the following:

	2018	2017
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (3)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $2,375 and $3,166 at 2018 and 2017, respectively (2)	477,375	478,166
Fair value adjustments related to interest rate swaps	—	471

Secured credit facilities
Variable interest rate, Term Loan, expires May 2023	275,000	—
Variable interest rate, Revolving Facility (net of $59.8 million classified as short-term borrowings at July 31, 2017)	—	185,719

Notes payable
11.2% and 12.0% weighted average interest rate at July 31, 2018 and 2017, respectively, due 2019 to 2025, net of unamortized discount of $977 and $1,128 at July 31, 2018 and 2017, respectively	6,221	5,958
Total debt, excluding unamortized debt issuance and other costs	1,758,596	1,670,314
Unamortized debt issuance and other costs	(28,057)	(18,466)
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,402	2,578
Long-term debt	$1,728,137	$1,649,270

(1)
During November 2010, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021.These notes are general unsecured senior obligations of Ferrellgas, L.P. and are effectively junior to all future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas, L.P. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to May 2019.

(2)
During fiscal 2014, Ferrellgas, L.P. issued $475.0 million in aggregate principal amount of 6.75% senior notes due 2022. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to November 2019.

(3)
During June 2015, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to June 2021.

The scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2019	$2,402
2020	1,671
2021	501,456
2022	475,796
2023	775,426
Thereafter	447
Total	$1,757,198

Secured credit facilities

On May 4, 2018, Ferrellgas, L.P. entered into a new $575.0 million senior secured credit facility (the "Senior Secured Credit Facility") to replace its previous $575.0 million senior secured credit facility that was scheduled to mature in October 2018 (the "Previous Facility"). The Senior Secured Credit Facility consists of a $300.0 million revolving line of credit (the "Revolving Facility") as well as a $275.0 million term loan (the "Term Loan"), which mature on May 4, 2023. Revolving Facility borrowings bear interest at the Prime Rate + 4.75% and Term Loan borrowings bear interest at LIBOR + 5.75%. The Revolving Facility includes a $125.0 million sublimit for the issuance of letters of credit. Borrowings under the Senior Secured Credit Facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions, within certain limits.

The Term Loan does not include any scheduled principal payments and the Revolving Facility does not have any scheduled commitment reductions before maturity; however, the Term Loan requires prepayments pursuant to the following: 1) certain asset sales, 2) 50% of any excess cash flow, as defined by the Term Loan, in any fiscal year beginning with fiscal year 2019, 3) certain insurance proceeds, and 4) certain tax refunds.

The Senior Secured Credit Facility is secured with substantially all of the assets of Ferrellgas, L.P. and its subsidiaries, and Ferrellgas Partners’ and the general partner’s partnership interests in Ferrellgas, L.P., and contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2018, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at a rate of 7.86%, which was classified as long-term debt and $32.8 million under the Revolving Facility at a rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas, L.P. had available borrowing capacity under its Revolving Facility of $159.3 million. As of July 31, 2017, Ferrellgas, L.P. had total borrowings outstanding under its Previous Facility of $245.5 million, of which $185.7 million was classified as long-term debt. Borrowings outstanding at July 31, 2017 under the Previous Facility had a weighted average interest rate of 6.0%. As of July 31, 2017, Ferrellgas, L.P. had available borrowing capacity under its Previous Facility of $190.3 million; however additional borrowings were limited to $67.5 million by a covenant under the Previous Facility.

Letters of credit outstanding at July 31, 2018 and 2017 totaled $107.9 million and $139.2 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At July 31, 2018, Ferrellgas, L.P. had available letter of credit remaining capacity of $17.1 million. At July 31, 2017 Ferrellgas, L.P. had available letter of credit remaining capacity of $60.8 million. Ferrellgas, L.P. incurred commitment fees of $0.7 million, $1.1 million and $1.4 million in fiscal 2018, 2017 and 2016, respectively.

Financial covenants

The agreements governing the operating partnership’s indebtedness contain various covenants that limit Ferrellgas Partners' ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants is the consolidated fixed charge coverage ratio, as defined in the indentures governing the outstanding notes of the operating partnership.

Before a restricted payment (as defined in the indentures governing the outstanding notes of the operating partnership) can be made by the operating partnership to Ferrellgas Partners, the operating partnership must be in compliance with the consolidated fixed charge coverage ratio covenant under the operating partnership indentures. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders or make interest payments on Ferrellgas Partners’ unsecured senior notes due 2020.

The covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership be at least 1.75x before a restricted payment (as defined in the indentures) can be made by the operating partnership. If this ratio were to drop below 1.75x, the indentures allow the operating partnership to make restricted payments with certain limitations. If it were in violation of the covenant as of July 31, 2018, the operating partnership believes that it would have sufficient capacity within these limitations to satisfy the current restricted payment requirements of Ferrellgas Partners through the maturity of the unsecured senior notes due 2020. As of July 31, 2018, the ratio was 1.87x; the margin allows for approximately $8.4 million of additional interest expense or approximately $14.7 million less EBITDA.

Debt and interest expense reduction and refinancing strategy

Ferrellgas, L.P. continues to execute on a strategy to reduce its debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility as mentioned above, amending our accounts receivable securitization facility as discussed in Note G – Accounts and notes receivable, net and accounts receivable securitization, certain asset sales during fiscal 2018, and may include the generation of additional cash flows, organically or through accretive acquisitions, refinancing existing debt agreements, additional asset sales, a reduction in or suspension of Ferrellgas Partners' common unit distributions, the issuance of equity by Ferrellgas Partners or some form of debt exchange.

Termination of interest rate swaps

In May 2012, Ferrellgas, L.P. entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. Ferrellgas, L.P. received 6.5% and paid a one-month LIBOR plus 4.715%, on the $140.0 million swapped. The operating partnership accounted for this agreement as a fair value hedge. On May 3, 2018, Ferrellgas, L.P. terminated this swap and paid the counterparty $4.2 million. Since the interest rate swap terminated involves a hedge of an interest-bearing liability, the senior notes due May 2021, Ferrellgas, L.P. capitalized the fair value of the hedge at termination of $4.2 million and will amortize the balance on a straight-line basis to interest expense over the remaining useful life of the hedged item. See Note L – Derivative instruments and hedging activities for more information.

In May 2012, Ferrellgas, L.P. entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas, L.P.’s Previous Facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas, L.P. paid 1.95% and received variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through May 2018, Ferrellgas, L.P. paid 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas, L.P. accounts for this agreement as a cash flow hedge. On May 3, 2018, Ferrellgas, L.P. terminated this interest rate swap. Ferrellgas, L.P. recorded the immaterial gain immediately to earnings. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows. See Note L – Derivative instruments and hedging activities for more information.

J.  Partners' deficit

Partnership quarterly distributions paid

Ferrellgas, L.P. has paid the following quarterly distributions.

	For the year ended July 31,
	2018	2017	2016
Ferrellgas Partners	$70,246	$102,978	$220,058
General partner	716	1,050	2,246

On August 24, 2018, Ferrellgas, L.P. declared distributions for the three months ended July 31, 2018 to Ferrellgas Partners and the general partner of $9.9 million and $0.1 million, respectively, which were paid on September 14, 2018.

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

Accumulated other comprehensive income (loss) (“AOCI”)

See Note L – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2018 and 2017.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2018, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2017, the general partner made cash contributions of $1.7 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

K.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2018 and 2017:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$22,470	$—	$22,470
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,910)	$—	$(1,910)

July 31, 2017:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$583	$—	$583
Commodity derivatives	$—	$16,212	$—	$16,212
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(707)	$—	$(707)
Commodity derivatives	$—	$(1,258)	$—	$(1,258)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $23.3 million, or $4.2 million less than its carrying amount as of July 31, 2018. The estimated fair value of the Jamex note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At July 31, 2018 and July 31, 2017, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,591.5 million and $1,645.3 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas, L.P.  has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

L.   Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. Prior to the sale of Bridger Energy, LLC in January 2018, all other commodity derivative instruments neither qualified nor were designated as cash flow hedges, therefore, changes in their fair value were recorded currently in earnings. Ferrellgas, L.P. may periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the year ended July 31, 2018 and 2017, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s consolidated balance sheets as of July 31, 2018 and 2017:

	July 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$17,123	Other current liabilities	$1,832
Commodity derivatives-propane	Other assets, net	5,347	Other liabilities	78
	Total	$22,470	Total	$1,910

	July 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$11,061	Other current liabilities	$415
Commodity derivatives-propane	Other assets, net	4,413	Other liabilities	15
Interest rate swap agreements	Prepaid expenses and other current assets	583	Other current liabilities	595
Interest rate swap agreements	Other assets, net	—	Other liabilities	112
Derivatives not designated as hedging instruments
Commodity derivatives-crude oil	Prepaid expenses and other current assets	738	Other current liabilities	828
	Total	$16,795	Total	$1,965

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2018 and July 31, 2017, respectively:

	July 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$2,851	Other current liabilities	$12,308
	Other assets, net	927	Other liabilities	4,235
		$3,778		$16,543

	July 31, 2017
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$1,778	Other current liabilities	$7,729
	Other assets, net	1,631	Other liabilities	3,073
		$3,409		$10,802

During fiscal 2018, Ferrellgas, L.P. terminated the interest rate swaps that were designated as a fair value hedging instrument and cash flow hedging instrument. Upon termination, Ferrellgas, L.P. paid the counterparty $4.2 million. Since the interest rate swap designated as a fair value hedging instrument that was terminated involves a hedge of an interest-bearing liability, the senior notes due May 1, 2021, Ferrellgas, L.P. capitalized the fair value of the hedge at termination of $4.2 million and will amortize the balance on a straight-line basis to interest expense over the remaining useful life of the hedged item, the 2021 Notes. For information on the interest rate swap terminations, see Note I – Debt. The following table provides a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2018, 2017 and 2016 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative			Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,			For the year ended July 31,
		2018	2017	2016	2018	2017	2016
Interest rate swap agreements	Interest expense	$266	$1,319	$1,919	$(6,825)	$(9,100)	$(9,100)

The following tables provide a summary of the effect on Ferrellgas, L.P.'s consolidated statements of comprehensive income for the years ended July 31, 2018, 2017 and 2016 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2018
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$30,231	Cost of product sold- propane and other gas liquids sales	$24,714	$—
Interest rate swap agreements	—	Interest expense	(395)	—
	$30,231		$24,319	$—

	For the year ended July 31, 2017
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$21,659	Cost of product sold- propane and other gas liquids sales	$154	$—
Interest rate swap agreements	866	Interest expense	(2,092)	—
	$22,525		$(1,938)	$—

	For the year ended July 31, 2016
			Amount of Gain (Loss) Reclassified from AOCI into Income
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$4,409	Cost of product sold- propane and other gas liquids sales	$(24,438)	$—
Interest rate swap agreements	(2,620)	Interest expense	(2,864)	—
	$1,789		$(27,302)	$—

The following table provides a summary of the effect on Ferrellgas, L.P.'s consolidated statements of comprehensive income for the year ended July 31, 2018, 2017 and 2016 due to the change in fair value of derivatives not designated as hedging instruments:

	For the year ended July 31, 2018
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

	For the year ended July 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$(425)	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	$1,090	Operating expense

	For the year ended July 31, 2016
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Reclassified in Income
Commodity derivatives - crude oil	$1,084	Cost of sales - midstream operations
Commodity derivatives - vehicle fuel	(4,351)	Operating expense

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2018, 2017 and 2016 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2018	2017	2016
Beginning balance	$14,648	$(9,815)	$(38,906)
Change in value on risk management commodity derivatives	30,231	21,659	4,409
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales, net	(24,714)	(154)	24,438
Change in value on risk management interest rate derivatives	—	866	(2,620)
Reclassification of gains and losses on interest rate hedges to interest expense	395	2,092	2,864
Ending balance	$20,560	$14,648	$(9,815)

Ferrellgas, L.P. expects to reclassify net gains of approximately $15.3 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2018, 2017 and 2016, Ferrellgas, L.P. had no reclassifications to operations resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2018, Ferrellgas, L.P. had financial derivative contracts covering 2.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2018, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is $5.7 million.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2018.

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

	For the year ended July 31,
	2018	2017	2016
Operating expense	$243,407	$228,969	$230,437

General and administrative expense	$28,282	$31,068	$30,239

During the period in which Jamex Marketing, LLC owned at least 5% of the outstanding common units, we entered into the following transactions: on November 13, 2015, we repurchased approximately 2.4 million common units from Jamex Marketing, LLC, for approximately $45.9 million; and, pursuant to the Jamex TLA, Bridger provided crude oil logistics services for Jamex Marketing, LLC, including the purchase, sale, transportation and storage of crude oil by truck, terminal and pipeline. During 2016, Ferrellgas' L.P.'s total revenues from Jamex was $62.6 million. During 2016, Ferrellgas' L.P.'s total cost of sales from Jamex was $3.4 million. Jamex Marketing, LLC did not own 5% or more of Ferrellgas Partners' outstanding common units during 2017, thus they are not disclosed as a related party.

See additional discussions about transactions with the general partner and related parties in Note J – Partners' deficit.

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas has been named, along with several current and former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice.  On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit and the parties are preparing appellate briefs.  At this time the derivative lawsuits remain stayed by agreement. Ferrellgas believes that it has defenses and will vigorously defend these cases. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

Ferrellgas and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damage claims, if ultimately owed to Eddystone, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. The lawsuit is in its early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, Ferrellgas filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, Ferrellgas entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit.

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

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.4 million as of July 31, 2018. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $8.5 million as of July 31, 2018. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2018:

	Future minimum rental and buyout amounts by fiscal year
	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$42,356	$33,137	$26,142	$19,173	$13,867	$16,624

Operating lease buyouts	$3,884	$3,131	$3,526	$6,035	$3,527	$8,540

Rental expense under these leases totaled $50.7 million, $50.0 million and $49.2 million for fiscal 2018, 2017 and 2016, respectively.

Exit costs

During the year ended July 31, 2018, Ferrellgas recognized exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various Midstream dispositions described in Note D – Acquisitions, dispositions and other significant transactions, and for which Ferrellgas does not anticipate any future economic benefit. The $11.8 million charge was recorded in “cost of sales - midstream operations” in the consolidated statements of operations. The following provides the activity in the exit costs liability included in "Other liabilities" within the consolidated balance sheets:

Contract exit costs
July 31, 2017	$—
Net expense	11,804
Cash payments and other	—
July 31, 2018	$11,804

O.   Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust ("ESOT"), which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of operations and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $13.9 million, $15.1 million and $27.6 million during fiscal 2018, 2017 and 2016, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2018, 2017 and 2016 were $3.7 million, $4.2 million and $4.0 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2018, 2017 and 2016, other comprehensive income and other liabilities were adjusted by $0.1 million, $0.5 million and $(0.3) million, respectively.

P.    Segment reporting

As of July 31, 2018, Ferrellgas, L.P. has one reportable operating segment: propane operations and related equipment sales. All remaining activities are included in Corporate and other. (See Note D – Acquisitions, dispositions and other significant transactions.)
The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposals, other income (expense), net, change in fair value of contingent consideration, severance costs, litigation fees and settlements, acquisition and transition expenses, unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments and exit costs associated with contracts related to the Midstream dispositions. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B – Summary of significant accounting policies.
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

Until April 2018, Ferrellgas, L.P. reported two reportable segments which included propane operations and related equipment sales segment and the midstream operations segment. During July 2018, Ferrellgas, L.P. sold substantially all of the midstream operations. As a result of a change in the way management is evaluating results and allocating resources, results of the midstream operations business are now included in the Corporate and other operations for all periods presented and our only reportable segment is Propane operations and related equipment sales.

Following is a summary of segment information for the years ended July 31, 2018, 2017 and 2016.

	Year Ended July 31, 2018
	Propane operations and related equipment sales	Corporate and other	Total

Segment revenues	$1,790,823	$282,319	$2,073,142
Direct costs (1)	1,514,755	316,331	1,831,086
Adjusted EBITDA	$276,068	$(34,012)	$242,056

	Year Ended July 31, 2017
	Propane operations and related equipment sales	Corporate and other	Total

Segment revenues	$1,463,574	$466,703	$1,930,277
Direct costs (1)	1,198,150	501,925	1,700,075
Adjusted EBITDA	$265,424	$(35,222)	$230,202

	Year Ended July 31, 2016
	Propane operations and related equipment sales	Corporate and other	Total

Segment revenues	$1,414,129	$625,238	$2,039,367
Direct costs (1)	1,127,382	566,735	1,694,117
Adjusted EBITDA	$286,747	$58,503	$345,250

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of sales-other", "cost of sales-midstream operations", "operating expense", "general and administrative expense", and "equipment lease expense" less "severance charge", "litigation fees and settlements", "non-cash stock compensation charge", "asset impairments", "change in fair value of contingent consideration", "acquisition and transition expenses", "exit costs associated with contracts related to the Midstream dispositions" and "unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments".

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to consolidated net earnings:

	Year Ended July 31
	2018	2017	2016

Net loss	$(222,146)	$(29,059)	$(655,391)
Income tax benefit	(2,699)	(1,149)	(41)
Interest expense	133,946	127,188	121,818
Depreciation and amortization expense	101,795	103,351	150,513
EBITDA	10,896	200,331	(383,101)
Non-cash employee stock ownership plan compensation charge	13,859	15,088	27,595
Non-cash stock-based compensation charge	—	3,298	9,324
Asset impairments	10,005	—	658,118
Loss on asset sales and disposals	187,399	14,457	30,835
Other income, net	(928)	(1,474)	(110)
Change in fair value of contingent consideration	—	—	(100)
Severance costs	1,663	1,959	1,453
Litigation fees and settlements	6,065	—	—
Acquisition and transition expenses	—	—	99
Unrealized (non-cash) loss (gains) on changes in fair value of derivatives	1,293	(3,457)	1,137
Exit costs associated with contracts - Midstream dispositions	11,804	—	—
Adjusted EBITDA	$242,056	$230,202	$345,250

Following are total assets by segment:

	July 31,	July 31,
	2018	2017
Assets
Propane operations and related equipment sales	$1,196,084	$1,194,905
Corporate and other	167,162	415,043
Total consolidated assets	$1,363,246	$1,609,948

Following are capital expenditures by segment (unaudited):

	Year Ended July 31, 2018
	Propane operations and related equipment sales	Corporate and other	Total

Capital expenditures:
Maintenance	$23,979	$3,584	$27,563
Growth	51,229	1,255	52,484
Total	$75,208	$4,839	$80,047

	Year Ended July 31, 2017
	Propane operations and related equipment sales	Corporate and other	Total

Capital expenditures:
Maintenance	$13,330	$3,808	$17,138
Growth	28,912	315	29,227
Total	$42,242	$4,123	$46,365

	Year Ended July 31, 2016
	Propane operations and related equipment sales	Corporate and other	Total

Capital expenditures:
Maintenance	$13,487	$3,390	$16,877
Growth	32,906	63,152	96,058
Total	$46,393	$66,542	$112,935

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

For the year ended July 31, 2018	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$454,655	$755,156	$515,810	$347,521
Gross margin from propane and other gas liquids sales (a)	123,243	229,321	190,883	126,115
Gross margin from midstream operations (b)	12,635	10,209	8,077	(4,161)
Net earnings (loss) (c)	$(39,699)	$6,847	$19,840	$(209,134)

For the year ended July 31, 2017	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$379,542	$579,250	$538,109	$433,376
Gross margin from propane and other gas liquids sales (a)	123,187	202,346	171,950	126,774
Gross margin from midstream operations (b)	13,402	9,763	7,909	6,190
Net earnings (loss)	$(39,440)	$42,600	$15,395	$(47,614)

For the year ended July 31, 2016	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$471,146	$649,238	$509,472	$409,511
Gross margin from propane and other gas liquids sales (a)	123,550	202,027	186,668	125,690
Gross margin from midstream operations (b)	40,066	39,890	33,572	40,476
Net earnings (loss) (c)	$(76,536)	$62,187	$23,049	$(664,091)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”

(b)	Gross margin from "Midstream operations" represents "Revenues - midstream operations" less "Cost of sales - midstream operations."

(c)	Includes asset impairment charges of $10.0 million in the second quarter of fiscal 2018 and $29.3 million and $628.8 million in the first and fourth quarters of fiscal 2016, respectively.

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of July 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$119,133	$1	$174	$—	$—	$119,308
Accounts and notes receivable	(3,420)	—	9,395	120,079	—	126,054
Intercompany receivables	15,660	—	—	—	(15,660)	—
Inventories	83,694	—	—	—	—	83,694
Prepaid expenses and other current assets	34,050	—	775	5	—	34,830
Total current assets	249,117	1	10,344	120,084	(15,660)	363,886

Property, plant and equipment, net	557,689	—	34	—	—	557,723
Goodwill	246,098	—	—	—	—	246,098
Intangible assets, net	120,951	—	—	—	—	120,951
Investments in consolidated subsidiaries	59,937	—	—	—	(59,937)	—
Other assets, net	63,411	—	9,961	1,216	—	74,588
Total assets	$1,297,203	$1	$20,339	$121,300	$(75,597)	$1,363,246

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$45,171	$—	$1,547	$102	$—	$46,820
Short-term borrowings	32,800	—	—	—	—	32,800
Collateralized note payable	—	—	—	58,000	—	58,000
Intercompany payables	—	—	(143)	15,803	(15,660)	—
Other current liabilities	131,702	—	6,036	353	—	138,091
Total current liabilities	209,673	—	7,440	74,258	(15,660)	275,711

Long-term debt	1,728,137	—	—	—	—	1,728,137
Other liabilities	39,471	—	5	—	—	39,476
Contingencies and commitments

Partners' capital (deficit):
Partners' equity (deficit)	(700,811)	1	12,894	47,042	(59,937)	(700,811)
Accumulated other comprehensive income	20,733	—	—	—	—	20,733
Total partners' capital (deficit)	(680,078)	1	12,894	47,042	(59,937)	(680,078)
Total liabilities and partners' capital (deficit)	$1,297,203	$1	$20,339	$121,300	$(75,597)	$1,363,246

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of July 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,327	$1	$373	$—	$—	$5,701
Accounts and notes receivable	(3,132)	—	58,618	109,598	—	165,084
Intercompany receivables	39,877	—	—	—	(39,877)	—
Inventories	78,963	—	13,589	—	—	92,552
Prepaid expenses and other current assets	26,106	—	7,314	6	—	33,426
Total current assets	147,141	1	79,894	109,604	(39,877)	296,763

Property, plant and equipment, net	537,582	—	194,341	—	—	731,923
Goodwill	246,098	—	10,005	—	—	256,103
Intangible assets, net	128,209	—	122,893	—	—	251,102
Intercompany receivables	450,000	—	—	—	(450,000)	—
Investments in consolidated subsidiaries	(53,915)	—	—	—	53,915	—
Other assets, net	35,862	—	37,618	577	—	74,057
Total assets	$1,490,977	$1	$444,751	$110,181	$(435,962)	$1,609,948

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$44,026	$—	$41,345	$190	$—	$85,561
Short-term borrowings	59,781	—	—	—	—	59,781
Collateralized note payable	—	—	—	69,000	—	69,000
Intercompany payables	—	—	41,645	(1,768)	(39,877)	—
Other current liabilities	118,039	—	3,776	201	—	122,016
Total current liabilities	221,846	—	86,766	67,623	(39,877)	336,358

Long-term debt	1,649,139	—	450,131	—	(450,000)	1,649,270
Other liabilities	26,790	—	4,300	28	—	31,118
Contingencies and commitments

Partners' capital (deficit):
Partners' equity (deficit)	(421,562)	1	(96,446)	42,530	53,915	(421,562)
Accumulated other comprehensive income	14,764	—	—	—	—	14,764
Total partners' capital (deficit)	(406,798)	1	(96,446)	42,530	53,915	(406,798)
Total liabilities and partners' capital (deficit)	$1,490,977	$1	$444,751	$110,181	$(435,962)	$1,609,948

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the year ended July 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,642,155	$—	$821	$—	$—	$1,642,976
Midstream operations	—	—	282,319	—	—	282,319
Other	72,954	—	74,893	—	—	147,847
Total revenues	1,715,109	—	358,033	—	—	2,073,142

Costs and expenses:
Cost of sales - propane and other gas liquids sales	972,467	—	947	—	—	973,414
Cost of sales - midstream operations	—	—	255,559	—	—	255,559
Cost of sales - other	10,111	—	58,543	—	—	68,654
Operating expense	436,962	—	37,617	4,755	(7,586)	471,748
Depreciation and amortization expense	75,163	—	26,317	315	—	101,795
General and administrative expense	48,337	5	5,922	—	—	54,264
Equipment lease expense	27,939	—	333	—	—	28,272
Non-cash employee stock ownership plan compensation charge	13,859	—	—	—	—	13,859
Asset impairments	—	—	10,005	—	—	10,005
Loss on asset sales and disposals	8,978	—	178,421	—	—	187,399

Operating income (loss)	121,293	(5)	(215,631)	(5,070)	7,586	(91,827)

Interest expense	(86,646)	—	(43,247)	(4,053)	—	(133,946)
Other income (expense), net	(234)	—	1,162	7,586	(7,586)	928

Earnings (loss) before income taxes	34,413	(5)	(257,716)	(1,537)	—	(224,845)

Income tax expense (benefit)	222	—	(2,921)	—	—	(2,699)
Equity in earnings (loss) of subsidiaries	(256,337)	—	—	—	256,337	—

Net earnings (loss)	(222,146)	(5)	(254,795)	(1,537)	256,337	(222,146)

Other comprehensive income	5,969	—	—	—	—	5,969

Comprehensive income (loss)	$(216,177)	$(5)	$(254,795)	$(1,537)	$256,337	$(216,177)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the year ended July 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,318,412	$—	$—	$—	$—	$1,318,412
Midstream operations	—	—	466,703	—	—	466,703
Other	69,962	—	75,200	—	—	145,162
Total revenues	1,388,374	—	541,903	—	—	1,930,277

Costs and expenses:
Cost of sales - propane and other gas liquids sales	694,155	—	—	—	—	694,155
Cost of sales - midstream operations	—	—	429,439	—	—	429,439
Cost of sales - other	8,473	—	58,794	—	—	67,267
Operating expense	398,584	—	38,188	95	(4,455)	432,412
Depreciation and amortization expense	72,919	—	30,183	249	—	103,351
General and administrative expense	44,810	5	4,663	—	—	49,478
Equipment lease expense	28,560	—	564	—	—	29,124
Non-cash employee stock ownership plan compensation charge	15,088	—	—	—	—	15,088
Loss on asset sales and disposals	9,198	—	5,259	—	—	14,457

Operating income (loss)	116,587	(5)	(25,187)	(344)	4,455	95,506

Interest expense	(80,866)	—	(43,839)	(2,480)	(3)	(127,188)
Other income (expense), net	850	—	624	4,452	(4,452)	1,474

Earnings (loss) before income taxes	36,571	(5)	(68,402)	1,628	—	(30,208)

Income tax expense (benefit)	217	—	(1,366)	—	—	(1,149)
Equity in earnings (loss) of subsidiaries	(65,413)	—	—	—	65,413	—

Net earnings (loss)	(29,059)	(5)	(67,036)	1,628	65,413	(29,059)

Other comprehensive income	25,324	—	—	—	—	25,324

Comprehensive income (loss)	$(3,735)	$(5)	$(67,036)	$1,628	$65,413	$(3,735)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the year ended July 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,202,368	$—	$—	$—	$—	$1,202,368
Midstream operations	—	—	625,238	—	—	625,238
Other	73,200	—	138,561	—	—	211,761
Total revenues	1,275,568	—	763,799	—	—	2,039,367

Costs and expenses:
Cost of sales - propane and other gas liquids sales	564,433	—	—	—	—	564,433
Cost of sales - midstream operations	(1,545)	—	472,779	—	—	471,234
Cost of sales - other	8,867	—	117,370	—	—	126,237
Operating expense	399,680	—	58,789	4,028	(3,319)	459,178
Depreciation and amortization expense	75,059	—	75,212	242	—	150,513
General and administrative expense	50,592	7	5,516	—	—	56,115
Equipment lease expense	28,322	—	511	—	—	28,833
Non-cash employee stock ownership plan compensation charge	27,595	—	—	—	—	27,595
Asset impairments	—	—	658,118	—	—	658,118
Loss on asset sales and disposals	9,180	—	21,655	—	—	30,835

Operating income (loss)	113,385	(7)	(646,151)	(4,270)	3,319	(533,724)

Interest expense	(77,493)	—	(42,325)	(2,186)	186	(121,818)
Other income (expense), net	110	—	—	3,505	(3,505)	110

Earnings (loss) before income taxes	36,002	(7)	(688,476)	(2,951)	—	(655,432)

Income tax expense (benefit)	839	—	(880)	—	—	(41)
Equity in earnings (loss) of subsidiaries	(690,554)	—	—	—	690,554	—

Net earnings (loss)	(655,391)	(7)	(687,596)	(2,951)	690,554	(655,391)

Other comprehensive income (loss)	28,758	—	—	—	—	28,758

Comprehensive income (loss)	$(626,633)	$(7)	$(687,596)	$(2,951)	$690,554	$(626,633)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$139,294	$(5)	$(48,708)	$3,573	$11,000	$105,154

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(18,141)	—	—	—	—	(18,141)
Capital expenditures	(81,114)	—	(3,805)	—	—	(84,919)
Proceeds from sale of assets, dispositions and other	7,327	—	145,260	—	—	152,587
Cash collected for purchase of interest in accounts receivable	—	—	—	1,226,211	(1,226,211)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(1,215,211)	1,215,211	—
Net changes in advances with consolidated entities	96,514	—	—	—	(96,514)	—
Other	—	—	—	—	—	—
Net cash provided by (used in) investing activities	4,586	—	141,455	11,000	(107,514)	49,527

Cash flows from financing activities:
Distributions	(70,962)	—	—	—	—	(70,962)
Proceeds from issuance of long-term debt	323,680	—	—	—	—	323,680
Payments on long-term debt	(212,920)	—	—	—	—	(212,920)
Net reductions in short-term borrowings	(51,379)	—	—	—	—	(51,379)
Net additions to collateralized short-term borrowings	—	—	—	(11,000)	—	(11,000)
Net changes in advances with parent	—	5	(92,946)	(3,573)	96,514	—
Cash paid for financing costs	(18,493)	—	—	—	—	(18,493)
Net cash provided by (used in) financing activities	(30,074)	5	(92,946)	(14,573)	96,514	(41,074)

Increase (decrease) in cash and cash equivalents	113,806	—	(199)	—	—	113,607
Cash and cash equivalents - beginning of year	5,327	1	373	—	—	5,701
Cash and cash equivalents - end of year	$119,133	$1	$174	$—	$—	$119,308

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$185,640	$(5)	$(36,297)	$4,410	$(5,000)	$148,748

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,539)	—	—	—	—	(3,539)
Capital expenditures	(49,107)	—	(1,365)	—	—	(50,472)
Proceeds from sale of assets, dispositions and other	8,510	—	—	—	—	8,510
Cash collected for purchase of interest in accounts receivable	—	—	—	1,011,244	(1,011,244)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(1,016,244)	1,016,244	—
Net changes in advances with consolidated entities	(33,573)	—	—	360	33,213	—
Other	(37)	—	—	—	—	(37)
Net cash used in investing activities	(77,746)	—	(1,365)	(4,640)	38,213	(45,538)

Cash flows from financing activities:
Distributions	(119,879)	—	—	—	—	(119,879)
Contributions	167,843	—	—	—	—	167,843
Proceeds from issuance of long-term debt	62,864	—	—	—	—	62,864
Payments on long-term debt	(174,292)	—	—	—	—	(174,292)
Net reductions to short-term borrowings	(41,510)	—	—	—	—	(41,510)
Net additions in collateralized short-term borrowings	—	—	—	5,000	—	5,000
Net changes in advances with parent	—	5	37,618	(4,410)	(33,213)	—
Cash paid for financing costs	(2,065)	—	—	(360)	—	(2,425)
Net cash provided by (used in) financing activities	(107,039)	5	37,618	230	(33,213)	(102,399)

Increase (decrease) in cash and cash equivalents	855	—	(44)	—	—	811
Cash and cash equivalents - beginning of year	4,472	1	417	—	—	4,890
Cash and cash equivalents - end of year	$5,327	$1	$373	$—	$—	$5,701

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31, 2016
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$102,569	$(9)	$89,728	$14,456	$6,000	$212,744

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(15,144)	—	—	—	—	(15,144)
Capital expenditures	(52,501)	—	(65,017)	—	—	(117,518)
Proceeds from sale of assets, dispositions and other	17,089	—	—	—	—	17,089
Cash collected for purchase of interest in accounts receivable	—	—	—	946,804	(946,804)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(940,804)	940,804	—
Net changes in advances with consolidated entities	38,759	—	—	—	(38,759)	—
Other	(286)	—	—	—	—	(286)
Net cash provided by (used in) investing activities	(12,083)	—	(65,017)	6,000	(44,759)	(115,859)

Cash flows from financing activities:
Distributions	(269,541)	—	—	—	—	(269,541)
Contributions	30	—	—	—	—	30
Proceeds from issuance of long-term debt	168,117	—	—	—	—	168,117
Payments on long-term debt	(14,959)	—	—	—	—	(14,959)
Net additions to short-term borrowings	25,972	—	—	—	—	25,972
Net reductions in collateralized short-term borrowings	—	—	—	(6,000)	—	(6,000)
Net changes in advances with parent	—	9	(24,314)	(14,454)	38,759	—
Cash paid for financing costs	(1,214)	—	—	—	—	(1,214)
Net cash provided by (used in) financing activities	(91,595)	9	(24,314)	(20,454)	38,759	(97,595)

Effect of exchange rate changes on cash	2	—	—	(2)	—	—

Increase (decrease) in cash and cash equivalents	(1,107)	—	397	—	—	(710)
Cash and cash equivalents - beginning of year	5,579	1	20	—	—	5,600
Cash and cash equivalents - end of year	$4,472	$1	$417	$—	$—	$4,890

S.  Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Ferrellgas Finance Corp.
Opinion on the financial statements
We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2018 and 2017, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2013.

Kansas City, Missouri
September 27, 2018

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
BALANCE SHEETS
	July 31,
	2018	2017
ASSETS

Cash	$1,100	$1,100
Prepaid expenses and other current assets	1,500	1,500
Total assets	$2,600	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	72,552	67,336

Accumulated deficit	(70,952)	(65,736)
Total stockholder's equity	$2,600	$2,600
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF OPERATIONS
	For the year ended July 31,
	2018	2017	2016

General and administrative expense	$5,216	$5,516	$7,053

Net loss	$(5,216)	$(5,516)	$(7,053)
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY
			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity

July 31, 2015	1,000	$1,000	$53,267	$(53,167)	$1,100
Capital contribution	—	—	8,553	—	8,553
Net loss	—	—	—	(7,053)	(7,053)
July 31, 2016	1,000	1,000	61,820	(60,220)	2,600
Capital contribution	—	—	5,516	—	5,516
Net loss	—	—	—	(5,516)	(5,516)
July 31, 2017	1,000	1,000	67,336	(65,736)	2,600
Capital contribution	—	—	5,216	—	5,216
Net loss	—	—	—	(5,216)	(5,216)
July 31, 2018	1,000	$1,000	$72,552	$(70,952)	$2,600
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF CASH FLOWS
	For the year ended July 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(5,216)	$(5,516)	$(7,053)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	—	(1,500)
Cash used in operating activities	(5,216)	(5,516)	(8,553)

Cash flows from financing activities:
Capital contribution	5,216	5,516	8,553
Cash provided by financing activities	5,216	5,516	8,553

Change in cash	—	—	—
Cash - beginning of year	1,100	1,100	1,100
Cash - end of year	$1,100	$1,100	$1,100

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

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of July 31, 2018, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $19,263 associated with the net operating loss carryforward of $71,344 generated prior to fiscal 2018, which expires at various dates through July 31, 2037, a valuation allowance has been provided on the full amount of the deferred tax asset. The net operating loss carryforwards generated during and after fiscal 2018 are carried forward indefinitely. Accordingly, there is no net deferred tax benefit for fiscal 2018, 2017 or 2016, and there is no net deferred tax asset as of July 31, 2018 and 2017.

D.    Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2018 and 2017 and Statements of Operations and Cash Flows for the years ended July 31, 2018, 2017 and 2016	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2018, 2017 and 2016	S-4

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2018, 2017 and 2016	S-5

		Schedule 1
FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)
	July 31,
	2018	2017
ASSETS

Cash and cash equivalents	$3	$59
Prepaid expenses and other current assets	23	4
Total assets	$26	$63

LIABILITIES AND PARTNERS' DEFICIT

Other current liabilities	$3,925	$4,250

Long-term debt	350,500	346,525
Investment in Ferrellgas, L.P.	673,386	402,866

Partners' deficit
Common unitholders (97,152,665 units outstanding at 2018 and 2017)	(978,503)	(701,188)
General partner unitholder (989,926 units outstanding at 2018 and 2017)	(69,792)	(66,991)
Accumulated other comprehensive income	20,510	14,601
Total Ferrellgas Partners, L.P. partners' deficit	(1,027,785)	(753,578)
Total liabilities and partners' deficit	$26	$63

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF OPERATIONS
(in thousands)
	For the year ended July 31,
	2018	2017	2016
Equity in loss of Ferrellgas, L.P.	$(219,902)	$(28,765)	$(648,771)
Operating, general and administrative expense	137	139	520

Operating loss	(220,039)	(28,904)	(649,291)

Interest expense	(34,521)	(25,297)	(16,119)
Income tax expense	21	6	5
Net loss	$(254,581)	$(54,207)	$(665,415)

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss attributable to Ferrellgas Partners, L.P.	$(254,581)	$(54,207)	$(665,415)
Reconciliation of net loss to net cash used in operating activities:
Other	3,673	3,982	(1,743)
Equity in loss of Ferrellgas, L.P.	219,902	28,765	648,771
Net cash used in operating activities	(31,006)	(21,460)	(18,387)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	70,246	118,829	266,818
Cash contributed to Ferrellgas, L.P.	—	(166,148)	—
Net cash provided by (used in) investing activities	70,246	(47,319)	266,818

Cash flows from financing activities:
Distributions paid to common and general partner unitholders	(39,254)	(79,733)	(204,160)
Cash paid for financing costs	(42)	(3,653)	—
Proceeds from issuance of long-term debt	—	168,000	—
Repurchase of common units (including fees of $34 for the year ended July 31, 2016)	—	(15,851)	(46,432)
Proceeds from exercise of common unit options	—	—	182
Cash contribution from general partners in connection with common unit issuances	—	—	2
Net cash provided by (used in) financing activities	(39,296)	68,763	(250,408)

Decrease in cash and cash equivalents	(56)	(16)	(1,977)
Cash and cash equivalents - beginning of year	59	75	2,052
Cash and cash equivalents - end of year	$3	$59	$75

					Schedule II
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2018

Allowance for doubtful accounts	$1,976	$1,778	$(1,299)	(1)	$2,455

Year ended July 31, 2017

Allowance for doubtful accounts	$5,526	$7	$(3,557)	(1)	$1,976

Year ended July 31, 2016

Allowance for doubtful accounts	$4,816	$1,703	$(993)	(1)	$5,526

(1)	Uncollectible accounts written off, net of recoveries.

					Schedule II
FERRELLGAS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2018

Allowance for doubtful accounts	$1,976	$1,778	$(1,299)	(1)	$2,455

Year ended July 31, 2017

Allowance for doubtful accounts	$5,526	$7	$(3,557)	(1)	$1,976

Year ended July 31, 2016

Allowance for doubtful accounts	$4,816	$1,703	$(993)	(1)	$5,526

(1)	Uncollectible accounts written off, net of recoveries.