Form 10-Q
period 2018-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2018-12-06
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At November 30, 2018, the registrants had common units or shares of common stock outstanding as follows:

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	October 31, 2018	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$63,188	$119,311
Accounts and notes receivable, net (including $137,560 and $120,079 of accounts receivable pledged as collateral at October 31, 2018 and July 31, 2018, respectively)	136,189	126,054
Inventories	106,560	83,694
Prepaid expenses and other current assets	34,003	34,862
Total current assets	339,940	363,921

Property, plant and equipment, net	566,078	557,723
Goodwill, net	247,478	246,098
Intangible assets (net of accumulated amortization of $403,690 and $399,629 at October 31, 2018 and July 31, 2018, respectively)	117,452	120,951
Other assets, net	72,842	74,588
Total assets	$1,343,790	$1,363,281

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$59,664	$46,820
Short-term borrowings	—	32,800
Collateralized note payable	90,000	58,000
Other current liabilities	185,968	142,025
Total current liabilities	335,632	279,645

Long-term debt	2,081,243	2,078,637
Other liabilities	38,654	39,476
Contingencies and commitments (Note K)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at October 31, 2018 and July 31, 2018)	(1,041,971)	(978,503)
General partner unitholder (989,926 units outstanding at October 31, 2018 and July 31, 2018)	(70,433)	(69,792)
Accumulated other comprehensive income	8,050	20,510
Total Ferrellgas Partners, L.P. partners' deficit	(1,104,354)	(1,027,785)
Noncontrolling interest	(7,385)	(6,692)
Total partners' deficit	(1,111,739)	(1,034,477)
Total liabilities and partners' deficit	$1,343,790	$1,363,281
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	For the three months ended October 31,
	2018	2017
Revenues:
Propane and other gas liquids sales	$334,966	$302,758
Midstream operations	—	120,760
Other	17,343	31,137
Total revenues	352,309	454,655

Costs and expenses:
Cost of sales - propane and other gas liquids sales	204,136	179,515
Cost of sales - midstream operations	—	108,125
Cost of sales - other	3,047	13,702
Operating expense	110,331	110,462
Depreciation and amortization expense	18,992	25,732
General and administrative expense	14,179	13,164
Equipment lease expense	7,863	6,741
Non-cash employee stock ownership plan compensation charge	2,748	3,962
Loss on asset sales and disposals	4,504	895

Operating loss	(13,491)	(7,643)

Interest expense	(43,878)	(40,807)
Other income, net	19	511

Loss before income taxes	(57,350)	(47,939)

Income tax expense	158	377

Net loss	(57,508)	(48,316)

Net loss attributable to noncontrolling interest	(493)	(401)

Net loss attributable to Ferrellgas Partners, L.P.	(57,015)	(47,915)

Less: General partner's interest in net loss	(570)	(479)

Common unitholders' interest in net loss	$(56,445)	$(47,436)

Basic and diluted net loss per common unit	$(0.58)	$(0.49)

Cash distributions declared per common unit	$—	$0.10
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended October 31,
	2018	2017

Net loss	$(57,508)	$(48,316)
Other comprehensive income (loss):
Change in value of risk management derivatives	(8,154)	22,449
Reclassification of gains on derivatives to earnings, net	(4,433)	(3,949)
Other comprehensive income (loss)	(12,587)	18,500
Comprehensive loss	(70,095)	(29,816)
Less: Comprehensive loss attributable to noncontrolling interest	(620)	(215)
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(69,475)	$(29,601)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder			Non-controlling interest
Balance at July 31, 2018	97,152.7	989.9	$(978,503)	$(69,792)	$20,510	$(1,027,785)	$(6,692)	$(1,034,477)
Contributions in connection with non-cash ESOP compensation charges	—	—	2,693	27	—	2,720	28	2,748
Distributions	—	—	(9,716)	(98)	—	(9,814)	(101)	(9,915)
Net loss	—	—	(56,445)	(570)	—	(57,015)	(493)	(57,508)
Other comprehensive loss	—	—	—	—	(12,460)	(12,460)	(127)	(12,587)
Balance at October 31, 2018	97,152.7	989.9	$(1,041,971)	$(70,433)	$8,050	$(1,104,354)	$(7,385)	$(1,111,739)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(57,508)	$(48,316)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	18,992	25,732
Non-cash employee stock ownership plan compensation charge	2,748	3,962
Loss on asset sales and disposals	4,504	895
Unrealized gain on derivative instruments	—	1,607
Provision for doubtful accounts	519	693
Deferred income tax expense	150	364
Other	3,193	2,238
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(10,654)	(23,862)
Inventories	(22,866)	(33,160)
Prepaid expenses and other current assets	(6,391)	(6,936)
Accounts payable	13,159	13,496
Accrued interest expense	31,987	32,438
Other current liabilities	6,677	39,550
Other assets and liabilities	(2,124)	(768)
Net cash provided by (used in) operating activities	(17,614)	7,933

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,625)	(13,867)
Capital expenditures	(23,433)	(20,154)
Proceeds from sale of assets	1,061	1,208
Other	(292)	—
Net cash used in investing activities	(27,289)	(32,813)

Cash flows from financing activities:
Distributions	(9,814)	(9,813)
Proceeds from issuance of long-term debt	—	23,580
Payments on long-term debt	(281)	(281)
Net reductions in short-term borrowings	(32,800)	(5,879)
Net additions to collateralized short-term borrowings	32,000	19,000
Cash paid for financing costs	(224)	(287)
Noncontrolling interest activity	(101)	(100)
Net cash provided by (used in) financing activities	(11,220)	26,220

Net change in cash and cash equivalents	(56,123)	1,340
Cash and cash equivalents - beginning of period	119,311	5,760
Cash and cash equivalents - end of period	$63,188	$7,100
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of October 31, 2018, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the three months ended October 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2019.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas' Annual Report on Form 10-K for fiscal 2018.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. Upon adoption, Ferrellgas applied ASU 2014-09 only to contracts that were not completed, referred to as open contracts.

Ferrellgas adopted ASU 2014-09 beginning on August 1, 2018 using the modified retrospective method. This method requires that the cumulative effect of initially applying ASU 2014-09 be recognized in partner’s deficit at the date of adoption, August 1, 2018. ASU 2014-09 has not materially impacted Ferrellgas’ consolidated financial statements, and as a result there was no cumulative effect to record as of the date of adoption. Results for reporting periods beginning after August 1, 2018 are presented under ASU 2014-09, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods. See Note G - Revenue from contracts with customers for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under ASU 2014-09.
FASB Accounting Standard Update No. 2016-02
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas is currently evaluating the impact of its pending adoption of ASU 2016-02 on the consolidated financial statements. Ferrellgas has formed an implementation team, completed training on the new standard, and is working on its implementation process for the new standard. Ferrellgas believes that the adoption of this standard, which will be effective for Ferrellgas August 1, 2019, will result in material increases to right of use assets and lease liabilities on our consolidated balance sheet.

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

FASB Accounting Standard Update No. 2018-15
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which is intended to clarify the accounting for implementation costs related to a cloud computing arrangement that is a service contract. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Ferrellgas is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

C. Supplemental financial statement information

Inventories consist of the following:

	October 31, 2018	July 31, 2018
Propane gas and related products	$93,195	$71,180
Appliances, parts and supplies, and other	13,365	12,514
Inventories	$106,560	$83,694

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2018, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 32.0 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	October 31, 2018	July 31, 2018
Notes receivable, less current portion	$27,569	$27,491
Other	45,273	47,097
Other assets, net	$72,842	$74,588

Other current liabilities consist of the following:

	October 31, 2018	July 31, 2018
Accrued interest	$54,210	$22,222
Customer deposits and advances	34,056	22,829
Other	97,702	96,974
Other current liabilities	$185,968	$142,025

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2018	2017
Operating expense	$47,443	$43,314
Depreciation and amortization expense	1,072	1,112
Equipment lease expense	7,519	6,069
Total shipping and handling expenses	$56,034	$50,495

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2018	2017
Cash paid for:
Interest	$8,930	$6,129
Income taxes	$2	$6
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,096	$1,232
Change in accruals for property, plant and equipment additions	$(315)	$140

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2018	July 31, 2018
Accounts receivable pledged as collateral	$137,560	$120,079
Accounts receivable	1,191	8,272
Note receivable - current portion	132	132
Other	27	26
Less: Allowance for doubtful accounts	(2,721)	(2,455)
Accounts and notes receivable, net	$136,189	$126,054

At October 31, 2018, $137.6 million of trade accounts receivable were pledged as collateral against $90.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2018, $120.1 million of trade accounts receivable were pledged as collateral against $58.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2018, Ferrellgas had received cash proceeds of $90.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2018, Ferrellgas had received cash proceeds of $58.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.3% and 5.2% as of October 31, 2018 and July 31, 2018, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classifies borrowings on the revolving line of credit portion of its Senior Secured Credit Facility as short-term because they are used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of October 31, 2018, there were no amounts classified as short-term borrowings. As of July 31, 2018, $32.8 million was classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facilities

As of October 31, 2018, the operating partnership had borrowings of $275.0 million under the Term Loan at a rate of 8.01%, which was classified as long-term debt, and no borrowings under the Revolving Facility. As of October 31, 2018, Ferrellgas had available borrowing capacity under its Revolving Facility of $186.9 million. As of July 31, 2018, the operating partnership had borrowings of $275.0 million under the Term Loan at a rate of 7.86%, which was classified as long-term debt, and $32.8 million under the Revolving Facility at a rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas had available borrowing capacity under its Revolving Facility of $159.3 million.

Letters of credit outstanding at October 31, 2018 and July 31, 2018 totaled $113.1 million and $107.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At October 31, 2018, Ferrellgas had available letter of credit remaining capacity of $11.9 million. At July 31, 2018, Ferrellgas had available letter of credit remaining capacity of $17.1 million.

Debt and interest expense reduction and refinancing strategy

Ferrellgas continues to execute on a strategy to further reduce its debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility and amending its accounts receivable securitization facility in May 2018 and certain asset sales during fiscal 2018. Ferrellgas continues to evaluate all available options to address its leverage.

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

This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows Ferrellgas Partners to make restricted payments of up to $50.0 million in total over a sixteen quarter period while below this ratio. As of October 31, 2018, the ratio was 1.40x. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018 while this ratio was less than 1.75x, Ferrellgas Partners is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions will be paid to common unitholders in December 2018 for the three months ended October 31, 2018. Unless this indenture is amended or replaced, or our consolidated fixed charge coverage ratio improves to at least 1.75x this covenant will continue to restrict us from making common unit distributions for our quarter ending January 31, 2019 and beyond.

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

The covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership be at least 1.75x before a restricted payment (as defined in the indentures) can be made by the operating partnership. If this ratio were to drop below 1.75x, the indentures allow the operating partnership to make restricted payments with certain limitations. If it were in violation of the covenant as of October 31, 2018, the operating partnership believes that it would have sufficient capacity within these limitations to satisfy the current restricted payment requirements of Ferrellgas Partners through the maturity of the unsecured senior notes due 2020. As of October 31, 2018, the ratio was 1.77x; the margin allows for approximately $1.1 million of additional interest expense or approximately $2.0 million less EBITDA.

F.  Partners' deficit

As of October 31, 2018 and July 31, 2018, Ferrellgas Partners limited partner units, which are listed on the New York Stock Exchange under the symbol “FGP,” were beneficially owned by the following:

	October 31, 2018	July 31, 2018
Public common unitholders	69,612,939	69,612,939
Ferrell Companies (1)	22,529,361	22,529,361
FCI Trading Corp. (2)	195,686	195,686
Ferrell Propane, Inc. (3)	51,204	51,204
James E. Ferrell (4)	4,763,475	4,763,475

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at October 31, 2018.
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

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended October 31,
	2018	2017
Public common unitholders	$6,962	$6,961
Ferrell Companies	2,253	2,253
FCI Trading Corp.	20	20
Ferrell Propane, Inc.	5	5
James E. Ferrell	476	476
General partner	98	98
	$9,814	$9,813

Ferrellgas Partners paid cash distributions during the three months ended October 31, 2018 and 2017 as detailed in the table above. Ferrellgas Partners did not declare a cash distribution during November 2018 related to the three months ended October 31, 2018. As discussed in Note E – Debt, Ferrellgas Partners was not in compliance with the consolidated fixed charge coverage ratio under its note indenture, and thus was unable to make restricted payments, including distributions to unitholders.
See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2018 and 2017.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2018, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

During the three months ended October 31, 2017, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

G. Revenue from contracts with customers
Ferrellgas adopted ASU 2014-09 beginning on August 1, 2018 using the modified retrospective method. Ferrellgas earns revenue from contracts with customers primarily through the distribution of propane, as well as through the sale of propane related equipment and supplies. Revenues from propane and other gas liquids sales are comprised of revenue earned from the delivery of propane to tanks on customers’ premises, delivery of propane filled cylinders to customers, or from the sale of portable propane tanks to nationwide and local retailers and end use customers. Other revenues primarily include sales of appliances and other materials as well as other fees charged to customers. Upon adoption, Ferrellgas applied ASU 2014-09 only to contracts that were not completed.
Contracts with customers
Ferrellgas’ contracts with customers are principally for the bulk delivery of propane to tanks, delivery of propane filled cylinders or the delivery of portable propane tanks to retailers. Ferrellgas sells propane to a wide variety of customers, including residential, industrial/commercial, portable tank exchange, agricultural, wholesale and others. Ferrellgas’ performance obligations in these contracts are generally limited to the delivery of propane thus revenues from these contracts are earned at the time product is delivered or in the case of some of Ferrellgas’ portable tank exchange retailers who have consignment agreements, at the time the tanks are sold to the end use customer. Payment is generally due within 30 days. Revenues from sales of propane are included in Propane and other gas liquids sales on the consolidated statements of operations.

Typically, Ferrellgas bills customers upon delivery and payment is generally due within 30 days. With its residential customers, Ferrellgas offers customers the ability to spread their annual heating costs over a longer period, typically twelve months. Customers who opt to spread their heating costs over a longer period are referred to as “even-pay” customers.
Ferrellgas charges other amounts to customers associated with the delivery of propane including hazardous materials fees and fuel surcharge fees. In some regions, Ferrellgas also sells appliances and related parts and fittings as well as other retail propane related services. Ferrellgas charges on an annual basis tank and equipment rental charges for customers that are using our equipment to store propane. Other revenues associated with deliveries of propane are earned at the time product is delivered. Revenues associated with sales of appliances and other materials or services are earned at the time of delivery or installation. Revenues associated with tank and equipment rentals are generally recognized on a straight-line basis over one year.
Accounting estimates related to recognition of revenue require that Ferrellgas make estimates and assumptions about various factors including credits issued for completed sales, future returns and total consideration payable in instances where we have customer incentives payable to the customer.
Disaggregation of revenue
Ferrellgas disaggregates revenues based upon the type of customer and on the type of revenue. The following table presents retail propane revenues, wholesale propane revenues and other revenues. Retail revenues result from sales to end use customers, wholesale revenues result from sales to or through resellers and all other revenues include sales of appliances and other materials, other fees charged to customers and equipment rental charges.

For the three months ended October 31, 2018
Retail - Sales to End Users	$217,764
Wholesale - Sales to Resellers	93,944
Other Gas Sales	23,258
Other	17,343
Propane and related equipment revenues	$352,309
Contract assets and liabilities
Ferrellgas’ performance obligations are generally limited to the delivery of propane for our retail and wholesale contracts. Ferrellgas’ performance obligations with respect to sales of appliances and other materials and other revenues are limited to the delivery of the agreed upon good or service. Ferrellgas does not have material performance obligations that are delivered over time, thus all of our revenue is recognized at the time the goods, including propane, are delivered or installed. Ferrellgas offers “even pay” billing programs that can create customer deposits or advances, depending on whether Ferrellgas has delivered more propane than the customer has paid for or whether the customer has paid for more propane than what has been delivered. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. The advance or deposit is considered to be a contract asset or liability. Additionally, from time to time, we have customers that pay in advance for goods or services, and such amounts result in contract liabilities.
Ferrellgas incurs incremental commissions directly related to the acquisition or renewal of customer contracts. The commissions are calculated and paid based upon the number of gallons sold to the acquired or renewed customer. The total amount of commissions that we incur is not material and the commissions are expensed commensurate with the deliveries to which they relate, thus Ferrellgas does not capitalize these costs.
The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	October 31, 2018	July 31, 2018
Accounts receivable	$125,864	$119,818

Contract assets	$13,046	$8,691

Contract liabilities
Deferred revenue (1)	$42,880	$29,933

(1) Of the beginning balance of deferred revenue, $8.7 million was recognized as revenue during the quarter ended October 31, 2018.

Remaining performance obligations
Ferrellgas' remaining performance obligations are generally limited to situations where its customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in Ferrellgas’ even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2018 and July 31, 2018:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$15,302	$—	$15,302
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(7,331)	$—	$(7,331)

July 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$22,470	$—	$22,470
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,910)	$—	$(1,910)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $23.6 million, or $4.0 million less than their carrying amount as of October 31, 2018. The estimated fair values of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At October 31, 2018 and July 31, 2018, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,899.5 million and $1,935.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2018 and 2017, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of October 31, 2018 and July 31, 2018:

	October 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$12,379	Other current liabilities	$6,894
Commodity derivatives-propane	Other assets, net	2,923	Other liabilities	437
	Total	$15,302	Total	$7,331

	July 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$17,123	Other current liabilities	$1,832
Commodity derivatives-propane	Other assets, net	5,347	Other liabilities	78
	Total	$22,470	Total	$1,910

Ferrellgas' exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2018 and July 31, 2018, respectively:

	October 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$4,265	Other current liabilities	$6,605
	Other assets, net	1,083	Other liabilities	1,778
		$5,348		$8,383

	July 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$2,851	Other current liabilities	$12,308
	Other assets, net	927	Other liabilities	4,235
		$3,778		$16,543

The following table provides a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three months ended October 31, 2018 and 2017 due to derivatives that were designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2018	2017	2018	2017
Interest rate swap agreements	Interest expense	$—	$138	$—	$(2,275)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2018 and 2017 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2018
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(8,154)	Cost of sales-propane and other gas liquids sales	$4,433	$—
	$(8,154)		$4,433	$—

	For the three months ended October 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$22,323	Cost of sales-propane and other gas liquids sales	$4,132	$—
Interest rate swap agreements	126	Interest expense	(183)	—
	$22,449		$3,949	$—

The following table provides a summary of the effect on Ferrellgas' condensed consolidated statements of operations for the three months ended October 31, 2017 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended October 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,390)	Cost of sales - midstream operations

The changes in derivatives included in AOCI for the three months ended October 31, 2018 and 2017 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2018	2017
Beginning balance	$20,560	$14,648
Change in value of risk management commodity derivatives	(8,154)	22,323
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(4,433)	(4,132)
Change in value of risk management interest rate derivatives	—	126
Reclassification of losses on interest rate hedges to interest expense	—	183
Ending balance	$7,973	$33,148

Ferrellgas expects to reclassify net gains related to the risk management commodity derivatives of approximately $5.5 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2018 and 2017, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2018, Ferrellgas had financial derivative contracts covering 4.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2018, the maximum amount of loss due to credit risk that Ferrellgas would incur is $9.7 million, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas' debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2018.

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

	For the three months ended October 31,
	2018	2017
Operating expense	$59,958	$57,351

General and administrative expense	$6,112	$7,508

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ deficit.

K.    Contingencies and commitments

Litigation

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and, prior to the sales of midstream operations in 2018, crude oil. As a result, at any given time, Ferrellgas can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas.

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court of appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Ferrellgas believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

L.    Net earnings (loss) per common unit

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

There was no dilutive effect resulting from this method based on basic and diluted net earnings (loss) per common unit for the three months ended October 31, 2018 or 2017.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended October 31,
	2018	2017
	(in thousands, except per common unit amounts)
Common unitholders’ interest in net loss	$(56,445)	$(47,436)

Weighted average common units outstanding - basic and diluted	97,152.7	97,152.7

Basic and diluted net loss per common unit	$(0.58)	$(0.49)

M.    Segment reporting

As of October 31, 2018, Ferrellgas has one reportable operating segment: propane operations and related equipment sales. All remaining activities are included in Corporate and other.

Following is a summary of segment information for the three months ended October 31, 2018 and 2017:

	Three months ended October 31, 2018
	Propane operations and related equipment sales	Corporate and other	Total
Segment revenues	$352,309	$—	$352,309
Direct costs (1)	323,594	10,874	334,468
Adjusted EBITDA	$28,715	$(10,874)	$17,841

	Three months ended October 31, 2017
	Propane operations and related equipment sales	Corporate and other	Total
Segment revenues	$333,895	$120,760	$454,655
Direct costs (1)	303,329	125,110	428,439
Adjusted EBITDA	$30,566	$(4,350)	$26,216

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of sales- midstream operations", "cost of sales-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "severance charge", "legal fees and settlements", "unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments" and "multi-employer pension plan withdrawal settlement".

Following is a reconciliation of Ferrellgas' total segment performance measure to condensed consolidated net loss:

	Three months ended October 31,
	2018	2017
Net loss attributable to Ferrellgas Partners, L.P.	$(57,015)	$(47,915)
Income tax expense	158	377
Interest expense	43,878	40,807
Depreciation and amortization expense	18,992	25,732
EBITDA	6,013	19,001
Non-cash employee stock ownership plan compensation charge	2,748	3,962
Loss on asset sales and disposals	4,504	895
Other income, net	(19)	(511)
Severance costs	—	1,663
Legal fees and settlements	3,564	—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	—	1,607
Multi-employer pension plan withdrawal settlement	1,524	—
Net loss attributable to noncontrolling interest	(493)	(401)
Adjusted EBITDA	$17,841	$26,216

Following are total assets by segment:

Assets	October 31, 2018	July 31, 2018
Propane operations and related equipment sales	$1,238,171	$1,196,084
Corporate and other	105,619	167,197
Total consolidated assets	$1,343,790	$1,363,281

Following are capital expenditures by segment:

	Three months ended October 31, 2018
	Propane operations and related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$4,880	$360	$5,240
Growth	16,384	—	16,384
Total	$21,264	$360	$21,624

	Three months ended October 31, 2017
	Propane operations and related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$8,351	$242	$8,593
Growth	9,688	664	10,352
Total	$18,039	$906	$18,945

N. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2018	July 31, 2018
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	—	1,850
Total assets	$1,000	$2,850

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	29,112	29,020
Accumulated deficit	(29,112)	(27,170)
Total stockholder's equity	$1,000	$2,850
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended October 31,
	2018	2017

General and administrative expense	$1,941	$50

Net loss	$(1,941)	$(50)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,941)	$(50)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,850	—
Cash used in operating activities	(91)	(50)

Cash flows from financing activities:
Capital contribution	91	50
Cash provided by financing activities	91	50

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000
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

The indenture governing the senior unsecured notes contains various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of October 31, 2018, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement, except for the consolidated fixed charge coverage ratio.

The indenture governing the outstanding notes of the Partnership includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the Partnership be at least 1.75x before a restricted payment (as defined in the indenture) can be made by the Partnership. If this ratio were to drop below 1.75x, the indenture allows the Partnership to make restricted payments of up to $50.0 million in total over a 16 quarter period while below this ratio. As of October 31, 2018, the ratio was 1.40x. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018 while this ratio was less than 1.75x, Ferrellgas Partners, L.P. is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions will be paid to common unitholders in December 2018 for the three months ended October 31, 2018. Unless this indenture is amended or replaced, or the Partnership's consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions for the quarter ending January 31, 2019 and beyond.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	October 31, 2018	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$63,093	$119,308
Accounts and notes receivable, net (including $137,560 and $120,079 of accounts receivable pledged as collateral at October 31, 2018 and July 31, 2018, respectively)	136,189	126,054
Inventories	106,560	83,694
Prepaid expenses and other current assets	33,940	34,830
Total current assets	339,782	363,886

Property, plant and equipment, net	566,078	557,723
Goodwill, net	247,478	246,098
Intangible assets (net of accumulated amortization of $403,690 and $399,629 at October 31, 2018 and July 31, 2018, respectively)	117,452	120,951
Other assets, net	72,842	74,588
Total assets	$1,343,632	$1,363,246

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$59,664	$46,820
Short-term borrowings	—	32,800
Collateralized note payable	90,000	58,000
Other current liabilities	174,336	138,091
Total current liabilities	324,000	275,711

Long-term debt	1,729,724	1,728,137
Other liabilities	38,654	39,476
Contingencies and commitments (Note K)

Partners' deficit:
Limited partner	(749,411)	(693,896)
General partner	(7,481)	(6,915)
Accumulated other comprehensive income	8,146	20,733
Total partners' deficit	(748,746)	(680,078)
Total liabilities and partners' deficit	$1,343,632	$1,363,246
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	For the three months ended October 31,
	2018	2017
Revenues:
Propane and other gas liquids sales	$334,966	$302,758
Midstream operations	—	120,760
Other	17,343	31,137
Total revenues	352,309	454,655

Costs and expenses:
Cost of sales - propane and other gas liquids sales	204,136	179,515
Cost of sales - midstream operations	—	108,125
Cost of sales - other	3,047	13,702
Operating expense	110,331	110,462
Depreciation and amortization expense	18,992	25,732
General and administrative expense	14,175	13,164
Equipment lease expense	7,863	6,741
Non-cash employee stock ownership plan compensation charge	2,748	3,962
Loss on asset sales and disposals	4,504	895

Operating loss	(13,487)	(7,643)

Interest expense	(35,195)	(32,196)
Other income, net	19	511

Loss before income taxes	(48,663)	(39,328)

Income tax expense	151	371

Net loss	$(48,814)	$(39,699)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended October 31,
	2018	2017

Net loss	$(48,814)	$(39,699)
Other comprehensive income (loss):
Change in value of risk management derivatives	(8,154)	22,449
Reclassification of gains on derivatives to earnings, net	(4,433)	(3,949)
Other comprehensive income (loss)	(12,587)	18,500
Comprehensive loss	$(61,401)	$(21,199)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income	deficit

Balance at July 31, 2018	$(693,896)	$(6,915)	$20,733	$(680,078)
Contributions in connection with non-cash ESOP compensation charges	2,720	28	—	2,748
Distributions	(9,914)	(101)	—	(10,015)
Net loss	(48,321)	(493)	—	(48,814)
Other comprehensive loss	—	—	(12,587)	(12,587)
Balance at October 31, 2018	$(749,411)	$(7,481)	$8,146	$(748,746)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(48,814)	$(39,699)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	18,992	25,732
Non-cash employee stock ownership plan compensation charge	2,748	3,962
Loss on asset sales and disposals	4,504	895
Unrealized gain on derivative instruments	—	1,607
Provision for doubtful accounts	519	693
Deferred income tax expense	150	364
Other	2,174	1,325
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(10,654)	(23,862)
Inventories	(22,866)	(33,160)
Prepaid expenses and other current assets	(6,361)	(6,885)
Accounts payable	13,159	13,496
Accrued interest expense	24,290	24,740
Other current liabilities	6,677	39,839
Other assets and liabilities	(2,124)	(1,057)
Net cash provided by (used in) operating activities	(17,606)	7,990

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,625)	(13,867)
Capital expenditures	(23,433)	(20,154)
Proceeds from sale of assets	1,061	1,208
Other	(292)	—
Net cash used in investing activities	(27,289)	(32,813)

Cash flows from financing activities:
Distributions	(10,015)	(9,913)
Proceeds from issuance of long-term debt	—	23,580
Payments on long-term debt	(281)	(281)
Net reductions in short-term borrowings	(32,800)	(5,879)
Net additions to collateralized short-term borrowings	32,000	19,000
Cash paid for financing costs	(224)	(287)
Net cash provided by (used in) financing activities	(11,320)	26,220

Net change in cash and cash equivalents	(56,215)	1,397
Cash and cash equivalents - beginning of period	119,308	5,701
Cash and cash equivalents - end of period	$63,093	$7,098
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

Due to seasonality, the results of operations for the three months ended October 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2019.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2018.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2014-09
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. Upon adoption, Ferrellgas, L.P. applied ASU 2014-09 only to contracts that were not completed, referred to as open contracts.
Ferrellgas, L.P. adopted ASU 2014-09 beginning on August 1, 2018 using the modified retrospective method. This method requires that the cumulative effect of initially applying ASU 2014-09 be recognized in partner’s deficit at the date of adoption, August 1, 2018. ASU 2014-09 has not materially impacted Ferrellgas, L.P.’s consolidated financial statements, and as a result there was no cumulative effect to record as of the date of adoption. Results for reporting periods beginning after August 1, 2018 are presented under ASU 2014-09, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods. See Note G - Revenue from contracts with customers for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under ASU 2014-09.
FASB Accounting Standard Update No. 2016-02
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas, L.P. is currently evaluating the impact of its pending adoption of ASU 2016-02 on the consolidated financial statements. Ferrellgas, L.P. has formed an implementation team, completed training on the new standard, and is working on its implementation process for the new standard. Ferrellgas, L.P. believes that the adoption of this standard, which will be effective for Ferrellgas, L.P. August 1, 2019, will result in material increases to right of use assets and lease liabilities on our consolidated balance sheet.

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

FASB Accounting Standard Update No. 2018-15
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which is intended to clarify the accounting for implementation costs related to a cloud computing arrangement that is a service contract. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Ferrellgas, L.P. is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

C.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2018	July 31, 2018
Propane gas and related products	$93,195	$71,180
Appliances, parts and supplies, and other	13,365	12,514
Inventories	$106,560	$83,694

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2018, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 32.0 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	October 31, 2018	July 31, 2018
Notes receivable, less current portion	$27,569	$27,491
Other	45,273	47,097
Other assets, net	$72,842	$74,588

Other current liabilities consist of the following:

	October 31, 2018	July 31, 2018
Accrued interest	$42,578	$18,288
Customer deposits and advances	34,056	22,829
Other	97,702	96,974
Other current liabilities	$174,336	$138,091

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2018	2017
Operating expense	$47,443	$43,314
Depreciation and amortization expense	1,072	1,112
Equipment lease expense	7,519	6,069
Total shipping and handling expenses	$56,034	$50,495

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2018	2017
Cash paid (refunded) for:
Interest	$8,930	$6,129
Income taxes	$(5)	$—
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,096	$1,232
Change in accruals for property, plant and equipment additions	$(315)	$140

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2018	July 31, 2018
Accounts receivable pledged as collateral	$137,560	$120,079
Accounts receivable	1,191	8,272
Note receivable - current portion	132	132
Other	27	26
Less: Allowance for doubtful accounts	(2,721)	(2,455)
Accounts and notes receivable, net	$136,189	$126,054

At October 31, 2018, $137.6 million of trade accounts receivable were pledged as collateral against $90.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2018, $120.1 million of trade accounts receivable were pledged as collateral against $58.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2018, Ferrellgas, L.P. had received cash proceeds of $90.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2018, Ferrellgas, L.P. had received cash proceeds of $58.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.3% and 5.2% as of October 31, 2018 and July 31, 2018, respectively.

E.    Debt

Short-term borrowings

Ferrellgas, L.P. classifies borrowings on the revolving line of credit portion of its Senior Secured Credit Facility as short-term because they are used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of October 31, 2018, there were no amounts classified as short-term borrowings. As of July 31, 2018, $32.8 million was classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facilities

As of October 31, 2018, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at a rate of 8.01%, which was classified as long-term debt, and no borrowings under the Revolving Facility. As of October 31, 2018, Ferrellgas, L.P. had available borrowing capacity under its Revolving Facility of $186.9 million. As of July 31, 2018, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at a rate of 7.86%, which was classified as long-term debt, and $32.8 million under the Revolving Facility at a rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas, L.P. had available borrowing capacity under its Revolving Facility of $159.3 million.

Letters of credit outstanding at October 31, 2018 and July 31, 2018 totaled $113.1 million and $107.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At October 31, 2018, Ferrellgas, L.P. had available letter of credit remaining capacity of $11.9 million. At July 31, 2018, Ferrellgas, L.P. had available letter of credit remaining capacity of $17.1 million.

Debt and interest expense reduction and refinancing strategy

Ferrellgas, L.P. continues to execute on a strategy to further reduce its debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility and amending its accounts receivable securitization facility in May 2018 and certain asset sales during fiscal 2018. Ferrellgas, L.P. continues to evaluate all available options to address its leverage.

Financial covenants

The agreements governing Ferrellgas, L.P.’s indebtedness contain various covenants that limit Ferrellgas, L.P.'s ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants is the consolidated fixed charge coverage ratio, as defined in the indentures governing the outstanding notes of Ferrellgas, L.P.

Before a restricted payment (as defined in the indentures governing the outstanding notes of Ferrellgas, L.P.) can be made by Ferrellgas, L.P. to Ferrellgas Partners, Ferrellgas, L.P. must be in compliance with the consolidated fixed charge coverage ratio covenant under the Ferrellgas, L.P. indentures. If Ferrellgas, L.P. is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to its common unitholders or make interest payments on its unsecured senior notes due 2020.

The covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas, L.P. be at least 1.75x before a restricted payment (as defined in the indentures) can be made by Ferrellgas, L.P.. If this ratio were to drop below 1.75x, the indentures allow Ferrellgas, L.P. to make restricted payments with certain limitations. If it were in violation of the covenant as of October 31, 2018, Ferrellgas, L.P. believes that it would have sufficient capacity within these limitations to satisfy the current restricted payment requirements of Ferrellgas Partners through the maturity of the unsecured senior notes due 2020. As of October 31, 2018, the ratio was 1.77x; the margin allows for approximately $1.1 million of additional interest expense or approximately $2.0 million less EBITDA.

F.  Partners’ deficit

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended October 31,
	2018	2017
Ferrellgas Partners	$9,914	$9,813
General partner	101	100
	$10,015	$9,913

See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2018 and 2017.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2018, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the three months ended October 31, 2017, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G. Revenue from contracts with customers
Ferrellgas, L.P. adopted ASU 2014-09 beginning on August 1, 2018 using the modified retrospective method. Ferrellgas, L.P. earns revenue from contracts with customers primarily through the distribution of propane, as well as through the sale of propane related equipment and supplies. Revenues from propane and other gas liquids sales are comprised of revenue earned from the delivery of propane to tanks on customers’ premises, delivery of propane filled cylinders to customers, or from the sale of portable propane tanks to nationwide and local retailers and end use customers. Other revenues primarily include sales of appliances and other materials as well as other fees charged to customers. Upon adoption, Ferrellgas, L.P. applied ASU 2014-09 only to contracts that were not completed.
Contracts with customers
Ferrellgas, L.P.'s contracts with customers are principally for the bulk delivery of propane to tanks, delivery of propane filled cylinders or the delivery of portable propane tanks to retailers. Ferrellgas, L.P. sells propane to a wide variety of customers, including residential, industrial/commercial, portable tank exchange, agricultural, wholesale and others. Ferrellgas, L.P.'s performance obligations in these contracts are generally limited to the delivery of propane thus revenues from these contracts are earned at the time product is delivered or in the case of some of Ferrellgas, L.P.’s portable tank exchange retailers who have consignment agreements, at the time the tanks are sold to the end use customer. Payment is generally due within 30 days. Revenues from sales of propane are included in Propane and other gas liquids sales on the consolidated statements of operations.
Typically, Ferrellgas, L.P. bills customers upon delivery and payment is generally due within 30 days. With its residential customers, Ferrellgas, L.P offers customers the ability to spread their annual heating costs over a longer period, typically twelve months. Customers who opt to spread their heating costs over a longer period are referred to as “even-pay” customers.
Ferrellgas, L.P. charges other amounts to customers associated with the delivery of propane including hazardous materials fees and fuel surcharge fees. In some regions, Ferrellgas, L.P. also sells appliances and related parts and fittings as well as other retail propane related services. Ferrellgas, L.P. charges on an annual basis tank and equipment rental charges for customers that are using our equipment to store propane. Other revenues associated with deliveries of propane are earned at the time product is delivered. Revenues associated with sales of appliances and other materials or services are earned at the time of delivery or installation. Revenues associated with tank and equipment rentals are generally recognized on a straight-line basis over one year.
Accounting estimates related to recognition of revenue require that Ferrellgas, L.P. make estimates and assumptions about various factors including credits issued for completed sales, future returns and total consideration payable in instances where we have customer incentives payable to the customer.
Disaggregation of revenue
Ferrellgas, L.P. disaggregates revenues based upon the type of customer and on the type of revenue. The following table presents retail propane revenues, wholesale propane revenues and other revenues. Retail revenues result from sales to end use customers, wholesale revenues result from sales to or through resellers and all other revenues include sales of appliances and other materials, other fees charged to customers and equipment rental charges.

For the three months ended October 31, 2018
Retail - Sales to End Users	$217,764
Wholesale - Sales to Resellers	93,944
Other Gas Sales	23,258
Other	17,343
Propane and related equipment revenues	$352,309
Contract assets and liabilities
Ferrellgas, L.P.'s performance obligations are generally limited to the delivery of propane for our retail and wholesale contracts. Ferrellgas, L.P.’s performance obligations with respect to sales of appliances and other materials and other revenues are limited to the delivery of the agreed upon good or service. Ferrellgas, L.P. does not have material performance obligations that are delivered over time, thus all of our revenue is recognized at the time the goods, including propane, are delivered or installed. Ferrellgas, L.P. offers “even pay” billing programs that can create customer deposits or advances, depending on whether Ferrellgas, L.P. has delivered more propane than the customer has paid for or whether the customer has paid for more propane than what has been delivered. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. The advance or deposit is considered to be a contract asset or liability. Additionally, from time to time, we have customers that pay in advance for goods or services, and such amounts result in contract liabilities.
Ferrellgas, L.P. incurs incremental commissions directly related to the acquisition or renewal of customer contracts. The commissions are calculated and paid based upon the number of gallons sold to the acquired or renewed customer. The total amount of commissions that we incur is not material and the commissions are expensed commensurate with the deliveries to which they relate, thus Ferrellgas, L.P. does not capitalize these costs.
The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	October 31, 2018	July 31, 2018
Accounts receivable	$125,864	$119,818

Contract assets	$13,046	$8,691

Contract liabilities
Deferred revenue (1)	$42,880	$29,933
(1) Of the beginning balance of deferred revenue, $8.7 million was recognized as revenue during the quarter ended October 31, 2018.

Remaining performance obligations
Ferrellgas, L.P.'s remaining performance obligations are generally limited to situations where its customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in Ferrellgas, L.P.’s even pay billing programs and Ferrellgas, L.P. expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2018 and July 31, 2018:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$15,302	$—	$15,302
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(7,331)	$—	$(7,331)

July 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$22,470	$—	$22,470
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,910)	$—	$(1,910)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $23.6 million, or $4.0 million less than their carrying amount as of October 31, 2018. The estimated fair values of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At October 31, 2018 and July 31, 2018, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,572.9 million and $1,591.5 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2018 and 2017, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of October 31, 2018 and July 31, 2018:

	October 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$12,379	Other current liabilities	$6,894
Commodity derivatives-propane	Other assets, net	2,923	Other liabilities	437
	Total	$15,302	Total	$7,331

	July 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$17,123	Other current liabilities	$1,832
Commodity derivatives-propane	Other assets, net	5,347	Other liabilities	78
	Total	$22,470	Total	$1,910

Ferrellgas, L.P.'s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2018 and July 31, 2018, respectively:

	October 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$4,265	Other current liabilities	$6,605
	Other assets, net	1,083	Other liabilities	1,778
		$5,348		$8,383

	July 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expenses and other current assets	$2,851	Other current liabilities	$12,308
	Other assets, net	927	Other liabilities	4,235
		$3,778		$16,543

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three months ended October 31, 2018 and 2017 due to derivatives that were designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Amounts Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2018	2017	2018	2017
Interest rate swap agreements	Interest expense	$—	$138	$—	$(2,275)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2018 and 2017 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2018
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$(8,154)	Cost of sales-propane and other gas liquids sales	$4,433	$—
	$(8,154)		$4,433	$—

	For the three months ended October 31, 2017
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
			Effective portion	Ineffective portion
Commodity derivatives	$22,323	Cost of sales-propane and other gas liquids sales	$4,132	$—
Interest rate swap agreements	126	Interest expense	(183)	—
	$22,449		$3,949	$—

The following table provides a summary of the effect on Ferrellgas, L.P.'s condensed consolidated statements of operations for the three months ended October 31, 2017 due to the change in fair value of derivatives not designated as hedging instruments:

	For the three months ended October 31, 2017
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Commodity derivatives - crude oil	$(1,390)	Cost of sales - midstream operations

The changes in derivatives included in AOCI for the three months ended October 31, 2018 and 2017 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2018	2017
Beginning balance	$20,560	$14,648
Change in value of risk management commodity derivatives	(8,154)	22,323
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(4,433)	(4,132)
Change in value of risk management interest rate derivatives	—	126
Reclassification of losses on interest rate hedges to interest expense	—	183
Ending balance	$7,973	$33,148

Ferrellgas, L.P. expects to reclassify net gains related to the risk management commodity derivatives of approximately $5.5 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2018 and 2017, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2018, Ferrellgas, L.P. had financial derivative contracts covering 4.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2018, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur is $9.7 million, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2018.

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

	For the three months ended October 31,
	2018	2017
Operating expense	$59,958	$57,351

General and administrative expense	$6,112	$7,508

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ deficit.

K.    Contingencies and commitments

Litigation

Ferrellgas, L.P.'s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and, prior to the sales of midstream operations in fiscal 2018, crude oil. As a result, at any given time, Ferrellgas, L.P. can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

Ferrellgas, L.P. has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas, L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been consolidated into one case by a multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court of appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Ferrellgas, L.P. believes it has strong defenses to the claims and intends to vigorously defend against the consolidated case. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

Ferrellgas, L.P. and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas, L.P. transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas, L.P. Ferrellgas, L.P. believes that Ferrellgas, L.P. and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas, L.P. believes that the amount of such damage claims, if ultimately owed to Eddystone, could be material to Ferrellgas, L.P. Ferrellgas, L.P. intends to vigorously defend this claim. The lawsuit is in its early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, Ferrellgas, L.P. filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, Ferrellgas, L.P. entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit.

L.    Segment reporting

As of October 31, 2018, Ferrellgas, L.P. has one reportable operating segment: propane operations and related equipment sales. All remaining activities are included in Corporate and other.

Following is a summary of segment information for the three months ended October 31, 2018 and 2017:

	Three months ended October 31, 2018
	Propane operations and related equipment sales	Corporate and other	Total
Segment revenues	$352,309	$—	$352,309
Direct costs (1)	323,594	10,870	334,464
Adjusted EBITDA	$28,715	$(10,870)	$17,845

	Three months ended October 31, 2017
	Propane operations and related equipment sales	Corporate and other	Total
Segment revenues	$333,895	$120,760	$454,655
Direct costs (1)	303,329	125,110	428,439
Adjusted EBITDA	$30,566	$(4,350)	$26,216

(1) Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of sales- midstream operations", "cost of sales-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "severance charge", "legal fees and settlements", "unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments" and "multi-employer pension plan withdrawal settlement".

Following is a reconciliation of Ferrellgas, L.P.'s total segment performance measure to condensed consolidated net loss:

	Three months ended October 31,
	2018	2017
Net loss	$(48,814)	$(39,699)
Income tax expense	151	371
Interest expense	35,195	32,196
Depreciation and amortization expense	18,992	25,732
EBITDA	5,524	18,600
Non-cash employee stock ownership plan compensation charge	2,748	3,962
Loss on asset sales and disposals	4,504	895
Other income, net	(19)	(511)
Severance costs	—	1,663
Legal fees and settlements	3,564	—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	—	1,607
Multi-employer pension plan withdrawal settlement	1,524	—
Adjusted EBITDA	$17,845	$26,216

Following are total assets by segment:

Assets	October 31, 2018	July 31, 2018
Propane operations and related equipment sales	$1,238,171	$1,196,084
Corporate and other	105,461	167,162
Total consolidated assets	$1,343,632	$1,363,246

Following are capital expenditures by segment:

	Three months ended October 31, 2018
	Propane operations and related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$4,880	$360	$5,240
Growth	16,384	—	16,384
Total	$21,264	$360	$21,624

	Three months ended October 31, 2017
	Propane operations and related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$8,351	$242	$8,593
Growth	9,688	664	10,352
Total	$18,039	$906	$18,945

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of October 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$62,786	$1	$306	$—	$—	$63,093
Accounts and notes receivable, net	(3,710)	—	263	139,636	—	136,189
Intercompany receivables	(8,469)	—	—	—	8,469	—
Inventories	106,560	—	—	—	—	106,560
Prepaid expenses and other current assets	31,491	—	2,446	3	—	33,940
Total current assets	188,658	1	3,015	139,639	8,469	339,782

Property, plant and equipment, net	566,044	—	34	—	—	566,078
Goodwill, net	247,478	—	—	—	—	247,478
Intangible assets, net	117,452	—	—	—	—	117,452
Intercompany receivables	—	—	—	—	—	—
Investments in consolidated subsidiaries	59,917	—	—	—	(59,917)	—
Other assets, net	68,850	—	2,875	1,117	—	72,842
Total assets	$1,248,399	$1	$5,924	$140,756	$(51,448)	$1,343,632

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$59,552	$—	$—	$112	$—	$59,664
Short-term borrowings	—	—	—	—	—	—
Collateralized note payable	—	—	—	90,000	—	90,000
Intercompany payables	—	—	(192)	(8,277)	8,469	—
Other current liabilities	169,282	—	2,660	2,394	—	174,336
Total current liabilities	228,834	—	2,468	84,229	8,469	324,000

Long-term debt	1,729,724	—	—	—	—	1,729,724
Other liabilities	38,587	—	67	—	—	38,654
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(756,892)	1	3,389	56,527	(59,917)	(756,892)
Accumulated other comprehensive income	8,146	—	—	—	—	8,146
Total partners' capital (deficit)	(748,746)	1	3,389	56,527	(59,917)	(748,746)
Total liabilities and partners' capital (deficit)	$1,248,399	$1	$5,924	$140,756	$(51,448)	$1,343,632

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
	As of July 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$119,133	$1	$174	$—	$—	$119,308
Accounts and notes receivable, net	(3,420)	—	9,395	120,079	—	126,054
Intercompany receivables	15,660	—	—	—	(15,660)	—
Inventories	83,694	—	—	—	—	83,694
Prepaid expenses and other current assets	34,050	—	775	5	—	34,830
Total current assets	249,117	1	10,344	120,084	(15,660)	363,886

Property, plant and equipment, net	557,689	—	34	—	—	557,723
Goodwill, net	246,098	—	—	—	—	246,098
Intangible assets, net	120,951	—	—	—	—	120,951
Intercompany receivables	—	—	—	—	—	—
Investments in consolidated subsidiaries	59,937	—	—	—	(59,937)	—
Other assets, net	63,411	—	9,961	1,216	—	74,588
Total assets	$1,297,203	$1	$20,339	$121,300	$(75,597)	$1,363,246

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$45,171	$—	$1,547	$102	$—	$46,820
Short-term borrowings	32,800	—	—	—	—	32,800
Collateralized note payable	—	—	—	58,000	—	58,000
Intercompany payables	—	—	(143)	15,803	(15,660)	—
Other current liabilities	131,702	—	6,036	353	—	138,091
Total current liabilities	209,673	—	7,440	74,258	(15,660)	275,711

Long-term debt	1,728,137	—	—	—	—	1,728,137
Other liabilities	39,471	—	5	—	—	39,476
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(700,811)	1	12,894	47,042	(59,937)	(700,811)
Accumulated other comprehensive income	20,733	—	—	—	—	20,733
Total partners' capital (deficit)	(680,078)	1	12,894	47,042	(59,937)	(680,078)
Total liabilities and partners' capital (deficit)	$1,297,203	$1	$20,339	$121,300	$(75,597)	$1,363,246

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended October 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$334,966	$—	$—	$—	$—	$334,966
Other	17,343	—	—	—	—	17,343
Total revenues	352,309	—	—	—	—	352,309

Costs and expenses:
Cost of sales - propane and other gas liquids sales	204,136	—	—	—	—	204,136
Cost of sales - other	3,047	—	—	—	—	3,047
Operating expense	110,331	—	—	1,017	(1,017)	110,331
Depreciation and amortization expense	18,881	—	—	111	—	18,992
General and administrative expense	14,173	2	—	—	—	14,175
Equipment lease expense	7,863	—	—	—	—	7,863
Non-cash employee stock ownership plan compensation charge	2,748	—	—	—	—	2,748
Loss on asset sales and disposals	1,996	—	2,508	—	—	4,504

Operating loss	(10,866)	(2)	(2,508)	(1,128)	1,017	(13,487)

Interest expense	(34,348)	—	—	(847)	—	(35,195)
Other income, net	19	—	—	2,203	(2,203)	19

Earnings (loss) before income taxes	(45,195)	(2)	(2,508)	228	(1,186)	(48,663)

Income tax expense	151	—	—	—	—	151
Equity in earnings of subsidiary	(2,282)	—	—	—	2,282	—

Net earnings (loss)	(47,628)	(2)	(2,508)	228	1,096	(48,814)

Other comprehensive loss	(12,587)	—	—	—	—	(12,587)

Comprehensive income (loss)	$(60,215)	$(2)	$(2,508)	$228	$1,096	$(61,401)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	For the three months ended October 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$302,117	$—	$641	$—	$—	$302,758
Midstream operations	—	—	120,760	—	—	120,760
Other	16,677	—	14,460	—	—	31,137
Total revenues	318,794	—	135,861	—	—	454,655

Costs and expenses:
Cost of sales - propane and other gas liquids sales	178,819	—	696	—	—	179,515
Cost of sales - midstream operations	—	—	108,125	—	—	108,125
Cost of sales - other	2,709	—	10,993	—	—	13,702
Operating expense	101,232	—	9,263	1,182	(1,215)	110,462
Depreciation and amortization expense	18,347	—	7,313	72	—	25,732
General and administrative expense	10,755	2	2,407	—	—	13,164
Equipment lease expense	6,648	—	93	—	—	6,741
Non-cash employee stock ownership plan compensation charge	3,962	—	—	—	—	3,962
Loss on asset sales and disposals	908	—	(13)	—	—	895

Operating loss	(4,586)	(2)	(3,016)	(1,254)	1,215	(7,643)

Interest expense	(20,394)	—	(11,185)	(617)	—	(32,196)
Other income, net	215	—	296	1,215	(1,215)	511

Loss before income taxes	(24,765)	(2)	(13,905)	(656)	—	(39,328)

Income tax expense (benefit)	(10)	—	381	—	—	371
Equity in loss of subsidiary	(14,944)	—	—	—	14,944	—

Net loss	(39,699)	(2)	(14,286)	(656)	14,944	(39,699)

Other comprehensive income	18,500	—	—	—	—	18,500

Comprehensive loss	$(21,199)	$(2)	$(14,286)	$(656)	$14,944	$(21,199)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended October 31, 2018
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11,666	$(2)	$19,961	$(17,231)	$(32,000)	$(17,606)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,625)	—	—	—	—	(4,625)
Capital expenditures	(23,433)	—	—	—	—	(23,433)
Proceeds from sale of assets	1,061	—	—	—	—	1,061
Cash collected for purchase of interest in accounts receivable	—	—	—	242,912	(242,912)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(274,912)	274,912	—
Net changes in advances with consolidated entities	2,585	—	—	—	(2,585)	—
Other	(292)	—	—	—	—	(292)
Net cash used in investing activities	(24,704)	—	—	(32,000)	29,415	(27,289)

Cash flows from financing activities:
Distributions	(10,015)	—	—	—	—	(10,015)
Payments on long-term debt	(281)	—	—	—	—	(281)
Net reductions in short-term borrowings	(32,800)	—	—	—	—	(32,800)
Net additions to collateralized short-term borrowings	—	—	—	32,000	—	32,000
Net changes in advances with parent	—	2	(19,829)	17,242	2,585	—
Cash paid for financing costs	(213)	—	—	(11)	—	(224)
Net cash provided by (used in) financing activities	(43,309)	2	(19,829)	49,231	2,585	(11,320)

Net change in cash and cash equivalents	(56,347)	—	132	—	—	(56,215)
Cash and cash equivalents - beginning of year	119,133	1	174	—	—	119,308
Cash and cash equivalents - end of year	$62,786	$1	$306	$—	$—	$63,093

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended October 31, 2017
	Ferrellgas, L.P. (Parent and Co-Issuer)	Ferrellgas Finance Corp. (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$23,305	$(2)	$(22,294)	$25,981	$(19,000)	$7,990

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,867)	—	—	—	—	(13,867)
Capital expenditures	(19,429)	—	(725)	—	—	(20,154)
Proceeds from sale of assets	1,208	—	—	—	—	1,208
Cash collected for purchase of interest in accounts receivable	—	—	—	203,291	(203,291)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(222,291)	222,291	—
Net changes in advances with consolidated entities	3,088	—	—	—	(3,088)	—
Net cash provided by (used in) investing activities	(29,000)	—	(725)	(19,000)	15,912	(32,813)

Cash flows from financing activities:
Distributions	(9,913)	—	—	—	—	(9,913)
Proceeds from increase in long-term debt	23,580	—	—	—	—	23,580
Payments on long-term debt	(281)	—	—	—	—	(281)
Net reductions in short-term borrowings	(5,879)	—	—	—	—	(5,879)
Net additions to collateralized short-term borrowings	—	—	—	19,000	—	19,000
Net changes in advances with parent	—	2	22,891	(25,981)	3,088	—
Cash paid for financing costs	(287)	—	—	—	—	(287)
Net cash provided by (used in) financing activities	7,220	2	22,891	(6,981)	3,088	26,220

Net change in cash and cash equivalents	1,525	—	(128)	—	—	1,397
Cash and cash equivalents - beginning of year	5,327	1	373	—	—	5,701
Cash and cash equivalents - end of year	$6,852	$1	$245	$—	$—	$7,098

N.   Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.'s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2018	July 31, 2018
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	72,602	72,552
Accumulated deficit	(72,502)	(70,952)
Total stockholder's equity	$1,100	$2,600
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended October 31,
	2018	2017

General and administrative expense	$1,550	$1,550

Net loss	$(1,550)	$(1,550)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,550)	$(1,550)
Changes in operating assets and liabilities:
Other current assets	1,500	1,500
Cash used in operating activities	(50)	(50)

Cash flows from financing activities:
Capital contribution	50	50
Cash provided by financing activities	50	50

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
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

The indentures governing the senior notes agreements contains various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of October 31, 2018, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;

•	"Jamex" refers to Jamex Marketing, LLC;

•	“Notes” refers to the notes of the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable;

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

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and accompanying Notes thereto included in our Annual Report on Form 10-K for fiscal 2018 and in our historical condensed consolidated financial statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist one material difference between Ferrellgas Partners and the operating partnership: because Ferrellgas Partners has outstanding $357.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness. See the statements of operations in their respective condensed consolidated financial statements.

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

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2018. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

Recent developments

Debt and interest expense reduction and refinancing strategy

We continue to execute on a strategy to further reduce our debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility and amending its accounts receivable securitization facility in May 2018 and certain asset sales during fiscal 2018. We continue to evaluate all available options to address our leverage. We are in the process of engaging a financial advisor to assist us in executing this strategy.

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

This covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners. If this ratio were to drop below 1.75x, the indenture allows Ferrellgas Partners to make restricted payments of up to $50.0 million in total over a sixteen quarter period while below this ratio. As of October 31, 2018, the ratio was 1.40x. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018 while this ratio was less than 1.75x, Ferrellgas Partners is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions will be paid to common unitholders in December 2018 for the three months ended October 31, 2018. Unless this indenture is amended or replaced, or our consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions for our quarter ending January 31, 2019 and beyond.

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

The covenant requires that the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership be at least 1.75x before a restricted payment (as defined in the indentures) can be made by the operating partnership. If this ratio were to drop below 1.75x, the indentures allow the operating partnership to make restricted payments with certain limitations. If it were in violation of the covenant as of October 31, 2018, the operating partnership believes that it would have sufficient capacity within these limitations to satisfy the current restricted payment requirements of Ferrellgas Partners through the maturity of the unsecured senior notes due 2020. As of October 31, 2018, the ratio was 1.77x; the margin allows for approximately $1.1 million of additional interest expense or approximately $2.0 million less EBITDA.

Distributions

As discussed above, no distributions will be paid to common unitholders in December 2018 for the three months ended October 31, 2018. Unless the indenture governing the outstanding Ferrellgas Partners notes is amended or replaced, if our consolidated fixed charge coverage ratio does not improve to at least 1.75x, this covenant will not allow us to make common unit distributions for our quarter ending January 31, 2019 and beyond.

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

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. Normal temperatures computed by us are the average of the last 10 years of information published by the National Oceanic and Atmospheric Administration. Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2019 and 2020 sales commitments and, as of October 31, 2018, have experienced net mark-to-market gains of approximately $8.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2018, we estimate 81% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations will not be comparable to our historical results of operations for the periods presented due to the following transactions:

•
During July 2018, we completed the sale of a subsidiary and a group of assets within the Midstream operations segment. The subsidiary sold was Bridger Environmental LLC, which encompassed all saltwater disposal activities previously operated by us. The group of assets sold included all assets, excluding working capital, associated with the crude oil trucking operations previously operated by us. Additionally, the sale included two crude oil injection terminals.

•	During the third quarter of fiscal 2018, we sold all 1,292 rail tank cars utilized in our Midstream operations segment.

•	During the second quarter of fiscal 2018, we completed the sale of Bridger Energy, LLC, included in our Midstream operations segment.

•	During July 2018, we completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment that sold lower margin propane related equipment.

•	Operating loss and adjusted EBITDA associated with these divestitures in the first quarter of fiscal 2018 was $3.0 million and $7.2 million, respectively.

For the three months ended October 31, 2018 and 2017

During the three months ended October 31, 2018, we generated net loss attributable to Ferrellgas Partners L.P. of $57.0 million, compared to net loss attributable to Ferrellgas Partners L.P. of $47.9 million during the three months ended October 31, 2017.

Our propane operations and related equipment sales segment generated operating income of $6.9 million during the three months ended October 31, 2018, compared to operating income of $11.2 million earned during the three months ended October 31, 2017. The decrease in operating income is primarily due to a $6.1 million increase in "Operating, general and administrative expense", a $3.1 million decrease in "Gross margin - other" and a $1.4 million increase in "Equipment lease expense", partially offset by a $7.6 million increase in "Gross margin - Propane and other gas liquid sales". The increase in "Operating, general and administrative expense" and "Gross margin - Propane and other gas liquid sales" primarily resulted from a 4% increase in retail customer count. The impact of the sale of a group of assets that sold lower margin propane related equipment resulted in the decrease in "Gross margin - other".

Our corporate and other operations recognized an operating loss of $20.4 million during the three months ended October 31, 2018, compared to an operating loss of $18.9 million recognized during the three months ended October 31, 2017. This increase in operating loss was primarily due to increased corporate costs of $1.7 million, partially offset by the $0.2 million decrease in operating loss related to our midstream operations. Corporate costs increased primarily due to a $3.7 million increase in legal costs, partially offset by a $1.2 million decrease in non-cash employee stock ownership plan compensation costs.

“Interest expense” for Ferrellgas increased $3.1 million primarily due to increased interest rates on our secured credit facility.

Distributable cash flow attributable to equity investors decreased to $(27.4) million in the current period from $(19.3) million in the prior period primarily due to an $8.4 million decrease in our Adjusted EBITDA which was primarily due to various asset sales in fiscal 2018 encompassing our former midstream operations.

Distributable cash flow shortage increased to $36.6 million in the current period from $28.7 million in the prior period, primarily due to an $8.4 million decrease in our Adjusted EBITDA.

Consolidated Results of Operations

	Three months ended October 31,
(amounts in thousands)	2018	2017
Total revenues	$352,309	$454,655

Total cost of sales	207,183	301,342

Operating expense	110,331	110,462
Depreciation and amortization expense	18,992	25,732
General and administrative expense	14,179	13,164
Equipment lease expense	7,863	6,741
Non-cash employee stock ownership plan compensation charge	2,748	3,962
Loss on asset sales and disposals	4,504	895
Operating loss	(13,491)	(7,643)
Interest expense	(43,878)	(40,807)
Other income, net	19	511
Loss before income taxes	(57,350)	(47,939)
Income tax expense	158	377
Net loss	(57,508)	(48,316)
Net loss attributable to noncontrolling interest	(493)	(401)
Net loss attributable to Ferrellgas Partners, L.P.	(57,015)	(47,915)
Less: General partner's interest in net loss	(570)	(479)
Common unitholders' interest in net loss	$(56,445)	$(47,436)

Non-GAAP Financial Measures

In this Quarterly Report we present three primary non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, and Distributable cash flow attributable to common unitholders.

Adjusted EBITDA. Adjusted EBITDA is calculated as net loss attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income, net, severance costs, legal fees and settlements, multi-employer pension withdrawal settlement, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments, and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table summarizes EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors and Distributable cash flow attributable to common unitholders for the three months ended October 31, 2018 and 2017, respectively:

	Three months ended October 31,
(amounts in thousands)	2018	2017
Net loss attributable to Ferrellgas Partners, L.P.	$(57,015)	$(47,915)
Income tax expense	158	377
Interest expense	43,878	40,807
Depreciation and amortization expense	18,992	25,732
EBITDA	6,013	19,001
Non-cash employee stock ownership plan compensation charge	2,748	3,962
Loss on asset sales and disposals	4,504	895
Other income, net	(19)	(511)
Severance costs	—	1,663
Legal fees and settlements	3,564	—
Multi-employer pension plan withdrawal settlement	1,524	—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	—	1,607
Net loss attributable to noncontrolling interest	(493)	(401)
Adjusted EBITDA	17,841	26,216
Net cash interest expense (a)	(40,899)	(38,057)
Maintenance capital expenditures (b)	(5,385)	(8,704)
Cash paid for taxes	(2)	(6)
Proceeds from asset sales	1,061	1,208
Distributable cash flow shortage attributable to equity investors	(27,384)	(19,343)
Distributable cash flow shortage attributable to general partner and non-controlling interest	(548)	(387)
Distributable cash flow shortage attributable to common unitholders	(26,836)	(18,956)
Less: Distributions paid to common unitholders	9,715	9,715
Distributable cash flow shortage (c)	$(36,551)	$(28,671)

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(c)
Distributable cash flow shortages are funded from previously established reserves, cash on hand or borrowings under our secured credit facility or accounts receivable securitization facility. Distributable cash flow excess, if any, is retained to establish reserves for future distributions, reduce debt, fund capital expenditures and for other partnership purposes.

Segment Operating Results for the three months ended October 31, 2018 and 2017

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

	2018	2017	Increase (Decrease)
As of October 31,
Retail customers	678,209	653,719	24,490	4%
Tank exchange selling locations	53,809	47,985	5,824	12%

(amounts in thousands)
Three months ended October 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	129,667	119,294	10,373	9%
Wholesale - Sales to Resellers	48,960	53,429	(4,469)	(8)%
	178,627	172,723	5,904	3%

Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$217,764	$183,794	$33,970	18%
Wholesale - Sales to Resellers	93,944	98,429	(4,485)	(5)%
Other Gas Sales (a)	23,258	20,535	2,723	13%
Other (b)	17,343	31,137	(13,794)	(44)%
Propane and related equipment revenues	$352,309	$333,895	$18,414	6%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$90,475	$78,431	$12,044	15%
Wholesale - Sales to Resellers (a)	40,355	44,812	(4,457)	(10)%
Other (b)	14,296	17,435	(3,139)	(18)%
Propane and related equipment gross margin	$145,126	$140,678	$4,448	3%

Operating, general and administrative expense (d)	$110,331	$104,265	$6,066	6%
Equipment lease expense	7,604	6,205	1,399	23%

Operating income	$6,867	$11,212	$(4,345)	(39)%
Depreciation and amortization expense	18,341	18,088	253	1%
Loss on asset sales and disposals	1,983	908	1,075	118%
Severance costs	—	358	(358)	(100)%
Multi-employer pension plan withdrawal settlement	1,524	—	1,524	NM
Adjusted EBITDA	$28,715	$30,566	$(1,851)	(6)%

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

Propane sales volumes during the three months ended October 31, 2018 increased 3% or 5.9 million gallons, from the prior year period due to increased sales to retail customers of 10.4 million gallons, partially offset by a decrease of 4.5 million gallons to wholesale customers. The increase in propane sales volumes to retail customers was primarily due to the 4% increase in retail customer count.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The Mt. Belvieu, Texas major supply point during the three months ended October 31, 2018 averaged 15% greater than the prior year period, while at the Conway, Kansas major supply point prices averaged 5% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.99 and $0.86 per gallon during the three months ended October 31, 2018 and 2017, respectively, while the wholesale market price at Conway, Kansas averaged $0.78 and $0.82 per gallon during the three months ended October 31, 2018 and 2017, respectively.

Revenues

Retail sales increased $34.0 million compared to the prior period. This increase resulted from an $18.0 million increase in sales price per gallon and $16.0 million in increased sales volumes, as discussed above.

Wholesale sales decreased $4.5 million compared to the prior period. This decrease primarily resulted from an $3.1 million decrease in sales volumes.

Other gas sales increased $2.7 million compared to the prior year period primarily due to an increase in sales price per gallon, as discussed above.

Other sales decreased $13.8 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Gross margin - Propane and other gas liquids sales

Gross margin increased $7.6 million primarily due to the increase in gallon sales as discussed above. The increase in retail gross margin of $12.0 million resulted from a combination of increases in retail customer counts, as discussed above and an increase in gross margin per gallon. The $4.4 million decrease in wholesale gross margin primarily relates to decreased gross margin per gallon.

Gross margin - other

Gross margin decreased $3.1 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Operating income

Operating income decreased $4.3 million primarily due to a $6.1 million increase in "Operating, general and administrative expense", a $3.1 million decrease in "Gross margin - other", as discussed above and a $1.4 million increase in "Equipment lease expense", partially offset by a $7.6 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above. "Operating, general and administrative expense" increased primarily due to a $4.9 million increase in field personnel costs, a $1.5 million increase in vehicle fuel costs, a $1.5 million pension settlement charge associated with the withdrawal from a multi-employer pension plan and a $1.0 million increase in general liability and workers compensation costs, partially offset by $3.0 million of costs incurred in the prior year period related to a business sold in fiscal 2018. Equipment lease expense increased due to our efforts to upgrade our vehicle fleet.

Adjusted EBITDA

Adjusted EBITDA decreased $1.9 million primarily due to $4.9 million increase in "Operating, general and administrative expense", a $3.1 million decrease in "Gross margin - other" and a $1.4 million increase in "Equipment lease expense", partially offset by a $7.6 million increase in "Gross margin - Propane and other gas liquid sales", all as discussed above. "Operating, general and administrative expense" increased primarily due to a $4.9 million increase in field personnel costs, a $1.5 million increase in vehicle fuel costs and a $1.0 million increase in general liability and workers compensation costs, partially offset by $3.0 million of costs incurred in the prior year period related to a business sold in fiscal 2018.

Corporate and other operations

The following table summarizes the financial results of our corporate operations for the periods indicated. Prior period amounts also include results of our midstream operations.

(amounts in thousands)
Three months ended October 31,	2018	2017	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	—	12,150	(12,150)	NM
Crude oil sold	—	1,829	(1,829)	NM
Salt water volume processed	—	4,940	(4,940)	NM

Revenues -
Crude oil and other logistics	$—	$17,341	$(17,341)	NM
Crude oil sales	—	99,019	(99,019)	NM
Other	—	4,400	(4,400)	NM
	$—	$120,760	$(120,760)	NM

Gross margin - (a)
Crude oil and other logistics	$—	$10,956	$(10,956)	NM
Crude oil sales	—	649	(649)	NM
Other	—	1,030	(1,030)	NM
	$—	$12,635	$(12,635)	NM

Operating, general, and administrative expenses	$14,179	$19,361	$(5,182)	(27)%
Equipment lease expense	259	536	(277)	(52)%

Operating loss	$(20,358)	$(18,855)	$(1,503)	(8)%
Depreciation and amortization expense	651	7,644	(6,993)	(91)%
Non-cash employee stock ownership plan compensation charge	2,748	3,962	(1,214)	(31)%
Loss (gain) on asset sales and disposals	2,521	(13)	2,534	NM
Legal fees and settlements	3,564	—	3,564	NM
Severance costs	—	1,305	(1,305)	NM
Unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments	—	1,607	(1,607)	NM
Adjusted EBITDA	$(10,874)	$(4,350)	$(6,524)	NM

NM - Not meaningful
(a) Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

In various dispositions that occurred during fiscal 2018, we sold our midstream businesses, thus much of the significant variances reported above result from the cessation of the midstream business by the end of fiscal 2018.

Operating loss

Operating loss increased by $1.5 million during the three months ended October 31, 2018 as compared to the three months ended October 31, 2017. This increase in operating loss was primarily due to increased corporate costs of $1.7 million, partially offset by the $0.2 million decrease in operating loss related to our midstream operations. Corporate costs increased primarily due to a $3.7 million increase in legal costs, partially offset by a $1.2 million decrease in non-cash employee stock ownership plan compensation costs.

Adjusted EBITDA

Adjusted EBITDA decreased $6.5 million primarily due to the $6.9 million decrease in Adjusted EBITDA reported by Midstream operations in fiscal 2018.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, borrowings under our secured credit facility and our accounts receivable securitization facility and funds received from sales of debt and equity securities. As of October 31, 2018, our total liquidity was $250.1 million, which is comprised of $63.2 million in cash and $186.9 million of availability under our secured credit facility. These sources of liquidity and capital resources are intended to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity and capital resources may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

Financial Covenants

As more fully described in Item 2. Management’s Discussion and Analysis under the subheading “Financial Covenants”, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations of these covenants, we continue to execute on a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to further reduce debt and interest expense, we may continue to be restricted from making distribution payments to our common unitholders.

We may not meet the applicable financial tests in future quarters if we were to experience:

•	significantly warmer than normal temperatures during the winter heating season;

•	significant and sustained increases in the wholesale cost of propane that we are unable to pass along to our customers;

•	a more volatile energy commodity cost environment;

•	an unexpected downturn in business operations;

•	a significant delay in the collection of accounts or notes receivable;

•	a failure to execute our debt and interest expense reduction and refinancing initiatives;

•	a change in customer retention or purchasing patterns due to economic or other factors in the United States;

•	a material downturn in the credit and/or equity markets; or

•	a large uninsured, unfavorable lawsuit judgment or settlement.

We may seek additional capital as part of our debt reduction strategy.

As discussed above, no distributions will be paid to common unitholders in December 2018 for the three months ended October 31, 2018. Unless the indenture governing the outstanding notes is amended or replaced, if Ferrellgas Partners' consolidated fixed charge coverage ratio does not improve to at least 1.75x, this covenant will not allow us to make common unit distributions for our quarter ending January 31, 2019 and beyond.

Distributable Cash Flow

Distributable cash flow to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P. in Item 2. Management's Discuss and Analysis under the subheading "Non-GAAP Financial Measures." A comparison of distributable cash flow to distributions paid for the twelve months ended October 31, 2018 to the twelve months ended July 31, 2018 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Cash reserves (deficiency) approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Three months ended October 31, 2018	$(27,384)	$(37,299)	$9,915
For the year ended July 31, 2018	62,904	22,934	39,970
Less: Three months ended October 31, 2017	(19,343)	(29,256)	9,913
Twelve months ended October 31, 2018	$54,863	$14,891	$39,972	1.37

Twelve months ended July 31, 2018	62,904	22,934	39,970	1.57
Change	$(8,041)	$(8,043)	$2	(0.20)

For the twelve months ended October 31, 2018, distributable cash flow attributable to equity investors decreased $8.0 million compared to the twelve months ended July 31, 2018. Cash distributions paid to equity investors were unchanged, because both the number of common units outstanding and our annual distribution rate had not changed during that twelve month period. Our distribution coverage ratio decreased to 1.37 for the twelve months ended October 31, 2018, compared with the twelve months ended July 31, 2018. Cash reserves, which we utilize to meet future anticipated expenditures, increased by $14.9 million during the twelve months ended October 31, 2018 compared to an increase of $22.9 million in the twelve months ended July 31, 2018.

We believe that the liquidity available from our cash on hand, cash flows from operating activities, our senior secured credit facility, and the accounts receivable securitization facility, combined with our other debt and interest expense reduction initiatives, will be sufficient to meet our capital expenditure, working capital and letter of credit requirements.

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

Operating Activities

Ferrellgas Partners

Net cash used in operating activities was $17.6 million for the three months ended October 31, 2018, compared to net cash provided by operating activities of $7.9 million for the three months ended October 31, 2017. This decrease in cash provided by operating activities was primarily due to a $9.6 million increase in working capital requirements and a $14.6 million decrease in cash flow from operations.

The decrease in cash flow from operations is primarily due to a $8.2 million decrease in gross margin, as well as a net increase in "General and administrative expense" and "Equipment lease expense" of $2.1 million, and a $3.1 million increase in "Interest expense," due to increased interest rates on our new secured credit facility.

The increase in working capital requirements for the three months ended October 31, 2018 compared to the three months ended October 31, 2017 was primarily due to a $33.2 million increase in requirements for other current liabilities due primarily to an increase in margin deposits paid by us during the three months ended October 31, 2018 compared to the three months ended October 31, 2017, partially offset by a $13.2 million decrease in requirements for accounts receivable in our propane operations and related equipment sales segment due to declining propane prices in the current quarter partially offset by increases in the volume of propane sold, and a $10.3 million decrease in requirements for inventory primarily resulting from increases in Midstream inventory in the three months ended October 31, 2017.

The operating partnership

Net cash used in operating activities was $17.6 million for the three months ended October 31, 2018, compared to net cash provided by operating activities of $8.0 million for the three months ended October 31, 2017. This decrease in cash provided by operating activities was primarily due to a $9.9 million increase in working capital requirements, a $14.6 million decrease in cash flow from operations, and a $1.1 million outflow associated with other assets and other liabilities.

The decrease in cash flow from operations is primarily due to a $8.2 million decrease in gross margin, as well as a net increase in "General and administrative expense" and "Equipment lease expense" of $2.1 million, and a $3.0 million increase in "Interest expense," due to increased interest rates on our new secured credit facility.

The increase in working capital requirements for the three months ended October 31, 2018 compared to the three months ended October 31, 2017 was primarily due to a $33.2 million increase in requirements for other current liabilities due primarily to an increase in margin deposits paid by us during the three months ended October 31, 2018 compared to the three months ended October 31, 2017, partially offset by a $13.2 million decrease in requirements for accounts receivable in our propane operations and related equipment sales segment due to declining propane prices in the current quarter partially offset by increases in the volume of propane sold, and a $10.3 million decrease in requirements for inventory primarily resulting from increases in Midstream inventory in the three months ended October 31, 2017.

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

Net cash used in investing activities was $27.3 million for the three months ended October 31, 2018, compared to net cash used in investing activities of $32.8 million for the three months ended October 31, 2017. This decrease in net cash used in investing activities is primarily due to a $9.2 million decrease in "Business acquisitions, net of cash acquired", partially offset by a $3.3 million increase in "Capital expenditures".

The increase in "Capital expenditures" is primarily due to increases in growth capital expenditures, partially offset by decreases in maintenance capital expenditures in our Propane operations and related equipment sales segment during the three months ended October 31, 2018.The increase in growth capital expenditures is primarily due to the construction of new plants and a continued increase in the number of cylinders and cages purchased to support increases in tank exchange sales and selling locations. This increase was partially offset by a decrease in maintenance capital expenditures, primarily due to a reduction in the purchase of new propane delivery trucks, compared to the three months ended October 31, 2017.

The decrease in "Business acquisitions, net of cash acquired" is attributable to three smaller acquisitions by our Propane operations and related equipment sales segment during the three months ended October 31, 2018 compared to the acquisitions completed during the three months ended October 31, 2017.

Due to the mature nature of our Propane operations and related equipment sales operations segment, we do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

The operating partnership

The investing activities discussed above also apply to the operating partnership.

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $11.2 million for the three months ended October 31, 2018, compared to net cash provided by financing activities of $26.2 million for the three months ended October 31, 2017. This decrease in cash flow provided by financing activities was primarily due to a $23.6 million decrease in proceeds from long-term debt and a $13.9 million net decrease in proceeds from short-term borrowings.

Distributions

During the three months ended October 31, 2018, Ferrellgas Partners paid the quarterly per unit distributions on all common units of $0.10 in connection with the distributions declared for the three month period ended July 31, 2018. Total distributions paid to common unitholders during the three months ended October 31, 2018, including the related general partner distributions, was $9.8 million. As discussed above, no distribution on common units or the related general partner distribution will be made in December 2018 for the three months ended October 31, 2018 or for any future quarterly period until Ferrellgas Partners' fixed charge coverage ratio is at least 1.75x, or the indenture governing the notes of Ferrellgas Partners is amended or replaced.

Secured credit facility

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

As of October 31, 2018, the operating partnership had outstanding borrowings of $275.0 million under the Term Loan at a rate of 8.01%, which was classified as long-term debt and no borrowings under the Revolving Facility. As of October 31, 2018, Ferrellgas had available borrowing capacity under the Revolving Facility of $186.9 million. As of July 31, 2018, the operating partnership had borrowings of $275.0 million under the Term Loan at a rate of 7.86%, which was classified as long-term debt and $32.8 million under the Revolving Facility at a rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas had available borrowing capacity under its Revolving Facility of $159.3 million.

Letters of credit outstanding at October 31, 2018 totaled $113.1 million and were used to secure insurance arrangements, product purchases, and commodity hedges.  At October 31, 2018, we had remaining letter of credit capacity of $11.9 million.

Accounts receivable securitization

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

Cash flows from our accounts receivable securitization facility increased $13.0 million, as we received net funding of $32.0 million from this facility during the three months ended October 31, 2018 as compared to receiving net funding of $19.0 million from this facility during the three months ended October 31, 2017.

Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of October 31, 2018, we had received cash proceeds of $90.0 million related to the securitization of our trade accounts receivable, with no remaining capacity receive additional proceeds. As of October 31, 2018, the weighted average interest rate was 5.3%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $10.0 million and $9.9 million during the three months ended October 31, 2018 and 2017, respectively. The operating partnership expects to pay cash distributions of $15.6 million to Ferrellgas Partners in December 2018 to allow it to pay its semi-annual interest on its 8.625% senior notes.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $66.1 million for the three months ended October 31, 2018, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the three months ended
	October 31, 2018	October 31, 2018
Ferrell Companies (1)	22,529,361	$2,253
FCI Trading Corp. (2)	195,686	20
Ferrell Propane, Inc. (3)	51,204	5
James E. Ferrell (4)	4,763,475	476

(1) Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners' common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of

Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies' beneficial ownership to 23.4% at October 31, 2018.
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

During the three months ended October 31, 2018, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.2 million.

As discussed previously, Ferrellgas Partners was not in compliance with the consolidated fixed charge coverage ratio under its note indenture, and thus was unable to make restricted payments, including distributions to unitholders.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2018. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2018 and July 31, 2018, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $16.2 million and $13.7 million as of October 31, 2018 and July 31, 2018, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At October 31, 2018, we had a total of $365.0 million in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $3.7 million for the twelve months ending October 31, 2019. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2018, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2018, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and, prior to the sales of midstream operations in fiscal 2018, crude oil. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2018.

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

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed September 29, 2015.
3.2	Fifth Amended and Restated Agreement of Limited Partnership Agreement of Ferrellgas Partners, L.P.
3.3
Certificate of Incorporation of Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

3.4	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.
3.5	Certificate of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K filed September 29, 2015.
3.6
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

3.8	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.
4.1
Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 3.1 to our registration statement on Form S-3 filed March 6, 2009.

4.2
Indenture dated as of November 4, 2013 with form of Note attached, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $475 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 5, 2013; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

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

10.3
Amendment No. 2 to Credit Agreement dated as of October 21, 2013, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 23, 2013; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

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

+	10.8
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

+	10.16
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

	#	10.25	Thomas M. Van Buren Agreement and Release. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2017.
		10.26
Purchase Agreement dated January 24, 2017 by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas, Inc. and the initial purchasers named therein. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 30, 2017.

	#	10.27	Doran N. Schwartz offer letter dated as of September 8, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2017.
	#	10.28
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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 6, 2018	By	/s/ William E. Ruisinger
William E. Ruisinger
Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 6, 2018	By	/s/ William E. Ruisinger
William E. Ruisinger
Interim Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 6, 2018	By	/s/ William E. Ruisinger
William E. Ruisinger
Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 6, 2018	By	/s/ William E. Ruisinger
William E. Ruisinger
Interim Chief Financial Officer and Sole Director