Form 10-Q
period 2019-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2019-03-08
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file numbers: 001‑11331, 333‑06693, 000‑50182 and 000‑50183

Ferrellgas Partners, L.P.

Ferrellgas Partners Finance Corp.

Ferrellgas, L.P.

Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware	43‑1698480
Delaware	43‑1742520
Delaware	43‑1698481
Delaware	14‑1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, Kansas	66210
(Address of principal executive office)	(Zip Code)

Registrants’ telephone number, including area code: (913) 661‑1500

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. ☐

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b‑2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At February 28, 2019, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	97,152,665	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION

H(1)(A) AND (B) OF FORM 10‑Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10‑Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$40,647	$119,311
Accounts and notes receivable, net (including $201,717 and $120,079 of accounts receivable pledged as collateral at January 31, 2019 and July 31, 2018, respectively)	203,164	126,054
Inventories	89,784	83,694
Prepaid expenses and other current assets	36,616	34,862
Total current assets	370,211	363,921

Property, plant and equipment, net	584,334	557,723
Goodwill, net	247,478	246,098
Intangible assets (net of accumulated amortization of $407,795 and $399,629 at January 31, 2019 and July 31, 2018, respectively)	113,558	120,951
Other assets, net	72,539	74,588
Total assets	$1,388,120	$1,363,281

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$63,639	$46,820
Short-term borrowings	—	32,800
Collateralized note payable	140,000	58,000
Other current liabilities	147,253	142,025
Total current liabilities	350,892	279,645

Long-term debt	2,083,031	2,078,637
Other liabilities	37,547	39,476
Contingencies and commitments (Note K)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at January 31, 2019 and July 31, 2018)	(997,154)	(978,503)
General partner unitholder (989,926 units outstanding at January 31, 2019 and July 31, 2018)	(69,981)	(69,792)
Accumulated other comprehensive income (loss)	(9,049)	20,510
Total Ferrellgas Partners, L.P. partners' deficit	(1,076,184)	(1,027,785)
Noncontrolling interest	(7,166)	(6,692)
Total partners' deficit	(1,083,350)	(1,034,477)
Total liabilities and partners' deficit	$1,388,120	$1,363,281

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
Revenues:
Propane and other gas liquids sales	$550,112	$592,239	$885,078	$894,997
Midstream operations	—	117,276	—	238,036
Other	23,265	45,641	40,608	76,778
Total revenues	573,377	755,156	925,686	1,209,811

Costs and expenses:
Cost of sales - propane and other gas liquids sales	311,531	362,918	515,667	542,433
Cost of sales - midstream operations	—	107,067	—	215,192
Cost of sales - other	3,422	20,787	6,469	34,489
Operating expense	121,219	123,716	231,550	234,178
Depreciation and amortization expense	19,605	25,485	38,597	51,217
General and administrative expense	16,342	14,891	30,521	28,055
Equipment lease expense	8,415	6,954	16,278	13,695
Non-cash employee stock ownership plan compensation charge	1,944	4,031	4,692	7,993
Asset impairments	—	10,005	—	10,005
Loss on asset sales and disposals	2,216	39,249	6,720	40,144

Operating income	88,683	40,053	75,192	32,410

Interest expense	(44,891)	(42,673)	(88,769)	(83,480)
Other income, net	86	684	105	1,195

Earnings (loss) before income taxes	43,878	(1,936)	(13,472)	(49,875)

Income tax expense (benefit)	3	(162)	161	215

Net earnings (loss)	43,875	(1,774)	(13,633)	(50,090)

Net earnings (loss) attributable to noncontrolling interest	531	69	38	(332)

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	43,344	(1,843)	(13,671)	(49,758)

Less: General partner's interest in net earnings (loss)	433	(19)	(137)	(498)

Common unitholders' interest in net earnings (loss)	$42,911	$(1,824)	$(13,534)	$(49,260)

Basic and diluted net earnings (loss) per common unit	$0.44	$(0.02)	$(0.14)	$(0.51)

Cash distributions declared per common unit	$—	$0.10	$—	$0.20

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018

Net earnings (loss)	$43,875	$(1,774)	$(13,633)	$(50,090)
Other comprehensive income (loss):
Change in value of risk management derivatives	(21,080)	1,072	(29,234)	23,521
Reclassification of (gains) losses on derivatives to earnings, net	3,807	(9,743)	(626)	(13,692)
Other comprehensive income (loss)	(17,273)	(8,671)	(29,860)	9,829
Comprehensive income (loss)	26,602	(10,445)	(43,493)	(40,261)
Less: Comprehensive income (loss) attributable to noncontrolling interest	357	(19)	(263)	(234)
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$26,245	$(10,426)	$(43,230)	$(40,027)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	Partner	Common	Partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2018	97,152.7	989.9	$(978,503)	$(69,792)	$20,510	$(1,027,785)	$(6,692)	$(1,034,477)
Contributions in connection with non-cash ESOP compensation charges	—	—	4,599	46	—	4,645	47	4,692
Distributions	—	—	(9,716)	(98)	—	(9,814)	(258)	(10,072)
Net earnings (loss)	—	—	(13,534)	(137)	—	(13,671)	38	(13,633)
Other comprehensive loss	—	—	—	—	(29,559)	(29,559)	(301)	(29,860)
Balance at January 31, 2019	97,152.7	989.9	$(997,154)	$(69,981)	$(9,049)	$(1,076,184)	$(7,166)	$(1,083,350)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,633)	$(50,090)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	38,597	51,217
Non-cash employee stock ownership plan compensation charge	4,692	7,993
Asset impairments	—	10,005
Loss on asset sales and disposals	6,720	40,144
Unrealized gain on derivative instruments	—	(91)
Provision for doubtful accounts	1,576	1,688
Deferred income tax expense	141	364
Other	6,843	4,482
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(78,686)	(102,315)
Inventories	(6,090)	(17,275)
Prepaid expenses and other current assets	(16,351)	(4,682)
Accounts payable	16,441	11,510
Accrued interest expense	(260)	304
Other current liabilities	(8,944)	13,372
Other assets and liabilities	(6,164)	(2,920)
Net cash used in operating activities	(55,118)	(36,294)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(5,069)	(14,862)
Capital expenditures	(58,330)	(35,693)
Proceeds from sale of assets	1,960	4,207
Net cash used in investing activities	(61,439)	(46,348)

Cash flows from financing activities:
Distributions	(9,814)	(19,627)
Proceeds from issuance of long-term debt	—	23,580
Payments on long-term debt	(1,014)	(1,267)
Net reductions in short-term borrowings	(32,800)	(7,879)
Net additions to collateralized short-term borrowings	82,000	97,000
Cash paid for financing costs	(221)	(395)
Noncontrolling interest activity	(258)	(357)
Net cash provided by financing activities	37,893	91,055

Net change in cash and cash equivalents	(78,664)	8,413
Cash and cash equivalents - beginning of period	119,311	5,760
Cash and cash equivalents - end of period	$40,647	$14,173

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of January 31, 2019, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the six months ended January 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2019.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas’ Annual Report on Form 10‑K for fiscal 2018.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2014‑09

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”). The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. Upon adoption, Ferrellgas applied ASU 2014‑09 only to contracts that were not completed, referred to as open contracts.

Ferrellgas adopted ASU 2014‑09 beginning on August 1, 2018 using the modified retrospective method. This method requires that the cumulative effect of initially applying ASU 2014‑09 be recognized in partner’s deficit at the date of adoption, August 1, 2018. ASU 2014‑09 has not materially impacted Ferrellgas’ consolidated financial statements, and as a result there was no cumulative effect to record as of the date of adoption. Results for reporting periods beginning after August 1, 2018 are presented under ASU 2014‑09, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods. See Note G - Revenue from contracts with customers for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under ASU 2014‑09.

FASB Accounting Standard Update No. 2016‑02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard requires lessees to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. An entity may elect the transition relief option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with an option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption and consequently, continue to report comparative periods in compliance with the prior guidance (ASC 840). Ferrellgas expects to elect this additional transition method.

Ferrellgas is continuing to evaluate the impact of its pending adoption of ASU 2016-02 on the consolidated financial statements. Ferrellgas has made significant progress in assessing the impact of the standard and planning for the adoption and implementation. The implementation team has completed initial scoping and is substantially complete in the data gathering process of our current lease portfolio. Ferrellgas is currently performing a completeness assessment over the lease population, analyzing the financial statement impact of adopting the standards, and evaluating the impact of adoption on our existing accounting policies and disclosures. Ferrellgas believes that the adoption of this standard, which will be effective for Ferrellgas August 1, 2019, will result in material increases to right of use assets and lease liabilities on our consolidated balance sheet.

FASB Accounting Standard Update No. 2016‑13

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326) which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

FASB Accounting Standard Update No. 2017‑12

In August 2017, the FASB issued ASU 2017‑12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

FASB Accounting Standard Update No. 2018‑15

In August 2018, the FASB issued ASU 2018‑15, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which is intended to clarify the accounting for implementation costs related to a cloud computing arrangement that is a service contract. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Ferrellgas is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

C.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2019	July 31, 2018
Propane gas and related products	$74,964	$71,180
Appliances, parts and supplies, and other	14,820	12,514
Inventories	$89,784	$83,694

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2019, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 14 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	January 31, 2019	July 31, 2018
Notes receivable, less current portion	$27,646	$27,491
Other	44,893	47,097
Other assets, net	$72,539	$74,588

Other current liabilities consist of the following:

	January 31, 2019	July 31, 2018
Accrued interest	$21,963	$22,222
Customer deposits and advances	26,323	22,829
Other	98,967	96,974
Other current liabilities	$147,253	$142,025

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
Operating expense	$60,279	$54,613	$107,721	$97,928
Depreciation and amortization expense	1,389	1,123	2,462	2,235
Equipment lease expense	7,869	6,296	15,388	12,364
	$69,537	$62,032	$125,571	$112,527

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2019	2018
Cash paid for:
Interest	$82,941	$78,682
Income taxes	$2	$12
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,174	$1,508
Change in accruals for property, plant and equipment additions	$2,815	$47

A.

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2019	July 31, 2018
Accounts receivable pledged as collateral	$201,717	$120,079
Accounts receivable	4,651	8,272
Note receivable - current portion	126	132
Other	27	26
Less: Allowance for doubtful accounts	(3,357)	(2,455)
Accounts and notes receivable, net	$203,164	$126,054

At January 31, 2019, $201.7 million of trade accounts receivable were pledged as collateral against $140.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2018, $120.1 million of trade accounts receivable were pledged as collateral against $58.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2019, Ferrellgas had received cash proceeds of $140.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2018,

Ferrellgas had received cash proceeds of $58.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.3% and 5.2% as of January 31, 2019 and July 31, 2018, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classifies borrowings on the revolving line of credit portion of its Senior Secured Credit Facility as short-term because they are used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of January 31, 2019, there were no amounts classified as short-term borrowings. As of July 31, 2018, $32.8 million was classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facilities

As of January 31, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at a rate of 8.27%, which was classified as long-term debt, and no borrowings under the Revolving Facility. As of January 31, 2019, the operating partnership had available borrowing capacity under its Revolving Facility of $196.2 million. As of July 31, 2018, the operating partnership had borrowings of $275.0 million under the Term Loan at a rate of 7.86%, which was classified as long-term debt, and $32.8 million under the Revolving Facility at a rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, the operating partnership had available borrowing capacity under its Revolving Facility of $159.3 million.

Letters of credit outstanding at January 31, 2019 and July 31, 2018 totaled $103.8 million and $107.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At January 31, 2019, Ferrellgas had available letter of credit remaining capacity of $21.2 million. At July 31, 2018, Ferrellgas had available letter of credit remaining capacity of $17.1 million.

Debt and interest expense reduction and refinancing strategy

Ferrellgas continues to execute on a strategy to further reduce its debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility and amending its accounts receivable securitization facility in May 2018 and certain asset sales during fiscal 2018. Ferrellgas continues to evaluate its options to address its leverage.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit Ferrellgas Partners’ ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are those related to the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners, and the consolidated fixed charge coverage ratio, as defined in the indentures governing the outstanding notes of the operating partnership.

Consolidated fixed charge coverage ratio - Ferrellgas Partners, L.P., the master limited partnership

Under the Ferrellgas Partners indenture, before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners, Ferrellgas Partners must satisfy a consolidated fixed charge coverage ratio requirement or have unused capacity under a limited exception to the ratio requirement. If Ferrellgas Partners is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders.

The restricted payments covenant requires that, for Ferrellgas Partners to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As of January 31, 2019, the ratio was 1.38x. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions were paid to common unitholders in December 2018 for the three months ended October 31, 2018 and no distributions will be paid for the three months ended January 31, 2019. Unless this indenture is amended or replaced, or our consolidated fixed charge coverage ratio improves to at least 1.75x this covenant will continue to restrict us from making common unit distributions.

Consolidated fixed charge coverage ratio - Ferrellgas, L.P., the operating partnership

Under the operating partnership indentures, before a restricted payment (as defined in the indentures) can be made by the operating partnership to Ferrellgas Partners, the operating partnership must satisfy a consolidated fixed charge coverage ratio requirement or have unused capacity under a limited exception to the ratio requirement. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders or make interest payments on Ferrellgas Partners’ unsecured senior notes due 2020.

The restricted payment covenants require that, for the operating partnership to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. As of January 31, 2019, the ratio was 1.67x. As a result, it’s likely the distribution that will be made by the operating partnership on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 will be made from capacity under the limited exception to the ratio requirement. The operating partnership believes that its remaining capacity under the limited exception to the ratio requirement will allow it to make distributions to Ferrellgas Partners sufficient to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through maturity of those notes.

F.    Partners’ deficit

As of January 31, 2019 and July 31, 2018, Ferrellgas Partners limited partner units, which are listed on the New York Stock Exchange under the symbol “FGP,” were beneficially owned by the following:

	January 31, 2019	July 31, 2018
Public common unitholders	69,612,939	69,612,939
Ferrell Companies (1)	22,529,361	22,529,361
FCI Trading Corp. (2)	195,686	195,686
Ferrell Propane, Inc. (3)	51,204	51,204
James E. Ferrell (4)	4,763,475	4,763,475

(1)

Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at January 31, 2019.

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

Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Partnership distributions

Ferrellgas Partners has recognized the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
Public common unitholders	$—	$6,962	$6,962	$13,923
Ferrell Companies	—	2,253	2,253	4,506
FCI Trading Corp.	—	20	20	40
Ferrell Propane, Inc.	—	5	5	10
James E. Ferrell	—	476	476	952
General partner	—	98	98	196
	$—	$9,814	$9,814	$19,627

Ferrellgas Partners paid cash distributions as detailed in the table above. Ferrellgas Partners did not declare a cash distribution related to the three months ended October 31, 2018 or related to the three months ended January 31, 2019. As discussed in Note E – Debt, Ferrellgas Partners was not permitted, pursuant to the consolidated fixed charge coverage ratio under its note indenture, to make restricted payments, including distributions to unitholders.

See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2019 and 2018.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2019, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

During the six months ended January 31, 2018, the general partner made non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Revenue from contracts with customers

Ferrellgas adopted ASU 2014‑09 beginning on August 1, 2018 using the modified retrospective method. Ferrellgas earns revenue from contracts with customers primarily through the distribution of propane, as well as through the sale of propane related equipment and supplies. Revenues from propane and other gas liquids sales are comprised of revenue earned from the delivery of propane to tanks on customers’ premises, delivery of propane filled cylinders to customers, or from the sale of portable propane tanks to nationwide and local retailers and end use customers. Other revenues primarily include sales of appliances and other materials as well as other fees charged to customers. Upon adoption, Ferrellgas applied ASU 2014‑09 only to contracts that were not completed.

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

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
Retail - Sales to End Users	$415,827	$417,472	$633,591	$601,266
Wholesale - Sales to Resellers	115,392	128,654	209,336	227,083
Other Gas Sales	18,893	46,113	42,151	66,648
Other	23,265	45,641	40,608	76,778
Propane and related equipment revenues	$573,377	$637,880	$925,686	$971,775

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	January 31, 2019	July 31, 2018
Accounts receivable	$189,151	$119,818
Contract assets	$18,519	$8,691
Contract liabilities
Deferred revenue (1)	$35,609	$29,933

(1)	Of the beginning balance of deferred revenue, $17.1 million was recognized as revenue during the six months ended January 31, 2019.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where its customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in Ferrellgas’ even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2019 and July 31, 2018:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$5,848	$—	$5,848
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(15,148)	$—	$(15,148)

July 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$22,470	$—	$22,470
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,910)	$—	$(1,910)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $24.2 million, or $3.4 million less than their carrying amount as of January 31, 2019. The estimated fair values of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At January 31, 2019 and July 31, 2018, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,825.1 million and $1,935.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2019 and 2018, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of January 31, 2019 and July 31, 2018:

	January 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$5,408	Other current liabilities	$13,859
Commodity derivatives-propane	Other assets, net	440	Other liabilities	1,289
	Total	$5,848	Total	$15,148

	July 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$17,123	Other current liabilities	$1,832
Commodity derivatives-propane	Other assets, net	5,347	Other liabilities	78
	Total	$22,470	Total	$1,910

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2019 and July 31, 2018, respectively:

	January 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$10,977	Other current liabilities	$1,734
	Other assets, net	2,617	Other liabilities	3
		$13,594		$1,737

	July 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$2,851	Other current liabilities	$12,308
	Other assets, net	927	Other liabilities	4,235
		$3,778		$16,543

The following table provides a summary of the effect on Ferrellgas’ condensed consolidated statements of operations for the three and six months ended January 31, 2019 and 2018 due to derivatives that were designated as fair value hedging instruments:

				Amount of Interest Expense
		Amount of Gain Recognized on		Recognized on Fixed-Rated Debt
	Location of Gain	Derivative		(Related Hedged Item)
	Recognized on	For the three months ended January 31,		For the three months ended January 31,
Derivative Instrument	Derivative	2019	2018	2019	2018
Interest rate swap agreements	Interest expense	$—	$88	$—	$(2,275)

				Amount of Interest Expense
		Amount of Gain Recognized on		Recognized on Fixed-Rated Debt
	Location of Amounts	Derivative		(Related Hedged Item)
	Recognized on	For the six months ended January 31,		For the six months ended January 31,
Derivative Instrument	Derivative	2019	2018	2019	2018
Interest rate swap agreements	Interest expense	$—	$226	$—	$(4,550)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2019 and 2018 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2019
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(21,080)	Cost of product sold- propane and other gas liquids sales	$3,807	$—
	$(21,080)		$3,807	$—

	For the three months ended January 31, 2018
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$960	Cost of sales-propane and other gas liquids sales	$9,886	$—
Interest rate swap agreements	112	Interest expense	(143)	—
	$1,072		$9,743	$—

	For the six months ended January 31, 2019
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(29,234)	Cost of sales-propane and other gas liquids sales	$(626)	$—
	$(29,234)		$(626)	$—

	For the six months ended January 31, 2018
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$23,283	Cost of product sold- propane and other gas liquids sales	$14,018	$—
Interest rate swap agreements	238	Interest expense	(326)	—
	$23,521		$13,692	$—

The following table provides a summary of the effect on Ferrellgas’ condensed consolidated statements of operations for the three and six months ended January 31, 2019 and 2018 due to the change in fair value of derivatives not designated as hedging instruments:

For the three months ended January 31, 2019
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$—	Cost of sales - midstream operations

	For the three months ended January 31, 2018
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$(2,080)	Cost of sales - midstream operations

For the six months ended January 31, 2019
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$—	Cost of sales - midstream operations

	For the six months ended January 31, 2018
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

The changes in derivatives included in AOCI for the six months ended January 31, 2019 and 2018 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2019	2018
Beginning balance	$20,560	$14,648
Change in value of risk management commodity derivatives	(29,234)	23,283
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(626)	(14,018)
Change in value of risk management interest rate derivatives	—	238
Reclassification of losses on interest rate hedges to interest expense	—	326
Ending balance	$(9,300)	$24,477

Ferrellgas expects to reclassify net losses related to the risk management commodity derivatives of approximately $8.5 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2019 and 2018, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2019, Ferrellgas had financial derivative contracts covering 3.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2019, the maximum amount of loss due to credit risk that Ferrellgas would incur is $0.5 million, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2019.

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

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
Operating expense	$69,285	$65,291	$129,243	$122,642

General and administrative expense	$7,197	$8,422	$13,309	$15,930

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

Ferrellgas has been named, along with several former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice. On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The parties have completed briefing and are preparing for oral argument. At this time the derivative lawsuits remain stayed by agreement. Ferrellgas believes that it has defenses and will vigorously defend these cases. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

Ferrellgas and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damage claims, if ultimately owed to Eddystone, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. The lawsuit is in its early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, Ferrellgas filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, Ferrellgas entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. On January 25, 2019, Ferrellgas, Bridger Logistics, LLC and all other defendants filed a Motion to Dismiss Plaintiff’s First Amended Complaint for Lack of Subject Matter Jurisdiction.

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

There was no dilutive effect resulting from this method based on basic and diluted net earnings (loss) per common unit for the three and six months ended January 31, 2019 or 2018.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
	(in thousands, except per common unit amounts)
Common unitholders’ interest in net earnings (loss)	$42,911	$(1,824)	$(13,534)	$(49,260)
Weighted average common units outstanding (in thousands)	97,152.7	97,152.7	97,152.7	97,152.7
Basic and diluted net earnings (loss) per common unit	$0.44	$(0.02)	$(0.14)	$(0.51)
B.
C.

M.    Segment reporting

As of January 31, 2019, Ferrellgas has one reportable operating segment: propane operations and related equipment sales. All remaining activities are included in Corporate and other.

Following is a summary of segment information for the three and six months ended January 31, 2019 and 2018:

	Three months ended January 31, 2019
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$573,377	$—	$573,377
Direct costs (1)	443,533	10,188	453,721
Adjusted EBITDA	$129,844	$(10,188)	$119,656

	Three months ended January 31, 2018
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$637,880	$117,276	$755,156
Direct costs (1)	507,386	127,143	634,529
Adjusted EBITDA	$130,494	$(9,867)	$120,627

	Six months ended January 31, 2019
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$925,686	$—	$925,686
Direct costs (1)	767,127	21,062	788,189
Adjusted EBITDA	$158,559	$(21,062)	$137,497

	Six months ended January 31, 2018
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$971,775	$238,036	$1,209,811
Direct costs (1)	810,715	252,253	1,062,968
Adjusted EBITDA	$161,060	$(14,217)	$146,843

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

Following is a reconciliation of Ferrellgas’ total segment performance measure to condensed consolidated net loss:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$43,344	$(1,843)	$(13,671)	$(49,758)
Income tax expense (benefit)	3	(162)	161	215
Interest expense	44,891	42,673	88,769	83,480
Depreciation and amortization expense	19,605	25,485	38,597	51,217
EBITDA	107,843	66,153	113,856	85,154
Non-cash employee stock ownership plan compensation charge	1,944	4,031	4,692	7,993
Asset impairments	—	10,005	—	10,005
Loss on asset sales and disposals	2,216	39,249	6,720	40,144
Other income, net	(86)	(684)	(105)	(1,195)
Severance costs	1,600	—	1,600	1,663
Legal fees and settlements	5,608	2,118	9,172	2,118
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	—	(314)	—	1,293
Multi-employer pension plan withdrawal settlement	—	—	1,524	—
Net earnings (loss) attributable to noncontrolling interest	531	69	38	(332)
Adjusted EBITDA	$119,656	$120,627	$137,497	$146,843

Following are total assets by segment:

Assets	January 31, 2019	July 31, 2018
Propane operations and related equipment sales	$1,315,233	$1,196,084
Corporate and other	72,887	167,197
Total consolidated assets	$1,388,120	$1,363,281

Following are capital expenditures by segment:

	Six months ended January 31, 2019
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$31,460	$549	$32,009
Growth	23,316	—	23,316
Total	$54,776	$549	$55,325

	Six months ended January 31, 2018
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$12,016	$1,427	$13,443
Growth	18,311	1,013	19,324
Total	$30,327	$2,440	$32,767

N.    Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2019	July 31, 2018
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	—	1,850
Total assets	$1,000	$2,850

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	29,111	29,020
Accumulated deficit	(29,111)	(27,170)
Total stockholder’s equity	$1,000	$2,850

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
General and administrative expense	$1,941	$225	$1,941	$275

Net loss	$(1,941)	$(225)	$(1,941)	$(275)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,941)	$(275)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,850	—
Cash used in operating activities	(91)	(275)

Cash flows from financing activities:
Capital contribution	91	275
Cash provided by financing activities	91	275

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000

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

The indenture governing the senior unsecured notes contains various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. As of January 31, 2019, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement, except for the consolidated fixed charge coverage ratio.

The indenture governing the outstanding notes of the Partnership includes a consolidated fixed charge coverage ratio test for the incurrence of debt and the making of restricted payments. The restricted payments covenant requires that, for the Partnership to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the Partnership be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, the Partnership may make restricted payments of up to $50.0 million in total over a 16 quarter period. As of January 31, 2019, the ratio was 1.67x. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018 while this ratio was less than 1.75x, the Partnership has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions will be paid to common unitholders in December 2018 for the three and six months ended January 31, 2019. Unless this indenture is amended or replaced, or the Partnership’s consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict the Partnership from making common unit distributions.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$40,552	$119,308
Accounts and notes receivable, net (including $201,717 and $120,079 of accounts receivable pledged as collateral at January 31, 2019 and July 31, 2018, respectively)	203,164	126,054
Inventories	89,784	83,694
Prepaid expenses and other current assets	36,553	34,830
Total current assets	370,053	363,886

Property, plant and equipment, net	584,334	557,723
Goodwill	247,478	246,098
Intangible assets (net of accumulated amortization of $407,795 and $399,629 at January 31, 2019 and July 31, 2018, respectively)	113,558	120,951
Other assets, net	72,539	74,588
Total assets	$1,387,962	$1,363,246

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$63,639	$46,820
Short-term borrowings	—	32,800
Collateralized note payable	140,000	58,000
Other current liabilities	143,319	138,091
Total current liabilities	346,958	275,711

Long-term debt	1,730,468	1,728,137
Other liabilities	37,547	39,476
Contingencies and commitments (Note K)

Partners’ deficit:
Limited partner	(710,796)	(693,896)
General partner	(7,088)	(6,915)
Accumulated other comprehensive income (loss)	(9,127)	20,733
Total partners’ deficit	(727,011)	(680,078)
Total liabilities and partners’ deficit	$1,387,962	$1,363,246

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018

Revenues:
Propane and other gas liquids sales	$550,112	$592,239	$885,078	$894,997
Midstream operations	—	117,276	—	238,036
Other	23,265	45,641	40,608	76,778
Total revenues	573,377	755,156	925,686	1,209,811

Costs and expenses:
Cost of sales - propane and other gas liquids sales	311,531	362,918	515,667	542,433
Cost of sales - midstream operations	—	107,067	—	215,192
Cost of sales - other	3,422	20,787	6,469	34,489
Operating expense	121,219	123,716	231,550	234,178
Depreciation and amortization expense	19,605	25,485	38,597	51,217
General and administrative expense	16,341	14,890	30,516	28,054
Equipment lease expense	8,415	6,954	16,278	13,695
Non-cash employee stock ownership plan compensation charge	1,944	4,031	4,692	7,993
Asset impairments	—	10,005	—	10,005
Loss on asset sales and disposals	2,216	39,249	6,720	40,144

Operating income	88,684	40,054	75,197	32,411

Interest expense	(36,150)	(34,058)	(71,345)	(66,254)
Other income, net	86	684	105	1,195

Earnings (loss) before income taxes	52,620	6,680	3,957	(32,648)

Income tax expense (benefit)	3	(167)	154	204

Net earnings (loss)	$52,617	$6,847	$3,803	$(32,852)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018

Net earnings (loss)	$52,617	$6,847	$3,803	$(32,852)
Other comprehensive income (loss):
Change in value of risk management derivatives	(21,080)	1,072	(29,234)	23,521
Reclassification of (gains) losses on derivatives to earnings, net	3,807	(9,743)	(626)	(13,692)
Other comprehensive income (loss)	(17,273)	(8,671)	(29,860)	9,829
Comprehensive income (loss)	$35,344	$(1,824)	$(26,057)	$(23,023)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit

Balance at July 31, 2018	$(693,896)	$(6,915)	$20,733	$(680,078)
Contributions in connection with non-cash ESOP compensation charges	4,645	47	—	4,692
Distributions	(25,310)	(258)	—	(25,568)
Net earnings	3,765	38	—	3,803
Other comprehensive loss	—	—	(29,860)	(29,860)
Balance at January 31, 2019	$(710,796)	$(7,088)	$(9,127)	$(727,011)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$3,803	$(32,852)
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	38,597	51,217
Non-cash employee stock ownership plan compensation charge	4,692	7,993
Asset impairments	—	10,005
Loss on asset sales and disposals	6,720	40,144
Unrealized gain on derivative instruments	—	(91)
Provision for doubtful accounts	1,576	1,688
Deferred income tax expense	141	364
Other	4,736	2,650
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(78,686)	(102,315)
Inventories	(6,090)	(17,275)
Prepaid expenses and other current assets	(16,321)	(4,637)
Accounts payable	16,441	11,510
Accrued interest expense	(259)	304
Other current liabilities	(8,944)	13,662
Other assets and liabilities	(6,120)	(3,208)
Net cash used in operating activities	(39,714)	(20,841)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(5,069)	(14,862)
Capital expenditures	(58,330)	(35,693)
Proceeds from sale of assets	1,960	4,207
Net cash used in investing activities	(61,439)	(46,348)

Cash flows from financing activities:
Distributions	(25,568)	(35,380)
Proceeds from issuance of long-term debt	—	23,580
Payments on long-term debt	(1,014)	(1,267)
Net reductions in short-term borrowings	(32,800)	(7,879)
Net additions to collateralized short-term borrowings	82,000	97,000
Cash paid for financing costs	(221)	(395)
Net cash provided by financing activities	22,397	75,659

Net change in cash and cash equivalents	(78,756)	8,470
Cash and cash equivalents - beginning of period	119,308	5,701
Cash and cash equivalents - end of period	$40,552	$14,171

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

Due to seasonality, the results of operations for the six months ended January 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2019.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10‑K for fiscal 2018.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2014‑09

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”). The issuance is part of a joint effort by the FASB and the International Accounting Standards Board ("IASB") to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS") and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. Upon adoption, Ferrellgas, L.P. applied ASU 2014‑09 only to contracts that were not completed, referred to as open contracts.

Ferrellgas, L.P. adopted ASU 2014‑09 beginning on August 1, 2018 using the modified retrospective method. This method requires that the cumulative effect of initially applying ASU 2014‑09 be recognized in partner’s deficit at the date of adoption, August 1, 2018. ASU 2014‑09 has not materially impacted Ferrellgas, L.P.’s consolidated financial statements, and as a result there was no cumulative effect to record as of the date of adoption. Results for reporting periods beginning after August 1, 2018 are presented under ASU 2014‑09, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods. See Note G - Revenue from contracts with customers for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under ASU 2014‑09.

FASB Accounting Standard Update No. 2016‑02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard requires lessees to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. An entity may elect the transition relief option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with an option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption and consequently, continue to report comparative periods in compliance with the prior guidance (ASC 840). Ferrellgas, L.P. expects to elect this additional transition method.

Ferrellgas, L.P. is continuing to evaluate the impact of its pending adoption of ASU 2016-02 on the consolidated financial statements. Ferrellgas, L.P. has made significant progress in assessing the impact of the standard and planning for the adoption and implementation. The implementation team has completed initial scoping and is substantially complete in the data gathering process of our current lease portfolio. Ferrellgas, L.P. is currently performing a completeness assessment over the lease population, analyzing the financial statement impact of adopting the standards, and evaluating the impact of adoption on our existing accounting policies and disclosures. Ferrellgas, L.P. believes that the adoption of this standard, which will be effective for Ferrellgas, L.P. August 1, 2019, will result in material increases to right of use assets and lease liabilities on our consolidated balance sheet.

FASB Accounting Standard Update No. 2016‑13

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326) which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas, L.P. is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

FASB Accounting Standard Update No. 2017‑12

In August 2017, the FASB issued ASU 2017‑12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Ferrellgas, L.P. is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

FASB Accounting Standard Update No. 2018‑15

In August 2018, the FASB issued ASU 2018‑15, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which is intended to clarify the accounting for implementation costs related to a cloud computing arrangement that is a service contract. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Ferrellgas, L.P. is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

.

C.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2019	July 31, 2018
Propane gas and related products	$74,964	$71,180
Appliances, parts and supplies, and other	14,820	12,514
Inventories	$89,784	$83,694

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2019, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 14 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	January 31, 2019	July 31, 2018
Notes receivable, less current portion	$27,646	$27,491
Other	44,893	47,097
Other assets, net	$72,539	$74,588

Other current liabilities consist of the following:

	January 31, 2019	July 31, 2018
Accrued interest	18,029	18,288
Customer deposits and advances	26,323	22,829
Other	98,967	96,974
Other current liabilities	$143,319	$138,091

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
Operating expense	$60,279	$54,613	$107,721	$97,928
Depreciation and amortization expense	1,389	1,123	2,462	2,235
Equipment lease expense	7,869	6,296	15,388	12,364
	$69,537	$62,032	$125,571	$112,527

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2019	2018
Cash paid for:
Interest	$67,546	$63,286
Income taxes	$9	$1
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,174	$1,508
Change in accruals for property, plant and equipment additions	$2,815	$47

A.

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2019	July 31, 2018
Accounts receivable pledged as collateral	$201,717	$120,079
Accounts receivable	4,651	8,272
Note receivable - current portion	126	132
Other	27	26
Less: Allowance for doubtful accounts	(3,357)	(2,455)
Accounts and notes receivable, net	$203,164	$126,054

At January 31, 2019, $201.7 million of trade accounts receivable were pledged as collateral against $140.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2018, $120.1 million of trade accounts receivable were pledged as collateral against $58.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2019, Ferrellgas, L.P. had received cash proceeds of $140.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2018, Ferrellgas, L.P. had received cash proceeds of $58.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.3% and 5.2% as of January 31, 2019 and July 31, 2018, respectively.

E.    Debt

Short-term borrowings

Ferrellgas, L.P. classifies borrowings on the revolving line of credit portion of its Senior Secured Credit Facility as short-term because they are used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of January 31, 2019, there were no amounts classified as short-term borrowings. As of July 31, 2018, $32.8 million was classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facilities

As of January 31, 2019, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at a rate of 8.27%, which was classified as long-term debt, and no borrowings under the Revolving Facility. As of January 31, 2019, Ferrellgas, L.P. had available borrowing capacity under its Revolving Facility of $196.2 million. As of July 31, 2018, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at a rate of 7.86%, which was classified as long-

term debt, and $32.8 million under the Revolving Facility at a rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas, L.P. had available borrowing capacity under its Revolving Facility of $159.3 million.

Letters of credit outstanding at January 31, 2019 and July 31, 2018 totaled $103.8 million and $107.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At January 31, 2019, Ferrellgas, L.P. had available letter of credit remaining capacity of $21.2 million. At July 31, 2018, Ferrellgas, L.P. had available letter of credit remaining capacity of $17.1 million.

Debt and interest expense reduction and refinancing strategy

Ferrellgas, L.P. continues to execute on a strategy to further reduce its debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility and amending its accounts receivable securitization facility in May 2018 and certain asset sales during fiscal 2018. Ferrellgas, L.P. continues to evaluate its options to address its leverage.

Financial covenants

The agreements governing Ferrellgas, L.P.’s indebtedness contain various covenants that limit Ferrellgas, L.P.’s ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are those related to the consolidated fixed charge coverage ratio, as defined in the indentures governing the outstanding notes of Ferrellgas, L.P.

Under the indentures governing the outstanding notes of Ferrellgas, L.P., before a restricted payment (as defined in the indentures) can be made by Ferrellgas, L.P. to Ferrellgas Partners, Ferrellgas, L.P. must be satisfy a consolidated fixed charge coverage ratio requirement or have unused capacity under a limited exception to the ratio requirement. If Ferrellgas, L.P. is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to its common unitholders or make interest payments on its unsecured senior notes due 2020.

The restricted payments covenants require that, for Ferrellgas, L.P. to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas, L.P. be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, Ferrellgas, L.P. may make restricted payments in limited amounts determined under the indentures. As of January 31, 2019, the ratio was 1.67x. As a result, it’s likely the distribution that will be made by Ferrellgas, L.P. on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 will be made from capacity under the limited exception to the ratio requirement. Ferrellgas, L.P. believes that its remaining capacity under the limited exception to the ratio requirement will allow it to make distributions to Ferrellgas Partners’ to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through the maturity of those notes.

F.    Partners’ deficit

Partnership distributions

Ferrellgas, L.P. has recognized the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
Ferrellgas Partners	$15,396	$25,210	$25,310	$35,023
General partner	157	257	258	357
	$15,553	$25,467	$25,568	$35,380

See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2019 and 2018.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2019, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the six months ended January 31, 2018, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Revenue from contracts with customers

Ferrellgas, L.P. adopted ASU 2014‑09 beginning on August 1, 2018 using the modified retrospective method. Ferrellgas, L.P. earns revenue from contracts with customers primarily through the distribution of propane, as well as through the sale of propane related equipment and supplies. Revenues from propane and other gas liquids sales are comprised of revenue earned from the delivery of propane to tanks on customers’ premises, delivery of propane filled cylinders to customers, or from the sale of portable propane tanks to nationwide and local retailers and end use customers. Other revenues primarily include sales of appliances and other materials as well as other fees charged to customers. Upon adoption, Ferrellgas, L.P. applied ASU 2014‑09 only to contracts that were not completed.

Contracts with customers

Ferrellgas, L.P.’s contracts with customers are principally for the bulk delivery of propane to tanks, delivery of propane filled cylinders or the delivery of portable propane tanks to retailers. Ferrellgas, L.P. sells propane to a wide variety of customers, including residential, industrial/commercial, portable tank exchange, agricultural, wholesale and others. Ferrellgas, L.P.’s performance obligations in these contracts are generally limited to the delivery of propane thus revenues from these contracts are earned at the time product is delivered or in the case of some of Ferrellgas, L.P.’s portable tank exchange retailers who have consignment agreements, at the time the tanks are sold to the end use customer. Payment is generally due within 30 days. Revenues from sales of propane are included in Propane and other gas liquids sales on the consolidated statements of operations.

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

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
Retail - Sales to End Users	$415,827	$417,472	$633,591	$601,266
Wholesale - Sales to Resellers	115,392	128,654	209,336	227,083
Other Gas Sales	18,893	46,113	42,151	66,648
Other	23,265	45,641	40,608	76,778
Propane and related equipment revenues	$573,377	$637,880	$925,686	$971,775

Contract assets and liabilities

Ferrellgas, L.P.’s performance obligations are generally limited to the delivery of propane for our retail and wholesale contracts. Ferrellgas, L.P.’s performance obligations with respect to sales of appliances and other materials and other revenues are limited to the delivery of the agreed upon good or service. Ferrellgas, L.P. does not have material performance obligations that are delivered over time, thus all of our revenue is recognized at the time the goods, including propane, are delivered or installed. Ferrellgas, L.P. offers “even pay” billing programs that can create customer deposits or advances, depending on whether Ferrellgas, L.P. has delivered more propane than the customer has paid for or whether the customer has paid for more propane than what has been delivered. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. The advance or deposit is considered to be a contract asset or liability. Additionally, from time to time, we have customers that pay in advance for goods or services, and such amounts result in contract liabilities.

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	January 31, 2019	July 31, 2018
Accounts receivable	$189,151	$119,818
Contract assets	$18,519	$8,691
Contract liabilities
Deferred revenue (1)	$35,609	$29,933

(1)	Of the beginning balance of deferred revenue, $17.1 million was recognized as revenue during the six months ended January 31, 2019.

Remaining performance obligations

Ferrellgas, L.P.’s remaining performance obligations are generally limited to situations where its customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in Ferrellgas, L.P.’s even pay billing programs and Ferrellgas, L.P. expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2019 and July 31, 2018:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$5,848	$—	$5,848
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(15,148)	$—	$(15,148)

July 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$22,470	$—	$22,470
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,910)	$—	$(1,910)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $24.2 million, or $3.4 million less than their carrying amount as of January 31, 2019. The estimated fair values of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At January 31, 2019 and July 31, 2018, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,560.0 million and $1,591.5 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2019 and 2018, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of January 31, 2019 and July 31, 2018:

	January 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$5,408	Other current liabilities	$13,859
Commodity derivatives-propane	Other assets, net	440	Other liabilities	1,289
	Total	$5,848	Total	$15,148

	July 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$17,123	Other current liabilities	$1,832
Commodity derivatives-propane	Other assets, net	5,347	Other liabilities	78
	Total	$22,470	Total	$1,910

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2019 and July 31, 2018, respectively:

	January 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$10,977	Other current liabilities	$1,734
	Other assets, net	2,617	Other liabilities	3
		$13,594		$1,737

	July 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$2,851	Other current liabilities	$12,308
	Other assets, net	927	Other liabilities	4,235
		$3,778		$16,543

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three and six months ended January 31, 2019 and 2018 due to derivatives that were designated as fair value hedging instruments:

				Amount of Interest Expense
	Location of Amounts	Amount of Gain Recognized on		Recognized on Fixed-Rated Debt
	Recognized on	Derivative		(Related Hedged Item)
Derivative Instrument	Derivative	For the three months ended January 31,		For the three months ended January 31,
		2019	2018	2019	2018
Interest rate swap agreements	Interest expense	$—	$88	$—	$(2,275)

				Amount of Interest Expense
	Location of Gain	Amount of Gain Recognized on		Recognized on Fixed-Rated Debt
	Recognized on	Derivative		(Related Hedged Item)
Derivative Instrument	Derivative	For the six months ended January 31,		For the six months ended January 31,
		2019	2018	2019	2018
Interest rate swap agreements	Interest expense	$—	$226	$—	$(4,550)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2019 and 2018 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(21,080)	Cost of product sold- propane and other gas liquids sales	$3,807	$—
	$(21,080)		$3,807	$—

	For the three months ended January 31, 2018
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$960	Cost of sales-propane and other gas liquids sales	$9,886	$—
Interest rate swap agreements	112	Interest expense	(143)	—
	$1,072		$9,743	$—

	For the six months ended January 31, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(29,234)	Cost of sales-propane and other gas liquids sales	$(626)	$—
	$(29,234)		$(626)	$—

	For the six months ended January 31, 2018
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$23,283	Cost of product sold- propane and other gas liquids sales	$14,018	$—
Interest rate swap agreements	238	Interest expense	(326)	—
	$23,521		$13,692	$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three and six months ended January 31, 2019 and 2018 due to the change in fair value of derivatives not designated as hedging instruments:

For the three months ended January 31, 2019
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$—	Cost of sales - midstream operations

	For the three months ended January 31, 2018
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$(2,080)	Cost of sales - midstream operations

For the six months ended January 31, 2019
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$—	Cost of sales - midstream operations

	For the six months ended January 31, 2018
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

The changes in derivatives included in AOCI for the six months ended January 31, 2019 and 2018 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2019	2018
Beginning balance	$20,560	$14,648
Change in value of risk management commodity derivatives	(29,234)	23,283
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(626)	(14,018)
Change in value of risk management interest rate derivatives	—	238
Reclassification of losses on interest rate hedges to interest expense	—	326
Ending balance	$(9,300)	$24,477

Ferrellgas, L.P. expects to reclassify net losses related to the risk management commodity derivatives of approximately $8.5 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2019 and 2018, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2019, Ferrellgas, L.P. had financial derivative contracts covering 3.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2019, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur is $0.5 million, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2019.

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

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
Operating expense	$69,285	$65,291	$129,243	$122,642

General and administrative expense	$7,197	$8,422	$13,309	$15,930

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

Ferrellgas, L.P. has been named, along with several former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas, L.P. and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice. On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The parties have completed briefing and are preparing for oral argument. At this time the derivative lawsuits remain stayed by agreement. Ferrellgas, L.P. believes that it has defenses and will vigorously defend these cases. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

Ferrellgas, L.P. and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas, L.P. transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas, L.P. Ferrellgas, L.P. believes that Ferrellgas, L.P. and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas, L.P. believes that the amount of such damage claims, if ultimately owed to Eddystone, could be material to Ferrellgas, L.P. Ferrellgas, L.P. intends to vigorously defend this claim. The lawsuit is in its early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, Ferrellgas, L.P. filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, Ferrellgas, L.P. entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. On January 25, 2019, Ferrellgas, L.P., Bridger Logistics, LLC and all other defendants filed a Motion to Dismiss Plaintiff’s First Amended Complaint for Lack of Subject Matter Jurisdiction.

L.    Segment reporting

As of January 31, 2019, Ferrellgas, L.P. has one reportable operating segment: propane operations and related equipment sales. All remaining activities are included in Corporate and other.

Following is a summary of segment information for the three and six months ended January 31, 2019 and 2018

	Three months ended January 31, 2019
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$573,377	$—	$573,377
Direct costs (1)	443,533	10,187	453,720
Adjusted EBITDA	$129,844	$(10,187)	$119,657

	Three months ended January 31, 2018
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$637,880	$117,276	$755,156
Direct costs (1)	507,386	127,142	634,528
Adjusted EBITDA	$130,494	$(9,866)	$120,628

	Six months ended January 31, 2019
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$925,686	$—	$925,686
Direct costs (1)	767,127	21,057	788,184
Adjusted EBITDA	$158,559	$(21,057)	$137,502

	Six months ended January 31, 2018
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$971,775	$238,036	$1,209,811
Direct costs (1)	810,715	252,252	1,062,967
Adjusted EBITDA	$161,060	$(14,216)	$146,844

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

Following is a reconciliation of Ferrellgas, L.P.’s total segment performance measure to condensed consolidated net loss:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018

Net earnings (loss)	$52,617	$6,847	$3,803	$(32,852)
Income tax expense (benefit)	3	(167)	154	204
Interest expense	36,150	34,058	71,345	66,254
Depreciation and amortization expense	19,605	25,485	38,597	51,217
EBITDA	108,375	66,223	113,899	84,823
Non-cash employee stock ownership plan compensation charge	1,944	4,031	4,692	7,993
Asset impairments	—	10,005	—	10,005
Loss on asset sales and disposals	2,216	39,249	6,720	40,144
Other income, net	(86)	(684)	(105)	(1,195)
Severance costs	1,600	—	1,600	1,663
Legal fees and settlements	5,608	2,118	9,172	2,118
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	—	(314)	—	1,293
Multi-employer pension plan withdrawal settlement	—	—	1,524	—
Adjusted EBITDA	$119,657	$120,628	$137,502	$146,844

Following are total assets by segment:

	January 31, 2019	July 31, 2018
Assets
Propane operations and related equipment sales	$1,315,233	$1,196,084
Corporate and other	72,729	167,162
Total consolidated assets	$1,387,962	$1,363,246

Following are capital expenditures by segment:

	Six months ended January 31, 2019
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$31,460	$549	$32,009
Growth	23,316	—	23,316
Total	$54,776	$549	$55,325

	Six months ended January 31, 2018
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$12,016	$1,427	$13,443
Growth	18,311	1,013	19,324
Total	$30,327	$2,440	$32,767

D.

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of January 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$40,305	$1	$246	$—	$—	$40,552
Accounts and notes receivable, net	(3,661)	—	150	206,675	—	203,164
Intercompany receivables	(9,201)	—	—	—	9,201	—
Inventories	89,784	—	—	—	—	89,784
Prepaid expenses and other current assets	36,551	—	(1)	3	—	36,553
Total current assets	153,778	1	395	206,678	9,201	370,053

Property, plant and equipment, net	584,335	—	(1)	—	—	584,334
Goodwill, net	247,478	—	—	—	—	247,478
Intangible assets, net	113,558	—	—	—	—	113,558
Investments in consolidated subsidiaries	74,072	—	—	—	(74,072)	—
Other assets, net	68,659	—	2,875	1,005	—	72,539
Total assets	$1,241,880	$1	$3,269	$207,683	$(64,871)	$1,387,962

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$63,526	$—	$—	$113	$—	$63,639
Collateralized note payable	—	—	—	140,000	—	140,000
Intercompany payables	—	—	(192)	(9,009)	9,201	—
Other current liabilities	137,417	—	388	5,514	—	143,319
Total current liabilities	200,943	—	196	136,618	9,201	346,958

Long-term debt	1,730,468	—	—	—	—	1,730,468
Other liabilities	37,480	—	67	—	—	37,547
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(717,884)	1	3,006	71,065	(74,072)	(717,884)
Accumulated other comprehensive loss	(9,127)	—	—	—	—	(9,127)
Total partners' capital (deficit)	(727,011)	1	3,006	71,065	(74,072)	(727,011)
Total liabilities and partners' capital (deficit)	$1,241,880	$1	$3,269	$207,683	$(64,871)	$1,387,962

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of July 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$119,133	$1	$174	$—	$—	$119,308
Accounts and notes receivable, net	(3,420)	—	9,395	120,079	—	126,054
Intercompany receivables	15,660	—	—	—	(15,660)	—
Inventories	83,694	—	—	—	—	83,694
Prepaid expenses and other current assets	34,050	—	775	5	—	34,830
Total current assets	249,117	1	10,344	120,084	(15,660)	363,886

Property, plant and equipment, net	557,689	—	34	—	—	557,723
Goodwill, net	246,098	—	—	—	—	246,098
Intangible assets, net	120,951	—	—	—	—	120,951
Investments in consolidated subsidiaries	59,937	—	—	—	(59,937)	—
Other assets, net	63,411	—	9,961	1,216	—	74,588
Total assets	$1,297,203	$1	$20,339	$121,300	$(75,597)	$1,363,246

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$45,171	$—	$1,547	$102	$—	$46,820
Short-term borrowings	32,800	—	—	—	—	32,800
Collateralized note payable	—	—	—	58,000	—	58,000
Intercompany payables	—	—	(143)	15,803	(15,660)	—
Other current liabilities	131,702	—	6,036	353	—	138,091
Total current liabilities	209,673	—	7,440	74,258	(15,660)	275,711

Long-term debt	1,728,137	—	—	—	—	1,728,137
Other liabilities	39,471	—	5	—	—	39,476
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(700,811)	1	12,894	47,042	(59,937)	(700,811)
Accumulated other comprehensive income	20,733	—	—	—	—	20,733
Total partners' capital (deficit)	(680,078)	1	12,894	47,042	(59,937)	(680,078)
Total liabilities and partners' capital (deficit)	$1,297,203	$1	$20,339	$121,300	$(75,597)	$1,363,246

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended January 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$550,112	$—	$—	$—	$—	$550,112
Other	23,216	—	49	—	—	23,265
Total revenues	573,328	—	49	—	—	573,377

Costs and expenses:
Cost of sales - propane and other gas liquids sales	311,531	—	—	—	—	311,531
Cost of sales - other	3,308	—	114	—	—	3,422
Operating expense	121,180	—	39	1,884	(1,884)	121,219
Depreciation and amortization expense	19,493	—	—	112	—	19,605
General and administrative expense	16,338	3	—	—	—	16,341
Equipment lease expense	8,415	—	—	—	—	8,415
Non-cash employee stock ownership plan compensation charge	1,944	—	—	—	—	1,944
Loss on asset sales and disposals	2,045	—	171	—	—	2,216

Operating income (loss)	89,074	(3)	(275)	(1,996)	1,884	88,684

Interest expense	(34,655)	—	(38)	(1,457)	—	(36,150)
Other income (expense), net	96	—	(10)	2,916	(2,916)	86

Earnings (loss) before income taxes	54,515	(3)	(323)	(537)	(1,032)	52,620

Income tax expense	3	—	—	—	—	3
Equity in earnings (loss) of subsidiaries	(863)	—	—	—	863	—

Net earnings (loss)	53,649	(3)	(323)	(537)	(169)	52,617

Other comprehensive loss	(17,273)	—	—	—	—	(17,273)

Comprehensive income (loss)	$36,376	$(3)	$(323)	$(537)	$(169)	$35,344

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended January 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$592,275	$—	$(36)	$—	$—	$592,239
Midstream operations	—	—	117,276	—	—	117,276
Other	22,707	—	22,934	—	—	45,641
Total revenues	614,982	—	140,174	—	—	755,156

Costs and expenses:
Cost of sales - propane and other gas liquids sales	362,927	—	(9)	—	—	362,918
Cost of sales - midstream operations	—	—	107,067	—	—	107,067
Cost of sales - other	2,853	—	17,934	—	—	20,787
Operating expense	114,096	—	9,795	1,833	(2,008)	123,716
Depreciation and amortization expense	18,521	—	6,893	71	—	25,485
General and administrative expense	13,833	3	1,054	—	—	14,890
Equipment lease expense	6,862	—	92	—	—	6,954
Non-cash employee stock ownership plan compensation charge	4,031	—	—	—	—	4,031
Asset impairments	—		10,005		—	10,005
Loss on asset sales and disposals	555	—	38,694	—	—	39,249

Operating income (loss)	91,304	(3)	(51,351)	(1,904)	2,008	40,054

Interest expense	(21,212)	—	(11,739)	(1,107)	—	(34,058)
Other income (expense), net	408	—	276	2,008	(2,008)	684

Earnings (loss) before income taxes	70,500	(3)	(62,814)	(1,003)	—	6,680

Income tax expense (benefit)	82	—	(249)	—	—	(167)
Equity in earnings (loss) of subsidiaries	(63,571)	—	—	—	63,571	—

Net earnings (loss)	6,847	(3)	(62,565)	(1,003)	63,571	6,847

Other comprehensive income	(8,671)	—	—	—	—	(8,671)

Comprehensive income (loss)	$(1,824)	$(3)	$(62,565)	$(1,003)	$63,571	$(1,824)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the six months ended January 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$885,078	$—	$—	$—	$—	$885,078
Other	40,559	—	49	—	—	40,608
Total revenues	925,637	—	49	—	—	925,686

Costs and expenses:
Cost of sales - propane and other gas liquids sales	515,667	—	—	—	—	515,667
Cost of sales - other	6,355	—	114	—	—	6,469
Operating expense	231,511	—	39	2,901	(2,901)	231,550
Depreciation and amortization expense	38,374	—	—	223	—	38,597
General and administrative expense	30,511	5	—	—	—	30,516
Equipment lease expense	16,278	—	—	—	—	16,278
Non-cash employee stock ownership plan compensation charge	4,692	—	—	—	—	4,692
Asset impairments	—	—	—	—	—	—
Loss on asset sales and disposals	4,041	—	2,679	—	—	6,720

Operating income (loss)	78,208	(5)	(2,783)	(3,124)	2,901	75,197

Interest expense	(69,003)	—	(38)	(2,304)	—	(71,345)
Other income (expense), net	115	—	(10)	5,119	(5,119)	105

Earnings (loss) before income taxes	9,320	(5)	(2,831)	(309)	(2,218)	3,957

Income tax expense	154	—	—	—	—	154
Equity in earnings (loss) of subsidiary	(3,145)	—	—	—	3,145	—

Net earnings (loss)	6,021	(5)	(2,831)	(309)	927	3,803

Other comprehensive loss	(29,860)	—	—	—	—	(29,860)

Comprehensive income (loss)	$(23,839)	$(5)	$(2,831)	$(309)	$927	$(26,057)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the six months ended January 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$894,392	$—	$605	$—	$—	$894,997
Midstream operations	—	—	238,036	—	—	238,036
Other	39,384	—	37,394	—	—	76,778
Total revenues	933,776	—	276,035	—	—	1,209,811

Costs and expenses:
Cost of sales - propane and other gas liquids sales	541,746	—	687	—	—	542,433
Cost of sales - midstream operations	—	—	215,192	—	—	215,192
Cost of sales - other	5,562	—	28,927	—	—	34,489
Operating expense	215,328	—	19,058	3,015	(3,223)	234,178
Depreciation and amortization expense	36,868	—	14,206	143	—	51,217
General and administrative expense	24,588	5	3,461	—	—	28,054
Equipment lease expense	13,510	—	185	—	—	13,695
Non-cash employee stock ownership plan compensation charge	7,993	—	—	—	—	7,993
Asset impairments	—	—	10,005	—	—	10,005
Loss on asset sales and disposals	1,463	—	38,681	—	—	40,144

Operating income (loss)	86,718	(5)	(54,367)	(3,158)	3,223	32,411

Interest expense	(41,606)	—	(22,924)	(1,724)	—	(66,254)
Other income (expense), net	623	—	572	3,223	(3,223)	1,195

Earnings (loss) before income taxes	45,735	(5)	(76,719)	(1,659)	—	(32,648)

Income tax expense	72	—	132	—	—	204
Equity in earnings (loss) of subsidiary	(78,515)	—	—	—	78,515	—

Net earnings (loss)	(32,852)	(5)	(76,851)	(1,659)	78,515	(32,852)

Other comprehensive income	9,829	—	—	—	—	9,829

Comprehensive income (loss)	$(23,023)	$(5)	$(76,851)	$(1,659)	$78,515	$(23,023)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended January 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$98,494	$(5)	$24,696	$(80,899)	$(82,000)	$(39,714)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(5,069)	—	—	—	—	(5,069)
Capital expenditures	(58,330)	—	—	—	—	(58,330)
Proceeds from sale of assets	1,960	—	—	—	—	1,960
Cash collected for purchase of interest in accounts receivable	—	—	—	710,497	(710,497)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(792,497)	792,497	—
Net changes in advances with consolidated entities	(56,291)	—	—	—	56,291	—
Other	—	—	—	—	—	—
Net cash provided by (used in) investing activities	(117,730)	—	—	(82,000)	138,291	(61,439)

Cash flows from financing activities:
Distributions	(25,568)	—	—	—	—	(25,568)
Payments on long-term debt	(1,014)	—	—	—	—	(1,014)
Net reductions in short-term borrowings	(32,800)	—	—	—	—	(32,800)
Net additions to collateralized short-term borrowings	—	—	—	82,000	—	82,000
Net changes in advances with parent	—	5	(24,624)	80,910	(56,291)	—
Cash paid for financing costs	(210)	—	—	(11)	—	(221)
Net cash provided by (used in) financing activities	(59,592)	5	(24,624)	162,899	(56,291)	22,397

Net change in cash and cash equivalents	(78,828)	—	72	—	—	(78,756)
Cash and cash equivalents - beginning of year	119,133	1	174	—	—	119,308
Cash and cash equivalents - end of year	$40,305	$1	$246	$—	$—	$40,552

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended January 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(57,734)	$(5)	$13,335	$120,563	$(97,000)	$(20,841)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,862)	—	—	—	—	(14,862)
Capital expenditures	(34,391)	—	(1,302)	—	—	(35,693)
Proceeds from sale of assets	4,207	—	—	—	—	4,207
Cash collected for purchase of interest in accounts receivable	—	—	—	574,783	(574,783)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(671,783)	671,783	—
Net changes in advances with consolidated entities	132,748	—	—	—	(132,748)	—
Net cash provided by (used in) investing activities	87,702	—	(1,302)	(97,000)	(35,748)	(46,348)

Cash flows from financing activities:
Distributions	(35,380)	—	—	—	—	(35,380)
Proceeds from increase in long-term debt	23,580	—	—	—	—	23,580
Payments on long-term debt	(1,267)	—	—	—	—	(1,267)
Net reductions in short-term borrowings	(7,879)	—	—	—	—	(7,879)
Net additions to collateralized short-term borrowings	—	—	—	97,000	—	97,000
Net changes in advances with parent	—	5	(12,190)	(120,563)	132,748	—
Cash paid for financing costs	(395)	—	—	—	—	(395)
Net cash provided by (used in) financing activities	(21,341)	5	(12,190)	(23,563)	132,748	75,659

Net change in cash and cash equivalents	8,627	—	(157)	—	—	8,470
Cash and cash equivalents - beginning of year	5,327	1	373	—	—	5,701
Cash and cash equivalents - end of year	$13,954	$1	$216	$—	$—	$14,171

N.    Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2019	July 31, 2018
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	76,452	72,552
Accumulated deficit	(76,352)	(70,952)
Total stockholder's equity	$1,100	$2,600

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2019	2018	2019	2018
General and administrative expense	$3,850	$3,666	$5,400	$5,216

Net loss	$(3,850)	$(3,666)	$(5,400)	$(5,216)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,400)	$(5,216)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,500	1,500
Cash used in operating activities	(3,900)	(3,716)

Cash flows from financing activities:
Capital contribution	3,900	3,716
Cash provided by financing activities	3,900	3,716

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100

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

The indentures governing the senior notes agreements contains various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. The restricted payments covenants require that, for the Partnership to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the Partnership be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, the Partnership may make restricted payments in limited amounts determined under the indentures. As of January 31, 2019, the ratio was 1.67x. As a result, it’s likely the distribution that will be made by the Partnership on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 will be made from capacity under the limited exception to the ratio requirement. the Partnership believes that its remaining capacity under the limited exception to the ratio requirement will allow it to make distributions to Ferrellgas Partners’ to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through the maturity of those notes.

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

In this Item 2 of the Quarterly Report on Form 10‑Q, unless the context indicates otherwise:

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

We file annual, quarterly, and other reports and information with the Securities and Exchange Commission (the "SEC"). You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. Because our common units are traded on the New York Stock Exchange under the ticker symbol “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Quarterly Report on Form 10‑Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and accompanying Notes thereto included in our Annual Report on Form 10‑K for fiscal 2018 and in our historical condensed consolidated financial statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10‑Q.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists one material difference between Ferrellgas Partners and the operating partnership: because Ferrellgas Partners has outstanding $357 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness. See the statements of operations in their respective condensed consolidated financial statements.

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

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10‑K for fiscal 2018. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10‑Q.

Recent developments

Debt and interest expense reduction and refinancing strategy

We continue to execute on a strategy to further reduce our debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility and amending its accounts receivable securitization facility in May 2018 and certain asset sales during fiscal 2018. We continue to evaluate our options to address our leverage. We are in the process of engaging a financial advisor to assist us in addressing our upcoming debt maturities.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability and its subsidiaries to, among other things, make restricted payments and incur additional indebtedness. Our general partner believes that the most restrictive of these covenants are those related to the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners.

Consolidated fixed charge coverage ratio - Ferrellgas Partners, L.P., the master limited partnership

Under the Ferrellgas Partners indenture, before a restricted payment (as defined in the indenture) can be made by Ferrellgas Partners, Ferrellgas Partners must satisfy a consolidated fixed charge coverage ratio requirement or have unused capacity under a limited exception to the ratio requirement. If Ferrellgas Partners is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders.

The restricted payments covenant requires that, for Ferrellgas Partners to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As of January 31, 2019, the ratio was 1.38x. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018 while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions will be paid to common unitholders in March 2019 for the three months ended January 31, 2019. Unless this indenture is amended or replaced, or our consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions.

Consolidated fixed charge coverage ratio - Ferrellgas, L.P., the operating partnership

Under the operating partnership indentures, before a restricted payment (as defined in the indentures) can be made by the operating partnership to Ferrellgas Partners, the operating partnership must satisfy a consolidated fixed charge coverage ratio requirement or have unused capacity under a limited exception to the ratio requirement. If the operating partnership is unable to make restricted payments, Ferrellgas Partners will not have the ability to make distributions to Ferrellgas Partners common unitholders or make interest payments on Ferrellgas Partners’ unsecured senior notes due 2020.

The restricted payments covenants require that, for the operating partnership to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. As of January 31, 2019, the ratio was 1.67x. As a result, it’s likely the distribution that will be made by the operating partnership on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 will be made from capacity under the limited exception to the ratio requirement. The operating partnership believes that its remaining capacity under the limited exception to the ratio requirement will allow it to make distributions to Ferrellgas Partners’ to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through the maturity of those notes.

Distributions

As discussed above, no distributions will be paid to common unitholders in March 2019 for the three months ended January 31, 2019. Unless the indenture governing the outstanding Ferrellgas Partners notes is amended or replaced, if our consolidated fixed charge coverage ratio under that indenture does not improve to at least 1.75x, this covenant will not allow us to make common unit distributions for our quarter ending January 31, 2019 and beyond.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2019 and 2020 sales commitments and, as of January 31, 2019, have experienced net mark-to-market losses of approximately $9.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2019, we estimate 78% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations will not be comparable to our historical results of operations for the periods presented due to the following transactions:

•

During the fourth quarter of fiscal 2018, we completed the sale of a subsidiary and a group of assets within the Midstream operations segment. The subsidiary sold was Bridger Environmental LLC, which encompassed all saltwater disposal activities previously operated by us. The group of assets sold included all assets, excluding working capital, associated with the crude oil trucking operations previously operated by us. Additionally, the sale included two crude oil injection terminals.

•	During the third quarter of fiscal 2018, we sold all 1,292 rail tank cars utilized in our Midstream operations segment.
•	During the second quarter of fiscal 2018, we completed the sale of Bridger Energy, LLC, included in our Midstream operations segment.
•

During the fourth quarter of fiscal 2018, we completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment that sold lower margin propane related equipment.

•

Operating loss and adjusted EBITDA associated with these divestitures in the three months ended January 31, 2018 was $51.4 million and $3.9 million, respectively. Operating loss and adjusted EBITDA associated with these divestitures in the six months ended January 31, 2018 was $54.4 million and $11.1 million, respectively.

For the three months ended January 31, 2019 and 2018

During the three months ended January 31, 2019, we generated net earnings attributable to Ferrellgas Partners L.P. of $43.3 million, compared to net loss attributable to Ferrellgas Partners L.P. of $1.8 million during the three months ended January 31, 2018.

Our propane operations and related equipment sales segment generated operating income of $108.1 million during the three months ended January 31, 2019, compared to operating income of $101.8 million earned during the three months ended January 31, 2018. The increase in operating income is primarily due to a $10.0 million impairment of goodwill related to an immaterial reporting unit that was not repeated in the current period and a $9.3 million increase in “Gross margin – Propane and other gas liquid sales”, partially offset by a $5.0 million decrease in “Gross margin – other”, a $3.9 million increase in "Operating, general and administrative expense", and a $1.7 million increase in "Equipment lease expense". The increase in "Operating, general and administrative expense" and "Gross margin - Propane and other gas liquid sales" primarily resulted from a 4% increase in retail customer count and related gallons sold. The impact of the sale of a group of assets that sold lower margin propane related equipment at the end of fiscal 2018 resulted in the decrease in "Gross margin - other". The increase in “Equipment lease expense” is due to both continued investment in new propane delivery trucks to serve our expanding customer base and to reduce the age of our fleet. In addition, we purchased new propane delivery trucks as discussed in “Distributable cash flow attributable to equity investors”.

Our corporate and other operations recognized an operating loss of $19.4 million during the three months ended January 31, 2019, compared to an operating loss of $61.7 million during the three months ended January 31, 2018. This decrease in operating loss was primarily due to a $42.3 million operating loss related to our midstream operations in fiscal 2018.

“Interest expense” for Ferrellgas increased $2.2 million primarily due to increased interest rates on our secured credit facility.

Distributable cash flow attributable to equity investors decreased to $52.7 million in the current period from $79.2 million in the prior period primarily due to an $21.5 million increase in our maintenance capital expenditures. This increase in maintenance capital expenditures primarily relates to the purchase of new propane delivery trucks which have historically been leased.

Distributable cash flow excess decreased to $51.7 million in the current period from $67.9 million in the prior period, primarily due to an $21.5 million increase in our maintenance capital expenditures, as discussed above, partially offset by a $9.7 million decrease in distributions to common unitholders.

For the six months ended January 31, 2019 and 2018

During the six months ended January 31, 2019, we generated net loss attributable to Ferrellgas Partners L.P. of $13.7 million, compared to net loss attributable to Ferrellgas Partners L.P. of $49.8 million during the six months ended January 31, 2018.

Our propane operations and related equipment sales segment generated operating income of $115.0 million during the six months ended January 31, 2019, compared to operating income of $113.0 million earned during the six months ended January 31, 2018. The increase in operating income is primarily due to a $16.8 million increase in “Gross margin – Propane and other gas liquid sales” and a $10.0 million impairment of goodwill related to an immaterial reporting unit that was not repeated in the current period, partially offset by a $10.6 million increase in "Operating, general and administrative expense", a $8.2 million decrease in "Gross margin - other", and a $3.1 million increase in "Equipment lease expense". The increase in "Operating, general and administrative expense" and "Gross margin - Propane and other gas liquid sales" primarily resulted from a 4% increase in retail customer count. The impact of the sale of a group of assets that sold lower margin propane related equipment at the end of fiscal 2018 resulted in the decrease in "Gross margin - other". The increase in “Equipment lease expense” is due to both continued investment in new propane delivery trucks to serve our expanding customer base and to reduce the age of our fleet. In addition, we purchased new propane delivery trucks as discussed in “Distributable cash flow attributable to equity investors”.

Our corporate and other operations recognized an operating loss of $39.8 million during the six months ended January 31, 2019, compared to an operating loss of $80.6 million recognized during the six months ended January 31, 2018. This decrease in operating loss was primarily due to a $42.4 million operating loss related to our midstream operations in fiscal 2018, partially offset by increased corporate costs of $1.6 million.

“Interest expense” for Ferrellgas increased $5.3 million primarily due to increased interest rates on our secured credit facility.

Distributable cash flow attributable to equity investors decreased to $25.3 million in the current period from $59.9 million in the prior period primarily due to a $18.2 million increase in our maintenance capital expenditures, a $9.2 million decrease in our Adjusted EBITDA related to midstream operations in fiscal 2018 and a $4.8 million increase in cash interest expense. This increase in maintenance capital expenditures primarily relates to the purchase of new propane delivery trucks, which have historically been leased.

Distributable cash flow excess decreased to $15.1 million in the current period from $39.3 million in the prior period, primarily due to a $18.2 million increase in our maintenance capital expenditures, a $9.2 million decrease in our Adjusted EBITDA related to midstream operations in fiscal 2018 and a $4.8 million increase in cash interest expense, partially offset by a $9.7 million decrease in distributions to common unitholders.

Consolidated Results of Operations

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2019	2018	2019	2018
Total revenues	$573,377	$755,156	$925,686	$1,209,811

Total cost of sales	314,953	490,772	522,136	792,114

Operating expense	121,219	123,716	231,550	234,178
Depreciation and amortization expense	19,605	25,485	38,597	51,217
General and administrative expense	16,342	14,891	30,521	28,055
Equipment lease expense	8,415	6,954	16,278	13,695
Non-cash employee stock ownership plan compensation charge	1,944	4,031	4,692	7,993
Asset impairments	—	10,005	—	10,005
Loss on asset sales and disposals	2,216	39,249	6,720	40,144
Operating income	88,683	40,053	75,192	32,410
Interest expense	(44,891)	(42,673)	(88,769)	(83,480)
Other income, net	86	684	105	1,195
Earnings (loss) before income taxes	43,878	(1,936)	(13,472)	(49,875)
Income tax expense (benefit)	3	(162)	161	215
Net earnings (loss)	43,875	(1,774)	(13,633)	(50,090)
Net earnings (loss) attributable to noncontrolling interest	531	69	38	(332)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	43,344	(1,843)	(13,671)	(49,758)
Less: General partner's interest in net earnings (loss)	433	(19)	(137)	(498)
Common unitholders' interest in net earnings (loss)	$42,911	$(1,824)	$(13,534)	$(49,260)

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

The following table summarizes EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors and Distributable cash flow attributable to common unitholders for the three and six months ended January 31, 2019 and 2018, respectively:

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2019	2018	2019	2018
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$43,344	$(1,843)	$(13,671)	$(49,758)
Income tax expense (benefit)	3	(162)	161	215
Interest expense	44,891	42,673	88,769	83,480
Depreciation and amortization expense	19,605	25,485	38,597	51,217
EBITDA	107,843	66,153	113,856	85,154
Non-cash employee stock ownership plan compensation charge	1,944	4,031	4,692	7,993
Assets impairments	—	10,005	—	10,005
Loss on asset sales and disposals	2,216	39,249	6,720	40,144
Other income, net	(86)	(684)	(105)	(1,195)
Severance costs	1,600	—	1,600	1,663
Legal fees and settlements	5,608	2,118	9,172	2,118
Multi-employer pension plan withdrawal settlement	—	—	1,524	—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	—	(314)	—	1,293
Net earnings (loss) attributable to noncontrolling interest	531	69	38	(332)
Adjusted EBITDA	119,656	120,627	137,497	146,843
Net cash interest expense (a)	(41,679)	(39,734)	(82,578)	(77,791)
Maintenance capital expenditures (b)	(26,147)	(4,640)	(31,532)	(13,344)
Cash refund from (paid for) taxes	4	(6)	2	(12)
Proceeds from certain asset sales	899	2,999	1,960	4,207
Distributable cash flow attributable to equity investors	52,733	79,246	25,349	59,903
Distributable cash flow attributable to general partner and non-controlling interest	(1,055)	(1,585)	(507)	(1,198)
Distributable cash flow attributable to common unitholders	51,678	77,661	24,842	58,705
Less: Distributions paid to common unitholders	—	(9,716)	(9,715)	(19,431)
Distributable cash flow excess ( c)	$51,678	$67,945	$15,127	$39,274

(a)

Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.
(c)	Distributable cash flow excess, if any, is retained to establish reserves to reduce debt, fund capital expenditures and for other partnership purposes.

Segment Operating Results for the three months ended January 31, 2019 and 2018

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

	2019	2018	Increase (Decrease)
As of January 31,
Retail customers	706,741	681,671	25,070	4%
Tank exchange selling locations	53,740	48,791	4,949	10%

(amounts in thousands)
Three months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	239,044	235,071	3,973	2%
Wholesale - Sales to Resellers	70,655	74,942	(4,287)	(6)%
	309,699	310,013	(314)	(0)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$415,827	417,472	$(1,645)	(0)%
Wholesale - Sales to Resellers	115,392	128,654	(13,262)	(10)%
Other Gas Sales (a)	18,893	46,113	(27,220)	(59)%
Other (b)	23,265	45,641	(22,376)	(49)%
Propane and related equipment revenues	$573,377	$637,880	$(64,503)	(10)%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$192,747	$182,129	$10,618	6%
Wholesale - Sales to Resellers (a)	45,834	47,192	(1,358)	(3)%
Other (b)	19,843	24,854	(5,011)	(20)%
Propane and related equipment gross margin	258,424	254,175	4,249	2%

Operating, general and administrative expense (d)	121,217	117,306	3,911	3%
Equipment lease expense	8,053	6,375	1,678	26%

Operating income	108,101	101,767	6,334	6%
Depreciation and amortization expense	18,995	18,167	828	5%
Loss on asset sales and disposals	2,058	555	1,503	NM
Asset impairments	—	10,005	(10,005)	NM
Severance costs	690	—	690	NM
Adjusted EBITDA	$129,844	$130,494	$(650)	(0)%

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes appliance and material sales, and to a lesser extent various customer fee income.
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

Propane sales volumes during the three months ended January 31, 2019 essentially remained even with the prior year period due to increased sales to retail customers of 4.0 million gallons, offset by a decrease of 4.3 million gallons to wholesale customers. The increase in propane sales volumes to retail customers was primarily due to the 4% increase in retail customer count.

Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2018 was approximately 2% colder than normal, and 1% colder than the prior year period. Retail gallons increased due to efforts to increase market share and to a lesser extent colder weather.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The Mt. Belvieu, Texas major supply point during the three months ended January 31, 2019 averaged 26% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 32% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.70 and $0.95 per gallon during the three months ended January 31, 2019 and 2018, respectively, while the wholesale market price at Conway, Kansas averaged $0.61 and $0.90 per gallon during the three months ended January 31, 2019 and 2018, respectively. We believe this decrease in the wholesale cost of propane contributed to our decrease in revenues, but an increase in gross margin.

Revenues

Retail sales decreased $1.6 million compared to the prior period. This decrease resulted from an $8.7 million decrease in sales price per gallon, partially offset by $7.1 million in increased sales volumes, as discussed above.

Wholesale sales decreased $13.3 million compared to the prior period. This decrease primarily resulted from a $12.1 million decrease in sales price per gallon, as discussed above. Additionally, price per gallon decreased due to the impact of increased competitive pressures.

Other gas sales decreased $27.2 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues decreased $22.4 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Gross margin - Propane and other gas liquids sales

Gross margin increased $9.3 million due to both the increase in gross margin per gallon and gallon sales, both as discussed above. The increase in retail gross margin of $10.6 million resulted from an increase in gross margin per gallon and to a lesser extent increases in retail customer counts, both as discussed above. The $1.3 million decrease in wholesale gross margin primarily relates to decreased gross margin per gallon due to the impact of increased competitive pressures on the sales price per gallon, as discussed above.

Gross margin - other

Gross margin decreased $5.0 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Operating income

Operating income increased $6.3 million primarily due to a $10.0 million impairment of goodwill related to an immaterial reporting unit that was not repeated in the current period and a $9.3 million increase in “Gross margin – Propane and other gas liquid sales”, as discussed above, partially offset by a $5.0 million decrease in “Gross margin – other” and a $3.9 million increase in "Operating, general and administrative expense", as discussed above, and a $1.7 million increase in "Equipment lease expense". "Operating, general and administrative expense" increased primarily due to a $5.9 million increase in field personnel costs and a $1.7 million increase in general liability and workers compensation costs, partially offset by $3.4 million of costs incurred in the prior year period related to a business sold in fiscal 2018. Equipment lease expense increased due to both continued investment in new propane delivery trucks to serve our expanding customer base and to reduce the age of our fleet.

Adjusted EBITDA

Adjusted EBITDA decreased $0.7 million primarily due to a $5.0 million decrease in “Gross margin – other”, a $3.5 million increase in "Operating, general and administrative expense", and a $1.7 million increase in "Equipment lease expense", partially offset by a $9.3 million increase in "Gross margin - Propane and other gas liquid sales", all as discussed above. "Operating, general and administrative expense" increased primarily due to a $5.2 million increase in field personnel costs, and a $1.7 million increase in general liability and worker compensation costs, partially offset by $3.4 million of costs incurred in the prior year period related to a business sold in fiscal 2018.

Corporate and other operations

The following table summarizes the financial results of our corporate operations for the periods indicated. Prior period amounts also include results of our midstream operations.

(amounts in thousands)
Three months ended January 31,	2019	2018	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	—	11,065	(11,065)	NM
Crude oil sold	—	1,556	(1,556)	NM
Salt water volume processed	—	4,851	(4,851)	NM

Revenues -
Crude oil logistics	$—	$15,886	$(15,886)	NM
Crude oil sales	—	97,646	(97,646)	NM
Other	—	3,744	(3,744)	NM
	$—	$117,276	$(117,276)	NM
Gross margin (a) -
Crude oil logistics	$—	$6,550	$(6,550)	NM
Crude oil sales	—	2,365	(2,365)	NM
Other	—	1,294	(1,294)	NM
	—	10,209	(10,209)	NM

Operating, general and administrative expense	16,344	21,301	(4,957)	(23)%
Equipment lease expense	362	579	(217)	(37)%

Operating loss	(19,418)	(61,714)	42,296	(69)%
Depreciation and amortization expense	610	7,318	(6,708)	(92)%
Non-cash employee stock ownership plan compensation charge	1,944	4,031	(2,087)	(52)%
Loss on asset sales and disposals	158	38,694	(38,536)	NM
Severance costs	910	—	910	NM
Unrealized (non-cash) losses on changes in fair value of derivatives	—	(314)	314	NM
Legal fees and settlements	5,608	2,118	3,490	165%
Adjusted EBITDA	$(10,188)	$(9,867)	$(321)	3%

NM - Not meaningful

(a)	Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

In various dispositions that occurred during fiscal 2018, we sold our midstream businesses, thus much of the significant variances reported above result from the cessation of the midstream business by the end of fiscal 2018.

Operating loss

Operating loss decreased by $42.3 million during the three months ended January 31, 2019 as compared to the three months ended January 31, 2018. This decrease in operating loss was primarily due to the $42.1 million operating loss related to our midstream operations in fiscal 2018 and decreased corporate costs of $0.2 million. Corporate costs decreased primarily due to a $2.1 million decrease in non-cash employee stock ownership plan compensation costs, $0.4 million decrease in depreciation and amortization, and $0.1 million decrease in equipment lease expense, partially offset by a $2.4 million increase in legal costs.

Adjusted EBITDA

Adjusted EBITDA decreased $0.3 million primarily due to the $2.3 million decrease in Adjusted EBITDA related to our midstream operations in fiscal 2018, offset by a $2.0 million increase in Adjusted EBITDA related to corporate costs. Corporate costs decreased primarily due to $1.1 million decrease in legal costs and $0.1 million decrease in equipment lease expense.

Segment Operating Results for the six months ended January 31, 2019 and 2018

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

	2019	2018	Increase (Decrease)
As of January 31,
Retail customers	706,741	681,671	25,070	4%
Tank exchange selling locations	53,740	48,791	4,949	10%

(amounts in thousands)
Six months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	368,711	354,365	14,346	4%
Wholesale - Sales to Resellers	119,615	128,371	(8,756)	(7)%
	488,326	482,736	5,590	1%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$633,591	$601,266	$32,325	5%
Wholesale - Sales to Resellers	209,336	227,083	(17,747)	(8)%
Other Gas Sales (a)	42,151	66,648	(24,497)	(37)%
Other (b)	40,608	76,778	(36,170)	(47)%
Propane and related equipment revenues	$925,686	$971,775	$(46,089)	(5)%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$283,222	$260,560	$22,662	9%
Wholesale - Sales to Resellers (a)	86,189	92,004	(5,815)	(6)%
Other (b)	34,139	42,289	(8,150)	(19)%
Propane and related equipment gross margin	$403,550	$394,853	$8,697	2%

Operating, general and administrative expense (d)	$231,548	$221,571	$9,977	5%
Equipment lease expense	15,657	12,580	3,077	24%

Operating income	$114,968	$112,979	$1,989	2%
Depreciation and amortization expense	37,336	36,255	1,081	3%
Loss on asset sales and disposals	4,041	1,463	2,578	176%
Asset impairments	—	10,005	(10,005)	NM
Severance costs	690	358	332	93%
Multi-employer pension plan withdrawal settlement	1,524	—	1,524	NM
Adjusted EBITDA	$158,559	$161,060	$(2,501)	(2)%

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes appliance and material sales, and to a lesser extent various customer fee income.
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

Propane sales volumes during the six months ended January 31, 2019 increased 1% or 5.6 million gallons, from the prior year period due to increased sales to retail customers of 14.3 million gallons, partially offset by a decrease of 8.7 million gallons to wholesale customers. The increase in propane sales volumes to retail customers was primarily due to the 4% increase in retail customer count. The decrease in propane sales to wholesale customers relates to the impact of increased competitive pressures.

Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2018 was approximately 3% colder than normal and 3% colder than the prior year period. Retail gallons increased due to efforts to increase market share and to a lesser extent colder weather.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the six months ended January 31, 2019 averaged 6% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 19% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.85 and $0.90 per gallon during the six months ended January 31, 2019 and 2018, respectively, while the wholesale market price at Conway, Kansas averaged $0.70 and $0.86 per gallon during the six months ended January 31, 2019 and 2018, respectively. We believe this decrease in the wholesale cost of propane contributed to our decrease in revenues, but an increase in gross margin.

Revenues

Retail sales increased $32.3 million compared to the prior period. This increase resulted from $24.3 million in increased sales volumes and an $8.0 million increase in sales price per gallon, both as discussed above.

Wholesale sales decreased $17.7 million compared to the prior period. This decrease primarily resulted from a $13.9 million decrease in sales price per gallon and $3.8 million due to decrease sales volumes, both as discussed above. Additionally, we believe the decrease in sales price per gallon was caused by the impact of increased competitive pressures.

Other gas sales decreased $24.5 million compared to the prior year period primarily due to decreased sales volumes.

Other revenues decreased $36.2 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Gross margin - Propane and other gas liquids sales

Gross margin increased $16.8 million primarily due to the increase in gallon sales, as discussed above, and to a lesser extent increased gross margin per gallon. The increase in retail gross margin of $22.7 million resulted from an increase in gross margin per gallon and to a lesser extent increases in retail customer counts, both as discussed above. The $5.9 million decrease in wholesale gross margin primarily relates to decreased gross margin per gallon due to the impact of increased competitive pressures on the sales price per gallon, as discussed above.

Gross margin - other

Gross margin decreased $8.2 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Operating income

Operating income increased $2.0 million primarily due to a $16.8 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, partially offset by a $10.6 million increase in "Operating, general and administrative expense", a $10.0 million impairment of goodwill related to an immaterial reporting unit that was not repeated in the current period, an $8.2 million decrease in "Gross margin - other", as discussed above, and a $3.1 million increase in "Equipment lease expense". "Operating, general and administrative expense" increased primarily due to a $10.3 million increase in field personnel costs, a $1.9 million increase in vehicle fuel costs, a $1.5 million pension settlement charge associated with the withdrawal from a multi-employer pension plan and a $2.6 million increase in general liability and worker compensation costs, partially offset by $6.4 million of costs incurred in the prior year period related to a business sold in fiscal 2018. Equipment lease expense increased due to both continued investment in new propane delivery trucks to serve our expanding customer base and to reduce the age of our fleet.

Adjusted EBITDA

Adjusted EBITDA decreased $2.5 million primarily due to an $8.1 million increase in "Operating, general and administrative expense", an $8.2 million decrease in "Gross margin - other" and a $3.1 million increase in "Equipment lease expense", partially offset by a $16.8 million increase in "Gross margin - Propane and other gas liquid sales", all as discussed above. "Operating, general and administrative expense" increased primarily due to a $10.0 million increase in field personnel costs, a $1.9 million increase in vehicle fuel costs and a $2.6 million increase in general liability and worker compensation costs, partially offset by $6.4 million of costs incurred in the prior year period related to a business sold in fiscal 2018.

Corporate and other operations

The following table summarizes the financial results of our corporate operations for the periods indicated. Prior period amounts also include results of our midstream operations.

(amounts in thousands)
Six months ended January 31,	2019	2018	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	—	23,215	(23,215)	NM
Crude oil sold	—	3,385	(3,385)	NM
Salt water volume processed	—	9,791	(9,791)	NM

Revenues -
Crude oil logistics	$—	$33,227	$(33,227)	NM
Crude oil sales	—	196,665	(196,665)	NM
Other	—	8,144	(8,144)	NM
	$—	$238,036	$(238,036)	NM
Gross margin (a) -
Crude oil logistics	$—	$17,506	$(17,506)	NM
Crude oil sales	—	3,014	(3,014)	NM
Other	—	2,324	(2,324)	NM
	$—	$22,844	$(22,844)	NM

Operating, general, and administrative expenses	$30,521	$40,662	$(10,141)	(25)%
Equipment lease expense	621	1,115	(494)	(44)%

Operating loss	$(39,776)	$(80,569)	$40,793	(51)%
Depreciation and amortization expense	1,261	14,962	(13,701)	(92)%
Non-cash employee stock ownership plan compensation charge	4,692	7,993	(3,301)	(41)%
Loss on asset sales and disposals	2,679	38,681	(36,002)	(93)%
Legal fees and settlements	9,172	2,118	7,054	333%
Severance costs	910	1,305	(395)	(30)%
Unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments	—	1,293	(1,293)	NM
Adjusted EBITDA	$(21,062)	$(14,217)	$(6,845)	48%

NM - Not meaningful

(a)	Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

In various dispositions that occurred during fiscal 2018, we sold our midstream businesses, thus much of the significant variances reported above result from the cessation of the midstream business by the end of fiscal 2018.

Operating loss

Operating loss decreased by $40.8 million during the six months ended January 31, 2019 as compared to the six months ended January 31, 2018. This decrease in operating loss was primarily due to the $42.4 million operating loss related to our midstream operations in fiscal 2018, partially offset by increased corporate costs of $1.6 million. Corporate costs increased primarily due to a $5.5 million increase in legal costs, partially offset by a $3.3 million decrease in non-cash employee stock ownership plan compensation costs and a $0.3 million decrease in equipment lease expense.

Adjusted EBITDA

Adjusted EBITDA decreased $6.8 million primarily due to the $9.2 million in Adjusted EBITDA related to our midstream operations in fiscal 2018, partially offset by a $2.4 million decrease in corporate costs. Corporate costs decreased primarily due to a $1.6 million decrease in legal costs and a $0.3 million decrease in equipment lease expense.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, borrowings under our secured credit facility and our accounts receivable securitization facility and funds received from sales of debt and equity securities. As of January 31, 2019, our total liquidity was $236.8 million, which is comprised of $40.6 million in cash and $196.2 million of availability under our secured credit facility. These sources of liquidity and short term capital resources are intended to fund our working capital requirements, letter of credit requirements, and acquisition and capital expenditures. Our access to long term capital resources, in order to address our leverage, may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control. We are in the process of engaging a financial advisor to assist us in addressing our upcoming debt maturities.

Financial Covenants

As more fully described in Item 2. Management’s Discussion and Analysis under the subheading “Financial Covenants”, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations of these covenants, we continue to execute on a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to further reduce debt and interest expense, we will continue to be restricted from making distribution payments to our common unitholders.

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

As discussed above, no distributions will be paid to common unitholders for the three months ended January 31, 2019. Unless the indenture governing the outstanding notes is amended or replaced, or the Ferrellgas Partners’ consolidated fixed charge coverage ratio does improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions.

Distributable Cash Flow

Distributable cash flow to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P. in Item 2. Management’s Discuss and Analysis under the subheading "Non-GAAP Financial Measures." A comparison of distributable cash flow to distributions paid for the twelve months ended January 31, 2019 to the twelve months ended October 31, 2018 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	Cash Flow to	(deficiency) approved	paid to
	equity investors	by our General Partner	equity investors	DCF ratio
Six months ended January 31, 2019	$25,349	$15,277	$10,072
For the year ended July 31, 2018	62,904	22,934	39,970
Less: Six months ended January 31, 2018	59,903	39,919	19,984
Twelve months ended January 31, 2019	$28,350	$(1,708)	$30,058	0.94

Twelve months ended October 31, 2018	54,863	14,891	39,972	1.37
Change	$(26,513)	$(16,599)	$(9,914)	(0.43)

For the twelve months ended January 31, 2019, distributable cash flow attributable to equity investors decreased $26.5 million compared to the twelve months ended October 31, 2018, primarily due to the purchase of new propane delivery trucks funded through cash on hand. Cash distributions paid to equity investors decreased by $9.9 million during that twelve month period because no distributions have been made for the six months ended January 31, 2019. Our distribution coverage ratio decreased to 0.94 for the twelve months ended January 31, 2019, compared with the twelve months ended October 31, 2018. Cash reserves, which we utilize to meet future anticipated expenditures, decreased by $1.7 million during the twelve months ended January 31, 2019 compared to an increase of $14.9 million in the twelve months ended October 31, 2018.

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

Operating Activities

Ferrellgas Partners

Net cash used in operating activities was $55.1 million for the six months ended January 31, 2019, compared to net cash used in operating activities of $36.3 million for the six months ended January 31, 2018. This decrease in cash provided by operating activities was primarily due to a $20.8 million decrease in cash flow from operations and a $3.2 million outflow associated with other assets and other liabilities, partially offset by a $5.2 million decrease in working capital requirements.

The decrease in cash flow from operations is primarily due to a $14.1 million decrease in gross margin, as well as a net increase in "General and administrative expense" and "Equipment lease expense" of $5.0 million, and a $5.3 million increase in "Interest expense," due to increased interest rates on our secured credit facility.

The decrease in working capital requirements for the six months ended January 31, 2019 compared to the six months ended January 31, 2018 was primarily due to a $23.6 million decrease in requirements for accounts receivable in our propane operations and related equipment sales segment due to declining propane prices in the current quarter partially offset by increases in the volume of propane sold, a $11.2 million decrease in requirements for inventory primarily resulting from increases in crude oil inventory in the six months ended January 31, 2018, and a $4.9 million increase in accounts payable, partially offset by $22.3 million increase in requirements for other current liabilities due primarily to an increase in margin deposits paid by us during the six months ended January 31, 2019 compared to the six months ended January 31, 2018 and a $11.7 million increase in prepaid expenses and other current assets.

The operating partnership

Net cash used in operating activities was $39.7 million for the six months ended January 31, 2019, compared to net cash used in operating activities of $20.8 million for the six months ended January 31, 2018. This decrease in cash provided by operating activities was primarily due to a $20.9 million decrease in cash flow from operations and a $2.9 million outflow associated with other assets and other liabilities, partially offset by a $4.9 million decrease in working capital requirements.

The decrease in cash flow from operations is primarily due to a $14.1 million decrease in gross margin, as well as a net increase in "General and administrative expense" and "Equipment lease expense" of $5.0 million, and a $5.1 million increase in "Interest expense," due to increased interest rates on our secured credit facility.

The increase in working capital requirements for the six months ended January 31, 2019 compared to the six months ended January 31, 2018 was primarily due to a $23.6 million decrease in requirements for accounts receivable in our propane operations and related equipment sales segment due to declining propane prices in the current quarter partially offset by increases in the volume of propane sold, a $11.2 million decrease in requirements for inventory primarily resulting from increases in crude oil inventory in the six months ended January 31, 2018, and a $4.9 million increase in accounts payable, partially offset by $22.6 million increase in requirements for other current liabilities due primarily to an increase in margin deposits paid by us during the six months ended January 31, 2019 compared to the six months ended January 31, 2018 and a $11.7 million increase in prepaid expenses and other current assets.

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

Net cash used in investing activities was $61.4 million for the six months ended January 31, 2019, compared to net cash used in investing activities of $46.3 million for the six months ended January 31, 2018. This increase in net cash used in investing activities is primarily due to a $22.6 million increase in "Capital expenditures", partially offset by a $9.8 million decrease in "Business acquisitions, net of cash acquired".

The increase in "Capital expenditures" is primarily due to an increase in maintenance capital expenditures, and to a lesser extent an increase in growth capital expenditures, in our Propane operations and related equipment sales segment during the six months ended January 31, 2019. The increase in maintenance capital expenditures is primarily related to the purchase of new propane delivery trucks funded through cash on hand, compared to the six months ended January 31, 2018. Funding for these trucks has historically been secured through lease financing. The increase in growth capital expenditures is primarily due to the construction of new Blue Rhino production plants in the first quarter. The increase is also due to the continued rise in the number of cylinders and cages purchased to support increases in tank exchange sales and selling locations, as well as the number of cylinders purchased for industrial and commercial forklift sales.

The decrease in "Business acquisitions, net of cash acquired" is attributable to five immaterial acquisitions by our Propane operations and related equipment sales segment during the six months ended January 31, 2019 compared to the acquisitions completed during the six months ended January 31, 2018.

Due to the mature nature of our Propane operations and related equipment sales operations segment, we do not anticipate significant fluctuations in maintenance capital expenditures, with the exception of future decisions regarding lease versus buy financing options. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

On February 20, 2019, we received full payment for our $8.5 million secured promissory note due in May 2020 from Bridger Energy, LLC.

The operating partnership

The investing activities discussed above also apply to the operating partnership.

Financing Activities

Ferrellgas Partners

Net cash provided by financing activities was $37.9 million for the six months ended January 31, 2019, compared to net cash provided by financing activities of $91.1 million for the six months ended January 31, 2018. This decrease in cash flow provided by financing activities was primarily due to a $23.6 million decrease in proceeds from long-term debt and a $24.9 million net decrease in proceeds from short-term borrowings.

Distributions

During the six months ended January 31, 2019, Ferrellgas Partners paid quarterly a per unit distribution on all common units of $0.10 in connection with the distributions declared for the three month period ended July 31, 2018. No distribution on common units or the related general partner distribution was made for the three month period ended October 31, 2018.

Total distributions paid to common unitholders during the six months ended January 31, 2019, including the related general partner distributions, was $9.8 million. As discussed above, no distribution on common units or the related general partner distribution was made in December 2018 and will not be made in March 2019 for the six months ended January 31, 2019 or for any future quarterly period until Ferrellgas Partners’ fixed charge coverage ratio is at least 1.75x, or the indenture governing the notes of Ferrellgas Partners is amended or replaced.

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

As of January 31, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at a rate of 8.27%, which was classified as long-term debt, and no borrowings under the Revolving Facility. As of January 31, 2019, Ferrellgas had available borrowing capacity under the Revolving Facility of $196.2 million. As of July 31, 2018, the operating partnership had borrowings of $275.0 million under the Term Loan at a rate of 7.86%, which was classified as long-term debt, and $32.8 million under the Revolving Facility at a rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas had available borrowing capacity under its Revolving Facility of $159.3 million.

Letters of credit outstanding at January 31, 2019 totaled $103.8 million and were used to secure insurance arrangements, product purchases, and commodity hedges. At January 31, 2019, we had remaining letter of credit capacity of $21.2 million.

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

Cash flows from our accounts receivable securitization facility decreased $15.0 million, as we received net funding of $82.0 million from this facility during the six months ended January 31, 2019 as compared to receiving net funding of $97.0 million from this facility during the six months ended January 31, 2018.

Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of January 31, 2019, we had received cash proceeds of $140.0 million related to the securitization of our trade accounts receivable, with no remaining capacity receive additional proceeds. As of January 31, 2019, the weighted average interest rate was 5.3%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $25.6 million and $35.4 million during the six months ended January 31, 2019 and 2018, respectively. The operating partnership will not make any distributions related to the three month period ended January 31, 2019.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $76.5 million for the six months ended January 31, 2019, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

		Distributions
	Common unit	(in thousands)
	ownership at	paid during the six months ended
	January 31, 2019	January 31, 2019
Ferrell Companies (1)	22,529,361	$2,253
FCI Trading Corp. (2)	195,686	20
Ferrell Propane, Inc. (3)	51,204	5
James E. Ferrell (4)	4,763,475	476

(1)

Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at January 31, 2019.

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

During the six months ended January 31, 2019, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.4 million.

As discussed previously, Ferrellgas Partners was not in compliance with the consolidated fixed charge coverage ratio under its note indenture, and thus was unable to make restricted payments, including distributions to unitholders.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2019. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2019 and July 31, 2018, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $11.4 million and $13.7 million as of January 31, 2019 and July 31, 2018, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At January 31, 2019, we had a total of $415.0 million in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $4.2 million for the twelve months ending January 31, 2019. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a‑15(e) or 15d‑15(e) under the Exchange Act, were effective.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2019, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) or Rule 15d‑15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named, along with several former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice. On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The parties have completed briefing and are preparing for oral argument. At this time the derivative lawsuits remain stayed by agreement. We believe that we have defenses and will vigorously defend these cases. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

We and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that we transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas. We believe that we and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, we believe that the amount of such damage claims, if ultimately owed to Eddystone, could be material. We intend to vigorously defend this claim. The lawsuit is in its early stages; as such, management does not currently believe a loss is probable or reasonably estimable at this time. On August 24, 2017, we filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, we entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. On January 25, 2019, Ferrellgas, Bridger Logistics, LLC and all other defendants filed a Motion to Dismiss Plaintiff’s First Amended Complaint for Lack of Subject Matter Jurisdiction.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10‑K for fiscal 2018.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10‑Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10‑K filed September 29, 2015.
3.2	Fifth Amended and Restated Agreement of Limited Partnership Agreement of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.14 to our Quarterly Report on Form 10-Q filed June 7, 2018.
3.3

Certificate of Incorporation of Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S‑3 filed March 6, 2009.

3.4	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S‑3 filed March 6, 2009.
3.5	Certificate of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10‑K filed September 29, 2015.
3.6

Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of April 7, 2004. Incorporated by reference to Exhibit 3.5 to our registration statement on Form S‑3 filed March 6, 2009.

3.7

Certificate of Incorporation of Ferrellgas Finance Corp. filed with the Delaware Division of Corporations on January 16, 2003. Incorporated by reference to Exhibit 3.8 to our registration statement on Form S‑3 filed March 6, 2009.

3.8	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S‑3 filed March 6, 2009.
4.1

Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 3.1 to our registration statement on Form S‑3 filed March 6, 2009.

4.2

Indenture dated as of November 4, 2013 with form of Note attached, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $475 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed November 5, 2013; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

4.3

Indenture dated as of April 13, 2010, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed April 13, 2010; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

4.4

First Supplemental Indenture dated as of April 13, 2010, with form of Note attached, by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8‑K filed April 13, 2010; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

4.5

Second Supplemental Indenture dated as of January 30, 2017, by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8‑K filed January 30, 2017.

4.6

Indenture dated as of November 24, 2010, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $500 million aggregate amount of the Registrant’s 6 1/2% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed November 30, 2010; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

4.7

Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10‑K filed September 29, 2014.

4.8

First Amendment to Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10‑K filed September 29, 2014.

4.9

Second Amendment to Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10‑K filed September 29, 2014.

4.10

Third Amendment to Registration Rights Agreement dated as of June 29, 2005, by and between Ferrellgas Partners, L.P. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10‑Q filed June 9, 2010; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

4.11

Indenture, dated June 8, 2015, by and among Ferrellgas, L.P., Ferrellgas, Finance Corp. the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, relating to $500 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed June 8, 2015.

4.12

Registration Rights Agreement dated as of January 30, 2017 by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers referred to therein. Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8‑K filed January 30, 2017.

10.1

Credit Agreement dated as of November 2, 2009, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10‑K filed September 29, 2014.

10.2

Amendment No. 1 to Credit Agreement dated as of September 23, 2011, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10‑K filed September 26, 2011; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

10.3

Amendment No. 2 to Credit Agreement dated as of October 21, 2013, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed October 23, 2013; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

10.4

Amendment No. 3 to Credit Agreement dated as of June 6, 2014, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed June 9, 2014.

10.5

Amendment No. 4 to Credit Agreement and Amendment No. 2 to Security Agreement, dated as of May 29, 2015, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10‑Q filed June 9, 2015.

10.6

Amendment No. 5 to Credit Agreement dated as of September 27, 2016, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.37 to our Current Report on Form 10‑K filed September 28, 2016.

10.7

Amendment No. 6 to Credit Agreement and Amendment No. 3 to Security Agreement, dated as of April 28, 2017, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed May 2, 2017.

+10.8

Financing Agreement, dated as of May 4, 2018, among Ferrellgas, L.P., Ferrellgas, Inc., as the general partner of Ferrellgas, L.P., certain subsidiaries of Ferrellgas, L.P., as guarantors, the lenders party thereto, TPG Specialty Lending, Inc. as administrative agent, collateral agent and lead arranger, and PNC Bank, National Association, as syndication agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed September 7, 2018.

10.9

Amended and Restated Receivable Sale Agreement dated as of January 19, 2012, between Ferrellgas, L.P. and Blue Rhino Global Sourcing, Inc., as originators, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed January 20, 2012; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

10.10

Receivables Purchase Agreement dated as of January 19, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8‑K filed January 20, 2012; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

10.11

First Amendment to Receivables Purchase Agreement dated as of April 30, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10‑Q filed June 8, 2012; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

10.12

Second Amendment to Receivables Purchase Agreement dated as of April 1, 2014, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed April 4, 2014.

10.13

Third Amendment to Receivables Purchase Agreement dated as of July 27, 2016, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed July 27, 2016.

10.14

Fourth Amendment to Receivables Purchase Agreement dated as of September 27, 2016, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.38 to our Current Report on Form 10‑K filed September 28, 2016.

10.15

Amendment No. 5 to Receivables Purchase Agreement dated as of April 28, 2017, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8‑K filed May 2, 2017.

+ 10.16

Amendment No. 7 to Receivables Purchase Agreement, dated as of May 14, 2018, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers party thereto, Fifth Third Bank and PNC Bank, National Association, as co-agents, and Wells Fargo Bank, N.A. as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8‑K filed September 7, 2018.

# 10.17

Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10‑Q filed March 10, 2010; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

# 10.18

Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10‑K filed September 29, 2014.

# 10.19

Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10‑Q filed June 9, 2010; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

# 10.20

Employment, Confidentiality, and Noncompete Agreement dated as of July 17, 1998 by and among Ferrell Companies, Inc. as the company, Ferrellgas, Inc. as the company, James E. Ferrell as the executive and LaSalle National Bank as trustee of the Ferrell Companies, Inc. Employee Stock Ownership Trust. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10‑K filed September 29, 2014.

# 10.21

Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10‑Q filed March 9, 2012; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

# 10.22	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10‑K filed September 29, 2015.

# 10.23

Employment agreement dated July 10, 2015 by and between Ferrellgas, Inc. as the company and Alan C. Heitmann as the executive. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8‑K filed July 15, 2015.

# 10.24

Employment agreement dated as of May 28, 2015 by and between Ferrellgas, Inc. as the company and Thomas M. Van Buren as the executive. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10‑K filed September 29, 2015.

# 10.25	Thomas M. Van Buren Agreement and Release. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed September 15, 2017.
10.26

Purchase Agreement dated January 24, 2017 by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas, Inc. and the initial purchasers named therein. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed January 30, 2017.

# 10.27	Doran N. Schwartz offer letter dated as of September 8, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed September 22, 2017.
# 10.28

Voluntary Retirement and Release dated March 8, 2018 by and between Randy V. Schott and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10‑Q filed March 8, 2018.

* 10.29	Separation Agreement and release dated December 1, 2018 by and between Doran Schwartz and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P.
* 10.30	Separation Agreement and release dated December 1, 2018 by and between Trenton D. Hampton and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P.
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document.
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

#Management contracts or compensatory plans.

+Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 8, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger

Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 8, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger
Interim Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 8, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger
Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 8, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger
Interim Chief Financial Officer and Sole Director