Form 10-Q
period 2019-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2019-06-10
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Units	FGP	New York Stock Exchange

At May 31, 2019, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	97,152,665	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

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

FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$45,434	$119,311
Accounts and notes receivable, net (including $160,959 and $120,079 of accounts receivable pledged as collateral at April 30, 2019 and July 31, 2018, respectively)	157,229	126,054
Inventories	78,449	83,694
Prepaid expenses and other current assets	25,489	34,862
Total current assets	306,601	363,921

Property, plant and equipment, net	603,923	557,723
Goodwill, net	247,508	246,098
Intangible assets (net of accumulated amortization of $411,766 and $399,629 at April 30, 2019 and July 31, 2018, respectively)	109,634	120,951
Other assets, net	62,326	74,588
Total assets	$1,329,992	$1,363,281

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$41,408	$46,820
Short-term borrowings	—	32,800
Collateralized note payable	62,000	58,000
Other current liabilities	160,507	142,025
Total current liabilities	263,915	279,645

Long-term debt	2,084,506	2,078,637
Other liabilities	35,879	39,476
Contingencies and commitments (Note K)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at April 30, 2019 and July 31, 2018)	(976,902)	(978,503)
General partner unitholder (989,926 units outstanding at April 30, 2019 and July 31, 2018)	(69,776)	(69,792)
Accumulated other comprehensive income (loss)	(846)	20,510
Total Ferrellgas Partners, L.P. partners' deficit	(1,047,524)	(1,027,785)
Noncontrolling interest	(6,784)	(6,692)
Total partners' deficit	(1,054,308)	(1,034,477)
Total liabilities and partners' deficit	$1,329,992	$1,363,281

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Revenues:
Propane and other gas liquids sales	$459,556	$451,302	$1,344,634	$1,346,299
Midstream operations	—	22,595	—	260,631
Other	20,069	41,913	60,677	118,691
Total revenues	479,625	515,810	1,405,311	1,725,621

Costs and expenses:
Cost of sales - propane and other gas liquids sales	250,389	260,419	766,056	802,852
Cost of sales - midstream operations	—	14,518	—	229,710
Cost of sales - other	2,320	19,850	8,789	54,339
Operating expense	119,991	116,579	351,541	350,757
Depreciation and amortization expense	20,617	25,348	59,214	76,565
General and administrative expense	11,516	11,678	42,037	39,733
Equipment lease expense	8,319	7,133	24,597	20,828
Non-cash employee stock ownership plan compensation charge	(4)	2,738	4,688	10,731
Asset impairments	—	—	—	10,005
Loss on asset sales and disposals	1,683	6,270	8,403	46,414

Operating income	64,794	51,277	139,986	83,687

Interest expense	(44,162)	(40,375)	(132,931)	(123,855)
Other income, net	251	227	356	1,422

Earnings (loss) before income taxes	20,883	11,129	7,411	(38,746)

Income tax expense	123	67	284	282

Net earnings (loss)	20,760	11,062	7,127	(39,028)

Net earnings (loss) attributable to noncontrolling interest	299	201	337	(131)

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	20,461	10,861	6,790	(38,897)

Less: General partner's interest in net earnings (loss)	205	109	68	(389)

Common unitholders' interest in net earnings (loss)	$20,256	$10,752	$6,722	$(38,508)

Basic and diluted net earnings (loss) per common unit	$0.21	$0.11	$0.07	$(0.40)

Cash distributions declared per common unit	$—	$0.10	$—	$0.30

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Net earnings (loss)	$20,760	$11,062	$7,127	$(39,028)
Other comprehensive income (loss):
Change in value of risk management derivatives	1,870	(159)	(27,364)	23,362
Reclassification of (gains) losses on derivatives to earnings, net	6,416	(6,568)	5,790	(20,260)
Other comprehensive income (loss)	8,286	(6,727)	(21,574)	3,102
Comprehensive income (loss)	29,046	4,335	(14,447)	(35,926)
Less: Comprehensive income (loss) attributable to noncontrolling interest	382	134	119	(100)
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$28,664	$4,201	$(14,566)	$(35,826)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	Partner	Common	Partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2018	97,152.7	989.9	$(978,503)	$(69,792)	$20,510	$(1,027,785)	$(6,692)	$(1,034,477)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	2,693	27	—	2,720	28	2,748
Distributions	—	—	(9,716)	(98)	—	(9,814)	(101)	(9,915)
Net loss	—	—	(56,445)	(570)	—	(57,015)	(493)	(57,508)
Other comprehensive loss	—	—	—	—	(12,460)	(12,460)	(127)	(12,587)
Balance at October 31, 2018	97,152.7	989.9	(1,041,971)	(70,433)	8,050	(1,104,354)	(7,385)	(1,111,739)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	1,906	19	—	1,925	19	1,944
Distributions	—	—	—	—	—	—	(157)	(157)
Net earnings	—	—	42,911	433	—	43,344	531	43,875
Other comprehensive loss	—	—	—	—	(17,099)	(17,099)	(174)	(17,273)
Balance at January 31, 2019	97,152.7	989.9	(997,154)	(69,981)	(9,049)	(1,076,184)	(7,166)	(1,083,350)
Contributions in connection with non-cash ESOP compensation charges	—	—	(4)	—	—	(4)	—	(4)
Net earnings (loss)	—	—	20,256	205	—	20,461	299	20,760
Other comprehensive income	—	—	—	—	8,203	8,203	83	8,286
Balance at April 30, 2019	97,152.7	989.9	$(976,902)	$(69,776)	$(846)	$(1,047,524)	$(6,784)	$(1,054,308)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	Partner	Common	Partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2017	97,152.7	989.9	$(701,188)	$(66,991)	$14,601	$(753,578)	$(3,932)	$(757,510)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	3,883	40	—	3,923	39	3,962
Distributions	—	—	(9,715)	(98)	—	(9,813)	(100)	(9,913)
Net loss	—	—	(47,436)	(479)	—	(47,915)	(401)	(48,316)
Other comprehensive income	—	—	—	—	18,314	18,314	186	18,500
Balance at October 31, 2017	97,152.7	989.9	(754,456)	(67,528)	32,915	(789,069)	(4,208)	(793,277)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	3,950	41	—	3,991	40	4,031
Distributions	—	—	(9,716)	(98)	—	(9,814)	(257)	(10,071)
Net earnings (loss)	—	—	(1,824)	(19)	—	(1,843)	69	(1,774)
Other comprehensive loss	—	—	—	—	(8,583)	(8,583)	(88)	(8,671)
Balance at January 31, 2018	97,152.7	989.9	(762,046)	(67,604)	24,332	(805,318)	(4,444)	(809,762)
Contributions in connection with non-cash ESOP compensation charges	—	—	2,684	25	—	2,709	29	2,738
Distributions	—	—	(9,715)	(98)	—	(9,813)	(102)	(9,915)
Net earnings	—	—	10,752	109	—	10,861	201	11,062
Other comprehensive loss	—	—	—	—	(6,660)	(6,660)	(67)	(6,727)
Balance at April 30, 2018	97,152.7	989.9	$(758,325)	$(67,568)	$17,672	$(808,221)	$(4,383)	$(812,604)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$7,127	$(39,028)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	59,214	76,565
Non-cash employee stock ownership plan compensation charge	4,688	10,731
Asset impairments	—	10,005
Loss on asset sales and disposals	8,403	46,414
Unrealized gain on derivative instruments	—	(91)
Provision for doubtful accounts	1,938	1,906
Deferred income tax expense	143	423
Other	9,266	6,712
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(33,113)	(46,771)
Inventories	5,245	7,755
Prepaid expenses and other current assets	(5,584)	(4,070)
Accounts payable	(5,713)	(18,429)
Accrued interest expense	30,216	31,915
Other current liabilities	(13,506)	(1,084)
Other assets and liabilities	2,453	(4,642)
Net cash provided by operating activities	70,777	78,311

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(11,351)	(14,862)
Capital expenditures	(94,660)	(58,961)
Proceeds from sale of assets	2,416	57,802
Net cash used in investing activities	(103,595)	(16,021)

Cash flows from financing activities:
Distributions	(9,814)	(29,440)
Proceeds from issuance of long-term debt	—	23,580
Payments on long-term debt	(1,656)	(1,892)
Net reductions in short-term borrowings	(32,800)	(84,179)
Net additions to collateralized short-term borrowings	4,000	35,000
Cash paid for financing costs	(531)	(1,161)
Noncontrolling interest activity	(258)	(459)
Net cash used in financing activities	(41,059)	(58,551)

Net change in cash and cash equivalents	(73,877)	3,739
Cash and cash equivalents - beginning of period	119,311	5,760
Cash and cash equivalents - end of period	$45,434	$9,499

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of April 30, 2019, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the nine months ended April 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2019.

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

Ferrellgas is continuing to evaluate the impact of its pending adoption of ASU 2016-02 on the consolidated financial statements. Ferrellgas has made significant progress in assessing the impact of the standard and planning for the adoption and implementation. The implementation team has completed scoping and the data gathering process of our current lease portfolio. Ferrellgas continues to perform a completeness assessment over the lease population, analyze the financial statement impact of adopting the standards, and evaluate the impact of adoption on our existing accounting policies and disclosures. Further, our implementation team is in the process of determining appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. Ferrellgas believes that the adoption of this standard, which will be effective for Ferrellgas August 1, 2019, will result in material increases to right of use assets and lease liabilities on our consolidated balance sheet and a corresponding change in classification of certain expenses contained on our consolidated statement of operations.

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

FASB Accounting Standard Update No. 2018‑15

In August 2018, the FASB issued ASU 2018‑15, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which is intended to clarify the accounting for implementation costs related to a cloud computing arrangement that is a service contract. Costs for implementation activities in the application development stage are deferred, depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed. Any deferred costs are amortized over the term of the service contract. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Ferrellgas adopted ASU 2018-15 on a prospective basis to all implementation costs incurred after January 31, 2019 with an immaterial impact on our consolidated results of operations for the three months ended April 30, 2019.

C.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2019	July 31, 2018
Propane gas and related products	$63,481	$71,180
Appliances, parts and supplies, and other	14,968	12,514
Inventories	$78,449	$83,694

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2019, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 3.3 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	April 30, 2019	July 31, 2018
Notes receivable, less current portion	$18,745	$27,491
Other	43,581	47,097
Other assets, net	$62,326	$74,588

Other current liabilities consist of the following:

	April 30, 2019	July 31, 2018
Accrued interest	$52,438	$22,222
Customer deposits and advances	20,681	22,829
Other	87,388	96,974
Other current liabilities	$160,507	$142,025

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Operating expense	$54,753	$48,351	$162,474	$146,279
Depreciation and amortization expense	1,934	1,340	4,396	3,575
Equipment lease expense	7,784	6,507	23,172	18,872
	$64,471	$56,198	$190,042	$168,726

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2019	2018
Cash paid (refunded) for:
Interest	$93,465	$85,171
Income taxes	$21	$(458)
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,174	$1,508
Change in accruals for property, plant and equipment additions	$1,202	$386

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2019	July 31, 2018
Accounts receivable pledged as collateral	$160,959	$120,079
Accounts receivable not pledged as collateral (including other reserves)	(468)	8,272
Note receivable - current portion	121	132
Other	37	26
Less: Allowance for doubtful accounts	(3,420)	(2,455)
Accounts and notes receivable, net	$157,229	$126,054

At April 30, 2019, $161.0 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2018, $120.1 million of trade accounts receivable were pledged as collateral against $58.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2019, Ferrellgas had received cash proceeds of $62.0 million from trade accounts receivables securitized, with capacity of $49.0 million to receive additional proceeds or issue letters of credit. As of July 31, 2018, Ferrellgas had received cash proceeds of $58.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.9% and 5.2% as of April 30, 2019 and July 31, 2018, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classifies borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of April 30, 2019, there were no amounts classified as short-term borrowings. As of July 31, 2018,  $32.8 million was classified as short-term borrowings. For further discussion see the secured credit facilities section below.

Secured credit facilities

On May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $300.0 million revolving line of credit (the “Revolving Facility”) and a $275.0 million term loan (the “Term Loan”).

As of April 30, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 8.26%, which was classified as long-term debt, and no borrowings under the Revolving Facility. As of April 30, 2019, the operating partnership had available borrowing capacity under the Revolving Facility of $197.9 million. As of July 31, 2018, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 7.86%, which was classified as long-term debt, and $32.8 million under the Revolving Facility at an interest rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, the operating partnership had available borrowing capacity under the Revolving Facility of $159.3 million.

Letters of credit outstanding at April 30, 2019 and July 31, 2018 totaled $102.1 million and $107.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At April 30, 2019, Ferrellgas had remaining available letter of credit capacity of $22.9 million. At July 31, 2018, Ferrellgas had remaining available letter of credit capacity of $17.1 million.

Subsequent to the quarter ended April 30, 2019, the operating partnership entered into an amendment to the agreement governing its Senior Secured Credit Facility. See Note N – Subsequent events for additional information related to the amendment.

Debt and interest expense reduction and refinancing strategy

Ferrellgas continues to pursue a strategy to further reduce its debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility and amending our accounts receivable securitization facility in May 2018 and certain asset sales during fiscal 2018. Ferrellgas continues to evaluate its options to address its leverage.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit Ferrellgas Partners’ ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are those related to the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners and the consolidated fixed charge coverage ratio, as defined in the indentures governing the outstanding notes of the operating partnership.

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

The restricted payments covenant requires that, for Ferrellgas Partners to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As of April 30, 2019, the ratio was 1.38x. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders.

Accordingly, no distributions were paid to common unitholders in December 2018 and March 2019 for the three months ended October 31, 2018 and the three months ended January 31, 2019, respectively, and no distributions will be paid for the three months ended April 30, 2019. Unless this indenture is amended or replaced, or Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x this covenant will continue to restrict Ferrellgas Partners from making common unit distributions.

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

The restricted payment covenants require that, for the operating partnership to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. As of April 30, 2019, the ratio was 1.72x. As a result, it’s likely the distribution that will be made by the operating partnership on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 will be made from capacity under the limited exception to the ratio requirement. The operating partnership believes that its remaining capacity under the limited exception to the ratio requirement will allow it to make distributions to Ferrellgas Partners sufficient to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through maturity of those notes.

F.    Partners’ deficit

As of April 30, 2019 and July 31, 2018, Ferrellgas Partners limited partner units, which are listed on the New York Stock Exchange under the symbol “FGP,” were beneficially owned by the following:

	April 30, 2019	July 31, 2018
Public common unitholders	69,612,939	69,612,939
Ferrell Companies (1)	22,529,361	22,529,361
FCI Trading Corp. (2)	195,686	195,686
Ferrell Propane, Inc. (3)	51,204	51,204
James E. Ferrell (4)	4,763,475	4,763,475

(1)

Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at April 30, 2019.

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

Partnership distributions

Ferrellgas Partners has recognized the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Public common unitholders	$—	$6,961	$6,962	$20,884
Ferrell Companies	—	2,253	2,253	6,759
FCI Trading Corp.	—	20	20	60
Ferrell Propane, Inc.	—	5	5	15
James E. Ferrell	—	476	476	1,428
General partner	—	98	98	294
	$—	$9,813	$9,814	$29,440

Ferrellgas Partners paid cash distributions as detailed in the table above. Ferrellgas Partners did not declare a cash distribution related to the three months ended October 31, 2018, the three months ended January 31, 2019, or the three months ended April 30, 2019. As discussed in Note E – Debt, Ferrellgas Partners was not permitted, pursuant to the consolidated fixed charge coverage ratio under its note indenture, to make restricted payments, including distributions to unitholders.

See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2019 and 2018.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2019, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

During the nine months ended April 30, 2018, the general partner made non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Revenue from contracts with customers

Ferrellgas adopted ASU 2014‑09 beginning on August 1, 2018 using the modified retrospective method. Ferrellgas earns revenue from contracts with customers primarily through the distribution of propane, as well as through the sale of propane related equipment and supplies. Revenues from propane and other gas liquids sales are comprised of revenue earned from the delivery of propane to tanks on customers’ premises, from the delivery of propane filled cylinders to customers, or from the sale of portable propane tanks to nationwide and local retailers and end use customers. Other revenues primarily include sales of appliances and other materials as well as other fees charged to customers. Upon adoption, Ferrellgas applied ASU 2014‑09 only to contracts that were not completed.

Contracts with customers

Ferrellgas’ contracts with customers are principally for the bulk delivery of propane to tanks, delivery of propane filled cylinders or the delivery of portable propane tanks to retailers. Ferrellgas sells propane to a wide variety of customers, including residential, industrial/commercial, portable tank exchange, agricultural, wholesale and others. Ferrellgas’ performance obligations in these contracts are generally limited to the delivery of propane, and therefore revenues from these contracts are earned at the time product is delivered, or in the case of some of Ferrellgas’ portable tank exchange retailers who have consignment agreements, at the time the tanks are sold to the end use customer. Payment is generally due within 30 days. Revenues from sales of propane are included in Propane and other gas liquids sales on the consolidated statements of operations.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Retail - Sales to End Users	$350,151	$330,320	$983,742	$931,495
Wholesale - Sales to Resellers	99,311	97,689	308,646	324,863
Other Gas Sales	10,094	23,293	52,246	89,941
Other	20,069	41,913	60,677	118,691
Propane and related equipment revenues	$479,625	$493,215	$1,405,311	$1,464,990

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

Ferrellgas incurs incremental commissions directly related to the acquisition or renewal of customer contracts. The commissions are calculated and paid based upon the number of gallons sold to the acquired or renewed customer. The total amount of commissions that we incur is not material, and the commissions are expensed commensurate with the deliveries to which they relate; therefore, Ferrellgas does not capitalize these costs.

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	April 30, 2019	July 31, 2018
Accounts receivable	$135,337	$119,818
Contract assets	$25,312	$8,691
Contract liabilities
Deferred revenue (1)	$29,068	$29,933

(1)	Of the beginning balance of deferred revenue, $22.7 million was recognized as revenue during the nine months ended April 30, 2019.

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

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2019 and July 31, 2018:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$5,489	$—	$5,489
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(6,502)	$—	$(6,502)

July 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$22,470	$—	$22,470
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,910)	$—	$(1,910)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $16.0 million, or $2.8 million less than their carrying amount as of April 30, 2019. The estimated fair values of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At April 30, 2019 and July 31, 2018, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,851.4 million and $1,935.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

I.    Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. Prior to the sale of Bridger Energy, LLC in January 2018, all other commodity derivative instruments were neither qualified nor were designated as cash flow hedges; therefore, changes in their fair value were recorded currently in earnings. Ferrellgas also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the nine months ended April 30, 2019 and 2018, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of April 30, 2019 and July 31, 2018:

	April 30, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$5,049	Other current liabilities	$5,726
Commodity derivatives-propane	Other assets, net	440	Other liabilities	776
	Total	$5,489	Total	$6,502

	July 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$17,123	Other current liabilities	$1,832
Commodity derivatives-propane	Other assets, net	5,347	Other liabilities	78
	Total	$22,470	Total	$1,910

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2019 and July 31, 2018, respectively:

	April 30, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,493	Other current liabilities	$1,339
	Other assets, net	1,728	Other liabilities	—
		$8,221		$1,339

	July 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$2,851	Other current liabilities	$12,308
	Other assets, net	927	Other liabilities	4,235
		$3,778		$16,543

The following table provides a summary of the effect on Ferrellgas’ condensed consolidated statements of operations for the three and nine months ended April 30, 2019 and 2018 due to derivatives that were designated as fair value hedging instruments:

				Amount of Interest Expense
		Amount of Gain Recognized on		Recognized on Fixed-Rated Debt
	Location of Gain	Derivative		(Related Hedged Item)
	Recognized on	For the three months ended April 30,		For the three months ended April 30,
Derivative Instrument	Derivative	2019	2018	2019	2018
Interest rate swap agreements	Interest expense	$—	$40	$—	$(2,275)

				Amount of Interest Expense
		Amount of Gain Recognized on		Recognized on Fixed-Rated Debt
	Location of Amounts	Derivative		(Related Hedged Item)
	Recognized on	For the nine months ended April 30,		For the nine months ended April 30,
Derivative Instrument	Derivative	2019	2018	2019	2018
Interest rate swap agreements	Interest expense	$—	$266	$—	$(6,825)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2019 and 2018 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2019
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$1,870	Cost of product sold- propane and other gas liquids sales	$(6,416)	$—
	$1,870		$(6,416)	$—

	For the three months ended April 30, 2018
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(169)	Cost of sales-propane and other gas liquids sales	$6,628	$—
Interest rate swap agreements	10	Interest expense	(60)	—
	$(159)		$6,568	$—

	For the nine months ended April 30, 2019
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(27,364)	Cost of sales-propane and other gas liquids sales	$(5,790)	$—
	$(27,364)		$(5,790)	$—

	For the nine months ended April 30, 2018
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$23,114	Cost of product sold- propane and other gas liquids sales	$20,646	$—
Interest rate swap agreements	248	Interest expense	(386)	—
	$23,362		$20,260	$—

The following table provides a summary of the effect on Ferrellgas’ condensed consolidated statements of operations for the three and nine months ended April 30, 2019 and 2018 due to the change in fair value of derivatives not designated as hedging instruments:

	For the nine months ended April 30, 2018
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

The changes in derivatives included in AOCI for the nine months ended April 30, 2019 and 2018 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2019	2018
Beginning balance	$20,560	$14,648
Change in value of risk management commodity derivatives	(27,364)	23,114
Reclassification of (gains) and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	5,790	(20,646)
Change in value of risk management interest rate derivatives	—	248
Reclassification of losses on interest rate hedges to interest expense	—	386
Ending balance	$(1,014)	$17,750

Ferrellgas expects to reclassify net losses related to the risk management commodity derivatives of approximately $0.7 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2019 and 2018, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2019, Ferrellgas had financial derivative contracts covering 3.3 million gallons of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2019, the maximum amount of loss due to credit risk that Ferrellgas would incur is $0.7 million, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2019.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Operating expense	$64,030	$58,842	$193,258	$181,484

General and administrative expense	$5,872	$5,707	$19,196	$21,637

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

Ferrellgas has been named, along with several former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice. On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On April 24, 2019 the United States Court of Appeals for the Second Circuit affirmed the judgment of the Southern District Court dismissing the class action lawsuits with prejudice. At this time the derivative lawsuits remain stayed by agreement. Ferrellgas believes that it has defenses and will vigorously defend these cases. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

Ferrellgas and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damage claims, if ultimately owed to Eddystone, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. On August 24, 2017, Ferrellgas filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, Ferrellgas entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. The lawsuit is in the discovery stage; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

L.    Net earnings (loss) per common unit

Ferrellgas Partners is currently restricted by its debt covenants from making distributions to common unitholders. See Note E – Debt – for details regarding these restrictions. Below is a calculation of the basic and diluted net earnings (loss) per common unit in the condensed consolidated statements of operations for the periods indicated. Ferrellgas calculates net earnings (loss) per common unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed according to the incentive distribution rights in the Ferrellgas partnership agreement. Due to the seasonality of the propane business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows:

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was no dilutive effect resulting from this method based on basic and diluted net earnings (loss) per common unit for the three and nine months ended April 30, 2019 or 2018.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
	(in thousands, except per common unit amounts)
Common unitholders’ interest in net earnings (loss)	$20,256	$10,752	$6,722	$(38,508)
Weighted average common units outstanding (in thousands)	97,152.7	97,152.7	97,152.7	97,152.7
Basic and diluted net earnings (loss) per common unit	$0.21	$0.11	$0.07	$(0.40)
A.
B.

M.    Segment reporting

As of April 30, 2019, Ferrellgas has one reportable operating segment: propane operations and related equipment sales. All remaining activities are included in Corporate and other.

Following is a summary of segment information for the three and nine months ended April 30, 2019 and 2018:

	Three months ended April 30, 2019
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$479,625	$—	$479,625
Direct costs (1)	380,637	10,427	391,064
Adjusted EBITDA	$98,988	$(10,427)	$88,561

	Three months ended April 30, 2018
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$493,215	$22,595	$515,810
Direct costs (1)	397,568	31,320	428,888
Adjusted EBITDA	$95,647	$(8,725)	$86,922

	Nine months ended April 30, 2019
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$1,405,311	$—	$1,405,311
Direct costs (1)	1,147,764	31,489	1,179,253
Adjusted EBITDA	$257,547	$(31,489)	$226,058

	Nine months ended April 30, 2018
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$1,464,990	$260,631	$1,725,621
Direct costs (1)	1,208,283	283,573	1,491,856
Adjusted EBITDA	$256,707	$(22,942)	$233,765

(1)

Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of sales- midstream operations", "cost of sales-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "severance costs", "legal fees and settlements", "unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments" and "multi-employer pension plan withdrawal settlement".

Following is a reconciliation of net earnings (loss) attributable to Ferrellgas Partners L.P. to the total segment performance measures of EBITDA and Adjusted EBITDA:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$20,461	$10,861	$6,790	$(38,897)
Income tax expense	123	67	284	282
Interest expense	44,162	40,375	132,931	123,855
Depreciation and amortization expense	20,617	25,348	59,214	76,565
EBITDA	85,363	76,651	199,219	161,805
Non-cash employee stock ownership plan compensation charge	(4)	2,738	4,688	10,731
Asset impairments	—	—	—	10,005
Loss on asset sales and disposals	1,683	6,270	8,403	46,414
Other income, net	(251)	(227)	(356)	(1,422)
Severance costs	—	—	1,600	1,663
Legal fees and settlements	1,471	1,289	10,643	3,407
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	—	—	—	1,293
Multi-employer pension plan withdrawal settlement	—	—	1,524	—
Net earnings (loss) attributable to noncontrolling interest	299	201	337	(131)
Adjusted EBITDA	$88,561	$86,922	$226,058	$233,765

Following are total assets by segment:

Assets	April 30, 2019	July 31, 2018
Propane operations and related equipment sales	$1,257,214	$1,196,084
Corporate and other	72,778	167,197
Total consolidated assets	$1,329,992	$1,363,281

Following are capital expenditures by segment:

	Nine months ended April 30, 2019
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$43,975	$672	$44,647
Growth	44,654	—	44,654
Total	$88,629	$672	$89,301

	Nine months ended April 30, 2018
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$17,556	$1,702	$19,258
Growth	34,784	1,265	36,049
Total	$52,340	$2,967	$55,307

N.    Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements except as described below.

On June 6, 2019, the operating partnership entered into an amendment to the agreement governing its Senior Secured Credit Facility. Among other matters, the amendment updated the calculation of the fixed charge coverage ratio for purposes of the fixed charge coverage ratio in the agreement to exclude certain maintenance capital expenditures related to the purchase of new propane delivery trucks which have historically been leased. The amendment provides that up to a specified amount of such maintenance capital expenditures will not be deducted from consolidated EBITDA for purposes of the calculation. The operating partnership was in compliance with the fixed charge coverage ratio covenant, as amended, as of April 30, 2019. A copy of the amendment has been filed as Exhibit 10.31 to this Quarterly Report on Form 10-Q.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2019	July 31, 2018
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	—	1,850
Total assets	$1,000	$2,850

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	30,837	29,020
Accumulated deficit	(30,837)	(27,170)
Total stockholder’s equity	$1,000	$2,850

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
General and administrative expense	$1,725	$1,840	$3,666	$2,115

Net loss	$(1,725)	$(1,840)	$(3,666)	$(2,115)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,666)	$(2,115)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,850	—
Cash used in operating activities	(1,816)	(2,115)

Cash flows from financing activities:
Capital contribution	1,816	2,115
Cash provided by financing activities	1,816	2,115

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000

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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership. The Finance Corp. is liable as co-issuer and co-obligor for the $357 million aggregate principal amount of the Partnership’s unsecured senior notes due June 15, 2020, which obligation is only reported on the Partnership’s consolidated balance sheet.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$45,365	$119,308
Accounts and notes receivable, net (including $160,959 and $120,079 of accounts receivable pledged as collateral at April 30, 2019 and July 31, 2018, respectively)	157,229	126,054
Inventories	78,449	83,694
Prepaid expenses and other current assets	25,427	34,830
Total current assets	306,470	363,886

Property, plant and equipment, net	603,923	557,723
Goodwill	247,508	246,098
Intangible assets (net of accumulated amortization of $411,766 and $399,629 at April 30, 2019 and July 31, 2018, respectively)	109,634	120,951
Other assets, net	62,326	74,588
Total assets	$1,329,861	$1,363,246

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$41,408	$46,820
Short-term borrowings	—	32,800
Collateralized note payable	62,000	58,000
Other current liabilities	148,875	138,091
Total current liabilities	252,283	275,711

Long-term debt	1,730,874	1,728,137
Other liabilities	35,879	39,476
Contingencies and commitments (Note K)

Partners’ deficit:
Limited partner	(681,545)	(693,896)
General partner	(6,789)	(6,915)
Accumulated other comprehensive income (loss)	(841)	20,733
Total partners’ deficit	(689,175)	(680,078)
Total liabilities and partners’ deficit	$1,329,861	$1,363,246

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Revenues:
Propane and other gas liquids sales	$459,556	$451,302	$1,344,634	$1,346,299
Midstream operations	—	22,595	—	260,631
Other	20,069	41,913	60,677	118,691
Total revenues	479,625	515,810	1,405,311	1,725,621

Costs and expenses:
Cost of sales - propane and other gas liquids sales	250,389	260,419	766,056	802,852
Cost of sales - midstream operations	—	14,518	—	229,710
Cost of sales - other	2,320	19,850	8,789	54,339
Operating expense	119,991	116,579	351,541	350,757
Depreciation and amortization expense	20,617	25,348	59,214	76,565
General and administrative expense	11,512	11,546	42,028	39,600
Equipment lease expense	8,319	7,133	24,597	20,828
Non-cash employee stock ownership plan compensation charge	(4)	2,738	4,688	10,731
Asset impairments	—	—	—	10,005
Loss on asset sales and disposals	1,683	6,270	8,403	46,414

Operating income	64,798	51,409	139,995	83,820

Interest expense	(35,395)	(31,739)	(106,740)	(97,993)
Other income, net	251	227	356	1,422

Earnings (loss) before income taxes	29,654	19,897	33,611	(12,751)

Income tax expense	100	57	254	261

Net earnings (loss)	$29,554	$19,840	$33,357	$(13,012)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Net earnings (loss)	$29,554	$19,840	$33,357	$(13,012)
Other comprehensive income (loss):
Change in value of risk management derivatives	1,870	(159)	(27,364)	23,362
Reclassification of (gains) losses on derivatives to earnings, net	6,416	(6,568)	5,790	(20,260)
Other comprehensive income (loss)	8,286	(6,727)	(21,574)	3,102
Comprehensive income (loss)	$37,840	$13,113	$11,783	$(9,910)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2018	$(693,896)	$(6,915)	$20,733	$(680,078)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	2,720	28	—	2,748
Distributions	(9,914)	(101)	—	(10,015)
Net loss	(48,321)	(493)	—	(48,814)
Other comprehensive loss	—	—	(12,587)	(12,587)
Balance at October 31, 2018	(749,411)	(7,481)	8,146	(748,746)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	1,925	19	—	1,944
Distributions	(15,396)	(157)	—	(15,553)
Net earnings	52,086	531	—	52,617
Other comprehensive loss	—	—	(17,273)	(17,273)
Balance at January 31, 2019	(710,796)	(7,088)	(9,127)	(727,011)
Contributions in connection with non-cash ESOP compensation charges	(4)	—	—	(4)
Net earnings	29,255	299	—	29,554
Other comprehensive income	—	—	8,286	8,286
Balance at April 30, 2019	$(681,545)	$(6,789)	$(841)	$(689,175)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2017	$(417,467)	$(4,095)	$14,764	$(406,798)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	3,923	39	—	3,962
Distributions	(9,813)	(100)	—	(9,913)
Net loss	(39,298)	(401)	—	(39,699)
Other comprehensive income	—	—	18,500	18,500
Balance at October 31, 2017	(462,655)	(4,557)	33,264	(433,948)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	3,991	40	—	4,031
Distributions	(25,210)	(257)	—	(25,467)
Net earnings	6,778	69	—	6,847
Other comprehensive loss	—	—	(8,671)	(8,671)
Balance at January 31, 2018	(477,096)	(4,705)	24,593	(457,208)
Contributions in connection with non-cash ESOP compensation charges	2,709	29	—	2,738
Distributions	(10,013)	(102)	—	(10,115)
Net earnings	19,639	201	—	19,840
Other comprehensive loss	—	—	(6,727)	(6,727)
Balance at April 30, 2018	$(464,761)	$(4,577)	$17,866	$(451,472)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$33,357	$(13,012)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	59,214	76,565
Non-cash employee stock ownership plan compensation charge	4,688	10,731
Asset impairments	—	10,005
Loss on asset sales and disposals	8,403	46,414
Unrealized gain on derivative instruments	—	(91)
Provision for doubtful accounts	1,938	1,906
Deferred income tax expense	143	423
Other	6,135	3,987
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(33,113)	(46,771)
Inventories	5,245	7,755
Prepaid expenses and other current assets	(5,555)	(4,001)
Accounts payable	(5,713)	(18,429)
Accrued interest expense	22,518	24,217
Other current liabilities	(13,506)	(809)
Other assets and liabilities	2,453	(4,944)
Net cash provided by operating activities	86,207	93,946

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(11,351)	(14,862)
Capital expenditures	(94,660)	(58,961)
Proceeds from sale of assets	2,416	57,802
Net cash used in investing activities	(103,595)	(16,021)

Cash flows from financing activities:
Distributions	(25,568)	(45,495)
Proceeds from issuance of long-term debt	—	23,580
Payments on long-term debt	(1,656)	(1,892)
Net reductions in short-term borrowings	(32,800)	(84,179)
Net additions to collateralized short-term borrowings	4,000	35,000
Cash paid for financing costs	(531)	(1,149)
Net cash used in financing activities	(56,555)	(74,135)

Net change in cash and cash equivalents	(73,943)	3,790
Cash and cash equivalents - beginning of period	119,308	5,701
Cash and cash equivalents - end of period	$45,365	$9,491

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

Due to seasonality, the results of operations for the nine months ended April 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2019.

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

Ferrellgas, L.P. is continuing to evaluate the impact of its pending adoption of ASU 2016-02 on the consolidated financial statements. Ferrellgas, L.P. has made significant progress in assessing the impact of the standard and planning for the adoption and implementation. The implementation team has completed scoping and the data gathering process of our current lease portfolio. Ferrellgas, L.P. continues to perform a completeness assessment over the lease population, analyze the financial statement impact of adopting the standards, and evaluate the impact of adoption on our existing accounting policies and disclosures. Further, our implementation team is in the process of determining appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. Ferrellgas, L.P. believes that the adoption of this standard, which will be effective for Ferrellgas, L.P. August 1, 2019, will result in material increases to right of use assets and lease liabilities on our consolidated balance sheet and a corresponding change in classification of certain expenses contained on our consolidated statement of operations.

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

FASB Accounting Standard Update No. 2018‑15

In August 2018, the FASB issued ASU 2018‑15, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which is intended to clarify the accounting for implementation costs related to a cloud computing arrangement that is a service contract. Costs for implementation activities in the application development stage are deferred, depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed. Any deferred costs are amortized over the term of the service contract. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Ferrellgas, L.P. adopted ASU 2018-15 on a prospective basis to all implementation costs incurred after January 31, 2019 with an immaterial impact on our consolidated results of operations for the three months ended April 30, 2019.

.

C.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2019	July 31, 2018
Propane gas and related products	$63,481	$71,180
Appliances, parts and supplies, and other	14,968	12,514
Inventories	$78,449	$83,694

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2019, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 3.3 million gallons of propane at fixed prices.

Other assets, net consist of the following:

	April 30, 2019	July 31, 2018
Notes receivable, less current portion	$18,745	$27,491
Other	43,581	47,097
Other assets, net	$62,326	$74,588

Other current liabilities consist of the following:

	April 30, 2019	July 31, 2018
Accrued interest	40,806	18,288
Customer deposits and advances	20,681	22,829
Other	87,388	96,974
Other current liabilities	$148,875	$138,091

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Operating expense	$54,753	$48,351	$162,474	$146,279
Depreciation and amortization expense	1,934	1,340	4,396	3,575
Equipment lease expense	7,784	6,507	23,172	18,872
	$64,471	$56,198	$190,042	$168,726

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2019	2018
Cash paid (refunded) for:
Interest	$78,069	$69,775
Income taxes	$(9)	$(479)
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,174	$1,508
Change in accruals for property, plant and equipment additions	$1,202	$386

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2019	July 31, 2018
Accounts receivable pledged as collateral	$160,959	$120,079
Accounts receivable not pledged as collateral (including other reserves)	(468)	8,272
Note receivable - current portion	121	132
Other	37	26
Less: Allowance for doubtful accounts	(3,420)	(2,455)
Accounts and notes receivable, net	$157,229	$126,054

At April 30, 2019, $161.0 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2018, $120.1 million of trade accounts receivable were pledged as collateral against $58.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2019, Ferrellgas, L.P. had received cash proceeds of $62.0 million from trade accounts receivables securitized, with capacity of $49.0 million to receive additional proceeds or issue letters of credit. As of July 31, 2018, Ferrellgas, L.P. had received cash proceeds of $58.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.9% and 5.2% as of April 30, 2019 and July 31, 2018, respectively.

E.    Debt

Short-term borrowings

Ferrellgas, L.P. classifies borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of April 30, 2019, there were no amounts classified as short-term borrowings. As of July 31, 2018,  $32.8 million was classified as short-term borrowings. For further discussion see the secured credit facilities section below.

Secured credit facilities

On May 4, 2018, Ferrellgas, L.P. entered into a new $575.0 million senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $300.0 million revolving line of credit (the “Revolving Facility”) and a $275.0 million term loan (the “Term Loan”).

As of April 30, 2019, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at an interest rate of 8.26%, which was classified as long-term debt, and no borrowings under the Revolving Facility. As of April 30, 2019, Ferrellgas, L.P. had available borrowing capacity under the Revolving Facility of $197.9 million. As of July 31, 2018, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at an interest rate of 7.86%, which was classified as long-term debt, and $32.8 million under the Revolving Facility at an interest rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas, L.P. had available borrowing capacity under the Revolving Facility of $159.3 million.

Letters of credit outstanding at April 30, 2019 and July 31, 2018 totaled $102.1 million and $107.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At April 30, 2019, Ferrellgas, L.P. had remaining available letter of credit capacity of $22.9 million. At July 31, 2018, Ferrellgas, L.P. had remaining available letter of credit capacity of $17.1 million.

Subsequent to the quarter ended April 30, 2019, Ferrellgas, L.P. entered into an amendment to the agreement governing its Senior Secured Credit Facility. See Note N – Subsequent events for additional information related to the amendment.

Debt and interest expense reduction and refinancing strategy

Ferrellgas, L.P. continues to pursue a strategy to further reduce its debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility and amending our accounts receivable securitization facility in May 2018 and certain asset sales during fiscal 2018. Ferrellgas, L.P. continues to evaluate its options to address its leverage.

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

The restricted payments covenants require that, for Ferrellgas, L.P. to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas, L.P. be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, Ferrellgas, L.P. may make restricted payments in limited amounts determined under the indentures.  As of April 30, 2019, the ratio was 1.72x.  As a result, it’s likely the distribution that will be made by Ferrellgas, L.P. on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 will be made from capacity under the limited exception to the ratio requirement. Ferrellgas, L.P. believes that its remaining capacity under the limited exception to the ratio requirement will allow it to make distributions to Ferrellgas Partners’ to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through the maturity of those notes.

F.    Partners’ deficit

Partnership distributions

Ferrellgas, L.P. has recognized the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Ferrellgas Partners	$—	$10,013	$25,310	$45,036
General partner	—	102	258	459
	$—	$10,115	$25,568	$45,495

See additional discussions about transactions with related parties in Note J – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note I – Derivative instruments and hedging activities for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2019 and 2018.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2019, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the nine months ended April 30, 2018, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Revenue from contracts with customers

Ferrellgas, L.P. adopted ASU 2014‑09 beginning on August 1, 2018 using the modified retrospective method. Ferrellgas, L.P. earns revenue from contracts with customers primarily through the distribution of propane, as well as through the sale of propane related equipment and supplies. Revenues from propane and other gas liquids sales are comprised of revenue earned from the delivery of propane to tanks on customers’ premises, from the delivery of propane filled cylinders to customers, or from the sale of portable propane tanks to nationwide and local retailers and end use customers. Other revenues primarily include sales of appliances and other materials as well as other fees charged to customers. Upon adoption, Ferrellgas, L.P. applied ASU 2014‑09 only to contracts that were not completed.

Contracts with customers

Ferrellgas, L.P.’s contracts with customers are principally for the bulk delivery of propane to tanks, delivery of propane filled cylinders or the delivery of portable propane tanks to retailers. Ferrellgas, L.P. sells propane to a wide variety of customers, including residential, industrial/commercial, portable tank exchange, agricultural, wholesale and others. Ferrellgas, L.P.’s performance obligations in these contracts are generally limited to the delivery of propane, and therefore revenues from these contracts are earned at the time product is delivered or in the case of some of Ferrellgas, L.P.’s portable tank exchange retailers who have consignment agreements, at the time the tanks are sold to the end use customer. Payment is generally due within 30 days. Revenues from sales of propane are included in Propane and other gas liquids sales on the consolidated statements of operations.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Retail - Sales to End Users	$350,151	$330,320	$983,742	$931,495
Wholesale - Sales to Resellers	99,311	97,689	308,646	324,863
Other Gas Sales	10,094	23,293	52,246	89,941
Other	20,069	41,913	60,677	118,691
Propane and related equipment revenues	$479,625	$493,215	$1,405,311	$1,464,990

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

Ferrellgas, L.P. incurs incremental commissions directly related to the acquisition or renewal of customer contracts. The commissions are calculated and paid based upon the number of gallons sold to the acquired or renewed customer. The total amount of commissions that we incur is not material and the commissions are expensed commensurate with the deliveries to which they relate; therefore, Ferrellgas, L.P. does not capitalize these costs.

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	April 30, 2019	July 31, 2018
Accounts receivable	$135,337	$119,818
Contract assets	$25,312	$8,691
Contract liabilities
Deferred revenue (1)	$29,068	$29,933

(1)	Of the beginning balance of deferred revenue, $22.7 million was recognized as revenue during the nine months ended April 30, 2019.

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

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2019 and July 31, 2018:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$5,489	$—	$5,489
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(6,502)	$—	$(6,502)

July 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$22,470	$—	$22,470
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,910)	$—	$(1,910)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in "Other assets, net" on the condensed consolidated balance sheets, are approximately $16.0 million, or $2.8 million less than their carrying amount as of April 30, 2019. The estimated fair values of these notes receivable were calculated using a discounted cash flow method which relied on significant unobservable inputs. At April 30, 2019 and July 31, 2018, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,585.4 million and $1,591.5 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas, L.P. has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

I.    Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. Prior to the sale of Bridger Energy, LLC in January 2018, all other commodity derivative instruments were neither qualified nor were designated as cash flow hedges; therefore, changes in their fair value were recorded currently in earnings. Ferrellgas, L.P. also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the nine months ended April 30, 2019 and 2018, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of April 30, 2019 and July 31, 2018:

	April 30, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$5,049	Other current liabilities	$5,726
Commodity derivatives-propane	Other assets, net	440	Other liabilities	776
	Total	$5,489	Total	$6,502

	July 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$17,123	Other current liabilities	$1,832
Commodity derivatives-propane	Other assets, net	5,347	Other liabilities	78
	Total	$22,470	Total	$1,910

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2019 and July 31, 2018, respectively:

	April 30, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,493	Other current liabilities	$1,339
	Other assets, net	1,728	Other liabilities	—
		$8,221		$1,339

	July 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$2,851	Other current liabilities	$12,308
	Other assets, net	927	Other liabilities	4,235
		$3,778		$16,543

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three and nine months ended April 30, 2019 and 2018 due to derivatives that were designated as fair value hedging instruments:

				Amount of Interest Expense
	Location of Amounts	Amount of Gain Recognized on		Recognized on Fixed-Rated Debt
	Recognized on	Derivative		(Related Hedged Item)
Derivative Instrument	Derivative	For the three months ended April 30,		For the three months ended April 30,
		2019	2018	2019	2018
Interest rate swap agreements	Interest expense	$—	$40	$—	$(2,275)

				Amount of Interest Expense
	Location of Gain	Amount of Gain Recognized on		Recognized on Fixed-Rated Debt
	Recognized on	Derivative		(Related Hedged Item)
Derivative Instrument	Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2019	2018	2019	2018
Interest rate swap agreements	Interest expense	$—	$266	$—	$(6,825)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2019 and 2018 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$1,870	Cost of product sold- propane and other gas liquids sales	$(6,416)	$—
	$1,870		$(6,416)	$—

	For the three months ended April 30, 2018
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(169)	Cost of sales-propane and other gas liquids sales	$6,628	$—
Interest rate swap agreements	10	Interest expense	(60)	—
	$(159)		$6,568	$—

	For the nine months ended April 30, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(27,364)	Cost of sales-propane and other gas liquids sales	$(5,790)	$—
	$(27,364)		$(5,790)	$—

	For the nine months ended April 30, 2018
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$23,114	Cost of product sold- propane and other gas liquids sales	$20,646	$—
Interest rate swap agreements	248	Interest expense	(386)	—
	$23,362		$20,260	$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of operations for the three and nine months ended April 30, 2019 and 2018 due to the change in fair value of derivatives not designated as hedging instruments:

	For the nine months ended April 30, 2018
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

The changes in derivatives included in AOCI for the nine months ended April 30, 2019 and 2018 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2019	2018
Beginning balance	$20,560	$14,648
Change in value of risk management commodity derivatives	(27,364)	23,114
Reclassification of (gains) and losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	5,790	(20,646)
Change in value of risk management interest rate derivatives	—	248
Reclassification of losses on interest rate hedges to interest expense	—	386
Ending balance	$(1,014)	$17,750

Ferrellgas, L.P. expects to reclassify net losses related to the risk management commodity derivatives of approximately $0.7 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2019 and 2018, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2019, Ferrellgas, L.P. had financial derivative contracts covering 3.3 million gallons of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2019, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur is $0.7 million, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2019.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
Operating expense	$64,030	$58,842	$193,258	$181,484

General and administrative expense	$5,872	$5,707	$19,196	$21,637

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

Ferrellgas, L.P. has been named, along with several former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas, L.P. and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice. On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On April 24, 2019 the United States Court of Appeals for the Second Circuit affirmed the judgment of the Southern District Court dismissing the class action lawsuits with prejudice. At this time the derivative lawsuits remain stayed by agreement. Ferrellgas, L.P. believes that it has defenses and will vigorously defend these cases. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

Ferrellgas, L.P. and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas, L.P. transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas, L.P. Ferrellgas, L.P. believes that Ferrellgas, L.P. and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas, L.P. believes that the amount of such damage claims, if ultimately owed to Eddystone, could be material to Ferrellgas, L.P. Ferrellgas, L.P. intends to vigorously defend this claim. On August 24, 2017, Ferrellgas, L.P. filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, Ferrellgas, L.P. entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. The lawsuit is in the discovery stage; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

L.    Segment reporting

As of April 30, 2019, Ferrellgas, L.P. has one reportable operating segment: propane operations and related equipment sales. All remaining activities are included in Corporate and other.

Following is a summary of segment information for the three and nine months ended April 30, 2019 and 2018

	Three months ended April 30, 2019
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$479,625	$—	$479,625
Direct costs (1)	380,637	10,423	391,060
Adjusted EBITDA	$98,988	$(10,423)	$88,565

	Three months ended April 30, 2018
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$493,215	$22,595	$515,810
Direct costs (1)	397,568	31,188	428,756
Adjusted EBITDA	$95,647	$(8,593)	$87,054

	Nine months ended April 30, 2019
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$1,405,311	$—	$1,405,311
Direct costs (1)	1,147,764	31,480	1,179,244
Adjusted EBITDA	$257,547	$(31,480)	$226,067

	Nine months ended April 30, 2018
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$1,464,990	$260,631	$1,725,621
Direct costs (1)	1,208,283	283,440	1,491,723
Adjusted EBITDA	$256,707	$(22,809)	$233,898

(1)

Direct costs are comprised of "cost of sales-propane and other gas liquids sales", "cost of sales- midstream operations", "cost of sales-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "severance costs", "legal fees and settlements", "unrealized (non-cash) losses on changes in fair value of derivatives not designated as hedging instruments" and "multi-employer pension plan withdrawal settlement".

Following is a reconciliation of net earnings (loss) attributable to Ferrellgas, L.P. to the total segment performance measures of EBITDA and Adjusted EBITDA:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018

Net earnings (loss)	$29,554	$19,840	$33,357	$(13,012)
Income tax expense	100	57	254	261
Interest expense	35,395	31,739	106,740	97,993
Depreciation and amortization expense	20,617	25,348	59,214	76,565
EBITDA	85,666	76,984	199,565	161,807
Non-cash employee stock ownership plan compensation charge	(4)	2,738	4,688	10,731
Asset impairments	—	—	—	10,005
Loss on asset sales and disposals	1,683	6,270	8,403	46,414
Other income, net	(251)	(227)	(356)	(1,422)
Severance costs	—	—	1,600	1,663
Legal fees and settlements	1,471	1,289	10,643	3,407
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	—	—	—	1,293
Multi-employer pension plan withdrawal settlement	—	—	1,524	—
Adjusted EBITDA	$88,565	$87,054	$226,067	$233,898

Following are total assets by segment:

	April 30, 2019	July 31, 2018
Assets
Propane operations and related equipment sales	$1,257,214	$1,196,084
Corporate and other	72,647	167,162
Total consolidated assets	$1,329,861	$1,363,246

Following are capital expenditures by segment:

	Nine months ended April 30, 2019
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$43,975	$672	$44,647
Growth	44,654	—	44,654
Total	$88,629	$672	$89,301

	Nine months ended April 30, 2018
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$17,556	$1,702	$19,258
Growth	34,784	1,265	36,049
Total	$52,340	$2,967	$55,307

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of April 30, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$45,364	$1	$—	$—	$—	$45,365
Accounts and notes receivable, net	(9,208)	—	150	166,287	—	157,229
Intercompany receivables	49,313	—	—	—	(49,313)	—
Inventories	78,449	—	—	—	—	78,449
Prepaid expenses and other current assets	25,427	—	(1)	1	—	25,427
Total current assets	189,345	1	149	166,288	(49,313)	306,470

Property, plant and equipment, net	603,924	—	(1)	—	—	603,923
Goodwill, net	247,508	—	—	—	—	247,508
Intangible assets, net	109,634	—	—	—	—	109,634
Investments in consolidated subsidiaries	52,776	—	—	—	(52,776)	—
Other assets, net	58,557	—	2,875	894	—	62,326
Total assets	$1,261,744	$1	$3,023	$167,182	$(102,089)	$1,329,861

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$41,296	$—	$—	$112	$—	$41,408
Collateralized note payable	—	—	—	62,000	—	62,000
Intercompany payables	—	—	(192)	49,505	(49,313)	—
Other current liabilities	142,937	—	267	5,671	—	148,875
Total current liabilities	184,233	—	75	117,288	(49,313)	252,283

Long-term debt	1,730,874	—	—	—	—	1,730,874
Other liabilities	35,812	—	67	—	—	35,879
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(688,334)	1	2,881	49,894	(52,776)	(688,334)
Accumulated other comprehensive loss	(841)	—	—	—	—	(841)
Total partners' capital (deficit)	(689,175)	1	2,881	49,894	(52,776)	(689,175)
Total liabilities and partners' capital (deficit)	$1,261,744	$1	$3,023	$167,182	$(102,089)	$1,329,861

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended April 30, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Propane and other gas liquids sales	$459,556	$—	$—	$—	$—	$459,556
Other	20,069	—	—	—	—	20,069
Total revenues	479,625	—	—	—	—	479,625

Costs and expenses:
Cost of sales - propane and other gas liquids sales	250,389	—	—	—	—	250,389
Cost of sales - other	2,320	—	—	—	—	2,320
Operating expense	124,078	—	(3)	968	(5,052)	119,991
Depreciation and amortization expense	20,506	—	—	111	—	20,617
General and administrative expense	11,511	1	—	—	—	11,512
Equipment lease expense	8,319	—	—	—	—	8,319
Non-cash employee stock ownership plan compensation charge	(4)	—	—	—	—	(4)
Loss on asset sales and disposals	1,683	—	—	—	—	1,683

Operating income (loss)	60,823	(1)	3	(1,079)	5,052	64,798

Interest expense	(34,206)	—	—	(1,189)	—	(35,395)
Other income (expense), net	278	—	(27)	2,834	(2,834)	251

Earnings (loss) before income taxes	26,895	(1)	(24)	566	2,218	29,654

Income tax expense (benefit)	(49)	—	149	—	—	100
Equity in earnings (loss) of subsidiaries	392	—	—	—	(392)	—

Net earnings (loss)	27,336	(1)	(173)	566	1,826	29,554

Other comprehensive loss	8,286	—	—	—	—	8,286

Comprehensive income (loss)	$35,622	$(1)	$(173)	$566	$1,826	$37,840

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended April 30, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Propane and other gas liquids sales	$451,212	$—	$90	$—	$—	$451,302
Midstream operations	—	—	22,595	—	—	22,595
Other	19,701	—	22,212	—	—	41,913
Total revenues	470,913	—	44,897	—	—	515,810

Costs and expenses:
Cost of sales - propane and other gas liquids sales	260,317	—	102	—	—	260,419
Cost of sales - midstream operations	—	—	14,518	—	—	14,518
Cost of sales - other	2,328	—	17,522	—	—	19,850
Operating expense	108,291	—	9,262	1,459	(2,433)	116,579
Depreciation and amortization expense	19,105	—	6,171	72	—	25,348
General and administrative expense	10,460	—	1,086	—	—	11,546
Equipment lease expense	7,045	—	88	—	—	7,133
Non-cash employee stock ownership plan compensation charge	2,738	—	—	—	—	2,738
Loss on asset sales and disposals	2,243	—	4,027	—	—	6,270

Operating income (loss)	58,386	—	(7,879)	(1,531)	2,433	51,409

Interest expense	(20,297)	—	(10,104)	(1,338)	—	(31,739)
Other income (expense), net	(133)	—	360	2,433	(2,433)	227

Earnings (loss) before income taxes	37,956	—	(17,623)	(436)	—	19,897

Income tax expense (benefit)	102	—	(45)	—	—	57
Equity in earnings (loss) of subsidiaries	(18,014)	—	—	—	18,014	—

Net earnings (loss)	19,840	—	(17,578)	(436)	18,014	19,840

Other comprehensive loss	(6,727)	—	—	—	—	(6,727)

Comprehensive income (loss)	$13,113	$—	$(17,578)	$(436)	$18,014	$13,113

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the nine months ended April 30, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Propane and other gas liquids sales	$1,344,634	$—	$—	$—	$—	$1,344,634
Other	60,628	—	49	—	—	60,677
Total revenues	1,405,262	—	49	—	—	1,405,311

Costs and expenses:
Cost of sales - propane and other gas liquids sales	766,056	—	—	—	—	766,056
Cost of sales - other	8,675	—	114	—	—	8,789
Operating expense	355,589	—	36	3,869	(7,953)	351,541
Depreciation and amortization expense	58,880	—	—	334	—	59,214
General and administrative expense	42,022	6	—	—	—	42,028
Equipment lease expense	24,597	—	—	—	—	24,597
Non-cash employee stock ownership plan compensation charge	4,688	—	—	—	—	4,688
Loss on asset sales and disposals	5,724	—	2,679	—	—	8,403

Operating income (loss)	139,031	(6)	(2,780)	(4,203)	7,953	139,995

Interest expense	(103,209)	—	(38)	(3,493)	—	(106,740)
Other income (expense), net	393	—	(37)	7,953	(7,953)	356

Earnings (loss) before income taxes	36,215	(6)	(2,855)	257	—	33,611

Income tax expense	105	—	149	—	—	254
Equity in earnings (loss) of subsidiary	(2,753)	—	—	—	2,753	—

Net earnings (loss)	33,357	(6)	(3,004)	257	2,753	33,357

Other comprehensive loss	(21,574)	—	—	—	—	(21,574)

Comprehensive income (loss)	$11,783	$(6)	$(3,004)	$257	$2,753	$11,783

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended April 30, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$111,008	$(6)	$24,589	$(45,384)	$(4,000)	$86,207

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(11,351)	—	—	—	—	(11,351)
Capital expenditures	(94,660)	—	—	—	—	(94,660)
Proceeds from sale of assets	2,416	—	—	—	—	2,416
Cash collected for purchase of interest in accounts receivable	—	—	—	1,052,947	(1,052,947)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(1,056,947)	1,056,947	—
Net changes in advances with consolidated entities	—	—	—	—	—	—
Intercompany loan to affiliate	(20,638)	—	—	—	20,638	—
Other	—	—	—	—	—	—
Net cash provided by (used in) investing activities	(124,233)	—	—	(4,000)	24,638	(103,595)

Cash flows from financing activities:
Distributions	(25,568)	—	—	—	—	(25,568)
Reductions in long-term debt	(1,656)	—	—	—	—	(1,656)
Net reductions in short-term borrowings	(32,800)	—	—	—	—	(32,800)
Net additions to collateralized short-term borrowings	—	—	—	4,000	—	4,000
Net changes in advances with consolidated entities	—	6	(24,763)	45,395	(20,638)	—
Cash paid for financing costs	(520)	—	—	(11)	—	(531)
Net cash provided by (used in) financing activities	(60,544)	6	(24,763)	49,384	(20,638)	(56,555)

Net change in cash and cash equivalents	(73,769)	—	(174)	—	—	(73,943)
Cash and cash equivalents - beginning of year	119,133	1	174	—	—	119,308
Cash and cash equivalents - end of year	$45,364	$1	$—	$—	$—	$45,365

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended April 30, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$65,604	$(5)	$(3,531)	$66,878	$(35,000)	$93,946

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,862)	—	—	—	—	(14,862)
Capital expenditures	(57,158)	—	(1,803)	—	—	(58,961)
Proceeds from sale of assets	2,479	—	55,323	—	—	57,802
Cash collected for purchase of interest in accounts receivable	—	—	—	985,084	(985,084)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(1,020,084)	1,020,084	—
Net changes in advances with consolidated entities	116,871	—	—	—	(116,871)	—
Net cash provided by (used in) investing activities	47,330	—	53,520	(35,000)	(81,871)	(16,021)

Cash flows from financing activities:
Distributions	(45,495)	—	—	—	—	(45,495)
Proceeds from increase in long-term debt	23,580	—	—	—	—	23,580
Payments on long-term debt	(1,892)	—	—	—	—	(1,892)
Net reductions in short-term borrowings	(84,179)	—	—	—	—	(84,179)
Net additions to collateralized short-term borrowings	—	—	—	35,000	—	35,000
Net changes in advances with parent	—	5	(49,998)	(66,878)	116,871	—
Cash paid for financing costs	(1,149)	—	—	—	—	(1,149)
Net cash provided by (used in) financing activities	(109,135)	5	(49,998)	(31,878)	116,871	(74,135)

Net change in cash and cash equivalents	3,799	—	(9)	—	—	3,790
Cash and cash equivalents - beginning of year	5,327	1	373	—	—	5,701
Cash and cash equivalents - end of year	$9,126	$1	$364	$—	$—	$9,491

N.    Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements except as described below.

On June 6, 2019, Ferrellgas, L.P. entered into an amendment to the agreement governing its Senior Secured Credit Facility. Among other matters, the amendment updated the calculation of the fixed charge coverage ratio for purposes of the fixed charge coverage ratio in the agreement to exclude certain maintenance capital expenditures related to the purchase of new propane delivery trucks which have historically been leased. The amendment provides that up to a specified amount of such maintenance capital expenditures will not be deducted from consolidated EBITDA for purposes of the calculation. The operating partnership was in compliance with the fixed charge coverage ratio covenant, as amended, as of April 30, 2019. A copy of the amendment has been filed as Exhibit 10.31 to our Current Report on Form 10-Q.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2019	July 31, 2018
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	76,677	72,552
Accumulated deficit	(76,577)	(70,952)
Total stockholder's equity	$1,100	$2,600

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2019	2018	2019	2018
General and administrative expense	$225	$—	$5,625	$5,216

Net loss	$(225)	$—	$(5,625)	$(5,216)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,625)	$(5,216)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,500	1,500
Cash used in operating activities	(4,125)	(3,716)

Cash flows from financing activities:
Capital contribution	4,125	3,716
Cash provided by financing activities	4,125	3,716

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100

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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership. The Finance Corp. is liable as co-issuer and co-obligor for (i) the $500 million aggregate principal amount of the Partnership’s unsecured senior notes due 2021, (ii) the $475 million aggregate principal amount of the Partnership’s unsecured senior notes due 2022, and (iii) the $500 million aggregate principal amount of the Partnership’s unsecured senior notes due 2023, which obligations are only reported on the Partnership’s consolidated balance sheet.

The indentures governing the Partnership’s unsecured senior notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness and restricted payments. The restricted payments covenants require that, for the Partnership to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the Partnership be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, the Partnership may make restricted payments in limited amounts determined under the indentures. As of April 30, 2019, the ratio was 1.72x.  As a result, it’s likely the distribution that will be made by the Partnership on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 will be made from capacity under the limited exception to the ratio requirement. the Partnership believes that its remaining capacity under the limited exception to the ratio requirement will allow it to make distributions to Ferrellgas Partners’ to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through the maturity of those notes.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners and the operating partnership.

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees other than officers. Ferrellgas Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners, while Ferrellgas Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented.

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

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. The common units of Ferrellgas Partners are listed on the New York Stock Exchange and our activities are primarily conducted through the operating partnership.

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to the senior notes co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

Our general partner performs all management functions for us and our subsidiaries and holds an approximate 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 23% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

We file annual, quarterly, and other reports and information with the Securities and Exchange Commission (the "SEC"). You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. Our SEC filings are also available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Quarterly Report on Form 10‑Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists one material difference between Ferrellgas Partners and the operating partnership: Ferrellgas Partners has outstanding $357 million aggregate principal amount of 8.625% senior notes due June 15, 2020, and accordingly has interest expense that the operating partnership does not have. Ferrellgas Partners’ access to liquidity is dependent on distributions from the operating partnership. See the statements of operations in their respective condensed consolidated financial statements.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	the effect of weather conditions on the demand for propane;
•	the prices of wholesale propane, motor fuel and crude oil;
•	disruptions to the supply of propane;
•	competition from other industry participants and other energy sources;
•	energy efficiency and technology advances;

•	adverse changes in our relationships with our national tank exchange customers;
•	significant delays in the collection of accounts or notes receivable;
•	customer, counterparty, supplier or vendor defaults;
•	changes in demand for, and production of, hydrocarbon products;
•	increased trucking and rail regulations;
•	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
•	our inability to complete acquisitions or to successfully integrate acquired operations;
•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
•	the impact of pending and future legal proceedings;
•	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber attack;
•	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
•	economic and political instability, particularly in areas of the world tied to the energy industry; and
•	disruptions in the capital and credit markets.
•	access to available capital to meet the our operating requirements up to and including the refinancing of maturing debt instruments

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

Recent developments

Debt and interest expense reduction and refinancing strategy

We continue to pursue a strategy to further reduce our debt and interest expense. This strategy included entering into the new Senior Secured Credit Facility and amending its accounts receivable securitization facility in May 2018 and certain asset sales during fiscal 2018. We continue to evaluate our options to address our leverage.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability and its subsidiaries to, among other things, make restricted payments and incur additional indebtedness. Our general partner believes that the most restrictive of these covenants are those related to the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of Ferrellgas Partners, and the consolidated fixed charge coverage ratio, as defined in the indenture governing the outstanding notes of the operating partnership.

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

The restricted payments covenant requires that, for Ferrellgas Partners to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of Ferrellgas Partners be at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As of April 30, 2019, the ratio was 1.38x. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018 while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions will be paid to common unitholders in June 2019 for the three months ended April 30, 2019. Unless this indenture is amended or replaced, or Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict Ferrellgas Partners from making common unit distributions.

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

The restricted payments covenants require that, for the operating partnership to make a restricted payment, the ratio of trailing four quarters EBITDA to interest expense (both as adjusted for certain, specified items) of the operating partnership be at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events, subject to its ability to make restricted payments under the limited exception described below. If this pro forma ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. As of April 30, 2019, the ratio was 1.72x.  As a result, it’s likely the distribution that will be made by the operating partnership on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 will be made from capacity under the limited exception to the ratio requirement. The operating partnership believes that its remaining capacity under the limited exception to the ratio requirement will allow it to make distributions to Ferrellgas Partners’ to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through the maturity of those notes.

Distributions

As discussed above, no distributions will be paid to common unitholders in June 2019 for the three months ended April 30, 2019. Unless the indenture governing the outstanding Ferrellgas Partners notes is amended or replaced, if our consolidated fixed charge coverage ratio under that indenture does not improve to at least 1.75x, this covenant will not allow us to make common unit distributions for our quarter ending April 30, 2019 and beyond.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on a metric we refer to as “Adjusted EBITDA”, which is not defined by GAAP and should not be considered an alternative to earnings measures defined by GAAP. We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our revenue generating assets have long useful lives. For the definition of

Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, see the subheading “Non-GAAP Financial Measures” below.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2019 and 2020 sales commitments and, as of April 30, 2019, have experienced net mark-to-market losses of approximately $1.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2019, we estimate 73% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

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

•

Operating loss and Adjusted EBITDA associated with these divestitures in the three months ended April 30, 2018 was $7.8 million and $2.3 million, respectively. Operating loss and Adjusted EBITDA associated with these divestitures in the nine months ended April 30, 2018 was $62.2 million and $13.4 million, respectively.

For the three months ended April 30, 2019 and 2018

During the three months ended April 30, 2019, we generated net earnings attributable to Ferrellgas Partners L.P. of $20.5 million, compared to net earnings attributable to Ferrellgas Partners L.P. of $10.9 million during the three months ended April 30, 2018.

Our propane operations and related equipment sales segment generated operating income of $77.1 million during the three months ended April 30, 2019, compared to operating income of $74.5 million earned during the three months ended April 30, 2018. The increase in operating income is primarily due to an $18.3 million increase in “Gross margin – Propane and other gas liquid sales”, largely offset by a $9.3 million increase in "Operating, general and administrative expense", a $4.3 million decrease in “Gross margin – other”, and a $1.3 million increase in "Equipment lease expense". The increase in "Operating, general and administrative expense" and "Gross margin - Propane and other gas liquid sales" primarily resulted from a 4% increase in retail customer count and the increase in total gallons sold. The impact of the sale of a group of assets that sold lower margin propane related equipment at the end of fiscal 2018 resulted in the decrease in "Gross margin - other". The increase in “Equipment lease expense” is due to continued investment in new propane delivery trucks both to serve our expanding customer base and to reduce the age of our fleet. In addition, we purchased new propane delivery trucks as discussed below.

Our corporate and other operations recognized an operating loss of $12.3 million during the three months ended April 30, 2019, compared to an operating loss of $23.2 million during the three months ended April 30, 2018. This decrease in operating loss was primarily due to the $8.5 million operating loss related to our midstream operations in fiscal 2018.

“Interest expense” for Ferrellgas increased $3.8 million primarily due to increased interest rates on our secured credit facility.

Distributable cash flow attributable to equity investors decreased to $34.7 million in the current period from $43.9 million in the prior period primarily due to a $7.8 million increase in our maintenance capital expenditures and a $2.9 million increase in cash interest expense. This increase in maintenance capital expenditures primarily relates to the purchase of new propane delivery trucks which have historically been leased.

Distributable cash flow excess increased to $34.0 million in the current period from $33.3 million in the prior period, primarily due to an $7.8 million increase in our maintenance capital expenditures and a $2.9 million increase in cash interest expense, as discussed above, partially offset by a $9.7 million decrease in distributions to common unitholders.

For the nine months ended April 30, 2019 and 2018

During the nine months ended April 30, 2019, we generated net earnings attributable to Ferrellgas Partners L.P. of $6.8 million, compared to net loss attributable to Ferrellgas Partners L.P. of $38.9 million during the nine months ended April 30, 2018.

Our propane operations and related equipment sales segment generated operating income of $192.1 million during the nine months ended April 30, 2019, compared to operating income of $187.5 million earned during the nine months ended April 30, 2018. The increase in operating income is primarily due to a $35.1 million increase in “Gross margin – Propane and other gas liquid sales” and a $10.0 million impairment of goodwill in the nine months ended April 30, 2018 related to an immaterial reporting unit that was not repeated in the current period, partially offset by a $19.3 million increase in "Operating, general and administrative expense", and a $12.5 million decrease in "Gross margin – other”. The increase in "Operating, general and administrative expense" and "Gross margin - Propane and other gas liquid sales" primarily resulted from a 4% increase in retail customer count and the increase in total gallons sold. The impact of the sale of a group of assets that sold lower margin propane related equipment at the end of fiscal 2018 resulted in the decrease in "Gross margin - other".

Our corporate and other operations recognized an operating loss of $52.1 million during the nine months ended April 30, 2019, compared to an operating loss of $103.8 million recognized during the nine months ended April 30, 2018. This decrease in operating loss was primarily due to a $53.6 million operating loss related to our midstream operations in fiscal 2018.

“Interest expense” for Ferrellgas increased $9.1 million primarily due to increased interest rates on our secured credit facility.

Distributable cash flow attributable to equity investors decreased to $60.1 million in the current period from $103.8 million in the prior period primarily due to a $26.0 million increase in our maintenance capital expenditures, a $10.2 million decrease in our Adjusted EBITDA related to midstream operations in fiscal 2018 and a $7.7 million increase in cash interest expense. This increase in maintenance capital expenditures primarily relates to the purchase of new propane delivery trucks, which have historically been leased.

Distributable cash flow excess decreased to $49.2 million in the current period from $72.6 million in the prior period, primarily due to a $26.0 million increase in our maintenance capital expenditures, a $10.2 million decrease in our Adjusted EBITDA related to midstream operations in fiscal 2018 and a $7.7 million increase in cash interest expense, partially offset by a $19.4 million decrease in distributions to common unitholders.

Consolidated Results of Operations

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2019	2018	2019	2018
Total revenues	$479,625	$515,810	$1,405,311	$1,725,621

Total cost of sales	252,709	294,787	774,845	1,086,901

Operating expense	119,991	116,579	351,541	350,757
Depreciation and amortization expense	20,617	25,348	59,214	76,565
General and administrative expense	11,516	11,678	42,037	39,733
Equipment lease expense	8,319	7,133	24,597	20,828
Non-cash employee stock ownership plan compensation charge	(4)	2,738	4,688	10,731
Asset impairments	—	—	—	10,005
Loss on asset sales and disposals	1,683	6,270	8,403	46,414
Operating income	64,794	51,277	139,986	83,687
Interest expense	(44,162)	(40,375)	(132,931)	(123,855)
Other income, net	251	227	356	1,422
Earnings (loss) before income taxes	20,883	11,129	7,411	(38,746)
Income tax expense	123	67	284	282
Net earnings (loss)	20,760	11,062	7,127	(39,028)
Net earnings (loss) attributable to noncontrolling interest	299	201	337	(131)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	20,461	10,861	6,790	(38,897)
Less: General partner's interest in net earnings (loss)	205	109	68	(389)
Common unitholders' interest in net earnings (loss)	$20,256	$10,752	$6,722	$(38,508)

Non-GAAP Financial Measures

In this Quarterly Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., less the sum of the following: income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income, net, severance costs, legal fees and settlements, multi-employer pension withdrawal settlement, unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments, and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Equity Investors. Distributable cash flow attributable to equity investors is calculated as Adjusted EBITDA minus net cash interest expense, maintenance capital expenditures and cash paid for taxes, plus proceeds from asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Common Unitholders. Distributable cash flow attributable to common unitholders is calculated as Distributable cash flow attributable to equity investors minus distributable cash flow attributable to general partner and noncontrolling interest. Management considers Distributable cash flow attributable to common unitholders a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow attributable to common unitholders, as management defines it, may not be comparable to distributable cash flow attributable to common unitholders or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to common unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to common unitholders should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Excess. Distributable cash flow excess is calculated as Distributable cash flow attributable to common unitholders minus Distributions paid to common unitholders. Distributable cash flow excess, if any, is retained to establish reserves to reduce debt, fund capital expenditures and for other partnership purposes and management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors. Distributable cash flow attributable to common unitholders and Distributable cash flow excess to Net earnings (loss) attributable to Ferrellgas Partners, L.P. for the three and nine months ended April 30, 2019 and 2018:

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2019	2018	2019	2018
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$20,461	$10,861	$6,790	$(38,897)
Income tax expense (benefit)	123	67	284	282
Interest expense	44,162	40,375	132,931	123,855
Depreciation and amortization expense	20,617	25,348	59,214	76,565
EBITDA	85,363	76,651	199,219	161,805
Non-cash employee stock ownership plan compensation charge	(4)	2,738	4,688	10,731
Assets impairments	—	—	—	10,005
Loss on asset sales and disposals	1,683	6,270	8,403	46,414
Other income (expense), net	(251)	(227)	(356)	(1,422)
Severance costs	—	—	1,600	1,663
Legal fees and settlements	1,471	1,289	10,643	3,407
Multi-employer pension plan withdrawal settlement	—	—	1,524	—
Unrealized (non-cash) loss on changes in fair value of derivatives not designated as hedging instruments	—	—	—	1,293
Net earnings (loss) attributable to noncontrolling interest	299	201	337	(131)
Adjusted EBITDA	88,561	86,922	226,058	233,765
Net cash interest expense (a)	(40,747)	(37,873)	(123,325)	(115,664)
Maintenance capital expenditures (b)	(13,506)	(5,741)	(45,038)	(19,085)
Cash refund from (paid for) taxes	(23)	470	(21)	458
Proceeds from certain asset sales	456	148	2,416	4,355
Distributable cash flow attributable to equity investors	34,741	43,926	60,090	103,829
Distributable cash flow attributable to general partner and non-controlling interest	(695)	(879)	(1,202)	(2,077)
Distributable cash flow attributable to common unitholders	34,046	43,047	58,888	101,752
Less: Distributions paid to common unitholders	—	(9,715)	(9,715)	(29,146)
Distributable cash flow excess	$34,046	$33,332	$49,173	$72,606

(a)

Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

Segment Operating Results for the three months ended April 30, 2019 and 2018

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

	2019	2018	Increase (Decrease)
As of April 30,
Retail customers	705,605	679,678	25,927	4%
Tank exchange selling locations	54,308	51,165	3,143	6%

(amounts in thousands)
Three months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	204,441	189,183	15,258	8%
Wholesale - Sales to Resellers	59,641	57,121	2,520	4%
	264,082	246,304	17,778	7%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$350,151	$330,320	$19,831	6%
Wholesale - Sales to Resellers	99,311	97,689	1,622	2%
Other Gas Sales (a)	10,094	23,293	(13,199)	(57)%
Other (b)	20,069	41,913	(21,844)	(52)%
Propane and related equipment revenues	$479,625	$493,215	$(13,590)	(3)%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$167,179	$151,084	$16,095	11%
Wholesale - Sales to Resellers (a)	41,988	39,799	2,189	6%
Other (b)	17,749	22,063	(4,314)	(20)%
Propane and related equipment gross margin	$226,916	$212,946	$13,970	7%

Operating, general and administrative expense (d)	$119,989	$110,673	$9,316	8%
Equipment lease expense	7,939	6,626	1,313	20%

Operating income	$77,118	$74,479	$2,639	4%
Depreciation and amortization expense	20,187	18,880	1,307	7%
Loss on asset sales and disposals	1,683	2,288	(605)	(26)%
Adjusted EBITDA	$98,988	$95,647	$3,341	3%

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes appliance and material sales, and to a lesser extent various customer fee income.
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

Propane sales volumes during the three months ended April 30, 2019 increased 7% or 17.8 million gallons from the prior year period due to increased sales to retail customers of 15.2 million gallons, and an increase of 2.5 million gallons to wholesale customers. The increase in propane sales volumes to retail customers was primarily due to the 4% increase in retail customer count.

Weather in the more highly concentrated geographic areas we serve for the three months ended April 30, 2019 was approximately 6% colder than normal, and approximately 1% colder than the prior year period. Retail gallons increased due to efforts to increase market share and to a lesser extent colder weather.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The Mt. Belvieu, Texas major supply point during the three months ended April 30, 2019 averaged 20% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 15% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.66 and $0.82 per gallon during the three months ended April 30, 2019 and 2018, respectively, while the wholesale market price at Conway, Kansas averaged $0.58 and $0.68 per gallon during the three months ended April 30, 2019 and 2018, respectively. We believe this decrease in the wholesale cost of propane contributed to our decrease in revenues, but an increase in gross margin.

Revenues

Retail sales increased $19.8 million compared to the prior period. This increase resulted from a $26.6 million increase in sales volumes, partially offset by a $6.8 million decrease in sales price per gallon, as discussed above.

Wholesale sales increased $1.6 million compared to the prior period. This increase primarily resulted from a $7.8 million increase in sales volumes, largely offset by a $6.1 million decrease in sales price per gallon, as discussed above, and due to the impact of increased competitive pressures.

Other gas sales decreased $13.2 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues decreased $21.8 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Gross margin - Propane and other gas liquids sales

Gross margin increased $18.3 million primarily due to the increase in gallon sales, as discussed above. The increase in retail gross margin of $16.1 million resulted from an increase in retail customer counts and to a lesser extent increases in gross margin per gallon, both as discussed above. The increase in retail gross margin of $16.1 million resulted primarily from an increase in retail customer accounts and to a lesser extent an increase in gross margin per gallon. The $2.2 million increase in wholesale gross margin primarily relates to increased volumes, as discussed above, partially offset by decreased gross margin per gallon due to the impact of increased competitive pressures on the sales price per gallon, as discussed above.

Gross margin - other

Gross margin decreased $4.3 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Operating income

Operating income increased $2.6 million primarily due to an $18.3 million increase in “Gross margin – Propane and other gas liquid sales”, as discussed above, largely offset by a $9.3 million increase in "Operating, general and administrative expense" primarily resulting from the increase in retail customer count, as discussed above, a $4.3 million decrease in “Gross margin – other”, as discussed above, and a $1.3 million increase in "Equipment lease expense". "Operating, general and administrative expense" increased primarily due to a $7.5 million increase in field personnel costs, a $4.2 million increase in general liability and worker compensation costs, and a $1.2 million increase in vehicle fuel costs, partially offset by $3.3 million of costs incurred in the prior year period related to a business sold in fiscal 2018. Equipment lease expense increased due to continued investment in new propane delivery trucks both to serve our expanding customer base and to reduce the age of our fleet.

Adjusted EBITDA

Adjusted EBITDA increased $3.3 million primarily due to an $18.3 million increase in “Gross margin – Propane and other gas liquid sales”, as discussed above, largely offset by a $9.3 million increase in "Operating, general and administrative expense", a $4.3 million decrease in “Gross margin – other”, as discussed above, and a $1.3 million increase in "Equipment lease expense". "Operating, general and administrative expense" increased primarily due to a $7.5 million increase in field personnel costs, and a $4.2 million increase in general liability and worker compensation costs, partially offset by $3.3 million of costs incurred in the prior year period related to a business sold in fiscal 2018.

Corporate and other operations

The following table summarizes the financial results of our corporate operations for the periods indicated. Prior period amounts also include results of our midstream operations.

(amounts in thousands)
Three months ended April 30,	2019	2018	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	—	11,640	(11,640)	NM
Crude oil sold	—	27	(27)	NM
Salt water volume processed	—	4,761	(4,761)	NM

Revenues -
Crude oil logistics	$—	$17,500	$(17,500)	NM
Crude oil sales	—	1,619	(1,619)	NM
Other	—	3,476	(3,476)	NM
	$—	$22,595	$(22,595)	NM
Gross margin (a) -
Crude oil logistics	$—	$5,540	$(5,540)	NM
Crude oil sales	—	1,400	(1,400)	NM
Other	—	1,137	(1,137)	NM
	$—	$8,077	$(8,077)	NM

Operating, general and administrative expense	$11,518	$17,584	$(6,066)	(34)%
Equipment lease expense	380	507	(127)	(25)%

Operating loss	$(12,324)	$(23,202)	$10,878	47%
Depreciation and amortization expense	430	6,468	(6,038)	(93)%
Non-cash employee stock ownership plan compensation charge	(4)	2,738	(2,742)	(100)%
Loss on asset sales and disposals	—	3,982	(3,982)	NM
Legal fees and settlements	1,471	1,289	182	14%
Adjusted EBITDA	$(10,427)	$(8,725)	$(1,702)	(20)%

NM - Not meaningful

(a)	Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

In various dispositions that occurred during fiscal 2018, we sold our midstream businesses. Accordingly, much of the significant variances reported above result from the cessation of the midstream business by the end of fiscal 2018.

Operating loss

Operating loss decreased by $10.9 million during the three months ended April 30, 2019 as compared to the three months ended April 30, 2018. This decrease in operating loss was primarily due to the $8.5 million operating loss related to our midstream operations in fiscal 2018 and decreased corporate costs of $2.3 million. Corporate costs decreased primarily due to a $2.7 million decrease in non-cash employee stock ownership plan compensation costs, and $0.4 million decrease in depreciation and amortization, partially offset by a $1.2 million increase in legal costs.

Adjusted EBITDA

Adjusted EBITDA decreased $1.7 million primarily due to the $1.0 million decrease in Adjusted EBITDA related to our midstream operations in fiscal 2018 and a $0.7 million increase in Adjusted EBITDA related to corporate costs. Corporate costs increased primarily due to a  $1.0 million increase in legal costs.

Segment Operating Results for the nine months ended April 30, 2019 and 2018

Propane operations and related equipment sales

The following table summarizes propane sales volumes and the Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

	2019	2018	Increase (Decrease)
As of April 30,
Retail customers	705,605	679,678	25,927	4%
Tank exchange selling locations	54,308	51,165	3,143	6%

(amounts in thousands)
Nine months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	573,152	543,548	29,604	5%
Wholesale - Sales to Resellers	179,256	185,492	(6,236)	(3)%
	752,408	729,040	23,368	3%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$983,742	$931,495	$52,247	6%
Wholesale - Sales to Resellers	308,647	324,863	(16,216)	(5)%
Other Gas Sales (a)	52,245	89,941	(37,696)	(42)%
Other (b)	60,677	118,691	(58,014)	(49)%
Propane and related equipment revenues	$1,405,311	$1,464,990	$(59,679)	(4)%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$450,401	$411,644	$38,757	9%
Wholesale - Sales to Resellers (a)	128,177	131,803	(3,626)	(3)%
Other (b)	51,888	64,352	(12,464)	(19)%
Propane and related equipment gross margin	$630,466	$607,799	$22,667	4%

Operating, general and administrative expense (d)	$351,537	$332,244	$19,293	6%
Equipment lease expense	23,596	19,206	4,390	23%

Operating income	$192,086	$187,458	$4,628	2%
Depreciation and amortization expense	57,523	55,135	2,388	4%
Loss on asset sales and disposals	5,724	3,751	1,973	53%
Asset impairments	—	10,005	(10,005)	NM
Severance costs	690	358	332	93%
Multi-employer pension plan withdrawal settlement	1,524	—	1,524	NM
Adjusted EBITDA	$257,547	$256,707	$840	0%

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes appliance and material sales, and to a lesser extent various customer fee income.
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

Propane sales volumes during the nine months ended April 30, 2019 increased 3% or 23.4 million gallons, from the prior year period due to increased sales to retail customers of 29.6 million gallons, partially offset by a decrease of 6.2 million gallons to wholesale customers. The increase in propane sales volumes to retail customers was primarily due to the 4% increase in retail customer count. The decrease in propane sales to wholesale customers relates to the impact of increased competitive pressures.

Weather in the more highly concentrated geographic areas we serve for the nine months ended April 30, 2019 was approximately 4% colder than normal and 2% colder than the prior year period. Retail gallons increased due to efforts to increase market share and to a lesser extent colder weather.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the nine months ended April 30, 2019 averaged 9% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 18% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.79 and $0.87 per gallon during the nine months ended April 30, 2019 and 2018, respectively, while the wholesale market price at Conway, Kansas averaged $0.66 and $0.80 per gallon during the nine months ended April 30, 2019 and 2018, respectively. We believe this decrease in the wholesale cost of propane contributed to our decrease in revenues, but an increase in gross margin.

Revenues

Retail sales increased $52.2 million compared to the prior period. This increase resulted from $50.7 million in increased sales volumes as discussed above.

Wholesale sales decreased $16.2 million compared to the prior period. This decrease primarily resulted from a $20.2 million decrease in sales price per gallon partially offset by a  $4.0 million increase in sales volumes, both as discussed above. Additionally, we believe the decrease in sales price per gallon was caused by the impact of increased competitive pressures.

Other gas sales decreased $37.7 million compared to the prior year period primarily due to decreased sales volumes.

Other revenues decreased $58.0 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Gross margin - Propane and other gas liquids sales

Gross margin increased $35.1 million primarily due to the increase in gallon sales, as discussed above, and to a lesser extent increased gross margin per gallon. The increase in retail gross margin of $38.8 million resulted from an increase in retail customer counts and to a lesser extent an increase in gross margin, both as discussed above. The $3.7 million decrease in wholesale gross margin primarily relates to decreased gross margin per gallon due to the impact of increased competitive pressures on the sales price per gallon, partially offset by increased volumes, both as discussed above.

Gross margin - other

Gross margin decreased $12.5 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Operating income

Operating income increased $4.6 million primarily due to a $35.1 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $10.0 million impairment of goodwill related to an immaterial reporting unit that was not repeated in the current period, partially offset by a $19.3 million increase in "Operating, general and administrative expense" primarily resulting from the increase in retail customer count, as discussed above, and a $12.5 million decrease in "Gross margin - other", as discussed above, and a $4.4 million increase in "Equipment lease expense". "Operating, general and administrative expense" increased primarily due to a $17.8 million increase in field personnel costs, a $6.7 million increase in general liability and worker compensation costs, a $2.9 million increase in vehicle fuel costs, and a $1.5 million pension settlement charge associated with the withdrawal from a multi-employer pension plan, partially offset by $9.8 million of costs incurred in the prior year period related to a business sold in fiscal 2018. Equipment lease expense increased due to continued investment in new propane delivery trucks to both serve our expanding customer base and to reduce the age of our fleet.

Adjusted EBITDA

Adjusted EBITDA increased $0.8 million primarily due to a $35.1 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, partially offset by a $17.4 million increase in "Operating, general and administrative expense" and a $12.5 million decrease in "Gross margin - other", as discussed above, and a $4.4 million increase in "Equipment lease expense". "Operating, general and administrative expense" increased primarily due to a $17.5 million increase in field personnel costs, a $6.7 million increase in general liability and worker compensation costs, and a $2.9 million increase in vehicle fuel costs, partially offset by $9.8 million of costs incurred in the prior year period related to a business sold in fiscal 2018.

Corporate and other operations

The following table summarizes the financial results of our corporate operations for the periods indicated. Prior period amounts also include results of our midstream operations.

(amounts in thousands)
Nine months ended April 30,	2019	2018	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	—	34,855	(34,855)	NM
Crude oil sold	—	3,412	(3,412)	NM
Salt water volume processed	—	14,552	(14,552)	NM

Revenues -
Crude oil logistics	$—	$50,727	$(50,727)	NM
Crude oil sales	—	198,283	(198,283)	NM
Other	—	11,620	(11,620)	NM
	$—	$260,630	$(260,630)	NM
Gross margin (a) -
Crude oil logistics	$—	$23,046	$(23,046)	NM
Crude oil sales	—	4,414	(4,414)	NM
Other	—	3,461	(3,461)	NM
	$—	$30,921	$(30,921)	NM

Operating, general, and administrative expenses	$42,041	$58,246	$(16,205)	(28)%
Equipment lease expense	1,001	1,622	(621)	(38)%

Operating loss	$(52,100)	$(103,771)	$51,671	(50)%
Depreciation and amortization expense	1,691	21,430	(19,739)	(92)%
Non-cash employee stock ownership plan compensation charge	4,688	10,731	(6,043)	(56)%
Loss on asset sales and disposals	2,679	42,663	(39,984)	(94)%
Legal fees and settlements	10,643	3,407	7,236	212%
Severance costs	910	1,305	(395)	(30)%
Unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments	—	1,293	(1,293)	NM
Adjusted EBITDA	$(31,489)	$(22,942)	$(8,547)	37%

NM - Not meaningful

(a)	Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.

In various dispositions that occurred during fiscal 2018, we sold our midstream businesses. Accordingly, much of the significant variances reported above result from the cessation of the midstream business by the end of fiscal 2018.

Operating loss

Operating loss decreased by $51.7 million during the nine months ended April 30, 2019 as compared to the nine months ended April 30, 2018. This decrease in operating loss was primarily due to the $53.6 million operating loss related to our midstream operations in fiscal 2018 and decreased corporate costs of $0.8 million.

Adjusted EBITDA

Adjusted EBITDA decreased $8.5 million primarily due to the $10.2 million in Adjusted EBITDA related to our midstream operations in fiscal 2018, partially offset by a $1.7 million decrease in corporate costs. Corporate costs decreased primarily due to a $0.6 million decrease in legal costs and a $0.4 million decrease in equipment lease expense.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, borrowings under our secured credit facility and our accounts receivable securitization facility and funds received from sales of debt and equity securities. As of April 30, 2019, our total liquidity was $292.3 million, which is comprised of $45.4 million in cash and $246.9 million of availability under our secured credit and accounts receivable securitization facilities. These sources of liquidity and short term capital resources are intended to fund our working capital requirements, letter of credit requirements, and acquisition and capital expenditures. Our access to long term capital resources, in order to address our leverage, may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

Financial Covenants

As more fully described in Item 2. Management’s Discussion and Analysis under the subheading “Financial Covenants” above, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations of these covenants, we continue to pursue a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to further reduce debt and interest expense, we will continue to be restricted from making distribution payments to our common unitholders.

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

As discussed above, no distributions will be paid to common unitholders in June 2019 for the three months ended April 30, 2019. Unless the indenture governing the outstanding notes is amended or replaced, or the Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in Item 2. Management’s Discuss and Analysis under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions paid to equity investors for the twelve months ended April 30, 2019 to the twelve months ended January 31, 2019 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	paid to
	to equity investors	by our General Partner	equity investors	DCF ratio
Nine months ended April 30, 2019	$60,090	$50,018	$10,072
For the year ended July 31, 2018	62,904	22,934	39,970
Less: Nine months ended April 30, 2018	103,829	73,930	29,899
Twelve months ended April 30, 2019	$19,165	$(978)	$20,143	0.95

Twelve months ended January 31, 2019	28,350	(1,708)	30,058	0.94
Change	$(9,185)	$730	$(9,915)	0.01
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions paid to equity investors.

For the twelve months ended April 30, 2019, distributable cash flow attributable to equity investors decreased $9.2 million compared to the twelve months ended January 31, 2019, primarily due to the purchase of new propane delivery trucks funded with cash on hand. Cash distributions paid to equity investors decreased by $9.9 million during that twelve month period, because no distributions have been made for the nine months ended April 30, 2019. Our distribution coverage ratio increased to 0.95 for the twelve months ended April 30, 2019, compared with 0.94 for the twelve months ended January 31, 2019. Cash reserves, which we utilize to meet future anticipated expenditures, decreased by $1.0 million during the twelve months ended April 30, 2019 compared to a decrease of $1.7 million in the twelve months ended January 31, 2019.

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

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $70.8 million for the nine months ended April 30, 2019, compared to net cash provided by operating activities of $78.3 million for the nine months ended April 30, 2018. This decrease in cash provided by operating activities was primarily due to a $22.9 million decrease in cash flow from operations, partially offset by an $8.2 million decrease in working capital requirements and a $7.1 million inflow associated with other assets and other liabilities.

The decrease in cash flow from operations is primarily due to an $8.3 million decrease in gross profit, as well as a net increase in "General and administrative expense" and "Equipment lease expense" of $6.1 million, and a $9.1 million increase in "Interest expense," due to increased interest rates on our secured credit facility.

The decrease in working capital requirements for the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018 was primarily due to a $13.7 million decrease in requirements for accounts receivable in our propane operations and related equipment sales segment due to declining propane prices in the current quarter, partially offset by increases in the volume of propane sold, and a $12.7 million decrease in accounts payable. These decreases were partially offset by a $12.4 million increase in requirements for other current liabilities due primarily to an increase in margin deposits paid by us during the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018, a $2.5 million increase in requirements for inventory due to decreases in inventory driven by increases in gallons sold, a $1.7 million increase in accrued interest expense and a $1.5 million increase in prepaid expenses and other current assets.

The operating partnership

Net cash provided by operating activities was $86.2 million for the nine months ended April 30, 2019, compared to net cash provided by operating activities of $93.9 million for the nine months ended April 30, 2018. This decrease in cash provided by operating activities was primarily due to a $23.1 million decrease in cash flow from operations, partially offset by a $7.9 million decrease in working capital requirements and a $7.4 million inflow associated with other assets and other liabilities.

The decrease in cash flow from operations is primarily due to an $8.3 million decrease in gross profit, as well as a net increase in "General and administrative expense" and "Equipment lease expense" of $6.2 million, and a $8.7 million increase in "Interest expense," due to increased interest rates on our secured credit facility.

The decrease in working capital requirements for the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018 was primarily due to a $13.7 million decrease in requirements for accounts receivable in our propane operations and related equipment sales segment due to declining propane prices in the current quarter partially offset by increases in the volume of propane sold, and a $12.7 million decrease in accounts payable. These decreases were partially offset by a $12.7 million increase in requirements for other current liabilities due primarily to a increase in margin deposits paid by us during the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018, a $2.5 million increase in requirements for inventory due to decreases in inventory driven by increases in gallons sold, a $1.7 million increase in accrued interest expense and a $1.6 million increase prepaid expenses and other current assets.

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

Net cash used in investing activities was $103.6 million for the nine months ended April 30, 2019, compared to net cash used in investing activities of $16.0 million for the nine months ended April 30, 2018. This increase in net cash used in investing activities is primarily due to a decrease of $55.4 million in "Proceeds from sale of assets" which is primarily due to the sale of our midstream rail cars during the three months ended April 30, 2018, as well as a $35.7 million increase in "Capital expenditures", partially offset by a $3.5 million decrease in "Business acquisitions, net of cash acquired".

The increase in "Capital expenditures" is primarily due to increases in both  maintenance capital expenditures and in growth capital expenditures, in our Propane operations and related equipment sales segment during the nine months ended April 30, 2019. The increase in maintenance capital expenditures is primarily related to the purchase of new propane delivery trucks funded through cash on hand, compared to the nine months ended April 30, 2018. Funding for these trucks has historically been secured through lease financing. The increase in growth capital expenditures is primarily due to the continued rise in the number of cylinders and cages purchased to support increases in tank exchange sales and selling locations, as well as the number of cylinders purchased for industrial and commercial forklift sales, and to a lesser extent, increases in growth capital expenditures related to the purchase of new propane delivery trucks.

The decrease in "Business acquisitions, net of cash acquired" is attributable to seven smaller acquisitions by our Propane operations and related equipment sales segment during the nine months ended April 30, 2019 compared to the four acquisitions completed during the nine months ended April 30, 2018.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $41.1 million for the nine months ended April 30, 2019, compared to net cash used in financing activities of $58.6 million for the nine months ended April 30, 2018. This decrease in cash flow used in financing activities was primarily due to a $51.4 million net reduction in short-term borrowings and a $19.6 million reduction in distributions, partially offset by a $23.6 million decrease in proceeds from long-term debt and a $31.0 million reduction in net proceeds from the accounts receivable securitization.

Distributions

During the three months ended October 31, 2018, Ferrellgas Partners paid a per unit distribution on all common units of $0.10 in connection with the distributions declared for the three month period ended July 31, 2018. No distribution on common units was made for the three month periods ended October 31, 2018, January 31, 2019, or for the three month period ended April 30, 2019.

Total distributions paid to common unitholders during the nine months ended April 30, 2019, including the related general partner distributions, was $9.8 million. As discussed above, no distribution on common units was made in December 2018 or March 2019, and will not be made in June 2019 for the nine months ended April 30, 2019 or for any future quarterly period until Ferrellgas Partners’ fixed charge coverage ratio is at least 1.75x, or the indenture governing the notes of Ferrellgas Partners is amended or replaced.

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

As of April 30, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at a rate of 8.26%, which was classified as long-term debt, and no borrowings under the Revolving Facility. As of April 30, 2019, Ferrellgas had available borrowing capacity under the Revolving Facility of $197.9 million. As of July 31, 2018, the operating partnership had borrowings of $275.0 million under the Term Loan at a rate of 7.86%, which was classified as long-term debt, and $32.8 million under the Revolving Facility at a rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas had available borrowing capacity under its Revolving Facility of $159.3 million.

Letters of credit outstanding at April 30, 2019 totaled $102.1 million and were used to secure insurance arrangements, product purchases, and commodity hedges. At April 30, 2019, we had remaining letter of credit capacity of $22.9 million.

On June 6, 2019, Ferrellgas, L.P. entered into an amendment to the agreement governing its Senior Secured Credit Facility. Among other matters, the amendment updated the calculation of the fixed charge coverage ratio for purposes of the fixed charge coverage ratio in the agreement to exclude certain maintenance capital expenditures related to the purchase of new propane delivery trucks which have historically been leased. The amendment provides that up to a specified amount of such maintenance capital expenditures will not be deducted from consolidated EBITDA for purposes of the calculation. The operating partnership was in compliance with the fixed charge coverage ratio covenant, as amended, as of April 30, 2019. A copy of the amendment has been filed as Exhibit 10.31 to this Quarterly Report on Form 10-Q.

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

Cash flows from our accounts receivable securitization facility decreased $31.0 million, as we received net funding of $4.0 million from this facility during the nine months ended April 30, 2019 as compared to receiving net funding of $35.0 million from this facility during the nine months ended April 30, 2018.

Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of April 30, 2019, we had received cash proceeds of $62.0 million related to the securitization of our trade accounts receivable, with $49.0 million remaining capacity to receive additional proceeds. As of April 30, 2019, the weighted average interest rate was 5.9%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $25.6 million and $45.5 million during the nine months ended April 30, 2019 and 2018, respectively. The operating partnership will make a distribution of $15.4 million to Ferrellgas Partners L.P. and $0.2 million to the general partner on June 15, 2019 related to the three month period ended April 30, 2019.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $212.5 million for the nine months ended April 30, 2019, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

		Distributions
	Common unit	(in thousands)
	ownership at	paid during the nine months ended
	April 30, 2019	April 30, 2019
Ferrell Companies (1)	22,529,361	$2,253
FCI Trading Corp. (2)	195,686	20
Ferrell Propane, Inc. (3)	51,204	5
James E. Ferrell (4)	4,763,475	476

(1)

Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at April 30, 2019.

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

During the nine months ended April 30, 2019, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.4 million.

As discussed previously, Ferrellgas Partners was not in compliance with the consolidated fixed charge coverage ratio under its note indenture, and thus was unable to make restricted payments, including distributions to unitholders after September 2018.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2019. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2019 and July 31, 2018, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $9.2 million and $13.7 million as of April 30, 2019 and July 31, 2018, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At April 30, 2019, we had a total of $337.0 million in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $3.4 million for the twelve months ending April 30, 2019. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2019, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) or Rule 15d‑15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named, along with several former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. The lawsuits, the first of which was filed on October 6, 2016 in the Southern District of New York, seek unspecified compensatory damages. Derivative lawsuits with similar allegations have been filed naming Ferrellgas and several current and former officers and directors as defendants. On April 2, 2018, the securities class action lawsuits were dismissed with prejudice. On April 30, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On April 24, 2019 the United States Court of Appeals for the Second Circuit affirmed the judgment of the Southern District Court dismissing the class action lawsuits with prejudice. At this time the derivative lawsuits remain stayed by agreement. We believe that we have defenses and will vigorously defend these cases. We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuits or the derivative actions.

We and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), then named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that we transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone under the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas. We believe that we and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS on the contract claim. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, we believe that the amount of such damage claims, if ultimately owed to Eddystone, could be material. We intend to vigorously defend this claim. On August 24, 2017, we filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, we entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. The lawsuit is in the discovery stage; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10‑K for fiscal 2018.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

On June 6, 2019, Ferrellgas, L.P. entered into an amendment to the agreement governing its Senior Secured Credit Facility. Among other matters, the amendment updated the calculation of the fixed charge coverage ratio for purposes of the fixed charge coverage ratio in the agreement to exclude certain maintenance capital expenditures related to the purchase of new propane delivery trucks which have historically been leased. The amendment provides that up to a specified amount of such maintenance capital expenditures will not be deducted from consolidated EBITDA for purposes of the calculation. The operating partnership was in compliance with the fixed charge coverage ratio covenant, as amended, as of April 30, 2019. A copy of the amendment has been filed as Exhibit 10.31 to this Quarterly Report on Form 10-Q.

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

# 10.29

Separation Agreement and release dated December 1, 2018 by and between Doran Schwartz and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q filed March 8, 2019.

# 10.30

Separation Agreement and release dated December 1, 2018 by and between Trenton D. Hampton and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q filed March 8, 2019.

* 10.31

First Amendment to Financing Agreement, dated as of June 6, 2019, by and among Ferrellgas, L.P., Ferrellgas, Inc., as the general partner of Ferrellgas, L.P., certain subsidiaries of Ferrellgas, L.P., as guarantors, the lenders party thereto, and TPG Specialty Lending, Inc., as collateral agent.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 10, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger

Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 10, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger
Interim Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 10, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger
Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 10, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger
Interim Chief Financial Officer and Sole Director