Form 10-K
period 2019-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2019-10-15
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001‑11331, 333‑06693‑02, 000‑50182 and 000‑50183

Ferrellgas Partners, L.P.

Ferrellgas Partners Finance Corp.

Ferrellgas, L.P.

Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware (States or other jurisdictions of incorporation or organization)	43‑1698480 43‑1742520 43‑1698481 14‑1866671 (I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, Kansas (Address of principal executive office)	66210 (Zip Code)

Registrants’ telephone number, including area code:

(913) 661‑1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Units of Ferrellgas Partners, L.P.	FGP	New York Stock Exchange

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2019, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $90,739,225. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2019, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	97,152,665	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10‑K AND ARE THEREFORE, FILING THIS FORM 10‑K WITH THE REDUCED DISCLOSURE FORMAT WITH RESPECT TO EACH SUCH REGISTRANT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the fiscal year ended July 31, 2019

FORM 10‑K ANNUAL REPORT

			Page
PART I			3
ITEM	1.	BUSINESS	5
ITEM	1A.	RISK FACTORS	14
ITEM	1B.	UNRESOLVED STAFF COMMENTS	41
ITEM	2.	PROPERTIES	41
ITEM	3.	LEGAL PROCEEDINGS	42
ITEM	4.	MINE SAFETY DISCLOSURES	43
PART II			44
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	44
ITEM	6.	SELECTED FINANCIAL DATA	46
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	52
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	84
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	85
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	86
ITEM	9A.	CONTROLS AND PROCEDURES	86
ITEM	9B.	OTHER INFORMATION	88
PART III			88
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	88
ITEM	11.	EXECUTIVE COMPENSATION	94
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	104
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	105
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	107
PART IV			108
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	108
ITEM	16.	FORM 10-K SUMMARY	E-8

PART I

Introductory Statement

In this Annual Report on Form 10‑K, unless the context indicates otherwise:

•

“us,” “we,” “our,” “ours,” “consolidated,” or “Ferrellgas” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
•	our “general partner” refers to Ferrellgas, Inc.;
•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
•	“unitholders” refers to holders of common units of Ferrellgas Partners;
•	“Board of Directors” or “Board” refer to the board of directors of our general partner, except where the context indicates otherwise;
•	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
•

“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;

•

“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
•	“Jamex” refers to Jamex Marketing, LLC
•	“Notes” refers to the notes of the consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable; and
•

“fiscal 2019” means the fiscal year ended July 31, 2019, “fiscal 2018” means the fiscal year ended July 31, 2018, “fiscal 2017” means the fiscal year ended July 31, 2017, “fiscal 2016” means the fiscal year ended July 31, 2016, and “fiscal 2015” means the fiscal year ended July 31, 2015.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	the effect of weather conditions on the demand for propane;
•	the prices of wholesale propane, motor fuel and crude oil;
•	disruptions to the supply of propane;
•	competition from other industry participants and other energy sources;
•	energy efficiency and technology advances;
•	adverse changes in our relationships with our national tank exchange customers;
•	significant delays in the collection of accounts or notes receivable;
•	customer, counterparty, supplier or vendor defaults;
•	changes in demand for, and production of, hydrocarbon products;
•	disruptions to railroad operations on the railroads we use;
•	increased trucking and rail regulations;
•	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
•	our inability to complete acquisitions or to successfully integrate acquired operations;
•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
•	the impact of pending and future legal proceedings;
•	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber attack;
•	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
•	economic and political instability, particularly in areas of the world tied to the energy industry;
•	disruptions in the capital and credit markets;

•	access to available capital to meet our operating requirements up to and including the refinancing of maturing debt instruments; and
•	the impact of the inclusion in the report of our auditor of an “emphasis of matter” paragraph regarding substantial doubt as to our ability to continue as a going concern.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Annual Report on Form 10‑K.

ITEM 1.    BUSINESS.

Overview

Ferrellgas Partners, L.P. is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in the retail distribution of propane and related equipment sales.

Our common units are listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “FGP”, and our activities are primarily conducted through our operating partnership, Ferrellgas, L.P., a Delaware limited partnership. We are the sole limited partner of Ferrellgas, L.P. with an approximate 99% limited partner interest.

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

Our general partner performs all management functions for us and holds an approximate 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, currently beneficially owns approximately 23.4% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

Segments

For financial information regarding our reportable segment, see Note Q – Segment reporting in Ferrellgas Partners’ consolidated financial statements and Note P – Segment reporting in the operating partnership’s consolidated financial statements included in this annual report.

As a result of the sale of substantially all of our remaining Midstream operations during the second half of fiscal 2018, we report one operating segment, Propane operations and related equipment sales, effective July 31, 2018.

Business Segment

Our activities in fiscal 2019 and fiscal 2018 were operated through the Propane operations and related equipment sales reporting segment as presented in the accompanying financial statements and management’s discussion and analysis. During fiscal 2018, we sold nearly all of our Midstream operations, which was a reportable segment until July 2018. The historical results of Midstream operations will be presented in this report within Corporate and other in the accompanying financial statements and management’s discussion and analysis.

Propane operations and related equipment sales

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2019 and a leading national provider of propane by portable tank exchange.

We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated primarily through a network of partnership-owned distribution outlets and to a lesser extent through independently-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural while our market areas for our industrial/commercial and portable tank exchange customers are generally urban.

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

As of July 31, 2019, approximately 69% of our residential customers utilize our equipment, while the remainder own their tanks. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Propane
sales volumes
Fiscal year ended	(in millions)
July 31, 2019	905
July 31, 2018	877
July 31, 2017	791

In fiscal 2019,  no one customer accounted for 10% or more of our consolidated revenues.

We utilize marketing programs targeting both new and existing customers by emphasizing:

•	our efficiency in delivering propane to customers;
•	our employee training and safety programs;
•	our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and
•	our national distributor network for our commercial and portable tank exchange customers.

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

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We define “normal” temperatures based on a 10‑year average of information published by the National Oceanic and Atmospheric Administration. Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

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

Our risk management activities may include the use of financial derivative instruments including, but not limited to, futures, swaps, and options to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments primarily with brokers who are clearing members with the Intercontinental Exchange or the Chicago Mercantile Exchange and, to a lesser extent, directly with third parties in the over-the-counter market. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within accounting principles generally accepted in the United States (“GAAP”) and are therefore not recorded on our financial statements until settled.

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2019,  seven suppliers accounted for approximately 62% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold – propane and other gas liquids sales” in our consolidated statement of operations.

A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on spot market prices. In order to limit overall price risk, we will enter into fixed price over‑the-counter propane forward and/or swap contracts that generally have terms of less than 36 months. We may also use options to hedge a portion of our forecasted purchases, which generally do not exceed 36 months in the future. Executing our price risk management strategy includes regularly issuing letters of credit and posting cash collateral.

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

Propane has historically been less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in the parts of the country where propane is less expensive than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. Residential propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, we may be unable to expand our retail customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price. Sustained low propane prices have begun to change that dynamic, causing fuel oil customers to convert to propane.

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2019, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 896 propane distribution locations in the United States as of July 31, 2019 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 71 service centers and 896 service units as of July 31, 2019. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

With respect to the sale and distribution of propane, we are subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) under its Hazard Communication Standard (“HCS”), which requires preparation and maintenance of material safety data sheets, hazard labeling on products, and other worker protections. In 2012, OSHA promulgated new hazard communications requirements designed to align US HCS standards with those of other countries under a Globally Harmonized System (“GHS”). These hazard labeling and communication changes, which took effect in June 2015, required us and other propane manufacturers and distributors to revise and update our consumer and compliance materials.

With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of flammable materials and are administered by the United States Department of Transportation (“DOT”). The National Fire Protection Association Pamphlet No. 58 establishes a national standard for the safe handling and storage of propane. Those rules and procedures have been adopted by us and serve as the industry standard by the states in which we operate.

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

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 30, 2019, our general partner had 4,191 full-time employees.

Our general partner’s employees consisted of individuals in the following areas:

Propane field operations	3,811
Centralized corporate functions	380
Total	4,191

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

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks and service marks are an important part of our consistent growth in the tank exchange category. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design®, Drop, Swap and Go®, Take-A-Tank, and It’s Not Just Propane. It’s Blue Rhino®.

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets, no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership are potentially able to invest in debt securities of Ferrellgas Partners because Ferrellgas Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented in this Annual Report on Form 10‑K. See Note B – Contingencies and Commitments – to Ferrellgas Partners Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-issuer and co-obligor.

Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets, no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership are potentially able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented in this Annual Report on Form 10‑K. See Note B – Contingencies and commitments – to Ferrellgas Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Finance Corp. is serving as a co-issuer and co-obligor.

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

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. Our SEC filings are also available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Annual Report on Form 10‑K are for informational purposes only and are not intended to be hyperlinks. No information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

ITEM 1A.   RISK FACTORS.

Risks Related to our Business and Industry

Weather conditions, including warm winters, dry or warm weather in the harvest season and poor weather in the grilling season,  may reduce the demand for propane, which could have a material adverse effect on our results of operations, cash flows, financial condition or liquidity.

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2019,  approximately 56% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance or condition. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our financial performance or condition. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

Furthermore, increasing concentrations of greenhouse gases (“GHG”), such as carbon dioxide, in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as volatility in seasonal temperatures and increased frequency and severity of storms, floods and other climatic events. To the extent weather conditions are affected by climate change or demand is  impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes, leading either to increased investment or decreased revenues.

Sudden and sharp increases in wholesale propane prices may not be completely passed on to our customers, especially those with which we have contracted pricing arrangements. These contracted pricing arrangements will adversely affect our profit margins if they are not immediately hedged with an offsetting propane purchase commitment and wholesale propane prices do increase.

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

We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. A certain percentage of these arrangements are hedged with an offsetting propane purchase commitment.

The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to partially correlate with crude oil and natural gas prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting and selling of propane. However, sudden and sharp increases in wholesale propane prices cannot be passed on to customers with which we have contracted pricing arrangements. Therefore, we are exposed to the risk of increased wholesale propane prices and reduced profit margins on the percentage of our contractual commitments that are not immediately hedged with an offsetting propane purchase commitment.

Sudden and sharp decreases in wholesale propane prices may result in our customers’ not fulfilling their obligations under contracted pricing arrangements previously entered into with us. The decreased sales volumes under these higher sales price arrangements may adversely affect our profit margins.

We attempt to lock-in a gross margin per gallon on a percentage of our contracted sales commitments by hedging or entering into a fixed price propane purchase contract. If we were to experience sudden and sharp propane price decreases, our customers may not fulfill their obligations to purchase propane from us at their previously contracted price per gallon, and we may not be able to sell the related hedged or fixed price propane at a profitable sales price per gallon in the then-current pricing environment.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

Through our supply procurement activities, we purchased approximately 62% of our propane from seven suppliers during fiscal 2019. During extended periods of colder-than-normal weather, these suppliers or other suppliers in one or more of the areas in which we operate could temporarily run out of propane, necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted, certain suppliers were to default or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

Our failure or our counterparties’ failure to perform on obligations under commodity derivative and financial derivative contracts could materially affect our liquidity, cash flows and results of operations.

Volatility in the oil and gas commodities sector for an extended period of time or intense volatility in the near term could impair us or our counterparties’ ability to meet margin calls, which could cause us or our counterparties to default on commodity and financial derivative contracts. This could have a material adverse effect on our financial position or liquidity or on our ability to procure product at acceptable prices or at all and could increase our costs to procure product.

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

Hurricanes and other natural disasters can potentially destroy numerous business structures and homes and, if occurring in the Gulf Coast region of the United States, could disrupt the supply chain for oil and gas products. Disruptions in supply could have a material adverse effect on our business, financial condition, results of operations and cash flow. Damage and higher prices caused by hurricanes and other natural disasters could also have an adverse effect on our financial condition due to the impact on the financial condition of our customers.

To the extent the frequency or magnitude of significant weather events and natural disasters increases, the resulting increase in disruptions also could have adverse impacts on our business on both the supply and demand side and therefore adversely affect our results of operations and financial condition.

The propane distribution business is highly competitive, and competition may negatively affect our sales volumes and therefore our results of operations, cash flows, financial condition and liquidity.

Our profitability is affected by the competition for customers among all of the participants in the propane distribution business. We compete with a number of large national and regional firms and several thousand small independent firms. Because of the relatively low barriers to entry into the propane market, there is the potential for small independent propane distributors, as well as other companies not previously engaged in propane distribution, to compete with us. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution. As a result, we are subject to the risk of additional competition in the future. Some of our competitors may have greater financial resources or lower costs than we do. Should a competitor attempt to increase market share by reducing prices, our operating margins and customer base may be negatively impacted. Generally, warmer-than-normal weather and increasing wholesale fuel prices further intensify competition.

The propane distribution industry is a mature one, which may limit our growth.

The propane distribution industry is a mature one. We foresee no growth or a small decline in total national demand for propane in the near future. Year-to-year industry volumes are primarily impacted by fluctuations in temperatures and economic conditions. Our ability to grow our sales volumes within the propane distribution industry is primarily dependent upon our ability to acquire other propane distributors and integrate those acquisitions into our operations and upon the success of our marketing efforts to acquire new customers organically. If we are unable to compete effectively in the propane distribution business, we may lose existing customers or fail to acquire new customers.

We may not be successful in making acquisitions, and any acquisitions we make may not result in achievement of our anticipated results. In either case, this failure would potentially limit our growth, limit our ability to compete and impair our results of operations and financial condition.

We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional common units or other securities. We have substantial competition for acquisitions, and, although we believe there are numerous potential large and small acquisition candidates in our industry, there can be no assurance that:

•	we will be able to make any acquisitions on favorable terms or at all;
•

we will not assume or become subject to known or unknown liabilities, including environmental liabilities, or that we will be protected against any such liabilities by indemnification from the sellers or insurance;

•	we will be able to successfully integrate acquired operations or achieve any expected cost savings or other synergies;
•	any acquisitions made will not be dilutive to our earnings and distributions;
•	we will not have unforeseen difficulties operating in new geographic areas or in new business segments;
•	management’s and employees’ attention will not be diverted from other business concerns;
•	we will not suffer customer or key employee loss from the acquired businesses;
•	any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders; or
•

any additional debt we incur to finance an acquisition will not affect the operating partnership’s ability to make distributions to Ferrellgas Partners or service the operating partnership’s existing debt.

The propane distribution business faces competition from other energy sources, which may reduce the existing demand for our propane.

Propane competes with other sources of energy, some of which can be less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. The convenience and efficiency of electricity makes it an attractive energy source for consumers and developers of new homes. Electricity is a major competitor of propane, but propane has historically enjoyed a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist, because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. Although the expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems, the gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in areas that were previously dependent upon propane. As long as natural gas remains a less expensive energy source than propane, our business will lose customers in each region in which natural gas distribution systems are expanded. The gradual expansion of the nation’s natural gas distribution systems has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets.

The U.S. Environmental Protection Agency (the “EPA”) has determined that carbon dioxide and other GHGs are regulated pollutants under the Clean Air Act. As a result of this determination, in August 2015 the EPA announced its Clean Power Plan rule, which requires states to submit plans for the reduction of GHG emissions from power plants. The Clean Power Plan was anticipated to result in a shift away from coal-based sources of energy to natural gas and renewables. Upon publication of the Clean Power Plan rule in October 2015, more than two dozen States as well as industry and labor groups challenged the rule in the U.S. Court of Appeals for the D.C. Circuit. On February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan rule while legal challenges to the rule proceed. However, in August 2018, the EPA announced its proposal to replace the Clean Power Plan rule with the Affordable Clean Energy rule. Under the Affordable Clean Energy rule, coal-fired power plants would be required to make efficiency improvements to reduce their GHG emissions, but it generally scaled back the obligations under the Clean Power Plan and allows individual states greater authority to make their own plans for regulating GHG emissions from coal-fired power plants. On June 19, 2019, the EPA issued the final Affordable Clean Energy rule. On July 8, 2019, two health advocate groups filed a petition for review in the U.S. Court of Appeals for the D.C. Circuit claiming that the rule is inadequate. The outcome of the pending litigation and its impact on our business is therefore uncertain. Although this rule may increase demand for natural gas, other regulations governing drilling for natural gas may make natural gas extraction more expensive.  Accordingly, the resulting impact on demand for propane and our business is uncertain and may change as implementation of the rule moves forward. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change.

There continues to be concern, both nationally and internationally, about climate change and the contribution of GHG emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. In recent years, there has been an increase in state initiatives aimed at regulating GHG emissions. For example, the California Environmental Protection Agency established a Cap-and-Trade program that requires certain covered entities, including propane distribution companies, to purchase allowances to compensate for the GHG emissions created by their business operations or obtain qualifying offset credits. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.

Energy efficiency and technology advances may reduce demand for propane, and increases in propane prices may cause our residential customers to increase their conservation efforts.

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

Deteriorating regional and global economic conditions, U.S. sanctions on Iran oil exports and conflict, unrest and economic instability in oil producing countries and regions may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is most likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may:

•	impair our ability to effectively market or acquire propane; or
•	impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

The revenues we receive from our portable tank exchange operations are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

A majority of the propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce,  terminate, or require price reductions or other adverse modifications or concessions in our selling terms, our results from our delivery of propane from portable tank exchanges may decline. For fiscal 2019, four retailers represented approximately 55% of our portable tank exchange net revenues. None of our significant retail accounts associated with portable tank exchanges are contractually bound to offer portable tank exchange service or products or to use us for delivery of propane by portable exchange. Additionally, we compete with a number of large national and regional firms that may be capable of providing services and products at a similar scale for our significant retail accounts.

Consequently, any of those retailers could choose at any time to reduce materially or terminate its business with us, use one or more of our competitors for delivery of propane by portable tank exchange or related propane products or cease to provide portable tank exchanges services or products at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers.

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

Potential retail partners may not be able to obtain necessary permits or may be substantially delayed in obtaining necessary permits, which could adversely affect our ability to increase our delivery of propane by portable tank exchange to new retail locations.

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

We are subject to operating and litigation risks, and related costs or liabilities may not be covered by insurance.

We are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane. These operations face an inherent risk of exposure to general liability claims in the event that they result in injury or destruction of property. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in our industry or in the energy industry generally may cease to do so or substantially increase premiums. Although we maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

A significant increase in motor fuel prices may adversely affect our profits.

Motor fuel is a significant operating expense for us in connection with the purchase and delivery of propane to our customers. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil, gas, and refined fuels, actions by oil and gas producers, actions by motor fuel refiners, conflict, unrest or economic instability in oil producing countries and regions, regional production patterns and weather conditions. We may not be able to pass any increases in motor fuel prices on to our customers. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

Rail transportation of propane gas has inherent operating risks.

Our operations include transporting propane gas on rail cars. Such cargo is at risk of being damaged or lost because of events such as derailment, inclement weather, mechanical failures, grounding or collision, fire, explosion, environmental accidents, terrorism and political instability. Such occurrences could result in death or injury to persons, loss of property, environmental damage, delays in the delivery of cargo, loss of revenues, termination of contracts, governmental fines, penalties or restrictions on conducting business, higher insurance rates and damage to our reputation and customer relationships generally. Any of these circumstances or events could increase our costs or lower our revenues.

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

The efficient execution of our business is dependent upon the proper functioning of our internal systems, and we depend on our management information systems  to process orders, manage inventory, manage accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering propane on a timely basis. In addition, our staff of management information systems professionals relies heavily on the support of several key personnel and vendors. Any disruption in the operation of those management information systems, including a cyber-security breach or loss of employees knowledgeable about the operation of such systems, termination of our relationship with one or more of these key vendors or failure to continue to modify and upgrade such systems effectively as our business expands could negatively affect our business.

We may incur significant costs in order to comply with environmental, health and safety laws and regulations, and any failure to comply with such laws and regulations could result in significant penalties or other liabilities or costs.

Our operations are subject to stringent federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to protection of the environment or human health and safety. Compliance with current and future environmental laws and regulations may increase our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities, and even the issuance of injunctions that may restrict or prohibit some or all of our operations. Environmental, health and safety laws and regulations are subject to change, resulting in potentially more stringent requirements, and we cannot provide any assurance that the cost of compliance with current and future laws and regulations or the consequences of any failure to comply will not have a material adverse effect on our results of operations or financial condition.

James Ballengee owes us approximately $18.3 million under a promissory note, which may not be fully collected.

On September 1, 2016, we entered into a Secured Promissory Note with Jamex Marketing, LLC (“Jamex”) pursuant to which Jamex agreed to pay us a principal amount of $49.5 million plus interest, which principal amount was due over time pursuant to an amortization schedule and with a final maturity date of December 17, 2021. Jamex’s obligations under the Secured Promissory Note were fully guaranteed by certain subsidiaries and affiliates of Jamex, and were partially guaranteed (up to a maximum of $20 million) by James Ballengee, the individual owner of Jamex, and another entity owned by Mr. Ballengee. The Secured Promissory Note obligations of Jamex and those other fully guaranteeing entities were secured by certain assets owned by those entities, actively traded marketable securities and cash, which were held in a controlled account and were subject to seizure by us in the event of default.

On June 25, 2018, we and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, terminated and cancelled the Secured Promissory Note and other related agreements. In connection with the termination and cancellation of such agreements, (1) Mr. Ballengee and Jamex paid Bridger (then one of our subsidiaries) $16.3 million towards the remaining balance due under the Secured Promissory Note and Mr. Ballengee executed a new unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “New Promissory Note”), (2) Bacchus, a company controlled by Mr. Ballengee, executed a guaranty agreement to guarantee Mr. Ballengee’s obligations under the New Promissory Note, (3) we agreed to dismiss without prejudice certain indemnification claims against Jamex and any affiliates of Jamex related to the Eddystone litigation and to toll the statute of limitations with respect thereto, and to dismiss with prejudice the tortious interference claim asserted by us against Mr. Ballengee related to the Eddystone litigation, and (4) Mr. Ballengee agreed to dismiss with prejudice, or cause to be dismissed, all counterclaims by him or his affiliates, as the case may be, with respect to such actions.

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

Risks Inherent in an Investment in our Common Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements

We are currently prohibited from making cash distributions to our unitholders by the terms of the indenture governing the outstanding notes of Ferrellgas Partners and, accordingly, do not anticipate making such cash distributions in the foreseeable future.  A variety other factors may limit our ability to pay cash distributions to our unitholders.

Although the partnership agreements of Ferrellgas Partners and the operating partnership require those entities to distribute all of their “available cash” to the holders of their equity interests, because of restrictions in the indenture governing the outstanding notes of Ferrellgas Partners, we have not paid any cash distributions to our unitholders since the distribution paid in the first quarter of fiscal 2019 for the three months ended July 31, 2018, we are currently prohibited from paying cash distributions to our unitholders and we do not anticipate making any such cash distributions in the foreseeable future.

The indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units.  Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2019, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.33x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018 while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended July 31, 2019, and, unless this indenture is amended or replaced or Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions.

Even if Ferrellgas Partners were not prohibited by its indenture from paying cash distributions to unitholders, a variety of other factors may limit its ability to pay such distributions, and we cannot provide any assurance as to when or in what amounts, if any, Ferrellgas will be able to pay such distributions.  These other factors include limitations on the ability of the operating partnership to make distributions to Ferrellgas Partners under the terms of the operating partnership’s debt agreements and other factors described more fully in the risk factors below, as well as the actual amounts of our available cash. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. The actual amounts of available cash will depend upon numerous factors, including:

"	cash flow generated by operations;
"	weather in our areas of operation;
"	borrowing capacity under our Senior Secured Credit Facility (as defined below);
"	principal and interest payments made on our debt;
"	the costs of acquisitions, including related debt service payments;
"	restrictions contained in debt instruments;
"	issuances of debt and equity securities;
"	fluctuations in working capital;
"	capital expenditures;
"	adjustments in reserves made by our general partner in its discretion;
"	prevailing economic conditions; and
"	financial, business and other factors, a number of which will be beyond our control.

Cash distributions are dependent primarily on cash flow, including from reserves and, subject to limitations, working capital borrowings and, as noted above, are subject to restrictive covenants in the indentures governing the outstanding notes of Ferrellgas Partners and the operating partnership. Cash distributions are not dependent on profitability (as defined under financial reporting rules), which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

The financing agreement governing our Senior Secured Credit Facility and the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make distributions to Ferrellgas Partners. If the operating partnership is unable to make distributions to Ferrellgas Partners because of these restrictive covenants, Ferrellgas Partners would be unable to make distributions to its common unitholders or pay interest on its outstanding notes.

The financing agreement governing our senior secured credit facility (the “Senior Secured Credit Facility”) allows the operating partnership to make distributions to Ferrellgas Partners to pay interest on its senior notes due 2020 if no default exists under the Senior Secured Credit Facility, all of the representations and warranties under the financing agreement are true, the operating partnership is in pro forma compliance with its financial covenants after giving effect to the distributions, and, after giving effect to the payment, unrestricted cash plus availability under the Senior Secured Credit Facility is at least (1) $70 million in the fiscal quarter ending October 31, (2) $35 million in the fiscal quarter ending January 31, (3) $55 million in the fiscal quarter ending April 30 and (4) $100 million in the fiscal quarter ending July 31.

The financing agreement also allows the operating partnership to make other distributions to Ferrellgas Partners in an amount not to exceed the greater of (A) $10 million a fiscal quarter and (B) available cash for a fiscal quarter, so long as, (1) in the case of available cash, the ratio of total funded debt and letters of credit at the end of the prior fiscal quarter to EBITDA with certain adjustments for the four quarters ending at the end of the prior fiscal quarter, on a pro forma basis after giving effect to the distribution, is less than 7.25 in fiscal year 2019, 6.75 in fiscal year 2020 and 6.25 in any fiscal year thereafter and (2) in the case of any distribution, so long as no default exists under the financing agreement, all of the representations and warranties under the financing agreement are true, the operating partnership is in pro forma compliance with its financial covenants after giving effect to the distributions, and, after giving effect to the payment, unrestricted cash plus availability under the Senior Secured Credit Facility is at least (a) $70 million in the fiscal quarter ending October 31, (b) $35 million in the fiscal quarter ending January 31, (c) $55 million in the fiscal quarter ending April 30 and (d) $100 million in the fiscal quarter ending July 31.

The financial covenants referenced above are (1) a minimum ratio of (a) EBITDA with certain adjustments less non-acquisition capital expenditures with certain adjustments to (b) interest expense, partnership distributions, cash taxes, and scheduled principal payments (other than payments due at maturity) for any four fiscal quarter period of 1.00 to 1.00 and (2) a maximum ratio of (a) total secured debt and letters of credit at the end of any fiscal quarter to (b) EBITDA with certain adjustments for the four fiscal quarter period then ending of 3.00 to 1.00.

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2019, the operating partnership’s consolidated fixed charge coverage ratio was 1.67x.

If the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. Because the operating partnership’s consolidated fixed charge coverage ratio was below 1.75x as of April 30, 2019, the distribution made by the operating partnership on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 was made from capacity under the limited exception to the ratio requirement.

Although the operating partnership believes that its remaining capacity under the limited exception to the ratio requirement under the operating partnership’s indentures, and its ability to comply with the limitations on distributions under our Senior Secured Credit Facility, will allow it to make distributions to Ferrellgas Partners’ to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through the maturity of those notes, the restrictions in the operating partnership’s debt agreements may prevent the operating partnership from making distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Ferrellgas Partners or the operating partnership may be unable to refinance their indebtedness at or prior to maturity or pay that indebtedness if it becomes due earlier than scheduled.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.  Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020 that are classified as current in the consolidated financial statements. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Recognizing the elements that would be necessary to effectively restructure, refinance or otherwise the Partnership’s balance sheet is uncertain, we believe such uncertainty raises substantial doubt about it’s ability to continue as a going concern.  Ferrellgas has engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist with the execution of our strategy to reduce our outstanding debt and address our upcoming debt maturities. The successful outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain.

If Ferrellgas Partners or the operating partnership are unable to meet their debt service obligations or other financial obligations, they could be forced to:

"	restructure or refinance their indebtedness;
"	enter into other necessary financial transactions;
"	once distributions are permitted, reduce or suspend Ferrellgas Partners’ distributions;
"	seek additional equity capital; or
"	sell their assets.

They may then be unable to obtain such financing or capital or sell their assets on satisfactory terms, if at all. Their failure to make payments, whether after acceleration of the due date of that indebtedness or otherwise, or our failure to refinance the indebtedness would impair their operating capacity and cash flows.

Our substantial debt and other financial obligations could impair our financial condition and our ability to satisfy our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2019:

•	we had total indebtedness of approximately $2.2 billion;
•	we had partners’ deficit of approximately $1.1 billion;
•	we had total potential availability under our Senior Secured Credit Facility of approximately $155.1 million; and
•

we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $161.8 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $33.1 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2020 to 2029 that bear interest at rates ranging from 6.5% to 10.7%. Borrowings under our Senior Secured Credit Facility classified as “Current portion of long-term debt” of $275.0 million currently bear an interest rate of 8.2%. As of July 31, 2019, the long-term obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•

$634.1 million – 2020  (includes the $275 million Senior Secured Credit Facility term loan maturing in 2023, but classified as current. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent developments” for additional discussion of the reclassification of the term loan from long-term to current.);

•	$501.8 million - 2021;
•	$476.2 million - 2022;
•	$500.8 million - 2023;
•	$0.3 million – 2024; and
•	$0.5 million - thereafter.

All of the indebtedness and other obligations described above are obligations of the operating partnership except for $357.0 million aggregate principal amount  of unsecured senior notes due June 15, 2020 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

Subject to the restrictions in the agreements governing the operating partnership’s indebtedness and other financial obligations and the indenture governing Ferrellgas Partners’ and Ferrellgas Partners’ Finance Corp.’s outstanding senior notes due 2020, we may incur significant additional indebtedness and other financial obligations, which may be secured and/or structurally senior to any debt securities we may issue.

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

•

require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, including issuing letters of credit and posting cash collateral, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures and other general partnership requirements;

•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; including, but not limited to, the divestiture or acquisition of assets of the operating partnership; and

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

Our breach of any of these covenants or the operating partnership’s failure to meet any of these ratios or conditions could result in a default under the terms of the relevant indebtedness, which could cause such indebtedness or other financial obligations, and by reason of any cross-default provisions that may exist, any of Ferrellgas Partners’ or the operating partnership’s other existing or future debt, to become immediately due and payable. If we were unable to repay those amounts, the lenders or noteholders could initiate a bankruptcy proceeding or liquidation proceeding or, in the case of secured debt, proceed against their collateral in accordance with state law and the rights granted under the relevant debt agreements. If our lenders or noteholders accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations, including our outstanding notes and any future debt securities.

In addition to the foregoing discussion, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent developments” for a discussion of a disagreement with the administrative agent under our Senior Secured Credit Facility and related reclassification of the $275 million term loan under the Senior Secured Credit Facility from long-term to current.

The agreements governing the indebtedness of Ferrellgas Partners and the operating partnership contain important exceptions to the covenants that restrict our ability to sell assets and we may utilize such exceptions.

The financing agreement governing our Senior Secured Credit Facility, the indentures governing the outstanding notes of the operating partnership and the indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 contain important exceptions to the covenants that restrict our ability to sell assets. We may utilize those exceptions to sell assets as part of a restructuring and such asset sales may be on unfavorable terms.

The availability of cash from our Senior Secured Credit Facility and accounts receivable securitization facility may be affected by many factors, some of which are beyond our control.

We typically borrow on the operating partnership’s Senior Secured Credit Facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on these facilities to fund debt service payments, distributions to our unitholders, acquisition and capital expenditures. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. If we were to experience an unexpected significant increase in these requirements or have insufficient funds to fund distributions, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;
•	a significant reduction in the production of crude oil;
•	a significant delay in the collections of accounts and notes receivable;
•	increased volatility in energy commodity prices related to risk management activities;
•	increased liquidity requirements imposed by insurance providers;
•	a significant downgrade in our credit rating leading to decreased trade credit;
•	increased capital expenditure requirements;
•	a significant acquisition; or
•	a large uninsured unfavorable lawsuit result or settlement.

As is typical in the propane industry, our retail customers do not pay upon receipt, but generally pay between 30 and 60 days after delivery. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership’s Senior Secured Credit Facility and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder-than-normal winter weather may have on future working capital availability.

Disruptions in the capital and credit markets, including the availability and cost of debt and equity issuances for liquidity requirements, may adversely affect our ability to meet long-term commitments and our ability to hedge effectively, any of which could adversely affect our results of operations, cash flows and financial condition.

We rely on our ability to access the capital and credit markets at rates and terms reasonable to us. A disruption in the capital and credit markets could impair our ability to access capital and credit markets at rates and terms acceptable to us or at all. This could limit our ability to fund working capital needs, engage risk management activities refinance long-term debt at or in advance of maturities or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable or force us to take other aggressive actions, including continued suspension of our quarterly distributions, sales of assets or a restructuring on unfavorable terms.

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

Debt securities of Ferrellgas Partners are structurally subordinated to all indebtedness and other liabilities of the operating partnership and its subsidiaries.

Debt securities of Ferrellgas Partners are effectively (structurally) subordinated to all existing and future claims of creditors of the operating partnership and its subsidiaries, including claims of:

•	the lenders under the operating partnership’s indebtedness and the holders of its debt securities;
•	the lessors under the operating partnership’s operating leases;
•	the lenders and their affiliates under the operating partnership’s accounts receivable securitization facility; and
•	trade and other creditors of the operating partnership and its subsidiaries.

This structural subordination is due to the fact that the operating partnership and its subsidiaries are not guarantors or co-obligors of Ferrellgas Partners’ obligations under its debt securities, and the obligations of Ferrellgas Partners under its debt securities are non-recourse to the operating partnership and its subsidiaries and their respective assets.  Accordingly, holders of Ferrellgas Partners’ debt securities have a claim as a creditor only against Ferrellgas Partners, and Ferrellgas Partners’ claim against the operating partnership and its subsidiaries is only as an equity holder in the operating partnership. As a result, upon any distribution in a bankruptcy, liquidation, reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities would share ratably in the remaining assets, if any, with any other creditors of Ferrellgas Partners, including its trade creditors and all other holders of its indebtedness. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive, if anything, less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2019, the operating partnership had approximately $1.8 billion of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners effectively (structurally) rank junior.

Ferrellgas Partners or the operating partnership may be unable to repurchase their debt securities upon a change of control, and it may be difficult to determine whether a change of control has occurred.

Upon the occurrence of a “change of control” under the indentures governing debt securities of Ferrellgas Partners or the operating partnership, the applicable issuer or a third party will be required under the terms of the applicable indenture to make a change of control offer to repurchase its debt securities at a premium to their principal amount, plus accrued and unpaid interest. The applicable issuer may not have the financial resources to purchase its debt securities in that circumstance, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness. Some of the agreements governing the operating partnership’s indebtedness currently provide that specified change of control events will result in the acceleration of the indebtedness under those agreements. Future debt agreements of Ferrellgas Partners or the operating partnership may also contain similar provisions. The obligation of the operating partnership to repay any accelerated indebtedness of the operating partnership will be structurally senior to the claims of holders of Ferrellgas Partners’ debt securities if Ferrellgas Partners defaults on its obligations to repurchase its debt securities upon a change of control. In addition, future debt agreements of Ferrellgas Partners or the operating partnership may contain other restrictions on the ability of Ferrellgas Partners or the operating partnership to repurchase its debt securities upon a change of control. These restrictions could prevent the applicable issuer from satisfying its obligations to purchase its debt securities unless it is able to refinance the indebtedness or obtain waivers or consents from the holder of such indebtedness. The applicable issuer’s failure to make or consummate a change of control repurchase offer or pay the change of control purchase price when due would allow the trustee and the holders of the debt securities to declare the debt securities to be immediately due and payable.

In addition, one of the events that may constitute a change of control is a sale of all or substantially all of the applicable issuer’s assets. The meaning of “substantially all” varies according to the facts and circumstances of the subject transaction and has no clearly established meaning under New York law, which is the law that governs our indentures. This ambiguity as to when a sale of substantially all of the applicable issuer’s assets has occurred may result in uncertainty regarding whether a change of control has occurred and whether an obligation to offer to repurchase or repay any indebtedness has been triggered.

We have been notified by the NYSE that we are not in compliance with NYSE continued listing standards because our unit price declined to below $1.00 per unit. If we fail to regain compliance within a specified period, the NYSE could delist our common units, which could reduce the liquidity or trading prices of our units.

As previously announced, on January 10, 2019, we were notified by the NYSE that we were not in compliance with NYSE continued listing standards because the average closing price of our common units over a consecutive 30-day trading period was less than $1.00 per unit.  Subsequent to that notification we regained compliance, but as of the date of this filing we were not in compliance with the foregoing NYSE continued listing standard.

As previously announced on July 23, 2019, we were notified by the NYSE that we are no longer in compliance with the NYSE’s continued listing standards because the average closing price of our common units over a consecutive 30-day trading period was less than $1.00 per unit. Under NYSE rules, we can avoid the delisting of our common units if during the six month period following receipt of the NYSE notice our common units have a closing price of at least $1.00 on the last trading day of any calendar month and also have an average closing price of at least $1.00 over the 30-day trading period ending on the last trading day of that month.

There can be no assurance that our unit price will close above $1.00 per unit in the future or for a sustained period or that we will regain compliance with the NYSE’s continued listing standards or maintain compliance thereafter.

If our common units are delisted and we are not able to relist our common units on the NYSE or another national securities exchange, we expect our common units would be quoted on an over-the-counter market. If this were to occur, our unitholders could face significant material adverse consequences, including limited availability of market quotations for our common units, reduced liquidity for the trading of our common units and potentially lower trading prices for our common units. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future, and it could impair our ability to provide equity incentives to our employees. There can be no assurance that an active trading market for our common units will exist in the future or be sustained.

There may be no active trading market for our debt securities, which may limit a holder’s ability to sell our debt securities.

Our existing debt securities are not, and we do not expect that any debt securities we may issue in the future to be, listed on any securities exchange quoted through any automated quotation system. An established market for our debt securities may not develop, or if one does develop, it may not be maintained. Although underwriters may advise us that they intend to make a market in our debt securities, they are not obligated to do so and may discontinue such market-making activity at any time without notice. In addition, market-making activity is subject to the limits imposed by the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these reasons, we cannot assure a debt holder that:

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

Subject to the restrictions on distributions in the applicable indentures as discussed above, our general partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as “available cash.” Part of this discretion comes from the ability of our general partner to establish and make additions to our reserves. Decisions as to amounts to be placed in or released from reserves have a direct impact on the amount of available cash for distributions because increases and decreases in reserves are taken into account in computing available cash. Funds within or added to our reserves are not considered to be “available cash” and are therefore not required to be distributed. Each fiscal quarter, our general partner may, in its reasonable discretion, determine the amounts to be placed in or released from reserves, subject to restrictions on the purposes of the reserves. Reserves may be made, increased or decreased for any proper purpose, including, but not limited to, reserves:

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

Persons or groups owning 20% or more of Ferrellgas Partners’ common units cannot vote. This limitation does not apply to common units owned by Ferrell Companies, our general partner and its affiliates.

All common units held by a person or group that owns 20% or more of Ferrellgas Partners’ common units cannot be voted. This provision may:

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

Risks Arising from Our Partnership Structure and Relationship with Our General Partner

Ferrellgas Partners is a holding entity and has no material operations or assets, other than its ownership stake in the operating partnership and Ferrellgas Partners Finance Corp. Accordingly, Ferrellgas Partners is dependent on distributions from the operating partnership to service its obligations and pay distributions to its unitholders. These distributions are not guaranteed and are subject to significant limitations.

Ferrellgas Partners is a holding entity for our subsidiaries, including the operating partnership. Ferrellgas Partners has no material operations and only limited assets. Ferrellgas Partners Finance Corp. is Ferrellgas Partners’ wholly-owned finance subsidiary, acts only as a co-obligor on its debt securities, conducts no business and has nominal assets. Accordingly, Ferrellgas Partners is dependent on cash distributions from the operating partnership and its subsidiaries to service obligations of Ferrellgas Partners and pay distributions to its unitholders. As described elsewhere in these risk factors, the ability of the operating partnership to make distributions to Ferrellgas Partners is subject to significant restrictions under the terms of the agreements governing the operating partnership’s indebtedness and may be affected by a variety of other factors.

Unitholders have limited voting rights; our general partner manages and operates us, thereby generally precluding the participation of our unitholders in operational decisions.

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

Unitholders will have no right to elect our general partner, or the directors of our general partner on an annual or other continuing basis. Our general partner may not be removed except pursuant to:

•	the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the common units owned by our general partner and its affiliates; and
•	upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding common units entitled to vote.

Because Ferrell Companies is the parent of our general partner and beneficially owns 23.4% of our outstanding common units, and James E. Ferrell, Interim Chief Executive Officer and President of our general partner; and Chairman of the Board of Directors of our general partner, indirectly owns 4.9% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner are unlikely if neither Ferrell Companies, nor Mr. Ferrell consents to such action.

Our general partner has a limited call right with respect to the limited partner interests of Ferrellgas Partners.

If at any time not more than 20% of the then-issued and outstanding limited partner interests of any class of Ferrellgas Partners are held by persons other than our general partner and its affiliates, our general partner has the right, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining limited partner interests of such class held by such unaffiliated persons at a price generally equal to the then-current market price of limited partner interests of such class. As a consequence, a unitholder may be required to sell its common units at a time when the unitholder may not desire to sell them or at a price that is less than the price desired to be received upon such sale.

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

Our partnership agreements eliminate the fiduciary duties that, under Delaware law, would otherwise apply to the general partner and replace them with a contractual good faith standard of care.  The partnership agreements significantly limit the ability of unitholders to successfully challenge the actions of our general partner because our general partner's actions will be upheld as long as the action is reasonably believed by the general partner to be in, or not inconsistent with, the partnership’s best interests.

Our general partner and its affiliates may have conflicts with us.

The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner that is beneficial to the best interest of Ferrellgas Partners and the operating partnership and not inconsistent with the best interest of those entities.  The overall governance structure of the Ferrellgas entities is focused on Ferrellgas Partners and the operating partnership and, as such, the officers and directors of the general partner or the general partner’s parent entity should generally make decisions that are reasonably believed to be in, or not inconsistent with, the best interest of the operating partnership and Ferrellgas Partners, which duties and obligations are set forth in the applicable partnership agreements.  Notwithstanding, there may be situations in which our general partner’s duties to us may conflict with the duties of its officers and directors to our general partner and its stockholder.

Matters in which, and reasons that, such conflicts of interest may arise include:

•

decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

•

borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, which is currently our general partner;

•	we do not have any employees and rely solely on employees of our general partner and its affiliates;

•

under the terms of the partnership agreements of Ferrellgas Partners and the operating partnership, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in providing employees to the operating partnership and rendering corporate staff and support services to us;

•

our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

•

neither the partnership agreements of Ferrellgas Partners and the operating partnership nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arm’s-length negotiations;

•

whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

•

the partnership agreements of Ferrellgas Partners and the operating partnership permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

•

any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

•

our general partner may exercise its limited right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

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

•

our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however, our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•

James E. Ferrell is the Interim Chief Executive Officer and President of our general partner and the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions in the ordinary course of our business. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer or director of our general partner, including with respect to our relationship and conduct of business with any of Mr. Ferrell’s companies.

See “Conflicts of Interest” and “Fiduciary Responsibilities” below.

Ferrell Companies may transfer the ownership of our general partner, which could cause a change of our management and affect the decisions made by our general partner regarding resolutions of conflicts of interest.

Ferrell Companies, the owner of our general partner, may transfer the capital stock of our general partner without the consent of our unitholders. In such an instance, our general partner will remain bound by our partnership agreements. If, however, through share ownership or otherwise, persons not now affiliated with our general partner were to acquire its general partner interest in us or effective control of our general partner, our management and resolutions of conflicts of interest, such as those described above, could change substantially. A transfer of the ownership of our general partner also could result in a “change of control” under our debt instruments, which could result in an event of default under such debt instruments or require that we offer to repurchase our debt securities.

Our general partner may voluntarily withdraw or sell its general partner interest.

Our general partner may withdraw as the general partner of Ferrellgas Partners and the operating partnership without the approval of our unitholders. Our general partner may also sell its general partner interest in Ferrellgas Partners and the operating partnership without the approval of our unitholders. Any such withdrawal or sale could have a material adverse effect on us and could substantially change our management and the resolution of conflicts of interest, as described above. A withdrawal by our general partner or a sale of its general partner interest also could result in a “change of control” under our debt instruments, which could result in an event of default under such debt instruments or require that we offer to repurchase our debt securities.

Our general partner has the ability to protect itself against dilution.

Whenever we issue equity securities to any person other than our general partner and its affiliates, our general partner has the right to purchase additional limited partner interests on the same terms. This allows our general partner to maintain its partnership interest in us. No other unitholder has a similar right. Therefore, only our general partner has the ability to protect itself against dilution caused by our issuance of additional equity securities.

Tax Risks

The U.S. Internal Revenue Service (the “IRS”) could challenge our classification as a partnership for federal income tax purposes, which, if successful, would result in our being treated as a corporation for federal income tax purposes. Additionally, changes in federal or state laws could subject us to entity-level taxation.  Either of these events would substantially reduce the cash available for distribution to our unitholders.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We believe that, under current law, we have been and will continue to be classified as a partnership for federal income tax purposes; however, we have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. One of the requirements for such classification is that at least 90% of our gross income for each taxable year has been and will be “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Whether we will continue to be classified as a partnership depends in part on our ability to meet this qualifying income test in the future.

If we were classified as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently 21% at the federal level, and we would probably pay additional state income taxes as well. In addition, distributions would generally be taxable to the recipient as corporate dividends and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us at the entity level as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and thus would likely result in a substantial reduction in the value of our common units.

A change in current law or a change in our business could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. The partnership agreement of Ferrellgas Partners provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects Ferrellgas Partners or the operating partnership to taxation as a corporation or otherwise subjects either of them to entity-level taxation for federal, state or local income tax purposes, certain provisions of the partnership agreement of Ferrellgas Partners will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of such entity-level taxes.

The tax treatment of publicly traded partnerships could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, may be modified by administrative or judicial interpretation or legislative action at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us and change the character or treatment of portions of our income.

We are unable to predict whether any such changes will occur. Any such changes could cause us to be treated as an association taxable as a corporation for U.S. federal income tax purposes and thereby subject us to entity-level income taxes, which would cause a material reduction in our anticipated cash flows and adversely affect the value of our common units.

A successful IRS contest of the federal income tax positions we take may reduce the market value of our common units and the costs of any contest will be borne by us and therefore indirectly by our unitholders and our general partner.

We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from those expressed herein or from the positions we take. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of the positions we take, and some or all of these positions ultimately may not be sustained. Any successful IRS contest may materially reduce the market value of our common units and the prices at which our common units trade. In addition, our costs of any contest with the IRS will be borne by us and therefore indirectly by our unitholders and our general partner.

Unitholders may be required to pay taxes on their share of our taxable income even if they do not receive cash distributions from us.

Unitholders may be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, including our taxable income associated with a disposition of property or cancellation of debt, whether or not they receive any cash distributions from us. Unless and until we resume paying cash distributions on our common units, unitholders will not receive any cash from us to cover any such tax liabilities, and, if we do pay cash distributions in the future, such cash distributions may not be equal to unitholders’ share of our taxable income or even equal to the actual tax liability which results from that income.

We continue to pursue a strategy to further reduce our debt and interest expense. As part of this strategy, we may engage in transactions that could have significant adverse tax consequences to our unitholders. For example, we may sell some of our assets and use the proceeds to pay down debt or fund capital expenditures rather than distributing the proceeds to our unitholders, and some or all of our unitholders may be allocated substantial taxable income and gain resulting from the sale without receiving a cash distribution. We may also engage in transactions to further reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, that could result in cancellation of indebtedness income (“COD income”), or other income, being allocated to our unitholders as taxable income. This may cause a unitholder to be allocated taxable income with respect to our units with no corresponding distribution of cash to fund the payment of the unitholder’s resulting tax liability.

The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of this income.

Our unitholders may be subject to limitations on their ability to deduct interest expense incurred by us.

In general, our unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our business during our taxable year. However, under the Tax Cuts and Jobs Act of 2017 (the “Tax

Act”), for taxable years beginning after December 31, 2017, the deductibility of net interest expense is limited to the sum of our business interest income and 30% of our “adjusted taxable income”. For tax years beginning after December 31, 2017 and before January 1, 2022, the Tax Act calculates adjusted taxable income using an EBITDA-based calculation.  For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization. Any business interest expense disallowed at the partnership level is then generally carried forward and may be deducted in a succeeding taxable year by a unitholder from such unitholder’s share of our “excess taxable income,” which is generally equal to the excess of 30% of our adjusted taxable income over the amount of our deduction for business interest expense for such future taxable year, subject to certain restrictions. These limitations might cause interest expense to be deducted by our unitholders in a later period than recognized in the GAAP financial statements.

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

If a unitholder sells its common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a common unit, which decreased its tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than its tax basis in that common unit, even if the price received is less than its original cost. A substantial portion of the amount realized, whether or not representing a gain, will likely be ordinary income to that unitholder. Should the IRS successfully contest certain positions we take, a selling unitholder could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased taxable income in prior years. In addition, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash that unitholder receives from the sale.

Tax-exempt entities, regulated investment companies, and foreign persons face unique tax issues from owning common units that may result in additional tax liability or reporting requirements for them.

An investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts, regulated investment companies, generally known as mutual funds, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Net income from a “qualified publicly-traded partnership” is qualifying income for a regulated investment company, or mutual fund. However, no more than 25% of the value of a regulated investment company’s total assets may be invested in the securities of one or more qualified publicly-traded partnerships. We expect to be treated as a qualified publicly-traded partnership. Distributions, if any, made to non-U.S. persons will be reduced by withholding taxes, at the highest effective tax rate applicable to individuals, and non-U.S. persons will be required to file federal income tax returns and generally pay tax on their share of our taxable income.

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

We may be audited by the IRS and tax adjustments could be made. The rights of a unitholder owning less than a 1% interest in us to participate in the income tax audit process are very limited. Further, any adjustments in our tax returns may lead to adjustments in unitholders’ tax returns and may lead to audits of unitholders’ tax returns and adjustments of items unrelated to us. A unitholder will bear the cost of any expenses incurred in connection with an examination of its personal tax return.

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

We will furnish each unitholder with a Schedule K‑1 that sets forth that unitholder’s allocable share of income, gains, losses and deductions. In preparing these schedules, we will use various accounting and reporting conventions and adopt various depreciation and amortization methods. We cannot guarantee that these schedules will yield a result that conforms to statutory or regulatory requirements or to administrative pronouncements of the IRS. If any of the information on these schedules is successfully challenged by the IRS, the character and amount of items of income, gain, loss or deduction previously reported by unitholders might change, and unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments.

Unitholders may lose tax benefits as a result of nonconforming depreciation conventions.

Because we cannot match transferors and transferees of common units, uniformity of the economic and tax characteristics of our common units to a purchaser of common units of the same class must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions which we believe conform to Treasury Regulations under Section 743(b) of the Internal Revenue Code. A successful IRS challenge to those positions could reduce the amount of tax benefits available to our unitholders. A successful IRS challenge could also affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

As a result of investing in our common units, a unitholder will likely be subject to state and local taxes and return filing requirements in jurisdictions in which it is not domiciled.

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. A unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We currently conduct business in all 50 states, the District of Columbia and Puerto Rico. It is each unitholder’s responsibility to file all required federal, state and local tax returns.

States may subject partnerships to entity-level taxation in the future, thereby decreasing the amount of cash available to us for distributions and, if we resume paying distributions, potentially causing a decrease in our distribution levels, including a decrease in the minimum quarterly distribution.

Several states have enacted or are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If additional states were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced. The partnership agreement of Ferrellgas

Partners provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects Ferrellgas Partners or the operating partnership to taxation as a corporation or otherwise subjects one or both partnerships to entity-level taxation for federal, state or local income tax purposes, provisions of the partnership agreement of Ferrellgas Partners will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of those taxes.

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

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be deemed to have disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be deemed to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

Conflicts of Interest

Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our general partner and its affiliates, on the other. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to our general partner and its stockholder. At the same time, our general partner has a contractual good faith duty of care to manage us in a manner the general partner reasonably believes to be in, or not inconsistent with, our best interests. The contractual duties of our general partner to us and our unitholders, therefore, may conflict with the fiduciary duties of the directors and officers of our general partner to our general partner and its stockholder.

Matters in which, and reasons that, such conflicts of interest may arise include:

•

decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

•

borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, which is currently our general partner;

•	we do not have any employees and rely solely on employees of our general partner and its affiliates;
•

under the terms of the partnership agreements of Ferrellgas Partners and the operating partnership, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

•

our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

•

neither the partnership agreements of Ferrellgas Partners and the operating partnership nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

•

whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

•

the partnership agreements of Ferrellgas Partners and the operating partnership permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

•

any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

•

our general partner may exercise its limited right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

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
•

our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•

James E. Ferrell is the Interim Chief Executive Officer and President of our general partner and the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions in the ordinary course of our business. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer or director of our general partner, including with respect to our relationship and conduct of business with any of Mr. Ferrell’s companies.

Fiduciary Responsibilities

Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit the general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The partnership agreements of both Ferrellgas Partners and the operating partnership, as permitted by Delaware law, unconditionally eliminate the default fiduciary duty standards and require the general partner to adhere to the contractual good faith duty of care set forth in those agreements.  Specifically, the general partner need only take actions that it, as general partner, reasonably believes to be in, or not inconsistent with, the best interest of Ferrellgas Partners and the operating partnership.  Thus, neither the general partner nor Ferrellgas Partners owes traditional fiduciary duties to the unitholders.

The partnership agreements of Ferrellgas partners and the operating partnership expressly permit our general partner to resolve conflicts of interest between itself or its affiliates, on the one hand, and us or our unitholders, on the other, and to consider, in resolving such conflicts of interest, the interests of other parties in addition to the interests of our unitholders. In addition, the partnership agreement of Ferrellgas Partners provides that a purchaser of common units is deemed to have consented to specified conflicts of interest and actions of our general partner and its affiliates that might otherwise be prohibited, including those described above, and to have agreed that such conflicts of interest and actions do not constitute a breach by our general partner of any duty stated or implied by law or equity. Our general partner will not be in breach of its obligations under the partnership agreements of Ferrellgas Partners or the operating partnership or its duties to us or our unitholders if the resolution of such conflict is fair and reasonable to us. Under the partnership agreements, any conflict of interest and any resolution thereof will conclusively be deemed fair and reasonable to us if it is (i) approved by the audit committee of our general partner, or (ii) on terms no less favorable to us than those generally being provided to or available from unrelated third parties or (iii) fair to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us). The latitude given in the partnership agreements to our general partner in resolving conflicts of interest may significantly limit the ability of a unitholder to challenge what might, in the absence of the partnership agreement provisions eliminating default fiduciary duties be a breach of fiduciary duty.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

We own or lease the following transportation equipment at July 31, 2019:

	% Owned	% Leased	Approximate Total
Truck tractors	54%	46%	130
Propane transport trailers	100%	—%	230
Portable tank delivery trucks	43%	57%	680
Portable tank exchange delivery trailers	84%	16%	370
Bulk propane delivery trucks	45%	55%	1,500
Pickup and service trucks	61%	39%	1,050
Passenger vehicles	40%	60%	100
Other trailers	100%	—%	20
Railroad tank cars	—%	100%	40

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units.  At July 31, 2019, our propane distribution locations were comprised of 71 service centers and 896 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 6 independently-owned distributors at July 31, 2019.

We owned approximately 49.8 million gallons of propane storage capacity at our propane distribution locations at July 31, 2019.  We owned our land and buildings in the local markets of approximately 60% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2019.

We owned approximately 0.8 million propane tanks at July 31, 2019, most of which are located on customer property and rented to those customers. We also owned approximately 4.5 million portable propane tanks at July 31, 2019, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2019, we leased approximately 53.6 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

At July 31, 2019, we leased 73,988 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area.

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

We have been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been coordinated for pretrial purposes by the multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court of appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Thereafter,  in August 2019, we reached a settlement with the direct customers, pursuant to which it agreed to pay a total of $6.25 million to resolve all claims asserted by the putative direct purchaser class.  With respect to the indirect customers, the district court exercised supplemental jurisdiction over the remaining state law claims, but then granted in part our pleadings-based motion and dismissed 11 of the 24 remaining state law claims.  As a result, there are 13 remaining state law claims brought by a putative class of indirect customers.  We believe we have strong defenses and intend to vigorously defend against these remaining claims.  We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

We have been named, along with several former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. On April 24, 2019 the United States Court of Appeals for the Second Circuit affirmed the judgment of the Southern District Court dismissing the class action lawsuits with prejudice. The derivative lawsuits have been voluntarily dismissed, pending court approval.  We do not believe loss is probable or reasonably estimable at this time related to the derivative lawsuits.

We and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached fiduciary duties owed to Eddystone as a creditor of JTS. We believe that we and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, we believe that the amount of such damages, if ultimately owed to Eddystone, could be material to Ferrellgas.  We intend to vigorously defend this claim. On August 24, 2017, we filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, we entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. The lawsuit is in the discovery stage; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “FGP.” It is possible that our common units could be delisted from the NYSE, as more fully described under “Risk Factors – Risks Inherent in an Investment in our Common Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements” – We have been notified by the NYSE that we are not in compliance with NYSE continued listing standards because our unit price declined to below $1.00 per unit. If we fail to regain compliance within a specified period, the NYSE could delist our common units, which could reduce the liquidity or trading prices of our units.”

As of August 31, 2019, we had 422 common unitholders of record. That common unitholder figure does not include a substantially greater number of holders who are “street name” or beneficial holders and whose units are held of record by banks, brokers, and other institutions.

Distributions by Ferrellgas Partners

We have not paid any cash distributions to our common unitholders since the distribution paid in the first quarter of fiscal 2019 for the three months ended July 31, 2018, are currently prohibited from paying cash distributions to our common unitholders and do not anticipate making any such cash distributions in the foreseeable future. To the extent we are not precluded from doing so in the future by restrictions in our debt agreements or other constraints, we expect to make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary and due to the seasonal nature of our operations, we will generally reserve a portion of the cash inflows from our second and third fiscal quarters for distributions during our first and fourth fiscal quarters.

As more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Financial Covenants,” the indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, make distribution payments to our common unitholders. If we are unsuccessful with our strategy to further reduce debt and interest expense, we will continue to be restricted from making distribution payments to our common unitholders.

Recent Sales of Unregistered Securities

There were none during fiscal 2019.

Repurchase of Equity Securities

There were none during the fourth quarter of fiscal 2019.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest, in the operating partnership. All of the common equity of Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2019, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2019 or fiscal 2018. The operating partnership may distribute cash to its partners at least four times per fiscal year, as well as any other time necessary (including in connection with acquisitions). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” for a discussion of its distributions during fiscal 2019. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

None.

ITEM 6.      SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2019	2018	2017	2016	2015
Income statement data:
Total revenues	$1,684,392	$2,073,142	$1,930,277	$2,039,367	$2,024,390
Interest expense	177,619	168,467	152,485	137,937	100,396
Asset impairments	—	10,005	—	658,118	—
Loss on asset sales and disposals	10,968	187,399	14,457	30,835	7,099
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(64,247)	(254,581)	(54,207)	(665,415)	29,620
Basic and diluted net earnings (loss) per common unitholders’ interest	(0.65)	(2.59)	(0.55)	(6.68)	0.35
Cash distributions declared per common unit	—	0.40	0.40	2.05	2.00

Balance sheet data:
Working capital (1)	$(666,978)	$84,276	$(43,782)	$(77,062)	$(44,371)
Total assets	1,262,959	1,363,281	1,609,969	1,683,306	2,437,729
Current portion of long-term debt (2)	631,756	2,402	2,578	3,921	3,652
Long-term debt	1,457,004	2,078,637	1,995,795	1,941,335	1,778,065
Partners' capital (deficit)	(1,138,938)	(1,034,477)	(757,510)	(651,780)	207,709

Operating data (unaudited):
Propane sales volumes (gallons)	904,832	877,178	791,123	778,892	878,846
Crude oil hauled (barrels)	—	42,623	49,249	79,411	10,447
Crude oil sold (barrels)	—	3,429	7,470	6,860	702

Capital expenditures:
Maintenance	$47,053	$27,563	$17,138	$16,877	$19,449
Growth	56,145	52,484	29,227	96,058	50,388
Acquisition	15,170	19,809	4,395	28,245	901,612
Total	$118,368	$99,856	$50,760	$141,180	$971,449

Supplemental data (unaudited):
Adjusted EBITDA (a)	$230,023	$241,919	$230,063	$344,730	$300,184

(1)	Working capital is the sum of current assets less current liabilities.
(2)

Includes the $275 million term loan under our Senior Secured Credit Facility.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent developments” for a discussion of the reclassification of the term loan from long-term to current.

	Ferrellgas Partners, L.P.
Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA and Distributable cash flow attributable to common unitholders:	Year Ended July 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(64,247)	$(254,581)	$(54,207)	$(665,415)	$29,620
Income tax expense (benefit)	323	(2,678)	(1,143)	(36)	(315)
Interest expense	177,619	168,467	152,485	137,937	100,396
Depreciation and amortization expense	78,846	101,795	103,351	150,513	98,579
EBITDA	192,541	13,003	200,486	(377,001)	228,280
Asset impairments	—	10,005	—	658,118	—
Non-cash employee stock ownership plan compensation charge	5,693	13,859	15,088	27,595	24,713
Non-cash stock-based compensation charge	—	—	3,298	9,324	25,982
Loss on asset sales and disposals	10,968	187,399	14,457	30,835	7,099
Other (income) expense, net	(369)	(928)	(1,474)	(110)	350
Severance costs	1,600	1,663	1,959	1,453	—
Change in fair value of contingent consideration (included in operating expense)	—	—	—	(100)	(6,300)
Legal fees and settlements related to non-core businesses	18,364	6,065	—	—	806
Acquisition and transition expenses	—	—	—	99	16,373
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	—	1,293	(3,457)	1,137	2,412
Multi-employer pension plan withdrawal settlement	1,524	—	—	—	—
Exit costs associated with contracts - Midstream dispositions	—	11,804	—	—	—
Net earnings (loss) attributable to non-controlling interest	(298)	(2,244)	(294)	(6,620)	469
Adjusted EBITDA (a)	230,023	241,919	230,063	344,730	300,184
Net cash interest expense (b)	(164,790)	(160,892)	(143,588)	(132,860)	(96,150)
Maintenance capital expenditures (c)	(46,774)	(27,617)	(16,935)	(17,137)	(19,612)
Cash paid for taxes	(141)	291	(310)	(777)	(712)
Proceeds from certain asset sales	4,249	9,203	7,952	6,023	5,905
Distributable cash flow attributable to equity investors (d)	22,567	62,904	77,182	199,979	189,615
Distributable cash flow attributable to general partner and non-controlling interest	(451)	(1,335)	(1,544)	(4,000)	(3,792)
Distributable cash flow attributable to common unitholders (e)	22,116	61,569	75,638	195,979	185,823
Distributions paid to common unitholders	(9,715)	(38,861)	(78,936)	(202,119)	(165,433)
Distributable cash flow excess (shortage) (f)	$12,401	$22,708	$(3,298)	$(6,140)	$20,390

(a)

Adjusted EBITDA is a non-GAAP measure. It is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P. before income tax expense (benefit), interest expense, depreciation and amortization expense, asset impairments, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on asset sales and disposals, other (income) expense, net, severance costs, change in fair value of contingent consideration, legal fees and settlements related to non-core businesses, acquisition and transition expenses, unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments, multi-employer pension plan withdrawal settlement, exit costs associated with contracts - Midstream dispositions and net earnings (loss) attributable to non-controlling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to Adjusted EBITDA or similarly titled measurements used by other corporations or partnerships. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(b)

Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(c)

Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and, from time to time, can include the purchase of assets that are oftentimes leased.

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

(f)

Distributable cash flow excess is a non-GAAP measure. It is calculated as Distributable cash flow attributable to common unitholders minus Distributions paid to common unitholders. Distributable cash flow excess, if any, is retained to establish reserves for future distributions, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand, or borrowings under our Senior Secured Credit Facility or accounts receivable securitization facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to distributable cash flow excess or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

	Ferrellgas, L.P.
	Year Ended July 31,
	2019	2018	2017	2016	2015
Income statement data:
Total revenues	$1,684,392	$2,073,142	$1,930,277	$2,039,367	$2,024,390
Interest expense	142,635	133,946	127,188	121,818	84,227
Asset impairments	—	10,005	—	658,118	—
Net earnings (loss)	(29,517)	(222,146)	(29,059)	(655,391)	46,427

Balance sheet data:
Working capital (1)	$(308,443)	$88,175	$(39,595)	$(75,149)	$(41,986)
Total assets	1,262,833	1,363,246	1,609,948	1,683,213	2,435,603
Current portion of long-term debt (2)	277,029	2,402	2,578	3,921	3,652
Long-term debt	1,457,004	1,728,137	1,649,270	1,760,881	1,598,033
Partners' capital (deficit)	(780,403)	(680,078)	(406,798)	(469,413)	390,126

Operating data (unaudited):
Propane sales volumes (gallons)	904,832	877,178	791,123	778,892	878,846
Crude oil hauled (barrels)	—	46,623	49,249	79,411	10,447
Crude oil sold (barrels)	—	3,429	7,470	6,860	702

Capital expenditures:
Maintenance	$47,053	$27,563	$17,138	$16,877	$19,449
Growth	56,145	52,484	29,227	96,058	50,388
Acquisition	15,170	19,809	4,395	28,245	901,612
Total	$118,368	$99,856	$50,760	$141,180	$971,449

Supplemental data (unaudited):
Adjusted EBITDA (a)	$230,037	$242,056	$230,202	$345,250	$300,288

(1)	Working capital is the sum of current assets less current liabilities.
(2)

Includes the $275 million term loan under our Senior Secured Credit Facility.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent developments” for a discussion of the reclassification of the term loan from long-term to current.

	Ferrellgas, L.P.
Reconciliation of Net Earnings (Loss) to	Year Ended July 31,
EBITDA and Adjusted EBITDA:	2019	2018	2017	2016	2015
Net earnings (loss)	$(29,517)	$(222,146)	$(29,059)	$(655,391)	$46,427
Income tax expense (benefit)	293	(2,699)	(1,149)	(41)	(384)
Interest expense	142,635	133,946	127,188	121,818	84,227
Depreciation and amortization expense	78,846	101,795	103,351	150,513	98,579
EBITDA	192,257	10,896	200,331	(383,101)	228,849
Asset impairments	—	10,005	—	658,118	—
Non-cash employee stock ownership plan compensation charge	5,693	13,859	15,088	27,595	24,713
Non-cash stock-based compensation charge	—	—	3,298	9,324	25,982
Loss on asset sales and disposals	10,968	187,399	14,457	30,835	7,099
Other (income) expense, net	(369)	(928)	(1,474)	(110)	354
Severance costs	1,600	1,663	1,959	1,453	—
Change in fair value of contingent consideration (included in operating expense)	—	—	—	(100)	(6,300)
Legal fees and settlements related to non-core businesses	18,364	6,065	—	—	806
Acquisition and transition expenses	—	—	—	99	16,373
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	—	1,293	(3,457)	1,137	2,412
Multi-employer pension plan withdrawal settlement	1,524	—	—	—	—
Exit costs associated with contracts - Midstream dispositions	—	11,804	—	—	—
Adjusted EBITDA (a)	$230,037	$242,056	$230,202	$345,250	$300,288

(a)

Adjusted EBITDA is a non-GAAP measure. It is calculated as net earnings (loss) attributable to Ferrellgas, L.P. before income tax expense (benefit), interest expense, depreciation and amortization expense, asset impairments, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on asset sales and disposals, other (income) expense, net, severance costs, change in fair value of contingent consideration, legal fees and settlements related to non-core businesses, acquisition and transition expenses, unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments, multi-employer pension plan withdrawal settlement, and exit costs associated with contracts - Midstream dispositions. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to Adjusted EBITDA or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Our capital expenditures fall generally into three categories:

•	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;
•

growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity; and

•

acquisition capital expenditures, which include expenditures related to the acquisition of propane operations and related equipment sales and represent the total cost of acquisitions less working capital acquired.

Factors that materially affect the comparability of the information reflected in selected financial data:

During fiscal 2015, a class action lawsuit resulted in a litigation accrual and related legal fees. During fiscal 2018 we incurred legal fees related to a disposed business.

During fiscal 2018, we disposed of our water solutions operations which was included in our former Midstream operations segment.

During fiscal 2015, we acquired C&E Production, LLC (“C&E”), a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $67.5 million. As noted above, during fiscal 2018, we disposed of our water solutions operations which was included in our former Midstream operations segment.

During fiscal 2015, we acquired Bridger, a provider of integrated crude oil midstream services for combined consideration of cash and common units in the amount of $822.5 million. During fiscal 2018, we disposed of Bridger’s crude oil logistics operations which was included in our former Midstream operations segment.

During fiscal 2016, Ferrellgas committed to a plan to dispose of tractor trucks in its Midstream operations - crude oil logistics business. As a result of these activities, Ferrellgas recorded a loss of approximately $13.8 million included in “Loss on asset sales and disposals.”

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

As a result of the Jamex Termination Agreement which was finalized in the first quarter of fiscal 2017, which is described in detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Termination of Bridger agreement with Jamex Marketing, LLC,” the results of operations in our Midstream operations segment decreased materially.

During the fourth quarter of fiscal 2016, Ferrellgas determined that the expected significant decline in future cash flows constituted a triggering event for its Midstream operations - crude oil logistics business that required us to perform impairment testing for our indefinite-lived intangible assets, our long-lived assets and goodwill. As a result, we recorded $628.8 million of asset impairment charges during the fourth quarter. As noted above, during fiscal 2018, we disposed of Bridger’s crude oil logistics operations which is included in the Midstream operations segment.

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

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and accompanying Notes thereto included elsewhere in this Annual Report on Form 10‑K.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists one material difference between Ferrellgas Partners and the operating partnership: Ferrellgas Partners has outstanding $357.0 million aggregate principal amount of 8.625% senior notes due June 15, 2020 and, accordingly, has interest expense that the operating partnership does not have. Ferrellgas Partners’ access to liquidity is dependent on distributions from the operating partnership. See the statements of operations in their respective consolidated financial statements.

Recent developments

We have engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist us in addressing our upcoming debt maturities.

Disagreement with Agent under Senior Secured Credit Facility:

The financing agreement governing the operating partnership’s Senior Secured Credit Facility requires the operating partnership to deliver certain financial and other information to TPG Specialty Lending, Inc., as administrative agent and collateral agent under the financing agreement (“TPG”). Under these requirements, the operating partnership must, among other matters, deliver certain quarterly unaudited consolidated financial information of the operating partnership and its subsidiaries to TPG within 55 days after the end of each fiscal quarter, including the fourth fiscal quarter, of each fiscal year. The operating partnership failed to deliver certain quarterly financial information for the fiscal quarter ended July 31, 2019, and a related required compliance certificate, to TPG by the applicable deadline of September 24, 2019. TPG delivered a notice of default with respect to these matters on September 25, 2019, and the operating partnership delivered all required financial information and the related compliance certificate to TPG on September 25, 2019. The operating partnership believes that, under applicable law, such delivery cured the event of default under the financing agreement and therefore that no event of default presently exists. TPG, however, has advised the operating partnership of TPG’s belief that the event of default cannot be cured by delivery of the required information after the deadline and therefore that the event of default is continuing and will continue unless and until it is waived under the terms of the financing agreement. The parties have attempted to agree on a waiver of the disputed event of default. However, as of the filing of this Annual Report on Form 10-K, no such agreement has been reached, as the terms proposed by TPG were not acceptable to the operating partnership and, in the operating partnership’s opinion, were not commercially reasonable under the circumstances. As a result of the failure to reach an agreement, the operating partnership and TPG continue to dispute the existence of an event of default under the financing agreement.

Additionally, TPG has advised the operating partnership of TPG’s belief that the audited consolidated financial statements of the operating partnership and its subsidiaries for the fiscal year ended July 31, 2019, as included in this

Annual Report on Form 10-K, do not satisfy the requirements set forth in the financing agreement for delivery of annual audited financial statements because the report of our independent registered public accounting firm on such financial statements includes an “explanatory paragraph” regarding substantial doubt as to the operating partnership’s ability to continue as a going concern, notwithstanding that the independent registered public accounting firm’s report expresses an unqualified opinion with respect to such financial statements. The operating partnership disagrees with the position articulated by TPG on this matter and believes that the operating partnership has fully complied with the requirements set forth in the financing agreement with respect to delivery of such financial statements. However, based on the position previously articulated by TPG on this matter, the operating partnership believes that TPG may assert that an event of default has occurred under the financing agreement with respect to the operating partnership’s compliance with the covenant requiring delivery of audited financial statements.

As a result of the notice of default delivered by TPG, the operating partnership has classified the $275 million Senior secured term loan as Current Portion of Long-Term Debt on the Consolidated Balance Sheet.The operating partnership will vigorously defend itself against any remedial action that TPG may take in respect of alleged events of default that the operating partnership does not believe are continuing or have occurred.

Segments

As a result of the sale of all of our remaining Midstream operations during the second half of fiscal 2018, we now report one operating segment, Propane operations and related equipment sales, effective July 31, 2018.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, make restricted payments and incur additional indebtedness. Our general partner believes that the most restrictive of these covenants are the restricted payments covenants in the indenture governing the outstanding notes of Ferrellgas Partners and the indentures governing the outstanding notes of the operating partnership, which are discussed below.

Ferrellgas Partners, L.P., the master limited partnership

The indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units. Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2019, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.33x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended July 31, 2019, and, unless this indenture is amended or replaced or Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions.

In order for the fixed charge coverage ratio to improve to 1.75x as of July 31, 2019, we would have needed to generate approximately $71.8 million of additional EBITDA, or we would have needed to incur approximately $41.1 million less in interest expense. While there can be no assurance of successfully resolving the distribution limitation under this covenant, we are presently considering potential solutions to address the limitation on distributions. The potential solutions include, among others, restructuring, refinancing or a transaction to exchange new notes for some or all of the outstanding notes of Ferrellgas Partners due June 15, 2020.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2019, the operating partnership’s consolidated fixed charge coverage ratio was 1.67x.

If the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. Because the operating partnership’s consolidated fixed charge coverage ratio was below 1.75x as of April 30, 2019, the distribution made by the operating partnership on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 was made from capacity under the limited exception to the ratio requirement.

Although the operating partnership believes that its remaining capacity under the limited exception to the ratio requirement under the operating partnership’s indentures, and its ability to comply with the limitations on distributions under our Senior Secured Credit Facility, will allow it to make distributions to Ferrellgas Partners to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through the maturity of those notes, the restrictions in these debt agreements may prevent the operating partnership from making distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction strategy

We continue to pursue a strategy to further reduce our debt and interest expense. Achievements under this strategy during fiscal 2018 include refinancing our senior secured credit facility, amending our accounts receivable securitization facility, and selling certain assets. Other opportunities include the generation of additional cash flows organically or through accretive acquisitions, restructuring or refinancing existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. We expect to maintain our debt and interest expense reduction strategy until our consolidated leverage ratio reaches a level that we deem appropriate for our business. During fiscal 2019, we engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist with our debt and interest expense reduction strategy.

Termination of Bridger agreement with Jamex Marketing, LLC

In connection with the closing of our acquisition of Bridger in June 2015, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex Marketing, LLC (“Jamex”) pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer at that time. On September 1, 2016, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, as summarized below.

On September 1, 2016, we entered into a Secured Promissory Note with Jamex pursuant to which Jamex agreed to pay us a principal amount of $49.5 million plus interest, which principal amount was due over time pursuant to an amortization schedule and with a final maturity date of December 17, 2021. Jamex’s obligations under the Secured Promissory Note were fully guaranteed by certain subsidiaries and affiliates of Jamex, and were partially guaranteed (up to a maximum of $20 million) by James Ballengee, the individual owner of Jamex, and another entity owned by Mr. Ballengee. The Secured Promissory Note obligations of Jamex and those other fully guaranteeing entities were secured by certain assets owned by those entities, actively traded marketable securities and cash, which were held in a controlled account and were subject to seizure by us in the event of default. The operating partnership also agreed to provide Jamex with a $5.0 million revolving secured working capital facility evidenced by a revolving promissory note (the “Jamex Revolving Promissory Note”).

On June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, terminated and cancelled the Jamex Secured Promissory Note, the joint guarantee, and the Jamex Revolving Promissory Note. In connection with the termination and cancellation of such agreements, (1) Mr. Ballengee and Jamex paid Ferrellgas $16.3 million towards the remaining balance due under the Jamex Secured Promissory Note and Mr. Ballengee executed a new unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”), (2) Bacchus executed a guaranty agreement to guarantee Mr. Ballengee’s obligations under the Revised Jamex Promissory Note, (3) Ferrellgas agreed to dismiss without prejudice certain indemnification claims against Jamex and any affiliates of Jamex related to the Eddystone litigation and to toll the statute of limitations with respect thereto, and to dismiss with prejudice the tortious interference claim asserted by Ferrellgas against Mr. Ballengee related to the Eddystone litigation, and (4) Mr. Ballengee agreed to dismiss with prejudice, or cause to be dismissed, all counterclaims by him or his affiliates, as the case may be, with respect to such actions.

Distributions

Ferrellgas Partners paid a quarterly distribution of $0.10 on September 14, 2018, to common unitholders of record as of September 7, 2018. The distribution covered the period from May 1, 2018, to July 31, 2018, the Company’s fourth quarter of fiscal 2018. See Item 1A. “Risk Factors - Risks Inherent in an Investment in our Debt Securities or our Common Units and Other Risks Related to Our Capital Structure and Financing Arrangements” and see above under the subheading “Financial covenants” for discussion related to our distributions.

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

Propane operations and related equipment sales

Based on our propane sales volumes in fiscal 2019, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2020 and 2021 sales commitments and, as of July 31, 2019, have experienced net mark-to-market losses of approximately $14.8 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2019, we estimate 80% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

For the years ended July 31, 2019 and 2018

During fiscal 2019, we generated net loss attributable to Ferrellgas Partners L.P. of $64.3 million, compared to net loss attributable to Ferrellgas Partners L.P. of $254.6 million during fiscal 2018.

Our propane operations and related equipment sales segment generated operating income of $185.4 million during fiscal 2019, compared to operating income of $167.8 million earned during fiscal 2018. The increase in operating income is primarily due to a $36.8 million increase in “Gross margin – Propane and other gas liquid sales”, a $15.4 million decrease in “loss on asset sales and disposals”, and a $10.0 million impairment of goodwill in fiscal 2018 related to an immaterial reporting unit that was not repeated in the current period, partially offset by a $22.0 million increase in "Operating, general and administrative expense", and a $15.1 million decrease in "Gross margin – other”. The increase in "Operating, general and administrative expense" and "Gross margin - Propane and other gas liquid sales" primarily resulted from a 4% increase in retail customer count and the increase in total gallons sold. The impact of the sale of a group of assets that sold lower margin propane related equipment at the end of fiscal 2018 resulted in the decrease in "Gross margin - other".

Our corporate and other operations recognized an operating loss of $72.4 million during fiscal 2019, compared to an operating loss of $259.8 million recognized during fiscal 2018. This decrease in operating loss was primarily due to a $192.0 million operating loss related to our midstream operations in fiscal 2018.

“Interest expense” for Ferrellgas increased $9.2 million primarily due to increased interest rates on our Senior Secured Credit Facility.

Distributable cash flow attributable to equity investors decreased to $22.6 million in the current period from $62.9 million in the prior period primarily due to a $19.2 million increase in our maintenance capital expenditures, a

$10.1 million decrease in our Adjusted EBITDA related to midstream operations in fiscal 2018 and a $3.9 million increase in cash interest expense. This increase in maintenance capital expenditures is primarily related to the purchase of new propane delivery trucks funded through cash on hand, compared to fiscal 2018. Funding for these trucks, from time to time, can include the purchase of assets that are oftentimes leased.

Distributable cash flow excess decreased to $12.4 million in the current period from $22.8 million in the prior period, primarily due to a $19.2 million increase in our maintenance capital expenditures, a $10.1 million decrease in our Adjusted EBITDA related to midstream operations in fiscal 2018 and a $3.9 million increase in cash interest expense, partially offset by a $29.1 million decrease in distributions to common unitholders.

For the years ended July 31, 2018 and 2017

During fiscal 2018, we generated net loss attributable to Ferrellgas Partners L.P. of $254.6 million, compared to a net loss of $54.2 million during fiscal 2017.

Our propane operations and related equipment sales segment generated operating income of $167.8 million during fiscal 2018, compared to operating income of $187.9 million during fiscal 2017. The decrease in operating income primarily resulted from a $40.1 million increase in operating, general and administrative expenses primarily driven by increased volumes sold, a $14.4 million increase in “Loss on asset sales and disposals” and a $10.0 million impairment of goodwill related to an immaterial reporting unit, partially offset by the $45.3 million increase in gross margin. Increased propane volumes sold primarily caused the increase in gross margin and in operating, general and administrative expenses.

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

“Interest expense” for Ferrellgas increased $16.0 million during fiscal 2018 compared to fiscal 2017 primarily due to increased interest rates associated with the $175.0 million of debt issued by Ferrellgas Partners in January 2017, which replaced a portion of the borrowings under the previous senior secured credit facility, as well as increased interest rates on the senior secured credit facility and accounts receivable securitization facility. “Interest expense” for the operating partnership increased $6.8 million primarily due to increased interest rates on the senior secured credit facility and accounts receivable securitization facilities.

Distributable cash flow attributable to equity investors decreased to $62.9 million in fiscal 2018 compared to $77.2 million in fiscal 2017 primarily due to a $17.3 million increase in net cash interest expense and a $10.7 million increase in maintenance capital expenditures, partially offset by an $11.9 million increase in our Adjusted EBITDA. The increase in maintenance capital expenditures was primarily for the purchase of new propane delivery trucks, which have historically been leased.

Ferrellgas generated a distributable cash flow excess of $22.8 million in fiscal 2018 compared to a distributable cash flow shortage of $3.3 million in fiscal 2017, primarily due to a $40.1 million decrease in distributions paid to common unitholders and an $11.9 million increase in our Adjusted EBITDA, partially offset by a $17.3 million increase in net cash interest expense and a $10.7 million increase in maintenance capital expenditures.

Consolidated Results of Operations

	Year ended July 31,
(amounts in thousands)	2019	2018	2017
Total revenues	$1,684,392	$2,073,142	$1,930,277

Total cost of sales	913,922	1,297,627	1,190,861

Operating expense	468,868	471,748	432,412
Depreciation and amortization expense	78,846	101,795	103,351
General and administrative expense	59,994	54,401	49,617
Equipment lease expense	33,073	28,272	29,124
Non-cash employee stock ownership plan compensation charge	5,693	13,859	15,088
Asset impairments	—	10,005	—
Loss on asset sales and disposals	10,968	187,399	14,457
Operating income	113,028	(91,964)	95,367
Interest expense	(177,619)	(168,467)	(152,485)
Other income, net	369	928	1,474
Loss before income taxes	(64,222)	(259,503)	(55,644)
Income tax expense (benefit)	323	(2,678)	(1,143)
Net loss	(64,545)	(256,825)	(54,501)
Net loss attributable to noncontrolling interest	(298)	(2,244)	(294)
Net loss attributable to Ferrellgas Partners, L.P.	(64,247)	(254,581)	(54,207)
Less: General partner's interest in net loss	(642)	(2,546)	(542)
Common unitholders' interest in net loss	$(63,605)	$(252,035)	$(53,665)

Non-GAAP Financial Measures

In this Annual Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA is calculated as net loss attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense (benefit), interest expense, depreciation and amortization expense, asset impairments, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on asset sales and disposals, other income, net, severance costs, legal fees and settlements related to non-core businesses, multi-employer pension withdrawal settlement, unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments, exit costs associated with contracts – Midstream dispositions, and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Distributable Cash Flow Excess. Distributable cash flow excess is calculated as Distributable cash flow attributable to common unitholders minus Distributions paid to common unitholders. Distributable cash flow excess, if any, is retained to establish reserves for future distributions, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand or borrowings under our Senior Secured Credit Facility or accounts receivable securitization facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to distributable cash flow excess or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders and Distributable cash flow excess to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the years indicated:

	Year Ended July 31,
(amounts in thousands)	2019	2018	2017
Net loss attributable to Ferrellgas Partners, L.P.	$(64,247)	$(254,581)	$(54,207)
Income tax expense (benefit)	323	(2,678)	(1,143)
Interest expense	177,619	168,467	152,485
Depreciation and amortization expense	78,846	101,795	103,351
EBITDA	192,541	13,003	200,486
Assets impairments	—	10,005	—
Non-cash employee stock ownership plan compensation charge	5,693	13,859	15,088
Non-cash stock-based compensation charge	—	—	3,298
Loss on asset sales and disposals	10,968	187,399	14,457
Other income, net	(369)	(928)	(1,474)
Severance costs	1,600	1,663	1,959
Legal fees and settlements related to non-core businesses	18,364	6,065	—
Multi-employer pension plan withdrawal settlement	1,524	—	—
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	—	1,293	(3,457)
Exit costs associated with contracts - Midstream dispositions	—	11,804	—
Net loss attributable to noncontrolling interest	(298)	(2,244)	(294)
Adjusted EBITDA	230,023	241,919	230,063
Net cash interest expense (a)	(164,790)	(160,892)	(143,588)
Maintenance capital expenditures (b)	(46,774)	(27,617)	(16,935)
Cash refund from (paid for) taxes	(141)	291	(310)
Proceeds from certain asset sales	4,249	9,203	7,952

Distributable cash flow attributable to equity investors	22,567	62,904	77,182
Distributable cash flow attributable to general partner and non-controlling interest	(451)	(1,258)	(1,544)
Distributable cash flow attributable to common unitholders	22,116	61,646	75,638
Less: Distributions paid to common unitholders	(9,715)	(38,861)	(78,936)
Distributable cash flow excess/(shortage)	$12,401	$22,785	$(3,298)

(a)

Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)

Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and, from time to time, can include the purchase of assets that are oftentimes leased.

Segment Operating Results for the years ended July 31, 2019 and 2018

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

Propane operations and related equipment sales

The following table summarizes propane sales volumes and Adjusted EBITDA results of our propane operations and related equipment sales segment for the periods indicated:

	2019	2018	Increase (Decrease)
As of July 31,
Retail customers	689,370	664,270	25,100	4%
Tank exchange selling locations	55,090	53,237	1,853	3%

(amounts in thousands)
Year ended July 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	672,266	636,958	35,308	6%
Wholesale - Sales to Resellers	232,566	240,710	(8,144)	(3)%
	904,832	877,668	27,164	3%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,128,991	$1,082,046	$46,945	4%
Wholesale - Sales to Resellers	419,349	448,943	(29,594)	(7)%
Other Gas Sales (a)	60,518	111,987	(51,469)	(46)%
Other (b)	75,534	147,847	(72,313)	(49)%
Propane and related equipment revenues	$1,684,392	$1,790,823	$(106,431)	(6)%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$523,797	$476,298	$47,499	10%
Wholesale - Sales to Resellers (a)	182,545	193,264	(10,719)	(6)%
Other (b)	64,128	79,193	(15,065)	(19)%
Propane and related equipment gross margin	$770,470	$748,755	$21,715	3%

Operating, general and administrative expense (d)	$468,868	$446,869	$21,999	5%
Equipment lease expense	31,814	26,176	5,638	22%

Operating income	$185,403	$167,804	$17,599	10%
Depreciation and amortization expense	76,096	74,257	1,839	2%
Loss on asset sales and disposals	8,289	23,644	(15,355)	(65)%
Asset impairments	—	10,005	(10,005)	NM
Severance costs	690	358	332	93%
Multi-employer pension plan withdrawal settlement	1,524	—	1,524	NM
Adjusted EBITDA	$272,002	$276,068	$(4,066)	(1)%

NM - Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(b)	Other primarily includes appliance and material sales, and to a lesser extent various customer fee income.
(c)

Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.

(d)

Operating, general and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expenses include only certain items that were directly attributable to the propane operations and related equipment sales segment.

Propane sales volumes during fiscal 2019 increased 3%, or 27.2 million gallons, from the prior year period due to increased sales to retail customers of 35.3 million gallons, partially offset by a decrease of 8.1 million gallons to wholesale customers. The increase in propane sales volumes to retail customers was primarily due to the 4% increase in retail customer count. The decrease in propane sales to wholesale customers relates to the impact of increased competitive pressures.

Weather in the more highly concentrated geographic areas we serve for fiscal 2019 was approximately 4% colder than normal and 2% colder than the prior year period. Retail gallons increased due to efforts to increase market share and to a lesser extent colder weather.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during fiscal 2019 averaged 18% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 23% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.72 and $0.88 per gallon during fiscal 2019 and 2018, respectively, while the wholesale market price at Conway, Kansas averaged $0.60 and $0.78 per gallon during fiscal 2019 and 2018, respectively. We believe this decrease in the wholesale cost of propane contributed to our decrease in revenues, but an increase in gross margin.

Revenues

Retail sales increased $46.9 million compared to the prior period. This increase resulted from $60.0 million in increased sales volumes, partially offset by a $13.1 million decrease in sales prices per gallon, both as discussed above.

Wholesale sales decreased $29.6 million compared to the prior period primarily due to the decrease in wholesale market price per gallon. This decrease primarily resulted from a $31.8 million decrease in sales price per gallon.

Other gas sales decreased $51.5 million compared to the prior year period, primarily due to both decreased sales volumes and a decrease in sales price.

Other revenues decreased $72.3 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Gross margin - Propane and other gas liquids sales

Gross margin increased $36.8 million primarily due to the increase in gallon sales, as discussed above, and to a lesser extent increased gross margin per gallon. The increase in retail gross margin of $47.5 million resulted from both an increase in retail customer counts and an increase in gross margin per gallon, both as discussed above. The $10.7 million decrease in wholesale gross margin primarily relates to decreased gross margin per gallon due to the impact of increased competitive pressures in the tank exchange business line on the sales price per gallon.

Gross margin - other

Gross margin decreased $15.1 million compared to the prior year period primarily due to the sale of our lower margin propane related equipment business at the end of fiscal 2018.

Operating income

Operating income increased $17.6 million primarily due to a $36.8 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, a $15.4 million decrease in “loss on asset sales and disposals”, and a

$10.0 million impairment of goodwill related to an immaterial reporting unit that was not repeated in the current period, partially offset by a $22.0 million increase in "Operating, general and administrative expense" primarily resulting from the increase in retail customer count, as discussed above, a $15.1 million decrease in "Gross margin - other", as discussed above, and a $5.6 million increase in "Equipment lease expense". "Operating, general and administrative expense" increased primarily due to a $22.6 million increase in field personnel costs, an $11.8 million increase in general liability and worker compensation costs, a $2.9 million increase in vehicle fuel costs, and a $1.5 million pension settlement charge associated with the withdrawal from a multi-employer pension plan, partially offset by $12.4 million of costs incurred in the prior year period related to a business sold in fiscal 2018. Equipment lease expense increased due to continued investment in new propane delivery trucks to both serve our expanding customer base and to reduce the age of our fleet.

Adjusted EBITDA

Adjusted EBITDA decreased $4.1 million primarily due to a $20.1 million increase in "Operating, general and administrative expense," a $15.1 million decrease in "Gross margin - other", as discussed above, and a $5.6 million increase in "Equipment lease expense", partially offset by a $36.8 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above. "Operating, general and administrative expense" increased primarily due to a $22.3 million increase in field personnel costs, an $11.8 million increase in general liability and worker compensation costs, and a $2.9 million increase in vehicle fuel costs, partially offset by $12.4 million of costs incurred in the prior year period related to a business sold in fiscal 2018.

Corporate and other

The following table summarizes the financial results of our corporate operations for the periods indicated. Fiscal 2018 includes the results from Midstream operations which were affected by the following events:

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

•	the sale of all 1,292 rail cars utilized in the Midstream operations segment during the third quarter of fiscal 2018, and
•	the sale of Bridger Energy, LLC, included in the Midstream operations segment, during January 2018.

(amounts in thousands)
Year ended July 31,	2019	2018	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	—	42,623	(42,623)	NM
Crude oil sold	—	3,429	(3,429)	NM

Revenues -
Crude oil logistics	$—	$68,120	$(68,120)	NM
Crude oil sales	—	199,427	(199,427)	NM
Other	—	14,772	(14,772)	NM
	$—	$282,319	$(282,319)	NM
Gross margin (a) -
Crude oil logistics	$—	$16,769	$(16,769)	NM
Crude oil sales	—	5,507	(5,507)	NM
Other	—	4,484	(4,484)	NM
	$—	$26,760	$(26,760)	NM

Operating, general, and administrative expenses (b)	$59,994	$79,280	$(19,286)	(24)%
Equipment lease expense	1,259	2,096	(837)	(40)%

Operating loss	$(72,375)	$(259,768)	$187,393	(72)%
Depreciation and amortization expense	2,750	27,538	(24,788)	(90)%
Non-cash employee stock ownership plan compensation charge	5,693	13,859	(8,166)	(59)%
Loss on asset sales and disposals	2,679	163,755	(161,076)	(98)%
Exit costs associated with contracts - Midstream dispositions	—	11,804	(11,804)	NM
Severance costs	910	1,305	(395)	(30)%
Legal fees and settlements related to non-core businesses	18,364	6,065	12,299	203%
Unrealized (non-cash) gain on changes in fair value of derivatives not designated as hedging instruments	—	1,293	(1,293)	NM
Adjusted EBITDA	$(41,979)	$(34,149)	$(7,830)	23%

NM - Not meaningful

(a)	Gross margin represents “Revenues - Midstream operations” less “Cost of sales - Midstream operations” and does not include depreciation and amortization.
(b)	General and administrative expenses include items that are not directly attributable to the propane operations and related equipment sales segment.

In various dispositions that occurred during fiscal 2018, we sold our midstream businesses. Accordingly, much of the significant variances reported above result from the cessation of the midstream business by the end of fiscal 2018.

Operating loss

Operating loss decreased by $187.4 million during fiscal 2019 as compared to fiscal 2018. This decrease in operating loss was primarily due to the $192.0 million operating loss related to our midstream operations in fiscal 2018 and an $8.2 million decrease in non-cash employee stock ownership plan compensation charge, partially offset by increased corporate costs of $11.5 million, which was largely due to increased legal fees and settlements related to non-core businesses.

Adjusted EBITDA

Adjusted EBITDA decreased $7.8 million during fiscal 2019 primarily due to the $10.1 million in Adjusted EBITDA related to our midstream operations in fiscal 2018, partially offset by a $1.7 million decrease in corporate costs.

Corporate costs decreased primarily due to a $1.4 million decrease in personnel costs and a $0.3 million decrease in legal costs.

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

Propane operations and related equipment sales

The following table summarizes propane sales volumes and financial results of our propane operations and related equipment sales segment for the periods indicated:

	2018	2017	Increase (Decrease)
(amounts in thousands)
Year ended July 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	636,958	564,872	72,086	13%
Wholesale - Sales to Resellers	240,710	226,251	14,459	6%
	877,668	791,123	86,545	11%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,082,046	$852,130	$229,916	27%
Wholesale - Sales to Resellers	448,943	396,100	52,843	13%
Other Gas Sales (a)	111,987	70,182	41,805	60%
Other (b)	147,847	145,162	2,685	2%
Propane and related equipment revenues	$1,790,823	$1,463,574	$327,249	22%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$476,298	$434,047	$42,251	10%
Wholesale - Sales to Resellers (a)	193,264	190,210	3,054	2%
Other (b)	79,193	77,895	1,298	2%
Propane and related equipment gross margin	$748,755	$702,152	$46,603	7%

Operating, general and administrative expense (d)	$446,869	$406,764	$40,105	10%
Equipment lease expense	26,176	26,220	(44)	—%

Operating income	$167,804	$187,875	$(20,071)	(11)%
Depreciation and amortization expense	74,257	72,095	2,162	3%
Loss on asset sales and disposals	23,644	9,198	14,446	157%
Asset impairments	10,005	—	10,005	NM
Severance costs	358	253	105	42%
Multi-employer pension plan withdrawal settlement	—	(3,997)	3,997	NM
Adjusted EBITDA	$276,068	$265,424	$10,644	4%

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

Propane sales volumes during fiscal 2018 increased 13%, or 86.5 million gallons, from the prior year period due to 72.1 million and 14.5 million of increased gallon sales to retail and wholesale customers, respectively.

Weather in the more highly concentrated geographic areas we serve for fiscal 2018 was approximately 4% warmer than normal, but 17% colder than the prior year period. Retail and wholesale gallons increased due to a combination of efforts to increase market share and colder weather.

Our wholesale sales price per gallon largely correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during fiscal 2018 averaged 44% and 37% greater than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.88 and $0.61 per gallon during fiscal 2018 and 2017, respectively, while the wholesale market price at Conway, Kansas averaged $0.78 and $0.57 per gallon during fiscal 2018 and 2017, respectively. We believe this increase in wholesale cost of propane contributed to our increase in revenues.

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

Operating income

Operating income decreased $20.1 million primarily due to a $40.1 million increase in "Operating, general and administrative expense", a $14.4 million increase in "Loss on asset sales and disposals" and a $10.0 million "Asset impairment", partially offset by a $45.3 million increase in Gross margin - Propane and other gas liquids sales. "Operating, general and administrative expense" increased primarily due to an $18.1 million increase in field personnel costs and a $9.8 million increase in vehicle costs, both related to the increase in gallons sold as discussed above, a $4.1 million increase in plant and office expenses and a $1.7 million increase in bad debt expense. During July 2018, we completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment which resulted in a loss of $15.2 million. The "Asset impairments" relates to an impairment of goodwill for the same reporting unit during the three months ended January 31, 2018.

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

•	the sale of all 1,292 rail cars utilized in the Midstream operations segment during the third quarter of fiscal 2018, and

•	the sale of Bridger Energy, LLC, included in the Midstream operations segment, during January 2018.

(amounts in thousands)
Year ended July 31,	2018	2017	Increase (Decrease)
Volumes (barrels):
Crude oil hauled	42,623	49,249	(6,626)	(13)%
Crude oil sold	3,429	7,470	(4,041)	(54)%

Revenues -
Crude oil logistics	$68,120	$84,465	$(16,345)	(19)%
Crude oil sales	199,427	370,728	(171,301)	(46)%
Other	14,772	11,510	3,262	28%
	$282,319	$466,703	$(184,384)	(40)%
Gross margin (a) -
Crude oil logistics	$16,769	$14,942	$1,827	12%
Crude oil sales	5,507	17,688	(12,181)	(69)%
Other	4,484	4,634	(150)	(3)%
	$26,760	$37,264	$(10,504)	(28)%

Operating, general and administrative expense (b)	$79,280	$75,265	$4,015	5%
Equipment lease expense	2,096	2,904	(808)	(28)%

Operating loss	$(259,768)	$(92,508)	$167,260	NM
Depreciation and amortization expense	27,538	31,256	(3,718)	(12)%
Non-cash employee stock ownership plan compensation charge	13,859	15,088	(1,229)	(8)%

Non-cash stock-based compensation charge	—	3,298	(3,298)	(100)%
Loss on asset sales and disposals	163,755	5,259	158,496	NM
Exit costs associated with contracts - Midstream dispositions	11,804	—	11,804	NM
Severance costs	1,305	1,706	(401)	(24)
Legal fees and settlements related to non-core businesses	6,065	—	6,065	NM
Unrealized (non-cash) losses on changes in fair value of derivatives	1,293	540	753	NM
Adjusted EBITDA	$(34,149)	$(35,361)	$1,212	(3)%

NM - Not meaningful

(a)	Gross margin represents "Revenues - Midstream operations" less "Cost of sales - Midstream operations" and does not include depreciation and amortization.
(b)	General and administrative expenses include items that are not directly attributable to the propane operations and related equipment sales segment.

Crude oil hauled during fiscal 2018 decreased 13%, or 6.6 million barrels, from the prior period primarily due to decreased short haul trucking volumes. We ceased selling crude oil with the sale of Bridger Energy in January 2018.

Revenues

Crude oil sales decreased 46% or $171.3 million compared to the prior period, while crude oil and other logistics revenue decreased 19% or $16.3 million. The decrease in crude oil sales reflects the completion of the sale of Bridger Energy, LLC, a subsidiary of Bridger Logistics ("Bridger Energy"), which was a subsidiary of Ferrellgas, L.P. in the quarter ended January 31, 2018. With the sale, we exited Bridger Energy's oil purchase and sale activity. The decrease in crude oil and other logistics revenues was driven by increased utilization of pipelines and the continued trucking industry related labor shortages.

Gross margin

Gross margin decreased $10.5 million compared to the prior period, primarily due to a $12.2 million decrease related to crude oil sales, partially offset by a $1.8 million increase related to crude oil and other logistics hauling. Crude oil sales gross margin decreased due to the sale of Bridger Energy and the resulting exit of Bridger Energy's oil purchase and sale activity, each as discussed above. Crude oil and other logistics hauling gross margin increased primarily due to the benefits from the cessation of barge operations related to the Jamex TLA, substantially offset by an $11.8 million cost incurred related to a storage contract which we ceased use of during the fourth quarter of fiscal 2018.

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

Adjusted EBITDA

Adjusted EBITDA increased $1.2 million primarily due to a $13.6 million increase in gross margin related to crude oil and other logistics hauling, as discussed above, a $0.8 million decrease in equipment lease expense, substantially offset by an $11.4 million decrease in gross margin related to crude oil sales, as discussed above, and a $1.6 million increase in operating, general and administrative expenses. The increase in operating, general and administrative expenses resulted from a $4.6 million increase in legal costs, partially offset by a $2.9 million reduction in corporate personnel expenses.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, borrowings under our Senior Secured Credit Facility and our accounts receivable securitization facility and funds received from sales of debt and equity securities. As of July 31, 2019, our total liquidity was $166.2 million, which is comprised of $11.1 million in cash and $155.1 million of availability under our Senior Secured Credit Facility and accounts receivable securitization facility. These sources of liquidity and short term capital resources are intended to fund our working capital requirements, letter of credit requirements, and acquisition and capital expenditures. Our access to long term capital resources, in order to address our leverage, may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control. We have engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP  to assist us in addressing our upcoming debt maturities.

Disagreement with Agent under Senior Secured Credit Facility:

The financing agreement governing the operating partnership’s Senior Secured Credit Facility requires the operating partnership to deliver certain financial and other information to TPG Specialty Lending, Inc., as administrative agent and collateral agent under the financing agreement (“TPG”). Under these requirements, the operating partnership must, among other matters, deliver certain quarterly unaudited consolidated financial information of the operating partnership and its subsidiaries to TPG within 55 days after the end of each fiscal quarter, including the fourth fiscal quarter, of each fiscal year. The operating partnership failed to deliver certain quarterly financial information for the fiscal quarter ended July 31, 2019, and a related required compliance certificate, to TPG by the applicable deadline of September 24, 2019. TPG delivered a notice of default with respect to these matters on September 25, 2019, and the operating partnership delivered all required financial information and the related compliance certificate to TPG on September 25, 2019. The operating partnership believes that, under applicable law, such delivery cured the event of default under the financing agreement and therefore that no event of default presently exists. TPG, however, has advised the operating partnership of TPG’s belief that the event of default cannot be cured by delivery of the required information after the deadline and therefore that the event of default is continuing and will continue unless and until it is waived under the terms of the financing agreement. The parties have attempted to agree on a waiver of the disputed event of default. However, as of the filing of this Annual Report on Form 10-K, no such agreement has been reached, as the terms proposed by TPG were not acceptable to the operating partnership and, in the operating partnership’s opinion, were not commercially reasonable under the circumstances. As a result of the failure to reach an agreement, the operating partnership and TPG continue to dispute the existence of an event of default under the financing agreement.

Additionally, TPG has advised the operating partnership of TPG’s belief that the audited consolidated financial statements of the operating partnership and its subsidiaries for the fiscal year ended July 31, 2019, as included in this Annual Report on Form 10-K, do not satisfy the requirements set forth in the financing agreement for delivery of annual audited financial statements because the report of our independent registered public accounting firm on such financial statements includes an “explanatory paragraph” regarding substantial doubt as to the operating partnership’s ability to continue as a going concern, notwithstanding that the independent registered public accounting firm’s report expresses an unqualified opinion with respect to such financial statements. The operating partnership disagrees with the position articulated by TPG on this matter and believes that the operating partnership has fully complied with the requirements set forth in the financing agreement with respect to delivery of such financial statements. However, based on the position previously articulated by TPG on this matter, the operating partnership believes that TPG may assert that an event of default has occurred under the financing agreement with respect to the operating partnership’s compliance with the covenant requiring delivery of audited financial statements.

As a result of the notice of default delivered by TPG, the operating partnership has classified the $275 million Senior secured term loan as Current Portion of Long-Term Debt on the Consolidated Balance Sheet.The operating partnership will vigorously defend itself against any remedial action that TPG may take in respect of alleged events of default that the operating partnership does not believe are continuing or have occurred.

Financial Covenants

As more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Financial Covenants” above, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations of these covenants, we continue to pursue a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to further reduce debt and interest expense, we will continue to be restricted from making distribution payments to our common unitholders.

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

As discussed above, no distributions will be paid to common unitholders in September 2019 for the three months ended July 31, 2019. Unless the indenture governing the outstanding notes due 2020 is amended or replaced, or the Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in Item 2. Management’s Discuss and Analysis under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions paid to equity investors for the twelve months ended July 31, 2019 to the twelve months ended July 31, 2018 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	paid to
	to equity investors	by our General Partner	equity investors	DCF ratio (a)
Year ended July 31, 2019	$22,567	$12,338	$10,229	2.21
Year ended July 31, 2018	62,904	22,934	39,970	1.57
Increase (decrease)	$(40,337)	$(10,596)	$(29,741)	0.64

(a) DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions paid to equity investors.

For the twelve months ended July 31, 2019, distributable cash flow attributable to equity investors decreased $40.3 million compared to the twelve months ended July 31, 2018, primarily due to the purchase of new propane delivery trucks funded with cash on hand. Cash distributions paid to equity investors decreased by $29.7 million during that twelve month period, because no distributions have been declared for the twelve months ended July 31, 2019. Our distribution coverage ratio increased to 2.21 for the twelve months ended July 31, 2019, compared with 1.57 for the twelve months ended July 31, 2018. Cash reserves, which we utilize to meet future anticipated expenditures, increased by $12.3 million during the twelve months ended July 31, 2019 compared to an increase of $22.9 million in the twelve months ended July 31, 2018.

We believe that the liquidity available from cash flows from operating activities, our Senior Secured Credit Facility, and the accounts receivable securitization facility, combined with our other debt and interest expense reduction initiatives, will be sufficient to meet our capital expenditure, working capital and letter of credit requirements.

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

Operating Activities

Ferrellgas Partners

Fiscal 2019 v Fiscal 2018

Net cash provided by operating activities was $15.1 million for fiscal 2019, compared to net cash provided by operating activities of $74.1 million for fiscal 2018. This decrease in cash provided by operating activities was primarily due to a $32.0 million increase in working capital requirements and a $30.6 million decrease in cash flow from operations, partially offset by a $3.5 million inflow associated with other assets and other liabilities.

The increase in working capital requirements for fiscal 2019 compared to fiscal 2018 was primarily due to a $23.5 million increase in prepaid expenses and other current assets, primarily due to a decrease in margin deposits returned to us by counterparties and a $19.3 million increase in requirements for other current liabilities due primarily to an increase in margin deposits paid by us during fiscal 2019 compared to fiscal 2018, driven by the decrease in the average selling price of propane gas. These increases were partially offset by a $10.9 million decrease in requirements for accounts payable due to timing of payments.

The decrease in cash flow from operations is primarily due to a $5.0 million decrease in gross profit, as well as a net increase in "General and administrative expense" and "Equipment lease expense" of $10.4 million, and a $9.2 million increase in "Interest expense," due to increased interest rates on our Senior Secured Credit Facility.

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

The decrease in cash flow from operations is primarily due to a net increase in “Operating expense,” “General and administrative expense” and “Equipment lease expense” of $43.3 million, a $16.0 million increase in “Interest expense,” as discussed above, partially offset by a $47.9 million increase in gross margin (after adding back the non-cash exit cost charge of $11.8 million recorded during the fourth quarter of fiscal 2018).

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

The operating partnership

Fiscal 2019 v Fiscal 2018

Net cash provided by operating activities was $46.0 million for fiscal 2019, compared to net cash provided by operating activities of $105.2 million for fiscal 2018. This decrease in cash provided by operating activities was primarily due to a $32.0 million increase in working capital requirements and a $30.7 million decrease in cash flow from operations, partially offset by a $3.5 million inflow associated with other assets and other liabilities.

The decrease in cash flow from operations is primarily due to a $5.0 million decrease in gross profit, as well as a net increase in "General and administrative expense" and "Equipment lease expense" of $10.5 million, and a $8.7 million increase in "Interest expense," due to increased interest rates on our Senior Secured Credit Facility.

The increase in working capital requirements for fiscal 2019 compared to fiscal 2018 was primarily due to a $23.5 million increase in prepaid expenses and other current assets, primarily due to an decrease in margin deposits returned to us by our counterparties and a $19.3 million increase in requirements for other current liabilities due primarily to an increase in margin deposits paid by us to our counterparties during fiscal 2019 compared to fiscal 2018, driven by the decrease in the average selling price of propane gas. These increases were partially offset by a $10.9 million increase in requirements for accounts payable.

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

The decrease in cash flow from operations is primarily due to a net increase in “Operating expense,” “General and administrative expense” and “Equipment lease expense” of $43.3 million, a $6.8 million increase in “Interest expense,” as discussed above, partially offset by a $47.9 million increase in gross margin (after adding back the non-cash exit cost charge of $11.8 million recorded during the fourth quarter of fiscal 2018).

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

Investing Activities

Ferrellgas Partners

Capital Requirements

Our business requires continual investments to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital expenditures for our business consist primarily of:

•

Maintenance capital expenditures. These capital expenditures include expenditures for betterment and replacement of property, plant and equipment, and from time to time, can include the purchase of assets that are oftentimes leased, rather than to generate incremental distributable cash flow. Examples of maintenance capital expenditures include a routine replacement of a worn-out asset or replacement of major vehicle components; and

•

Growth capital expenditures. These expenditures are undertaken primarily to generate incremental distributable cash flow. Examples include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

Fiscal 2019 v Fiscal 2018

Net cash used in investing activities was $124.3 million for fiscal 2019, compared to net cash provided by investing activities of $49.5 million for fiscal 2018. This increase in net cash used in investing activities is primarily due to a $146.9 million decrease in “Proceeds from sale of assets” which is primarily due to the fiscal 2018 midstream dispositions, as well as a $23.9 million increase in “Capital expenditures” and a $9.9 million increase in "Cash payments to construct assets in connection with future lease transactions", partially offset by a $4.6 million decrease in "Business acquisitions, net of cash acquired".

The increase in "Capital expenditures" is primarily due to increases in both maintenance capital expenditures and growth capital expenditures during fiscal 2019. The increase in maintenance capital expenditures is primarily related to the purchase of new propane delivery trucks funded through cash on hand, compared to fiscal 2018. Funding for these trucks, from time to time, can include the purchase of assets that are oftentimes leased. The increase in growth capital expenditures is primarily due to the continued rise in the number of cylinders and cages purchased to support increases in tank exchange sales and selling locations, as well as additional outlays for tank exchange production plants during fiscal 2019, compared to fiscal 2018. Increases in growth capital expenditures are also due to the number of cylinders purchased for industrial and commercial forklift sales, and to a lesser extent, increases in growth capital expenditures related to the purchase of new propane delivery trucks.

The decrease in "Business acquisitions, net of cash acquired" is attributable to seven smaller acquisitions by our Propane operations and related equipment sales segment during fiscal 2019 compared to the five acquisitions completed during fiscal 2018.

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

Financing Activities

Ferrellgas Partners

Fiscal 2019 v Fiscal 2018

Net cash provided by financing activities was $1.0 million for fiscal 2019, compared to net cash used in financing activities of $10.1 million for fiscal 2018. This decrease in cash flow used in financing activities was primarily due to a $76.6 million net reduction in short-term borrowings, a $29.4 million reduction in distributions, and an $18.0 reduction in cash paid for financing costs, partially offset by a $113.2 million net decrease in proceeds from long-term debt.

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

Distributions

During the three months ended October 31, 2018, Ferrellgas Partners paid a per unit distribution on all common units of $0.10 in connection with the distributions declared for the three month period ended July 31, 2018. No distribution on common units was made for the three month periods ended October 31, 2018, January 31, 2019, April 30, 2019 or July 31, 2019.

Total distributions paid to common unitholders during fiscal 2019, including the related general partner distributions, was $9.8 million. As discussed above, no distribution on common units was made in December 2018, March 2019 or June 2019 and will not be made in September 2019 for the three months ended July 31, 2019 or for any future quarterly period until Ferrellgas Partners’ fixed charge coverage ratio is at least 1.75x, or the indenture governing the notes of Ferrellgas Partners is amended or replaced.

Senior secured credit facilities

The Senior Secured Credit Facility consists of a $300.0 million revolving line of credit (the "Revolving Facility") as well as a $275.0 million term loan (the "Term Loan"), which mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021, except for the reclassification of the Term Loan from long-term to current. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent developments” for a discussion of a disagreement with the administrative agent under our Senior Secured Credit Facility and related reclassification of the $275 million Term Loan from long-term to current. Revolving Facility borrowings bear interest at the Prime Rate + 4.75% and Term Loan borrowings bear interest at LIBOR + 5.75%. The Revolving Facility includes a $125.0 million sublimit for the issuance of letters of credit. Borrowings under the Senior Secured Credit Facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions, within certain limits.

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

As of July 31, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 8.16%, which was classified as current, (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent developments” for a discussion of a disagreement with the administrative agent under our Senior Secured Credit Facility and related reclassification of the $275 million Term Loan from long-term to current), and $43.0 million under the Revolving Facility at a weighted average interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, Ferrellgas had available borrowing capacity under the Revolving Facility of $155.1 million. As of July 31, 2018, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 7.86%, which was classified as long-term debt, and $32.8 million under the Revolving Facility at an interest rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas had available borrowing capacity under the Revolving Facility of $159.3 million.

Letters of credit outstanding at July 31, 2019 and 2018 totaled $101.9 million and $107.9 million, respectively, and were used to secure insurance arrangements, product purchases, and commodity hedges. At July 31, 2019, Ferrellgas L.P. had remaining available letter of credit capacity of $23.1 million. At July 31, 2018, Ferrellgas L.P. had remaining available letter of credit capacity of $17.1 million. Ferrellgas L.P. incurred commitment fees of $1.0 million, $0.7 million, and $1.1 million in fiscal 2019, 2018 and 2017, respectively.

On June 6, 2019, Ferrellgas, L.P. entered into an amendment to the agreement governing its Senior Secured Credit Facility. Among other matters, the amendment updated the calculation of the fixed charge coverage ratio for purposes of the fixed charge coverage ratio in the agreement to exclude certain maintenance capital expenditures related to the purchase of new propane delivery trucks which have historically been leased. The amendment provides that up to a specified amount of such maintenance capital expenditures will not be deducted from consolidated EBITDA for purposes of the calculation. The operating partnership was in compliance with the fixed charge coverage ratio covenant, as amended, as of July 31, 2019.

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

Cash flows from our accounts receivable securitization facility increased $15.0 million, as we received net funding of $4.0 million from this facility during fiscal 2019 as compared to a reduction in net funding of $11.0 million from this facility during fiscal 2018.

Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of July 31, 2019, we had received cash proceeds of $62.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of July 31, 2019, the weighted average interest rate was 5.5%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs.

Debt issuances and repayments

See the “Senior secured credit facilities” subheading above for discussion about the $275.0 million Term Loan entered into during fiscal 2018, in connection with our entry into the Senior Secured Credit Facility.

During August 2017, we completed an offer to exchange $175.0 million principal amount of our 8.625% unsecured senior notes due 2020, which were registered under the Securities Act, for a like principal amount of our outstanding and unregistered 8.625% senior notes due 2020, which were issued in January 2017. As of July 31, 2019, our outstanding and unregistered 8.625% senior notes due 2020 are classified as current. See Note H – Debt for additional detail.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions paid, as discussed below.

Cash distributions paid

The operating partnership paid cash distributions of $41.1 million and $71.0 million during fiscal 2019 and 2018, respectively.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $281.6 million for fiscal 2019, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

		Distributions
	Common unit	(in thousands)
	ownership at	paid during the nine year ended
	July 31, 2019	July 31, 2019
Ferrell Companies (1)	22,529,361	$2,253
FCI Trading Corp. (2)	195,686	20
Ferrell Propane, Inc. (3)	51,204	5
James E. Ferrell (4)	4,763,475	476

(1)

Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at July 31, 2019.

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

During fiscal 2019, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.1 million.

As discussed previously, Ferrellgas Partners was not in compliance with the consolidated fixed charge coverage ratio under its indenture, and thus was unable to make restricted payments, including distributions to unitholders after September 2018.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2019:

	Payment or settlement due by fiscal year
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt, including current portion (1)	$634,052	$501,842	$476,187	$500,756	$292	$544	$2,113,673
Fixed rate interest obligations (2)	129,104	98,313	49,781	33,750	—	—	310,948
Operating lease obligations (3)	44,392	36,134	26,312	20,432	17,196	17,414	161,880
Operating lease buyouts (4)	3,073	4,371	6,421	3,527	1,238	14,433	33,063
Contractual exit costs (5)	—	—	—	11,450	—	—	11,450
Pension withdrawal liability (6)	284	284	284	284	284	3,947	5,367
Purchase obligations:
Product purchase commitments (7)	42,980	—	—	—	—	—	42,980
Total	$853,885	$640,944	$558,985	$570,199	$19,010	$36,338	$2,679,361
Underlying product purchase volume commitments (in gallons)	85,848	—	—	—	—	—	85,848

(1)

We have long-term payment obligations under agreements such as the indentures governing our senior notes and our Senior Secured Credit Facility. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. The Senior Secured Credit Facility, including the Term Loan, will mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021, except for the reclassification of the Term Loan from long-term to current. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent developments” for a discussion of a disagreement with the administrative agent under our Senior Secured Credit Facility and related reclassification of the $275 million Term Loan from long-term to current. The obligations under the Term Loan are included in the 2020 column above. The obligation under the Revolving Facility are not included in the table above. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our Term Loan portion of our Senior Secured Credit Facility, a variable rate debt obligation. As of July 31, 2019, variable rate interest on our outstanding balance of this long-term variable rate debt of $275.0 million would be $22.4 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our Senior Secured Credit Facility.

(3)

We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.

(4)	Operating lease buyouts represents the maximum amount we will pay to exercise our right to buyout the assets at the end of their lease term.
(5)

During fiscal 2018, Ferrellgas recognized exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various Midstream dispositions described in Note C – Acquisitions, dispositions and other significant transactions, and for which Ferrellgas does not anticipate any future economic benefit. Also see Note N – Continencies and committments for additional detail on the exit costs liability.

(6)	These payments relate to a liability incurred in connection with the withdrawal from certain pension plans.
(7)

We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2019 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt, including current portion (1)	$277,052	$501,842	$476,187	$500,756	$292	$544	$1,756,673
Fixed rate interest obligations (2)	$98,313	$98,313	$49,781	$33,750	$—	$—	$280,157

(1)

The operating partnership has long-term payment obligations under agreements such as the operating partnership’s  indentures governing its senior notes and its Senior Secured Credit Facility. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. The Senior Secured Credit Facility, including the Term Loan, will mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021, except for the reclassification of the Term Loan from long-term to current. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent developments” for a discussion of a disagreement with the administrative agent under our Senior Secured Credit Facility and related reclassification of the $275 million Term Loan from long-term to current. The obligations under the Term Loan are included in the 2020 column above. The obligations under the Revolving Facility are not included in the table above. For additional information regarding the operating partnership’s debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our Term Loan portion of our Senior Secured Credit Facility, a variable rate debt obligation. As of July 31, 2019, variable rate interest on our outstanding balance of this long-term variable rate debt of $275.0 million would be $22.4 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our Senior Secured Credit Facility.

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

Our off-balance sheet arrangements include the leasing of transportation equipment, property, plant and office equipment and letters of credit available under our Senior Secured Credit Facility.

The leasing of transportation equipment, property, plant and office equipment is accounted for as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing.

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment at the end of the lease term will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $9.6 million as of July 31, 2019. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

See discussion about our letters of credit available under our Senior Secured Credit Facility and the sale of accounts receivable to our accounts receivable securitization facility both in “Liquidity and Capital Resources.”

Adoption of New Accounting Standards

Below is a listing of recently issued accounting pronouncements that we have not yet adopted as of July 31, 2019.

Title of Guidance	Effective Date
Accounting Standard Update No. 2016‑02, “Leases (Topic 842)”	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2018

Accounting Standard Update No. 2016‑13, “Financial Instruments - Credit Losses (Topic 326)”	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2019

Accounting Standard Update No. 2017‑12, “Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities”	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2018

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2019, 2018 or 2017.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2019, 2018 or 2017.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2019, 2018 or 2017, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

Our recorded intangible assets primarily include the estimated value assigned to certain customer-related and contract-based assets representing the rights we own arising from the acquisition of propane distribution companies and related contractual agreements. A customer-related or contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. We believe that trademarks and trade names have an indefinite useful life due to our intention to utilize all acquired trademarks and trade names. When necessary, the intangible assets’ useful lives are revised and the impact on amortization will be reflected on a prospective basis. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the entity, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, (5) the effects of obsolescence, demand, competition, and other economic factors and (6) the level of maintenance required to obtain the expected future cash flows.

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2019, 2018 or 2017, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and may also be required to reduce the subsequent useful life of the asset. Any such write-down of the value and any unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating expense at that time.

We did not recognize any impairment losses related to our intangible assets during fiscal 2019. For additional information regarding our intangible assets, see Note B – Summary of significant accounting policies and Note G – Goodwill and intangible assets, net - to our consolidated financial statements.

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

Stock-based compensation

We utilize a binomial valuation tool to compute an estimated fair value of stock-based awards at each balance sheet date. This valuation tool requires a number of inputs, some of which require an estimate to be made by management. Significant estimates include our computation of volatility, the number of groups of employees, the expected term of awards and the forfeiture rate of awards:

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have one reporting unit for goodwill impairment testing purposes. As of July 31, 2019,  this reporting unit contains goodwill that is subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2019. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Our risk management activities include the use of financial derivative instruments including, but not limited to, price futures,  swaps, options and basis swaps to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments with brokers who are clearing members with the Intercontinental Exchange or the Chicago Mercantile Exchange and, to a lesser extent, directly with third parties in the over-the-counter market. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on our financial statements until settled.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2019 and July 31, 2018, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $8.0 million and $13.7 million as of July 31, 2019 and July 31, 2018, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

Credit risk

We maintain credit policies with regard to our counterparties that we believe significantly reduce overall credit risk. These policies include evaluating and monitoring counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines.

Our other counterparties principally consist of major energy companies that are suppliers, marketers, wholesalers, retailers and end users and major U.S. financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may be similarly impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Termination of Bridger agreement with Jamex Marketing, LLC,” and elsewhere in this Annual Report on Form 10‑K, on September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note (“Jamex Secured Promissory Note”) in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA.

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

Interest Rate Risk

At July 31, 2019, we had $380.0 million in variable rate Senior Secured Credit Facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $3.8 million for fiscal 2020. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a‑15(e) or 15d‑15(e) under the Exchange Act, were effective as of July 31, 2019.

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2019, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) or 15d‑15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework , our management concluded that our internal control over financial reporting was effective as of July 31, 2019.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, as of July 31, 2019, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the most recent fiscal quarter ended July 31, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas Partners, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of July 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended July 31, 2019, and our report dated October 15, 2019 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

October 15, 2019

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of October 15, 2019. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	79	1984	2016	Interim Chief Executive Officer and President; Chairman of the Board of Directors

William E. Ruisinger	45	N/A	2018	Chief Financial Officer;Treasurer (Principal Financial and Accounting Officer)

Bryan J. Wright	48	N/A	2018	Senior Vice President; Chief Operating Officer

Tamria A. Zertuche	48	N/A	2019	Senior Vice President; Chief Information Officer

Pamela A. Breuckmann	43	2013	N/A	Director

Stephen M. Clifford	59	2015	N/A	Director

A. Andrew Levison	63	1994	N/A	Director

John R. Lowden	62	2003	N/A	Director

Michael F. Morrissey	77	1999	N/A	Director

James K. Schwartz	57	2018	N/A	Director

James E. Ferrell – On September 27, 2016, Mr. Ferrell was appointed Interim Chief Executive Officer and President by the Board of Directors of Ferrellgas, Inc. Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of Ferrellgas, Inc. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council. Mr. Ferrell brings to the Company significant experience in propane and midstream operations and valuable knowledge of the company’s operating history.

William E. Ruisinger – Mr. Ruisinger joined our general partner in 2012 as Director of Accounting.  He was promoted to Corporate Controller in 2015, Vice President of Treasury and Investor Relations in 2017 and Chief Financial Officer in 2018.  Prior to joining the Company, Mr. Ruisinger served various roles within the Assurance practice of Deloitte, LLP from 1997 to 2012.  Mr. Ruisinger graduated from the University of Kansas with Bachelor of Science degree in Accounting.  He also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2003.

Bryan J. Wright – With 20 years of tenure at Ferrellgas, Mr. Wright became the Chief Operating Officer in February 2019.  He has held many key leadership roles within operations that positioned him well to assume his current responsibility.  He became a Regional Vice President in 2011 and then a Vice President of Sales in 2014.  After his Senior Vice President of Administration role in 2015, he became Senior Vice President of Operations later that same year.  In 2017 he became the Regional Vice President of Operations and finally the Interim Chief Operating Officer in November 2018.

Tamria A. Zertuche – Ms. Zertuche joined Ferrellgas in 2004 when the company acquired Blue Rhino, where she was employed as Senior Director of IT.  In 2010, she was promoted to the leadership team for the Blue Rhino brand. Ms. Zertuche was promoted again to VP of Information Technology in 2016 and to SVP of Business Operations and Chief Information Officer in 2019. Prior to joining the Company, Ms. Zertuche served in various roles in the financial services and retail industries. Ms. Zertuche graduated from UW-Whitewater with a Bachelor of Business Administration in Management Computer Systems.  She also holds an Master of Business Administration from Colorado State University, and she is currently completing a Doctoral program in Organizational Learning, Performance, and Change at the same institution.

Pamela A. Breuckmann – Ms. Breuckmann was elected to the Board of Directors in 2013. In addition, during 2018, Ms. Breuckmann was appointed a co-plan administrator of the Ferrell Companies, Inc. Employee Stock Ownership Plan, by the Board of Directors of Ferrell Companies, Inc. Since 2011, Ms. Breuckmann has served as the President and since January 2015, Chief Executive Officer of Ferrell Capital, Inc., a company established in 1998 to manage the financial, business and personal affairs of the Ferrell family. Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, she is the President and Chief Operating Officer of Samson Capital Management, LLC. This SEC registered investment advisory business specializes in managing Master Limited Partnership securities for investors. During 2018, Ms. Breuckmann became the President of Mosaic, LLC, the private family trust company for the Ferrell family, registered under the Banking regulations in the State of Tennessee. The blend of Ms. Breuckmann’s investment experience, accounting background and finance roles give her a unique perspective that serves the Board of Directors well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP. We consider Ms. Breuckmann to be a financial expert. Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting. She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.

Stephen M. Clifford – Mr. Clifford joined the Board of Directors in 2015 and is the chairman of the Corporate Governance and Nominating Committee and is a member of the Audit Committee. Mr. Clifford has served as Chief Operating Officer of PBI Gordon Corporation since July 2018. Mr. Clifford retired from Ernst & Young in July 2015 after having served as the Managing Partner of Ernst & Young’s Kansas City, Missouri office from 1999 until his retirement. His career at Ernst & Young spanned a total of 32 years, including 18 years as an assurance partner and 30 years as a Certified Public Accountant. During his tenure as the Managing Partner of the Kansas City office, Mr. Clifford was also a member of the executive committee for Ernst & Young’s Midwest Area, which was responsible for nearly 4,000 professionals across the Midwest. In addition to his role as the Managing Partner, Mr. Clifford served as the coordinating partner responsible for external audit engagements, including audits of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, as well as internal audit and advisory engagements for numerous companies in the Fortune 1000, as well as numerous large and high growth private companies during his career. Mr. Clifford is the past Chairman of the Board for the Leukemia and Lymphoma Society, a member of the Board of Directors and Chair of the audit committee for the Archdiocese of Northeast Kansas, and the past Chair of the Board of Directors Executive Committee for Cristo Rey High School of Kansas City. Mr. Clifford brings to the Board many years of experience as a leader and assurance partner of a major accounting firm and extensive experience in developing and executing growth strategies, acquisitions, and capital transactions. We consider Mr. Clifford to be an audit committee financial expert. Mr. Clifford obtained his Bachelor of Science and Business Administration, Finance & Accounting degree from Texas Christian University.

A. Andrew Levison – Mr. Levison has served on the Board of Directors since 1994 and is a member of the Board’s Compensation Committee and the Board’s Corporate Governance and Nominating Committee. For the past five years Mr. Levison has served as the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich,

Connecticut-based, private merchant banking firm and serves on the Boards of Directors of Presidio Partners, LLC, and the Levison/Present Foundation at Mount Sinai Hospital in New York City. Mr. Levison obtained his Bachelor of Science degree in Finance from Babson College.

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

John R. Lowden – Mr. Lowden was appointed to the Board of Directors in 2003 and chairs the Board’s Compensation Committee and is a member of the Board’s Corporate Governance and Nominating Committee. Since 2001, Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of Metpar Industries, Inc. and JN Industries, LLC and serves as a director of Ingles Markets Inc. and serves on the Board of Trustees of Wake Forest University. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

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

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee and serves on the Board’s Corporate Governance and Nominating Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. For the past six years Mr. Morrissey has served as a board member on the boards of directors of various companies, and currently serves on the Board of Directors and its Compensation Committee and as Audit Committee Chairman of Waddell & Reed Financial, Inc. (since 2010).

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

James K. Schwartz – Mr. Schwartz joined the Board of Directors in May of 2018. Mr. Schwartz earned a Bachelor of Science degree in Accounting and Business Administration from the University of Kansas and earned his certified public accounting certificate. After working over seven years for Ernst & Young in the firm’s audit practice, he joined NPC International, Inc.  (“NPC”) in 1991 serving multiple roles including its Vice President of Finance, Treasurer and Chief Financial Officer, Chief Operating Officer and its President and Chief Executive Officer. He served as a director of NPC since 1996 and acted as its Chairman since 2006. In 2018, Mr. Schwartz transitioned to Chairman of NPC’s Executive Committee. Today, NPC is the fifth largest restaurant operating company in the United States. In addition, Mr. Schwartz served as Chairman of the Board of Pei Wei Asian Diner, LLC until its sale in May 2019 and was previously a director of Freightquote.com which was sold to CH Robinson, Inc. in 2014. Mr. Schwartz has also served in a director capacity of other private or non-profit entities. In 2013, Mr. Schwartz was named the Ernst & Young Central Midwest Retail Entrepreneur of the Year. He was named the University of Kansas School of Business Distinguished Alumnus in 2016. Mr. Schwartz’s qualification to serve on our Board of Directors is based on his extensive multi-unit operational knowledge, his management and financial experience and his proven track record of effective leadership and enterprise growth.

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

913‑661‑1533

investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference into this report herein, are not part of this report and are not incorporated by reference into this report.

The Board has affirmatively determined that Messrs. Levison, Lowden, Morrissey, Schwartz, and Clifford, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules. In conjunction with regular Board meetings, these non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

Audit Committee

The Board has a designated Audit Committee comprised of Messrs. Morrissey, Clifford and Schwartz. Mr. Morrissey is the Chairman of the Audit Committee. Mr. Morrissey, Mr. Clifford and Mr. Schwartz each has been determined by the Board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the NYSE and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the NYSE and the SEC. The Board has determined that all of the members of the Audit Committee are “independent” as described under the relevant standards.

The Audit Committee charter requires the Audit Committee to pre-approve all engagements with any independent registered public accounting firm, including all engagements regarding the audit of the financial statements of each of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. and all permissible non-audit engagements with the independent registered public accounting firm. Additionally, the Audit Committee oversees the internal audit function for each of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas Finance Corp., and such other duties as directed by the Board. The Audit Committee charter is available on the company’s website.

Limitation on Directors Participating on Audit Committees

The Board has adopted a policy limiting the number of public company audit committees its directors may serve on to three at any point in time. If a director desires to serve on more than three public company audit committees, he or she must first obtain the written permission of the Board.

Corporate Governance and Nominating Committee

The Board has a designated Corporate Governance and Nominating Committee, comprised of Messrs. Clifford, Levison and Morrissey. Mr. Clifford is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards. The Corporate Governance and Nominating Committee charter is available on the company’s website.

Compensation Committee

The Board has a designated Compensation Committee, comprised of Messrs. Lowden, Levison and Schwartz. Mr. Lowden is the Chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate. The Compensation Committee charter is available on the company’s website.

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

913‑661‑1533

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

913‑661‑1533

investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference into this report herein, are not part of this report and are not incorporated by reference into this report.

We intend to disclose, within four business days, any amendment to the Code of Business Conduct and Ethics and the Code of Ethics for Principal Executive and Financial Officer on our website. Any waivers from the Code of Ethics for Principal Executive and Financial Officer will also be disclosed on our website.

Compensation of our General Partner

Our general partner receives no management fee or similar compensation in connection with its management of our business and receives no remuneration other than:

(1)	distributions on its combined approximate 2% general partner interest in Ferrellgas Partners and the operating partnership; and
(2)	reimbursement for:
•	all direct and indirect costs and expenses incurred on our behalf;
•	all selling, general and administrative expenses incurred by our general partner on our behalf; and
•	all other expenses necessary or appropriate to the conduct of our business and allocable to us.

The selling, general and administrative expenses reimbursed include specific employee benefits and incentive plans for the benefit of the executive officers and employees of our general partner.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our general partner’s officers and directors, and persons who beneficially own more than 10% of our common units, to file reports of beneficial ownership and changes in beneficial ownership of our common units with the SEC. These forms filed by them include Forms 3, 4 and 5 and any amendments thereto.

To our knowledge, based solely on its review of the copies of such Section 16(a) forms and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2019 all Section 16(a) filing requirements applicable to the officers and directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner, except for the filing of a Form 3 by Tamria Zertuche which was inadvertently filed late. Ms. Zertuche was appointed as an executive officer on March 1, 2019 and filed her Form 3 on July 30, 2019.

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Lowden, Levison and Schwartz. None of its members were officers or employees of the general partner or any of its subsidiaries prior to or during fiscal 2019. None of its members has any relationship required to be disclosed under this caption under the rules of the SEC.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2019. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on Ferrellgas Partners.

Compensation Discussion and Analysis

Compensation Committee Report

As of October 8, 2019, the Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:

John R. Lowden

A. Andrew Levison

James K. Schwartz

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2019, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2019, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2019 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2019 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Named Executive Officers

James E. Ferrell, Interim Chief Executive Officer and President; Chairman of the Board of Directors
William E. Ruisinger, Chief Financial Officer, Treasurer
Bryan J. Wright, Senior Vice President and Chief Operating Officer
Tamria A. Zertuche, Senior Vice President and Chief Information Officer
Doran N. Schwartz, Former Senior Vice President and Chief Financial Officer, Treasurer (1)
Trenton D. Hampton, Former Senior Vice President and Chief Operating Officer (2)

(1)	On November 21, 2018, Mr. Schwartz resigned as Senior Vice President and Chief Financial Officer, Treasurer.
(2)	On November 21, 2018, Mr. Hampton resigned as Senior Vice President and Chief Operating Officer.

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

Role of Management

Our Chief Executive Officer formulates preliminary compensation recommendations for all NEOs, including himself. These recommendations are subject to review and approval by the Compensation Committee. Our Chief Executive Officer and the Compensation Committee utilized market compensation survey data provided in a prior year, which is used to create salary range benchmarks for each NEO’s compensation.

Our compensation philosophy includes benchmarking executive positions using national market data from companies of similar revenue size to us. Data used to compare executive compensation is derived from the survey data obtained from Mercer, LLC. (“Mercer”), a health, wealth, and career consulting firm, using its United States Mercer benchmark database (the “Mercer database”). The Mercer database contains data from approximately 3,074 organizations and over 5,120 positions. Data obtained was used to compare NEOs’ current base salaries and total direct compensation and set salary ranges. Mercer did not provide any formal consulting services.

Components of Named Executive Officer Compensation

During fiscal 2019, elements of compensation for our NEOs consisted of the following:

•	base salary;
•	discretionary bonus;
•	equity-based incentive compensation plan;
•	employee stock ownership plan; and
•	deferred compensation plans.

Base Salary

Our Chief Executive Officer formulates preliminary base salary recommendations for all NEOs, including himself. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee compensation survey data is utilized to provide market data that is used to create benchmarks for each NEO’s base salary. These benchmarks refer to the high and low end of the ranges, rather than a specific point within the range. The following table identifies the low and high ends of the base salary range included in the market data:

	Low Point	High Point
Chief Executive Officer	$557,700	$849,900
Chief Operating Officer	376,600	567,400
Chief Financial Officer	361,600	518,500
Chief Information Officer	253,600	374,800

Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of salary paid to each NEO during fiscal year 2019 is displayed in the “Salary” column of the Summary Compensation Table.

2019 Annual
Named Executive Officer	Base Salary
James E. Ferrell (1)	$—
Bryan J. Wright	400,000
William E. Ruisinger	375,000
Tamria A. Zertuche	350,000
Doran N. Schwartz (2)	425,000
Trenton D. Hampton (3)	425,000

(1)

Mr. Ferrell elected not to receive a salary due to his status as interim Chief Executive Officer and his position as Chairman of the Board of Directors. Mr. Ferrell receives compensation in respect to his service on the Board of Directors, as described below.

(2)	On November 21, 2018, Mr. Schwartz resigned as Senior Vice President and Chief Financial Officer, Treasurer.
(3)	On November 21, 2018, Mr. Hampton resigned as Senior Vice President and Chief Operating Officer.

Discretionary Bonus

Our Chief Executive Officer has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by a NEO that our Chief Executive Officer believes exceeded expectations in operational or strategic objectives during the last fiscal year. There were no discretionary bonuses paid to any NEO in respect of fiscal 2019.

Equity-based Incentive Compensation Plan

We have an equity-based incentive compensation plan, the Ferrell Companies Incentive Compensation Plan (the “ICP”), in which our NEOs are permitted to participate. The amount of compensation cost related to the ICP incurred for each NEO is displayed in the “Option Awards” column of the Summary Compensation Table.

The ICP was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other equity-linked incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. Options granted under the ICP vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Awards generally expire ten years from the date of issuance.

Options or SARs are granted under the ICP periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third-party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the ESOP (as defined below). All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which includes our Chief Executive Officer. Awards granted to NEOs must also be approved by the Compensation Committee. No stock option awards, SARs, performance shares or other incentives payable in cash or in stock were granted under the ICP to NEOs in fiscal 2019.

Employee Stock Ownership Plan

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan (the “ESOP”), an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2019 is included in the “All Other Compensation” column of the Summary Compensation Table.

Twice per year and in accordance with the ESOP, each NEO’s ESOP account receives an allocation of Ferrell Companies shares. This allocation, as determined by the ESOP, is based on the following: a) the relative percentage of the NEO’s base salary, discretionary bonus, and corporate incentive plan payment made during the period to all eligible employee compensation (if applicable), subject to certain limitations under Section 415 of the Internal Revenue Code, and b) shares owned from previous allocations. NEOs vest in their account balances as follows:

Number of Completed Years of Service	Vested Percent
Less than 3 years	—%
3 years	20%
4 years	40%
5 years	60%
6 years	80%
7 years or more	100%

NEOs are entitled to receive a distribution for the vested portion of their accounts at specified times in accordance with the ESOP for normal or late retirement, disability, death, resignation, or dismissal.

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “401(k) Investment Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a non-qualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2019 is included in the “All Other Compensation” column of the Summary Compensation Table.

401(k) Investment Plan (“401(k) Plan”) – The Ferrell Companies, Inc. 401(k) Investment Plan is a qualified defined contribution plan, which includes both employee contributions and employer matching contributions. All employees of our general partner or any of its direct or indirect wholly-owned subsidiaries, including NEOs, who are not part of a collective bargaining agreement are eligible to participate in the 401(k) Plan. The 401(k) Plan has a 401(k) feature allowing all eligible employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the 401(k) Plan.  It also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the 401(k) Plan.

Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 6% of their eligible compensation to the 401(k) Plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to the 401(k) Plan and the SSP (as defined below) combined. Employee contributions are 100% vested, while the company’s matching contributions vest ratably over the first five years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by the 401(k) Plan.

Supplemental Savings Plan (“SSP”) – The Ferrell Companies, Inc. Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that such employees would have received under the terms of the 401(k) feature of the above 401(k) Plan based on such members’ deferral elections thereunder, but which could not be provided under the 401(k) feature of the 401(k) Plan due to the application of certain “Highly Compensated Employee” IRS rules and regulations.

This non-qualified plan is available to all employees who have been designated as “Highly Compensated” as defined in the Internal Revenue Code. NEOs are allowed to make, subject to Internal Revenue Code limitations, pre-tax contributions to the SSP of up to 25% of their eligible compensation. We provide a 50% matching contribution of the first 8% of all eligible contributions made to the SSP and the above 401(k) Plan combined. Employee contributions are 100% vested, while our matching contributions vest ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are identical to the investment options offered under the 401(k) Plan.

Summary Compensation Table

The following table sets forth the compensation of our NEOs for the last three fiscal years:

				Option	Non-Equity
			Bonus	Awards	Incentive Plan	All Other
		Salary	(1)	(2)	Compensation	Compensation	Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)	($)	($)
James E. Ferrell (3)	2019	—	—	—	—	200,000	200,000
Interim Chief Executive Officer and President;	2018	—	—	124,250	—	253,250	377,500
Chairman of the Board of Directors	2017	—	—	—	—	200,000	200,000
William E. Ruisinger	2019	283,876	—	—	—	18,022	301,898
Chief Financial Officer; Treasurer
Bryan J. Wright	2019	332,550	—	—	—	22,190	354,740
Senior Vice President and Chief Operating Officer
Tamria A. Zertuche	2019	295,481	—	—	—	20,173	315,654
Senior Vice President and Chief Information Officer
Doran N. Schwartz (4)	2019	155,288	—	—	—	703,164	858,452
Former Senior Vice President and	2018	326,923	136,117	106,500	—	9,164	578,704
Chief Financial Officer; Treasurer
Trenton D. Hampton (5)	2019	155,288	—	—	—	717,438	872,726
Former Senior Vice President and	2018	388,342	—	106,500	—	20,071	514,913
Chief Operating Officer

(1)	This amount relates to a sign-on bonus payment.
(2)

See Note B – Summary of significant accounting policies (16) Stock-based plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718  Compensation - Stock Compensation. The option awards issued during fiscal 2018 were subsequently cancelled.

(3)

Mr. Ferrell elected not to receive a salary due to his status as interim Chief Executive Officer and his position as Chairman of the Board of Directors. The amounts in the “All Other Compensation” column represent compensation in respect of his service on the Board of Directors, which is further described in the table below.

(4)	On November 21, 2018, Mr. Schwartz resigned as Senior Vice President and Chief Financial Officer, Treasurer.
(5)	On November 21, 2018, Mr. Hampton resigned as Senior Vice President and Chief Operating Officer.

The “All Other Compensation” column of the Summary Compensation Table consisted of the following:

		ESOP	401(k) Plan	SSP			Total All Other
		Allocations	Match	Match	Other		Compensation
Name	Year	($)	($)	($)	($)		($)
James E. Ferrell (a)	2019	—	—	—	200,000		200,000
	2018	—	—	—	253,250		253,250
	2017	—	—	—	200,000		200,000
William E. Ruisinger	2019	9,506	8,516	—	—		18,022
Bryan J. Wright	2019	12,182	10,008	—	—		22,190
Tamria A. Zertuche	2019	11,309	8,864	—	—		20,173
Doran N. Schwartz (b)	2019	—	87	—	703,077	(d)	703,164
	2018	—	9,164	—	—		9,164
Trenton D. Hampton (c)	2019	5,478	710	—	711,250	(e)	717,438
	2018	9,787	9,274	1,010	—		20,071

(a)

Mr. Ferrell received $200,000 of fees paid in cash in respect of his service on the Board during each of fiscal 2019, fiscal 2018 and fiscal 2017. Mr. Ferrell also received $53,250 in option awards in respect of his service on the Board during fiscal 2018, which was calculated consistent with Note (2) to this Summary Compensation Table.

(b)	On November 21, 2018, Mr. Schwartz resigned as Senior Vice President and Chief Financial Officer, Treasurer.
(c)	On November 21, 2018, Mr. Hampton resigned as Senior Vice President and Chief Operating Officer.
(d)

This amount represents $690,000 for severance and $13,077 for earned and unpaid vacation, pursuant to the Separation Agreement and Release, dated December 1, 2018, by and between Ferrellgas, Inc. and its parents, subsidiaries and affiliates, and Mr. Schwartz.

(e)

This amount represents $690,000 for severance and $21,250 for earned and unpaid vacation, pursuant to the Separation Agreement and Release, dated December 1, 2018, by and between Ferrellgas, Inc. and its parents, subsidiaries and affiliates, and Mr. Hampton.

Narrative Disclosure to Summary Compensation Table

During fiscal 2019 there was not a non-equity incentive plan in effect.

Grants of Plan-Based Awards

During fiscal 2019 there were no plan-based awards granted to NEOs under the ICP.

Outstanding Equity Awards at Fiscal Year End

The following table lists information concerning our NEOs’ outstanding equity awards under the Ferrell Companies Incentive Compensation Plan as of July 31, 2019. Messrs. Schwartz and Hampton did not have any outstanding equity awards as of July 31, 2019.

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised Options	Unexercised Options		Exercise	Option
Name	(#) Exercisable	(#) Unexercisable		Price ($)	Expiration Date
James E. Ferrell (1)	26,300	—		21.92	10/31/2022
	22,500	—		21.92	1/31/2023
	108,560	—		24.65	10/31/2023
William E. Ruisinger	2,000	—		21.92	2/27/2023
	40,000	—		27.40	7/31/2026
Bryan J. Wright	897	—		31.65	1/31/2025
	3,264	816	(2)	31.65	1/31/2025
	113,472	28,368	(3)	31.15	7/31/2025
	463	—		31.45	10/31/2025
	816	544	(4)	27.40	7/31/2026
Tamria A. Zertuche	520	—		22.36	8/31/2023
	472	118	(5)	31.65	10/31/2024
	2,106	1,404	(4)	27.40	7/31/2026
	29,700	15,300	(6)	27.40	8/29/2026

(1)	At July 31, 2019, Mr. Ferrell also had 157,360 SAR awards outstanding in respect to his service on the Board of Directors.
(2)	These options will fully vest on January 31, 2020.
(3)	These options will fully vest on July 31, 2020
(4)	These options will fully vest on July 31, 2021.
(5)	These options will fully vest on October 31, 2019.
(6)	These options will fully vest on August 29, 2019.

Option Exercises and Equity Award Vesting

During fiscal 2019, no NEO equity awards vested except as described above, and there were no NEO equity awards exercised.

Non-qualified Deferred Compensation

The following table lists information concerning our NEOs’ non-qualified SSP account activity during fiscal  2019:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
	Last FY	Last FY (1)	Last FY	Distributions	Last FYE (2)
Name	($)	($)	($)	($)	($)
James E. Ferrell	—	—	—	—	—
William E. Ruisinger	3,512	—	326	—	9,559
Bryan J. Wright	—	—	—	—	—
Tamria A. Zertuche	—	—	1,438	—	30,761
Doran N. Schwartz (3)	—	—	—	—	—
Trenton D. Hampton (4)	—	—	14,587	(323,603)	—

(1)	Amounts are included in the Summary Compensation Table above.
(2)

The portion of this amount representing registrant contributions made in years prior to fiscal 2019 is or was previously reported as compensation to the NEO in the Summary Compensation Table for the years in which such contributions were made.

(3)	On November 21, 2018, Mr. Schwartz resigned as Senior Vice President and Chief Financial Officer, Treasurer.
(4)	On November 21, 2018, Mr. Hampton resigned as Senior Vice President and Chief Operating Officer.

Potential Payments Upon Termination or Change in Control

During fiscal 2019, there were no agreements, plans, or arrangements in effect obligating us to make payments to a NEO upon termination or change in control other than the ICP described above under “Equity-based Incentive Compensation Plan.” Had such a change in control of Ferrell Companies occurred on July 31, 2019, the last business day of fiscal 2019, all SARs issued thereunder were valued at zero and, accordingly, no payment thereunder would have been due to any of our NEOs.

CEO Pay Ratio

We determined our median employee as of July 31, 2019 based on total compensation during fiscal 2019. The annual total compensation of our median employee for fiscal 2019 was $46,887 (the “Median Compensation”). The Median Compensation includes annualized wages, overtime, bonus, commission, retirement benefits, and equity compensation.  Base pay was annualized in the case of full-time employees who were hired during fiscal 2019. The annual total compensation of our CEO during fiscal 2019 was $200,000, as reflected in the Summary Compensation Table. As described in the Summary Compensation Table, our CEO elected not to receive a salary in respect of his CEO role during fiscal 2019 because he is serving in the CEO role on an interim basis, and his only compensation received during fiscal 2019 was in respect of his service on the Board of Directors. Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 4.27.

This pay ratio is intended to be a reasonable estimate calculated in a manner consistent with SEC rules and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on such employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.  Moreover, for the reasons described above, we would expect that the annual total compensation of a permanent CEO would be substantially higher than the annual total compensation received by our interim CEO during fiscal 2019.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2019 was $125,000 per year. Additionally, each Board member accrues $12,500 per calendar quarter, as part of an incentive bonus plan, which is paid out the following year on January 1 if they are still an active Board member. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member. The Chairman of the Board received an additional $75,000 in cash compensation, and the respective Chairman of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee received an additional $17,500, $11,250, and $11,250, respectively.

Our Chief Executive Officer formulates preliminary annual director fee and SAR awards recommendations for each Board member. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee,  publicly available board of director compensation data within our industry is reviewed to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package.

SAR awards for non-employee members of the Board are determined utilizing competitive compensation data that is gathered on an annual basis. Annually we compare the compensation of our Board with the compensation levels and practices of companies that are of similar size and operate in similar industries. We utilize that data to analyze the compensation of our non-employee members of the Board and ensure that we are competitive in the marketplace for compensating our Board. SAR awards are one element of that compensation, and the actual awards that are granted are determined on a discretionary basis. All SAR awards granted to our non-employee directors have an exercise price equal to the most recently published semi-annual valuation that is performed on Ferrell Companies for the purposes of the ESOP. No SAR awards were granted to our non-employee directors during fiscal 2019.

The following table sets forth the compensation of our non-employee directors for the last completed fiscal year. Mr. Ferrell, who serves as the Chairman of the Board of Directors of our general partner, is also the Interim Chief Executive Officer and President of our general partner, and all compensation for his service on the Board of Directors of our general partner is included in the Summary Compensation Table above.

	Fees Paid in	Option	All Other	Total
Name	Cash ($)	Awards ($)	Compensation ($)	($)
James K. Schwartz (1)	89,167	—	—	89,167
A. Andrew Levison (2)	89,167	—	—	89,167
John R. Lowden (2)	100,417	—	—	100,417
Michael F. Morrissey (3)	106,667	—	—	106,667
Pamela A. Breuckmann (4)	89,167	—	—	89,167
Stephen M. Clifford (5)	100,417	—	—	100,417

(1)	At July 31, 2019, this director had no SAR awards outstanding.
(2)	At July 31, 2019, this director had 90,000 SAR awards outstanding.
(3)	At July 31, 2019, this director had 109,000 SAR awards outstanding.
(4)	At July 31, 2019, this director had 33,000 SAR awards outstanding.

(5)	At July 31, 2019, this director had 50,000 SAR awards outstanding.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of October 15, 2019, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;
•	persons that are directors, nominees or named executive officers of our general partner; and
•	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

		Units	Percentage
Title of class	Name and address of beneficial owner	beneficially owned	of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	22,776,251	23.4
	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS 66210	4,763,475	4.9
	William E. Ruisinger	2,200	*
	Bryan J. Wright	—	*
	Tamria A. Zertuche	—	*
	Doran N. Schwartz	4,000	*
	Trenton D. Hampton (1)	13,107	*
	A. Andrew Levison	21,800	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	6,000	*
	Stephen M. Clifford	17,000	*
	Pamela A. Breuckmann	41,914	*
	James K. Schwartz	—	*
	All Directors and Executive Officers as a Group in fiscal 2019	4,874,496	5.0

*Less than one percent

(1) On November 21, 2018, Mr. Hampton resigned as Senior Vice President and Chief Operating Officer. The number of units listed in the table reflects the units disclosed in Mr. Hampton’s Form 4 filed with the SEC on March 13, 2018, which is Mr. Hampton’s most recent filing under Section 16 of the Exchange Act.

Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d‑3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof, and/or to dispose or direct the disposition thereof, or has the right to acquire either of those powers within 60 days.

All common stock of Ferrell Companies, Inc.  (“FCI shares”) held in the Ferrell Companies, Inc. Employee Stock Ownership Trust (the “Trust”) is ultimately voted by the appointed trustee. The current independent trustee (the “Trustee”) of the Trust is GreatBanc Trust Company. Each participant in the Ferrell Companies, Inc. Employee Stock Ownership Plan (the “ESOP”) may be entitled to direct the Trustee as to the exercise of any voting rights attributable to FCI shares allocated to their ESOP account, but only to the extent required by the Internal Revenue Code. The ESOP plan administrator directs the Trustee how to vote both FCI shares not allocated to plan participants (i.e., held in a Trust suspense account) and any allocated FCI shares in the Trust as to which no voting instructions have been received from participants. In all cases, the Trustee may vote the shares as it determines is necessary to fulfill its fiduciary duties under ERISA.

The common units beneficially owned by the Trust at October 15, 2019 include 22,529,361 common units owned by Ferrell Companies which is 100% owned by the Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $281.6 million for fiscal 2019, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common	Distributions paid
	unit ownership	during the year ended
	at July 31, 2019	July 31, 2019
		(in thousands)
Ferrell Companies (1)	22,529,361	$2,253
James E. Ferrell (2)	4,763,475	476
FCI Trading Corp. (3)	195,686	20
Ferrell Propane, Inc. (4)	51,204	5

(1)	Ferrell Companies is the sole shareholder of our general partner.
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

During fiscal 2019, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.5 million.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2019 and July 31, 2018 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2019	2018
Audit fees (1)	$1,174	$1,373
Audit-related fees (2)	28	27
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,202	$1,400

(1)

Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10‑Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to the audit of our internal controls over financial reporting, accounting consultations, consents, comfort letters and assistance with and review of documents filed with the SEC.

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

(3)	Tax fees, which there were none in fiscal 2019 and fiscal 2018, represent fees for professional tax services provided by Grant Thornton.
(4)

All other fees, which there were none in fiscal 2019 and fiscal 2018, represent the aggregate fees billed for products and services provided by Grant Thornton, other than Audit fees, Audit-related fees and Tax fees.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2019 and 2018, respectively, prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Exhibits.
See “Index to Exhibits” set forth on page E‑1.
2.	Financial Statements.
See “Index to Financial Statements” set forth on page F‑1.
3.	Financial Statement Schedules.
See “Index to Financial Statement Schedules” set forth on page S‑1.

The exhibits listed below are furnished as part of this Annual Report on Form 10‑K. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
	Number	Description

@	2.1

Purchase and Sale Agreement, dated May 29, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8‑K filed June 1, 2015.

	3.1	Certificate of Limited Partnership of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10‑K filed September 29, 2015.

3.2

Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our registration statement on Form S‑3 filed March 6, 2009.

3.3

First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of March 8, 2005. Incorporated by reference to Exhibit 3.2 to our registration statement on Form S‑3 filed March 6, 2009.

3.4

Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of June 29, 2005. Incorporated by reference to Exhibit 3.3 to our registration statement on Form S‑3 filed March 6, 2009.

3.5

Third Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our registration statement on Form S‑3 filed March 6, 2009.

3.6

Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.13 to our Quarterly Report on Form 10‑Q filed December 7, 2017.

3.7

Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 15, 2018. Incorporated by reference to Exhibit 3.14 to our Quarterly Report on Form 10-Q filed June 7, 2018.

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

4.2

Indenture dated as of November 4, 2013 with form of Note attached, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $475 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed November 5, 2013.

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

10.3

Amendment No. 2 to Credit Agreement dated as of October 21, 2013, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed October 23, 2013.

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

10.9

First Amendment to Financing Agreement, dated as of June 6, 2019, by and among Ferrellgas, L.P., Ferrellgas, Inc., as the general partner of Ferrellgas, L.P., certain subsidiaries of Ferrellgas, L.P., as guarantors, the lenders party thereto, and TPG Specialty Lending, Inc., as collateral agent. Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q filed June 10, 2019.

10.10

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

10.12

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

10.13

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

10.14

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

10.15

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

10.16

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

10.17

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

#	10.18

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

#	10.20

Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10‑Q filed June 9, 2010; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

#	10.21

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

	10.22

ISDA 2002 Master Agreement and Schedule to the 2002 ISDA Master Agreement both dated as of May 3, 2012 together with three Confirmation of Swap Transaction documents each dated as of May 8, 2012, all between SunTrust Bank and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10‑Q filed June 8, 2012; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

#	10.23

Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10‑Q filed March 9, 2012; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

	10.24

Membership interest purchase agreement dated May 1, 2014, among Ferrellgas, L.P. and the former members of Sable Environmental LLC and Sable SWD 2 LLC. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8‑K filed May 1, 2014.

#	10.25	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10‑K filed September 29, 2015.

#	10.26

Employment agreement dated July 10, 2015 by and between Ferrellgas, Inc. as the company and Alan C. Heitmann as the executive. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8‑K filed July 15, 2015.

#	10.27

Employment agreement dated as of May 29, 2015 by and between Ferrellgas, Inc. as the company and Julio E. Rios, II as the executive. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10‑K filed September 29, 2015.

#	10.28

Employment agreement dated as of May 29, 2015 by and between Ferrellgas, Inc. as the company and Jeremy H. Gamboa as the executive. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10‑K filed September 29, 2015.

#	10.29

Employment agreement dated as of May 28, 2015 by and between Ferrellgas, Inc. as the company and Thomas M. Van Buren as the executive. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10‑K filed September 29, 2015.

+	10.30

Transportation Logistics Agreement, dated June 24, 2015, by and between Ferrellgas Partners, L.P. and Bridger, L.L.C. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10‑K filed September 29, 2015.

	10.31

Termination, Settlement and Release Agreement dated September 1, 2016, by and between Jamex, LLC, Jamex Marketing, LLC, Jamex Unitholder, LLC, and, together with Jamex and Jamex Parent, and James Ballengee, on the one hand, and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed September 2, 2016.

	10.32

Common Unit Repurchase Agreement, dated as of November 13, 2015, by and between Jamex Marketing, LLC and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed November 13, 2015.

	10.33

Secured Promissory Note dated September 1, 2016 between Jamex Marketing, LLC and Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8‑K filed September 2, 2016.

	10.34

Secured Revolving Promissory Note dated September 1, 2016 between Jamex Marketing, LLC and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8‑K filed September 2, 2016.

	10.35

Guaranty Agreement dated September 1, 2016 by James Ballengee and Bacchus Capital Trading, LLC in favor of Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8‑K filed September 2, 2016.

	10.36

Guaranty Agreement (Term Note) dated September 1, 2016 by the Guarantors party thereto in favor of Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8‑K filed September 2, 2016.

	10.37

Guaranty Agreement (Working Capital Note) dated September 1, 2016 by the Guarantors party thereto in favor of Ferrellgas, L.P. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8‑K filed September 2, 2016.

	10.38

Security Agreement dated September 1, 2016 by the Grantors party thereto in favor of Ferrellgas, L.P. as collateral agent for itself and for the benefit of Bridger Logistics, LLC. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8‑K filed September 2, 2016.

#	10.39	Thomas M. Van Buren Agreement and Release. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed September 15, 2017.

	10.40

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

#	10.43	Doran N. Schwartz offer letter dated as of September 8, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2017.

#	10.44

Voluntary Retirement and Release dated March 8, 2018 by and between Randy V. Schott and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10‑Q filed March 8, 2018.

#	10.45

Separation Agreement and release dated December 1, 2018 by and between Doran Schwartz and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q filed March 8, 2019.

#	10.46

Separation Agreement and release dated December 1, 2018 by and between Trenton D. Hampton and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q filed March 8, 2019.

*	21.1	List of subsidiaries

*	23.1

Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10‑K of Ferrellgas Partners, L.P. for the year ended July 31, 2019.

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: October 15, 2019	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President;	10/15/2019
James E. Ferrell	Chairman of the Board of Directors

/s/ Pamela A. Breuckmann	Director	10/15/2019
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	10/15/2019
Stephen M. Clifford

/s/ A. Andrew Levison	Director	10/15/2019
A. Andrew Levison

/s/ John R. Lowden	Director	10/15/2019
John R. Lowden

/s/ Michael F. Morrissey	Director	10/15/2019
Michael F. Morrissey

/s/ James K. Schwartz	Director	10/15/2019
James K. Schwartz

/s/ William E. Ruisinger	Chief Financial Officer;	10/15/2019
William E. Ruisinger	Treasurer (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date: October 15, 2019	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President;	10/15/2019
James E. Ferrell	(Principal Executive Officer);
Chairman of the Board of Directors

/s/ William E. Ruisinger	Chief Financial Officer;	10/15/2019
William E. Ruisinger	Treasurer (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: October 15, 2019	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President;	10/15/2019
James E. Ferrell	Chairman of the Board of Directors

/s/ Pamela A. Breuckmann	Director	10/15/2019
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	10/15/2019
Stephen M. Clifford

/s/ A. Andrew Levison	Director	10/15/2019
A. Andrew Levison

/s/ John R. Lowden	Director	10/15/2019
John R. Lowden

/s/ Michael F. Morrissey	Director	10/15/2019
Michael F. Morrissey

/s/ James K. Schwartz	Director	10/15/2019
James K. Schwartz

/s/ William E. Ruisinger	Chief Financial Officer;	10/15/2019
William E. Ruisinger	Treasurer (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date: October 15, 2019	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President;	10/15/2019
James E. Ferrell	(Principal Executive Officer);
Chairman of the Board of Directors

/s/ William E. Ruisinger	Chief Financial Officer;	10/15/2019
William E. Ruisinger	Treasurer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of July 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), partners’ deficit and cash flows for each of the three years in the period ended July 31, 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of July 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 15, 2019 expressed an unqualified opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note A of the financial statements, as of July 31, 2019, the Partnership has $357 million in unsecured notes due June 15, 2020 that are classified as current in the consolidated financial statements and its current liabilities exceeded its current assets by $667 million and its total liabilities exceeded its total assets by $1,139 million. The Partnership’s business plan, which is also described in Note A, contemplates restructuring or refinancing its long-term arrangements and reducing outstanding indebtedness.  The Partnership’s ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Kansas City, Missouri

October 15, 2019

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$11,054	$119,311
Accounts and notes receivable, net (including $106,145 and $120,079 of accounts receivable pledged as collateral at 2019 and 2018, respectively, and net of allowance for doubtful accounts of $2,463 and $2,455 at 2019 and 2018, respectively)	107,596	126,054
Inventories	80,454	83,694
Prepaid expenses and other current assets	42,275	34,862
Total current assets	241,379	363,921

Property, plant and equipment, net	596,723	557,723
Goodwill, net	247,195	246,098
Intangible assets, net	108,557	120,951
Other assets, net	69,105	74,588
Total assets	$1,262,959	$1,363,281

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$33,364	$46,820
Short-term borrowings	43,000	32,800
Collateralized note payable	62,000	58,000
Other current liabilities	138,237	139,623
Current portion of long-term debt	631,756	2,402
Total current liabilities	908,357	279,645

Long-term debt	1,457,004	2,078,637
Other liabilities	36,536	39,476
Contingencies and commitments (Note N)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at 2019 and 2018)	(1,046,245)	(978,503)
General partner unitholder (989,926 units outstanding at 2019 and 2018)	(70,476)	(69,792)
Accumulated other comprehensive income (loss)	(14,512)	20,510
Total Ferrellgas Partners, L.P. partners' deficit	(1,131,233)	(1,027,785)
Noncontrolling interest	(7,705)	(6,692)
Total partners' deficit	(1,138,938)	(1,034,477)
Total liabilities and partners' deficit	$1,262,959	$1,363,281

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended July 31,
	2019	2018	2017
Revenues:
Propane and other gas liquids sales	$1,608,858	$1,642,976	$1,318,412
Midstream operations	—	282,319	466,703
Other	75,534	147,847	145,162
Total revenues	1,684,392	2,073,142	1,930,277

Costs and expenses:
Cost of sales - propane and other gas liquids sales	902,516	973,414	694,155
Cost of sales - midstream operations	—	255,559	429,439
Cost of sales - other	11,406	68,654	67,267
Operating expense	468,868	471,748	432,412
Depreciation and amortization expense	78,846	101,795	103,351
General and administrative expense	59,994	54,401	49,617
Equipment lease expense	33,073	28,272	29,124
Non-cash employee stock ownership plan compensation charge	5,693	13,859	15,088
Asset impairments	—	10,005	—
Loss on asset sales and disposals	10,968	187,399	14,457

Operating income (loss)	113,028	(91,964)	95,367

Interest expense	(177,619)	(168,467)	(152,485)
Other income, net	369	928	1,474

Loss before income taxes	(64,222)	(259,503)	(55,644)

Income tax expense (benefit)	323	(2,678)	(1,143)

Net loss	(64,545)	(256,825)	(54,501)

Net loss attributable to noncontrolling interest	(298)	(2,244)	(294)

Net loss attributable to Ferrellgas Partners, L.P.	(64,247)	(254,581)	(54,207)

Less: General partner's interest in net loss	(642)	(2,546)	(542)

Common unitholders' interest in net loss	$(63,605)	$(252,035)	$(53,665)

Basic and diluted loss per common unit	$(0.65)	$(2.59)	$(0.55)

Cash distributions declared per common unit	$—	$0.40	$0.40

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended July 31,
	2019	2018	2017

Net loss	$(64,545)	$(256,825)	$(54,501)
Other comprehensive income (loss):
Change in value of risk management derivatives	(48,184)	30,231	22,525
Reclassification of (gains) losses on derivatives to earnings, net	12,868	(24,319)	1,938
Foreign currency translation adjustment	—	—	320
Pension liability adjustment	(64)	57	541
Other comprehensive income (loss)	(35,380)	5,969	25,324
Comprehensive loss	(99,925)	(250,856)	(29,177)
Less: Comprehensive loss attributable to noncontrolling interest	(656)	(2,184)	(39)
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(99,269)	$(248,672)	$(29,138)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’  DEFICIT

(in thousands)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	Partner	Common	Partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2016	98,002.7	989.9	$(570,754)	$(65,835)	$(10,468)	$(647,057)	$(4,723)	$(651,780)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	18,018	183	—	18,201	185	18,386
Other contributions	—	—	—	—	—	—	1,695	1,695
Distributions	—	—	(78,936)	(797)	—	(79,733)	(1,050)	(80,783)
Common unit repurchases	(850.0)	—	(15,851)	—	—	(15,851)	—	(15,851)
Net loss	—	—	(53,665)	(542)	—	(54,207)	(294)	(54,501)
Other comprehensive income	—	—	—	—	25,069	25,069	255	25,324
Balance at July 31, 2017	97,152.7	989.9	(701,188)	(66,991)	14,601	(753,578)	(3,932)	(757,510)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	13,582	137	—	13,719	140	13,859
Distributions	—	—	(38,862)	(392)	—	(39,254)	(716)	(39,970)
Net loss	—	—	(252,035)	(2,546)	—	(254,581)	(2,244)	(256,825)
Other comprehensive income	—	—	—	—	5,909	5,909	60	5,969
Balance at July 31, 2018	97,152.7	989.9	(978,503)	(69,792)	20,510	(1,027,785)	(6,692)	(1,034,477)

Contributions in connection with non-cash ESOP compensation charges	—	—	5,579	56	—	5,635	58	5,693
Distributions	—	—	(9,716)	(98)	—	(9,814)	(415)	(10,229)
Net loss	—	—	(63,605)	(642)	—	(64,247)	(298)	(64,545)
Other comprehensive loss	—	—	—	—	(35,022)	(35,022)	(358)	(35,380)
Balance at July 31, 2019	97,152.7	989.9	$(1,046,245)	$(70,476)	$(14,512)	$(1,131,233)	$(7,705)	$(1,138,938)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(64,545)	$(256,825)	$(54,501)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	78,846	101,795	103,351
Non-cash employee stock ownership plan compensation charge	5,693	13,859	15,088
Non-cash stock and unit-based compensation charge	—	—	3,298
Asset impairments	—	10,005	—
Loss on asset sales and disposals	10,968	187,399	14,457
Unrealized gain on derivative instruments	—	(91)	(2,895)
Provision for doubtful accounts	1,525	1,778	7
Deferred income tax expense (benefit)	143	(3,818)	11
Exit costs associated with contracts - Midstream dispositions	—	11,804	—
Other	12,696	9,997	7,933
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	19,433	18,629	(5,394)
Inventories	3,211	(1,231)	(1,958)
Prepaid expenses and other current assets	(26,508)	(3,013)	12,041
Accounts payable	(13,338)	(24,189)	17,469
Accrued interest expense	(1,738)	3,551	2,048
Other current liabilities	(12,076)	7,248	12,975
Other assets and liabilities	765	(2,750)	3,358
Net cash provided by operating activities	15,075	74,148	127,288

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,551)	(18,141)	(3,539)
Capital expenditures	(108,822)	(84,919)	(50,472)
Proceeds from sale of assets	5,699	152,587	8,510
Cash payments to construct assets in connection with future lease transactions	(9,934)	—	—
Cash receipts in connection with leased vehicles	862	—	—
Other	1,419	—	(37)
Net cash provided by (used in) investing activities	(124,327)	49,527	(45,538)

Cash flows from financing activities:
Distributions	(9,814)	(39,254)	(79,733)
Proceeds from issuance of long-term debt	—	323,680	230,864
Payments on long-term debt	(2,428)	(212,920)	(174,292)
Net additions to (reductions in) short-term borrowings	10,200	(51,379)	(41,510)
Net additions to (reductions in) collateralized short-term borrowings	4,000	(11,000)	5,000
Cash paid for financing costs	(548)	(18,535)	(6,078)
Noncontrolling interest activity	(415)	(716)	645
Repurchase of common units	—	—	(15,851)
Net cash provided by (used in) financing activities	995	(10,124)	(80,955)

Net change in cash and cash equivalents	(108,257)	113,551	795
Cash and cash equivalents - beginning of period	119,311	5,760	4,965
Cash and cash equivalents - end of period	$11,054	$119,311	$5,760

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

A.        Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of July 31, 2019, Ferrell Companies Inc. beneficially owns 22.8 million of Ferrellgas Partners’ outstanding common units and also owns 100% of Ferrellgas, Inc. Ferrellgas, Inc. (the “general partner”) retains an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.  Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020 that are classified as current in the consolidated financial statements. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Given these concerns, we believe there is substantial doubt about the entity’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist with the execution of our strategy to reduce our outstanding debt. The successful outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note H – Debt below for further discussion of the outstanding debt.

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

(2)   Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas Partners, its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all intercompany accounts and transactions. We have determined that the operating partnership is a variable interest entity for whom Ferrellgas Partners has no ability through voting rights or similar rights to make decisions and thus does not have the power to direct the activities of the operating partnership that most significantly impact economic performance. However, we have determined that the accounts of Ferrellgas Partners’ majority-owned subsidiary should be included because Ferrellgas Partners is most closely associated with the operations of the operating partnership due to the fact that Ferrellgas Partners has the obligation to absorb the losses of and the right to receive benefits from the operating partnership that are significant to the operating partnership and substantially all the assets and liabilities of Ferrellgas Partners consist of the operating partnership. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s approximate 1% general partner interest in the operating partnership is accounted for as a noncontrolling interest. The wholly-owned consolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a special purpose entity that has agreements with the operating partnership to securitize, on an ongoing basis, a portion of its trade accounts receivable.

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

(4)   Accounts receivable:  Accounts receivable are reported on the consolidated balance sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. Provisions for uncollectible accounts are established based upon our collection experience and the assessment of the collectability of specific amounts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

(5)   Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, Ferrellgas has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(6)   Inventories: Inventories are stated at the lower of cost or net realizable value using weighted average cost and actual cost methods.

(7)   Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets or asset groups might not be recoverable. The recoverability tests for property, plant and equipment are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas management’s plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

(8)   Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has two reporting units for goodwill impairment testing purposes. As of July 31, 2019, one of these reporting units contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2019 and did not incur an impairment loss. For fiscal 2018, the test was performed on January 31, 2018, and an impairment charge of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment was recorded.

(9)   Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets and non-compete agreements, permits, favorable lease arrangements and patented technology are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Ferrellgas tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas management’s plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

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

Ferrellgas’ risk management activities may include the use of financial derivative instruments including, but not limited to, futures, swaps, and options to seek protection from adverse price movements and to minimize potential losses. Ferrellgas enters into these financial derivative instruments primarily with brokers who are clearing members with the Intercontinental Exchange or the Chicago Mercantile Exchange and, to a lesser extent, directly with third parties in the over-the-counter market. All of Ferrellgas’ financial derivative instruments are reported on the consolidated balance sheets at fair value.

Ferrellgas also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas’ financial statements until settled.

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated as a hedge of a specific underlying exposure, and that designation as well as the risk management objectives and strategies for undertaking the hedge transaction are documented. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas’ risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of operations. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities”, or “Other liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Financial instruments not formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities”, or “Other liabilities” on the consolidated balance sheets with changes in fair value reported in “Operating expense” on the consolidated statements of operations.

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

Ferrellgas may enter into cash flow hedges to help reduce its variable interest rate risk. Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” with an offsetting entry to “Other comprehensive income” at interim periods and are subsequently recognized as interest expense in the consolidated statement of operations when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statement of operations as they occur.

(11) Revenue recognition: Revenues from Ferrellgas’ propane operations and related equipment sales segment are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days. Ferrellgas determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

Prior to the dispositions in 2018 which constituted Ferrellgas’ Midstream operations segment, revenues included crude oil sales, pipeline tariffs, trucking fees, rail throughput fees, pipeline management services, leasing, throughput, storage and salt water disposal. These revenues were recognized upon completion of the related service or delivery of product.

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

(13) Cost of sales: “Cost of sales – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas’ portable propane tanks. “Cost of sales - midstream operations” includes all costs incurred to purchase and transport crude oil, including the costs of terminaling and transporting crude oil prior to delivery to customers and the costs of salt water disposal. “Cost of sales – other” primarily includes costs related to the sale of propane appliances and equipment.

(14) Operating expense: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses.

(15) General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives and employees, as well as other overhead expenses related to centralized corporate functions.

(16) Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)

The ICPs are not Ferrellgas stock-compensation plans; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2019, 2018 and 2017, the portion of the total non-cash compensation charge relating to the ICPs was $0.0 million, $0.0 million and $3.3 million, respectively. During fiscal 2019 there were no plan-based awards granted under the ICP and all outstanding SARs are currently valued at zero.

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

(17) Income taxes: Ferrellgas Partners is a publicly-traded master limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with three subsidiaries that are taxable corporations. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore subject to Federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Based on Ferrellgas’ calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, the accompanying consolidated financial statements of Ferrellgas Partners reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement and differences between Ferrellgas Partners’ financial reporting fiscal year end and its calendar tax year end.

Income tax expense (benefit) consisted of the following:

	For the year ended July 31,
	2019	2018	2017
Current expense (benefit)	$180	$1,140	$(1,154)
Deferred expense (benefit)	143	(3,818)	11
Income tax expense (benefit)	$323	$(2,678)	$(1,143)

Deferred taxes consisted of the following:

	July 31,
	2019	2018
Deferred tax assets (included in Other assets, net)	$631	$715
Deferred tax liabilities (included in Other liabilities)	(76)	(16)
Net deferred tax asset	$555	$699

(18) Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(19) Net loss per common unitholders’ interest:  Net loss per common unitholders’ interest is computed by dividing “Net loss attributable to Ferrellgas Partners, L.P.,” after deducting the general partner’s approximate 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note P – Net loss per common unitholders’ interest – for further discussion about these calculations.

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

(21) New accounting standards:

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

Ferrellgas adopted ASU 2014‑09 beginning on August 1, 2018 using the modified retrospective method. This method requires that the cumulative effect of initially applying ASU 2014‑09 be recognized in partner’s deficit at the date of adoption, August 1, 2018. ASU 2014‑09 has not materially impacted Ferrellgas’ consolidated financial statements, and as a result there was no cumulative effect to record as of the date of adoption. Results for reporting periods beginning after August 1, 2018 are presented under ASU 2014-09, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods. See Note J - Revenue from contracts with customers for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under ASU 2014-09.

FASB Accounting Standard Update No. 2016‑02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard requires lessees to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. An entity may elect the transition relief option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with an option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption and consequently, to continue to report comparative periods in compliance with the prior guidance (ASC 840). Ferrellgas expects to elect this additional transition method. Additionally, Ferrellgas currently expects to elect the short-term lease recognition exemption for all leases that qualify, meaning we would not recognize right-of-use assets or lease liabilities for those leases. We also currently expect to elect the practical expedient to not separate lease and non-lease components for our most significant leasing activity, which includes vehicle and real estate leases.

Ferrellgas is continuing to evaluate the impact of its pending adoption of ASU 2016-02 on the consolidated financial statements. Ferrellgas has made significant progress in assessing the impact of the standard and planning for the adoption and implementation. The implementation team has completed scoping and the data gathering process of our current lease portfolio. Ferrellgas continues to perform a completeness assessment over the lease population, analyze the financial statement impact of adopting the standards, and evaluate the impact of adoption on our existing accounting policies and disclosures. Further, our implementation team is in the process of determining appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. Ferrellgas believes that the adoption of this standard, which will be effective for Ferrellgas August 1, 2019, will result in material increases to right-of-use assets and lease liabilities on our consolidated balance sheets and a corresponding change in classification of certain expenses contained on our consolidated statements of operations. On August 1, 2019, Ferrellgas expects to recognize additional operating lease liabilities ranging from $120 million to $140 million, with corresponding right-of-use assets based on the present value of the remaining minimum rental payments using preliminary estimates of discount rates. Ferrellgas does not believe the adoption of this standard will impact the compliance calculations for our debt covenants. Ferrellgas has not finalized the effects of these expected changes from the new standard.

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

FASB Accounting Standard Update No. 2017‑12

In August 2017, the FASB issued ASU 2017‑12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities,  which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Ferrellgas has made significant progress in assessing the impact of the standard and planning for the adoption and implementation. Ferrellgas believes that the adoption of this standard, which will be effective for Ferrellgas August 1, 2019, will result in additional disclosure related to the impact on the consolidated statement of operations for derivatives designated as hedging instruments. Ferrellgas has not finalized the effects of these expected changes from the new standard.

FASB Accounting Standard Update No. 2018‑15

In August 2018, the FASB issued ASU 2018‑15, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which is intended to clarify the accounting for implementation costs related to a cloud computing arrangement that is a service contract. Costs for implementation activities in the application development stage are deferred, depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed. Any deferred costs are amortized over the term of the service contract. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Ferrellgas adopted ASU 2018-15 on a prospective basis to all implementation costs incurred after January 31, 2019 with an immaterial impact on our consolidated results of operations for the six months ended July 31, 2019.

.

C.        Acquisitions, dispositions and other significant transactions

Acquisitions

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of operations from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas’ balance sheets or results of operations.

Propane operations and related equipment sales

During fiscal 2019, Ferrellgas acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $15.2 million in the following transactions:

•	Salathe Gas Co., based in Louisiana, acquired September 2018;
•	North Star Exchange, Inc., based in Indiana, acquired October 2018;

•	Wylie LP Gas Inc., based in Texas, acquired October 2018;
•	Co-op Butane Inc., based in Louisiana, acquired in December 2018;
•	American Propane, based in Oklahoma, acquired January 2019;
•	Reliable Propane Inc., based in Missouri, acquired in February 2019;
•	AAA Propane, Inc., based in Colorado, acquired in June 2019.

During fiscal 2018, Ferrellgas acquired propane distribution assets with an aggregate value of $20.6 million in the following transactions:

•	Lindsey Propane LLC, based in Tennessee, acquired August 2017;
•	Sevier County Propane, based in Tennessee, acquired August 2017;
•	Service Plus Propane, Inc., based in Virginia, acquired September 2017;
•	Tapper Propane, Inc., based in Michigan, acquired November 2017; and
•	Diamond Propane LLC, based in New York, acquired June 2018.

During fiscal 2017, Ferrellgas acquired propane distribution assets of Valley Center Propane, based in California, with an aggregate value of $4.4 million.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2019	2018	2017
Cash payments, net of cash acquired	$13,551	$18,141	$3,539
Issuance of liabilities and other costs and considerations	1,650	2,426	856
Aggregate fair value of transactions	$15,201	$20,567	$4,395

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2019	2018	2017
Working capital	$31	$758	$139
Customer tanks, buildings, land and other	11,560	10,022	1,220
Goodwill	1,410	—	—
Customer lists	1,272	7,758	2,648
Non-compete agreements	928	2,029	388
Aggregate fair value of net assets acquired	$15,201	$20,567	$4,395

The estimated fair values and useful lives of assets acquired during fiscal 2019 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2018 and 2017 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

Dispositions

Propane operations and related equipment sales

During July 2018, Ferrellgas completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment for approximately $26.6 million in cash. For the year ended July 31, 2018, “Loss on asset sales and disposals” includes a loss of $15.2 million related to this sale. The assets sold consist primarily of working capital and equipment.

Midstream operations

During July 2018, Ferrellgas completed the sale of a subsidiary and a group of assets within the Midstream operations segment for approximately $57.0 million in cash. The subsidiary sold was Bridger Environmental LLC, which encompasses all saltwater disposal activities previously operated by Ferrellgas. The group of assets sold includes all assets, excluding working capital, associated with the crude oil trucking operations previously operated by Ferrellgas. Additionally, the sale included two crude oil injection terminals. In separate transactions, the remaining assets of the Bridger Terminal business were sold to various parties.  The largest of these assets, the Swan Ranch Terminal, was sold for $8.0 million in cash. For the year ended July 31, 2018, “Loss on asset sales and disposals” includes a loss of $120.2 million related to these sales.

Additionally, during fiscal 2018, Ferrellgas sold all 1,292 rail cars utilized in the Midstream operations segment for approximately $51.3 million in cash. For the year ended July 31, 2018, “Loss on asset sales and disposals” includes a loss of $36.8 million related to the sale of these rail cars. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas’ previous senior secured credit facility. During fiscal 2018, Ferrellgas completed the sale of Bridger Energy, LLC, included in the Midstream operations segment, in exchange for an $8.5 million secured promissory note due in May 2020 which was fully paid on February 20, 2019. For the year ended July 31, 2018, “Loss on asset sales and disposals” includes a loss of $4.0 million related to this sale.

The combined results from operations of these various Midstream dispositions in our Consolidated Statements of Operations includes losses before income taxes for the years ended July 31, 2018 and 2017 of $55.4 million and $62.2 million, respectively. The combined losses before income taxes attributable to Ferrellgas Partners, L.P. for the years ended July 31, 2018 and 2017 was $54.8 million and $61.6 million, respectively.

“Loss on asset sales and disposals” consists of:

	For the year ended July 31,
	2019	2018	2017
Loss on sale of:
Propane-related accessories reporting unit	$—	$15,194	$—
Midstream trucking, water disposal & terminal assets	2,679	120,240	—
Midstream railcars	—	36,762	—
Bridger Energy	—	4,002	—
Other	8,289	11,201	14,457
Loss on asset sales and disposals	$10,968	$187,399	$14,457

D.        Quarterly distribution of available cash

To the extent it is not precluded from doing so by a debt covenant or other restriction, Ferrellgas Partners makes quarterly cash distributions of all of its “available cash.” Available cash is defined in the partnership agreement of Ferrellgas Partners as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas Partners’ business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April and July to holders of record on the applicable record date. Currently, Ferrellgas Partners is not permitted, pursuant to the restricted payments covenant under its indenture, to make restricted payments, including distributions to common unitholders. See Note H – Debt for further discussion.

Any distributions by Ferrellgas Partners in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made to the common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved.

E.        Supplemental financial statement information

Inventories consist of the following:

	July 31, 2019	July 31, 2018
Propane gas and related products	$66,001	$71,180
Appliances, parts and supplies, and other	14,453	12,514
Inventories	$80,454	$83,694

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2019, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 2.3 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2019	July 31, 2018
Land	Indefinite	$35,165	$33,719
Land improvements	2-20	14,149	13,361
Buildings and improvements	20	86,444	71,612
Vehicles, including transport trailers	8-20	111,283	85,893
Bulk equipment and district facilities	5-30	109,751	103,627
Tanks, cylinders and customer equipment	2-30	779,827	769,165
Computer and office equipment	2-5	111,838	109,346
Construction in progress	n/a	7,061	14,394
		1,255,518	1,201,117
Less: accumulated depreciation		658,795	643,394
Property, plant and equipment, net		$596,723	$557,723

Depreciation expense totaled $60.7 million, $67.1 million and $68.1 million for fiscal 2019,  2018 and 2017, respectively.

Prepaid expenses and other current assets consist of the following:

	July 31, 2019	July 31, 2018
Broker margin deposit assets	$25,028	$2,851
Other	17,247	32,011
Prepaid expenses and other current assets	$42,275	$34,862

Other assets, net consist of the following:

	July 31, 2019	July 31, 2018
Notes receivable, less current portion	$16,216	$27,491
Other	52,889	47,097
Other assets, net	$69,105	$74,588

Other current liabilities consist of the following:

	July 31, 2019	July 31, 2018
Accrued interest	$20,484	$22,222
Customer deposits and advances	24,686	22,829
Accrued payroll	17,356	16,060
Accrued insurance	18,524	15,100
Price risk management liabilities	14,198	1,832
Other	42,989	61,580
Other current liabilities	$138,237	$139,623

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2019	2018	2017
Operating expense	$215,780	$195,646	$175,164
Depreciation and amortization expense	6,375	4,947	3,909
Equipment lease expense	30,759	25,765	26,299
	$252,914	$226,358	$205,372

For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2019	2018	2017
Cash paid (refunded) for:
Interest	$166,897	$159,271	$143,441
Income taxes	$141	$(291)	$310
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,650	$1,993	$139
Change in accruals for property, plant and equipment additions	$1,132	$264	$164

F.        Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	July 31, 2019	July 31, 2018
Accounts receivable pledged as collateral	$106,145	$120,079
Accounts receivable not pledged as collateral (including other reserves)	1,218	8,272
Note receivable - current portion	2,660	132
Other	36	26
Less: Allowance for doubtful accounts	(2,463)	(2,455)
Accounts and notes receivable, net	$107,596	$126,054

On May 14, 2018, Ferrellgas entered into a seventh amendment to its accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and PNC Bank, National Association. The amendment extends the maturity date to May 2021 and increases the size of the facility from a maximum borrowing capacity of $225.0 million to $250.0 million at an interest rate of LIBOR plus 200 basis points. The amended accounts receivable securitization facility also includes provisions for the issuance of letters of credit with a $50.0 million sublimit. The facility continues to contain provisions where maximum purchase levels are reduced during periods of the year when working capital requirements are lower to efficiently reduce unused capacity fees.

At July 31, 2019,  $106.1 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2018,  $120.1 million of trade accounts receivable were pledged as collateral against $58.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of July 31, 2019, Ferrellgas had received cash proceeds of $62.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2018, Ferrellgas had received cash proceeds of $58.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.5% and 5.2% as of July 31, 2019 and 2018, respectively.

G.        Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2019			July 31, 2018
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$247,195	$—	$247,195	$246,098	$—	$246,098

Intangible assets, net
Amortized intangible assets
Customer related	$442,652	$(390,052)	$52,600	$441,393	$(376,605)	$64,788
Non-compete agreements	25,582	(20,645)	4,937	24,653	(19,511)	5,142
Other	3,513	(3,513)	—	3,513	(3,513)	—
	471,747	(414,210)	57,537	469,559	(399,629)	69,930

Unamortized intangible assets
Trade names & trademarks	51,020	—	51,020	51,021	—	51,021
Total intangible assets, net	$522,767	$(414,210)	$108,557	$520,580	$(399,629)	$120,951

During fiscal 2018, Ferrellgas recorded a goodwill impairment charge of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment.

Changes in the carrying amount of goodwill are as follows:

Propane operations and
related equipment sales
Balance July 31, 2017	$256,103
Impairment	(10,005)
Balance July 31, 2018	246,098
Acquisitions	1,410
Other	(313)
Balance July 31, 2019	$247,195

Customer related intangible assets have estimated lives of 15 years and non-compete agreements and other intangible assets have estimated lives ranging from five to 10 years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles carry a weighted average life of 15 years, and non-compete agreements and other intangibles carry a weighted average life of nine years.

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2019	$14,581
2018	31,345
2017	32,148

Estimated amortization expense:

For the year ended July 31,
2020	$9,121
2021	8,382
2022	6,993
2023	6,666
2024	6,390

H.        Debt

Short-term borrowings

Ferrellgas classifies borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term, because they are currently used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of July 31, 2019 and 2018,  $43.0 million and $32.8 million, respectively, were classified as short-term borrowings. For further discussion see the “Long-term debt — Senior secured credit facilities” section below.

Long-term debt

Long-term debt consists of the following:

	2019	2018
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $1,633 and $2,375 at 2019 and 2018, respectively (3)	476,633	477,375
Fixed rate, 8.625%, due 2020, net of unamortized discount of $1,319 and $3,766 at 2019 and 2018, respectively (4)	355,681	353,234

Senior secured term loan
Variable interest rate, Term Loan, expected to mature May 2023 (5)	275,000	275,000

Notes payable
10.7% and 11.2% weighted average interest rate at July 31, 2019 and 2018, respectively, due 2020 to 2029, net of unamortized discount of $711 and $977 at July 31, 2019 and 2018, respectively	5,962	6,221
Total debt, excluding unamortized debt issuance and other costs	2,113,276	2,111,830
Unamortized debt issuance and other costs	(24,516)	(30,791)
Less: current portion of long-term debt	631,756	2,402
Long-term debt	$1,457,004	$2,078,637

(1)

During November 2010, the operating partnership issued $500.0 million in aggregate principal amount of 6.50% senior notes due 2021. These notes are general unsecured senior obligations of the operating partnership and are effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021.

(2)

During June 2015, the operating partnership issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023. These notes are general unsecured senior obligations of the operating partnership and are effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The operating partnership would incur prepayment penalties if it were to repay the notes prior to June 2021.

(3)

During fiscal 2014, the operating partnership issued $475.0 million in aggregate principal amount of 6.75% senior notes due 2022. These notes are general unsecured senior obligations of the operating partnership and are effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. The operating partnership would incur prepayment penalties if it were to repay the notes prior to November 2019.

(4)

During January 2017, Ferrellgas Partners issued $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, issued at 96% of par. Ferrellgas Partners contributed the net proceeds from the offering of approximately $166.1 million to the operating partnership, which used such amounts to repay borrowings under its previous senior secured credit facility. During April 2010, Ferrellgas Partners issued $280.0 million of its fixed rate senior notes. During March 2011, Ferrellgas Partners redeemed $98.0 million of these fixed rate senior notes. These notes are general unsecured senior obligations of Ferrellgas Partners and are structurally subordinated to all existing and future indebtedness and obligations of the operating partnership. The unsecured senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.
(5)

The Senior Secured Credit Facility, including the Term Loan, will mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021, except for the reclassification of the Term Loan from long-term to current. See additional discussion below under “Senior secured credit facilities.”

The scheduled annual principal payments on long-term debt are as follows (this reflects the classification of the $275 million Term Loan as current. See additional discussion below under “Senior secured credit facilities”):

Scheduled annual
For the year ending July 31,	principal payments
2020	$634,052
2021	501,842
2022	476,187
2023	500,756
2024	292
Thereafter	544
Total	$2,113,673

Senior secured credit facilities

On May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $300.0 million revolving line of credit (the “Revolving Facility”) and a $275.0 million term loan (the “Term Loan”), which mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021. Revolving Facility borrowings bear interest at the Prime Rate + 4.75% and Term Loan borrowings bear interest at LIBOR + 5.75%. The Revolving Facility includes a $125.0 million sublimit for the issuance of letters of credit. Borrowings under the Senior Secured Credit Facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions, within certain limits.

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

Disagreement with Agent under Senior Secured Credit Facility:

The financing agreement governing the operating partnership’s Senior Secured Credit Facility requires the operating partnership to deliver certain financial and other information to TPG Specialty Lending, Inc., as administrative agent and collateral agent under the financing agreement (“TPG”). Under these requirements, the operating partnership must, among other matters, deliver certain quarterly unaudited consolidated financial information of the operating partnership and its subsidiaries to TPG within 55 days after the end of each fiscal quarter, including the fourth fiscal quarter, of each fiscal year. The operating partnership failed to deliver certain quarterly financial information for the fiscal quarter ended July 31, 2019, and a related required compliance certificate, to TPG by the applicable deadline of September 24, 2019. TPG delivered a notice of default with respect to these matters on September 25, 2019, and the operating partnership delivered all required financial information and the related compliance certificate to TPG on September 25, 2019. The operating partnership believes that, under applicable law, such delivery cured the event of default under the financing agreement and therefore that no event of default presently exists. TPG, however, has advised the operating partnership of TPG’s belief that the event of default cannot be cured by delivery of the required information after the deadline and therefore that the event of default is continuing and will continue unless and until it is waived under the terms of the financing agreement. The parties have attempted to agree on a waiver of the disputed event of default. However, as of the filing of this Annual Report on Form 10-K, no such agreement has been reached, as the terms proposed by TPG were not acceptable to the operating partnership and, in the operating partnership’s opinion, were not commercially reasonable under the circumstances. As a result of the failure to reach an agreement, the operating partnership and TPG continue to dispute the existence of an event of default under the financing agreement.

Additionally, TPG has advised the operating partnership of TPG’s belief that the audited consolidated financial statements of the operating partnership and its subsidiaries for the fiscal year ended July 31, 2019, as included in this Annual Report on Form 10-K, do not satisfy the requirements set forth in the financing agreement for delivery of annual audited financial statements because the report of our independent registered public accounting firm on such financial statements includes an “explanatory paragraph” regarding substantial doubt as to the operating partnership’s ability to continue as a going concern, notwithstanding that the independent registered public accounting firm’s report expresses an unqualified opinion with respect to such financial statements. The operating partnership disagrees with the position articulated by TPG on this matter and believes that the operating partnership has fully complied with the requirements set forth in the financing agreement with respect to delivery of such financial statements. However, based on the position previously articulated by TPG on this matter, the operating partnership believes that TPG may assert that an event of default has occurred under the financing agreement with respect to the operating partnership’s compliance with the covenant requiring delivery of audited financial statements.

As a result of the notice of default delivered by TPG, the operating partnership has classified the $275 million Senior secured term loan as Current Portion of Long-Term Debt on the Consolidated Balance Sheet.The operating partnership will vigorously defend itself against any remedial action that TPG may take in respect of alleged events of default that the operating partnership does not believe are continuing or have occurred.

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

As of July 31, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 8.16%, which was classified as current (see additional discussion above of the reclassification of the Term Loan from long-term to current), and $43.0 million under the Revolving Facility at a weighted average interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, the operating partnership had available borrowing capacity under the Revolving Facility of $155.1 million. As of July 31, 2018, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 7.86%, which was classified as long-term debt and $32.8 million under the Revolving Facility at an interest rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, the operating partnership had available borrowing capacity under the Revolving Facility of $159.3 million.

Letters of credit outstanding at July 31, 2019 and 2018 totaled $101.9 million and $107.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At July 31, 2019, Ferrellgas had remaining available letter of credit capacity of $23.1 million. At July 31, 2018, Ferrellgas had remaining available letter of credit capacity of $17.1 million. Ferrellgas incurred commitment fees of $1.0 million, $0.7 million and $1.1 million in fiscal 2019,  2018 and 2017, respectively.

On June 6, 2019, the operating partnership entered into an amendment to the agreement governing its Senior Secured Credit Facility. Among other matters, the amendment updated the calculation of the fixed charge coverage ratio for purposes of the fixed charge coverage ratio in the agreement to exclude certain maintenance capital expenditures related to the purchase of new propane delivery trucks which have historically been leased. The amendment provides that up to a specified amount of such maintenance capital expenditures will not be deducted from consolidated EBITDA for purposes of the calculation. The operating partnership was in compliance with the fixed charge coverage ratio covenant, as amended, as of July 31, 2019.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit Ferrellgas Partners’ ability to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are the restricted payments covenants in the indenture governing the outstanding notes of Ferrellgas Partners and the indentures governing the outstanding notes of the operating partnership, which are discussed below.

Ferrellgas Partners, L.P., the master limited partnership

The indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units.

Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2019, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.33x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended July 31, 2019, and, unless this indenture is amended or replaced or Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners. Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2019, the operating partnership’s consolidated fixed charge coverage ratio was 1.67x.

If the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. Because the operating partnership’s consolidated fixed charge coverage ratio was below 1.75x as of April 30, 2019, the distribution made by the operating partnership on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 was made from capacity under the limited exception to the ratio requirement.

Although the operating partnership believes that its remaining capacity under the limited exception to the ratio requirement under the operating partnership’s indentures, and its ability to comply with the limitations on distributions under our Senior Secured Credit Facility, will allow it to make distributions to Ferrellgas Partners to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through the maturity of those notes, the restrictions in these debt agreements may prevent the operating partnership from making distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction strategy

Ferrellgas continues to pursue a strategy to further reduce its debt and interest expense. Achievements under this strategy during fiscal 2018 included entering into the new Senior Secured Credit Facility, amending our accounts receivable securitization facility and selling certain assets.   Other opportunities include the generation of additional cash flows organically or through accretive acquisitions, restructuring or refinancing existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas’common unit distributions, issuing equity or executing one or more debt exchanges.  Ferrellgas expects to maintain our debt and interest expense reduction strategy until our consolidated leverage ratio reaches a level that we deem appropriate for our business. During fiscal 2019, Ferrellgas engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist with our debt and interest expense reduction strategy.

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

In May 2012, Ferrellgas entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas’ previous senior secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas paid 1.95% and received variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through May 2018, Ferrellgas paid 1.95% and received variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas accounted for this agreement as a cash flow hedge. On May 3, 2018, Ferrellgas terminated this interest rate swap. Ferrellgas recorded the immaterial gain immediately to earnings. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows. See Note L – Derivative instruments and hedging activities for more information.

I.        Partners’ deficit

As of July 31, 2019 and 2018, limited partner units were beneficially owned by the following:

	July 31, 2019	July 31, 2018
Public common unitholders (1)	69,612,939	69,612,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”
(2)

Ferrell Companies is the owner of the general partner and an approximate 23.2% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.

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

Together these limited partner units represent Ferrellgas Partners’ limited partners’ interest and an effective 98% economic interest in Ferrellgas Partners, exclusive of the general partner’s incentive distribution rights. The general partner has an effective 2% interest in Ferrellgas Partners, excluding incentive distribution rights. Since ongoing distributions have not yet reached the levels required to commence payment of incentive distribution rights to the general partner, distributions to the partners from operations or interim capital transactions will generally be made in accordance with the above percentages. In liquidation, allocations and distributions will be made in accordance with each common unitholder’s positive capital account.

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

Partnership distributions

Ferrellgas Partners has recognized the following distributions:

	For the year ended July 31,
	2019	2018	2017
Public common unitholders	$6,962	$27,846	$56,561
Ferrell Companies	2,253	9,012	18,305
FCI Trading Corp.	20	80	160
Ferrell Propane, Inc.	5	20	41
James E. Ferrell	476	1,904	3,869
General partner	98	392	797
	$9,814	$39,254	$79,733

Ferrellgas Partners paid cash distributions as detailed in the table above. Ferrellgas Partners did not declare a cash distribution related to the three months ended October 31, 2018, the three months ended January 31, 2019, the three months ended April 30, 2019, or the three months ended July 31, 2019. As discussed in Note H – Debt, Ferrellgas Partners was not permitted, pursuant to the consolidated fixed charge coverage ratio under its indenture, to make restricted payments, including distributions to unitholders.

Common unit repurchases

During September 2016, Ferrellgas paid approximately $16.9 million to Jamex Marketing, LLC, and in return received approximately 0.9 million Ferrellgas Partners’ common units, which were cancelled upon receipt, and approximately 23 thousand barrels of crude oil.

Accumulated Other Comprehensive Income (Loss)(“AOCI”)

See Note L – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2019 and 2018.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2019, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2018, the general partner made non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

J.Revenue from contracts with customers

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

Contracts with customers

Ferrellgas’ contracts with customers are principally for the bulk delivery of propane to tanks, delivery of propane filled cylinders or the delivery of portable propane tanks to retailers. Ferrellgas sells propane to a wide variety of customers, including residential, industrial/commercial, portable tank exchange, agricultural, wholesale and others. Ferrellgas’ performance obligations in these contracts are generally limited to the delivery of propane, and therefore revenues from these contracts are earned at the time product is delivered or, in the case of some of Ferrellgas’ portable tank exchange retailers who have consignment agreements, at the time the tanks are sold to the end use customer. Payment is generally due within 30 days. Revenues from sales of propane are included in Propane and other gas liquids sales on the consolidated statements of operations.

Typically, Ferrellgas bills customers upon delivery and payment is generally due within 30 days. With its residential customers, Ferrellgas offers customers the ability to spread their annual heating costs over a longer period, typically twelve months. Customers who opt to spread their heating costs over a longer period are referred to as “even pay” customers.

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

	For the year ended July 31,
	2019	2018	2017
Retail - Sales to End Users	$1,128,991	$1,082,046	$852,130
Wholesale - Sales to Resellers	419,349	448,943	396,100
Other Gas Sales	60,518	111,987	70,182
Other	75,534	147,847	145,162
Propane and related equipment revenues	$1,684,392	$1,790,823	$1,463,574

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	July 31, 2019	July 31, 2018
Accounts receivable	$96,450	$119,818
Contract assets	$13,609	$8,691
Contract liabilities
Deferred revenue (1)	$31,974	$29,933

(1)	Of the beginning balance of deferred revenue, $27.0 million was recognized as revenue during the year ended July 31, 2019.

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

K.        Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2019 and 2018

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,259	$—	$1,259
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,015)	$—	$(16,015)

July 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$22,470	$—	$22,470
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,910)	$—	$(1,910)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in “Other assets, net” on the consolidated balance sheet, are approximately $15.5 million, or $0.7 million less than its carrying amount as of July 31, 2019. The estimated fair value of these notes receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At July 31, 2019 and July 31, 2018, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,824.6 million and $1,935.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

L.        Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. Prior to the sale of Bridger Energy, LLC in January 2018, all other commodity derivative instruments neither qualified nor were designated as cash flow hedges, therefore, the change in their fair value is recorded currently in earnings. Ferrellgas may periodically utilize derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the year ended July 31, 2019 and 2018, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2019 and 2018:

	July 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$910	Other current liabilities	$14,198
Commodity derivatives-propane	Other assets, net	349	Other liabilities	1,817
	Total	$1,259	Total	$16,015

	July 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$17,123	Other current liabilities	$1,832
Commodity derivatives-propane	Other assets, net	5,347	Other liabilities	78
	Total	$22,470	Total	$1,910

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2019 and July 31, 2018, respectively:

	July 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$25,028	Other current liabilities	$1,217
	Other assets, net	2,969	Other liabilities	—
		$27,997		$1,217

	July 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$2,851	Other current liabilities	$12,308
	Other assets, net	927	Other liabilities	4,235
		$3,778		$16,543

During fiscal 2018, Ferrellgas terminated the interest rate swaps that were designated as a fair value hedging instrument and cash flow hedging instrument. Upon termination, Ferrellgas paid the counterparty $4.2 million. Since the interest rate swap designated as a fair value hedging instrument that was terminated involves a hedge of an interest-bearing liability, the senior notes due May 1, 2021, Ferrellgas capitalized the fair value of the hedge at termination of $4.2 million and will amortize the balance on a straight-line basis to interest expense over the remaining useful life of the hedged item, the 2021 Notes. For information on the interest rate swap terminations, see Note H – Debt.The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2019,  2018 and 2017 due to derivatives designated as fair value hedging instruments:

					Amount of Interest Expense
		Amount of Gain Recognized on			Recognized on Fixed-Rated Debt
	Location of Gain	Derivative			(Related Hedged Item)
	Recognized on	For the year ended July 31,			For the year ended July 31,
Derivative Instrument	Derivative	2019	2018	2017	2019	2018	2017
Interest rate swap agreements	Interest expense	$—	$266	$1,319	$—	$(6,825)	$(9,100)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2019,  2018 and 2017 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2019
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(48,184)	Cost of product sold- propane and other gas liquids sales	$(12,868)	$—
	$(48,184)		$(12,868)	$—

	For the year ended July 31, 2018
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$30,231	Cost of product sold- propane and other gas liquids sales	$24,714	$—
Interest rate swap agreements	—	Interest expense	(395)	—
	$30,231		$24,319	$—

	For the year ended July 31, 2017
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$21,659	Cost of sales-propane and other gas liquids sales	$154	$—
Interest rate swap agreements	866	Interest expense	(2,092)	—
	$22,525		$(1,938)	$—

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2019,  2018 and 2017 due to the change in fair value of derivatives not designated as hedging instruments. There was no effect for the year ended July 31, 2019.

	For the year ended July 31, 2018
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

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2019,  2018 and 2017 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2019	2018	2017
Beginning balance	$20,560	$14,648	$(9,815)
Change in value of risk management commodity derivatives	(48,184)	30,231	21,659
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	12,868	(24,714)	(154)
Change in value of risk management interest rate derivatives	—	—	866
Reclassification of losses on interest rate hedges to interest expense	—	395	2,092
Ending balance	$(14,756)	$20,560	$14,648

Ferrellgas expects to reclassify net losses of approximately $13.3 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2019,  2018 and 2017, Ferrellgas had no reclassifications to operations resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2019, Ferrellgas had financial derivative contracts covering  4.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2019, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2019.

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

	For the year ended July 31,
	2019	2018	2017
Operating expense	$256,190	$243,407	$228,969

General and administrative expense	$25,368	$28,282	$31,068

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been coordinated for pretrial purposes by the multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court of appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Thereafter, in August 2019, Ferrellgas reached a settlement with the direct customers, pursuant to which it agreed to pay a total of $6.25 million to resolve all claims asserted by the putative direct purchaser class.  With respect to the indirect customers, the district court exercised supplemental jurisdiction over the remaining state law claims, but then granted in part Ferrellgas’ pleadings-based motion and dismissed 11 of the 24 remaining state law claims.  As a result, there are 13 remaining state law claims brought by a putative class of indirect customers.  Ferrellgas believes it has strong defenses and intends to vigorously defend itself against these remaining claims.  Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas was named, along with several former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. On April 24, 2019 the United States Court of Appeals for the Second Circuit affirmed the judgment of the Southern District Court dismissing the class action lawsuits with prejudice. The derivative lawsuits have been voluntarily dismissed, pending court approval. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the derivative lawsuits.

Ferrellgas and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA

Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached fiduciary duties owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damages, if ultimately owed to Eddystone, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. On August 24, 2017, Ferrellgas filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, Ferrellgas entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. The lawsuit is in the discovery stage; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes and its Senior Secured Credit Facility. See Note H – Debt – for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment at the end of the lease term will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.5 million as of July 31, 2019. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $9.6 million as of July 31, 2019. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2019:

	Future minimum rental and buyout amounts by fiscal year
	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations	$44,392	$36,134	$26,312	$20,432	$17,196	$17,414
Operating lease buyouts	$3,073	$4,371	$6,421	$3,527	$1,238	$14,433

Rental expense under these leases totaled $53.8 million, $50.7 million and $50.0 million for fiscal 2019, 2018 and 2017, respectively.

Exit costs

During the year ended July 31, 2018, Ferrellgas recognized exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various Midstream dispositions described in Note C – Acquisitions, dispositions and other significant transactions, and for which Ferrellgas does not anticipate any future economic benefit. The $11.8 million charge was recorded in “cost of sales - midstream operations” in the consolidated statements of operations. The following provides the activity in the exit costs liability included in “Other liabilities” within the consolidated balance sheets:

Contract exit
costs
July 31, 2017	$—
Net expense	11,804
Cash payments and other	—
July 31, 2018	11,804
Accretion	448
Cash payments and other	(802)
July 31, 2019	$11,450

O.        Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust ( the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation charges were $5.7 million, $13.9 million and $15.1 million during fiscal 2019, 2018 and 2017, respectively. Ferrellgas is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2019, 2018 and 2017 were $4.6 million, $3.7 million and $4.2 million, respectively.

The general partner terminated its defined benefit plan on December 15, 2018. Prior to termination, this plan provided participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the prior terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s prior funding policy for this plan was to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2019, 2018 and 2017, other comprehensive income and other liabilities were adjusted by $(0.1) million, $0.1 million and $0.5 million, respectively.

P.       Net loss per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the consolidated statements of operations for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net loss per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. Due to the seasonality of Ferrellgas’ business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows.

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was not a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders’ interest for fiscal 2019,  2018 and 2017.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the year ended July 31,
	2019	2018	2017

Common unitholders’ interest in net loss	$(63,605)	$(252,035)	$(53,665)
Weighted average common units outstanding (in thousands)	97,152.7	97,152.7	97,229.5
Basic and diluted net loss per common unit	$(0.65)	$(2.59)	$(0.55)

Q.       Segment reporting

As of July 31, 2019, Ferrellgas has one reportable operating segment: propane operations and related equipment sales. All remaining activities are included in Corporate and other. (See Note C – Acquisitions, dispositions and other significant transactions.)

The chief operating decision maker evaluates the operating segments and allocates resources using an Adjusted EBITDA performance measure which is based on earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposals, other income (expense), net, severance costs, legal fees and settlements related to non-core businesses, unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments, exit costs associated with contracts related to the Midstream dispositions and net earnings (loss) attributable to noncontrolling interests. This performance measure is not a GAAP measure, however the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net loss attributable to Ferrellgas Partners L.P., which is its nearest comparable GAAP measure, is included in the tables below. In management’s evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B – Summary of significant accounting policies.

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

The propane operations and related equipment sales segment primarily includes the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated primarily through a network of partnership-owned distribution outlets, and to a lesser extent, through independently-owned distribution outlets.

Until April 2018, Ferrellgas reported two reportable segments: the Propane operations and related equipment sales segment and the Midstream operations segment. During July 2018, Ferrellgas sold substantially all of the midstream operations. As a result of a change in the way management is evaluating results and allocating resources, results of the Midstream operations business are now included in the Corporate and other operations for all periods presented and our only reportable segment is Propane operations and related equipment sales.

Following is a summary of segment information for the years ended July 31, 2019,  2018 and 2017.

	Year ended July 31, 2019
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$1,684,392	$—	$1,684,392
Direct costs (1)	1,412,390	41,979	1,454,369
Adjusted EBITDA	$272,002	$(41,979)	$230,023

	Year ended July 31, 2018
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$1,790,823	$282,319	$2,073,142
Direct costs (1)	1,514,755	316,468	1,831,223
Adjusted EBITDA	$276,068	$(34,149)	$241,919

	Year ended July 31, 2017
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$1,463,574	$466,703	$1,930,277
Direct costs (1)	1,198,150	502,064	1,700,214
Adjusted EBITDA	$265,424	$(35,361)	$230,063

(1)

Direct costs are comprised of “cost of sales-propane and other gas liquids sales”, “cost of sales-other”, “cost of sales-midstream operations”, “operating expense”, “general and administrative expense”, and “equipment lease expense” less “severance costs”, “legal fees and settlements related to non-core businesses”, “non-cash stock-based compensation charge”, “asset impairments”, “exit costs associated with contracts - Midstream dispositions”, “multi-

employer pension plan withdrawal settlement” and “unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments”.

Following is a reconciliation of Net loss attributable to Ferrellgas Partners, L.P. to the total segment performance measures of EBITDA and Adjusted EBITDA:

	Year ended July 31,
	2019	2018	2017
Net loss attributable to Ferrellgas Partners, L.P.	$(64,247)	$(254,581)	$(54,207)
Income tax expense (benefit)	323	(2,678)	(1,143)
Interest expense	177,619	168,467	152,485
Depreciation and amortization expense	78,846	101,795	103,351
EBITDA	192,541	13,003	200,486
Non-cash employee stock ownership plan compensation charge	5,693	13,859	15,088
Non-cash stock-based compensation charge	—	—	3,298
Asset impairments	—	10,005	—
Loss on asset sales and disposals	10,968	187,399	14,457
Other income, net	(369)	(928)	(1,474)
Severance costs	1,600	1,663	1,959
Legal fees and settlements related to non-core businesses	18,364	6,065	—
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	—	1,293	(3,457)
Multi-employer pension plan withdrawal settlement	1,524	—	—
Exit costs associated with contracts - Midstream dispositions	—	11,804	—
Net loss attributable to noncontrolling interest	(298)	(2,244)	(294)
Adjusted EBITDA	$230,023	$241,919	$230,063

Following are total assets by segment:

Assets	July 31, 2019	July 31, 2018
Propane operations and related equipment sales	$1,223,790	$1,196,084
Corporate and other	39,169	167,197
Total consolidated assets	$1,262,959	$1,363,281

Following are capital expenditures by segment (unaudited):

	Year ended July 31, 2019
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$44,439	$2,614	$47,053
Growth	56,145	—	56,145
Total	$100,584	$2,614	$103,198

	Year ended July 31, 2018
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$23,979	$3,584	$27,563
Growth	51,229	1,255	52,484
Total	$75,208	$4,839	$80,047

	Year ended July 31, 2017
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$13,330	$3,808	$17,138
Growth	28,912	315	29,227
Total	$42,242	$4,123	$46,365

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

For the year ended July 31, 2019	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$352,309	$573,377	$479,625	$279,081
Gross margin from propane and other gas liquids sales (a)	130,830	238,581	209,167	127,764
Net earnings (loss)	(57,508)	43,875	20,760	(71,672)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(57,015)	43,344	20,461	(71,037)
Common unitholders’ interest in net earnings (loss)	(56,445)	42,911	20,256	(70,327)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.58)	$0.44	$0.21	$(0.72)

For the year ended July 31, 2018	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$454,655	$755,156	$515,810	$347,521
Gross margin from propane and other gas liquids sales (a)	123,243	229,321	190,883	126,115
Gross margin from midstream operations (b)	12,635	10,209	8,077	(4,161)
Net earnings (loss) (c)	(48,316)	(1,774)	11,062	(217,797)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(47,915)	(1,843)	10,861	(215,684)
Common unitholders’ interest in net earnings (loss)	(47,436)	(1,824)	10,752	(213,527)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.49)	$(0.02)	$0.11	$(2.20)

For the year ended July 31, 2017	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$379,542	$579,250	$538,109	$433,376
Gross margin from propane and other gas liquids sales (a)	123,187	202,346	171,950	126,774
Gross margin from midstream operations (b)	13,402	9,763	7,909	6,190
Net earnings (loss)	(43,471)	38,528	6,691	(56,249)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(43,073)	38,098	6,536	(55,768)
Common unitholders’ interest in net earnings (loss)	(42,462)	37,717	6,470	(55,210)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.44)	$0.39	$0.07	$(0.57)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”
(b)	Gross margin from “Midstream operations” represents “Revenues - midstream operations” less “Cost of sales - midstream operations.”
(c)	Includes asset impairment charges of $10.0 million in the second quarter of fiscal 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

Ferrellgas Partners Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2019 and 2018, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A of the financial statements, as of July 31, 2019, the Company’s parent company, Ferrellgas Partners, L.P., has $357 million in unsecured notes due June 15, 2020 that are classified as current in the consolidated financial statements of Ferrellgas Partners, L.P. and Ferrellgas Partners, L.P.’s current liabilities exceeded its current assets by $667 million and its total liabilities exceeded its total assets by $1,139 million. The Company serves as co-issuer and co-obligor for the debt securities of Ferrellgas Partners, L.P. The Company does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of Ferrellgas Partners, L.P. The Company’s business plan, which is also described in Note A, contemplates restructuring or refinancing its long-term arrangements and reducing outstanding indebtedness.  The Company’s ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kansas City, Missouri

October 15, 2019

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31, 2019	July 31, 2018
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	1,858	1,850
Total assets	$2,858	$2,850

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	33,027	29,020
Accumulated deficit	(31,169)	(27,170)
Total stockholder’s equity	$2,858	$2,850

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2019	2018	2017
General and administrative expense	$3,999	$2,115	$5,308

Net loss	$(3,999)	$(2,115)	$(5,308)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2016	1,000	$1,000	$19,747	$(19,747)	$1,000
Capital contribution	—	—	5,308	—	5,308
Net loss	—	—	—	(5,308)	(5,308)
July 31, 2017	1,000	1,000	25,055	(25,055)	1,000
Capital contribution	—	—	3,965	—	3,965
Net loss	—	—	—	(2,115)	(2,115)
July 31, 2018	1,000	1,000	29,020	(27,170)	2,850
Capital contribution	—	—	4,007	—	4,007
Net loss	—	—	—	(3,999)	(3,999)
July 31, 2019	1,000	$1,000	$33,027	$(31,169)	$2,858

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(3,999)	$(2,115)	$(5,308)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8)	(1,850)	—
Cash used in operating activities	(4,007)	(3,965)	(5,308)

Cash flows from financing activities:
Capital contribution	4,007	3,965	5,308
Cash provided by financing activities	4,007	3,965	5,308

Net change in cash	—	—	—
Cash - beginning of period	1,000	1,000	1,000
Cash - end of period	$1,000	$1,000	$1,000

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership. The Partnership has $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020 that are classified as current. This obligation is only reported on the Partnership’s consolidated balance sheet. The ability of the Partnership to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness.  Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, we believe there is substantial doubt about the entity’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist with the execution of the Partnership’s strategy to reduce the outstanding debt. The successful outcome of the Partnership’s debt reduction strategy continues to remain uncertain.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $6,430 associated with the net operating loss carryforward of $30,620 generated prior to fiscal 2019, which expire at various dates through July 31, 2037, a valuation allowance has been provided on the full amount of the deferred tax asset. The net operating loss carryforwards generated during and after fiscal 2019 are carried forward indefinitely. Accordingly, there is no net deferred tax benefit for fiscal 2019,  2018 or 2017, and there is no net deferred tax asset as of July 31, 2019 and 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of July 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), partners’  deficit, and cash flows for each of the three years in the period ended July 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note A of the financial statements, as of July 31, 2019, Ferrellgas Partners, L.P. has $357 million in unsecured notes due June 15, 2020 that are classified as current in the consolidated financial statements of Ferrellgas Partners, L.P. Ferrellgas Partners, L.P.’s ability to restructure, refinance, or otherwise satisfy these notes is directly impacted by the cash flows of the Partnership. Ferrellgas Partners, L.P.’s failure to repay the $357 million in unsecured notes on their contractual maturity date may result in an event of default under the Partnership’s Senior Secured Credit Facility and the indentures governing the Partnership’s outstanding notes.  The Partnership’s business plan, which is also described in Note A, contemplates restructuring or refinancing its long-term arrangements and reducing outstanding indebtedness.  The Partnership’s ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kansas City, Missouri

October 15, 2019

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$11,046	$119,308
Accounts and notes receivable, net (including $106,145 and $120,079 of accounts receivable pledged as collateral at 2019 and 2018, respectively, and net of allowance for doubtful accounts of $2,463 and $2,455 at 2019 and 2018, respectively)	107,596	126,054
Inventories	80,454	83,694
Prepaid expenses and other current assets	42,157	34,830
Total current assets	241,253	363,886

Property, plant and equipment, net	596,723	557,723
Goodwill, net	247,195	246,098
Intangible assets, net	108,557	120,951
Other assets, net	69,105	74,588
Total assets	$1,262,833	$1,363,246

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$33,364	$46,820
Short-term borrowings	43,000	32,800
Collateralized note payable	62,000	58,000
Current portion of long-term debt	277,029	2,402
Other current liabilities	134,303	135,689
Total current liabilities	549,696	275,711

Long-term debt	1,457,004	1,728,137
Other liabilities	36,536	39,476
Contingencies and commitments (Note N)

Partners’ deficit:
Limited partner	(758,186)	(693,896)
General partner	(7,570)	(6,915)
Accumulated other comprehensive income (loss)	(14,647)	20,733
Total partners’ deficit	(780,403)	(680,078)
Total liabilities and partners’ deficit	$1,262,833	$1,363,246

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2019	2018	2017

Revenues:
Propane and other gas liquids sales	$1,608,858	$1,642,976	$1,318,412
Midstream operations	—	282,319	466,703
Other	75,534	147,847	145,162
Total revenues	1,684,392	2,073,142	1,930,277

Costs and expenses:
Cost of sales - propane and other gas liquids sales	902,516	973,414	694,155
Cost of sales - midstream operations	—	255,559	429,439
Cost of sales - other	11,406	68,654	67,267
Operating expense	468,868	471,748	432,412
Depreciation and amortization expense	78,846	101,795	103,351
General and administrative expense	59,980	54,264	49,478
Equipment lease expense	33,073	28,272	29,124
Non-cash employee stock ownership plan compensation charge	5,693	13,859	15,088
Asset impairments	—	10,005	—
Loss on asset sales and disposals	10,968	187,399	14,457

Operating income (loss)	113,042	(91,827)	95,506

Interest expense	(142,635)	(133,946)	(127,188)
Other income, net	369	928	1,474

Loss before income taxes	(29,224)	(224,845)	(30,208)

Income tax expense (benefit)	293	(2,699)	(1,149)

Net Loss	$(29,517)	$(222,146)	$(29,059)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended July 31,
	2019	2018	2017

Net loss	$(29,517)	$(222,146)	$(29,059)
Other comprehensive income (loss):
Change in value of risk management derivatives	(48,184)	30,231	22,525
Reclassification of (gains) losses on derivatives to earnings, net	12,868	(24,319)	1,938
Foreign currency translation adjustment	—	—	320
Pension liability adjustment	(64)	57	541
Other comprehensive income (loss)	(35,380)	5,969	25,324
Comprehensive loss	$(64,897)	$(216,177)	$(3,735)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’  DEFICIT

(in thousands)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2016	$(454,222)	$(4,631)	$(10,560)	$(469,413)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	18,201	185	—	18,386
Contributions from partners	166,148	1,695	—	167,843
Distributions	(118,829)	(1,050)	—	(119,879)
Net loss	(28,765)	(294)	—	(29,059)
Other comprehensive income	—	—	25,324	25,324
Balance at July 31, 2017	(417,467)	(4,095)	14,764	(406,798)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	13,719	140	—	13,859
Distributions	(70,246)	(716)	—	(70,962)
Net loss	(219,902)	(2,244)	—	(222,146)
Other comprehensive income	—	—	5,969	5,969
Balance at July 31, 2018	(693,896)	(6,915)	20,733	(680,078)

Contributions in connection with non-cash ESOP compensation charges	5,635	58	—	5,693
Distributions	(40,706)	(415)	—	(41,121)
Net loss	(29,219)	(298)	—	(29,517)
Other comprehensive loss	—	—	(35,380)	(35,380)
Balance at July 31, 2019	$(758,186)	$(7,570)	$(14,647)	$(780,403)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(29,517)	$(222,146)	$(29,059)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	78,846	101,795	103,351
Non-cash employee stock ownership plan compensation charge	5,693	13,859	15,088
Non-cash stock and unit-based compensation charge	—	—	3,298
Asset impairments	—	10,005	—
Loss on asset sales and disposals	10,968	187,399	14,457
Unrealized gain on derivative instruments	—	(91)	(2,895)
Provision for doubtful accounts	1,525	1,778	7
Deferred income tax expense (benefit)	143	(3,818)	11
Other	8,505	6,266	5,921
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	19,433	18,629	(5,394)
Inventories	3,211	(1,231)	(1,958)
Prepaid expenses and other current assets	(26,458)	(2,942)	11,985
Accounts payable	(13,338)	(24,189)	17,469
Accrued interest expense	(1,738)	3,551	120
Other current liabilities	(12,076)	7,235	12,989
Other assets and liabilities	765	(2,750)	3,358
Net cash provided by operating activities	45,962	105,154	148,748

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,551)	(18,141)	(3,539)
Capital expenditures	(108,822)	(84,919)	(50,472)
Proceeds from sale of assets	5,699	152,587	8,510
Cash payments to construct assets in connection with future lease transactions	(9,934)	—	—
Cash receipts in connection with leased vehicles	862	—	—
Other	1,419	—	(37)
Net cash provided by (used in) investing activities	(124,327)	49,527	(45,538)

Cash flows from financing activities:
Distributions	(41,121)	(70,962)	(119,879)
Contributions from partners	—	—	167,843
Proceeds from issuance of long-term debt	—	323,680	62,864
Payments on long-term debt	(2,428)	(212,920)	(174,292)
Net additions to (reductions in) short-term borrowings	10,200	(51,379)	(41,510)
Net additions to (reductions in) collateralized short-term borrowings	4,000	(11,000)	5,000
Cash paid for financing costs	(548)	(18,493)	(2,425)
Net cash used in financing activities	(29,897)	(41,074)	(102,399)

Net change in cash and cash equivalents	(108,262)	113,607	811
Cash and cash equivalents - beginning of period	119,308	5,701	4,890
Cash and cash equivalents - end of period	$11,046	$119,308	$5,701

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020 that are classified as current in its consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is directly impacted by the cash flows of Ferrellgas, L.P. The ability of Ferrellgas Partners to restructure or refinance these notes is uncertain considering the level of other outstanding indebtedness.  In certain circumstances, the failure to repay the $357.0 million in unsecured notes on their contractual maturity date may result in an event of default under the operating partnership’s Senior Secured Credit Facility and the indentures governing the operating partnership’s outstanding notes. Given these concerns, we believe there is substantial doubt about the entity’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist with the execution of our strategy to reduce our outstanding debt. The successful outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note H – Debt below for further discussion of the outstanding debt.

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

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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
(4)

Accounts receivable:  Accounts receivable are reported on the consolidated balance sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. Provisions for uncollectible accounts are established based upon our collection experience and the assessment of the collectability of specific amounts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

(5)

Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, Ferrellgas, L.P. has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(6)	Inventories: Inventories are stated at the lower of cost or net realizable value using weighted average cost and actual cost methods.
(7)

Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, L.P., using its best estimates based on reasonable and supportable assumptions and projections, tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets or asset groups might not be recoverable. The recoverability tests for property, plant and equipment are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas, L.P. management’s plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.
(8)

Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas, L.P. tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas, L.P. has determined that it has two reporting units for goodwill impairment testing purposes. As of July 31, 2019, one of these reporting units contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas, L.P. completed its most recent annual goodwill impairment test on January 31, 2019 and did not incur an impairment loss. For fiscal 2018, the test was performed on January 31, 2018 and an impairment charge of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment was recorded.

(9)

Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets and non-compete agreements, permits, favorable lease arrangements and patented technology are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Ferrellgas, L.P. tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas, L.P. management’s plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

(10)	Derivative instruments and hedging activities:

Commodity and Transportation Fuel Price Risk.

Ferrellgas, L.P.’s overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane, gasoline and diesel prices.

Ferrellgas, L.P’s risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas, L.P attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. Additionally, from time to time Ferrellgas, L.P.’s risk management activities attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from retail fueling stations through the use of financial derivative instruments.

Ferrellgas, L.P.’s risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas, L.P.’s positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas, L.P.’s gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These propane related financial derivatives are designated as cash flow hedges. The gasoline and diesel related financial derivatives have not historically been formally designated and documented as a hedge of exposure to fluctuations in the market price of fuel.

Ferrellgas, L.P.’s risk management activities may include the use of financial derivative instruments including, but not limited to, futures, swaps, and options to seek protection from adverse price movements and to minimize potential losses. Ferrellgas, L.P. enters into these financial derivative instruments primarily with brokers who are clearing members with the Intercontinental Exchange or the Chicago Mercantile Exchange and, to a lesser extent, directly with third parties in the over-the-counter market. All of Ferrellgas, L.P.’s financial derivative instruments are reported on the consolidated balance sheets at fair value.

Ferrellgas, L.P. also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas, L.P.’s financial statements until settled.

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas, L.P. makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated as a hedge of a specific underlying exposure and that designation, as well as the risk management objectives and strategies for undertaking the hedge transaction are documented. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas, L.P.’s risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of operations. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or “Other liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Financial instruments not formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities”, or “Other liabilities” on the consolidated balance sheets with changes in fair value reported in “Operating expense” on the consolidated statements of operations.

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

Ferrellgas, L.P. may enter into cash flow hedges to help reduce its variable interest rate risk. Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” with an offsetting entry to ”Other comprehensive income” at interim periods and are subsequently recognized as interest expense in the consolidated statement of operations when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statements of operations as they occur.

(11)

Revenue recognition: Revenues from Ferrellgas, L.P.’s propane operations and related equipment sales segment are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days. Ferrellgas, L.P. determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas, L.P. offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

Prior to the dispositions in 2018 which constituted Ferrellgas, L.P.’s Midstream operations segment, revenues included crude oil sales, pipeline tariffs, trucking fees, rail throughput fees, pipeline management services, leasing, throughput, storage and salt water disposal. These revenues were recognized upon completion of the related service or delivery of product.

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

(13)

Cost of sales: “Cost of sales – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. “Cost of sales - midstream operations” includes all costs incurred to purchase and transport crude oil, including the costs of terminaling and transporting crude oil prior to delivery to customers and the costs of salt water disposal. “Cost of sales – other” primarily includes costs related to the sale of propane appliances and equipment.

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

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)

The ICPs are not Ferrellgas, L.P. stock-compensation plans; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to

Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2019, 2018 and 2017, the portion of the total non-cash compensation charge relating to the ICPs was $0.0 million, $0.0 million and $3.3 million, respectively. During fiscal 2019 there were no plan-based awards granted under the ICP and all outstanding SARs are currently valued at zero.

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

(17)

Income taxes:  Ferrellgas, L.P. is a limited partnership and owns three subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the accompanying consolidated financial statements of Ferrellgas, L.P. reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement and differences between Ferrellgas, L.P.’s financial reporting fiscal year end and limited partners tax year end.

Income tax expense (benefit) consisted of the following:

	For the year ended July 31,
	2019	2018	2017
Current expense (benefit)	$150	$1,119	$(1,160)
Deferred expense (benefit)	143	(3,818)	11
Income tax expense (benefit)	$293	$(2,699)	$(1,149)

Deferred taxes consisted of the following:

	July 31,
	2019	2018
Deferred tax assets (included in Other assets, net)	$631	$715
Deferred tax liabilities (included in Other liabilities)	(76)	(16)
Net deferred tax asset	$555	$699

(18)	Sales taxes: Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.
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

Ferrellgas, L.P. adopted ASU 2014-09 beginning on August 1, 2018 using the modified retrospective method. This method requires that the cumulative effect of initially applying ASU 2014-09 be recognized in partner’s deficit at the date of adoption, August 1, 2018. ASU 2014-09 has not materially impacted Ferrellgas, L.P.’s consolidated financial statements, and as a result there was no cumulative effect to record as of the date of adoption. Results for reporting periods beginning after August 1, 2018 are presented under ASU 2014-09, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods. See Note J - Revenue from contracts with customers for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under ASU 2014-09.

FASB Accounting Standard Update No. 2016‑02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard requires lessees to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. An entity may elect the transition relief option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with an option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption and consequently, continue to report comparative periods in compliance with the prior guidance (ASC 840). Ferrellgas, L.P. expects to elect this additional transition method. Additionally, Ferrellgas, L.P. currently expects to elect the short-term lease recognition exemption for all leases that qualify, meaning we would not recognize right-of-use assets or lease liabilities for those leases. We also currently expect to elect the practical expedient to not separate lease and non-lease components for our most significant leasing activity, which includes vehicle and real estate leases.

Ferrellgas, L.P. is continuing to evaluate the impact of its pending adoption of ASU 2016-02 on the consolidated financial statements. Ferrellgas, L.P. has made significant progress in assessing the impact of the standard and planning for the adoption and implementation. The implementation team has completed scoping and the data gathering process of our current lease portfolio. Ferrellgas, L.P. continues to perform a completeness assessment over the lease population, analyze the financial statement impact of adopting the standards, and evaluate the impact of adoption on our existing accounting policies and disclosures. Further, our implementation team is in the process of determining appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. Ferrellgas, L.P. believes that the adoption of this standard, which will be effective for Ferrellgas, L.P. August 1, 2019, will result in material increases to right-of-use assets and lease liabilities on our consolidated balance sheets and a corresponding change in classification of certain expenses contained on our consolidated statements of operations. On August 1, 2019, Ferrellgas, L.P. expects to recognize additional operating lease liabilities ranging from $120 million to $140 million, with corresponding right-of-use assets based on the present value of the remaining minimum rental payments using preliminary estimates of discount rates. Ferrellgas, L.P. does not believe the adoption of this standard will impact the compliance calculations for our debt covenants. Ferrellgas, L.P. has not finalized the effects of these expected changes from the new standard.

FASB Accounting Standard Update No. 2016‑13

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326), which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas, L.P. is currently evaluating the impact of its pending adoption of this standard on the consolidated financial statements.

FASB Accounting Standard Update No. 2017‑12

In August 2017, the FASB issued ASU 2017‑12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities , which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Ferrellgas, L.P. believes that the adoption of this standard, which will be effective for Ferrellgas, L.P. August 1, 2019, will result in additional disclosure related to the impact on the consolidated statement of operations for derivatives designated as hedging instruments. Ferrellgas, L.P. has not finalized the effects of these expected changes from the new standard.

FASB Accounting Standard Update No. 2018-15

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which is intended to clarify the accounting for implementation costs related to a cloud computing arrangement that is a service contract. Costs for implementation activities in the application development stage are deferred, depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed. Any deferred costs are amortized over the term of the service contract. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Ferrellgas, L.P. adopted ASU 2018-15 on a prospective basis to all implementation costs incurred after January 31, 2019 with an immaterial impact on our consolidated results of operations for the six months ended July 31, 2019.

.

C.      Acquisitions, dispositions and other significant transactions

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

Propane operations and related equipment sales

During fiscal 2019, Ferrellgas acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $15.2 million in the following transactions:

•	Salathe Gas Co., based in Louisiana, acquired September 2018;
•	North Star Exchange, Inc., based in Indiana, acquired October 2018;
•	Wylie LP Gas Inc., based in Texas, acquired October 2018;
•	Co-op Butane Inc., based in Louisiana, acquired in December 2018;
•	American Propane, based in Oklahoma, acquired January 2019;
•	Reliable Propane Inc., based in Missouri, acquired in February 2019;
•	AAA Propane, Inc., based in Colorado, acquired in June 2019.

During fiscal 2018, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $20.6 million in the following transactions:

•	Lindsey Propane LLC, based in Tennessee, acquired August 2017;

•	Sevier County Propane, based in Tennessee, acquired August 2017;
•	Service Plus Propane, Inc., based in Virginia, acquired September 2017;
•	Tapper Propane, Inc., based in Michigan, acquired November 2017; and
•	Diamond Propane LLC, based in New York, acquired June 2018.

During fiscal 2017, Ferrellgas, L.P. acquired propane distribution assets of Valley Center Propane, based in California, with an aggregate value of $4.4 million.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2019	2018	2017
Cash payments, net of cash acquired	$13,551	$18,141	$3,539
Issuance of liabilities and other costs and considerations	1,650	2,426	856
Aggregate fair value of transactions	$15,201	$20,567	$4,395

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2019	2018	2017
Working capital	31	758	139
Customer tanks, buildings, land and other	11,560	10,022	1,220
Goodwill	1,410	—	—
Customer lists	1,272	7,758	2,648
Non-compete agreements	928	2,029	388
Aggregate fair value of net assets acquired	$15,201	$20,567	$4,395

The estimated fair values and useful lives of assets acquired during fiscal 2019 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2018 and 2017 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas, L.P. did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

Dispositions

Propane operations and related equipment sales

During July 2018, Ferrellgas, L.P. completed the sale of a group of assets encompassing an immaterial reporting unit within our Propane operations segment for approximately $26.6 million in cash. For the year ended July 31, 2018,  “Loss on asset sales and disposals” includes a loss of $15.2 million related to this sale. The assets sold consist primarily of working capital and equipment.

Midstream operations

During July 2018, Ferrellgas, L.P. completed the sale of a subsidiary and a group of assets within the Midstream operations segment for approximately $57.0 million in cash. The subsidiary sold was Bridger Environmental LLC, which encompasses all saltwater disposal activities previously operated by Ferrellgas Partners. The group of assets sold includes all assets, excluding working capital, associated with the crude oil trucking operations previously operated by Ferrellgas Partners. Additionally, the sale included two crude oil injection terminals. In separate transactions, the remaining assets of the Bridger Terminal business were sold to various parties.  The largest of these assets, the Swan Ranch Terminal, was sold for $8.0 million in cash. For the year ended July 31, 2018, “Loss on asset sales and disposals” includes a loss of $120.2 million related to these sales.

Additionally, during fiscal 2018, Ferrellgas, L.P. sold all 1,292 rail cars utilized in the Midstream operations segment for approximately $51.3 million in cash. For the year ended July 31, 2018,  “Loss on asset sales and disposals” includes a loss of $36.8 million related to the sale of these rail cars. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas L.P.’s previous senior secured credit facility. During fiscal 2018, Ferrellgas, L.P. completed the sale of Bridger Energy, LLC, included in the Midstream operations segment, in exchange for an $8.5 million secured promissory note due in May 2020 which was fully paid on February 20, 2019. For the year ended July 31, 2018,  “Loss on asset sales and disposals” includes a loss of $4.0 million related to this sale.

The combined results from operations of these various Midstream dispositions in our Consolidated Statements of Operations includes losses before income taxes for the years ended July 31, 2018 and 2017 of $55.4 million and $62.2 million, respectively. The combined losses before income taxes attributable to Ferrellgas for the years ended July 31, 2018  and 2017 was $54.8 million and $61.6 million, respectively.

“Loss on asset sales and disposals” consists of:

	For the year ended July 31,
	2019	2018	2017
Loss on sale of:
Propane-related accessories reporting unit	$—	$15,194	$—
Midstream trucking, water disposal & terminal assets	2,679	120,240	—
Midstream railcars	—	36,762	—
Bridger Energy	—	4,002	—
Other	8,289	11,201	14,457
Loss on asset sales and disposals	$10,968	$187,399	$14,457

D.     Quarterly distribution of available cash

To the extent it is not precluded from doing so by a debt covenant or other restriction, Ferrellgas, L.P. makes quarterly cash distributions of all of its “available cash.” Available cash is defined in the partnership agreement of Ferrellgas, L.P. as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas, L.P.’s business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April and July.

Any distributions by Ferrellgas, L.P. in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made approximately 99% to Ferrellgas Partners and approximately 1% to the general partner.

See Note H – Debt for additional disclosures related to Ferrellgas, L.P.’s ability to make quarterly cash distributions.

E.      Supplemental financial statement information

Inventories consist of the following:

	July 31, 2019	July 31, 2018
Propane gas and related products	$66,001	$71,180
Appliances, parts and supplies, and other	14,453	12,514
Inventories	$80,454	$83,694

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2019, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 2.3 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2019	July 31, 2018
Land	Indefinite	$35,165	$33,719
Land improvements	2-20	14,149	13,361
Buildings and improvements	20	86,444	71,612
Vehicles, including transport trailers	8-20	111,283	85,893
Bulk equipment and district facilities	5-30	109,751	103,627
Tanks, cylinders and customer equipment	2-30	779,827	769,165
Computer and office equipment	2-5	111,838	109,346
Construction in progress	n/a	7,061	14,394
		1,255,518	1,201,117
Less: accumulated depreciation		658,795	643,394
Property, plant and equipment, net		$596,723	$557,723

Depreciation expense totaled $60.7 million,  $67.1 million and $68.1 million for fiscal 2019,  2018 and 2017, respectively.

Prepaid expenses and other current assets consist of the following:

	July 31, 2019	July 31, 2018
Broker margin deposit assets	$25,028	$2,851
Other	17,129	31,979
Prepaid expenses and other current assets	$42,157	$34,830

Other assets, net consist of the following:

	July 31, 2019	July 31, 2018
Notes receivable, less current portion	$16,216	$27,491
Other	52,889	47,097
Other assets, net	$69,105	$74,588

Other current liabilities consist of the following:

	July 31, 2019	July 31, 2018
Customer deposits and advances	24,686	22,829
Accrued interest	16,550	18,288
Accrued payroll	17,356	16,060
Accrued insurance	18,524	15,100
Price risk management liabilities	14,198	1,832
Other	42,989	61,580
Other current liabilities	$134,303	$135,689

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2019	2018	2017
Operating expense	$215,780	$195,646	$175,164
Depreciation and amortization expense	6,375	4,947	3,909
Equipment lease expense	30,759	25,765	26,299
	$252,914	$226,358	$205,372

For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2019	2018	2017
Cash paid (refunded) for:
Interest	$136,106	$128,479	$122,084
Income taxes	$111	$(311)	$305
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,650	$1,993	$139
Change in accruals for property, plant and equipment additions	$1,132	$264	$164

F.     Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	July 31, 2019	July 31, 2018
Accounts receivable pledged as collateral	$106,145	$120,079
Accounts receivable not pledged as collateral (including other reserves)	1,218	8,272
Note receivable - current portion	2,660	132
Other	36	26
Less: Allowance for doubtful accounts	(2,463)	(2,455)
Accounts and notes receivable, net	$107,596	$126,054

On May 14, 2018, Ferrellgas, L.P. entered into a seventh amendment to its accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and PNC Bank, National Association. The amendment extends the maturity date to May 2021 and increases the size of the facility from a maximum borrowing capacity of $225.0 million to $250.0 million at an interest rate of LIBOR plus 200 basis points. The amended accounts receivable securitization facility also includes provisions for the issuance of letters of credit with a $50.0 million sublimit. The facility continues to contain provisions where maximum purchase levels are reduced during periods of the year when working capital requirements are lower to efficiently reduce unused capacity fees.

At July 31, 2019,  $106.1 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2018,  $120.1 million of trade accounts receivable were pledged as collateral against $58.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of July 31, 2019, Ferrellgas, L.P. had received cash proceeds of $62.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2018, Ferrellgas, L.P. had received cash proceeds of $58.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.5% and 5.2% as of July 31, 2019 and 2018, respectively.

G.      Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2019			July 31, 2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$247,195	$—	$247,195	$246,098	$—	$246,098

Intangible assets, net
Amortized intangible assets
Customer related	$442,652	$(390,052)	$52,600	$441,393	$(376,605)	$64,788
Non-compete agreements	25,582	(20,645)	4,937	24,653	(19,511)	5,142
Other	3,513	(3,513)	—	3,513	(3,513)	—
	471,747	(414,210)	57,537	469,559	(399,629)	69,930

Unamortized intangible assets
Trade names & trademarks	51,020	—	51,020	51,021	—	51,021
Total intangible assets, net	$522,767	$(414,210)	$108,557	$520,580	$(399,629)	$120,951

During fiscal 2018, Ferrellgas recorded a goodwill impairment charge of $10.0 million related to a decline in future expected cash flows of an immaterial reporting unit of our Propane operations and related equipment sales segment.

Changes in the carrying amount of goodwill are as follows:

Propane operations and
related equipment sales
Balance July 31, 2017	$256,103
Impairment	(10,005)
Balance July 31, 2018	246,098
Acquisitions	1,410
Other	(313)
Balance July 31, 2019	$247,195

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

Customer related intangibles carry a weighted average life of 15 years and non-compete agreements and other intangibles carry a weighted average life of nine years.

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2019	$14,581
2018	31,345
2017	32,148

Estimated amortization expense:

For the year ended July 31,
2020	$9,121
2021	8,382
2022	6,993
2023	6,666
2024	6,390

H.      Debt

Short-term borrowings

Ferrellgas, L.P classifies borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term, because they are currently used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of July 31, 2019 and 2018, $43.0 million and $32.8 million, respectively, were classified as short-term borrowings. For further discussion see the “Long-term debt – Senior secured credit facilities” section below.

Long-term debt

Long-term debt consists of the following:

	2019	2018
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $1,633 and $2,375 at 2019 and 2018, respectively (3)	476,633	477,375

Senior secured term loan
Variable interest rate, Term Loan, expected to mature May 2023 (4)	275,000	275,000

Notes payable
10.7% and 11.2% weighted average interest rate at July 31, 2019 and 2018, respectively, due 2020 to 2029, net of unamortized discount of $711 and $977 at July 31, 2019 and 2018, respectively	5,962	6,221
Total debt, excluding unamortized debt issuance and other costs	1,757,595	1,758,596
Unamortized debt issuance and other costs	(23,562)	(28,057)
Less: current portion of long-term debt	277,029	2,402
Long-term debt	$1,457,004	$1,728,137

(1)

During November 2010, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021.These notes are general unsecured senior obligations of Ferrellgas, L.P. and are effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021.

(2)

During June 2015, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023. These notes are general unsecured senior obligations of Ferrellgas, L.P. and are effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to June 2021.

(3)

During fiscal 2014, Ferrellgas, L.P. issued $475.0 million in aggregate principal amount of 6.75% senior notes due 2022. These notes are general unsecured senior obligations of Ferrellgas, L.P. and are effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to November 2019.

(4)

The Senior Secured Credit Facility, including the Term Loan, will mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021,  except for the reclassification of the Term Loan from long-term to current. See additional discussion below under “Senior secured credit facilities.”

The scheduled annual principal payments on long-term debt are as follows (this reflects the classification of the $275 million Term Loan as current. See additional discussion below under “Senior secured credit facilities”):

For the year ending July 31,	Scheduled annual principal payments
2020	$277,052
2021	501,842
2022	476,187
2023	500,756
2024	292
Thereafter	544
Total	$1,756,673

Senior secured credit facilities

On May 4, 2018, Ferrellgas, L.P. entered into a new $575.0 million senior secured credit facility (the “Senior Secured Credit Facility”)  consisting of a $300.0 million revolving line of credit (the “Revolving Facility”) and a $275.0 million term loan (the “Term Loan”), which mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021. Revolving Facility borrowings bear interest at the Prime Rate + 4.75% and Term Loan borrowings bear interest at LIBOR + 5.75%. The Revolving Facility includes a $125.0 million sublimit for the issuance of letters of credit. Borrowings under the Senior Secured Credit Facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions, within certain limits.

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

Disagreement with Agent under Senior Secured Credit Facility:

The financing agreement governing the operating partnership’s Senior Secured Credit Facility requires the operating partnership to deliver certain financial and other information to TPG Specialty Lending, Inc., as administrative agent and collateral agent under the financing agreement (“TPG”). Under these requirements, the operating partnership must, among other matters, deliver certain quarterly unaudited consolidated financial information of the operating partnership and its subsidiaries to TPG within 55 days after the end of each fiscal quarter, including the fourth fiscal quarter, of each fiscal year. The operating partnership failed to deliver certain quarterly financial information for the fiscal quarter ended July 31, 2019, and a related required compliance certificate, to TPG by the applicable deadline of September 24, 2019. TPG delivered a notice of default with respect to these matters on September 25, 2019, and the operating partnership delivered all required financial information and the related compliance certificate to TPG on September 25, 2019. The operating partnership believes that, under applicable law, such delivery cured the event of default under the financing agreement and therefore that no event of default presently exists.TPG, however, has advised the operating partnership of TPG’s belief that the event of default cannot be cured by delivery of the required information after the deadline and therefore that the event of default is continuing and will continue unless and until it is waived under the terms of the financing agreement.The parties have attempted to agree on a waiver of the disputed event of default. However, as of the filing of this Annual Report on Form 10-K, no such agreement has been reached, as the terms proposed by TPG were not acceptable to the operating partnership and, in the operating partnership’s opinion, were not commercially reasonable under the circumstances. As a result of the failure to reach an agreement, the operating partnership and TPG continue to dispute the existence of an event of default under the financing agreement.

Additionally, TPG has advised the operating partnership of TPG’s belief that the audited consolidated financial statements of the operating partnership and its subsidiaries for the fiscal year ended July 31, 2019, as included in this Annual Report on Form 10-K, do not satisfy the requirements set forth in the financing agreement for delivery of annual audited financial statements because the report of our independent registered public accounting firm on such financial statements includes an “explanatory paragraph” regarding substantial doubt as to the operating partnership’s ability to continue as a going concern, notwithstanding that the independent registered public accounting firm’s report expresses an unqualified opinion with respect to such financial statements. The operating partnership disagrees with the position articulated by TPG on this matter and believes that the operating partnership has fully complied with the requirements set forth in the financing agreement with respect to delivery of such financial statements. However, based on the position previously articulated by TPG on this matter, the operating partnership believes that TPG may assert that an event of default has occurred under the financing agreement with respect to the operating partnership’s compliance with the covenant requiring delivery of audited financial statements.

As a result of the notice of default delivered by TPG, the operating partnership has classified the $275 million Senior secured term loan as Current Portion of Long-Term Debt on the Consolidated Balance Sheet.The operating partnership will vigorously defend itself against any remedial action that TPG may take in respect of alleged events of default that the operating partnership does not believe are continuing or have occurred.

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

As of July 31, 2019, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at an interest rate of 8.16%, which was classified as current, (see additional discussion above of the reclassification of the Term Loan from long-term to current) and $43.0 million under the Revolving Facility at a weighted average interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, Ferrellgas, L.P. had available borrowing capacity under the Revolving Facility of $155.1 million. As of July 31, 2018, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at an interest rate of 7.86%, which was classified as long-term debt and $32.8 million under the Revolving Facility at an interest rate of 9.75%, which was classified as short-term borrowings. As of July 31, 2018, Ferrellgas, L.P. had available borrowing capacity under the Revolving Facility of $159.3 million.

Letters of credit outstanding at July 31, 2019 and 2018 totaled $101.9 million and $107.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At July 31, 2019,  Ferrellgas, L.P. had remaining available letter of credit capacity of $23.1 million. At July 31, 2018 Ferrellgas, L.P. had remaining available letter of credit capacity of $17.1 million. Ferrellgas, L.P. incurred commitment fees of $1.0 million, $0.7 million and $1.1 million in fiscal 2019,  2018 and 2017, respectively.

On June 6, 2019, Ferrellgas, L.P. entered into an amendment to the agreement governing its Senior Secured Credit Facility. Among other matters, the amendment updated the calculation of the fixed charge coverage ratio for purposes of the fixed charge coverage ratio in the agreement to exclude certain maintenance capital expenditures related to the purchase of new propane delivery trucks which have historically been leased. The amendment provides that up to a specified amount of such maintenance capital expenditures will not be deducted from consolidated EBITDA for purposes of the calculation. The operating partnership was in compliance with the fixed charge coverage ratio covenant, as amended, as of July 31, 2019.

Financial covenants

The agreements governing the operating partnership’s indebtedness contain various covenants that limit the operating partnership’s ability to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are the restricted payments covenants in the indentures governing the outstanding notes of the operating partnership, which are discussed below.

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x , on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2019, the operating partnership’s consolidated fixed charge coverage ratio was 1.67x.

If the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. Because the operating partnership’s consolidated fixed charge coverage ratio was below 1.75x as of April 30, 2019, the distribution made by the operating partnership on June 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 was made from capacity under the limited exception to the ratio requirement.

Although the operating partnership believes that its remaining capacity under the limited exception to the ratio requirement under the operating partnership’s indentures, and its ability to comply with the limitations on distributions under our Senior Secured Credit Facility, will allow it to make distributions to Ferrellgas Partners to cover interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 through the maturity of those notes, the restrictions in these debt agreements may prevent the operating partnership from making distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction strategy

Ferrellgas, L.P. continues to pursue a strategy to further reduce its debt and interest expense. Achievements under this strategy during fiscal 2018 included entering into the new Senior Secured Credit Facility, amending our accounts receivable securitization facility and selling certain assets. Other opportunities include the generation of additional cash flows organically or through accretive acquisitions, restructuring or refinancing existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas, L.P. expects to maintain our debt and interest expense reduction strategy until the consolidated leverage ratio reaches a level that we deem appropriate for our business. During fiscal 2019, Ferrellgas, L.P. engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist with our debt and interest expense reduction strategy.

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

In May 2012, Ferrellgas, L.P. entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas, L.P.’s previous senior secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas, L.P. paid 1.95% and received variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through May 2018, Ferrellgas, L.P. paid 1.95% and received variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas, L.P. accounted for this agreement as a cash flow hedge. On May 3, 2018, Ferrellgas, L.P. terminated this interest rate swap. Ferrellgas, L.P. recorded the immaterial gain immediately to earnings. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows. See Note L – Derivative instruments and hedging activities for more information.

I.    Partners’ deficit

Partnership distributions:

Ferrellgas, L.P. has recognized the following distributions:

	For the year ended July 31,
	2019	2018	2017
Ferrellgas Partners	$40,706	$70,246	$102,978
General partner	415	716	1,050

See additional discussions about transactions with related parties in Note M – Transactions with related parties.

Other Partnership distributions

During September 2016, in connection with Ferrellgas Partners’ repurchase of common units, Ferrellgas, L.P distributed $15.9 million to Ferrellgas Partners.

Other partnership contributions

During fiscal 2017, Ferrellgas, L.P. received cash contributions of $166.1 million and $1.7 million from Ferrellgas Partners and the general partner, respectively, which were used to reduce borrowings under the previous senior secured credit facility.

See additional discussions about transactions with related parties in Note M – Transactions with related parties.

Accumulated other comprehensive income (loss)(“AOCI”)

See Note K – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2019 and 2018.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2019, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2018, the general partner made cash contributions of $0.1 million and non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

J.     Revenue from contracts with customers

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

Contracts with customers

Ferrellgas, L.P.’s contracts with customers are principally for the bulk delivery of propane to tanks, delivery of propane filled cylinders or the delivery of portable propane tanks to retailers. Ferrellgas, L.P. sells propane to a wide variety of customers, including residential, industrial/commercial, portable tank exchange, agricultural, wholesale and others. Ferrellgas, L.P.’s performance obligations in these contracts are generally limited to the delivery of propane, and therefore revenues from these contracts are earned at the time product is delivered or, in the case of some of Ferrellgas, L.P.’s portable tank exchange retailers who have consignment agreements, at the time the tanks are sold to the end use customer. Payment is generally due within 30 days. Revenues from sales of propane are included in Propane and other gas liquids sales on the consolidated statements of operations.

Typically, Ferrellgas, L.P. bills customers upon delivery and payment is generally due within 30 days. With its residential customers, Ferrellgas, L.P offers customers the ability to spread their annual heating costs over a longer period, typically twelve months. Customers who opt to spread their heating costs over a longer period are referred to as “even pay” customers.

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

	For the year ended July 31,
	2019	2018	2017
Retail - Sales to End Users	$1,128,991	$1,082,046	$852,130
Wholesale - Sales to Resellers	419,349	448,943	396,100
Other Gas Sales	60,518	111,987	70,182
Other	75,534	147,847	145,162
Propane and related equipment revenues	$1,684,392	$1,790,823	$1,463,574

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	July 31, 2019	July 31, 2018
Accounts receivable	$96,450	$119,818
Contract assets	$13,609	$8,691
Contract liabilities
Deferred revenue (1)	$31,974	$29,933

(1)	Of the beginning balance of deferred revenue, $27.0 million was recognized as revenue during the year ended July 31, 2019.

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

K.     Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2019 and 2018:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,259	$—	$1,259
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,015)	$—	$(16,015)

July 31, 2018:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$22,470	$—	$22,470
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,910)	$—	$(1,910)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of various note receivable financial instruments classified in “Other assets, net” on the consolidated balance sheets, are approximately $15.5 million, or $0.7 million less than its carrying amount, as of July 31, 2019. The estimated fair value of these notes receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At July 31, 2019 and July 31, 2018, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,562.2 million and $1,591.5 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas, L.P. has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

L.  Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. Prior to the sale of Bridger Energy, LLC in January 2018, all other commodity derivative instruments neither qualified nor were designated as cash flow hedges; therefore, the change in their fair value is recorded currently in earnings. Ferrellgas, L.P. may periodically utilize derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the year ended July 31, 2019 and 2018, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s consolidated balance sheets as of July 31, 2019 and 2018:

	July 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$910	Other current liabilities	$14,198
Commodity derivatives-propane	Other assets, net	349	Other liabilities	1,817
	Total	$1,259	Total	$16,015

	July 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments
Commodity derivatives-propane	Prepaid expenses and other current assets	$17,123	Other current liabilities	$1,832
Commodity derivatives-propane	Other assets, net	5,347	Other liabilities	78
	Total	$22,470	Total	$1,910

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2019 and July 31, 2018, respectively:

	July 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$25,028	Other current liabilities	$1,217
	Other assets, net	2,969	Other liabilities	—
		$27,997		$1,217

	July 31, 2018
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$2,851	Other current liabilities	$12,308
	Other assets, net	927	Other liabilities	4,235
		$3,778		$16,543

During fiscal 2018, Ferrellgas, L.P. terminated the interest rate swaps that were designated as a fair value hedging instrument and cash flow hedging instrument. Upon termination, Ferrellgas, L.P. paid the counterparty $4.2 million. Since the interest rate swap designated as a fair value hedging instrument that was terminated involves a hedge of an interest-bearing liability, the senior notes due May 1, 2021, Ferrellgas, L.P. capitalized the fair value of the hedge at termination of $4.2 million and will amortize the balance on a straight-line basis to interest expense over the remaining useful life of the hedged item, the 2021 Notes. For information on the interest rate swap terminations, see Note H – Debt. The following table provides a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2019,  2018 and 2017 due to derivatives designated as fair value hedging instruments:

					Amount of Interest Expense
	Location of Gain	Amount of Gain Recognized on			Recognized on Fixed-Rated Debt
	Recognized on	Derivative			(Related Hedged Item)
Derivative Instrument	Derivative	For the year ended July 31,			For the year ended July 31,
		2019	2018	2017	2019	2018	2017
Interest rate swap agreements	Interest expense	$—	$266	$1,319	$—	$(6,825)	$(9,100)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2019,  2018 and 2017 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(48,184)	Cost of product sold- propane and other gas liquids sales	$(12,868)	$—
	$(48,184)		$(12,868)	$—

	For the year ended July 31, 2018
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$30,231	Cost of product sold- propane and other gas liquids sales	$24,714	$—
Interest rate swap agreements	—	Interest expense	(395)	—
	$30,231		$24,319	$—

	For the year ended July 31, 2017
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$21,659	Cost of sales-propane and other gas liquids sales	$154	$—
Interest rate swap agreements	866	Interest expense	(2,092)	—
	$22,525		$(1,938)	$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2019,  2018and 2017 due to the change in fair value of derivatives not designated as hedging instruments. There was no effect for the fiscal year ended July 31, 2019.

	For the year ended July 31, 2018
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

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2019,  2018 and 2017 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2019	2018	2017
Beginning balance	$20,560	$14,648	$(9,815)
Change in value of risk management commodity derivatives	(48,184)	30,231	21,659
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	12,868	(24,714)	(154)
Change in value of risk management interest rate derivatives	—	—	866
Reclassification of losses on interest rate hedges to interest expense	—	395	2,092
Ending balance	$(14,756)	$20,560	$14,648

Ferrellgas, L.P. expects to reclassify net losses of approximately $13.3 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2019,  2018 and 2017, Ferrellgas, L.P. had no reclassifications to operations resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2019, Ferrellgas, L.P. had financial derivative contracts covering 4.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2019, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur is zero.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2019.

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

	For the year ended July 31,
	2019	2018	2017
Operating expense	$256,190	$243,407	$228,969

General and administrative expense	$25,368	$28,282	$31,068

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

Ferrellgas, L.P. has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been coordinated for pretrial purposes by the multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court of appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Thereafter, in August 2019, Ferrellgas, L.P. reached a settlement with the direct customers, pursuant to which it agreed to pay a total of $6.25 million to resolve all claims asserted by the putative direct purchaser class.  With respect to the indirect customers, the district court exercised supplemental jurisdiction over the remaining state law claims, but then granted in part Ferrellgas’ pleadings-based motion and dismissed 11 of the 24 remaining state law claims.  As a result, there are 13 remaining state law claims brought by a putative class of indirect customers.  Ferrellgas, L.P. believes it has strong defenses and intends to vigorously defend itself against these remaining claims.  Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas, L.P. was named, along with several former officers, in several class action lawsuits alleging violations of certain securities laws based on alleged materially false and misleading statements in certain of our public disclosures. On April 24, 2019 the United States Court of Appeals for the Second Circuit affirmed the judgment of the Southern District Court dismissing the class action lawsuits with prejudice. The derivative lawsuits have been voluntarily dismissed, pending court approval. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the derivative lawsuits.

Ferrellgas, L.P. and Bridger Logistics, LLC, have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger Logistics, LLC (“Bridger”). The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached fiduciary duties owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damages, if ultimately owed to Eddystone, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. On August 24, 2017, Ferrellgas filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, Ferrellgas entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. The lawsuit is in the discovery stage; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as the indentures governing its senior notes and its credit facility. See Note H – Debt – for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment at the end of the lease term will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.5 million as of July 31, 2019. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $9.6 million as of July 31, 2019. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2019:

	Future minimum rental and buyout amounts by fiscal year
	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations	$44,392	$36,134	$26,312	$20,432	$17,196	$17,414
Operating lease buyouts	3,073	4,371	6,421	3,527	1,238	14,433

Rental expense under these leases totaled $53.8 million, $50.7 million and $50.0 million for fiscal 2019, 2018 and 2017, respectively.

Exit costs

During the year ended July 31, 2018, Ferrellgas recognized exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various Midstream dispositions described in Note C – Acquisitions, dispositions and other significant transactions, and for which Ferrellgas does not anticipate any future economic benefit. The $11.8 million charge was recorded in “cost of sales - midstream operations” in the consolidated statements of operations. The following provides the activity in the exit costs liability included in “Other liabilities” within the consolidated balance sheets:

Contract exit
costs
July 31, 2017	$—
Net expense	11,804
Cash payments and other	—
July 31, 2018	11,804
Accretion	448
Cash payments and other	(802)
July 31, 2019	$11,450

O.    Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust ( the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation charges were $5.7 million, $13.9 million and $15.1 million during fiscal 2019, 2018 and 2017, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2019, 2018 and 2017 were $4.6 million, $3.7 million and $4.2 million, respectively.

The general partner terminated its defined benefit plan on December 15, 2018. Prior to termination, this plan  provided participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the prior terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s prior funding policy for this plan was to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2019, 2018 and 2017, other comprehensive income and other liabilities were adjusted by $(0.1) million, $0.1 million and $0.5 million, respectively.

P.     Segment reporting

As of July 31, 2019, Ferrellgas, L.P. has one reportable operating segment: propane operations and related equipment sales. All remaining activities are included in Corporate and other. (See Note C – Acquisitions, dispositions and other significant transactions.)

The chief operating decision maker evaluates the operating segments and allocates resources using an Adjusted EBITDA performance measure which is based on earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, asset impairments, loss on asset sales and disposals, other income (expense), net, severance costs, legal fees and settlements related to non-core businesses, unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments and exit costs associated with contracts related to the Midstream dispositions. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management’s evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B – Summary of significant accounting policies.

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

The propane operations and related equipment sales segment primarily includes the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated primarily through a network of partnership-owned distribution outlets, and to a lesser extent, through independently-owned distribution outlets.

Until April 2018, Ferrellgas, L.P. reported two reportable segments: Propane operations and related equipment sales segment and Midstream operations segment. During July 2018, Ferrellgas, L.P. sold substantially all of the midstream operations. As a result of a change in the way management is evaluating results and allocating resources, results of the Midstream operations business are now included in the Corporate and other operations for all periods presented and our only reportable segment is Propane operations and related equipment sales.

Following is a summary of segment information for the years ended July 31, 2019, 2018 and 2017.

	Year ended July 31, 2019
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$1,684,392	$—	$1,684,392
Direct costs (1)	1,412,299	41,056	1,454,355
Adjusted EBITDA	$272,093	$(41,056)	$230,037

	Year ended July 31, 2018
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$1,790,823	$282,319	$2,073,142
Direct costs (1)	1,514,755	316,331	1,831,086
Adjusted EBITDA	$276,068	$(34,012)	$242,056

	Year ended July 31, 2017
	Propane operations
	and related equipment	Corporate and
	sales	other	Total
Segment revenues	$1,463,574	$466,703	$1,930,277
Direct costs (1)	1,198,150	501,925	1,700,075
Adjusted EBITDA	$265,424	$(35,222)	$230,202

(1)

Direct costs are comprised of “cost of sales-propane and other gas liquids sales”, “cost of sales-other”, “cost of sales-midstream operations”, “operating expense”, “general and administrative expense”, and “equipment lease expense” less “severance costs”, “legal fees and settlements related to non-core businesses”, “non-cash stock-based compensation charge”, “asset impairments”, “exit costs associated with contracts - Midstream dispositions”, “multi-employer pension plan withdrawal settlement” and “unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments”.

Following is a reconciliation of Ferrellgas, L.P.’s net loss to the total segment performance measures of EBITDA and Adjusted EBITDA:

	Year ended July 31,
	2019	2018	2017

Net loss	$(29,517)	$(222,146)	$(29,059)
Income tax expense (benefit)	293	(2,699)	(1,149)
Interest expense	142,635	133,946	127,188
Depreciation and amortization expense	78,846	101,795	103,351
EBITDA	192,257	10,896	200,331
Non-cash employee stock ownership plan compensation charge	5,693	13,859	15,088
Non-cash stock-based compensation charge	—	—	3,298
Asset impairments	—	10,005	—
Loss on asset sales and disposals	10,968	187,399	14,457
Other income, net	(369)	(928)	(1,474)
Severance costs	1,600	1,663	1,959
Legal fees and settlements related to non-core businesses	18,364	6,065	—
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives not designated as hedging instruments	—	1,293	(3,457)
Multi-employer pension plan withdrawal settlement	1,524	—	—
Exit costs associated with contracts - Midstream dispositions	—	11,804	—
Adjusted EBITDA	$230,037	$242,056	$230,202

Following are total assets by segment:

	July 31, 2019	July 31, 2018
Assets
Propane operations and related equipment sales	$1,223,790	$1,196,084
Corporate and other	39,043	167,162
Total consolidated assets	$1,262,833	$1,363,246

Following are capital expenditures by segment (unaudited):

	Year ended July 31, 2019
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$44,439	$2,614	$47,053
Growth	56,145	—	56,145
Total	$100,584	$2,614	$103,198

	Year ended July 31, 2018
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$23,979	$3,584	$27,563
Growth	51,229	1,255	52,484
Total	$75,208	$4,839	$80,047

	Year Ended July 31, 2017
	Propane operations and
	related equipment sales	Corporate and other	Total
Capital expenditures:
Maintenance	$13,330	$3,808	$17,138
Growth	28,912	315	29,227
Total	$42,242	$4,123	$46,365

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

For the year ended July 31, 2019	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$352,309	$573,377	$479,625	$279,081
Gross margin from propane and other gas liquids sales (a)	130,830	238,581	209,167	127,764
Net earnings (loss)	$(48,814)	$52,617	$29,554	$(62,874)

For the year ended July 31, 2018	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$454,655	$755,156	$515,810	$347,521
Gross margin from propane and other gas liquids sales (a)	123,243	229,321	190,883	126,115
Gross margin from midstream operations (b)	12,635	10,209	8,077	(4,161)
Net earnings (loss) (c)	$(39,699)	$6,847	$19,840	$(209,134)

For the year ended July 31, 2017	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$379,542	$579,250	$538,109	$433,376
Gross margin from propane and other gas liquids sales (a)	123,187	202,346	171,950	126,774
Gross margin from midstream operations (b)	13,402	9,763	7,909	6,190
Net earnings (loss)	$(39,440)	$42,600	$15,395	$(47,614)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”

(b)	Gross margin from “Midstream operations” represents “Revenues - midstream operations” less “Cost of sales - midstream operations.”
(c)	Includes asset impairment charges of $10.0 million in the second quarter of fiscal 2018.

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of July 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,045	$1	$—	$—	$—	$11,046
Accounts and notes receivable, net	(3,912)	—	35	111,473	—	107,596
Intercompany receivables	(5,650)	—	—	—	5,650	—
Inventories	80,454	—	—	—	—	80,454
Assets held for sale	—	—	—	—	—	—
Prepaid expenses and other current assets	42,158	—	(1)	—	—	42,157
Total current assets	124,095	1	34	111,473	5,650	241,253

Property, plant and equipment, net	596,724	—	(1)	—	—	596,723
Goodwill, net	247,195	—	—	—	—	247,195
Intangible assets, net	108,557	—	—	—	—	108,557
Investments in consolidated subsidiaries	52,999	—	—	—	(52,999)	—
Other assets, net	65,447	—	2,875	783	—	69,105
Total assets	$1,195,017	$1	$2,908	$112,256	$(47,349)	$1,262,833

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$33,252	$—	$—	$112	$—	$33,364
Short-term borrowings	43,000	—	—	—	—	43,000
Collateralized note payable	—	—	—	62,000	—	62,000
Intercompany payables	—	—	(192)	(5,458)	5,650	—
Current portion of long-term debt	277,029	—	—	—	—	277,029
Other current liabilities	128,666	—	20	5,617	—	134,303
Total current liabilities	481,947	—	(172)	62,271	5,650	549,696

Long-term debt	1,457,004	—	—	—	—	1,457,004
Other liabilities	36,469	—	67	—	—	36,536
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(765,756)	1	3,013	49,985	(52,999)	(765,756)
Accumulated other comprehensive loss	(14,647)	—	—	—	—	(14,647)
Total partners' capital (deficit)	(780,403)	1	3,013	49,985	(52,999)	(780,403)
Total liabilities and partners' capital (deficit)	$1,195,017	$1	$2,908	$112,256	$(47,349)	$1,262,833

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of July 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$119,133	$1	$174	$—	$—	$119,308
Accounts and notes receivable, net	(3,420)	—	9,395	120,079	—	126,054
Intercompany receivables	15,660	—	—	—	(15,660)	—
Inventories	83,694	—	—	—	—	83,694
Prepaid expenses and other current assets	34,050	—	775	5	—	34,830
Total current assets	249,117	1	10,344	120,084	(15,660)	363,886

Property, plant and equipment, net	557,689	—	34	—	—	557,723
Goodwill, net	246,098	—	—	—	—	246,098
Intangible assets, net	120,951	—	—	—	—	120,951
Investments in consolidated subsidiaries	59,937	—	—	—	(59,937)	—
Other assets, net	63,411	—	9,961	1,216	—	74,588
Total assets	$1,297,203	$1	$20,339	$121,300	$(75,597)	$1,363,246

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$45,171	$—	$1,547	$102	$—	$46,820
Short-term borrowings	32,800	—	—	—	—	32,800
Collateralized note payable	—	—	—	58,000	—	58,000
Intercompany payables	—	—	(143)	15,803	(15,660)	—
Current portion of long-term debt	2,402	—	—	—	—	2,402
Other current liabilities	129,300	—	6,036	353	—	135,689
Total current liabilities	209,673	—	7,440	74,258	(15,660)	275,711

Long-term debt	1,728,137	—	—	—	—	1,728,137
Other liabilities	39,471	—	5	—	—	39,476
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(700,811)	1	12,894	47,042	(59,937)	(700,811)
Accumulated other comprehensive income	20,733	—	—	—	—	20,733
Total partners' capital (deficit)	(680,078)	1	12,894	47,042	(59,937)	(680,078)
Total liabilities and partners' capital (deficit)	$1,297,203	$1	$20,339	$121,300	$(75,597)	$1,363,246

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,608,858	$—	$—	$—	$—	$1,608,858
Other	75,485	—	49	—	—	75,534
Total revenues	1,684,343	—	49	—	—	1,684,392

Costs and expenses:
Cost of sales - propane and other gas liquids sales	902,516	—	—	—	—	902,516
Cost of sales - other	11,292	—	114	—	—	11,406
Operating expense	469,652	—	37	3,589	(4,410)	468,868
Depreciation and amortization expense	78,400	—	—	446	—	78,846
General and administrative expense	59,974	6	—	—	—	59,980
Equipment lease expense	33,073	—	—	—	—	33,073
Non-cash employee stock ownership plan compensation charge	5,693	—	—	—	—	5,693
Loss on asset sales and disposals	8,289	—	2,679	—	—	10,968

Operating income (loss)	115,454	(6)	(2,781)	(4,035)	4,410	113,042

Interest expense	(132,929)	—	(38)	(9,668)	—	(142,635)
Other income (expense), net	428	—	(59)	4,410	(4,410)	369

Earnings (loss) before income taxes	(17,047)	(6)	(2,878)	(9,293)	—	(29,224)

Income tax expense	105	—	188	—	—	293
Equity in earnings (loss) of subsidiary	(12,365)	—	—	—	12,365	—

Net earnings (loss)	(29,517)	(6)	(3,066)	(9,293)	12,365	(29,517)

Other comprehensive loss	(35,380)	—	—	—	—	(35,380)

Comprehensive income (loss)	$(64,897)	$(6)	$(3,066)	$(9,293)	$12,365	$(64,897)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,642,155	$—	$821	$—	$—	$1,642,976
Midstream operations	—	—	282,319	—	—	282,319
Other	72,954	—	74,893	—	—	147,847
Total revenues	1,715,109	—	358,033	—	—	2,073,142

Costs and expenses:
Cost of sales - propane and other gas liquids sales	972,467	—	947	—	—	973,414
Cost of sales - midstream operations	—	—	255,559	—	—	255,559
Cost of sales - other	10,111	—	58,543	—	—	68,654
Operating expense	436,962	—	37,617	4,755	(7,586)	471,748
Depreciation and amortization expense	75,163	—	26,317	315	—	101,795
General and administrative expense	48,337	5	5,922	—	—	54,264
Equipment lease expense	27,939	—	333	—	—	28,272
Non-cash employee stock ownership plan compensation charge	13,859	—	—	—	—	13,859
Asset impairments	—	—	10,005	—	—	10,005
Loss on asset sales and disposals	8,978	—	178,421	—	—	187,399

Operating income (loss)	121,293	(5)	(215,631)	(5,070)	7,586	(91,827)

Interest expense	(86,646)	—	(43,247)	(4,053)	—	(133,946)
Other income (expense), net	(234)	—	1,162	7,586	(7,586)	928

Earnings (loss) before income taxes	34,413	(5)	(257,716)	(1,537)	—	(224,845)

Income tax expense	222	—	(2,921)	—	—	(2,699)
Equity in earnings (loss) of subsidiary	(256,337)	—	—	—	256,337	—

Net earnings (loss)	(222,146)	(5)	(254,795)	(1,537)	256,337	(222,146)

Other comprehensive income	5,969	—	—	—	—	5,969

Comprehensive income (loss)	$(216,177)	$(5)	$(254,795)	$(1,537)	$256,337	$(216,177)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31, 2017
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,318,412	$—	$—	$—	$—	$1,318,412
Midstream operations	—	—	466,703	—	—	466,703
Other	69,962	—	75,200	—	—	145,162
Total revenues	1,388,374	—	541,903	—	—	1,930,277

Costs and expenses:
Cost of sales - propane and other gas liquids sales	694,155	—	—	—	—	694,155
Cost of sales - midstream operations	—	—	429,439	—	—	429,439
Cost of sales - other	8,473	—	58,794	—	—	67,267
Operating expense	398,584	—	38,188	95	(4,455)	432,412
Depreciation and amortization expense	72,919	—	30,183	249	—	103,351
General and administrative expense	44,810	5	4,663	—	—	49,478
Equipment lease expense	28,560	—	564	—	—	29,124
Non-cash employee stock ownership plan compensation charge	15,088	—	—	—	—	15,088
Asset impairments	—	—	—	—	—	—
Loss on asset sales and disposals	9,198	—	5,259	—	—	14,457

Operating income (loss)	116,587	(5)	(25,187)	(344)	4,455	95,506

Interest expense	(80,866)	—	(43,839)	(2,480)	(3)	(127,188)
Other income (expense), net	850	—	624	4,452	(4,452)	1,474

Earnings (loss) before income taxes	36,571	(5)	(68,402)	1,628	—	(30,208)

Income tax expense (benefit)	217	—	(1,366)	—	—	(1,149)
Equity in earnings (loss) of subsidiaries	(65,413)	—	—	—	65,413	—

Net earnings (loss)	(29,059)	(5)	(67,036)	1,628	65,413	(29,059)

Other comprehensive loss	25,324	—	—	—	—	25,324

Comprehensive income (loss)	$(3,735)	$(5)	$(67,036)	$1,628	$65,413	$(3,735)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$25,796	$(6)	$24,889	$(717)	$(4,000)	$45,962

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,551)	—	—	—	—	(13,551)
Capital expenditures	(108,822)	—	—	—	—	(108,822)
Proceeds from sale of assets	5,699	—	—	—	—	5,699
Cash collected for purchase of interest in accounts receivable	—	—	—	1,258,050	(1,258,050)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(1,262,050)	1,262,050	—
Intercompany loan to affiliate	24,328	—	—	—	(24,328)	—
Cash payments to construct assets in connection with future lease transactions	(9,934)					(9,934)
Cash receipts in connection with leased vehicles	862					862
Other	1,419	—	—	—	—	1,419
Net cash used in investing activities	(99,999)	—	—	(4,000)	(20,327)	(124,327)

Cash flows from financing activities:
Distributions	(41,121)	—	—	—	—	(41,121)
Proceeds from increase in long-term debt	—	—	—	—	—	—
Reductions in long-term debt	(2,428)	—	—	—	—	(2,428)
Net additions to short-term borrowings	10,200	—	—	—	—	10,200
Net additions to collateralized short-term borrowings	—	—	—	4,000	—	4,000
Net changes in advances with consolidated entities	—	6	(25,063)	729	24,328	(0)
Cash paid for financing costs	(536)	—	—	(12)	—	(548)
Net cash provided by (used in) financing activities	(33,885)	6	(25,063)	4,717	24,328	(29,897)

Net change in cash and cash equivalents	(108,088)	—	(174)	(0)	0	(108,262)
Cash and cash equivalents - beginning of year	119,133	1	174	—	—	119,308
Cash and cash equivalents - end of year	$11,045	$1	$—	$(0)	$0	$11,046

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$139,294	$(5)	$(48,708)	$3,573	$11,000	$105,154

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(18,141)	—	—	—	—	(18,141)
Capital expenditures	(81,114)	—	(3,805)	—	—	(84,919)
Proceeds from sale of assets	7,327	—	145,260	—	—	152,587
Cash collected for purchase of interest in accounts receivable	—	—	—	1,226,211	(1,226,211)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(1,215,211)	1,215,211	—
Net changes in advances with consolidated entities	96,514	—	—	—	(96,514)	—
Net cash provided by (used in) investing activities	4,586	—	141,455	11,000	(107,514)	49,527

Cash flows from financing activities:
Distributions	(70,962)	—	—	—	—	(70,962)
Proceeds from increase in long-term debt	323,680	—	—	—	—	323,680
Payments on long-term debt	(212,920)	—	—	—	—	(212,920)
Net reductions in short-term borrowings	(51,379)	—	—	—	—	(51,379)
Net additions to collateralized short-term borrowings	—	—	—	(11,000)	—	(11,000)
Net changes in advances with parent	—	5	(92,946)	(3,573)	96,514	—
Cash paid for financing costs	(18,493)	—	—	—	—	(18,493)
Net cash provided by (used in) financing activities	(30,074)	5	(92,946)	(14,573)	96,514	(41,074)

Net change in cash and cash equivalents	113,806	—	(199)	—	—	113,607
Cash and cash equivalents - beginning of year	5,327	1	373	—	—	5,701
Cash and cash equivalents - end of year	$119,133	$1	$174	$—	$—	$119,308

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31, 2017
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$185,640	$(5)	$(36,297)	$4,410	$(5,000)	$148,748

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,539)	—	—	—	—	(3,539)
Capital expenditures	(49,107)	—	(1,365)	—	—	(50,472)
Proceeds from sale of assets, dispositions and other	8,510	—	—	—	—	8,510
Cash collected for purchase of interest in accounts receivable	—	—	—	1,011,244	(1,011,244)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(1,016,244)	1,016,244	—
Net changes in advances with consolidated entities	(33,573)	—	—	360	33,213	—
Other	(37)	—	—	—	—	(37)
Net cash provided by (used in) investing activities	(77,746)	—	(1,365)	(4,640)	38,213	(45,538)

Cash flows from financing activities:
Distributions	(119,879)	—	—	—	—	(119,879)
Contributions	167,843	—	—	—	—	167,843
Proceeds from issuance of long-term debt	62,864	—	—	—	—	62,864
Payments on long-term debt	(174,292)	—	—	—	—	(174,292)
Net additions to short-term borrowings	(41,510)	—	—	—	—	(41,510)
Net reductions in collateralized short-term borrowings	—	—	—	5,000	—	5,000
Net changes in advances with parent	—	5	37,618	(4,410)	(33,213)	—
Cash paid for financing costs	(2,065)	—	—	(360)	—	(2,425)
Net cash provided by (used in) financing activities	(107,039)	5	37,618	230	(33,213)	(102,399)

Effect of exchange rate changes on cash	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	855	—	(44)	—	—	811
Cash and cash equivalents - beginning of year	4,472	1	417	—	—	4,890
Cash and cash equivalents - end of year	$5,327	$1	$373	$—	$—	$5,701

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

Ferrellgas Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2019 and 2018, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A of the financial statements, as of July 31, 2019,  Ferrellgas Partners, L.P. has $357 million in unsecured notes due June 15, 2020 that are classified as current in the consolidated financial statements of Ferrellgas Partners, L.P. Ferrellgas Partners, L.P.’s failure to repay the $357 million in unsecured notes on their contractual maturity date may result in an event of default under Ferrellgas, L.P.’s Senior Secured Credit Facility and the indentures governing Ferrellgas L.P.’s outstanding notes. The Company serves as co-issuer and co-obligor for the debt securities of Ferrellgas, L.P. The Company does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of Ferrellgas, L.P. The Company’s business plan, which is also described in Note A, contemplates restructuring or refinancing its long-term arrangements and reducing outstanding indebtedness.  The Partnership’s ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kansas City, Missouri

October 15, 2019

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31, 2019	July 31, 2018
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	1,841	1,500
Total assets	$2,941	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	78,518	72,552
Accumulated deficit	(76,577)	(70,952)
Total stockholder's equity	$2,941	$2,600

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2019	2018	2017
General and administrative expense	$5,625	$5,216	$5,516

Net loss	$(5,625)	$(5,216)	$(5,516)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2016	1,000	$1,000	$61,820	$(60,220)	$2,600
Capital contribution	—	—	5,516	—	5,516
Net loss	—	—	—	(5,516)	(5,516)
July 31, 2017	1,000	1,000	67,336	(65,736)	2,600
Capital contribution	—	—	5,216	—	5,216
Net loss	—	—	—	(5,216)	(5,216)
July 31, 2018	1,000	1,000	72,552	(70,952)	2,600
Capital contribution	—	—	5,966	—	5,966
Net loss	—	—	—	(5,625)	(5,625)
July 31, 2019	1,000	$1,000	$78,518	$(76,577)	$2,941

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(5,625)	$(5,216)	$(5,516)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(341)	—	—
Cash used in operating activities	(5,966)	(5,216)	(5,516)

Cash flows from financing activities:
Capital contribution	5,966	5,216	5,516
Cash provided by financing activities	5,966	5,216	5,516

Net change in cash	—	—	—
Cash - beginning of period	1,100	1,100	1,100
Cash - end of period	$1,100	$1,100	$1,100

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership.  Ferrellgas Partners has $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020 that are classified as current in its consolidated financial statements. This obligation is only reported on the consolidated balance sheet of Ferrellgas Partners. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. In certain circumstances, the failure to repay the $357 million in unsecured notes on their contractual maturity date may result in an event of default under the Partnership’s Senior Secured Credit Facility and the indentures governing the Partnership’s outstanding notes. Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, we believe there is substantial doubt about the entity’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist with the execution of the Partnership’s strategy to reduce the outstanding debt. The successful outcome of the Partnership’s debt reduction strategy continues to remain uncertain.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $16,163 associated with the net operating loss carryforward of $76,969 generated prior to fiscal 2019, which expire at various dates through July 31, 2037, a valuation allowance has been provided on the full amount of the deferred tax asset. The net operating loss carryforwards generated during and after fiscal 2019 are carried forward indefinitely. Accordingly, there is no net deferred tax benefit for fiscal 2019,  2018 or 2017, and there is no net deferred tax asset as of July 31, 2019 and 2018.

D.     Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2019 and 2018 and Statements of Operations and Cash Flows for the years ended July 31, 2019, 2018 and 2017	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2019, 2018 and 2017	S-5

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2019, 2018 and 2017	S-6

Schedule 1

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)

	July 31,
	2019	2018
ASSETS

Cash and cash equivalents	$8	$3
Prepaid expenses and other current assets	57	23
Total assets	$65	$26

LIABILITIES AND PARTNERS’ DEFICIT

Current portion of long-term debt	$354,727	$—
Other current liabilities	3,873	3,925
Long-term debt	—	350,500
Investment in Ferrellgas, L.P.	772,698	673,386

Partners’ deficit
Common unitholders (97,152,665 units outstanding at 2019 and 2018)	(1,046,245)	(978,503)
General partner unitholder (989,926 units outstanding at 2019 and 2018)	(70,476)	(69,792)
Accumulated other comprehensive income (loss)	(14,512)	20,510
Total Ferrellgas Partners, L.P. partners’ deficit	(1,131,233)	(1,027,785)
Total liabilities and partners’ deficit	$65	$26

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2019	2018	2017
Equity in loss of Ferrellgas, L.P.	$(29,219)	$(219,902)	$(28,765)
Operating, general and administrative expense	14	137	139

Operating loss	(29,233)	(220,039)	(28,904)

Interest expense	(34,984)	(34,521)	(25,297)
Income tax expense	30	21	6
Net loss	$(64,247)	$(254,581)	$(54,207)

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss attributable to Ferrellgas Partners, L.P.	$(64,247)	$(254,581)	$(54,207)
Reconciliation of net loss to net cash used in operating activities:
Other	4,141	3,673	3,982
Equity in loss of Ferrellgas, L.P.	29,219	219,902	28,765
Net cash used in operating activities	(30,887)	(31,006)	(21,460)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	40,706	70,246	118,829
Cash contributed to Ferrellgas, L.P.	—	—	(166,148)
Net cash provided by (used in) investing activities	40,706	70,246	(47,319)

Cash flows from financing activities:
Distributions paid to common and general partner unitholders	(9,814)	(39,254)	(79,733)
Cash paid for financing costs	—	(42)	(3,653)
Proceeds from issuance of long-term debt	—	—	168,000
Repurchase of common units	—	—	(15,851)
Net cash provided by (used in) financing activities	(9,814)	(39,296)	68,763

Decrease in cash and cash equivalents	5	(56)	(16)
Cash and cash equivalents - beginning of year	3	59	75
Cash and cash equivalents - end of year	$8	$3	$59

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2019
Allowance for doubtful accounts	$2,455	$1,525	$(1,517)	(1)	$2,463
Year ended July 31, 2018
Allowance for doubtful accounts	$1,976	$1,778	$(1,299)	(1)	$2,455
Year ended July 31, 2017
Allowance for doubtful accounts	$5,526	$7	$(3,557)	(1)	$1,976

(1)	Uncollectible accounts written off, net of recoveries.

Schedule II

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2019
Allowance for doubtful accounts	$2,455	$1,525	$(1,517)	(1)	$2,463
Year ended July 31, 2018
Allowance for doubtful accounts	$1,976	$1,778	$(1,299)	(1)	$2,455
Year ended July 31, 2017
Allowance for doubtful accounts	$5,526	$7	$(3,557)	(1)	$1,976

(1)	Uncollectible accounts written off, net of recoveries.