Form 10-Q
period 2019-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2019-12-06
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

At November 30, 2019, the registrants had common units or shares of common stock outstanding as follows:

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

FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	October 31, 2019	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$29,805	$11,054
Accounts and notes receivable, net (including $118,164 and $106,145 of accounts receivable pledged as collateral at October 31, 2019 and July 31, 2019, respectively)	123,841	107,596
Inventories	84,995	80,454
Prepaid expenses and other current assets	50,582	42,275
Total current assets	289,223	241,379

Property, plant and equipment, net	598,887	596,723
Goodwill, net	247,195	247,195
Intangible assets (net of accumulated amortization of $416,512 and $414,210 at October 31, 2019 and July 31, 2019, respectively)	108,493	108,557
Operating lease right-of-use assets	124,047	—
Other assets, net	75,443	69,105
Total assets	$1,443,288	$1,262,959

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$44,421	$33,364
Short-term borrowings	80,000	43,000
Collateralized note payable	73,000	62,000
Current portion of long-term debt	358,080	631,756
Current operating lease liabilities	33,832	—
Other current liabilities	187,731	138,237
Total current liabilities	777,064	908,357

Long-term debt	1,731,920	1,457,004
Operating lease liabilities	88,773	—
Other liabilities	36,915	36,536
Contingencies and commitments (Note L)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at October 31, 2019 and July 31, 2019)	(1,091,704)	(1,046,245)
General partner unitholder (989,926 units outstanding at October 31, 2019 and July 31, 2019)	(70,935)	(70,476)
Accumulated other comprehensive loss	(20,598)	(14,512)
Total Ferrellgas Partners, L.P. partners' deficit	(1,183,237)	(1,131,233)
Noncontrolling interest	(8,147)	(7,705)
Total partners' deficit	(1,191,384)	(1,138,938)
Total liabilities and partners' deficit	$1,443,288	$1,262,959

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

(unaudited)

	For the three months ended October 31,
	2019	2018
Revenues:
Propane and other gas liquids sales	$273,385	$334,966
Other	19,829	17,343
Total revenues	293,214	352,309

Costs and expenses:
Cost of sales - propane and other gas liquids sales	134,028	204,136
Cost of sales - other	3,681	3,047
Operating expense - personnel, vehicle, plant and other	114,543	110,331
Operating expense - equipment lease expense	8,388	7,863
Depreciation and amortization expense	19,219	18,992
General and administrative expense	9,695	14,179
Non-cash employee stock ownership plan compensation charge	795	2,748
Loss on asset sales and disposals	2,235	4,504

Operating income (loss)	630	(13,491)

Interest expense	(45,697)	(43,878)
Other income (expense), net	(132)	19

Loss before income taxes	(45,199)	(57,350)

Income tax expense	518	158

Net loss	(45,717)	(57,508)

Net loss attributable to noncontrolling interest	(373)	(493)

Net loss attributable to Ferrellgas Partners, L.P.	(45,344)	(57,015)

Less: General partner's interest in net loss	(453)	(570)

Common unitholders' interest in net loss	$(44,891)	$(56,445)

Basic and diluted loss per common unit	$(0.46)	$(0.58)

Cash distributions declared per common unit	$—	$—

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended October 31,
	2019	2018

Net loss	$(45,717)	$(57,508)
Other comprehensive income (loss):
Change in value of risk management derivatives	(13,627)	(8,154)
Reclassification of (gains) losses on derivatives to earnings, net	7,479	(4,433)
Other comprehensive loss	(6,148)	(12,587)
Comprehensive loss	(51,865)	(70,095)
Less: Comprehensive loss attributable to noncontrolling interest	(435)	(620)
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(51,430)	$(69,475)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	Partner	Common	Partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2019	97,152.7	989.9	$(1,046,245)	$(70,476)	$(14,512)	$(1,131,233)	$(7,705)	$(1,138,938)

Contributions in connection with non-cash ESOP compensation charges	—	—	779	8	—	787	8	795
Distributions	—	—	—	—	—	—	(1)	(1)
Cumulative adjustment for lease accounting standard	—	—	(1,347)	(14)	—	(1,361)	(14)	(1,375)
Net loss	—	—	(44,891)	(453)	—	(45,344)	(373)	(45,717)
Other comprehensive loss	—	—	—	—	(6,086)	(6,086)	(62)	(6,148)
Balance at October 31, 2019	97,152.7	989.9	$(1,091,704)	$(70,935)	$(20,598)	$(1,183,237)	$(8,147)	$(1,191,384)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	Partner	Common	Partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2018	97,152.7	989.9	$(978,503)	$(69,792)	$20,510	$(1,027,785)	$(6,692)	$(1,034,477)

Contributions in connection with non-cash ESOP compensation charges	—	—	2,693	27	—	2,720	28	2,748
Distributions	—	—	(9,716)	(98)	—	(9,814)	(101)	(9,915)
Net loss	—	—	(56,445)	(570)	—	(57,015)	(493)	(57,508)
Other comprehensive loss	—	—	—	—	(12,460)	(12,460)	(127)	(12,587)
Balance at October 31, 2018	97,152.7	989.9	$(1,041,971)	$(70,433)	$8,050	$(1,104,354)	$(7,385)	$(1,111,739)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(45,717)	$(57,508)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	19,219	18,992
Non-cash employee stock ownership plan compensation charge	795	2,748
Loss on asset sales and disposals	2,235	4,504
Provision for doubtful accounts	665	519
Deferred income tax expense	554	150
Other	3,450	3,193
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(14,410)	(10,654)
Inventories	(4,541)	(22,866)
Prepaid expenses and other current assets	(8,008)	(6,391)
Accounts payable	11,360	13,159
Accrued interest expense	34,167	31,987
Other current liabilities	8,214	6,677
Other assets and liabilities	(872)	(2,124)
Net cash provided by (used in) operating activities	7,111	(17,614)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	(4,625)
Capital expenditures	(18,126)	(23,433)
Proceeds from sale of assets	835	1,061
Cash payments to construct assets in connection with future lease transactions	(16,879)	—
Cash receipts in connection with leased vehicles	5,863	—
Other	—	(292)
Net cash used in investing activities	(34,707)	(27,289)

Cash flows from financing activities:
Distributions	—	(9,814)
Payments on long-term debt	(512)	(281)
Net additions to (reductions in) short-term borrowings	37,000	(32,800)
Net additions to collateralized short-term borrowings	11,000	32,000
Cash paid for financing costs and other	(1,140)	(224)
Noncontrolling interest activity	(1)	(101)
Net cash provided by (used in) financing activities	46,347	(11,220)

Net change in cash and cash equivalents	18,751	(56,123)
Cash and cash equivalents - beginning of period	11,054	119,311
Cash and cash equivalents - end of period	$29,805	$63,188

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of October 31, 2019, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the three months ended October 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2020.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas’ Annual Report on Form 10‑K for fiscal 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.  Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020 that are classified as current in the condensed consolidated financial statements. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Given these concerns, Ferrellgas Partners believes there is substantial doubt about the entity’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in our ongoing process to address our upcoming debt maturities. The successful outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note F – Debt below for further discussion of the outstanding debt.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2016‑02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 became effective for Ferrellgas for its annual reporting period beginning August 1, 2019, including interim periods within that reporting period. Ferrellgas adopted the standard using the transition relief option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with an option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption and consequently, to continue to report comparative periods in compliance with the prior guidance (ASC 840).

Ferrellgas elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of-use assets or lease liabilities for those leases. Ferrellgas also elected the practical expedient to not separate lease and non-lease components for its most significant leasing activity, which includes vehicle and real estate leases.

Additionally, Ferrellgas elected the package of three practical expedients which allows entities to not reassess initial direct costs, lease classification for existing or expired leases, and lease definition for existing or expired contracts as of the effective date of August 1, 2019. Ferrellgas did not, however, elect the hindsight method practical expedient which would have allowed it to reassess lease terms and impairment.

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

FASB Accounting Standard Update No. 2017‑12

In August 2017, the FASB issued ASU 2017‑12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard became effective for Ferrellgas for its annual reporting period beginning August 1, 2019, including interim periods within that reporting period. Ferrellgas applied ASU No. 2017-12 using a modified retrospective approach for cash flow hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. The adoption of this standard did not have a material impact on our consolidated financial statements.

C. Leases

Ferrellgas determines if an arrangement is a lease or contains a lease at inception. Ferrellgas leases certain transportation and computer equipment and real estate, predominantly through operating leases. Ferrellgas has an immaterial amount of leases in which it is the lessor. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. Ferrellgas determines the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease right-of-use (“ROU”) assets, and current and long-term operating lease liabilities on Ferrellgas’ condensed consolidated balance sheet. Ferrellgas has an immaterial amount of finance leases that are included in “Other assets, net”, “Other current liabilities”, and “Other liabilities” on its condensed consolidated balance sheet.

ROU assets represent Ferrellgas’ right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of Ferrellgas’ leases do not provide an implicit discount rate, Ferrellgas uses its incremental borrowing rate adjusted for the lease term to represent the rate it would have to pay to borrow on a collateralized basis based on the information available at the commencement date in determining the present value of lease payments. Ferrellgas’ lease terms may include options to extend or terminate the lease and it will adjust the life of the lease when it is reasonably certain that it will exercise these options.

Ferrellgas has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Ferrellgas has variable lease components, including lease payments with payment escalation based on the Consumer Price Index, and other variable items, such as common area maintenance and taxes.

Key assumptions include the discount rate, the impact of purchase options and renewal options on Ferrellgas’ lease term, as well as the assessment of residual value guarantees.

Ferrellgas’ transportation equipment leases generally have purchase options. However, in most circumstances Ferrellgas is not certain if it will exercise the purchase option. As circumstances dictate, it may instead return the existing equipment to the lessor and sign a new lease. Ferrellgas’ transportation equipment leases often contain residual value guarantees, but they are not reflected in Ferrellgas’ lease liabilities as its lease rates are such that residual value guarantees are not expected to be owed at the end of its leases.

Ferrellgas’ real estate leases will often have an option to extend the lease, but it is typically not reasonably certain of exercising options to extend. As customer demand changes over time, Ferrellgas typically maintains the ability to move to more advantageous locations, relocate to other leased and owned locations, or discontinue service from particular locations.

The following table provides the operating and financing ROU assets and lease liabilities as of October 31, 2019:

Leases	Classification	October 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$124,047
Financing lease assets	Other assets, net	5,719
Total leased assets		$129,766

Liabilities
Current
Operating	Current operating lease liabilities	$33,832
Financing	Other current liabilities	1,817
Noncurrent
Operating	Operating lease liabilities	88,773
Financing	Other liabilities	3,949
Total leased liabilities		$128,371

The following table provides the lease expenses for the three months ended October 31, 2019:

Leases Expense	Classification	For the three months ended October 31,
		2019

Operating lease expense	Operating expenses - personnel, vehicle, plant and other	$1,741
	Operating expense - equipment lease expense	7,607
	Cost of sales - propane and other gas liquids sales	389
	General and administrative expense	266
Total operating lease expense		$10,003

Short-term expense	Operating expenses - personnel, vehicle, plant and other	$1,954
	General and administrative expense	110
Total short-term expense		$2,064

Variable lease expense	Operating expenses - personnel, vehicle, plant and other	$675
	Operating expense - equipment lease expense	733
Total variable lease expense		$1,408

Finance lease expense
Amortization of leased assets	Depreciation and amortization expense	$40
Interest on lease liabilities	Interest expense	42
Total finance lease expense		$82

Total lease expense		$13,557

Minimum annual payments under existing operating and finance lease liabilities as of October 31, 2019 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2020	$31,711	$1,233	$32,944
2021	35,187	1,568	36,755
2022	25,864	1,177	27,041
2023	19,938	893	20,831
2024	17,092	812	17,904
Thereafter	34,326	1,735	36,061
Total lease payments	$164,118	$7,418	$171,536
Less: Imputed interest	41,513	1,652	43,165
Present value of lease liabilities	$122,605	$5,766	$128,371

The following table represents the weighted-average remaining lease term and discount rate as of October 31, 2019:

	As of October 31, 2019
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.7	8.2%
Finance leases	5.8	8.0%

Cash flow information is presented below:

For the three months ended October 31,
2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$11,049

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$42
Financing cash flows	$28

D.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2019	July 31, 2019
Propane gas and related products	$70,067	$66,001
Appliances, parts and supplies, and other	14,928	14,453
Inventories	$84,995	$80,454

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2019, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 1.3 million gallons of propane at fixed prices, net of contracts to take delivery.

Prepaid expenses and other current assets consist of the following:

	October 31, 2019	July 31, 2019
Broker margin deposit assets	$33,519	$25,028
Other	17,063	17,247
Prepaid expenses and other current assets	$50,582	$42,275

Other assets, net consist of the following:

	October 31, 2019	July 31, 2019
Notes receivable, less current portion	$13,809	$16,216
Other	61,634	52,889
Other assets, net	$75,443	$69,105

Other current liabilities consist of the following:

	October 31, 2019	July 31, 2019
Accrued interest	$54,651	$20,484
Customer deposits and advances	35,625	24,686
Accrued payroll	23,918	17,356
Accrued insurance	13,980	18,524
Price risk management liabilities	19,745	14,198
Other	39,812	42,989
Other current liabilities	$187,731	$138,237

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2019	2018
Operating expense - personnel, vehicle, plant and other	$48,015	$47,443
Depreciation and amortization expense	1,840	1,072
Operating expense - equipment lease expense	7,642	7,519
	$57,497	$56,034

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2019	2018
Cash paid (refunded) for:
Interest	$8,284	$8,930
Income taxes	$—	$2
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$520	$1,096
Change in accruals for property, plant and equipment additions	$(43)	$(315)
Right-of-use assets arising from operating and finance lease liabilities	$17,177	$—

E.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2019	July 31, 2019
Accounts receivable pledged as collateral	$118,164	$106,145
Accounts receivable not pledged as collateral (including other reserves)	2,817	1,218
Note receivable	5,292	2,660
Other	36	36
Less: Allowance for doubtful accounts	(2,468)	(2,463)
Accounts and notes receivable, net	$123,841	$107,596

At October 31, 2019,  $118.2 million of trade accounts receivable were pledged as collateral against $73.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2019,  $106.1 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2019, Ferrellgas had received cash proceeds of $73.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2019, Ferrellgas had received cash proceeds of $62.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.2% and 5.5% as of October 31, 2019 and July 31, 2019, respectively.

F.    Debt

Short-term borrowings

Ferrellgas classifies borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of October 31, 2019 and July 31, 2019, $80.0 million and $43.0 million, respectively,  were classified as short-term borrowings. For further discussion see the “Senior secured credit facilities” section below.

Long-term debt

Long-term debt consists of the following:

	October 31, 2019	July 31, 2019
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $1,455 and $1,633 at October 31, 2019 and July 31, 2019, respectively (3)	476,455	476,633
Fixed rate, 8.625%, due 2020, net of unamortized discount of $668 and $1,319 at October 31, 2019 and July 31, 2019, respectively (4)	356,332	355,681

Senior secured term loan
Variable interest rate, Term Loan, expected to mature May 2023 (5)	275,000	275,000

Notes payable
10.4% and 10.7% weighted average interest rate at October 31, 2019 and July 31, 2019, respectively, due 2020 to 2029, net of unamortized discount of $683 and $711 at October 31, 2019 and July 31, 2019, respectively	6,080	5,962
Total debt, excluding unamortized debt issuance and other costs	2,113,867	2,113,276
Unamortized debt issuance and other costs	(23,867)	(24,516)
Less: current portion of long-term debt	358,080	631,756
Long-term debt	$1,731,920	$1,457,004

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

(5)

The Senior Secured Credit Facility, including the Term Loan, will mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of July 31, 2019, the earliest maturity date of any series of the operating partnership’s outstanding notes was May 1, 2021, except for the reclassification of the Term Loan from long-term to current. As of October 31, 2019, the Term Loan was reclassified to long-term.

Senior secured credit facilities

On May 4, 2018, the operating partnership entered into a new $575.0 million senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $300.0 million revolving line of credit (the “Revolving Facility”) and a $275.0 million term loan (the “Term Loan”), which mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021. Revolving Facility borrowings bear interest at the Prime Rate + 4.75% and Term Loan borrowings bear interest at LIBOR + 5.75%. The Revolving Facility, as amended, includes a $140.0 million sublimit for the issuance of letters of credit. Borrowings under the Senior Secured Credit Facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions, within certain limits.

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

On June 6, 2019, the operating partnership entered into a first amendment to the financing agreement governing its Senior Secured Credit Facility. Among other matters, the first amendment updated the calculation of the fixed charge coverage ratio for purposes of the fixed charge coverage ratio in the agreement to exclude certain maintenance capital expenditures related to the purchase during fiscal 2019 of new propane delivery trucks which have historically been leased. The first amendment provides that up to a specified amount of such maintenance capital expenditures will not be deducted from consolidated EBITDA for purposes of the calculation.

On November 7, 2019, the operating partnership entered into a second amendment (the “Second Amendment”) to the financing agreement governing its Senior Secured Credit Facility. Among other matters, the Second Amendment (i) increased from $125.0 million to $140.0 million the sub-limit for issuance of letters of credit that exists within the $300.0 million Revolving Facility; and (ii) modified a component of the fixed charge coverage ratio calculation to exclude payments related to the manufacture of vehicles used for propane delivery or related service up to specified amounts if operating lease commitments sufficient to cover such excluded amounts have been obtained and those payments are in fact reimbursed under such operating leases within nine months thereafter. In addition, the Second Amendment provided waivers for any event of default that has or would otherwise arise with respect to the delivery of an unqualified report of Grant Thornton LLP as to going concern with respect to the audited financial statements of Ferrellgas, L.P. and with respect to the timely delivery of financial information for fiscal 2019, thereby resolving the disagreement with the agent under the Senior Secured Credit Facility regarding alleged events of default described in the Annual Report on Form 10-K for fiscal 2019. As a result of the Second Amendment, the Term Loan was reclassified from current to long-term, consistent with its underlying maturity.

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

As of October 31, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 7.89%, which was classified as long-term debt, and $80.0 million of borrowings under the Revolving Facility at a weighted average interest rate of 9.09%, which was classified as short-term borrowings. As of October 31, 2019, the operating partnership had available borrowing capacity under the Revolving Facility of $101.9 million. As of July 31, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 8.16%, which was classified as current, and $43.0 million under the Revolving Facility at an interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, the operating partnership had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at October 31, 2019 and July 31, 2019 totaled $118.1 million and $101.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At October 31, 2019, Ferrellgas had remaining available letter of credit capacity of $6.9 million (or $21.9 million, if the Second Amendment had been effective as of October 31, 2019). At  July 31, 2019, Ferrellgas had remaining available letter of credit capacity of $23.1 million.

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

Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of October 31, 2019, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.35x.

If the consolidated fixed charge coverage ratio is below 1.75x,  Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended October 31, 2019, and, unless this indenture is amended or replaced or Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners. Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of October 31, 2019, the operating partnership’s consolidated fixed charge coverage ratio was 1.68x.

If the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. If the operating partnership’s consolidated fixed charge coverage ratio remains below 1.75x, the distribution to be made by the operating partnership on December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 would be made from capacity under the limited exception to the ratio requirement.

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

Debt and interest expense reduction and refinancing strategy

Ferrellgas continues to pursue a strategy to further reduce its debt and interest expense. Achievements under this strategy during fiscal 2018 included entering into the Senior Secured Credit Facility, amending our accounts receivable securitization facility and selling certain assets. Other opportunities include the generation of additional cash flows organically or through accretive acquisitions, restructuring or refinancing existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas expects to maintain its debt and interest expense reduction strategy until its consolidated leverage ratio reaches a level that it deems appropriate for its business. During fiscal 2019, Ferrellgas engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist us in our ongoing process to address our upcoming debt maturities.

G.    Partners’ deficit

As of October 31, 2019 and July 31, 2019, Ferrellgas Partners limited partner units, which are listed on the New York Stock Exchange under the symbol “FGP,” were beneficially owned by the following:

	October 31, 2019	July 31, 2019
Public common unitholders (1)	69,612,939	69,612,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP”.
(2)

Ferrell Companies is the owner of the general partner and is an approximate 23.2% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at October 31, 2019.

(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
(5)

James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 4,758,859 of these common units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members or their related entities are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Partnership distributions

Ferrellgas Partners has recognized the following distributions:

	For the three months ended October 31,
	2019	2018
Public common unitholders	$—	$6,962
Ferrell Companies	—	2,253
FCI Trading Corp.	—	20
Ferrell Propane, Inc.	—	5
James E. Ferrell	—	476
General partner	—	98
	$—	$9,814

Ferrellgas Partners paid cash distributions as detailed in the table above. Ferrellgas Partners did not declare a cash distribution related to the three months ended October 31, 2019. Ferrellgas has not paid any cash distributions to our unitholders since the distribution paid in the first quarter of fiscal 2019 for the three months ended July 31, 2018. As discussed in Note F – Debt, Ferrellgas Partners was not permitted, pursuant to the consolidated fixed charge coverage ratio under its note indenture, to make restricted payments, including distributions to unitholders.

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2019 and 2018.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2019, the general partner made non-cash contributions of $16 thousand to Ferrellgas to maintain its effective 2% general partner interest.

During the three months ended October 31, 2018, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

H.    Revenue from contracts with customers

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

	For the three months ended October 31,
	2019	2018
Retail - Sales to End Users	$180,417	$217,764
Wholesale - Sales to Resellers	82,704	93,944
Other Gas Sales	10,264	23,258
Other	19,829	17,343
Propane and related equipment revenues	$293,214	$352,309

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

The following table presents the opening and closing balances of Ferrellgas Partners’ receivables, contract assets, and contract liabilities:

	October 31, 2019	July 31, 2019
Accounts receivable	$119,609	$96,450
Contract assets	$6,700	$13,609
Contract liabilities
Deferred revenue (1)	$43,821	$31,974

(1)	Of the beginning balance of deferred revenue, $9.2 million was recognized as revenue during the three months ended October 31, 2019.

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

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2019 and July 31, 2019:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
October 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$453	$—	$453
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(21,358)	$—	$(21,358)

July 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,259	$—	$1,259
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,015)	$—	$(16,015)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the note receivable financial instrument classified in "Other assets, net" on the condensed consolidated balance sheets, is approximately $13.3 million, or $0.5 million less than its carrying amount as of October 31, 2019. The estimated fair value of the note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At October 31, 2019 and July 31, 2019, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,735.5 million and  $1,824.6 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2019 and 2018, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of October 31, 2019 and July 31, 2019:

	Final	October 31, 2019
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$444	Other current liabilities	$19,745
Commodity derivatives-propane		Other assets, net	9	Other liabilities	1,613
		Total	$453	Total	$21,358

	Final	July 31, 2019
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$910	Other current liabilities	$14,198
Commodity derivatives-propane		Other assets, net	349	Other liabilities	1,817
		Total	$1,259	Total	$16,015

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2019 and July 31, 2019, respectively:

	October 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$33,519	Other current liabilities	$2,112
	Other assets, net	2,674	Other liabilities	—
		$36,193		$2,112

	July 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$25,028	Other current liabilities	$1,217
	Other assets, net	2,969	Other liabilities	—
		$27,997		$1,217

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2019 and 2018 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2019
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(13,627)	Cost of product sold- propane and other gas liquids sales	$(7,479)	$—
	$(13,627)		$(7,479)	$—

	For the three months ended October 31, 2018
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(8,154)	Cost of sales-propane and other gas liquids sales	$4,433	$—
	$(8,154)		$4,433	$—

The changes in derivatives included in AOCI for the three months ended October 31, 2019 and 2018 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2019	2018
Beginning balance	$(14,756)	$20,560
Change in value of risk management commodity derivatives	(13,627)	(8,154)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	7,479	(4,433)
Ending balance	$(20,904)	$7,973

Ferrellgas expects to reclassify net losses related to the risk management commodity derivatives of approximately $19.3 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the three months ended October 31, 2019 and 2018, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2019, Ferrellgas had financial derivative contracts covering 4.5 million gallons of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2019, the maximum amount of loss due to credit risk that Ferrellgas would incur is zero, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were  no open derivative contracts with credit-risk-related contingent features as of October 31, 2019.

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

	For the three months ended October 31,
	2019	2018
Operating expense	$63,471	$59,958

General and administrative expense	$6,487	$6,112

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

M.    Net earnings (loss) per common unit

Ferrellgas Partners is currently restricted by its debt covenants from making distributions to common unitholders. See Note F – Debt – for details regarding these restrictions. Below is a calculation of the basic and diluted net earnings (loss)

per common unit in the condensed consolidated statements of operations for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed according to the incentive distribution rights in the Ferrellgas partnership agreement. Due to the seasonality of the propane business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows:

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was no  dilutive effect resulting from this method on basic and diluted net earnings (loss) per common unit for the three months ended October 31, 2019 or 2018.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended October 31,
	2019	2018

Common unitholders’ interest in net loss	$(44,891)	$(56,445)
Weighted average common units outstanding (in thousands)	97,152.7	97,152.7
Basic and diluted net loss per common unit	$(0.46)	$(0.58)
A.
B.

N.    Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements except as described below.

On November 7, 2019, the operating partnership entered into a second amendment to the financing agreement governing its Senior Secured Credit Facility. See Note F – Debt for further discussion.

On December 5, 2019, the operating partnership entered into an eighth amendment to its accounts receivable securitization facility in order to align certain deliverables under the accounts receivable securitization facility with similar requirements under the second amendment to the financing agreement governing the Senior Secured Credit Facility, noted above.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2019	July 31, 2019
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	1,021	1,858
Total assets	$2,021	$2,858

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	33,081	33,027
Accumulated deficit	(32,060)	(31,169)
Total stockholder’s equity	$2,021	$2,858

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2019	2018
General and administrative expense	$891	$1,941

Net loss	$(891)	$(1,941)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(891)	$(1,941)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	838	1,850
Cash used in operating activities	(53)	(91)

Cash flows from financing activities:
Capital contribution	53	91
Cash provided by financing activities	53	91

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership. The Partnership has $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020 that are classified as current. This obligation is only reported on the Partnership’s condensed consolidated balance sheet. The ability of the Partnership to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness.  Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, the Finance Corp. believes  there is substantial doubt about the entity’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with the Partnership’s ongoing process to address its upcoming debt maturities. The successful outcome of the Partnership’s debt reduction strategy continues to remain uncertain.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership. The Finance Corp. is liable as co-issuer and co-obligor for the $357 million aggregate principal amount of the Partnership’s unsecured senior notes due June 15, 2020, which obligation is only reported on the Partnership’s consolidated balance sheet.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31, 2019	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$29,733	$11,046
Accounts and notes receivable, net (including $118,164 and $106,145 of accounts receivable pledged as collateral at October 31, 2019 and July 31, 2019, respectively)	123,841	107,596
Inventories	84,995	80,454
Prepaid expenses and other current assets	50,426	42,157
Total current assets	288,995	241,253

Property, plant and equipment, net	598,887	596,723
Goodwill, net	247,195	247,195
Intangible assets (net of accumulated amortization of $416,512 and $414,210 at October 31, 2019 and July 31, 2019, respectively)	108,493	108,557
Operating lease right-of-use assets	124,047	—
Other assets, net	75,443	69,105
Total assets	$1,443,060	$1,262,833

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$44,421	$33,364
Short-term borrowings	80,000	43,000
Collateralized note payable	73,000	62,000
Current portion of long-term debt	2,230	277,029
Current operating lease liabilities	33,832	—
Other current liabilities	176,099	134,303
Total current liabilities	409,582	549,696

Long-term debt	1,731,920	1,457,004
Operating lease liabilities	88,773	—
Other liabilities	36,915	36,536
Contingencies and commitments (Note L)

Partners’ deficit:
Limited partner	(795,385)	(758,186)
General partner	(7,950)	(7,570)
Accumulated other comprehensive loss	(20,795)	(14,647)
Total partners’ deficit	(824,130)	(780,403)
Total liabilities and partners’ deficit	$1,443,060	$1,262,833

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2019	2018

Revenues:
Propane and other gas liquids sales	$273,385	$334,966
Other	19,829	17,343
Total revenues	293,214	352,309

Costs and expenses:
Cost of sales - propane and other gas liquids sales	134,028	204,136
Cost of sales - other	3,681	3,047
Operating expense - personnel, vehicle, plant and other	114,543	110,331
Operating expense - equipment lease expense	8,388	7,863
Depreciation and amortization expense	19,219	18,992
General and administrative expense	9,696	14,175
Non-cash employee stock ownership plan compensation charge	795	2,748
Loss on asset sales and disposals	2,235	4,504

Operating income (loss)	629	(13,487)

Interest expense	(36,877)	(35,195)
Other income (expense), net	(132)	19

Loss before income taxes	(36,380)	(48,663)

Income tax expense	518	151

Net Loss	$(36,898)	$(48,814)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended October 31,
	2019	2018

Net loss	$(36,898)	$(48,814)
Other comprehensive income (loss):
Change in value of risk management derivatives	(13,627)	(8,154)
Reclassification of (gains) losses on derivatives to earnings, net	7,479	(4,433)
Other comprehensive loss	(6,148)	(12,587)
Comprehensive loss	$(43,046)	$(61,401)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	loss	deficit
Balance at July 31, 2019	$(758,186)	$(7,570)	$(14,647)	$(780,403)

Contributions in connection with non-cash ESOP compensation charges	787	8	—	795
Cumulative adjustment for lease accounting standard	(1,361)	(14)	—	(1,375)
Distributions	(100)	(1)	—	(101)
Net loss	(36,525)	(373)	—	(36,898)
Other comprehensive loss	—	—	(6,148)	(6,148)
Balance at October 31, 2019	$(795,385)	$(7,950)	$(20,795)	$(824,130)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2018	$(693,896)	$(6,915)	$20,733	$(680,078)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	2,720	28	—	2,748
Distributions	(9,914)	(101)	—	(10,015)
Net loss	(48,321)	(493)	—	(48,814)
Other comprehensive loss	—	—	(12,587)	(12,587)
Balance at October 31, 2018	$(749,411)	$(7,481)	$8,146	$(748,746)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(36,898)	$(48,814)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	19,219	18,992
Non-cash employee stock ownership plan compensation charge	795	2,748
Loss on asset sales and disposals	2,235	4,504
Provision for doubtful accounts	665	519
Deferred income tax expense	554	150
Other	2,327	2,174
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(14,410)	(10,654)
Inventories	(4,541)	(22,866)
Prepaid expenses and other current assets	(7,970)	(6,361)
Accounts payable	11,360	13,159
Accrued interest expense	26,469	24,290
Other current liabilities	8,214	6,677
Other assets and liabilities	(872)	(2,124)
Net cash provided by (used in) operating activities	7,147	(17,606)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	(4,625)
Capital expenditures	(18,126)	(23,433)
Proceeds from sale of assets	835	1,061
Cash payments to construct assets in connection with future lease transactions	(16,879)	—
Cash receipts in connection with leased vehicles	5,863	—
Other	—	(292)
Net cash used in investing activities	(34,707)	(27,289)

Cash flows from financing activities:
Distributions	(101)	(10,015)
Payments on long-term debt	(512)	(281)
Net additions to (reductions in) short-term borrowings	37,000	(32,800)
Net additions to collateralized short-term borrowings	11,000	32,000
Cash paid for financing costs and other	(1,140)	(224)
Net cash provided by (used in) financing activities	46,247	(11,320)

Net change in cash and cash equivalents	18,687	(56,215)
Cash and cash equivalents - beginning of period	11,046	119,308
Cash and cash equivalents - end of period	$29,733	$63,093

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas, L.P. is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P. Ferrellgas Partners and Ferrellgas, L.P., collectively referred to as “Ferrellgas,” are governed by their respective partnership agreements. These agreements contain specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

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

Due to seasonality, the results of operations for the three months ended October 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2020.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10‑K for fiscal 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020 that are classified as current in its condensed consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is directly impacted by the cash flows of Ferrellgas, L.P. The ability of Ferrellgas Partners to restructure or refinance these notes is uncertain considering the level of other outstanding indebtedness.  In certain circumstances, the failure to repay the $357.0 million in unsecured notes on their contractual maturity date may result in an event of default under the operating partnership’s Senior Secured Credit Facility and the indentures governing the operating partnership’s outstanding notes. Given these concerns, Ferrellgas, L.P., believes there is substantial doubt about the entity’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with its ongoing process to address its upcoming debt maturities. The successful outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note F – Debt below for further discussion of the outstanding debt.

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

(2) New accounting standards:

FASB Accounting Standard Update No. 2016‑02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 became effective for Ferrellgas, L.P. for its annual reporting period beginning August 1, 2019, including interim periods within that reporting period. Ferrellgas, L.P. adopted the standard using the transition relief option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with an option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption and consequently, to continue to report comparative periods in compliance with the prior guidance (ASC 840).

Ferrellgas, L.P. elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of-use assets or lease liabilities for those leases. Ferrellgas, L.P. also elected the practical expedient to not separate lease and non-lease components for its most significant leasing activity, which includes vehicle and real estate leases.

Additionally, Ferrellgas, L.P. elected the package of three practical expedients which allows entities to not reassess initial direct costs, lease classification for existing or expired leases, and lease definition for existing or expired contracts as of the effective date of August 1, 2019. Ferrellgas, L.P. did not, however, elect the hindsight method practical expedient which would have allowed it to reassess lease terms and impairment.

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

FASB Accounting Standard Update No. 2017‑12

In August 2017, the FASB issued ASU 2017‑12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard became effective for Ferrellgas, L.P. for its annual reporting period beginning August 1, 2019, including interim periods within that reporting period. Ferrellgas, L.P. applied ASU No. 2017-12 using a modified retrospective approach for cash flow hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. The adoption of this standard did not have a material impact on our consolidated financial statements.

.

C. Leases

Ferrellgas, L.P. determines if an arrangement is a lease or contains a lease at inception. Ferrellgas, L.P. leases certain transportation and computer equipment and real estate, predominantly through operating leases. Ferrellgas, L.P. has an immaterial amount of leases in which it is the lessor. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. Ferrellgas, L.P. determines the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease right-of-use (“ROU”) assets, and current and long-term operating lease liabilities on Ferrellgas, L.P.’s condensed consolidated balance sheet. Ferrellgas, L.P. has an immaterial amount of finance leases that are included in “Other assets, net”, “Other current liabilities”, and “Other liabilities” on its condensed consolidated balance sheet.

ROU assets represent Ferrellgas, L.P. right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of Ferrellgas, L.P.’s leases do not provide an implicit discount rate, Ferrellgas, L.P. uses its incremental borrowing rate adjusted for the lease term to represent the rate it would have to pay to borrow on a collateralized basis based on the information available at the commencement date in determining the present value of lease payments. Ferrellgas, L.P.’s lease terms may include options to extend or terminate the lease and it will adjust the life of the lease when it is reasonably certain that it will exercise these options.

Ferrellgas, L.P. has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Ferrellgas, L.P. has variable lease components, including lease payments with payment escalation based on the Consumer Price Index, and other variable items, such as common area maintenance and taxes.

Key assumptions include the discount rate, the impact of purchase options and renewal options on Ferrellgas, L.P.’s lease term, as well as the assessment of residual value guarantees.

Ferrellgas, L.P.’s transportation equipment leases generally have purchase options. However, in most circumstances Ferrellgas, L.P. is not certain if it will exercise the purchase option. As circumstances dictate, it may instead return the existing equipment to the lessor and sign a new lease. Ferrellgas, L.P.’s transportation equipment leases often contain residual value guarantees, but they are not reflected in Ferrellgas, L.P.’s lease liabilities as its lease rates are such that residual value guarantees are not expected to be owed at the end of its leases.

Ferrellgas, L.P.’s real estate leases will often have an option to extend the lease, but it is typically not reasonably certain of exercising options to extend. As customer demand changes over time, Ferrellgas, L.P. typically maintains the ability to move to more advantageous locations, relocate to other leased and owned locations, or discontinue service from particular locations.

The following table provides the operating and financing ROU assets and lease liabilities as of October 31, 2019:

Leases	Classification	October 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$124,047
Financing lease assets	Other assets, net	5,719
Total leased assets		$129,766

Liabilities
Current
Operating	Current operating lease liabilities	$33,832
Financing	Other current liabilities	1,817
Noncurrent
Operating	Operating lease liabilities	88,773
Financing	Other liabilities	3,949
Total leased liabilities		$128,371

The following table provides the lease expenses for the three months ended October 31, 2019:

Leases Expense	Classification	For the three months ended October 31,
		2019

Operating lease expense	Operating expenses - personnel, vehicle, plant and other	$1,741
	Operating expense - equipment lease expense	7,607
	Cost of sales - propane and other gas liquids sales	389
	General and administrative expense	266
Total operating lease expense		$10,003

Short-term expense	Operating expenses - personnel, vehicle, plant and other	$1,954
	General and administrative expense	110
Total short-term expense		$2,064

Variable lease expense	Operating expenses - personnel, vehicle, plant and other	$675
	Operating expense - equipment lease expense	733
Total variable lease expense		$1,408

Finance lease expense
Amortization of leased assets	Depreciation and amortization expense	$40
Interest on lease liabilities	Interest expense	42
Total finance lease expense		$82

Total lease expense		$13,557

Minimum annual payments under existing operating and finance lease liabilities as of October 31, 2019 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2020	$31,711	$1,233	$32,944
2021	35,187	1,568	36,755
2022	25,864	1,177	27,041
2023	19,938	893	20,831
2024	17,092	812	17,904
Thereafter	34,326	1,735	36,061
Total lease payments	$164,118	$7,418	$171,536
Less: Imputed interest	41,513	1,652	43,165
Present value of lease liabilities	$122,605	$5,766	$128,371

The following table represents the weighted-average remaining lease term and discount rate as of October 31, 2019:

	As of October 31, 2019
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.7	8.2%
Finance leases	5.8	8.0%

Cash flow information is presented below:

For the three months ended October 31,
2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$11,049

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$42
Financing cash flows	$28

D.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2019	July 31, 2019
Propane gas and related products	$70,067	$66,001
Appliances, parts and supplies, and other	14,928	14,453
Inventories	$84,995	$80,454

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2019, Ferrellgas, L.P. had committed, for supply procurement purposes, to deliver approximately 1.3 million gallons of propane at fixed prices, net of contracts to take delivery.

Prepaid expenses and other current assets consist of the following:

	October 31, 2019	July 31, 2019
Broker margin deposit assets	$33,519	$25,028
Other	16,907	17,129
Prepaid expenses and other current assets	$50,426	$42,157

Other assets, net consist of the following:

	October 31, 2019	July 31, 2019
Notes receivable, less current portion	$13,809	$16,216
Other	61,634	52,889
Other assets, net	$75,443	$69,105

Other current liabilities consist of the following:

	October 31, 2019	July 31, 2019
Accrued interest	$43,019	$16,550
Customer deposits and advances	35,625	24,686
Accrued payroll	23,918	17,356
Accrued insurance	13,980	18,524
Price risk management liabilities	19,745	14,198
Other	39,812	42,989
Other current liabilities	$176,099	$134,303

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2019	2018
Operating expense - personnel, vehicle, plant and other	$48,015	$47,443
Depreciation and amortization expense	1,840	1,072
Operating expense - equipment lease expense	7,642	7,519
	$57,497	$56,034

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2019	2018
Cash paid (refunded) for:
Interest	$8,284	$8,930
Income taxes	$—	$(5)
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$520	$1,096
Change in accruals for property, plant and equipment additions	$(43)	$(315)
Right-of-use assets arising from operating and finance lease liabilities	$17,177	$—

E.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2019	July 31, 2019
Accounts receivable pledged as collateral	$118,164	$106,145
Accounts receivable not pledged as collateral (including other reserves)	2,817	1,218
Note receivable	5,292	2,660
Other	36	36
Less: Allowance for doubtful accounts	(2,468)	(2,463)
Accounts and notes receivable, net	$123,841	$107,596

At October 31, 2019, $118.2 million of trade accounts receivable were pledged as collateral against $73.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2019,  $106.1 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2019, Ferrellgas, L.P. had received cash proceeds of $73.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2019, Ferrellgas, L.P. had received cash proceeds of $62.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.2% and 5.5% as of October 31, 2019 and July 31, 2019, respectively.

F.    Debt

Short-term borrowings

Ferrellgas, L.P. classifies borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of October 31, 2019 and July 31, 2019,

$80.0 million and $43.0 million, respectively,  were classified as short-term borrowings. For further discussion see the “Senior secured credit facilities” section below.

Long-term debt

Long-term debt consists of the following:

	October 31, 2019	July 31, 2019
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $1,455 and $1,633 at October 31, 2019 and July 31, 2019, respectively (3)	476,455	476,633

Senior secured term loan
Variable interest rate, Term Loan, expected to mature May 2023 (4)	275,000	275,000

Notes payable
10.4% and 10.7% weighted average interest rate at October 31, 2019 and July 31, 2019, respectively, due 2020 to 2029, net of unamortized discount of $683 and $711 at October 31, 2019 and July 31, 2019, respectively	6,080	5,962
Total debt, excluding unamortized debt issuance and other costs	1,757,535	1,757,595
Unamortized debt issuance and other costs	(23,385)	(23,562)
Less: current portion of long-term debt	2,230	277,029
Long-term debt	$1,731,920	$1,457,004

(1)

During November 2010, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of 6.50% senior notes due 2021.These notes are general unsecured senior obligations of Ferrellgas, L.P. and are effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021.

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

(4)

The Senior Secured Credit Facility, including the Term Loan, will mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of July 31, 2019, the earliest maturity date of any series of the operating partnership’s outstanding notes was May 1, 2021, except for the reclassification of the Term Loan from long-term to current. As of October 31, 2019, the Term Loan was reclassified to long-term.

Senior secured credit facilities

On May 4, 2018, Ferrellgas, L.P. entered into a new $575.0 million senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $300.0 million revolving line of credit (the “Revolving Facility”) and a $275.0 million term loan (the “Term Loan”) which mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021. Revolving Facility borrowings bear interest at the Prime Rate + 4.75% and Term Loan borrowings bear interest at LIBOR + 5.75%. The Revolving Facility, as amended, includes a $140.0 million sublimit for the issuance of letters of credit. Borrowings under the Senior Secured Credit Facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions, within certain limits.

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

On June 6, 2019, Ferrellgas, L.P. entered into a first amendment to the financing agreement governing its Senior Secured Credit Facility. Among other matters, the first amendment updated the calculation of the fixed charge coverage ratio for purposes of the fixed charge coverage ratio in the agreement to exclude certain maintenance capital expenditures related to the purchase during fiscal 2019 of new propane delivery trucks which have historically been leased. The first amendment provides that up to a specified amount of such maintenance capital expenditures will not be deducted from consolidated EBITDA for purposes of the calculation.

On November 7, 2019, Ferrellgas, L.P. entered into a second amendment (the “Second Amendment”) to the financing agreement governing its Senior Secured Credit Facility. Among other matters, the Second Amendment (i) increased from $125.0 million to $140.0 million the sub-limit for issuance of letters of credit that exists within the $300.0 million Revolving Facility; and (ii) modified a component of the fixed charge coverage ratio calculation to exclude payments related to the manufacture of vehicles used for propane delivery or related service up to specified amounts if operating lease commitments sufficient to cover such excluded amounts have been obtained and those payments are in fact reimbursed under such operating leases within nine months thereafter. In addition, the Second Amendment provided waivers for any event of default that has or would otherwise arise with respect to the delivery of an unqualified report of Grant Thornton LLP as to going concern with respect to the audited financial statements of Ferrellgas, L.P. and with respect to the timely delivery of financial information for fiscal 2019, thereby resolving the disagreement with the agent under the Senior Secured Credit Facility regarding alleged events of default described in the Annual Report on Form 10-K for fiscal 2019.  As a result of the Second Amendment, the Term Loan was reclassified from current to long-term, consistent with its underlying maturity.

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

As of October 31, 2019, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at an interest rate of 7.89%, which was classified as long-term debt, and $80.0 million of borrowings under the Revolving Facility, at a weighted average interest rate of 9.09%, which was classified as short-term borrowings. As of October 31, 2019, Ferrellgas, L.P. had available borrowing capacity under the Revolving Facility of $101.9 million. As of July 31, 2019, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at an interest rate of 8.16%, which was classified as current, and $43.0 million under the Revolving Facility at an interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, Ferrellgas, L.P. had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at October 31, 2019 and July 31, 2019 totaled $118.1 million and $101.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At October 31, 2019, Ferrellgas, L.P. had remaining available letter of credit capacity of $6.9 million (or $21.9 million, if the Second Amendment had been effective as of October 31, 2019). At July 31, 2019, Ferrellgas, L.P. had remaining available letter of credit capacity of $23.1 million.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit Ferrellgas Partners’ ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are the restricted payments covenants in the indenture governing the outstanding notes of the operating partnership, which are discussed below.

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x , on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of October 31, 2019, the operating partnership’s consolidated fixed charge coverage ratio was 1.68x.

If the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. If the operating partnership’s consolidated fixed charge coverage ratio remains below 1.75x, the distribution to be made by the operating partnership on December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 would be made from capacity under the limited exception to the ratio requirement.

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

Debt and interest expense reduction and refinancing strategy

Ferrellgas, L.P. continues to pursue a strategy to further reduce its debt and interest expense. Achievements under this strategy during fiscal 2018 included entering into the Senior Secured Credit Facility, amending our accounts receivable securitization facility and selling certain assets. Other opportunities include the generation of additional cash flows organically or through accretive acquisitions, restructuring or refinancing existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas, L.P. expects to maintain its debt and interest expense reduction strategy until the consolidated leverage ratio reaches a level that it deems appropriate for its business. During fiscal 2019, Ferrellgas, L.P. engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with its ongoing process to address its upcoming debt maturities.

G.    Partners’ deficit

Partnership distributions

Ferrellgas, L.P. has recognized the following distributions:

	For the three months ended October 31,
	2019	2018
Ferrellgas Partners	$100	$9,914
General partner	1	101
	$101	$10,015

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2019 and 2018.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2019, the general partner made non-cash contributions of $8 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the three months ended October 31, 2018, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

H.    Revenue from contracts with customers

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

	For the three months ended October 31,
	2019	2018
Retail - Sales to End Users	$180,417	$217,764
Wholesale - Sales to Resellers	82,704	93,944
Other Gas Sales	10,264	23,258
Other	19,829	17,343
Propane and related equipment revenues	$293,214	$352,309

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

The following table presents the opening and closing balances of its receivables, contract assets, and contract liabilities:

	October 31, 2019	July 31, 2019
Accounts receivable	$119,609	$96,450
Contract assets	$6,700	$13,609
Contract liabilities
Deferred revenue (1)	$43,821	$31,974

(1)	Of the beginning balance of deferred revenue, $9.2 million was recognized as revenue during the three months ended October 31, 2019.

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

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2019 and July 31, 2019:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
October 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$453	$—	$453
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(21,358)	$—	$(21,358)

July 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,259	$—	$1,259
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,015)	$—	$(16,015)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the note receivable financial instrument classified in "Other assets, net" on the condensed consolidated balance sheets, is approximately $13.3 million, or $0.5 million less than its carrying amount as of October 31, 2019. The estimated fair value of the note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At October 31, 2019 and July 31, 2019, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,514.2 million and $1,562.2 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2019 and 2018, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of October 31, 2019 and July 31, 2019:

	Final	October 31, 2019
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$444	Other current liabilities	$19,745
Commodity derivatives-propane		Other assets, net	9	Other liabilities	1,613
		Total	$453	Total	$21,358

	Final	July 31, 2019
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$910	Other current liabilities	$14,198
Commodity derivatives-propane		Other assets, net	349	Other liabilities	1,817
		Total	$1,259	Total	$16,015

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2019 and July 31, 2019, respectively:

	October 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$33,519	Other current liabilities	$2,112
	Other assets, net	2,674	Other liabilities	—
		$36,193		$2,112

	July 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$25,028	Other current liabilities	$1,217
	Other assets, net	2,969	Other liabilities	—
		$27,997		$1,217

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2019 and 2018 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(13,627)	Cost of product sold- propane and other gas liquids sales	$(7,479)	$—
	$(13,627)		$(7,479)	$—

	For the three months ended October 31, 2018
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(8,154)	Cost of product sold- propane and other gas liquids sales	$4,433	$—
	$(8,154)		$4,433	$—

The changes in derivatives included in AOCI for the three months ended October 31, 2019 and 2018 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2019	2018
Beginning balance	$(14,756)	$20,560
Change in value of risk management commodity derivatives	(13,627)	(8,154)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	7,479	(4,433)
Ending balance	$(20,904)	$7,973

Ferrellgas, L.P. expects to reclassify net losses related to the risk management commodity derivatives of approximately $19.3 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the three months ended October 31, 2019 and 2018, Ferrellgas, L.P. had no  reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2019, Ferrellgas, L.P. had financial derivative contracts covering 4.5 million gallons of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2019, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur is zero, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2019.

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

	For the three months ended October 31,
	2019	2018
Operating expense	$63,471	$59,958

General and administrative expense	$6,487	$6,112

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

N.    Guarantor financial information

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of October 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$29,732	$1	$—	$—	$—	$29,733
Accounts and notes receivable, net	7,891	—	30	115,920	—	123,841
Intercompany receivables	(7,736)	—	—	—	7,736	—
Inventories	84,995	—	—	—	—	84,995
Prepaid expenses and other current assets	50,426	—	—	—	—	50,426
Total current assets	165,308	1	30	115,920	7,736	288,995

Property, plant and equipment, net	598,887	—	—	—	—	598,887
Goodwill, net	247,195	—	—	—	—	247,195
Intangible assets, net	108,493	—	—	—	—	108,493
Investments in consolidated subsidiaries	55,600	—	—	—	(55,600)	—
Operating lease right-of-use assets	124,047	—	—	—	—	124,047
Other assets, net	72,517	—	2,255	671	—	75,443
Total assets	$1,372,047	$1	$2,285	$116,591	$(47,864)	$1,443,060

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$44,421	$—	$—	$—	$—	$44,421
Short-term borrowings	80,000	—	—	—	—	80,000
Collateralized note payable	—	—	—	73,000	—	73,000
Intercompany payables	—	—	—	(7,736)	7,736	—
Current portion of long-term debt	2,230	—	—	—	—	2,230
Current operating lease liabilities	33,832	—	—	—	—	33,832
Other current liabilities	178,086	—	13	(2,000)	—	176,099
Total current liabilities	338,569	—	13	63,264	7,736	409,582

Long-term debt	1,731,920	—	—	—	—	1,731,920
Operating lease liabilities	88,773	—	—	—	—	88,773
Other liabilities	36,915	—	—	—	—	36,915
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(803,335)	1	2,272	53,327	(55,600)	(803,335)
Accumulated other comprehensive loss	(20,795)	—	—	—	—	(20,795)
Total partners' capital (deficit)	(824,130)	1	2,272	53,327	(55,600)	(824,130)
Total liabilities and partners' capital (deficit)	$1,372,047	$1	$2,285	$116,591	$(47,864)	$1,443,060

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of July 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,045	$1	$—	$—	$—	$11,046
Accounts and notes receivable, net	(3,912)	—	35	111,473	—	107,596
Intercompany receivables	(5,650)	—	—	—	5,650	—
Inventories	80,454	—	—	—	—	80,454
Prepaid expenses and other current assets	42,158	—	(1)	—	—	42,157
Total current assets	124,095	1	34	111,473	5,650	241,253

Property, plant and equipment, net	596,724	—	(1)	—	—	596,723
Goodwill, net	247,195	—	—	—	—	247,195
Intangible assets, net	108,557	—	—	—	—	108,557
Investments in consolidated subsidiaries	52,999	—	—	—	(52,999)	—
Other assets, net	65,447	—	2,875	783	—	69,105
Total assets	$1,195,017	$1	$2,908	$112,256	$(47,349)	$1,262,833

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$33,252	$—	$—	$112	$—	$33,364
Short-term borrowings	43,000	—	—	—	—	43,000
Collateralized note payable	—	—	—	62,000	—	62,000
Intercompany payables	—	—	(192)	(5,458)	5,650	—
Current portion of long-term debt	277,029	—	—	—	—	277,029
Other current liabilities	128,666	—	20	5,617	—	134,303
Total current liabilities	481,947	—	(172)	62,271	5,650	549,696

Long-term debt	1,457,004	—	—	—	—	1,457,004
Other liabilities	36,469	—	67	—	—	36,536
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(765,756)	1	3,013	49,985	(52,999)	(765,756)
Accumulated other comprehensive income	(14,647)	—	—	—	—	(14,647)
Total partners' capital (deficit)	(780,403)	1	3,013	49,985	(52,999)	(780,403)
Total liabilities and partners' capital (deficit)	$1,195,017	$1	$2,908	$112,256	$(47,349)	$1,262,833

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended October 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$273,385	$—	$—	$—	$—	$273,385
Other	19,829	—	—	—	—	19,829
Total revenues	293,214	—	—	—	—	293,214

Costs and expenses:
Cost of sales - propane and other gas liquids sales	134,028	—	—	—	—	134,028
Cost of sales - other	3,681	—	—	—	—	3,681
Operating expense - personnel, vehicle, plant and other	114,543	—	—	885	(885)	114,543
Depreciation and amortization expense	19,107	—	—	112	—	19,219
General and administrative expense	9,695	1	—	—	—	9,696
Operating expense - equipment lease expense	8,388	—	—	—	—	8,388
Non-cash employee stock ownership plan compensation charge	795	—	—	—	—	795
Loss on asset sales and disposals	2,235	—	—	—	—	2,235

Operating income (loss)	742	(1)	—	(997)	885	629

Interest expense	(35,691)	—	—	(1,186)	—	(36,877)
Other income (expense), net	(132)	—	—	720	(720)	(132)

Earnings (loss) before income taxes	(35,081)	(1)	—	(1,463)	165	(36,380)

Income tax expense	518	—	—	—	—	518
Equity in earnings (loss) of subsidiaries	(1,464)	—	—	—	1,464	—

Net earnings (loss)	(37,063)	(1)	—	(1,463)	1,629	(36,898)

Other comprehensive loss	(6,148)	—	—	—	—	(6,148)

Comprehensive income (loss)	$(43,211)	$(1)	$—	$(1,463)	$1,629	$(43,046)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended October 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$334,966	$—	$—	$—	$—	$334,966
Other	17,343	—	—	—	—	17,343
Total revenues	352,309	—	—	—	—	352,309

Costs and expenses:
Cost of sales - propane and other gas liquids sales	204,136	—	—	—	—	204,136
Cost of sales - other	3,047	—	—	—	—	3,047
Operating expense	110,331	—	—	1,017	(1,017)	110,331
Depreciation and amortization expense	18,881	—	—	111	—	18,992
General and administrative expense	14,173	2	—	—	—	14,175
Equipment lease expense	7,863	—	—	—	—	7,863
Non-cash employee stock ownership plan compensation charge	2,748	—	—	—	—	2,748
Loss on asset sales and disposals	1,996	—	2,508	—	—	4,504

Operating income (loss)	(10,866)	(2)	(2,508)	(1,128)	1,017	(13,487)

Interest expense	(34,348)	—	—	(847)	—	(35,195)
Other income (expense), net	19	—	—	2,203	(2,203)	19

Earnings (loss) before income taxes	(45,195)	(2)	(2,508)	228	(1,186)	(48,663)

Income tax expense	151	—	—	—	—	151
Equity in earnings (loss) of subsidiary	(2,282)	—	—	—	2,282	—

Net earnings (loss)	(47,628)	(2)	(2,508)	228	1,096	(48,814)

Other comprehensive loss	(12,587)	—	—	—	—	(12,587)

Comprehensive income (loss)	$(60,215)	$(2)	$(2,508)	$228	$1,096	$(61,401)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended October 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21,350	$(1)	$506	$(3,708)	$(11,000)	$7,147

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	—	—	—	—	(6,400)
Capital expenditures	(18,126)	—	—	—	—	(18,126)
Proceeds from sale of assets	835	—	—	—	—	835
Cash collected for purchase of interest in accounts receivable	—	—	—	161,600	(161,600)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(172,600)	172,600	—
Intercompany loan to affiliate	(3,203)	—	—	—	3,203	—
Cash payments to construct assets in connection with future lease transactions	(16,879)	—	—	—	—	(16,879)
Cash receipts in connection with leased vehicles	5,863	—	—	—	—	5,863
Other	—	—	—	—	—	—
Net cash used in investing activities	(37,910)	—	—	(11,000)	14,203	(34,707)

Cash flows from financing activities:
Distributions	(101)	—	—	—	—	(101)
Reductions in long-term debt	(512)	—	—	—	—	(512)
Net additions to short-term borrowings	37,000	—	—	—	—	37,000
Net additions to collateralized short-term borrowings	—	—	—	11,000	—	11,000
Cash payments on lease liabilities	—	—	—	—	—	—
Net changes in advances with consolidated entities	—	1	(506)	3,708	(3,203)	—
Cash paid for financing costs and other	(1,140)	—	—	—	—	(1,140)
Net cash provided by (used in) financing activities	35,247	1	(506)	14,708	(3,203)	46,247

Net change in cash and cash equivalents	18,687	—	—	—	—	18,687
Cash and cash equivalents - beginning of year	11,045	1	—	—	—	11,046
Cash and cash equivalents - end of year	$29,732	$1	$—	$—	$—	$29,733

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended October 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11,666	$(2)	$19,961	$(17,231)	$(32,000)	$(17,606)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,625)	—	—	—	—	(4,625)
Capital expenditures	(23,433)	—	—	—	—	(23,433)
Proceeds from sale of assets	1,061	—	—	—	—	1,061
Cash collected for purchase of interest in accounts receivable	—	—	—	242,912	(242,912)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(274,912)	274,912	—
Net changes in advances with consolidated entities	2,585	—	—	—	(2,585)	—
Other	(292)	—	—	—	—	(292)
Net cash provided by (used in) investing activities	(24,704)	—	—	(32,000)	29,415	(27,289)

Cash flows from financing activities:
Distributions	(10,015)	—	—	—	—	(10,015)
Proceeds from increase in long-term debt	—	—	—	—	—	—
Payments on long-term debt	(281)	—	—	—	—	(281)
Net reductions in short-term borrowings	(32,800)	—	—	—	—	(32,800)
Net additions to collateralized short-term borrowings	—	—	—	32,000	—	32,000
Net changes in advances with parent	—	2	(19,829)	17,242	2,585	—
Cash paid for financing costs	(213)	—	—	(11)	—	(224)
Net cash provided by (used in) financing activities	(43,309)	2	(19,829)	49,231	2,585	(11,320)

Net change in cash and cash equivalents	(56,347)	—	132	—	—	(56,215)
Cash and cash equivalents - beginning of year	119,133	1	174	—	—	119,308
Cash and cash equivalents - end of year	$62,786	$1	$306	$—	$—	$63,093

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

On November 7, 2019, Ferrellgas, L.P. entered into a second amendment to the financing agreement governing its Senior Secured Credit Facility. See Note F – Debt for further discussion.

On December 5, 2019, Ferrellgas, L.P. entered into an eighth amendment to its accounts receivable securitization facility in order to align certain deliverables under the accounts receivable securitization facility with similar requirements under the second amendment to the financing agreement governing the Senior Secured Credit Facility, noted above.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2019	July 31, 2019
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	875	1,841
Total assets	$1,975	$2,941

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	78,571	78,518
Accumulated deficit	(77,596)	(76,577)
Total stockholder's equity	$1,975	$2,941

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2019	2018
General and administrative expense	$1,019	$1,550

Net loss	$(1,019)	$(1,550)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,019)	$(1,550)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	966	1,500
Cash used in operating activities	(53)	(50)

Cash flows from financing activities:
Capital contribution	53	50
Cash provided by financing activities	53	50

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

(unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    Formation

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003, and is a wholly-owned subsidiary of Ferrellgas, L.P. (the “Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed financial statements were of a normal recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership.  Ferrellgas Partners has $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020 that are classified as current in its consolidated financial statements. This obligation is only reported on the consolidated balance sheet of Ferrellgas Partners. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. In certain circumstances, the failure to repay the $357 million in unsecured notes on their contractual maturity date may result in an event of default under the Partnership’s Senior Secured Credit Facility and the indentures governing the Partnership’s outstanding notes. Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, the Finance Corp. believes there is substantial doubt about the entity’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with the Partnership’s ongoing process to address its upcoming debt maturities. The successful outcome of the Partnership’s debt reduction strategy continues to remain uncertain.

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
•

“fiscal 2021” means the fiscal year ended July 31, 2021, “fiscal 2020” means the fiscal year ended July 31, 2020, “fiscal 2019” means the fiscal year ended July 31, 2019, and “fiscal 2018” means the fiscal year ended July 31, 2018.

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

Our general partner performs all management functions for us and our subsidiaries and holds an approximate 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 23.4% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. Our SEC filings are also available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Quarterly Report on Form 10‑Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and accompanying Notes thereto included in our Annual Report on Form 10‑K for fiscal 2019 and in our historical condensed consolidated financial statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10‑Q.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists one material difference between Ferrellgas Partners and the operating partnership: Ferrellgas Partners has outstanding $357.0 million aggregate principal amount of 8.625% senior notes due June 15, 2020, and accordingly has interest expense that the operating partnership does not have. Ferrellgas Partners’ access to liquidity is dependent on distributions from the operating partnership. See the statements of operations in their respective condensed consolidated financial statements.

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

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10‑K for fiscal 2019. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10‑Q.

Recent developments

We have engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist us in our ongoing process to address our upcoming debt maturities.

On November 7, 2019, Ferrellgas, L.P. entered into a second amendment (the “Second Amendment”) to the financing agreement governing its Senior Secured Credit Facility. Among other matters, the second amendment (i) increased from

$125.0 million to $140.0 million the sub-limit for issuance of letters of credit that exists within the $300.0 million Revolving Facility; and (ii) modified a component of the fixed charge coverage ratio calculation to exclude payments related to the manufacture of vehicles used for propane delivery or related service up to specified amounts if operating lease commitments sufficient to cover such excluded amounts have been obtained and those payments are in fact reimbursed under such operating leases within nine months thereafter. In addition, the Second Amendment provided waivers for any event of default that has or would otherwise arise with respect to the delivery of an unqualified report of Grant Thornton LLP as to going concern with respect to the audited financial statements of Ferrellgas, L.P. and with respect to the timely delivery of financial information for fiscal 2019, thereby resolving the disagreement with the agent under the Senior Secured Credit Facility regarding alleged events of default described in the Annual Report on Form 10-K for fiscal 2019. As a result of the Second Amendment, the Term Loan was reclassified from current to long-term, consistent with its underlying maturity.

Debt and interest expense reduction and refinancing strategy

We continue to pursue a strategy to further reduce our debt and interest expense. Achievements under this strategy during fiscal 2018 include refinancing our senior secured credit facility, amending our accounts receivable securitization facility, and selling certain assets. Other opportunities include the generation of additional cash flows organically or through accretive acquisitions, restructuring or refinancing existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. We expect to maintain our debt and interest expense reduction strategy until our consolidated leverage ratio reaches a level that we deem appropriate for our business. During fiscal 2019, we engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist us with our ongoing process to address our upcoming debt maturities.

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

Ferrellgas Partners, L.P., the master limited partnership

The indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units. Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of October 31, 2019, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.35x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended October 31, 2019, and, unless this indenture is amended or replaced or Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions. While there can be no assurance of successfully resolving the distribution limitation under this covenant, we are presently considering potential solutions to address the limitation on distributions. The potential solutions include, among others, restructuring, refinancing or a transaction to exchange new notes for some or all of the outstanding notes of Ferrellgas Partners due June 15, 2020.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of October 31, 2019, the operating partnership’s consolidated fixed charge coverage ratio was 1.68x.

If the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. If the operating partnership’s consolidated fixed charge coverage ratio remains below 1.75x, the distribution to be made by the operating partnership on December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due 2020 would be made from capacity under the limited exception to the ratio requirement.

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

Distributions

As discussed above, no distributions will be paid to common unitholders in December 2019 for the three months ended October 31, 2019. Unless the indenture governing Ferrellgas Partners’ unsecured senior notes due 2020 is amended or replaced, if our consolidated fixed charge coverage ratio under that indenture does not improve to at least 1.75x, this covenant will not allow us to make common unit distributions for our quarter ending October 31, 2019 and beyond.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2020 and 2021 sales commitments and, as of October 31, 2019, have experienced net mark-to-market losses of approximately $20.9 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2019, we estimate 90% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended October 31, 2019

During the three months ended October 31, 2019, we generated net loss attributable to Ferrellgas Partners L.P. of $45.3 million, compared to net loss attributable to Ferrellgas Partners L.P. of $57.0 million during the three months ended October 31, 2018.  The decrease in net loss attributable to Ferrellgas Partners principally reflects an $8.5 million increase in gross margin on propane and other gas liquid sales and decreased general and administrative costs, partially offset by slightly higher operating expenses. These results reflect the effects of legal fees and settlements related to non-core businesses of $2.0 million and $3.6 million, in the three months ended October 31, 2019 and 2018, respectively. The three-month period ended October 31, 2018 also includes $1.5 million of expenses associated with the multi-employer pension plan withdrawal settlement.

Non-GAAP Financial Measures

In this Quarterly Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA is calculated as net loss attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income (expense), net, legal fees and settlements related to non-core businesses, multi-employer pension withdrawal settlement, lease accounting standard adjustment, and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Equity Investors. Distributable cash flow attributable to equity investors is calculated as Adjusted EBITDA minus net cash interest expense, maintenance capital expenditures and cash paid for taxes, plus proceeds from certain asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Distributable Cash Flow Excess. Distributable cash flow excess is calculated as Distributable cash flow attributable to common unitholders minus Distributions paid to common unitholders. Distributable cash flow excess, if any, is retained to establish reserves to reduce debt, fund capital expenditures and for other partnership purposes and any shortage is funded from previously established reserves, cash on hand or borrowings under our Senior Secured Credit Facility or accounts receivable securitization facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to distributable cash flow excess or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders and Distributable cash flow excess to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three months ended October 31, 2019 and 2018:

	Three months ended October 31,
(amounts in thousands)	2019	2018
Net loss attributable to Ferrellgas Partners, L.P.	$(45,344)	$(57,015)
Income tax expense	518	158
Interest expense	45,697	43,878
Depreciation and amortization expense	19,219	18,992
EBITDA	20,090	6,013
Non-cash employee stock ownership plan compensation charge	795	2,748
Loss on asset sales and disposals	2,235	4,504
Other income (expense), net	132	(19)
Legal fees and settlements related to non-core businesses	2,043	3,564
Multi-employer pension plan withdrawal settlement	—	1,524
Lease accounting standard adjustment	170	—
Net loss attributable to noncontrolling interest	(373)	(493)
Adjusted EBITDA	25,092	17,841
Net cash interest expense (a)	(42,583)	(40,899)
Maintenance capital expenditures (b)	(6,467)	(5,385)
Cash paid for taxes	—	(2)
Proceeds from certain asset sales	835	1,061
Distributable cash flow attributable to equity investors	(23,123)	(27,384)
Distributable cash flow attributable to general partner and non-controlling interest	462	548
Distributable cash flow attributable to common unitholders	(22,661)	(26,836)
Less: Distributions paid to common unitholders	—	9,715
Distributable cash flow excess/(shortage)	$(22,661)	$(36,551)

(a)

Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may include the purchase of assets that are typically leased.

Operating Results for the three months ended October 31, 2019 and 2018

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2019	2018	Increase (Decrease)
As of October 31,
Retail customers	696,592	678,209	18,383	3%
Tank exchange selling locations	55,952	53,809	2,143	4%

(amounts in thousands)
Three months ended October 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	129,901	129,667	234	0%
Wholesale - Sales to Resellers	50,039	48,960	1,079	2%
	179,940	178,627	1,313	1%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$180,417	$217,764	$(37,347)	(17)%
Wholesale - Sales to Resellers	82,704	93,944	(11,240)	(12)%
Other Gas Sales (a)	10,264	23,258	(12,994)	(56)%
Other (b)	19,829	17,343	2,486	14%
Propane and related equipment revenues	$293,214	$352,309	$(59,095)	(17)%

Gross Margin -
Propane and other gas liquids sales: (c)
Retail - Sales to End Users (a)	$97,936	$90,475	$7,461	8%
Wholesale - Sales to Resellers (a)	41,421	40,355	1,066	3%
Other (b)	16,148	14,296	1,852	13%
Propane and related equipment gross margin	$155,505	$145,126	$10,379	7%

Operating, general and administrative expense (d)	$124,238	$124,510	$(272)	(0)%
Operating expense - equipment lease expense	8,388	7,863	525	7%

Operating income (loss)	$630	$(13,491)	$14,121	NM

Depreciation and amortization expense	19,219	18,992	227	1%
Non-cash employee stock ownership plan compensation charge	795	2,748	(1,953)	(71)%
Loss on asset sales and disposals	2,235	4,504	(2,269)	(50)%
Multi-employer pension plan withdrawal settlement	—	1,524	(1,524)	NM
Legal fees and settlements related to non-core businesses	2,043	3,564	(1,521)	(43)%
Lease accounting standard adjustment (e)	170	—	170	NM
Adjusted EBITDA	$25,092	$17,841	$7,251	41%

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes appliance and material sales, and various customer fee income.
(c)

Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.

(d)

Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

(e)	Lease accounting standard adjustment reflects the additional expense recognized in excess of cash paid.

Propane sales volumes during the three months ended October 31, 2019 increased 1%, or 1.3 million gallons, from the prior year period due to increased sales volumes to both retail and wholesale customers. The increase in propane sales volumes to retail customers was primarily due to the 3% increase in retail customer count.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended October 31, 2019 averaged 56% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 51% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.44 and $0.99 per gallon during the three months ended October 31, 2019 and 2018, respectively, while the wholesale market price at Conway, Kansas averaged $0.38 and $0.78 per gallon during the three months ended October 31, 2019 and 2018, respectively. This decrease in the wholesale cost of propane contributed to our decrease in revenues, but an increase in gross margin.

Revenues

Retail sales decreased $37.3 million compared to the prior period. This decrease resulted from  a $37.7 million decrease in sales price per gallon.

Wholesale sales decreased $11.2 million compared to the prior period. This decrease primarily resulted from a $13.7 million decrease in sales price per gallon partially offset by a $2.4 million increase in sales volumes, as discussed above, and due to the impact of increased competitive pressures related to fixed priced contracts, some of which are long term. This is a trend that continues from the prior year period.

Other gas sales decreased $13.0 million compared to the prior year period primarily due to decreased sales price per gallon.

Other revenues increased $2.5 million compared to the prior year period primarily due to increased fees from service labor related to the 3% increase in retail customer count as discussed above.

Gross margin - Propane and other gas liquids sales

Gross margin increased $8.5 million primarily due to the increase in gross margin per gallon, as discussed above. The increase in retail gross margin of $7.5 million resulted from an increase in gross margin and to a lesser extent an increase in retail customer counts, as discussed above. The $1.1 million increase in wholesale gross margin primarily relates to increased volumes, as discussed above, partially offset by decreased gross margin per gallon due to the impact of increased competitive pressures on the sales price per gallon, as discussed above.

Gross margin - other

Gross margin increased $1.9 million compared to the prior year period primarily due to increased fees from service labor related to the 3% increase in retail customer count as discussed above.

Operating income

Operating income increased $14.1 million primarily due to an $8.5 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, a $2.3 million decrease in “Loss on asset sales and disposals”,  a $2.0 million decrease in  “Non-cash employee stock ownership plan compensation charge” and a $0.3 million decrease in “Operating, general and administrative expense”.   "Operating, general and administrative expense" decreased due to a $4.5 million decrease in “General and administrative expense”, partially offset by a $4.2 million increase in “Operating expense – personnel, vehicle, plant and other”. “General and administrative expense” decreased primarily due to a $4.4 million decrease in legal costs. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $3.8 million increase in field personnel costs, a $0.7 million increase in plant and office costs, and a $0.5 million increase in vehicle and fuel costs, partially offset by a previous $1.5 million pension settlement charge associated with the withdrawal from a multi-employer pension plan that was not repeated in the current period.

Adjusted EBITDA

Adjusted EBITDA increased $7.3 million primarily due to an $8.5 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $1.9 million increase in “Gross margin – other” as discussed above, partially offset by a $2.8 million increase in “Operating, general and administrative”. "Operating, general and administrative expense" increased due to a $5.8 million increase in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $3.0 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $3.8 million increase in field personnel costs, a $0.7 million increase in plant and office costs, and a $0.5 million increase in vehicle and fuel costs. “General and administrative expense” decreased primarily due to a $2.9 million decrease in legal costs.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, borrowings under our Senior Secured Credit Facility and our accounts receivable securitization facility and funds received from sales of debt and equity securities. As of October 31, 2019, our total liquidity was $131.7 million, which is comprised of $29.8 million in cash and $101.9 million of availability under our Senior Secured Credit Facility and accounts receivable securitization facility. These sources of liquidity and short term capital resources are intended to fund our working capital requirements, letter of credit requirements, and acquisition and capital expenditures. Our access to long term capital resources, in order to address our leverage, may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control. We have engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist us in our ongoing process to address our upcoming debt maturities.

Financial Covenants

As more fully described in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Financial Covenants” above, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations of these covenants, we continue to pursue a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to further reduce debt and interest expense, we will continue to be restricted from making distribution payments to our common unitholders.

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

As discussed above, no distributions will be paid to common unitholders in December 2019 for the three months ended October 31, 2019. Unless the indenture governing the outstanding notes due 2020 is amended or replaced, or the Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discuss and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions paid to equity investors for the twelve months ended October 31, 2019 to the twelve months ended July 31, 2019 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	paid to
	to equity investors	by our General Partner	equity investors	DCF ratio (a)
Three months ended October 31, 2019	$(23,123)	$(23,124)	$1
Fiscal 2019	22,567	12,338	10,229
Less: Three months ended October 31, 2018	(27,384)	(37,299)	9,915
Twelve months ended October 31, 2019	$26,828	$26,513	$315	NM

Twelve months ended July 31, 2019	22,567	12,338	10,229	2.21
Change	$4,261	$14,175	$(9,914)	NM
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions paid to equity investors.
(b)	NM – Not Meaningful.

For the twelve months ended October 31, 2019, distributable cash flow attributable to equity investors increased $4.3 million compared to the twelve months ended July 31, 2019. Cash distributions paid to equity investors decreased by $9.9 million during that twelve month period, because no distributions have been paid since the three months ended October 31, 2018, which were declared in connection with the three month period ended July 31, 2018.  Cash reserves, which we utilize to meet future anticipated expenditures, increased by $26.5 million during the twelve months ended October 31, 2019 compared to an increase of $12.3 million in the twelve months ended July 31, 2019.

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

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $7.1 million for the three months ended October 31, 2019, compared to net cash used in operating activities of $17.6 million for the three months ended October 31, 2018.  This increase in cash provided by operating activities was primarily due to a $14.9 million decrease in working capital requirements,  an $8.6 million increase in cash flow from operations and a $1.3 million inflow associated with other assets and other liabilities.

The decrease in working capital requirements for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 was primarily due to an $18.3 million decrease in requirements for inventory due to declining propane prices in the current quarter compared to the prior quarter, partially offset by a $3.8 million increase in requirements for accounts and notes receivable, partially due to increases in the volume of propane sold.

The increase in cash flow from operations is primarily due to a $10.4 million increase in gross profit, a $2.3 million decrease in “Loss on asset sales and disposals”, partially offset by a $1.8 million increase in "Interest expense," due to increased borrowings on our Senior Secured Credit Facility, and by a net increase in "Operating expense – personnel, plant, vehicle and other", "General and administrative expense" and "Operating expense – equipment lease expense" of $0.3 million.

The operating partnership

Net cash provided by operating activities was $7.1 million for the three months ended October 31, 2019, compared to net cash used in operating activities of $17.6 million for the three months ended October 31, 2018. This increase in cash provided by operating activities was primarily due to a $14.9 million decrease in working capital requirements, an $8.6 million increase in cash flow from operations and a $1.3 million inflow associated with other assets and other liabilities.

The decrease in working capital requirements for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 was primarily due to an $18.3 million decrease in requirements for inventory due to declining propane prices in the current quarter compared to the prior quarter, partially offset by a $3.8 million increase in requirements for accounts and notes receivable, partially due to increases in the volume of propane sold.

The increase in cash flow from operations is primarily due to a $10.4 million increase in gross profit, a $2.3 million decrease in “Loss on asset sales and disposals”, partially offset by a $1.7 million increase in "Interest expense," due to increased borrowings on our Senior Secured Credit Facility, and by a net increase in "Operating expense – personnel, plant, vehicle and other", "General and administrative expense" and "Operating expense – equipment lease expense" of $0.3 million.

Investing Activities

Ferrellgas Partners

Capital Requirements

Our business requires continual investments to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital expenditures for our business consist primarily of:

•

Maintenance capital expenditures. These capital expenditures include expenditures for betterment and replacement of property, plant and equipment, and from time to time may include the purchase of assets that are typically leased, rather than to generate incremental distributable cash flow. Examples of maintenance capital expenditures include a routine replacement of a worn-out asset or replacement of major vehicle components; and

•

Growth capital expenditures. These expenditures are undertaken primarily to generate incremental distributable cash flow. Examples include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

Net cash used in investing activities was $34.7 million for the three months ended October 31, 2019, compared to net cash used in investing activities of $27.3 million for the three months ended October 31, 2018.  This increase in net cash used in investing activities is primarily due to a $16.9 million increase in "Cash payments to construct assets in connection with future lease transactions" and a $1.8 million increase in "Business acquisitions, net of cash acquired", partially offset by a $5.9 million increase in “Cash receipts in connection with leased vehicles” and a $5.3 million decrease in "Capital expenditures".

The decrease in "Capital expenditures" is primarily due to decreases in growth capital expenditures, partially offset by increases in maintenance capital expenditures during the three months ended October 31, 2019.  The decrease in growth capital expenditures is primarily due to expenditures for the construction of new portable tank exchange production plants that occurred during the three months ended October 31, 2018. This decrease was partially offset by an increase in maintenance capital expenditures, primarily due to an increase in lease buyouts on propane delivery trucks and the purchase of new propane delivery trucks, compared to the three months ended October 31, 2018.

Due to the mature nature of our operations we do not anticipate significant fluctuations in maintenance capital expenditures, with the exception of future decisions regarding lease versus buy financing options. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

The operating partnership

The investing activities discussed above also apply to the operating partnership.

Financing Activities

Ferrellgas Partners

Net cash provided by financing activities was $46.3 million for the three months ended October 31, 2019, compared to net cash used in financing activities of $11.2 million for the three months ended October 31, 2018.  This increase in cash flow provided by financing activities was primarily due to a $48.8 million net increase in short-term borrowings and a $9.8 million reduction in distributions, partially offset by a $0.9 million increase in cash paid for financing costs.

Senior secured credit facility

The Senior Secured Credit Facility consists of a $300.0 million revolving line of credit (the "Revolving Facility") as well as a $275.0 million term loan (the "Term Loan"), which mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021. The Revolving Facility borrowings bear interest at the Prime Rate + 4.75% and Term Loan borrowings bear interest at LIBOR + 5.75%. The Revolving Facility, as amended, includes a $140.0 million sublimit for the issuance of letters of credit. Borrowings under the Senior Secured Credit Facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions, within certain limits.

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

On June 6, 2019, the operating partnership entered into a first amendment to the financing agreement governing its Senior Secured Credit Facility. Among other matters, the first amendment updated the calculation of the fixed charge coverage ratio for purposes of the fixed charge coverage ratio in the agreement to exclude certain maintenance capital expenditures related to the purchase during fiscal 2019 of new propane delivery trucks which have historically been leased. The first amendment provides that up to a specified amount of such maintenance capital expenditures will not be deducted from consolidated EBITDA for purposes of the calculation.

On November 7, 2019, the operating partnership entered into a second amendment (the “Second Amendment”) to the financing agreement governing its Senior Secured Credit Facility.  Among other matters, the Second Amendment (i)

increased from $125.0 million to $140.0 million the sub-limit for issuance of letters of credit that exists within the $300.0 million Revolving Facility; and (ii) modified a component of the fixed charge coverage ratio calculation to exclude payments related to the manufacture of vehicles used for propane delivery or related service up to specified amounts if operating lease commitments sufficient to cover such excluded amounts have been obtained and those payments are in fact reimbursed under such operating leases within nine months thereafter. In addition, the Second Amendment provided waivers for any event of default that has or would otherwise arise with respect to the delivery of an unqualified report of Grant Thornton LLP as to going concern with respect to the audited financial statements of Ferrellgas, L.P. and with respect to the timely delivery of financial information for fiscal 2019, thereby resolving the disagreement with the agent under the Senior Secured Credit Facility regarding alleged events of default described in the Annual Report on Form 10-K for fiscal 2019. As a result of the Second Amendment, the Term Loan was reclassified from current to long-term, consistent with its underlying maturity.

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

As of October 31, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 7.89%, which was classified as long-term debt, and $80.0 million under the Revolving Facility, at a weighted average interest rate of 9.09%. As of October 31, 2019, Ferrellgas had available borrowing capacity under the Revolving Facility of $101.9 million. As of July 31, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 8.16%, which was classified as current and $43.0 million under the Revolving Facility at a weighted average interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, Ferrellgas had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at October 31, 2019 totaled $118.1 million and were used to secure insurance arrangements, product purchases, and commodity hedges. At October 31, 2019, Ferrellgas had remaining available letter of credit capacity of $6.9 million (or $21.9 million, if the Second Amendment had been effective as of October 31, 2019).

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

Cash flows from our accounts receivable securitization facility  decreased $21.0 million, as we received net funding of $11.0 million from this facility during the three months ended October 31, 2019 as compared to receiving net funding of $32.0 million from this facility during the three months ended October 31, 2018.

Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of October 31, 2019, we had received cash proceeds of $73.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of October 31, 2019, the weighted average interest rate was 5.2%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs.

On December 5, 2019, we entered into an eighth amendment to the accounts receivable securitization facility in order to align certain deliverables under the accounts receivable securitization facility with similar requirements under the financing agreement governing the Senior Secured Credit Facility.

Distributions

During the three months ended October 31, 2018, Ferrellgas Partners paid a per unit distribution on all common units of $0.10 in connection with the distributions declared for the three month period ended July 31, 2018. No distribution on common units was made for the three month periods ended October 31, 2018, January 31, 2019, April 30, 2019, July 31, 2019 or October 31, 2019.

Total distributions paid to common unitholders during fiscal 2019, including the related general partner distributions, was $9.8 million. As discussed above, no distribution on common units was made in December 2018, March 2019, June 2019, September 2019 and will not be made in December 2019 for the three months ended October 31, 2019 or for any future quarterly period until Ferrellgas Partners’ fixed charge coverage ratio is at least 1.75x, or the indenture governing the notes of Ferrellgas Partners is amended or replaced.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions paid, as discussed below.

Cash distribution paid

The operating partnership paid cash distributions of $0.1 million and $10.0 million during the three months ended October 31, 2019 and 2018, respectively. The operating partnership is scheduled to make a distribution of $15.4 million to Ferrellgas Partners L.P. and $0.2 million to the general partner on  December 15, 2019 related to the three month period ended October 31, 2019.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $70.0 million for the three months ended October 31, 2019, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the three months ended October 31, 2019, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.0 thousand.

As discussed previously, Ferrellgas Partners continues to be not in compliance with the consolidated fixed charge coverage ratio under its note indenture, and thus remains unable to make restricted payments, including distributions to unitholders.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2019. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Our risk management activities include the use of financial derivative instruments including, but not limited to, price futures, swaps, options and basis swaps to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments with brokers who are clearing members with the Intercontinental Exchange or the Chicago Mercantile Exchange and, to a lesser extent, directly with third parties in the over-the-counter market. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sale exception within GAAP guidance and are therefore not recorded on our financial statements until settled.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2019 and July 31, 2019, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $9.3 million and $8.0 million as of October 31, 2019 and July 31, 2019, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

Credit risk

We maintain credit policies with regard to our counterparties that we believe significantly reduce overall credit risk. These policies include evaluating and monitoring of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines.

Our other counterparties principally consist of major energy companies that are suppliers, marketers, wholesalers, retailers and end users; and major U.S. financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may be similarly impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

Interest rate risk

At October 31, 2019, we had a total of $428.0 million in variable rate Senior Secured Credit Facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $4.3 million for the twelve months ending October 31, 2020. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a‑15(e) or 15d‑15(e) under the Exchange Act, were effective as of October 31, 2019.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2019, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) or Rule 15d‑15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on August 1, 2019.  There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10‑K for fiscal 2019.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

Notice of Proposed Voluntary Dismissal of Derivative Action

On March 16, 2017, plaintiff Justin Pierce ("Plaintiff") filed his Verified Class and Derivative Action Complaint in the U.S. District Court for the District of Kansas, Pierce v. Ferrell, et al., Case No. 17 Civ. 02160 (JWL) (GEB), against our general partner, Ferrellgas, Inc., and certain of the general partner's current and former officers (the "Derivative Action"). The Derivative Action alleges causes of action for breach of contract and breach of the duty of good faith and fair dealing against the defendants in connection with disclosures and alleged failures to disclose information regarding the Company's acquisition of Bridger Logistics, LLC ("Bridger") and Bridger's operations and performance, which was the subject of an earlier-filed securities class action pending in the U.S. District Court for the Southern District of New York, In re Ferrellgas Partners, L.P. Securities Litigation, No. 1:16-CV-07840 RJS (the "Securities Action").

Because the disclosure claims in the Securities Action were based on the same essential facts and issues, the parties to the Derivative Action agreed to stay proceedings pending resolution of the Securities Action. On March 30, 2018, the Securities Action was dismissed with prejudice on a motion to dismiss, and, on April 24, 2019, the dismissal of the Securities Action was affirmed by the U.S. Court of Appeals for the Second Circuit.

In light of the dismissal of the Securities Action, Plaintiff has sought leave to voluntarily dismiss the Derivative Action without prejudice. On August 2, 2019, the parties filed a Stipulation and Proposed Order for Voluntary Dismissal.

Ferrellgas unitholders are hereby advised:

Ferrellgas unitholders may intervene and continue prosecution of the Derivative Action. Any unitholder who wishes to intervene must file a motion with the U.S. District Court for the District of Kansas, 500 State Avenue, Rm 259, Kansas City, Kansas 66101, not later than 45 days after the date of the filing of this quarterly report. Any motion to intervene must be filed in writing, and must include: (i) the caption of the Derivative Action; (ii) the name of the unitholder; (iii) proof or certification of the date the intervening unitholder purchased Ferrellgas unit(s), and that the intervening unitholder has held its common unit(s) continuously since the date of purchase; and (iv) a statement of the basis for the intervention.

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10‑Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10‑K filed September 29, 2015.
3.2	Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.14 to our Quarterly Report on Form 10-Q filed June 7, 2018.
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

* 10.17

Amendment No. 8 to Receivables Purchase Agreement, dated as of December 5, 2019, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Fifth Third Bank and PNC Bank, National Association, as co-agents and purchasers, and Wells Fargo Bank, N.A. as administrative agent.

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
# 10.24

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

# 10.26	Thomas M. Van Buren Agreement and Release. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed September 15, 2017.
10.27

Purchase Agreement dated January 24, 2017 by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas, Inc. and the initial purchasers named therein. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed January 30, 2017.

# 10.28	Doran N. Schwartz offer letter dated as of September 8, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed September 22, 2017.
# 10.29

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

# 10.31

Separation Agreement and release dated December 1, 2018 by and between Trenton D. Hampton and Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q filed March 8, 2019.

10.32

First Amendment to Financing Agreement, dated as of June 6, 2019, by and among Ferrellgas, L.P., Ferrellgas, Inc., as the general partner of Ferrellgas, L.P., certain subsidiaries of Ferrellgas, L.P., as guarantors, the lenders party thereto, and TPG Specialty Lending, Inc., as collateral agent. Incorporated by reference to Exhibit 10.31to our Quarterly Report on Form 10-Q filed June 10, 2019.

10.33

Second Amendment to Financing Agreement, dated as of November 7, 2019, by and among Ferrellgas, L.P., Ferrellgas, Inc., as the general partner of Ferrellgas, L.P., certain subsidiaries of Ferrellgas, L.P., as guarantors, the lenders party thereto, and TPG Specialty Lending, Inc., as collateral agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed November 12, 2019.

* 10.34	Form of Indemnification Agreement, dated as of November 19, 2019, by and between Ferrellgas Partners, LP and each director and executive officer of Ferrellgas, Inc., its general partner.
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document.
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 6, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger

Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 6, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 6, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger
Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 6, 2019	By	/s/ William E. Ruisinger
William E. Ruisinger
Chief Financial Officer and Sole Director