Form 10-Q
period 2020-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2020-03-11
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Units	N/A	N/A

At January 31, 2020, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	97,152,665	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

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

FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$13,706	$11,054
Accounts and notes receivable, net (including $175,386 and $106,145 of accounts receivable pledged as collateral at January 31, 2020 and July 31, 2019, respectively)	182,444	107,596
Inventories	78,474	80,454
Prepaid expenses and other current assets	47,751	42,275
Total current assets	322,375	241,379

Property, plant and equipment, net	594,007	596,723
Goodwill, net	247,195	247,195
Intangible assets (net of accumulated amortization of $418,792 and $414,210 at January 31, 2020 and July 31, 2019, respectively)	106,214	108,557
Operating lease right-of-use assets	120,423	—
Other assets, net	80,998	69,105
Total assets	$1,471,212	$1,262,959

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$46,125	$33,364
Short-term borrowings	40,000	43,000
Collateralized note payable	121,000	62,000
Current portion of long-term debt	359,157	631,756
Current operating lease liabilities	33,263	—
Other current liabilities	155,340	138,237
Total current liabilities	$754,885	$908,357

Long-term debt	1,731,197	1,457,004
Operating lease liabilities	84,546	—
Other liabilities	45,259	36,536
Contingencies and commitments (Note L)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at January 31, 2020 and July 31, 2019)	(1,043,361)	(1,046,245)
General partner unitholder (989,926 units outstanding at January 31, 2020 and July 31, 2019)	(70,447)	(70,476)
Accumulated other comprehensive loss	(23,126)	(14,512)
Total Ferrellgas Partners, L.P. partners' deficit	(1,136,934)	(1,131,233)
Noncontrolling interest	(7,741)	(7,705)
Total partners' deficit	(1,144,675)	(1,138,938)
Total liabilities and partners' deficit	$1,471,212	$1,262,959

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
Revenues:
Propane and other gas liquids sales	$485,247	$550,112	$758,632	$885,078
Other	25,586	23,265	45,415	40,608
Total revenues	510,833	573,377	804,047	925,686

Costs and expenses:
Cost of sales - propane and other gas liquids sales	237,843	311,531	371,871	515,667
Cost of sales - other	3,353	3,422	7,034	6,469
Operating expense - personnel, vehicle, plant and other	128,233	121,219	242,776	231,550
Operating expense - equipment lease expense	8,261	8,415	16,649	16,278
Depreciation and amortization expense	19,795	19,605	39,014	38,597
General and administrative expense	14,192	16,342	23,887	30,521
Non-cash employee stock ownership plan compensation charge	630	1,944	1,425	4,692
Loss on asset sales and disposals	2,148	2,216	4,383	6,720

Operating income	96,378	88,683	97,008	75,192

Interest expense	(47,548)	(44,891)	(93,245)	(88,769)
Other income (expense), net	76	86	(56)	105

Earnings (loss) before income taxes	48,906	43,878	3,707	(13,472)

Income tax expense	115	3	633	161

Net earnings (loss)	48,791	43,875	3,074	(13,633)

Net earnings (loss) attributable to noncontrolling interest	584	531	211	38

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	48,207	43,344	2,863	(13,671)

Less: General partner's interest in net earnings (loss)	482	433	29	(137)

Common unitholders' interest in net earnings (loss)	$47,725	$42,911	$2,834	$(13,534)

Basic and diluted net earnings (loss) per common unit	$0.49	$0.44	$0.03	$(0.14)

Cash distributions declared per common unit	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019

Net earnings (loss)	$48,791	$43,875	$3,074	$(13,633)
Other comprehensive income (loss):
Change in value of risk management derivatives	(11,212)	(21,080)	(24,839)	(29,234)
Reclassification of (gains) losses on derivatives to earnings, net	8,766	3,807	16,245	(626)
Pension liability adjustment	(109)	—	(109)	—
Other comprehensive loss	(2,555)	(17,273)	(8,703)	(29,860)
Comprehensive income (loss)	46,236	26,602	(5,629)	(43,493)
Less: Comprehensive income (loss) attributable to noncontrolling interest	557	357	122	(263)
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$45,679	$26,245	$(5,751)	$(43,230)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	partner	Common	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2019	97,152.7	989.9	$(1,046,245)	$(70,476)	$(14,512)	$(1,131,233)	$(7,705)	$(1,138,938)
Contributions in connection with non-cash ESOP compensation charges	—	—	779	8	—	787	8	795
Distributions	—	—	—	—	—	—	(1)	(1)
Cumulative adjustment for lease accounting standard	—	—	(1,347)	(14)	—	(1,361)	(14)	(1,375)
Net loss	—	—	(44,891)	(453)	—	(45,344)	(373)	(45,717)
Other comprehensive loss	—	—	—	—	(6,086)	(6,086)	(62)	(6,148)
Balance at October 31, 2019	97,152.7	989.9	(1,091,704)	(70,935)	(20,598)	(1,183,237)	(8,147)	(1,191,384)
Contributions in connection with non-cash ESOP compensation charges	—	—	618	6	—	624	6	630
Distributions	—	—	—	—	—	—	(157)	(157)
Net earnings	—	—	47,725	482	—	48,207	584	48,791
Other comprehensive loss	—	—	—	—	(2,528)	(2,528)	(27)	(2,555)
Balance at January 31, 2020	97,152.7	989.9	$(1,043,361)	$(70,447)	$(23,126)	$(1,136,934)	$(7,741)	$(1,144,675)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	partner	Common	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2018	97,152.7	989.9	$(978,503)	$(69,792)	$20,510	$(1,027,785)	$(6,692)	$(1,034,477)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	2,693	27	—	2,720	28	2,748
Distributions	—	—	(9,716)	(98)	—	(9,814)	(101)	(9,915)
Net loss	—	—	(56,445)	(570)	—	(57,015)	(493)	(57,508)
Other comprehensive loss	—	—	—	—	(12,460)	(12,460)	(127)	(12,587)
Balance at October 31, 2018	97,152.7	989.9	(1,041,971)	(70,433)	8,050	(1,104,354)	(7,385)	(1,111,739)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	1,906	19	—	1,925	19	1,944
Distributions	—	—	—	—	—	—	(157)	(157)
Net earnings	—	—	42,911	433	—	43,344	531	43,875
Other comprehensive loss	—	—	—	—	(17,099)	(17,099)	(174)	(17,273)
Balance at January 31, 2019	97,152.7	989.9	$(997,154)	$(69,981)	$(9,049)	$(1,076,184)	$(7,166)	$(1,083,350)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$3,074	$(13,633)
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	39,014	38,597
Non-cash employee stock ownership plan compensation charge	1,425	4,692
Loss on asset sales and disposals	4,383	6,720
Provision for doubtful accounts	974	1,576
Deferred income tax expense	552	141
Other	7,498	6,843
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(68,322)	(78,686)
Inventories	1,980	(6,090)
Prepaid expenses and other current assets	(7,039)	(16,351)
Accounts payable	12,678	16,441
Accrued interest expense	2,019	(260)
Other current liabilities	2,095	(8,944)
Other assets and liabilities	237	(6,164)
Net cash provided by (used in) operating activities	568	(55,118)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	(5,069)
Capital expenditures	(33,422)	(58,330)
Proceeds from sale of assets	1,659	1,960
Cash payments to construct assets in connection with future lease transactions	(30,307)	—
Cash receipts in connection with leased vehicles	19,929	—
Net cash used in investing activities	(48,541)	(61,439)

Cash flows from financing activities:
Distributions	—	(9,814)
Payments on long-term debt	(972)	(1,014)
Net reductions in short-term borrowings	(3,000)	(32,800)
Net additions to collateralized short-term borrowings	59,000	82,000
Cash paid for financing costs and other	(4,245)	(221)
Noncontrolling interest activity	(158)	(258)
Net cash provided by financing activities	50,625	37,893

Net change in cash and cash equivalents	2,652	(78,664)
Cash and cash equivalents - beginning of period	11,054	119,311
Cash and cash equivalents - end of period	$13,706	$40,647

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of January 31, 2020, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the six months ended January 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2020.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020 that are classified as current in the condensed consolidated financial statements. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Given these concerns, Ferrellgas Partners believes there is substantial doubt about the entity’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in our ongoing process to address our upcoming debt maturities. The outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note F – Debt below for further discussion of the outstanding debt.

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

(2) Goodwill: Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2020 and did not incur an impairment loss.

(3) New accounting standards:

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

FASB Accounting Standard Update No. 2016‑13

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326), which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas plans to adopt the amended guidance effective August 1, 2020. Ferrellgas does not expect this adoption to have a material impact on the consolidated financial statements.

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

Ferrellgas’ transportation equipment leases generally have purchase options. However, in most circumstances Ferrellgas is not certain if it will exercise the purchase option at lease inception. As circumstances dictate, it may instead return the existing equipment to the lessor and sign a new lease. Ferrellgas’ transportation equipment leases often contain residual value guarantees, but they are not reflected in Ferrellgas’ lease liabilities as its lease rates are such that residual value guarantees are not expected to be owed at the end of its leases.

Ferrellgas’ real estate leases will often have an option to extend the lease, but it is typically not reasonably certain of exercising options to extend. As customer demand changes over time, Ferrellgas typically maintains the ability to move to more advantageous locations, relocate to other leased and owned locations, or discontinue service from particular locations.

The following table provides the operating and financing ROU assets and lease liabilities as of January 31, 2020:

Leases	Classification	January 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$120,423
Financing lease assets	Other assets, net	15,003
Total leased assets		$135,426

Liabilities
Current
Operating	Current operating lease liabilities	$33,263
Financing	Other current liabilities	2,624
Noncurrent
Operating	Operating lease liabilities	84,546
Financing	Other liabilities	13,049
Total leased liabilities		$133,482

The following table provides the lease expenses for the three and six months ended January 31, 2020:

		For the three months ended January 31,	For the six months ended January 31,
Leases expense	Classification	2020	2020

Operating lease expense	Operating expenses - personnel, vehicle, plant and other	$1,664	$3,405
	Operating expense - equipment lease expense	8,156	15,763
	Cost of sales - propane and other gas liquids sales	324	713
	General and administrative expense	697	963
Total operating lease expense		$10,841	$20,844

Short-term expense	Operating expenses - personnel, vehicle, plant and other	$2,012	$3,966
	General and administrative expense	141	251
Total short-term expense		$2,153	$4,217

Variable lease expense	Operating expenses - personnel, vehicle, plant and other	$671	$1,346
	Operating expense - equipment lease expense	153	886
Total variable lease expense		$824	$2,232

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	$435	$475
Interest on lease liabilities	Interest expense	318	360
Total finance lease expense		$753	$835

Total lease expense		$14,571	$28,128

Minimum annual payments under existing operating and finance lease liabilities as of January 31, 2020 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2020	$23,306	$2,194	$25,500
2021	36,625	3,806	40,431
2022	27,184	2,760	29,944
2023	21,067	2,713	23,780
2024	18,142	2,633	20,775
Thereafter	33,705	6,073	39,778
Total lease payments	$160,029	$20,179	$180,208
Less: Imputed interest	42,220	4,506	46,726
Present value of lease liabilities	$117,809	$15,673	$133,482

The following table represents the weighted-average remaining lease term and discount rate as of January 31, 2020:

	As of January 31, 2020
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.6	8.2%
Finance leases	6.5	7.7%

Cash flow information is presented below:

	For the three months ended January 31,	For the six months ended January 31,
	2020	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$10,598	$21,647

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$318	$360
Financing cash flows	$266	$294

D.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2020	July 31, 2019
Propane gas and related products	$61,578	$66,001
Appliances, parts and supplies, and other	16,896	14,453
Inventories	$78,474	$80,454

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2020, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 4.4 million gallons of propane at fixed prices, net of contracts to take delivery.

Prepaid expenses and other current assets consist of the following:

	January 31, 2020	July 31, 2019
Broker margin deposit assets	$33,436	$25,028
Other	14,315	17,247
Prepaid expenses and other current assets	$47,751	$42,275

Other assets, net consist of the following:

	January 31, 2020	July 31, 2019
Notes receivable, less current portion	$11,281	$16,216
Other	69,717	52,889
Other assets, net	$80,998	$69,105

Other current liabilities consist of the following:

	January 31, 2020	July 31, 2019
Accrued interest	$22,503	$20,484
Customer deposits and advances	27,286	24,686
Accrued payroll	22,947	17,356
Accrued insurance	13,684	18,524
Price risk management liabilities	22,861	14,198
Other	46,059	42,989
Other current liabilities	$155,340	$138,237

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
Operating expense - personnel, vehicle, plant and other	$64,987	$60,279	$113,002	$107,721
Depreciation and amortization expense	2,036	1,389	3,876	2,462
Operating expense - equipment lease expense	7,984	7,869	15,626	15,388
	$75,007	$69,537	$132,504	$125,571

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2020	2019
Cash paid for:
Interest	$83,826	$82,941
Income taxes	$1	$(2)
Non-cash investing and financing activities:
Liability incurred in connection with Term Loan amendment	$8,863	$—
Liabilities incurred in connection with acquisitions	$520	$1,174
Change in accruals for property, plant and equipment additions	$268	$2,815
Right-of-use assets arising from operating and finance lease liabilities	$33,847	$—

Currently Ferrellgas finances the production of delivery trucks and computer equipment, prior to leasing these items from third parties. The cash paid to finance this activity is reported in the statement of cash flows as “Cash payments to construct assets in connection with future lease transactions”. The cash received from lessors to purchase these items from Ferrellgas followed by entry into a lease transaction is reported in the statement of cash flows as “Cash receipts in connection with future lease transactions”.

E.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2020	July 31, 2019
Accounts receivable pledged as collateral	$175,386	$106,145
Accounts receivable not pledged as collateral (including other reserves)	1,604	1,218
Note receivable	7,886	2,660
Other	33	36
Less: Allowance for doubtful accounts	(2,465)	(2,463)
Accounts and notes receivable, net	$182,444	$107,596

At January 31, 2020,  $175.4 million of trade accounts receivable were pledged as collateral against $121.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2019, $106.1 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2020, Ferrellgas had received cash proceeds of $121.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2019, Ferrellgas had received cash proceeds of $62.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 4.6% and 5.5% as of January 31, 2020 and July 31, 2019, respectively.

F.    Debt

Short-term borrowings

Ferrellgas classifies borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of January 31, 2020 and July 31, 2019, $40.0 million and $43.0 million, respectively, were classified as short-term borrowings. For further discussion see the “Senior secured credit facilities” section below.

Long-term debt

Long-term debt consists of the following:

	January 31, 2020	July 31, 2019
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $1,280 and $1,633 at January 31, 2020 and July 31, 2019, respectively (3)	476,280	476,633
Fixed rate, 8.625%, due 2020, net of unamortized discount of $0 and $1,319 at January 31, 2020 and July 31, 2019, respectively (4)	357,000	355,681

Senior secured term loan
Variable interest rate, Term Loan, expected to mature May 2023 (5)	283,863	275,000

Notes payable
9.5% and 10.7% weighted average interest rate at January 31, 2020 and July 31, 2019, respectively, due 2020 to 2029, net of unamortized discount of $577 and $711 at January 31, 2020 and July 31, 2019, respectively	5,700	5,962
Total debt, excluding unamortized debt issuance and other costs	2,122,843	2,113,276
Unamortized debt issuance and other costs	(32,489)	(24,516)
Less: current portion of long-term debt	359,157	631,756
Long-term debt	$1,731,197	$1,457,004

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

(4)

During January 2017, Ferrellgas Partners issued $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, issued at 96% of par. Ferrellgas Partners contributed the net proceeds from the offering of approximately $166.1 million to the operating partnership, which used such amounts to repay borrowings under its previous senior secured credit facility. During April 2010, Ferrellgas Partners issued $280.0 million of its fixed rate senior notes. During March 2011, Ferrellgas Partners redeemed $98.0 million of these fixed rate senior notes. These notes are general unsecured senior obligations of Ferrellgas Partners and are structurally subordinated to all existing and future indebtedness and obligations of the operating partnership. The unsecured senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2020.

(5)

The Senior Secured Credit Facility, including the Term Loan, will mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of July 31, 2019, the earliest maturity date of any series of the operating partnership’s outstanding notes was May 1, 2021, except for the reclassification of the Term Loan from long-term to current. The operating partnership entered into a second amendment (the “Second Amendment”) to the financing agreement governing its Senior Secured Credit Facility, as discussed below. As a result of the Second Amendment, the Term Loan was reclassified from current to long-term at October 31, 2019, consistent with its underlying maturity. Also in connection with this event, in a non-cash transaction, the Term Loan portion of the Senior Secured Credit Facility was increased by $8.9 million. This transaction was classified as a capitalized financing cost.

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

On November 7, 2019, the operating partnership entered into a second amendment (the “Second Amendment”) to the financing agreement governing its Senior Secured Credit Facility. Among other matters, the Second Amendment (i) increased from $125.0 million to $140.0 million the sub-limit for issuance of letters of credit that exists within the $300.0 million Revolving Facility; and (ii) modified a component of the fixed charge coverage ratio calculation to exclude payments related to the manufacture of vehicles used for propane delivery or related service up to specified amounts if operating lease commitments sufficient to cover such excluded amounts have been obtained and those payments are in fact reimbursed under such operating leases within nine months thereafter. In addition, the Second Amendment provided waivers for any event of default that has or would otherwise arise with respect to the delivery of an unqualified report of Grant Thornton LLP as to going concern with respect to the audited financial statements of Ferrellgas, L.P. and with respect to the timely delivery of financial information for fiscal 2019, thereby resolving the disagreement with the agent under the Senior Secured Credit Facility regarding alleged events of default described in the

Annual Report on Form 10-K for fiscal 2019. As a result of the Second Amendment, the Term Loan was reclassified from current to long-term at October 31, 2019, consistent with its underlying maturity.

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

As of January 31, 2020, the operating partnership had borrowings of $283.9 million under the Term Loan at an interest rate of 7.54%, which was classified as long-term debt, and $40.0 million of borrowings under the Revolving Facility at an interest rate of 7.54%, which was classified as short-term borrowings. As of January 31, 2020, the operating partnership had available borrowing capacity under the Revolving Facility of $139.1 million. As of July 31, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 8.16%, which was then classified as current, and $43.0 million under the Revolving Facility at an interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, the operating partnership had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at January 31, 2020 and July 31, 2019 totaled $120.9 million and $101.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At January 31, 2020, Ferrellgas had remaining available letter of credit capacity of $19.1 million. At  July 31, 2019, Ferrellgas had remaining available letter of credit capacity of $23.1 million.

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

Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of January 31, 2020, Ferrellgas Partners’ consolidated fixed charge coverage ratio was  1.35x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended January 31, 2020, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions, unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners. Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of January 31, 2020, the operating partnership’s consolidated fixed charge coverage ratio was  1.68x.

If the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. The distribution made by the operating partnership on December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 was made from capacity under the limited exception to the ratio requirement.

As described above, Ferrellgas Partners’ unsecured notes due 2020 mature on June 15, 2020, and the outstanding principal amount of those notes is due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some remaining capacity to make distributions under the limited exception to the ratio requirement under the operating partnership’s indentures, this capacity, as well as limitations on distributions under our Senior Secured Credit Facility, will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 due at the maturity of those notes. Additionally, the restrictions in these debt agreements currently prevent the operating partnership from making distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction and refinancing strategy

Ferrellgas continues to pursue a strategy to further reduce its debt and interest expense. Achievements under this strategy during fiscal 2018 included entering into the Senior Secured Credit Facility, amending our accounts receivable securitization facility and selling certain assets. Other opportunities include the generation of additional cash flows  through accretive acquisitions, restructuring or refinancing existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas expects to maintain its debt and interest expense reduction strategy until its consolidated leverage ratio reaches a level that it deems appropriate for its business. During fiscal 2019, Ferrellgas engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist us in our ongoing process to address our upcoming debt maturities.

G.    Partners’ deficit

Ferrellgas Partners limited partner units, which are traded on the OTC Pink Market under the symbol “FGPR” as of January 31, 2020 and were listed on the New York Stock Exchange under the symbol “FGP,” as of July 31, 2019, were beneficially owned by the following:

	January 31, 2020	July 31, 2019
Public common unitholders (1)	69,612,939	69,612,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)

These common units are traded on the OTC Pink Market under the symbol “FGPR” as of January 31, 2020. As of July 31, 2019 these common units were listed on the New York Stock Exchange under the symbol “FGP”.

(2)

Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at January 31, 2020.

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

Partnership distributions

Ferrellgas Partners has recognized the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
Public common unitholders	$—	$—	$—	$6,962
Ferrell Companies	—	—	—	2,253
FCI Trading Corp.	—	—	—	20
Ferrell Propane, Inc.	—	—	—	5
James E. Ferrell	—	—	—	476
General partner	—	—	—	98
	$—	$—	$—	$9,814

Ferrellgas Partners paid cash distributions as detailed in the table above. Ferrellgas Partners did not declare a cash distribution related to the six months ended January 31, 2020. Ferrellgas has not paid any cash distributions to our unitholders since the distribution paid in the first quarter of fiscal 2019 for the three months ended July 31, 2018. As discussed in Note F – Debt, Ferrellgas Partners was not permitted, pursuant to the consolidated fixed charge coverage ratio under its note indenture, to make restricted payments, including distributions to unitholders.

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2020 and 2019.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2020, the general partner made non-cash contributions of $28 thousand to Ferrellgas to maintain its effective 2% general partner interest.

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

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
Retail - Sales to End Users	$374,069	$415,827	$554,486	$633,591
Wholesale - Sales to Resellers	105,055	115,392	187,759	209,336
Other Gas Sales	6,123	18,893	16,387	42,151
Other	25,586	23,265	45,415	40,608
Propane and related equipment revenues	$510,833	$573,377	$804,047	$925,686

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

The following table presents the Ferrellgas Partners’ receivables, contract assets, and contract liabilities:

	January 31, 2020	July 31, 2019
Accounts receivable	$171,765	$96,450
Contract assets	$13,144	$13,609
Contract liabilities
Deferred revenue (1)	$37,351	$31,974

(1)	Of the beginning balance of deferred revenue, $18.4 million was recognized as revenue during the six months ended January 31, 2020.

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

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2020 and July 31, 2019:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$253	$—	$253
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(23,602)	$—	$(23,602)

July 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,259	$—	$1,259
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,015)	$—	$(16,015)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the note receivable financial instrument classified in "Other assets, net" on the condensed consolidated balance sheets, is approximately $11.0 million, or $0.3 million less than its carrying amount as of January 31, 2020. The estimated fair value of the note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At January 31, 2020,  the estimated fair value of Ferrellgas’ long-term debt instruments, including the current portion of the 8.625% unsecured senior notes due 2020,  was $1,726.9 million. At July 31, 2019, the estimated fair value of Ferrellgas’ long-term debt instruments, including the current portion of the 8.625% unsecured senior notes due 2020 and the Term Loan, which was then classified as current, was $1,824.6 million. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2020 and 2019, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of January 31, 2020 and July 31, 2019:

	Final	January 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$253	Other current liabilities	$22,861
Commodity derivatives-propane		Other assets, net	—	Other liabilities	741
		Total	$253	Total	$23,602

	Final	July 31, 2019
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$910	Other current liabilities	$14,198
Commodity derivatives-propane		Other assets, net	349	Other liabilities	1,817
		Total	$1,259	Total	$16,015

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2020 and July 31, 2019, respectively:

	January 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$33,436	Other current liabilities	$4,236
	Other assets, net	1,513	Other liabilities	108
		$34,949		$4,344

	July 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$25,028	Other current liabilities	$1,217
	Other assets, net	2,969	Other liabilities	—
		$27,997		$1,217

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2020 and 2019 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2020
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(11,212)	Cost of product sold- propane and other gas liquids sales	$(8,766)	$—
	$(11,212)		$(8,766)	$—

	For the three months ended January 31, 2019
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(21,080)	Cost of product sold- propane and other gas liquids sales	$3,807	$—
	$(21,080)		$3,807	$—

	For the six months ended January 31, 2020
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(24,839)	Cost of sales-propane and other gas liquids sales	$(16,245)	$—
	$(24,839)		$(16,245)	$—

	For the six months ended January 31, 2019
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(29,234)	Cost of sales-propane and other gas liquids sales	$626	$—
	$(29,234)		$626	$—

The changes in derivatives included in AOCI for the six months ended January 31, 2020 and 2019 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2020	2019
Beginning balance	$(14,756)	$20,560
Change in value of risk management commodity derivatives	(24,839)	(29,234)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	16,245	(626)
Ending balance	$(23,350)	$(9,300)

Ferrellgas expects to reclassify net losses related to the risk management commodity derivatives of approximately $22.6 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the six months ended January 31, 2020 and 2019, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2020, Ferrellgas had financial derivative contracts covering 3.4 million gallons of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2020, the maximum amount of loss due to credit risk that Ferrellgas would incur is zero, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were  no open derivative contracts with credit-risk-related contingent features as of January 31, 2020.

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

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
Operating expense	$73,084	$69,285	$136,555	$129,243

General and administrative expense	$7,476	$7,197	$13,963	$13,309

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

There was no dilutive effect resulting from this method on basic and diluted net earnings (loss) per common unit for the three and six months ended January 31, 2020 or 2019.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
	(in thousands, except per common unit amounts)
Common unitholders’ interest in net earnings (loss)	$47,725	$42,911	$2,834	$(13,534)
Weighted average common units outstanding (in thousands)	97,152.7	97,152.7	97,152.7	97,152.7
Basic and diluted net earnings (loss) per common unit	$0.49	$0.44	$0.03	$(0.14)

A.

N.    Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2020	July 31, 2019
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	1,021	1,858
Total assets	$2,021	$2,858

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	33,080	33,027
Accumulated deficit	(32,059)	(31,169)
Total stockholder’s equity	$2,021	$2,858

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
General and administrative expense	$—	$1,941	$891	$1,941

Net loss	$—	$(1,941)	$(891)	$(1,941)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(891)	$(1,941)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	838	1,850
Cash used in operating activities	(53)	(91)

Cash flows from financing activities:
Capital contribution	53	91
Cash provided by financing activities	53	91

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership. The Partnership has $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020 that are classified as current. This obligation is only reported on the Partnership’s condensed consolidated balance sheet. The ability of the Partnership to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness.  Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, the Finance Corp. believes there is substantial doubt about the entity’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with the Partnership’s ongoing process to address its upcoming debt maturities. The outcome of the Partnership’s debt reduction strategy continues to remain uncertain.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership. The Finance Corp. is liable as co-issuer and co-obligor for the $357 million aggregate principal amount of the Partnership’s unsecured senior notes due June 15, 2020, which obligation is only reported on the Partnership’s consolidated balance sheet.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$13,643	$11,046
Accounts and notes receivable, net (including $175,386 and $106,145 of accounts receivable pledged as collateral at January 31, 2020 and July 31, 2019, respectively)	182,444	107,596
Inventories	78,474	80,454
Prepaid expenses and other current assets	47,703	42,157
Total current assets	322,264	241,253

Property, plant and equipment, net	594,007	596,723
Goodwill, net	247,195	247,195
Intangible assets (net of accumulated amortization of $418,792 and $414,210 at January 31, 2020 and July 31, 2019, respectively)	106,214	108,557
Operating lease right-of-use assets	120,423	—
Other assets, net	80,998	69,105
Total assets	$1,471,101	$1,262,833

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$46,125	$33,364
Short-term borrowings	40,000	43,000
Collateralized note payable	121,000	62,000
Current portion of long-term debt	2,157	277,029
Current operating lease liabilities	33,263	—
Other current liabilities	151,406	134,303
Total current liabilities	$393,951	$549,696

Long-term debt	1,731,197	1,457,004
Operating lease liabilities	84,546	—
Other liabilities	45,259	36,536
Contingencies and commitments (Note L)

Partners’ deficit:
Limited partner	(752,985)	(758,186)
General partner	(7,517)	(7,570)
Accumulated other comprehensive loss	(23,350)	(14,647)
Total partners’ deficit	(783,852)	(780,403)
Total liabilities and partners’ deficit	$1,471,101	$1,262,833

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019

Revenues:
Propane and other gas liquids sales	$485,247	$550,112	$758,632	$885,078
Other	25,586	23,265	45,415	40,608
Total revenues	510,833	573,377	804,047	925,686

Costs and expenses:
Cost of sales - propane and other gas liquids sales	237,843	311,531	371,871	515,667
Cost of sales - other	3,353	3,422	7,034	6,469
Operating expense - personnel, vehicle, plant and other	128,233	121,219	242,776	231,550
Operating expense - equipment lease expense	8,261	8,415	16,649	16,278
Depreciation and amortization expense	19,795	19,605	39,014	38,597
General and administrative expense	14,085	16,341	23,781	30,516
Non-cash employee stock ownership plan compensation charge	630	1,944	1,425	4,692
Loss on asset sales and disposals	2,148	2,216	4,383	6,720

Operating income	96,485	88,684	97,114	75,197

Interest expense	(38,690)	(36,150)	(75,567)	(71,345)
Other income (expense), net	76	86	(56)	105

Earnings before income taxes	57,871	52,620	21,491	3,957

Income tax expense	115	3	633	154

Net earnings	$57,756	$52,617	$20,858	$3,803

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019

Net earnings	$57,756	$52,617	$20,858	$3,803
Other comprehensive income (loss):
Change in value of risk management derivatives	(11,212)	(21,080)	(24,839)	(29,234)
Reclassification of (gains) losses on derivatives to earnings, net	8,766	3,807	16,245	(626)
Pension liability adjustment	(109)	—	(109)	—
Other comprehensive loss	(2,555)	(17,273)	(8,703)	(29,860)
Comprehensive income (loss)	$55,201	$35,344	$12,155	$(26,057)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	loss	deficit
Balance at July 31, 2019	$(758,186)	$(7,570)	$(14,647)	$(780,403)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	787	8	—	795
Cumulative adjustment for lease accounting standard	(1,361)	(14)	—	(1,375)
Distributions	(100)	(1)	—	(101)
Net loss	(36,525)	(373)	—	(36,898)
Other comprehensive loss	—	—	(6,148)	(6,148)
Balance at October 31, 2019	(795,385)	(7,950)	(20,795)	(824,130)
Contributions in connection with non-cash ESOP compensation charges	624	6	—	630
Distributions	(15,396)	(157)	—	(15,553)
Net earnings	57,172	584	—	57,756
Other comprehensive loss	—	—	(2,555)	(2,555)
Balance at January 31, 2020	$(752,985)	$(7,517)	$(23,350)	$(783,852)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2018	$(693,896)	$(6,915)	$20,733	$(680,078)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	2,720	28	—	2,748
Distributions	(9,914)	(101)	—	(10,015)
Net loss	(48,321)	(493)	—	(48,814)
Other comprehensive loss	—	—	(12,587)	(12,587)
Balance at October 31, 2018	(749,411)	(7,481)	8,146	(748,746)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	1,925	19	—	1,944
Distributions	(15,396)	(157)	—	(15,553)
Net earnings	52,086	531	—	52,617
Other comprehensive loss	—	—	(17,273)	(17,273)
Balance at January 31, 2019	$(710,796)	$(7,088)	$(9,127)	$(727,011)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$20,858	$3,803
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization expense	39,014	38,597
Non-cash employee stock ownership plan compensation charge	1,425	4,692
Loss on asset sales and disposals	4,383	6,720
Provision for doubtful accounts	974	1,576
Deferred income tax expense	552	141
Other	5,216	4,736
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(68,322)	(78,686)
Inventories	1,980	(6,090)
Prepaid expenses and other current assets	(7,109)	(16,321)
Accounts payable	12,678	16,441
Accrued interest expense	2,019	(259)
Other current liabilities	2,095	(8,944)
Other assets and liabilities	237	(6,120)
Net cash provided by (used in) operating activities	16,000	(39,714)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	(5,069)
Capital expenditures	(33,422)	(58,330)
Proceeds from sale of assets	1,659	1,960
Cash payments to construct assets in connection with future lease transactions	(30,307)	—
Cash receipts in connection with leased vehicles	19,929	—
Net cash used in investing activities	(48,541)	(61,439)

Cash flows from financing activities:
Distributions	(15,654)	(25,568)
Payments on long-term debt	(972)	(1,014)
Net reductions in short-term borrowings	(3,000)	(32,800)
Net additions to collateralized short-term borrowings	59,000	82,000
Cash paid for financing costs and other	(4,236)	(221)
Net cash provided by financing activities	35,138	22,397

Net change in cash and cash equivalents	2,597	(78,756)
Cash and cash equivalents - beginning of period	11,046	119,308
Cash and cash equivalents - end of period	$13,643	$40,552

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

Due to seasonality, the results of operations for the six months ended January 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2020.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020 that are classified as current in its condensed consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is directly impacted by the cash flows of Ferrellgas, L.P. The ability of Ferrellgas Partners to restructure or refinance these notes is uncertain considering the level of other outstanding indebtedness.  In certain circumstances, the failure to repay the $357.0 million in unsecured notes on their contractual maturity date may result in an event of default under the operating partnership’s Senior Secured Credit Facility and the indentures governing the operating partnership’s outstanding notes. Given these concerns, Ferrellgas, L.P., believes there is substantial doubt about the entity’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with its ongoing process to address its upcoming debt maturities. The outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note F – Debt below for further discussion of the outstanding debt.

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

(2) Goodwill:    Ferrellgas, L.P. completed its most recent annual goodwill impairment test on January 31, 2020 and did not incur an impairment loss.

(3) New accounting standards:

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

FASB Accounting Standard Update No. 2016‑13

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326), which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas, L.P. plans to adopt the amended guidance effective August 1, 2020. Ferrellgas, L.P. does not expect this adoption to have a material impact on the consolidated financial statements.

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

The following table provides the operating and financing ROU assets and lease liabilities as of January 31, 2020:

Leases	Classification	January 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$120,423
Financing lease assets	Other assets, net	15,003
Total leased assets		$135,426

Liabilities
Current
Operating	Current operating lease liabilities	$33,263
Financing	Other current liabilities	2,624
Noncurrent

Operating	Operating lease liabilities	84,546
Financing	Other liabilities	13,049
Total leased liabilities		$133,482

The following table provides the lease expenses for the three and six months ended January 31, 2020:

		For the three months ended January 31,	For the six months ended January 31,
Leases expense	Classification	2020	2020

Operating lease expense	Operating expenses - personnel, vehicle, plant and other	$1,664	$3,405
	Operating expense - equipment lease expense	8,156	15,763
	Cost of sales - propane and other gas liquids sales	324	713
	General and administrative expense	697	963
Total operating lease expense		$10,841	$20,844

Short-term expense	Operating expenses - personnel, vehicle, plant and other	$2,012	$3,966
	General and administrative expense	141	251
Total short-term expense		$2,153	$4,217

Variable lease expense	Operating expenses - personnel, vehicle, plant and other	$671	$1,346
	Operating expense - equipment lease expense	153	886
Total variable lease expense		$824	$2,232

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	$435	$475
Interest on lease liabilities	Interest expense	318	360
Total finance lease expense		$753	$835

Total lease expense		$14,571	$28,128

Minimum annual payments under existing operating and finance lease liabilities as of January 31, 2020 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2020	$23,306	$2,194	$25,500
2021	36,625	3,806	40,431
2022	27,184	2,760	29,944
2023	21,067	2,713	23,780
2024	18,142	2,633	20,775
Thereafter	33,705	6,073	39,778
Total lease payments	$160,029	$20,179	$180,208
Less: Imputed interest	42,220	4,506	46,726
Present value of lease liabilities	$117,809	$15,673	$133,482

The following table represents the weighted-average remaining lease term and discount rate as of January 31, 2020:

	As of January 31, 2020
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.6	8.2%
Finance leases	6.5	7.7%

Cash flow information is presented below:

	For the three months ended January 31,	For the six months ended January 31,
	2020	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$10,598	$21,647

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$318	$360
Financing cash flows	$266	$294

D.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2020	July 31, 2019
Propane gas and related products	$61,578	$66,001
Appliances, parts and supplies, and other	16,896	14,453
Inventories	$78,474	$80,454

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2020, Ferrellgas, L.P. had committed, for supply procurement purposes, to deliver approximately 4.4 million gallons of propane at fixed prices, net of contracts to take delivery.

Prepaid expenses and other current assets consist of the following:

	January 31, 2020	July 31, 2019
Broker margin deposit assets	$33,436	$25,028
Other	14,267	17,129
Prepaid expenses and other current assets	$47,703	$42,157

Other assets, net consist of the following:

	January 31, 2020	July 31, 2019
Notes receivable, less current portion	$11,281	$16,216
Other	69,717	52,889
Other assets, net	$80,998	$69,105

Other current liabilities consist of the following:

	January 31, 2020	July 31, 2019
Accrued interest	$18,569	$16,550
Customer deposits and advances	27,286	24,686
Accrued payroll	22,947	17,356
Accrued insurance	13,684	18,524
Price risk management liabilities	22,861	14,198
Other	46,059	42,989
Other current liabilities	$151,406	$134,303

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
Operating expense - personnel, vehicle, plant and other	$64,987	$60,279	$113,002	$107,721
Depreciation and amortization expense	2,036	1,389	3,876	2,462
Operating expense - equipment lease expense	7,984	7,869	15,626	15,388
	$75,007	$69,537	$132,504	$125,571

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2020	2019
Cash paid for:
Interest	$68,430	$67,546
Income taxes	$1	$9
Non-cash investing and financing activities:
Liability incurred in connection with Term Loan amendment	$8,863	$—
Liabilities incurred in connection with acquisitions	$520	$1,174
Change in accruals for property, plant and equipment additions	$268	$2,815
Right-of-use assets arising from operating and finance lease liabilities	$33,847	$—

Currently Ferrellgas, L.P. finances the production of delivery trucks and computer equipment, prior to leasing these items from third parties. The cash paid to finance this activity is reported in the statement of cash flows as “Cash payments to construct assets in connection with future lease transactions”. The cash received from lessors to purchase these items from Ferrellgas, L.P. followed by entry into a lease transaction is reported in the statement of cash flows as “Cash receipts in connection with future lease transactions”.

E.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2020	July 31, 2019
Accounts receivable pledged as collateral	$175,386	$106,145
Accounts receivable not pledged as collateral (including other reserves)	1,604	1,218
Note receivable	7,886	2,660
Other	33	36
Less: Allowance for doubtful accounts	(2,465)	(2,463)
Accounts and notes receivable, net	$182,444	$107,596

At January 31, 2020, $175.4 million of trade accounts receivable were pledged as collateral against $121.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2019, $106.1 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2020, Ferrellgas, L.P. had received cash proceeds of $121.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2019, Ferrellgas, L.P. had received cash proceeds of $62.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 4.6% and 5.5% as of January 31, 2020 and July 31, 2019, respectively.

F.    Debt

Short-term borrowings

Ferrellgas, L.P. classifies borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of January 31, 2020 and July 31, 2019, $40.0 million and $43.0 million, respectively,  were classified as short-term borrowings. For further discussion see the “Senior secured credit facilities” section below.

Long-term debt

Long-term debt consists of the following:

	January 31, 2020	July 31, 2019
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $1,280 and $1,633 at January 31, 2020 and July 31, 2019, respectively (3)	476,280	476,633

Senior secured term loan
Variable interest rate, Term Loan, expected to mature May 2023 (4)	283,863	275,000

Notes payable
9.5% and 10.7% weighted average interest rate at January 31, 2020 and July 31, 2019, respectively, due 2020 to 2029, net of unamortized discount of $577 and $711 at January 31, 2020 and July 31, 2019, respectively	5,700	5,962
Total debt, excluding unamortized debt issuance and other costs	1,765,843	1,757,595
Unamortized debt issuance and other costs	(32,489)	(23,562)
Less: current portion of long-term debt	2,157	277,029
Long-term debt	$1,731,197	$1,457,004

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

(4)

The Senior Secured Credit Facility, including the Term Loan, will mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of July 31, 2019, the earliest maturity date of any series of the operating partnership’s outstanding notes was May 1, 2021, except for the reclassification of the Term Loan from long-term to current. The operating partnership entered into a second amendment (the “Second Amendment”) to the financing agreement governing its Senior Secured Credit Facility, as discussed below. As a result of the Second Amendment, the Term Loan was reclassified from current to long-term at October 31, 2019, consistent with its underlying maturity. Also, in connection with this event, in a non-cash transaction, the Term Loan portion of the Senior Secured Credit Facility was increased by $8.9 million. This transaction was classified as a capitalized financing cost.

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

On November 7, 2019, Ferrellgas, L.P. entered into a second amendment (the “Second Amendment”) to the financing agreement governing its Senior Secured Credit Facility. Among other matters, the Second Amendment (i) increased from $125.0 million to $140.0 million the sub-limit for issuance of letters of credit that exists within the $300.0 million Revolving Facility; and (ii) modified a component of the fixed charge coverage ratio calculation to exclude payments related to the manufacture of vehicles used for propane delivery or related service up to specified amounts if operating lease commitments sufficient to cover such excluded amounts have been obtained and those payments are in fact reimbursed under such operating leases within nine months thereafter. In addition, the Second Amendment provided waivers for any event of default that has or would otherwise arise with respect to the delivery of an unqualified report of Grant Thornton LLP as to going concern with respect to the audited financial statements of Ferrellgas, L.P. and with respect to the timely delivery of financial information for fiscal 2019, thereby resolving the disagreement with the agent under the Senior Secured Credit Facility regarding alleged events of default described in the Annual Report on Form 10-K for fiscal 2019.  As a result of the Second Amendment, the Term Loan was reclassified from current to long-term at October 31, 2019, consistent with its underlying maturity.

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

As of January 31, 2020, Ferrellgas, L.P. had borrowings of $283.9 million under the Term Loan at an interest rate of 7.54%, which was classified as long-term debt, and $40.0 million of borrowings under the Revolving Facility, at an interest rate of 7.54%, which was classified as short-term borrowings. As of January 31, 2020, Ferrellgas, L.P. had available borrowing capacity under the Revolving Facility of $139.1 million. As of July 31, 2019, Ferrellgas, L.P. had borrowings of $275.0 million under the Term Loan at an interest rate of 8.16%, which was then classified as current, and $43.0 million under the Revolving Facility at an interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, Ferrellgas, L.P. had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at January 31, 2020 and July 31, 2019 totaled $120.9 million and $101.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At January 31, 2020, Ferrellgas, L.P. had remaining available letter of credit capacity of $19.1 million. At July 31, 2019, Ferrellgas, L.P. had remaining available letter of credit capacity of $23.1 million.

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

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x , on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of January 31, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.68x.

If the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. The distribution made by the operating partnership on December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 was made from capacity under this limited exception to the ratio requirement.

As described above, Ferrellgas Partners’ unsecured notes due 2020 mature on June 15, 2020, and the outstanding principal amount of those notes is due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some remaining capacity to make distributions under the limited exception to the ratio requirement under the operating partnership’s indentures, this capacity, as well as limitations on distributions under our Senior Secured Credit Facility, will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 due at the maturity of those notes. Additionally, the restrictions in these debt agreements currently prevent the operating partnership from making distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction and refinancing strategy

Ferrellgas, L.P. continues to pursue a strategy to further reduce its debt and interest expense. Achievements under this strategy during fiscal 2018 included entering into the Senior Secured Credit Facility, amending our accounts receivable securitization facility and selling certain assets. Other opportunities include the generation of additional cash flows  through accretive acquisitions, restructuring or refinancing existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas, L.P. expects to maintain its debt and interest expense reduction strategy until the consolidated leverage ratio reaches a level that it deems appropriate for its business. During fiscal 2019, Ferrellgas, L.P. engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with its ongoing process to address its upcoming debt maturities.

G.    Partners’ deficit

Partnership distributions

Ferrellgas, L.P. has recognized the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
Ferrellgas Partners	$15,396	$15,396	$15,496	$25,310
General partner	157	157	158	258
	15,553	15,553	$15,654	$25,568

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2020 and 2019.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2020, the general partner made non-cash contributions of $14 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

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

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
Retail - Sales to End Users	$374,069	$415,827	$554,486	$633,591
Wholesale - Sales to Resellers	105,055	115,392	187,759	209,336
Other Gas Sales	6,123	18,893	16,387	42,151
Other	25,586	23,265	45,415	40,608
Propane and related equipment revenues	$510,833	$573,377	$804,047	$925,686

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

The following table presents the opening and closing balances of its receivables, contract assets, and contract liabilities:

	January 31, 2020	July 31, 2019
Accounts receivable	$171,765	$96,450
Contract assets	$13,144	$13,609
Contract liabilities
Deferred revenue (1)	$37,351	$31,974

(1)	Of the beginning balance of deferred revenue, $18.4 million was recognized as revenue during the six months ended January 31, 2020.

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

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2020 and July 31, 2019:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$253	$—	$253
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(23,602)	$—	$(23,602)

July 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,259	$—	$1,259
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,015)	$—	$(16,015)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the note receivable financial instrument classified in "Other assets, net" on the condensed consolidated balance sheets, is approximately $11.0 million, or $0.3 million less than its carrying amount as of January 31, 2020. The estimated fair value of the note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At January 31, 2020, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,544.9 million. At July 31, 2019, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments, including the Term Loan which was then classified as current, was $1,562.2 million. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2020 and 2019, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of January 31, 2020 and July 31, 2019:

	Final	January 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$253	Other current liabilities	$22,861
Commodity derivatives-propane		Other assets, net	—	Other liabilities	741
		Total	$253	Total	$23,602

	Final	July 31, 2019
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$910	Other current liabilities	$14,198
Commodity derivatives-propane		Other assets, net	349	Other liabilities	1,817
		Total	$1,259	Total	$16,015

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2020 and July 31, 2019, respectively:

	January 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$33,436	Other current liabilities	$4,236
	Other assets, net	1,513	Other liabilities	108
		$34,949		$4,344

	July 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$25,028	Other current liabilities	$1,217
	Other assets, net	2,969	Other liabilities	—
		$27,997		$1,217

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2020 and 2019 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(11,212)	Cost of product sold- propane and other gas liquids sales	$(8,766)	$—
	$(11,212)		$(8,766)	$—

	For the three months ended January 31, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(21,080)	Cost of product sold- propane and other gas liquids sales	$3,807	$—
	$(21,080)		$3,807	$—

	For the six months ended January 31, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(24,839)	Cost of sales-propane and other gas liquids sales	$(16,245)	$—
	$(24,839)		$(16,245)	$—

	For the six months ended January 31, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(29,234)	Cost of sales-propane and other gas liquids sales	$626	$—
	$(29,234)		$626	$—

The changes in derivatives included in AOCI for the six months ended January 31, 2020 and 2019 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2020	2019
Beginning balance	$(14,756)	$20,560
Change in value of risk management commodity derivatives	(24,839)	(29,234)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	16,245	(626)
Ending balance	$(23,350)	$(9,300)

Ferrellgas, L.P. expects to reclassify net losses related to the risk management commodity derivatives of approximately $22.6 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the six months ended January 31, 2020 and 2019, Ferrellgas, L.P. had no  reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2020, Ferrellgas, L.P. had financial derivative contracts covering 3.4 million gallons of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2020, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur is zero, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2020.

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

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
Operating expense	$73,084	$69,285	$136,555	$129,243

General and administrative expense	$7,476	$7,197	$13,963	$13,309

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of January 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,642	$1	$—	$—	$—	$13,643
Accounts and notes receivable, net	9,646	—	24	172,774	—	182,444
Intercompany receivables	(12,388)	—	—	—	12,388	—
Inventories	78,474	—	—	—	—	78,474
Prepaid expenses and other current assets	47,703	—	—	—	—	47,703
Total current assets	137,077	1	24	172,774	12,388	322,264

Property, plant and equipment, net	594,007	—	—	—	—	594,007
Goodwill, net	247,195	—	—	—	—	247,195
Intangible assets, net	106,214	—	—	—	—	106,214
Investments in consolidated subsidiaries	69,194	—	—	—	(69,194)	—
Operating lease right-of-use assets	120,423	—	—	—	—	120,423
Other assets, net	78,184	—	2,255	559	—	80,998
Total assets	$1,352,294	$1	$2,279	$173,333	$(56,806)	$1,471,101

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$46,125	$—	$—	$—	$—	$46,125
Short-term borrowings	40,000	—	—	—	—	40,000
Collateralized note payable	—	—	—	121,000	—	121,000
Intercompany payables	—	—	—	(12,388)	12,388	—
Current portion of long-term debt	2,157	—	—	—	—	2,157
Current operating lease liabilities	33,263	—	—	—	—	33,263
Other current liabilities	153,599	—	13	(2,206)	—	151,406
Total current liabilities	275,144	—	13	106,406	12,388	393,951

Long-term debt	1,731,197	—	—	—	—	1,731,197
Operating lease liabilities	84,546	—	—	—	—	84,546
Other liabilities	45,259	—	—	—	—	45,259
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(760,502)	1	2,266	66,927	(69,194)	(760,502)
Accumulated other comprehensive loss	(23,350)	—	—	—	—	(23,350)
Total partners' capital (deficit)	(783,852)	1	2,266	66,927	(69,194)	(783,852)
Total liabilities and partners' capital (deficit)	$1,352,294	$1	$2,279	$173,333	$(56,806)	$1,471,101

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended January 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$485,247	$—	$—	$—	$—	$485,247
Other	25,586	—	—	—	—	25,586
Total revenues	510,833	—	—	—	—	510,833

Costs and expenses:
Cost of sales - propane and other gas liquids sales	237,843	—	—	—	—	237,843
Cost of sales - other	3,353	—	—	—	—	3,353
Operating expense - personnel, vehicle, plant and other	128,233	—	—	1,050	(1,050)	128,233
Depreciation and amortization expense	19,684	—	—	111	—	19,795
General and administrative expense	14,082	3	—	—	—	14,085
Operating expense - equipment lease expense	8,261	—	—	—	—	8,261
Non-cash employee stock ownership plan compensation charge	630	—	—	—	—	630
Loss on asset sales and disposals	2,148	—	—	—	—	2,148

Operating income (loss)	96,599	(3)	—	(1,161)	1,050	96,485

Interest expense	(37,778)	—	—	(912)	—	(38,690)
Other income (expense), net	76	—	—	1,882	(1,882)	76

Earnings (loss) before income taxes	58,897	(3)	—	(191)	(832)	57,871

Income tax expense	115	—	—	—	—	115
Equity in earnings (loss) of subsidiaries	(194)	—	—	—	194	—

Net earnings (loss)	58,588	(3)	—	(191)	(638)	57,756

Other comprehensive loss	(2,555)	—	—	—	—	(2,555)

Comprehensive income (loss)	$56,033	$(3)	$—	$(191)	$(638)	$55,201

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended January 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$550,112	$—	$—	$—	$—	$550,112
Other	23,216	—	49	—	—	23,265
Total revenues	573,328	—	49	—	—	573,377

Costs and expenses:
Cost of sales - propane and other gas liquids sales	311,531	—	—	—	—	311,531
Cost of sales - other	3,308	—	114	—	—	3,422
Operating expense	121,180	—	39	1,884	(1,884)	121,219
Depreciation and amortization expense	19,493	—	—	112	—	19,605
General and administrative expense	16,338	3	—	—	—	16,341
Equipment lease expense	8,415	—	—	—	—	8,415
Non-cash employee stock ownership plan compensation charge	1,944	—	—	—	—	1,944
Loss on asset sales and disposals	2,045	—	171	—	—	2,216

Operating income (loss)	89,074	(3)	(275)	(1,996)	1,884	88,684

Interest expense	(34,655)	—	(38)	(1,457)	—	(36,150)
Other income (expense), net	96	—	(10)	2,916	(2,916)	86

Earnings (loss) before income taxes	54,515	(3)	(323)	(537)	(1,032)	52,620

Income tax expense	3	—	—	—	—	3
Equity in earnings (loss) of subsidiary	(863)	—	—	—	863	—

Net earnings (loss)	53,649	(3)	(323)	(537)	(169)	52,617

Other comprehensive loss	(17,273)	—	—	—	—	(17,273)

Comprehensive income (loss)	$36,376	$(3)	$(323)	$(537)	$(169)	$35,344

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the six months ended January 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$758,632	$—	$—	$—	$—	$758,632
Other	45,415	—	—	—	—	45,415
Total revenues	804,047	—	—	—	—	804,047

Costs and expenses:
Cost of sales - propane and other gas liquids sales	371,871	—	—	—	—	371,871
Cost of sales - other	7,034	—	—	—	—	7,034
Operating expense - personnel, vehicle, plant and other	242,776	—	—	1,935	(1,935)	242,776
Depreciation and amortization expense	38,791	—	—	223	—	39,014
General and administrative expense	23,777	4	—	—	—	23,781
Operating expense - equipment lease expense	16,649	—	—	—	—	16,649
Non-cash employee stock ownership plan compensation charge	1,425	—	—	—	—	1,425
Loss on asset sales and disposals	4,383	—	—	—	—	4,383

Operating income (loss)	97,341	(4)	—	(2,158)	1,935	97,114

Interest expense	(73,469)	—	—	(2,098)	—	(75,567)
Other income (expense), net	(56)	—	—	2,602	(2,602)	(56)

Earnings (loss) before income taxes	23,816	(4)	—	(1,654)	(667)	21,491

Income tax expense	633	—	—	—	—	633
Equity in earnings (loss) of subsidiary	(1,658)	—	—	—	1,658	—

Net earnings (loss)	21,525	(4)	—	(1,654)	991	20,858

Other comprehensive loss	(8,703)	—	—	—	—	(8,703)

Comprehensive income (loss)	$12,822	$(4)	$—	$(1,654)	$991	$12,155

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the six months ended January 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$885,078	$—	$—	$—	$—	$885,078
Other	40,559	—	49	—	—	40,608
Total revenues	925,637	—	49	—	—	925,686

Costs and expenses:
Cost of sales - propane and other gas liquids sales	515,667	—	—	—	—	515,667
Cost of sales - other	6,355	—	114	—	—	6,469
Operating expense - personnel, vehicle, plant and other	231,511	—	39	2,901	(2,901)	231,550
Depreciation and amortization expense	38,374	—	—	223	—	38,597
General and administrative expense	30,511	5	—	—	—	30,516
Operating expense - equipment lease expense	16,278	—	—	—	—	16,278
Non-cash employee stock ownership plan compensation charge	4,692	—	—	—	—	4,692
Loss on asset sales and disposals	4,041	—	2,679	—	—	6,720

Operating income (loss)	78,208	(5)	(2,783)	(3,124)	2,901	75,197

Interest expense	(69,003)	—	(38)	(2,304)	—	(71,345)
Other income (expense), net	115	—	(10)	5,119	(5,119)	105

Earnings (loss) before income taxes	9,320	(5)	(2,831)	(309)	(2,218)	3,957

Income tax expense	154	—	—	—	—	154
Equity in earnings (loss) of subsidiaries	(3,145)	—	—	—	3,145	—

Net earnings (loss)	6,021	(5)	(2,831)	(309)	927	3,803

Other comprehensive loss	(29,860)	—	—	—	—	(29,860)

Comprehensive income (loss)	$(23,839)	$(5)	$(2,831)	$(309)	$927	$(26,057)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended January 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$80,433	$(4)	$512	$(5,941)	$(59,000)	$16,000

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	—	—	—	—	(6,400)
Capital expenditures	(33,422)	—	—	—	—	(33,422)
Proceeds from sale of assets	1,659	—	—	—	—	1,659
Cash collected for purchase of interest in accounts receivable	—	—	—	416,325	(416,325)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(475,325)	475,325	—
Intercompany loan to affiliate	(5,433)	—	—	—	5,433	—
Cash payments to construct assets in connection with future lease transactions	(30,307)	—	—	—	—	(30,307)
Cash receipts in connection with leased vehicles	19,929	—	—	—	—	19,929
Net cash used in investing activities	(53,974)	—	—	(59,000)	64,433	(48,541)

Cash flows from financing activities:
Distributions	(15,654)	—	—	—	—	(15,654)
Reductions in long-term debt	(972)	—	—	—	—	(972)
Net reductions to short-term borrowings	(3,000)	—	—	—	—	(3,000)
Net additions to collateralized short-term borrowings	—	—	—	59,000	—	59,000
Net changes in advances with consolidated entities	—	4	(512)	5,941	(5,433)	—
Cash paid for financing costs and other	(4,236)	—	—	—	—	(4,236)
Net cash provided by (used in) financing activities	(23,862)	4	(512)	64,941	(5,433)	35,138

Net change in cash and cash equivalents	2,597	—	—	—	—	2,597
Cash and cash equivalents - beginning of year	11,045	1	—	—	—	11,046
Cash and cash equivalents - end of year	$13,642	$1	$—	$—	$—	$13,643

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

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2020	July 31, 2019
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	1,838	1,841
Total assets	$2,938	$2,941

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	82,421	78,518
Accumulated deficit	(80,483)	(76,577)
Total stockholder's equity	$2,938	$2,941

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2020	2019	2020	2019
General and administrative expense	$2,888	$3,850	$3,906	$5,400

Net loss	$(2,888)	$(3,850)	$(3,906)	$(5,400)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,906)	$(5,400)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3	1,500
Cash used in operating activities	(3,903)	(3,900)

Cash flows from financing activities:
Capital contribution	3,903	3,900
Cash provided by financing activities	3,903	3,900

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership.  Ferrellgas Partners has $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020 that are classified as current in its consolidated financial statements. This obligation is only reported on the consolidated balance sheet of Ferrellgas Partners. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. In certain circumstances, the failure to repay the $357 million in unsecured notes on their contractual maturity date may result in an event of default under the Partnership’s Senior Secured Credit Facility and the indentures governing the Partnership’s outstanding notes. Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, the Finance Corp. believes there is substantial doubt about the entity’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with the Partnership’s ongoing process to address its upcoming debt maturities. The outcome of the Partnership’s debt reduction strategy continues to remain uncertain.

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

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. The common units of Ferrellgas Partners are traded on the OTC Pink Market and our activities are primarily conducted through the operating partnership.

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

Recent developments

On November 7, 2019, Ferrellgas, L.P. entered into a second amendment (the “Second Amendment”) to the financing agreement governing its Senior Secured Credit Facility. Among other matters, the second amendment (i) increased from $125.0 million to $140.0 million the sub-limit for issuance of letters of credit that exists within the $300.0 million Revolving Facility; and (ii) modified a component of the fixed charge coverage ratio calculation to exclude payments related to the manufacture of vehicles used for propane delivery or related service up to specified amounts if operating lease commitments sufficient to cover such excluded amounts have been obtained and those payments are in fact reimbursed under such operating leases within nine months thereafter. In addition, the Second Amendment provided waivers for any event of default that has or would otherwise arise with respect to the delivery of an unqualified report of Grant Thornton LLP as to going concern with respect to the audited financial statements of Ferrellgas, L.P. and with respect to the timely delivery of financial information for fiscal 2019, thereby resolving the disagreement with the agent under the Senior Secured Credit Facility regarding alleged events of default described in the Annual Report on Form 10-K for fiscal 2019. As a result of the Second Amendment, the Term Loan was reclassified from current to long-term at October 31, 2019, consistent with its underlying maturity. Also, in connection with this event, in a non-cash transaction, the Term Loan portion of the Senior Secured Credit Facility was increased by $8.9 million. This transaction was classified as a capitalized financing cost.

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

Debt and interest expense reduction and refinancing strategy

We continue to pursue a strategy to further reduce our debt and interest expense. Achievements under this strategy during fiscal 2018 include refinancing our senior secured credit facility, amending our accounts receivable securitization facility, and selling certain assets. Other opportunities include the generation of additional cash flows through accretive acquisitions, restructuring or refinancing existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. We expect to maintain our debt and interest expense reduction strategy until our consolidated leverage ratio reaches a level that we deem appropriate for our business.

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

Ferrellgas Partners, L.P., the master limited partnership

The indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units. Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of January 31, 2020, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.35x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended January 31, 2020, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. While there can be no assurance of success, as part of our debt and interest expense reduction and refinancing strategy, we are presently considering potential solutions to address the upcoming maturity of the outstanding notes of Ferrellgas Partners due 2020. The potential solutions include, among others, restructuring, refinancing or a transaction to exchange new notes for some or all of these notes.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of January 31, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.68x.

If the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may make restricted payments in limited amounts determined under the indentures. The distribution made by the operating partnership on December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 was made from capacity under this limited exception to the ratio requirement.

As described above, Ferrellgas Partners’ unsecured notes due 2020 mature on June 15, 2020, and the outstanding principal amount of those notes is due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some remaining capacity to make distributions under the limited exception to the ratio requirement under the operating partnership’s indentures, this capacity, as well as limitations on distributions under our Senior Secured Credit Facility, will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest payments on Ferrellgas Partners’ unsecured senior notes due 2020 due at the maturity of those notes. Additionally, the restrictions in these debt agreements currently prevent the operating partnership from making distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Distributions

As discussed above, no distributions will be paid to common unitholders in March 2020 for the three months ended January 31, 2020, and the general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2020 and 2021 sales commitments and, as of January 31, 2020, have experienced net mark-to-market losses of approximately $23.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2020, we estimate 85% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended January 31, 2020 and 2019

Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2020 was approximately 6% warmer than normal, and 7% warmer than the prior year period. We estimate retail gallons decreased 10 million gallons due to warmer weather. Additionally, the increases in gross margin, operating income and Adjusted EBITDA were also negatively impacted by the warmer weather.

During the three months ended January 31, 2020, we generated net earnings attributable to Ferrellgas Partners L.P. of $48.2 million, compared to net earnings attributable to Ferrellgas Partners L.P. of $43.3 million during the three months ended January 31, 2019.  This increase principally reflects an $8.8 million increase in gross margin on propane and other gas liquid sales, increased gross margin-other and decreased general and administrative costs, partially offset by increased operating expenses and interest expense. These results also reflect the effects of legal fees and settlements related to non-core businesses of $2.5 million and $5.6 million, in the three months ended January 31, 2020 and 2019, respectively.

“Interest expense” for Ferrellgas increased $2.7 million primarily due to a $1.3 million increase related to borrowings on our Senior Secured Credit Facility and a $0.9 million increase related to increased amortization of our credit facility issuance costs.

Distributable cash flow attributable to equity investors increased to $73.4 million in the current period from $52.7 million in the prior period, primarily due to a $20.7 million decrease in our maintenance capital expenditures. This decrease in maintenance capital expenditures primarily relates to the purchase of new propane delivery trucks in fiscal 2019 which have historically been leased.

Distributable cash flow excess increased to $72.0 million in the current period from $51.7 million in the prior period, primarily due to a $20.7 million decrease in our maintenance capital expenditures.

For the six months ended January 31, 2020 and 2019

Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2019 was approximately 4% warmer than normal, and 7% warmer than the prior year period. We estimate retail gallons decreased approximately 10 million gallons due to warmer weather. Additionally, the increases in gross margin, operating income and Adjusted EBITDA were also negatively impacted by the warmer weather.

During the six months ended January 31, 2020, we generated net earnings attributable to Ferrellgas Partners L.P. of $2.9 million, compared to net loss attributable to Ferrellgas Partners L.P. of $13.7 million during the six months ended January 31, 2019.  This increase in net earnings attributable to Ferrellgas Partners principally reflects a $17.4 million increase in gross margin on propane and other gas liquid sales, increased gross margin-other and decreased general and administrative costs, partially offset by increased operating expenses and interest expense. These results reflect the effects of legal fees and settlements related to non-core businesses of $4.6 million and $9.2 million, in the six months ended January 31, 2020 and 2019, respectively. The six-month period ended January 31, 2019 also includes $1.6 million of severance cost and $1.5 million of expenses associated with the multi-employer pension plan withdrawal settlement.

“Interest expense” for Ferrellgas increased $4.5 million primarily due to a $2.8 million increase related to borrowings on our Senior Secured Credit Facility and a $1.1 million increase related to increased amortization of our credit facility issuance costs.

Distributable cash flow attributable to equity investors increased to $50.3 million in the current period from $25.3 million in the prior period, primarily due to a $19.6 million decrease in our maintenance capital expenditures, an $8.9 million increase in our Adjusted EBITDA, as discussed below in “Operating results for the six months ended January 31, 2020 and 2019”, partially offset by a $3.3 million increase in cash interest expense, as discussed above. This decrease in maintenance capital expenditures primarily relates to the purchase of new propane delivery trucks in fiscal 2019 which have historically been leased.

Distributable cash flow excess increased to $49.3 million in the current period from $15.1 million in the prior period, primarily due to a $19.6 million decrease in our maintenance capital expenditures, a $9.7 million decrease in distributions to common unitholders, and an $8.9 million increase in our Adjusted EBITDA, as discussed above, partially offset by a $3.3 million increase in cash interest expense, as discussed above.

Non-GAAP Financial Measures

In this Quarterly Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income (expense), net, severance costs, legal fees and settlements related to non-core businesses, multi-employer pension withdrawal settlement, lease accounting standard adjustment, and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders and Distributable cash flow excess to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and six months ended January 31, 2020 and 2019:

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2020	2019	2020	2019
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$48,207	$43,344	$2,863	$(13,671)
Income tax expense	115	3	633	161
Interest expense	47,548	44,891	93,245	88,769
Depreciation and amortization expense	19,795	19,605	39,014	38,597
EBITDA	115,665	107,843	135,755	113,856
Non-cash employee stock ownership plan compensation charge	630	1,944	1,425	4,692
Loss on asset sales and disposals	2,148	2,216	4,383	6,720
Other income (expense), net	(76)	(86)	56	(105)
Severance costs	—	1,600	—	1,600
Legal fees and settlements related to non-core businesses	2,519	5,608	4,562	9,172
Multi-employer pension plan withdrawal settlement	—	—	—	1,524
Lease accounting standard adjustment	(116)	—	54	—
Net earnings attributable to noncontrolling interest	584	531	211	38
Adjusted EBITDA	121,354	119,656	146,446	137,497
Net cash interest expense (a)	(43,316)	(41,679)	(85,899)	(82,578)
Maintenance capital expenditures (b)	(5,430)	(26,147)	(11,897)	(31,532)
Cash refund from (paid for) taxes	(1)	4	(1)	2
Proceeds from certain asset sales	824	899	1,659	1,960
Distributable cash flow attributable to equity investors	73,431	52,733	50,308	25,349
Distributable cash flow attributable to general partner and non-controlling interest	(1,468)	(1,055)	(1,006)	(507)
Distributable cash flow attributable to common unitholders	71,963	51,678	49,302	24,842
Less: Distributions paid to common unitholders	—	—	—	(9,715)
Distributable cash flow excess	$71,963	$51,678	$49,302	$15,127

(a)

Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may include the purchase of assets that are typically leased.

Operating Results for the three months ended January 31, 2020 and 2019

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2020	2019	Increase (Decrease)
As of January 31,
Retail customers	725,525	706,741	18,784	3%
Tank exchange selling locations	57,504	53,740	3,764	7%

(amounts in thousands)
Three months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	236,264	239,044	(2,780)	(1)%
Wholesale - Sales to Resellers	68,996	70,655	(1,659)	(2)%
	305,260	309,699	(4,439)	(1)%
Revenues -
Propane and other gas liquids sales:

Retail - Sales to End Users	$374,069	$415,827	$(41,758)	(10)%
Wholesale - Sales to Resellers	105,055	115,392	(10,337)	(9)%
Other Gas Sales (a)	6,123	18,893	(12,770)	(68)%
Other (b)	25,586	23,265	2,321	10%
Propane and related equipment revenues	$510,833	$573,377	$(62,544)	(11)%

Gross Profit -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$198,224	$192,747	$5,477	3%
Wholesale - Sales to Resellers (a)	49,180	45,834	3,346	7%
Other (b)	22,233	19,843	2,390	12%
Propane and related equipment gross profit	$269,637	$258,424	$11,213	4%

Operating, general and administrative expense (d)	$142,425	$137,561	$4,864	4%
Equipment lease expense	8,261	8,415	(154)	(2)%

Operating income	$96,378	$88,683	$7,695	9%
Depreciation and amortization expense	19,795	19,605	190	1%
Non-cash employee stock ownership plan compensation charge	630	1,944	(1,314)	(68)%
Loss on asset sales and disposals	2,148	2,216	(68)	(3)%
Legal fees and settlements related to non-core business	2,519	5,608	(3,089)	(55)%
Severance costs	—	1,600	(1,600)	NM
Lease accounting standard adjustment (e)	(116)	—	(116)	NM
Adjusted EBITDA	$121,354	$119,656	$1,698	1%

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes appliance and material sales, and various customer fee income.
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

Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2020 was approximately 6% warmer than normal, and 7% warmer than the prior year period. We estimate retail gallons decreased 10 million gallons due to warmer weather, partially offset by efforts to increase market share.

Propane sales volumes during the three months ended January 31, 2020 decreased 1%, or 4.4 million gallons, from the prior year period due to decreased sales volumes to both retail and wholesale customers. The decrease in propane sales volumes to retail customers was primarily due to warmer weather, as discussed above, partially offset by the 3% increase in retail customer count.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended January 31, 2020 averaged  31% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 25% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.48 and $0.70 per gallon during the three months ended January 31, 2020 and 2019, respectively, while the wholesale market price at Conway, Kansas averaged $0.46 and $0.61 per gallon during the three months ended January 31, 2020 and 2019, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon and therefore revenues, but an increase in gross margin.

Revenues

Retail sales decreased $41.8 million compared to the prior period. This decrease resulted from  a $37.0 million decrease in sales price per gallon, as discussed above. Decreases in sales due to warmer weather were approximately $15.0 million, as discussed above, partially offset by increases related to the 3% increase in customer count.

Wholesale sales decreased $10.3 million compared to the prior period. This decrease primarily resulted from a $9.5 million decrease in sales price per gallon, as discussed above, and due to the impact of increased competitive pressures related to fixed priced contracts, some of which are long term. This is a trend that continues from the prior year period.

Other gas sales decreased $12.8 million compared to the prior year period primarily due to decreased sales volumes.

Other revenues increased $2.3 million compared to the prior year period primarily due to a $2.5 million one-time refund of federal fuel excise tax.

Gross margin - Propane and other gas liquids sales

Gross margin increased $8.8 million primarily due to the increase in gross margin per gallon, as discussed above. The increase in retail gross margin of $5.5 million resulted from a $7.7 million increase in gross margin per gallon and to a lesser extent an increase in retail customer counts, as discussed above, partially offset by an estimated $7.0 million related to decreased gallon sales due to the effect of warmer weather, as discussed above. The $3.3 million increase in wholesale gross margin primarily relates to increased gross margin per gallon due to the decrease in the wholesale cost of propane, as discussed above.

Gross margin - other

Gross margin increased $2.4 million compared to the prior year period primarily due to a $2.5 million one-time refund of federal fuel excise tax.

Operating income

Operating income increased $7.7 million primarily due to an  $8.8 million increase in "Gross margin - Propane and other gas liquid sales", a $2.4 million increase in “Gross margin-other”, both as discussed above, and a $1.3 million decrease in  “Non-cash employee stock ownership plan compensation charge”, partially offset by a $4.8 million increase in “Operating, general and administrative expense”. “Operating, general and administrative expense” increased due to a $7.0 million increase in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $2.2 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased $7.0 million primarily due to a $3.2 million increase in field personnel costs, a $2.1 million increase in general liability and worker compensation cost and a $0.7 million increase in plant and office costs. “General and administrative expense” decreased primarily due to a $3.1 million decrease in legal costs and a $0.9 million decrease in severance cost incurred in fiscal 2019 that was not repeated in fiscal 2020, partially offset by a $1.2 million increase in incentives.

Adjusted EBITDA

Adjusted EBITDA increased $1.7 million primarily due to an $8.8 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $2.4 million increase in “Gross margin – other” as discussed above, partially offset by a $9.6 million increase in “Operating, general and administrative”.  “Operating, general and administrative expense” increased due to a $7.7 million increase in “Operating expense – personnel, vehicle, plant and other” and a $1.9 million increase in “General and administrative expense”.  “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $3.9 million increase in field personnel costs and a $2.1 million increase in general liability and workers compensation costs and a $0.7 million increase in plant and office costs. “General and administrative expense” increased primarily due to an increase in personnel incentives of $1.2 million and a $0.2 million increase in plant and office costs.

Operating Results for the six months ended January 31, 2020 and 2019

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2020	2019	Increase (Decrease)
As of January 31,
Retail customers	725,525	706,741	18,784	3%
Tank exchange selling locations	57,504	53,740	3,764	7%

(amounts in thousands)
Six months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	366,165	368,711	(2,546)	(1)%
Wholesale - Sales to Resellers	119,035	119,615	(580)	(0)%
	485,200	488,326	(3,126)	(1)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$554,486	$633,591	$(79,105)	(12)%
Wholesale - Sales to Resellers	187,759	209,336	(21,577)	(10)%
Other Gas Sales (a)	16,387	42,151	(25,764)	(61)%
Other (b)	45,415	40,608	4,807	12%
Propane and related equipment revenues	$804,047	$925,686	$(121,639)	(13)%

Gross Profit -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$296,160	$283,222	$12,938	5%
Wholesale - Sales to Resellers (a)	90,601	86,189	4,412	5%
Other (b)	38,381	34,139	4,242	12%
Propane and related equipment gross profit	$425,142	$403,550	$21,592	5%

Operating, general and administrative expense (d)	$266,663	$262,071	$4,592	2%
Operating expense - equipment lease expense	16,649	16,278	371	2%

Operating income	$97,008	$75,192	$21,816	29%

Depreciation and amortization expense	39,014	38,597	417	1%
Non-cash employee stock ownership plan compensation charge	1,425	4,692	(3,267)	(70)%
Loss on asset sales and disposals	4,383	6,720	(2,337)	(35)%
Multi-employer pension plan withdrawal settlement	—	1,524	(1,524)	NM
Legal fees and settlements related to non-core businesses	4,562	9,172	(4,610)	(50)%
Severance costs	—	1,600	(1,600)	NM
Lease accounting standard adjustment (e)	54	—	54	NM
Adjusted EBITDA	$146,446	$137,497	$8,949	7%

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes appliance and material sales, and various customer fee income.
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

Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2019 was approximately 4% warmer than normal, and 7% warmer than the prior year period. Retail gallons decreased approximately 10 million gallons due to warmer weather, partially offset by efforts to increase market share.

Propane sales volumes during the six months ended January 31, 2020 decreased 1%, or 3.1 million gallons, from the prior year period due to decreased sales volumes to both retail and wholesale customers. The decrease in propane sales volumes to retail customers was primarily due to the warmer weather, as discussed above, partially offset by the 3% increase in retail customer count.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the six months ended January 31, 2020 averaged 46% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 40% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.46 and $0.85 per gallon during the six months ended January 31, 2020 and 2019, respectively, while the wholesale market price at Conway, Kansas averaged $0.42 and $0.70 per gallon during the six months ended January 31, 2020 and 2019, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon and therefore revenues, but an increase in gross margin per gallon.

Revenues

Retail sales decreased $79.1 million compared to the prior period. This decrease resulted from  a $74.7 million decrease in sales price per gallon, as discussed above, as well as decreases in sales due to warmer weather of approximately $11.0 million, as discussed above, partially offset by increases related to the 3% increase in customer count.

Wholesale sales decreased $21.6 million compared to the prior period. This decrease primarily resulted from a $23.3 million decrease in sales price per gallon, as discussed above, and due to the impact of increased competitive pressures related to fixed priced contracts, some of which are long term. This is a trend that continues from the prior year period.

Other gas sales decreased $25.8 million compared to the prior year period primarily due to decreased sales price per gallon.

Other revenues increased $4.8 million compared to the prior year period primarily due to a $2.5 million one-time refund of federal fuel excise tax and increased fees from service labor related to the 3% increase in retail customer count as discussed above.

Gross margin - Propane and other gas liquids sales

Gross margin increased $17.4 million primarily due to the increase in gross margin per gallon, as discussed above. The increase in retail gross margin of $12.9 million resulted from a $14.9 million increase in gross margin per gallon and to a lesser extent an increase in retail customer counts, partially offset by an estimated $5.0 million related to decreased gallon sales related to the effects of warmer weather, both as discussed above. The $4.4 million increase in wholesale gross margin primarily relates to increased gross margin per gallon and to a lesser extent increased volumes, both as discussed above.

Gross margin - other

Gross margin increased $4.2 million compared to the prior year period primarily due to a $2.5 million one-time refund of federal fuel excise tax and increased fees from service labor related to the 3% increase in retail customer count as discussed above.

Operating income

Operating income increased $21.8 million primarily due to a $17.4 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, a $4.2 million increase in “Gross margin - other”, both as discussed above, and a $3.3 million decrease in  “Non-cash employee stock ownership plan compensation charge”,  partially offset by a $4.6 million increase in “Operating, general and administrative expense”. “Operating, general and administrative expense” increased due to a $11.2 million increase in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $6.6 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $7.5 million increase in field personnel costs, a $1.4 million increase in selling expenses, a $1.3 million increase in plant and office costs and a $1.2 million increase in general liability and worker compensation costs, partially offset by a previous $1.5 million pension settlement charge associated with the withdrawal from a multi-employer pension plan that was not repeated in the current period. “General and administrative expense” decreased primarily due to a $7.5 million decrease in legal costs, a decrease of $0.9 million in severance cost incurred in fiscal 2019 that was not repeated in fiscal 2020, and a $0.8 million decrease in personnel costs, partially offset by a $1.2 million increase in personnel incentives.

Adjusted EBITDA

Adjusted EBITDA increased $8.9 million primarily due to an  $17.4 million increase in "Gross margin - Propane and other gas liquid sales" and a $4.2 million increase in “Gross margin – other”, both as discussed above, partially offset by a $12.3 million increase in “Operating, general and administrative expense”.  “Operating, general and administrative expense” increased due to a $13.4 million increase in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $1.1 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $7.5 million increase in field personnel costs, a $1.4 million increase in selling costs, a $1.3 million increase in plant and office costs, and a $1.2 million increase in general liability and workers compensation costs. “General and administrative expense” decreased primarily due to a $2.9 million decrease in legal costs, and a $0.8 million decrease in personnel cost, partially offset by a $1.2 million increase in personnel incentives.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, borrowings under our Senior Secured Credit Facility and our accounts receivable securitization facility and funds received from sales of debt and equity securities. As of January 31, 2020, our total liquidity was $152.8 million, which is comprised of $13.7 million in cash and $139.1 million of availability under our Senior Secured Credit Facility and accounts receivable securitization facility. These sources of liquidity and short term capital resources are intended to fund our working capital requirements, letter of credit requirements, and acquisition and capital expenditures. Our access to long term capital resources, in order to address our leverage, may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

We believe that the liquidity available from cash flows from operating activities, our Senior Secured Credit Facility, and the accounts receivable securitization facility, combined with our debt and interest expense reduction initiatives, will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. However, as discussed above, Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020 that are classified as current in its condensed consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. In certain circumstances, the failure to repay the $357.0 million in unsecured notes on their contractual maturity date may result in an event of default under the operating partnership’s Senior Secured Credit Facility and the indentures governing the operating partnership’s outstanding notes. Any such failure to repay the outstanding notes of Ferrellgas Partners due 2020 and any resulting event of default under the operating partnership’s debt agreements could result in our losing access to the liquidity available under our Senior Secured Credit Facility and the accounts receivable securitization facility and otherwise have a material adverse effect on our liquidity and financial position. We have engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist us in our ongoing process to address our upcoming debt maturities.

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

As discussed above, no distributions will be paid to common unitholders in March 2020 for the three months ended January 31, 2020, and the general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. Unless the indenture governing the outstanding notes due 2020 is amended or replaced, or the Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discuss and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions paid to equity investors for the twelve months ended January 31, 2020 to the twelve months ended October 31, 2019 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	paid to
	to equity investors	by our General Partner	equity investors	DCF ratio (a)
Six months ended January 31, 2020	$50,308	$50,150	$158
Fiscal 2019	22,567	12,338	10,229
Less: Six months ended January 31, 2019	25,349	15,277	10,072
Twelve months ended January 31, 2020	$47,526	$47,211	$315	NM

Twelve months ended October 31, 2019	26,828	26,513	315	NM
Change	$20,698	$20,698	$—	NM
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions paid to equity investors.
(b)	NM – Not Meaningful.

For the twelve months ended January 31, 2020, distributable cash flow attributable to equity investors increased $20.7 million compared to the twelve months ended October 31, 2019, primarily due to decreases in our maintenance capital expenditures.  Thus, cash reserves, which we utilize to meet future anticipated expenditures, increased by $47.2 million during the twelve months ended January 31, 2020 compared to an increase of $26.5 million in the twelve months ended October 31, 2019.

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

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $0.6 million for the six months ended January 31, 2020, compared to net cash used in operating activities of $55.1 million for the six months ended January 31, 2019. This increase in cash provided by operating activities was primarily due to a $37.3 million decrease in working capital requirements, a $12.0 million increase in cash flow from operations and a $6.4 million inflow associated with other assets and other liabilities.

The decrease in working capital requirements for the six months ended January 31, 2020 compared to the six months ended January 31, 2019 was primarily due to an $11.0 million decrease in requirements for other current liabilities due primarily to a decrease in margin deposits paid by us during the six months ended January 31, 2020 compared to the six months ended January 31, 2019, a $10.4 million decrease in requirements for accounts and notes receivable, partially due to decreases in the sales price per gallon of propane sold, a $9.3 million decrease in prepaid expenses and other current assets, as well as a $8.1 million decrease in requirements for inventory due to declining propane prices in the current period compared to the prior period.

The increase in cash flow from operations is primarily due to a $21.6 million increase in gross profit, partially offset by a net increase in "Operating expense – personnel, plant, vehicle and other", "General and administrative expense" and "Operating expense – equipment lease expense" of $5.0 million and a $4.5 million increase in "Interest expense," primarily due to increased borrowings on our Senior Secured Credit Facility.

The operating partnership

Net cash provided by operating activities was $16.0 million for the six months ended January 31, 2020, compared to net cash used in operating activities of $39.7 million for the six months ended January 31, 2019. This increase in cash provided by operating activities was primarily due to a $37.2 million decrease in working capital requirements, a $12.2 million increase in cash flow from operations and a $6.4 million inflow associated with other assets and other liabilities.

The decrease in working capital requirements for the six months ended January 31, 2020 compared to the six months ended January 31, 2019 was primarily due to an $11.0 million decrease in requirements for other current liabilities due primarily to a decrease in margin deposits paid by us during the six months ended January 31, 2020 compared to the six months ended January 31, 2019, a $10.4 million decrease in requirements for accounts and notes receivable, partially due to decreases in the sales price per gallon of propane sold, a $9.2 million decrease in prepaid expenses and other current assets, as well as an $8.1 million decrease in requirements for inventory due to declining propane prices in the current period compared to the prior period.

The increase in cash flow from operations is primarily due to a  $21.6 million increase in gross profit, partially offset by a net increase in "Operating expense – personnel, plant, vehicle and other", "General and administrative expense" and "Operating expense – equipment lease expense" of $4.9 million and a $4.2 million increase in "Interest expense," primarily due to increased borrowings on our Senior Secured Credit Facility.

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

Net cash used in investing activities was $48.5 million for the six months ended January 31, 2020, compared to net cash used in investing activities of $61.4 million for the six months ended January 31, 2019. This decrease in net cash used in investing activities is primarily due to a $24.9 million decrease in “Capital expenditures” and a $20.0 million increase in “Cash receipts in connection with leased vehicles”, partially offset by a $30.3 million increase in “Cash payments to construct assets in connection with future lease transactions” and a $1.3 million increase in "Business acquisitions, net of cash acquired".

The decrease in "Capital expenditures" is primarily due to a  decrease in maintenance capital expenditures, and to a lesser extent a decrease in growth capital expenditures, during the six months ended January 31, 2020. The decrease in maintenance capital expenditures is primarily related to the purchase of new propane delivery trucks funded through cash on hand during the six months ended January 31, 2019 compared to the six months ended January 31, 2020. The decrease in growth capital expenditures is primarily due to the construction of new Blue Rhino production plants in the first quarter of fiscal 2019. The decrease is also due to a drop in the number of Blue Rhino cylinders purchased, as well as a drop in the number of cylinders purchased for industrial and commercial forklift sales during the six months ended January 31, 2020 compared to the six months ended January 31, 2019. The decrease in these asset purchases is primarily a result of more efficient asset utilization.

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

Financing Activities

Ferrellgas Partners

Net cash provided by financing activities was $50.6 million for the six months ended January 31, 2020, compared to net cash provided by financing activities of $37.9 million for the six months ended January 31, 2019. This increase in cash flow provided by financing activities was primarily due to a $9.8 million reduction in distributions and a $6.8 million net increase in short-term borrowings, partially offset by a $3.7 million increase in cash paid for financing costs.

Senior secured credit facility

The Senior Secured Credit Facility consists of a $300.0 million revolving line of credit (the "Revolving Facility") as well as a $283.9 million term loan (the "Term Loan"), which mature on the earlier of (i) May 4, 2023 and (ii) the date that is 90 days prior to the earliest maturity date of any series of the operating partnership’s outstanding notes after giving effect to any extensions or refinancings thereof. As of this filing, the earliest maturity date of any series of the operating partnership’s outstanding notes is May 1, 2021. The Revolving Facility borrowings bear interest at the Prime Rate + 4.75% and Term Loan borrowings bear interest at LIBOR + 5.75%. The Revolving Facility, as amended, includes a $140.0 million sublimit for the issuance of letters of credit. Borrowings under the Senior Secured Credit Facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness and acquisitions, within certain limits.

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

On November 7, 2019, the operating partnership entered into a second amendment (the “Second Amendment”) to the financing agreement governing its Senior Secured Credit Facility.  Among other matters, the Second Amendment (i) increased from $125.0 million to $140.0 million the sub-limit for issuance of letters of credit that exists within the $300.0 million Revolving Facility; and (ii) modified a component of the fixed charge coverage ratio calculation to exclude payments related to the manufacture of vehicles used for propane delivery or related service up to specified amounts if operating lease commitments sufficient to cover such excluded amounts have been obtained and those payments are in fact reimbursed under such operating leases within nine months thereafter. In addition, the Second Amendment provided waivers for any event of default that has or would otherwise arise with respect to the delivery of an unqualified report of Grant Thornton LLP as to going concern with respect to the audited financial statements of Ferrellgas, L.P. and with respect to the timely delivery of financial information for fiscal 2019, thereby resolving the disagreement with the agent under the Senior Secured Credit Facility regarding alleged events of default described in the Annual Report on Form 10-K for fiscal 2019. As a result of the Second Amendment, the Term Loan was reclassified from current to long-term at October 31, 2019, consistent with its underlying maturity. Also, in connection with this event, in a non-cash transaction, the Term Loan portion of the Senior Secured Credit Facility was increased by $8.9 million. This transaction was classified as a capitalized financing cost.

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

As of January 31, 2020, the operating partnership had borrowings of $283.9 million under the Term Loan at an interest rate of 7.54%, which was classified as long-term debt, and $40.0 million under the Revolving Facility, at an interest rate of 7.54%. As of January 31, 2020, Ferrellgas had available borrowing capacity under the Revolving Facility of $139.1 million. As of July 31, 2019, the operating partnership had borrowings of $275.0 million under the Term Loan at an interest rate of 8.16%, which was then classified as current and $43.0 million under the Revolving Facility at a weighted average interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, Ferrellgas had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at January 31, 2020 totaled $120.9 million and were used to secure insurance arrangements, product purchases, and commodity hedges. At January 31, 2020, Ferrellgas had remaining available letter of credit capacity of $19.1 million.

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

Cash flows from our accounts receivable securitization facility decreased $23.0 million, as we received net funding of $59.0 million from this facility during the six months ended January 31, 2020 as compared to receiving net funding of $82.0 million from this facility during the six months ended January 31, 2019.

Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of January 31, 2020, we had received cash proceeds of $121.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of January 31, 2020, the weighted average interest rate was 4.6%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs.

On December 5, 2019, we entered into an eighth amendment to the accounts receivable securitization facility in order to align certain deliverables under the accounts receivable securitization facility with similar requirements under the financing agreement governing the Senior Secured Credit Facility.

Distributions

During the three months ended October 31, 2018, Ferrellgas Partners paid a per unit distribution on all common units of $0.10 in connection with the distributions declared for the three month period ended July 31, 2018. No distribution on common units was made for the three month periods ended October 31, 2018, January 31, 2019, April 30, 2019, July 31, 2019 and October 31, 2019, and no distribution will be made in March 2020 for the three months ended January 31, 2020.

Total distributions paid to common unitholders during fiscal 2019, including the related general partner distributions, was $9.8 million. As discussed above, no distribution on common units was made in December 2018, March 2019, June 2019, September 2019 or December 2019 or will be made in March 2020 for the three months ended January 31, 2020, and the general partner expects that Ferrellgas Partners will be prohibited from making common unit distributions for any future quarterly period unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions paid, as discussed below.

Cash distribution paid

The operating partnership paid cash distributions of $15.7 million and $25.6 million during the six months ended January 31, 2020 and 2019, respectively. The operating partnership does not intend to make any distributions related to the three month period ended January 31, 2020.

As described previously, Ferrellgas Partners’ unsecured notes due 2020 mature on June 15, 2020, and the outstanding principal amount of those notes is due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some remaining capacity to make distributions under the limited exception to the ratio requirement under the operating partnership’s indentures, this capacity, as well as limitations on distributions under our Senior Secured Credit Facility, will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 due at the maturity of those notes. Additionally, the restrictions in these debt agreements currently prevent the operating partnership from making distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $150.5 million for the six months ended January 31, 2020, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the six months ended January 31, 2020, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.1 million.

As discussed previously, Ferrellgas Partners continues to be not in compliance with the consolidated fixed charge coverage ratio under its note indenture, and thus remains unable to make restricted payments, including distributions to unitholders.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2020. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2020 and July 31, 2019, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $5.8 million and $8.0 million as of January 31, 2020 and July 31, 2019, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At January 31, 2020, we had a total of $444.8 million in variable rate Senior Secured Credit Facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a reduction to future earnings of $4.4 million for the twelve months ending January 31, 2020. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a‑15(e) or 15d‑15(e) under the Exchange Act, were effective as of January 31, 2020.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2020, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) or Rule 15d‑15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on August 1, 2019.  There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

ITEM 1A.   RISK FACTORS

There is a limited market for our common units and it may be difficult for you to obtain accurate quotations or sell your common units.

Our common units trade on the OTC Pink Market under the symbol “FGPR”. The OTC Pink Market is a quotation system, not a national securities exchange, and does not provide the same benefits to common unitholders that a national exchange provides. Holders of our common units may experience limited availability of market quotations, reduced liquidity for trading, and the reported bid and asked prices may bear little relationship to the price you pay if you buy common units or the price you receive if you sell common units. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future, and it could impair our ability to provide equity incentives to our employees. There can be no assurance that an active trading market for our common units will exist in the future or be sustained.

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

+10.1

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

10.2

Amended and Restated Receivable Sale Agreement dated as of January 19, 2012, between Ferrellgas, L.P. and Blue Rhino Global Sourcing, Inc., as originators, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed January 20, 2012; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

10.3

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

10.4

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

10.5

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

10.6

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

10.7

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

10.8

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

+ 10.9

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

10.10

Amendment No. 8 to Receivables Purchase Agreement, dated as of December 5, 2019, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Fifth Third Bank and PNC Bank, National Association, as co-agents and purchasers, and Wells Fargo Bank, N.A. as administrative agent. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed December 6, 2019.

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

# 10.15

Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10‑Q filed March 9, 2012; File No. 001‑11331; 000‑50182; 000‑50183 and 333‑06693.

# 10.16	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10‑K filed September 29, 2015.
10.17

First Amendment to Financing Agreement, dated as of June 6, 2019, by and among Ferrellgas, L.P., Ferrellgas, Inc., as the general partner of Ferrellgas, L.P., certain subsidiaries of Ferrellgas, L.P., as guarantors, the lenders party thereto, and TPG Specialty Lending, Inc., as collateral agent. Incorporated by reference to Exhibit 10.31to our Quarterly Report on Form 10-Q filed June 10, 2019.

10.18

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

#10.19

Form of Indemnification Agreement, dated as of November 19, 2019, by and between Ferrellgas Partners, LP and each director and executive officer of Ferrellgas, Inc., its general partner. Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed December 6, 2019.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 11, 2020	By	/s/ William E. Ruisinger
William E. Ruisinger

Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 11, 2020	By	/s/ William E. Ruisinger
William E. Ruisinger
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 11, 2020	By	/s/ William E. Ruisinger
William E. Ruisinger
Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 11, 2020	By	/s/ William E. Ruisinger
William E. Ruisinger
Chief Financial Officer and Sole Director