Form 10-Q
period 2020-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2020-06-04
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

At May 31, 2020, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	97,152,665	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

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

FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (including $141,318 and $0 of restricted cash at April 30, 2020 and July 31, 2019, respectively)	$318,847	$11,054
Accounts and notes receivable, net (including $134,443 and $106,145 of accounts receivable pledged as collateral at April 30, 2020 and July 31, 2019, respectively)	142,952	107,596
Inventories	65,209	80,454
Prepaid expenses and other current assets	47,223	42,275
Total current assets	574,231	241,379

Property, plant and equipment, net	596,978	596,723
Goodwill, net	247,195	247,195
Intangible assets (net of accumulated amortization of $421,040 and $414,210 at April 30, 2020 and July 31, 2019, respectively)	103,966	108,557
Operating lease right-of-use assets	110,497	—
Other assets, net	87,472	69,105
Total assets	$1,720,339	$1,262,959

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$37,025	$33,364
Short-term borrowings	—	43,000
Collateralized note payable	—	62,000
Current portion of long-term debt	359,050	631,756
Current operating lease liabilities	31,914	—
Other current liabilities	174,823	138,237
Total current liabilities	$602,812	$908,357

Long-term debt	2,146,044	1,457,004
Operating lease liabilities	76,133	—
Other liabilities	52,167	36,536
Contingencies and commitments (Note L)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at April 30, 2020 and July 31, 2019)	(1,057,859)	(1,046,245)
General partner unitholder (989,926 units outstanding at April 30, 2020 and July 31, 2019)	(70,593)	(70,476)
Accumulated other comprehensive loss	(20,580)	(14,512)
Total Ferrellgas Partners, L.P. partners' deficit	(1,149,032)	(1,131,233)
Noncontrolling interest	(7,785)	(7,705)
Total partners' deficit	(1,156,817)	(1,138,938)
Total liabilities and partners' deficit	$1,720,339	$1,262,959

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
Revenues:
Propane and other gas liquids sales	$391,745	$459,556	$1,150,377	$1,344,634
Other	20,385	20,069	65,800	60,677
Total revenues	412,130	479,625	1,216,177	1,405,311

Costs and expenses:
Cost of sales - propane and other gas liquids sales	176,265	250,389	548,136	766,056
Cost of sales - other	2,740	2,320	9,774	8,789
Operating expense - personnel, vehicle, plant and other	121,558	119,991	364,334	351,541
Operating expense - equipment lease expense	8,075	8,319	24,724	24,597
Depreciation and amortization expense	20,366	20,617	59,380	59,214
General and administrative expense	12,560	11,516	36,447	42,037
Non-cash employee stock ownership plan compensation charge	757	(4)	2,182	4,688
Loss on asset sales and disposals	1,859	1,683	6,242	8,403

Operating income	67,950	64,794	164,958	139,986

Interest expense	(45,703)	(44,162)	(138,948)	(132,931)
Loss on extinguishment of debt	(37,399)	—	(37,399)	—
Other income (expense), net	(158)	251	(214)	356

Earnings (loss) before income taxes	(15,310)	20,883	(11,603)	7,411

Income tax expense	161	123	794	284

Net earnings (loss)	(15,471)	20,760	(12,397)	7,127

Net earnings (loss) attributable to noncontrolling interest	(78)	299	133	337

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(15,393)	20,461	(12,530)	6,790

Less: General partner's interest in net earnings (loss)	(154)	205	(125)	68

Common unitholders' interest in net earnings (loss)	$(15,239)	$20,256	$(12,405)	$6,722

Basic and diluted net earnings (loss) per common unit	$(0.16)	$0.21	$(0.13)	$0.07

Cash distributions declared per common unit	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019

Net earnings (loss)	$(15,471)	$20,760	$(12,397)	$7,127
Other comprehensive income (loss):
Change in value of risk management derivatives	(11,501)	1,870	(36,340)	(27,364)
Reclassification of losses on derivatives to earnings, net	14,073	6,416	30,318	5,790
Pension liability adjustment	—	—	(109)	—
Other comprehensive income (loss)	2,572	8,286	(6,131)	(21,574)
Comprehensive income (loss)	(12,899)	29,046	(18,528)	(14,447)
Less: Comprehensive income attributable to noncontrolling interest	26	382	148	119
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$(12,925)	$28,664	$(18,676)	$(14,566)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	partner	Common	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2019	97,152.7	989.9	$(1,046,245)	$(70,476)	$(14,512)	$(1,131,233)	$(7,705)	$(1,138,938)
Contributions in connection with non-cash ESOP compensation charges	—	—	779	8	—	787	8	795
Distributions	—	—	—	—	—	—	(1)	(1)
Cumulative adjustment for lease accounting standard	—	—	(1,347)	(14)	—	(1,361)	(14)	(1,375)
Net loss	—	—	(44,891)	(453)	—	(45,344)	(373)	(45,717)
Other comprehensive loss	—	—	—	—	(6,086)	(6,086)	(62)	(6,148)
Balance at October 31, 2019	97,152.7	989.9	(1,091,704)	(70,935)	(20,598)	(1,183,237)	(8,147)	(1,191,384)
Contributions in connection with non-cash ESOP compensation charges	—	—	618	6	—	624	6	630
Distributions	—	—	—	—	—	—	(157)	(157)
Net earnings	—	—	47,725	482	—	48,207	584	48,791
Other comprehensive loss	—	—	—	—	(2,528)	(2,528)	(27)	(2,555)
Balance at January 31, 2020	97,152.7	989.9	(1,043,361)	(70,447)	(23,126)	(1,136,934)	(7,741)	(1,144,675)
Contributions in connection with non-cash ESOP compensation charges	—	—	741	8	—	749	8	757
Net loss	—	—	(15,239)	(154)	—	(15,393)	(78)	(15,471)
Other comprehensive income	—	—	—	—	2,546	2,546	26	2,572
Balance at April 30, 2020	97,152.7	989.9	$(1,057,859)	$(70,593)	$(20,580)	$(1,149,032)	$(7,785)	$(1,156,817)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	partner	Common	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2018	97,152.7	989.9	$(978,503)	$(69,792)	$20,510	$(1,027,785)	$(6,692)	$(1,034,477)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	2,693	27	—	2,720	28	2,748
Distributions	—	—	(9,716)	(98)	—	(9,814)	(101)	(9,915)
Net loss	—	—	(56,445)	(570)	—	(57,015)	(493)	(57,508)
Other comprehensive loss	—	—	—	—	(12,460)	(12,460)	(127)	(12,587)
Balance at October 31, 2018	97,152.7	989.9	(1,041,971)	(70,433)	8,050	(1,104,354)	(7,385)	(1,111,739)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	1,906	19	—	1,925	19	1,944
Distributions	—	—	—	—	—	—	(157)	(157)
Net earnings	—	—	42,911	433	—	43,344	531	43,875
Other comprehensive loss	—	—	—	—	(17,099)	(17,099)	(174)	(17,273)
Balance at January 31, 2019	97,152.7	989.9	(997,154)	(69,981)	(9,049)	(1,076,184)	(7,166)	(1,083,350)
Contributions in connection with non-cash ESOP compensation charges	—	—	(4)	—	—	(4)	—	(4)
Net earnings	—	—	20,256	205	—	20,461	299	20,760
Other comprehensive income	—	—	—	—	8,203	8,203	83	8,286
Balance at April 30, 2019	97,152.7	989.9	$(976,902)	$(69,776)	$(846)	$(1,047,524)	$(6,784)	$(1,054,308)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(12,397)	$7,127
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	59,380	59,214
Non-cash employee stock ownership plan compensation charge	2,182	4,688
Loss on asset sales and disposals	6,242	8,403
Loss on extinguishment of debt	19,883	—
Provision for doubtful accounts	1,586	1,938
Deferred income tax expense	554	143
Other	9,837	9,266
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(26,942)	(33,113)
Inventories	15,245	5,245
Prepaid expenses and other current assets	(6,634)	(5,584)
Accounts payable	4,236	(5,713)
Accrued interest expense	32,708	30,216
Other current liabilities	(7,949)	(13,506)
Other assets and liabilities	363	2,453
Net cash provided by operating activities	98,294	70,777

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	(11,351)
Capital expenditures	(57,251)	(94,660)
Proceeds from sale of assets	2,510	2,416
Cash payments to construct assets in connection with future lease transactions	(37,042)	—
Cash receipts in connection with leased vehicles	21,995	—
Net cash used in investing activities	(76,188)	(103,595)

Cash flows from financing activities:
Distributions	—	(9,814)
Proceeds from issuance of long-term debt	703,750	—
Reductions on long-term debt	(285,285)	(1,656)
Net reductions in short-term borrowings	(43,000)	(32,800)
Net additions to (reductions in) collateralized short-term borrowings	(62,000)	4,000
Cash paid for financing costs and other	(27,620)	(531)
Noncontrolling interest activity	(158)	(258)
Net cash provided by (used in) financing activities	285,687	(41,059)

Net change in cash and cash equivalents	307,793	(73,877)
Cash and cash equivalents - beginning of period	11,054	119,311
Cash, cash equivalents and restricted cash - end of period	$318,847	$45,434

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of April 30, 2020, Ferrell Companies, Inc., a Kansas corporation ("Ferrell Companies"), beneficially owns 22.8 million Ferrellgas Partners common units.

Ferrellgas, Inc., a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and one of three general partners of the operating partnership. Ferrellgas, Inc. has retained an approximate 1% general partner economic interest in Ferrellgas Partners and also holds an approximate 1% general partner economic interest in the operating partnership, representing an effective 2% general partner economic interest in Ferrellgas on a combined basis. As the sole general partner of Ferrellgas Partners, Ferrellgas, Inc. performs all management functions required by Ferrellgas Partners. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

On April 24, 2020, Ferrellgas Partners, the sole limited partner of the operating partnership, and Ferrellgas, Inc., the then-sole general partner of the operating partnership, amended and restated the partnership agreement of the operating partnership in order to, among other things, provide for the admission of two additional general partners. On April 27, 2020, Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, each a Delaware limited liability company and a wholly-owned subsidiary of Ferrell Companies, were formed and subsequently admitted as additional general partners of the operating partnership. As the general partners of the operating partnership, Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC each have an equal vote and all general partner matters of the operating partnership are determined by the vote or consent of a majority of such entities. The general partners perform all management functions required by the operating partnership.  The general partner interests held by Ferrellgas GP II, LLC and Ferrellgas GP III, LLC are strictly voting and non-economic.

The term “general partner” (i) with respect to Ferrellgas Partners refers to Ferrellgas, Inc. and (ii) with respect to the operating partnership refers to (a) Ferrellgas, Inc., in the case of any economic general partner interest and (b) Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, collectively, in the case of any voting general partner interest.

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

Due to seasonality, the results of operations for the nine months ended April 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2020 (“fiscal 2020”).

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas’ Annual Report on Form 10‑K for the fiscal year ended July 31, 2019 (“fiscal 2019”).

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

Ferrellgas elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of-use assets (“ROU assets”) or lease liabilities for those leases. Ferrellgas also elected the practical expedient to not separate lease and non-lease components for its most significant leasing activity, which includes vehicle and real estate leases.

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

FASB Accounting Standard Update No. 2017‑12

In August 2017, the FASB issued ASU 2017‑12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard became effective for Ferrellgas for its fiscal year beginning August 1, 2019, including interim periods within that reporting period. Ferrellgas applied ASU No. 2017-12 using a modified retrospective approach for cash flow hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. The adoption of this standard did not have a material impact on our consolidated financial statements.

C. Leases

Ferrellgas determines if an arrangement is a lease or contains a lease at inception. Ferrellgas leases certain transportation and computer equipment and real estate, predominantly through operating leases. Ferrellgas has an immaterial amount of leases in which it is the lessor. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. Ferrellgas determines the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease ROU assets, and current and long-term operating lease liabilities on Ferrellgas’ condensed consolidated balance sheet. Ferrellgas has an immaterial amount of finance leases that are included in “Other assets, net”, “Other current liabilities”, and “Other liabilities” on its condensed consolidated balance sheet.

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

The following table provides the operating and financing ROU assets and lease liabilities as of April 30, 2020:

Leases	Classification	April 30, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$110,497
Financing lease assets	Other assets, net	24,495
Total leased assets		$134,992

Liabilities
Current
Operating	Current operating lease liabilities	$31,914
Financing	Other current liabilities	4,574
Noncurrent
Operating	Operating lease liabilities	76,133
Financing	Other liabilities	20,250
Total leased liabilities		$132,871

The following table provides the lease expenses for the three and nine months ended April 30, 2020:

		For the three months ended April 30,	For the nine months ended April 30,
Leases expense	Classification	2020	2020

Operating lease expense	Operating expenses - personnel, vehicle, plant and other	$1,946	$5,351
	Operating expense - equipment lease expense	7,602	23,365
	Cost of sales - propane and other gas liquids sales	370	1,083
	General and administrative expense	528	1,491
Total operating lease expense		$10,446	$31,290

Short-term expense	Operating expenses - personnel, vehicle, plant and other	$1,512	$5,478
	General and administrative expense	123	374
Total short-term expense		$1,635	$5,852

Variable lease expense	Operating expenses - personnel, vehicle, plant and other	$751	$2,097
	Operating expense - equipment lease expense	473	1,359
Total variable lease expense		$1,224	$3,456

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	$754	$1,229
Interest on lease liabilities	Interest expense	183	543
Total finance lease expense		$937	$1,772

Total lease expense		$14,242	$42,370

Minimum annual payments under existing operating and finance lease liabilities as of April 30, 2020 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2020	$10,771	$1,445	$12,216
2021	36,228	6,492	42,720
2022	27,079	5,871	32,950
2023	20,987	4,503	25,490
2024	17,536	3,985	21,521
Thereafter	33,074	8,261	41,335
Total lease payments	$145,675	$30,557	$176,232
Less: Imputed interest	37,628	5,733	43,361
Present value of lease liabilities	$108,047	$24,824	$132,871

The following table represents the weighted-average remaining lease term and discount rate as of April 30, 2020:

	As of April 30, 2020
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.7	8.2%
Finance leases	5.8	7.6%

Cash flow information is presented below:

	For the three months ended April 30,	For the nine months ended April 30,
	2020	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$10,457	$32,104

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$183	$543
Financing cash flows	$650	$944

D.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2020	July 31, 2019
Propane gas and related products	$49,114	$66,001
Appliances, parts and supplies, and other	16,095	14,453
Inventories	$65,209	$80,454

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2020, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 1.9 million gallons of propane at fixed prices, net of contracts to take delivery.

Prepaid expenses and other current assets consist of the following:

	April 30, 2020	July 31, 2019
Broker margin deposit assets	$27,233	$25,028
Other	19,990	17,247
Prepaid expenses and other current assets	$47,223	$42,275

Other assets, net consist of the following:

	April 30, 2020	July 31, 2019
Notes receivable, less current portion	$8,760	$16,216
Other	78,712	52,889
Other assets, net	$87,472	$69,105

Other current liabilities consist of the following:

	April 30, 2020	July 31, 2019
Accrued interest	$53,192	$20,484
Customer deposits and advances	23,785	24,686
Accrued payroll	27,999	17,356
Accrued insurance	12,519	18,524
Price risk management liabilities	18,378	14,198
Other	38,950	42,989
Other current liabilities	$174,823	$138,237

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
Operating expense - personnel, vehicle, plant and other	$54,664	$54,753	$167,666	$162,474
Depreciation and amortization expense	2,007	1,934	5,883	4,396
Operating expense - equipment lease expense	8,308	7,784	23,934	23,172
	$64,979	$64,471	$197,483	$190,042

Cash and cash equivalents consist of the following:

	April 30, 2020	July 31, 2019
Cash and cash equivalents	$177,529	$11,054
Restricted cash (1)	141,318	—
Cash, cash equivalents and restricted cash	$318,847	$11,054

(1)

The $141.3 million of restricted cash includes $123.8 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.0 million of additional pledged collateral. For additional discussion see Note F – Debt.

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2020	2019
Cash paid for:
Interest	$96,418	$93,465
Income taxes	$50	$21
Non-cash investing and financing activities:
Liability incurred in connection with Term Loan amendment	$8,863	$—
Liabilities incurred in connection with acquisitions	$—	$1,174
Change in accruals for property, plant and equipment additions	$486	$1,202
Right-of-use assets arising from operating and finance lease liabilities	$42,042	$—

Currently Ferrellgas finances the production of delivery trucks and computer equipment, prior to leasing these items from third parties. The cash paid to finance this activity is reported in the statement of cash flows as “Cash payments to construct assets in connection with future lease transactions”. The cash received from lessors to purchase these items from Ferrellgas followed by entry into a lease transaction is reported in the statement of cash flows as “Cash receipts in connection with leased vehicles”.

E.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2020	July 31, 2019
Accounts receivable pledged as collateral	$134,443	$106,145
Accounts receivable not pledged as collateral (including other reserves)	564	1,218
Note receivable	10,461	2,660
Other	37	36
Less: Allowance for doubtful accounts	(2,553)	(2,463)
Accounts and notes receivable, net	$142,952	$107,596

At April 30, 2020,  $134.4 million of trade accounts receivable were pledged as collateral, but Ferrellgas had no outstanding collateralized notes payable due to a commercial paper conduit. At July 31, 2019, $106.1 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2020, Ferrellgas had received no cash proceeds from trade accounts receivables securitized, with $91.0 million remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2019, Ferrellgas had received cash proceeds of $62.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.5% as of July 31, 2019.

The agreement governing the accounts receivable securitization facility (the “Purchase Agreement”) requires the operating partnership to maintain a fixed charge coverage ratio of not less than 1.00x and a senior secured leverage ratio of not greater than 3.00x. The operating partnership was in compliance with these financial ratio requirements as of April 30, 2020. However, if at any time the operating partnership is not in compliance with these financial ratio requirements, Ferrellgas will be unable to access the facility for working capital or other cash requirements and the facility may be terminated. On April 10, 2020, the operating partnership entered into a ninth amendment to the Purchase Agreement, which amended and restated the amortization event related to the senior secured leverage ratio of the operating partnership and the definition of “Consolidated Total Secured Debt” in the Purchase Agreement to, among other matters, provide that obligations with respect to cash collateralized letters of credit are excluded from Consolidated Total Secured Debt and, therefore, from the calculation of the senior secured leverage ratio, beginning with the fiscal quarter ended January 31, 2020. The ninth amendment also amended the Purchase Agreement to (i) increase the interest rate applicable margin by 0.5% to 2.5% (or 4.5% while an amortization event under the Purchase Agreement exists) and (ii) increase the interest rate floors for the alternate base rate and LIBOR from 0.0% to 1.0%.  This facility matures in May 2021 and includes an option, at Ferrellgas’ request and consent, for the purchasers in their sole discretion to extend the facility for up to an additional three years.

F.    Debt

Short-term borrowings

Prior to April 30, 2020, Ferrellgas classified borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term because they were primarily used to fund working capital needs that management intended to pay down within the twelve month period following the balance sheet date. During the quarter ended April 30, 2020, Ferrellgas repaid all of the outstanding borrowings under its Senior Secured Credit Facility and terminated that facility, as discussed below. Accordingly, as of April 30, 2020, no amounts were classified as short-term borrowings. As of July 31, 2019, $43.0 million was classified as short-term borrowings. For further discussion see the “Senior secured notes due 2025 and senior secured credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	April 30, 2020	July 31, 2019
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $1,107 and $1,633 at April 30, 2020 and July 31, 2019, respectively (3)	476,107	476,633
Fixed rate, 8.625%, due 2020, net of unamortized discount of $0 and $1,319 at April 30, 2020 and July 31, 2019, respectively (4)	357,000	355,681

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,719 at April 30, 2020 (5)	703,719	—

Senior secured term loan
Variable interest rate, Term Loan (6)	—	275,000

Notes payable
9.5% and 10.7% weighted average interest rate at April 30, 2020 and July 31, 2019, respectively, due 2020 to 2029, net of unamortized discount of $483 and $711 at April 30, 2020 and July 31, 2019, respectively	4,552	5,962
Total debt, excluding unamortized debt issuance and other costs	2,541,378	2,113,276
Add: unamortized debt issuance and other costs	36,284	24,516
Less: current portion of long-term debt	359,050	631,756
Long-term debt	$2,146,044	$1,457,004

(1)

During November 2010, the operating partnership issued $500.0 million in aggregate principal amount of 6.50% senior notes due 2021. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021.

(2)

During June 2015, the operating partnership issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023. These notes are general unsecured senior obligations of the operating partnership and certain subsidiaries and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership and such subsidiaries, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of any subsidiary of the operating partnership that is not a guarantor of these notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2023. The operating partnership would incur prepayment penalties if it were to repay the notes prior to June 15, 2021.

(3)

During fiscal 2014, the operating partnership issued $475.0 million in aggregate principal amount of 6.75% senior notes due 2022,  $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. The outstanding principal amount is due on January 15, 2022.

(4)

During January 2017, Ferrellgas Partners issued $175.0 million in aggregate principal amount of additional 8.625% unsecured senior notes due 2020, issued at 96% of par. Ferrellgas Partners contributed the net proceeds from the offering of approximately $166.1 million to the operating partnership, which used such amounts to repay borrowings under its previous senior secured credit facility. During April 2010, Ferrellgas Partners issued $280.0 million of these notes. During March 2011, Ferrellgas Partners redeemed $98.0 million of these notes. These notes are general unsecured senior obligations of Ferrellgas Partners and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas Partners, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership and its subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2020.

(5)

During April 2020, the operating partnership issued $700.0 million in aggregate principal amount of 10.00% senior secured first lien notes due 2025,  $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. These notes are senior secured obligations of the operating partnership and the guarantors of such notes, including Ferrellgas Partners, the general partners of the operating partnership and certain subsidiaries of the operating partnership, and are (i) effectively senior to all existing senior unsecured indebtedness of the operating partnership and the guarantors, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas Receivables, LLC, a special purpose subsidiary that does not guarantee the notes. The senior notes bear interest from the date of issuance, payable semiannually in arrears on April 15 and October 15 of each year. The operating partnership would incur prepayment penalties if it were to repay the notes prior to April 15, 2024. The outstanding principal amount is due on April 15, 2025.

(6)

During April 2020, the operating partnership used a portion of the net proceeds from the offering of its senior secured first lien notes due 2025 to (i) repay all $283.9 million of outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a  $17.5 million prepayment premium, (ii) cash collateralize all of the letters of credit outstanding under its Senior Secured Credit Facility and (iii) make a cash deposit of $11.5 million with the administrative agent under its Senior Secured Credit Facility, after which the facility was terminated. This repayment also resulted in $19.9 million of non-cash write-offs of capitalized debt costs. The prepayment premium payments and the non-cash write-offs of capitalized debt costs are classified as loss on extinguishment of debt on the condensed consolidated statement of operations.

The scheduled principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2020	$357,425
2021	501,975
2022	476,315
2023	500,879
2024	209
Thereafter	700,232
Total	$2,537,035

Senior secured notes due 2025 and senior secured credit facility

On April 16, 2020, the operating partnership issued $700.0 million in aggregate principal amount of 10.00% senior secured first lien notes due 2025, as discussed above. Ferrellgas utilized a portion of the net proceeds of that offering to repay all $283.9 million of the outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a $17.5 million prepayment premium and terminated that facility. Additionally, Ferrellgas used a portion of the net proceeds from that offering to cash collateralize all of the letters of credit outstanding under the Senior Secured Credit Facility and to make a cash deposit of $11.5 million with the administrative agent under the  Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility.  To the extent the cash deposit is not used to pay any such contingent obligations, it will be returned to the operating partnership in certain circumstances. The operating partnership intends to use the remaining net proceeds for general corporate purposes.

As of April 30, 2020, as discussed above, the operating partnership had previously terminated its Senior Secured Credit Facility. As of July 31, 2019, the operating partnership had outstanding borrowings under its Senior Secured Credit Facility of $275.0 million under the term loan (the “Term Loan”) at an interest rate of 8.16%, which was then classified as current, and $43.0 million under the revolving line of credit (the “Revolving Facility”) at an interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, the operating partnership had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at April 30, 2020 and July 31, 2019 totaled $120.2 million and $101.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At April 30, 2020,  due to the termination of the Senior Secured Credit Facility, Ferrellgas did not have in place a credit facility providing for the issuance of letters of credit and had $123.8 million of restricted cash pledged as cash collateral for letters of credit outstanding. At July 31, 2019, Ferrellgas had remaining available letter of credit capacity under the Senior Secured Credit Facility of $23.1 million.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the indentures governing the outstanding notes of the operating partnership contain various covenants that limit Ferrellgas Partners’ ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are the restricted payments covenants discussed below.

Ferrellgas Partners, L.P., the master limited partnership

The indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units.

Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of April 30, 2020, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.35x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended April 30, 2020, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions, unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners. Under these covenants, in the indentures governing the operating partnership’s unsecured notes, subject to the limited exceptions described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of April 30, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.67x.

Under the covenants in the indentures governing the operating partnership’s unsecured notes, if the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may still make restricted payments in limited amounts determined under the indentures governing the operating partnership’s notes. The distributions made by the operating partnership on June 15, 2019 and December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 were made from capacity under the limited exception to the ratio requirement under the indentures governing the operating partnership’s unsecured notes.

The indenture governing the operating partnership’s senior secured first lien notes due 2025 contains a similar but, in some respects, a  different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, the operating partnership generally may not make a restricted payment unless the operating partnership’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether the operating partnership’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of April 30, 2020, the operating partnership’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when the operating partnership does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of the operating partnership’s unsecured notes indentures.

As described above, Ferrellgas Partners’ unsecured notes due 2020 mature on June 15, 2020, and the outstanding principal amount of those notes is due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some capacity to make distributions under the operating partnership’s unsecured and secured notes indentures, this capacity will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 due at the maturity of those notes. Additionally, the restrictions in these indentures currently limit the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction strategy

Ferrellgas continues to pursue a strategy to further reduce its debt and interest expense. Additional opportunities include the generation of additional cash flows through accretive acquisitions, continued restructuring or refinancing of existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas expects to maintain its debt and interest expense reduction strategy until its consolidated leverage ratio reaches a level that it deems appropriate for its business. During fiscal 2019, Ferrellgas engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist us in our ongoing process to address our upcoming debt maturities.

G.    Partners’ deficit

Ferrellgas Partners limited partner units, which are traded on the OTC Pink Market under the symbol “FGPR” as of April 30, 2020 and were listed on the New York Stock Exchange under the symbol “FGP,” as of July 31, 2019, were beneficially owned by the following:

	April 30, 2020	July 31, 2019
Public common unitholders (1)	69,612,939	69,612,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)

These common units are traded on the OTC Pink Market under the symbol “FGPR” as of April 30, 2020. As of July 31, 2019 these common units were listed on the New York Stock Exchange under the symbol “FGP”.

(2)

Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686  and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at April 30, 2020.

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

Ferrellgas Partners paid cash distributions as detailed in the table above. Ferrellgas Partners did not declare a cash distribution related to the nine months ended April 30, 2020. Ferrellgas has not paid any cash distributions to our unitholders since the distribution paid in the first quarter of fiscal 2019 for the three months ended July 31, 2018. As discussed in Note F – Debt, Ferrellgas Partners was not permitted, pursuant to the consolidated fixed charge coverage ratio under its note indenture, to make restricted payments, including distributions to unitholders.

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2020 and 2019.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow Ferrellgas, Inc. to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2020,  Ferrellgas, Inc. made non-cash contributions of $44 thousand to Ferrellgas to maintain its effective 2% general partner interest.

During the nine months ended April 30, 2019,  Ferrellgas, Inc. made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
Retail - Sales to End Users	$286,163	$350,151	$840,649	$983,742
Wholesale - Sales to Resellers	103,686	99,311	291,445	308,646
Other Gas Sales	1,896	10,094	18,283	52,246
Other	20,385	20,069	65,800	60,677
Propane and related equipment revenues	$412,130	$479,625	$1,216,177	$1,405,311

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

The following table presents Ferrellgas Partners’ receivables, contract assets, and contract liabilities:

	April 30, 2020	July 31, 2019
Accounts receivable	$129,704	$96,450
Contract assets	$15,801	$13,609
Contract liabilities
Deferred revenue (1)	$32,149	$31,974

(1)	Of the beginning balance of deferred revenue, $24.6 million was recognized as revenue during the nine months ended April 30, 2020.

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

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2020 and July 31, 2019:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$244	$—	$244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(21,022)	$—	$(21,022)

July 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,259	$—	$1,259
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,015)	$—	$(16,015)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the note receivable classified in "Other assets, net" on the condensed consolidated balance sheets is approximately $8.6 million, or $0.2 million less than its carrying amount as of April 30, 2020. The estimated fair value of the note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At April 30, 2020, the estimated fair value of Ferrellgas’ long-term debt instruments, including the current portion of the 8.625% unsecured senior notes due 2020, was $2,106.2 million. At July 31, 2019, the estimated fair value of Ferrellgas’ long-term debt instruments, including the current portion of the 8.625% unsecured senior notes due 2020 and the Term Loan, which was then classified as current, was $1,824.6 million. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2020 and 2019, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas’ condensed consolidated balance sheets as of April 30, 2020 and July 31, 2019:

	Final	April 30, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$244	Other current liabilities	$18,378
Commodity derivatives-propane		Other assets, net	—	Other liabilities	2,644
		Total	$244	Total	$21,022

	Final	July 31, 2019
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$910	Other current liabilities	$14,198
Commodity derivatives-propane		Other assets, net	349	Other liabilities	1,817
		Total	$1,259	Total	$16,015

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2020 and July 31, 2019, respectively:

	April 30, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$27,233	Other current liabilities	$3,279
	Other assets, net	3,591	Other liabilities	317
		$30,824		$3,596

	July 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$25,028	Other current liabilities	$1,217
	Other assets, net	2,969	Other liabilities	—
		$27,997		$1,217

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2020 and 2019 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2020
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(11,501)	Cost of product sold- propane and other gas liquids sales	$(14,073)	$—
	$(11,501)		$(14,073)	$—

	For the three months ended April 30, 2019
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$1,870	Cost of product sold- propane and other gas liquids sales	$(6,416)	$—
	$1,870		$(6,416)	$—

	For the nine months ended April 30, 2020
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(36,340)	Cost of sales-propane and other gas liquids sales	$(30,318)	$—
	$(36,340)		$(30,318)	$—

	For the nine months ended April 30, 2019
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(27,364)	Cost of sales-propane and other gas liquids sales	$(5,790)	$—
	$(27,364)		$(5,790)	$—

The changes in derivatives included in AOCI for the nine months ended April 30, 2020 and 2019 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2020	2019
Beginning balance	$(14,756)	$20,560
Change in value of risk management commodity derivatives	(36,340)	(27,364)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	30,318	5,790
Ending balance	$(20,778)	$(1,014)

Ferrellgas expects to reclassify net losses related to the risk management commodity derivatives of approximately $18.1 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the nine months ended April 30, 2020 and 2019, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2020, Ferrellgas had financial derivative contracts covering 2.6 million gallons of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. From time to time, Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2020, the maximum amount of loss due to credit risk that Ferrellgas would incur is zero, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2020.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
Operating expense	$67,241	$64,030	$203,796	$193,258

General and administrative expense	$7,705	$5,872	$21,668	$19,196

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

Ferrellgas and Bridger Logistics, LLC (“Bridger”), have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger. The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached fiduciary duties owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damages, if ultimately owed to Eddystone, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. On August 24, 2017, Ferrellgas filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, Ferrellgas entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. The lawsuit is in the discovery stage; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

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

There was no dilutive effect resulting from this method on basic and diluted net earnings (loss) per common unit for the three and nine months ended April 30, 2020 or 2019.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
	(in thousands, except per common unit amounts)
Common unitholders’ interest in net earnings (loss)	$(15,239)	$20,256	$(12,405)	$6,722
Weighted average common units outstanding (in thousands)	97,152.7	97,152.7	97,152.7	97,152.7
Basic and diluted net earnings (loss) per common unit	$(0.16)	$0.21	$(0.13)	$0.07

A.

N.    Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2020	July 31, 2019
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	—	1,858
Total assets	$1,000	$2,858

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	35,146	33,027
Accumulated deficit	(35,146)	(31,169)
Total stockholder’s equity	$1,000	$2,858

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
General and administrative expense	$3,087	$1,725	$3,977	$3,666

Net loss	$(3,087)	$(1,725)	$(3,977)	$(3,666)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,977)	$(3,666)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,858	1,850
Cash used in operating activities	(2,119)	(1,816)

Cash flows from financing activities:
Capital contribution	2,119	1,816
Cash provided by financing activities	2,119	1,816

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership. The Partnership has $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020 that are classified as current in its consolidated financial statements. Additionally, Ferrellgas, L.P. has $500.0 million in unsecured notes due May 1, 2021, which will be reclassified from long-term to current during the fourth quarter of the fiscal year ending July 31, 2020.  These obligations are only reported on the Partnership’s condensed consolidated balance sheet. The ability of the Partnership to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, the Finance Corp. believes there is substantial doubt about the entity’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with the Partnership’s ongoing process to address its upcoming debt maturities. The outcome of the Partnership’s debt reduction strategy continues to remain uncertain.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership. The Finance Corp. is liable as co-issuer and co-obligor for the $357.0 million aggregate principal amount of the Partnership’s unsecured senior notes due June 15, 2020, which obligation is not reported on the Finance Corp.’s consolidated balance sheet.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (including $141,318 and $0 of restricted cash at April 30, 2020 and July 31, 2019, respectively)	$318,837	$11,046
Accounts and notes receivable, net (including $134,443 and $106,145 of accounts receivable pledged as collateral at April 30, 2020 and July 31, 2019, respectively)	142,952	107,596
Inventories	65,209	80,454
Prepaid expenses and other current assets	47,175	42,157
Total current assets	574,173	241,253

Property, plant and equipment, net	596,978	596,723
Goodwill, net	247,195	247,195
Intangible assets (net of accumulated amortization of $421,040 and $414,210 at April 30, 2020 and July 31, 2019, respectively)	103,966	108,557
Operating lease right-of-use assets	110,497	—
Other assets, net	87,472	69,105
Total assets	$1,720,281	$1,262,833

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$37,025	$33,364
Short-term borrowings	—	43,000
Collateralized note payable	—	62,000
Current portion of long-term debt	2,050	277,029
Current operating lease liabilities	31,914	—
Other current liabilities	163,191	134,303
Total current liabilities	$234,180	$549,696

Long-term debt	2,146,044	1,457,004
Operating lease liabilities	76,133	—
Other liabilities	52,167	36,536
Contingencies and commitments (Note L)

Partners’ deficit:
Limited partner	(759,878)	(758,186)
General partner	(7,587)	(7,570)
Accumulated other comprehensive loss	(20,778)	(14,647)
Total partners’ deficit	(788,243)	(780,403)
Total liabilities and partners’ deficit	$1,720,281	$1,262,833

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019

Revenues:
Propane and other gas liquids sales	$391,745	$459,556	$1,150,377	$1,344,634
Other	20,385	20,069	65,800	60,677
Total revenues	412,130	479,625	1,216,177	1,405,311

Costs and expenses:
Cost of sales - propane and other gas liquids sales	176,265	250,389	548,136	766,056
Cost of sales - other	2,740	2,320	9,774	8,789
Operating expense - personnel, vehicle, plant and other	121,558	119,991	364,334	351,541
Operating expense - equipment lease expense	8,075	8,319	24,724	24,597
Depreciation and amortization expense	20,366	20,617	59,380	59,214
General and administrative expense	12,555	11,512	36,336	42,028
Non-cash employee stock ownership plan compensation charge	757	(4)	2,182	4,688
Loss on asset sales and disposals	1,859	1,683	6,242	8,403

Operating income	67,955	64,798	165,069	139,995

Interest expense	(38,006)	(35,395)	(113,573)	(106,740)
Loss on extinguishment of debt	(37,399)	—	(37,399)	—
Other income (expense), net	(158)	251	(214)	356

Earnings (loss) before income taxes	(7,608)	29,654	13,883	33,611

Income tax expense	112	100	745	254

Net earnings (loss)	$(7,720)	$29,554	$13,138	$33,357

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019

Net earnings (loss)	$(7,720)	$29,554	$13,138	$33,357
Other comprehensive income (loss):
Change in value of risk management derivatives	(11,501)	1,870	(36,340)	(27,364)
Reclassification of losses on derivatives to earnings, net	14,073	6,416	30,318	5,790
Pension liability adjustment	—	—	(109)	—
Other comprehensive income (loss)	2,572	8,286	(6,131)	(21,574)
Comprehensive income (loss)	$(5,148)	$37,840	$7,007	$11,783

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	loss	deficit
Balance at July 31, 2019	$(758,186)	$(7,570)	$(14,647)	$(780,403)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	787	8	—	795
Cumulative adjustment for lease accounting standard	(1,361)	(14)	—	(1,375)
Distributions	(100)	(1)	—	(101)
Net loss	(36,525)	(373)	—	(36,898)
Other comprehensive loss	—	—	(6,148)	(6,148)
Balance at October 31, 2019	(795,385)	(7,950)	(20,795)	(824,130)
Contributions in connection with non-cash ESOP compensation charges	624	6	—	630
Distributions	(15,396)	(157)	—	(15,553)
Net earnings	57,172	584	—	57,756
Other comprehensive loss	—	—	(2,555)	(2,555)
Balance at January 31, 2020	(752,985)	(7,517)	(23,350)	(783,852)
Contributions in connection with non-cash ESOP compensation charges	749	8	—	757
Net loss	(7,642)	(78)	—	(7,720)
Other comprehensive income	—	—	2,572	2,572
Balance at April 30, 2020	$(759,878)	$(7,587)	$(20,778)	$(788,243)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2018	$(693,896)	$(6,915)	$20,733	$(680,078)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	2,720	28	—	2,748
Distributions	(9,914)	(101)	—	(10,015)
Net loss	(48,321)	(493)	—	(48,814)
Other comprehensive loss	—	—	(12,587)	(12,587)
Balance at October 31, 2018	(749,411)	(7,481)	8,146	(748,746)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	1,925	19	—	1,944
Distributions	(15,396)	(157)	—	(15,553)
Net earnings	52,086	531	—	52,617
Other comprehensive loss	—	—	(17,273)	(17,273)
Balance at January 31, 2019	(710,796)	(7,088)	(9,127)	(727,011)
Contributions in connection with non-cash ESOP compensation charges	(4)	—	—	(4)
Net earnings	29,255	299	—	29,554
Other comprehensive income	—	—	8,286	8,286
Balance at April 30, 2019	$(681,545)	$(6,789)	$(841)	$(689,175)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$13,138	$33,357
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	59,380	59,214
Non-cash employee stock ownership plan compensation charge	2,182	4,688
Loss on asset sales and disposals	6,242	8,403
Loss on extinguishment of debt	19,883	—
Provision for doubtful accounts	1,586	1,938
Deferred income tax expense	554	143
Other	7,555	6,135
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(26,942)	(33,113)
Inventories	15,245	5,245
Prepaid expenses and other current assets	(6,704)	(5,555)
Accounts payable	4,236	(5,713)
Accrued interest expense	25,010	22,518
Other current liabilities	(7,949)	(13,506)
Other assets and liabilities	363	2,453
Net cash provided by operating activities	113,779	86,207

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	(11,351)
Capital expenditures	(57,251)	(94,660)
Proceeds from sale of assets	2,510	2,416
Cash payments to construct assets in connection with future lease transactions	(37,042)	—
Cash receipts in connection with leased vehicles	21,995	—
Net cash used in investing activities	(76,188)	(103,595)

Cash flows from financing activities:
Distributions	(15,654)	(25,568)
Proceeds from issuance of long-term debt	703,750	—
Payments on long-term debt	(285,285)	(1,656)
Net reductions in short-term borrowings	(43,000)	(32,800)
Net additions to (reductions in) collateralized short-term borrowings	(62,000)	4,000
Cash paid for financing costs and other	(27,611)	(531)
Net cash provided by (used in) financing activities	270,200	(56,555)

Net change in cash and cash equivalents	307,791	(73,943)
Cash and cash equivalents - beginning of period	11,046	119,308
Cash, cash equivalents and restricted cash - end of period	$318,837	$45,365

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas, L.P. is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P. Ferrellgas, Inc., a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, Inc., a Kansas corporation (“Ferrell Companies”), is the sole general partner of Ferrellgas Partners and one of three general partners of Ferrellgas, L.P. Ferrellgas, Inc. has retained an approximate 1% general partner economic interest in Ferrellgas Partners and also holds an approximate 1% general partner economic interest in Ferrellgas, L.P., representing an effective 2% general partner economic interest in Ferrellgas, L.P. on a combined basis.

As the sole general partner of Ferrellgas Partners, Ferrellgas, Inc. performs all management functions required by Ferrellgas Partners.  Ferrellgas Partners and Ferrellgas, L.P., collectively referred to as “Ferrellgas,” are governed by their respective partnership agreements. These agreements contain specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts. On April 24, 2020, Ferrellgas Partners, the sole limited partner of Ferrellgas, L.P., and Ferrellgas, Inc., the then-sole general partner of the Ferrellgas, L.P., amended and restated the partnership agreement of Ferrellgas, L.P. in order to, among other things, provide for the admission of two additional general partners. On April 27, 2020, Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, each a Delaware limited liability company and a wholly-owned subsidiary of Ferrell Companies, were formed and subsequently admitted as additional general partners of Ferrellgas, L.P. As the general partners of Ferrellgas, L.P., Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC each have an equal vote and all general partner matters of Ferrellgas, L.P. are determined by the vote or consent of a majority of such entities. The general partners perform all management functions required by Ferrellgas, L.P. The general partner interests held by Ferrellgas GP II, LLC and Ferrellgas GP III, LLC are strictly voting and non-economic. Unless contractually provided for, creditors of Ferrellgas, L.P. have no recourse with regards to Ferrellgas Partners.

The term “general partner” (i) with respect to Ferrellgas Partners refers to Ferrellgas, Inc. and (ii) with respect to Ferrellgas, L.P. refers to (a) Ferrellgas, Inc., in the case of any economic general partner interest and (b) Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, collectively, in the case of any voting general partner interest.

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

Due to seasonality, the results of operations for the nine months ended April 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2020 (“fiscal 2020”).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020 that are classified as current in its condensed consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is directly impacted by the cash flows of Ferrellgas, L.P. The ability of Ferrellgas Partners to restructure or refinance these notes is uncertain considering the level of other outstanding indebtedness. Additionally, Ferrellgas, L.P. has $500.0 million in unsecured notes due May 1, 2021, which will be reclassified from long-term to current during the fourth quarter of fiscal 2020.  Given these concerns, Ferrellgas, L.P., believes there is substantial doubt about the entity’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with its ongoing process to address its upcoming debt maturities. The outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note F – Debt below for further discussion of the outstanding debt.

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

Ferrellgas, L.P. elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of-use assets (“ROU assets”) or lease liabilities for those leases. Ferrellgas, L.P. also elected the practical expedient to not separate lease and non-lease components for its most significant leasing activity, which includes vehicle and real estate leases.

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

FASB Accounting Standard Update No. 2017‑12

In August 2017, the FASB issued ASU 2017‑12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard became effective for Ferrellgas, L.P. for its fiscal year beginning August 1, 2019, including interim periods within that reporting period. Ferrellgas, L.P. applied ASU No. 2017-12 using a modified retrospective approach for cash flow hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. The adoption of this standard did not have a material impact on our consolidated financial statements.

.

C. Leases

Ferrellgas, L.P. determines if an arrangement is a lease or contains a lease at inception. Ferrellgas, L.P. leases certain transportation and computer equipment and real estate, predominantly through operating leases. Ferrellgas, L.P. has an immaterial amount of leases in which it is the lessor. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. Ferrellgas, L.P. determines the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease ROU assets, and current and long-term operating lease liabilities on Ferrellgas, L.P.’s condensed consolidated balance sheet. Ferrellgas, L.P. has an immaterial amount of finance leases that are included in “Other assets, net”, “Other current liabilities”, and “Other liabilities” on its condensed consolidated balance sheet.

ROU assets represent Ferrellgas, L.P.’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of Ferrellgas, L.P.’s leases do not provide an implicit discount rate, Ferrellgas, L.P. uses its incremental borrowing rate adjusted for the lease term to represent the rate it would have to pay to borrow on a collateralized basis based on the information available at the commencement date in determining the present value of lease payments. Ferrellgas, L.P.’s lease terms may include options to extend or terminate the lease and it will adjust the life of the lease when it is reasonably certain that it will exercise these options.

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

The following table provides the operating and financing ROU assets and lease liabilities as of April 30, 2020:

Leases	Classification	April 30, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$110,497
Financing lease assets	Other assets, net	24,495
Total leased assets		$134,992

Liabilities
Current
Operating	Current operating lease liabilities	$31,914
Financing	Other current liabilities	4,574
Noncurrent
Operating	Operating lease liabilities	76,133
Financing	Other liabilities	20,250
Total leased liabilities		$132,871

The following table provides the lease expenses for the three and nine months ended April 30, 2020:

		For the three months ended April 30,	For the nine months ended April 30,
Leases expense	Classification	2020	2020

Operating lease expense	Operating expenses - personnel, vehicle, plant and other	$1,946	$5,351
	Operating expense - equipment lease expense	7,602	23,365
	Cost of sales - propane and other gas liquids sales	370	1,083
	General and administrative expense	528	1,491
Total operating lease expense		$10,446	$31,290

Short-term expense	Operating expenses - personnel, vehicle, plant and other	$1,512	$5,478
	General and administrative expense	123	374
Total short-term expense		$1,635	$5,852

Variable lease expense	Operating expenses - personnel, vehicle, plant and other	$751	$2,097
	Operating expense - equipment lease expense	473	1,359
Total variable lease expense		$1,224	$3,456

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	$754	$1,229
Interest on lease liabilities	Interest expense	183	543
Total finance lease expense		$937	$1,772

Total lease expense		$14,242	$42,370

Minimum annual payments under existing operating and finance lease liabilities as of April 30, 2020 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2020	$10,771	$1,445	$12,216
2021	36,228	6,492	42,720
2022	27,079	5,871	32,950
2023	20,987	4,503	25,490
2024	17,536	3,985	21,521
Thereafter	33,074	8,261	41,335
Total lease payments	$145,675	$30,557	$176,232
Less: Imputed interest	37,628	5,733	43,361
Present value of lease liabilities	$108,047	$24,824	$132,871

The following table represents the weighted-average remaining lease term and discount rate as of April 30, 2020:

	As of April 30, 2020
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.7	8.2%
Finance leases	5.8	7.6%

Cash flow information is presented below:

	For the three months ended April 30,	For the nine months ended April 30,
	2020	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$10,457	$32,104

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$183	$543
Financing cash flows	$650	$944

D.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2020	July 31, 2019
Propane gas and related products	$49,114	$66,001
Appliances, parts and supplies, and other	16,095	14,453
Inventories	$65,209	$80,454

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2020, Ferrellgas, L.P. had committed, for supply procurement purposes, to deliver approximately 1.9 million gallons of propane at fixed prices, net of contracts to take delivery.

Prepaid expenses and other current assets consist of the following:

	April 30, 2020	July 31, 2019
Broker margin deposit assets	$27,233	$25,028
Other	19,942	17,129
Prepaid expenses and other current assets	$47,175	$42,157

Other assets, net consist of the following:

	April 30, 2020	July 31, 2019
Notes receivable, less current portion	$8,760	$16,216
Other	78,712	52,889
Other assets, net	$87,472	$69,105

Other current liabilities consist of the following:

	April 30, 2020	July 31, 2019
Accrued interest	$41,560	$16,550
Customer deposits and advances	23,785	24,686
Accrued payroll	27,999	17,356
Accrued insurance	12,519	18,524
Price risk management liabilities	18,378	14,198
Other	38,950	42,989
Other current liabilities	$163,191	$134,303

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
Operating expense - personnel, vehicle, plant and other	$54,664	$54,753	$167,666	$162,474
Depreciation and amortization expense	2,007	1,934	5,883	4,396
Operating expense - equipment lease expense	8,308	7,784	23,934	23,172
	$64,979	$64,471	$197,483	$190,042

Cash and cash equivalents consist of the following:

	April 30, 2020	July 31, 2019
Cash and cash equivalents	$177,519	$11,046
Restricted cash (1)	141,318	—
Cash, cash equivalents and restricted cash	$318,837	$11,046

(1)

The $141.3 million of restricted cash includes $123.8 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.0 million of additional pledged collateral. For additional discussion see Note F – Debt.

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2020	2019
Cash paid for:
Interest	$81,023	$78,069
Income taxes	$1	$(9)
Non-cash investing and financing activities:
Liability incurred in connection with Term Loan amendment	$8,863	$—
Liabilities incurred in connection with acquisitions	$—	$1,174
Change in accruals for property, plant and equipment additions	$486	$1,202
Right-of-use assets arising from operating and finance lease liabilities	$42,042	$—

Currently Ferrellgas, L.P. finances the production of delivery trucks and computer equipment, prior to leasing these items from third parties. The cash paid to finance this activity is reported in the statement of cash flows as “Cash payments to construct assets in connection with future lease transactions”. The cash received from lessors to purchase these items from Ferrellgas, L.P. followed by entry into a lease transaction is reported in the statement of cash flows as “Cash receipts in connection with leased vehicles”.

E.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2020	July 31, 2019
Accounts receivable pledged as collateral	$134,443	$106,145
Accounts receivable not pledged as collateral (including other reserves)	564	1,218
Note receivable	10,461	2,660
Other	37	36
Less: Allowance for doubtful accounts	(2,553)	(2,463)
Accounts and notes receivable, net	$142,952	$107,596

At April 30, 2020,  $134.4 million of trade accounts receivable were pledged as collateral, but Ferrellgas, L.P. had no outstanding collateralized notes payable due to a commercial paper conduit. At July 31, 2019, $106.1 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2020, Ferrellgas, L.P. had received no cash proceeds from trade accounts receivables securitized, with $91.0 million remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2019, Ferrellgas, L.P. had received cash proceeds of $62.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.5% as of July 31, 2019.

The agreement governing the accounts receivable securitization facility (the “Purchase Agreement”) requires Ferrellgas, L.P. to maintain a fixed charge coverage ratio of not less than 1.00x and a senior secured leverage ratio of not greater than 3.00x. Ferrellgas, L.P. was in compliance with these financial ratio requirements as of April 30, 2020. However, if at any time Ferrellgas, L.P. is not in compliance with these financial ratio requirements, Ferrellgas, L.P. will be unable to access the facility for working capital or other cash requirements and the facility may be terminated. On April 10, 2020, Ferrellgas, L.P. entered into a ninth amendment to the Purchase Agreement, which amended and restated the amortization event related to the senior secured leverage ratio of Ferrellgas, L.P. and the definition of “Consolidated Total Secured Debt” in the Purchase Agreement to, among other matters, provide that obligations with respect to cash collateralized letters of credit are excluded from Consolidated Total Secured Debt and, therefore, from the calculation of the senior secured leverage ratio, beginning with the fiscal quarter ended January 31, 2020. The ninth amendment also amended the Purchase Agreement to (i) increase the interest rate applicable margin by 0.5% to 2.5% (or 4.5% while an amortization event under the Purchase Agreement exists) and (ii) increase the interest rate floors for the alternate base rate and LIBOR from 0.0% to 1.0%.  This facility matures in May 2021 and includes an option, at Ferrellgas, L.P.’s request and consent, for the purchasers in their sole discretion to extend the facility for up to an additional three years.

F.    Debt

Short-term borrowings

Prior to April 30, 2020, Ferrellgas, L.P. classified borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term because they were primarily used to fund working capital needs that management intended to pay down within the twelve month period following the balance sheet date. During the quarter ended April 30, 2020, Ferrellgas repaid all of the outstanding borrowings under its Senior Secured Credit Facility and terminated that facility, as discussed below. Accordingly, as of April 30, 2020, no amounts were classified as short-term borrowings. As of July 31, 2019, $43.0 million was classified as short-term borrowings. For further discussion see the “Senior secured notes due 2025 and senior secured credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	April 30, 2020	July 31, 2019
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $1,107 and $1,633 at April 30, 2020 and July 31, 2019, respectively (3)	476,107	476,633

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,719 at April 30, 2020 (4)	703,719	—

Senior secured term loan
Variable interest rate, Term Loan (5)	—	275,000

Notes payable
9.5% and 10.7% weighted average interest rate at April 30, 2020 and July 31, 2019, respectively, due 2020 to 2029, net of unamortized discount of $483 and $711 at April 30, 2020 and July 31, 2019, respectively	4,552	5,962
Total debt, excluding unamortized debt issuance and other costs	2,184,378	1,757,595
Add: unamortized debt issuance and other costs	36,284	23,562
Less: current portion of long-term debt	2,050	277,029
Long-term debt	$2,146,044	$1,457,004

(1)

During November 2010, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of 6.50% senior notes due 2021.These notes are general unsecured senior obligations of Ferrellgas, L.P. and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the Ferrellgas, L.P.’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021.

(2)

During June 2015, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of 6.75% senior notes due 2023. These notes are general unsecured senior obligations of Ferrellgas, L.P. and certain subsidiaries and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P. and such subsidiaries, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of any subsidiary of Ferrellgas, L.P. that is not a guarantor of these notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2023. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to June 15, 2021.

(3)

During fiscal 2014, Ferrellgas, L.P. issued $475.0 million in aggregate principal amount of 6.75% senior notes due 2022,  $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. These notes are general unsecured senior obligations of Ferrellgas, L.P. and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas, L.P.’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. The outstanding principal amount is due on January 15, 2022.

(4)

During April 2020, Ferrellgas, L.P. issued $700.0 million in aggregate principal amount of 10.00% senior secured first lien notes due 2025,  $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. These notes are senior secured obligations of Ferrellgas, L.P. and the guarantors of such notes, including Ferrellgas Partners, the general partners of Ferrellgas, L.P. and certain subsidiaries, and are (i) effectively senior to all existing senior unsecured indebtedness of Ferrellgas, L.P. and the guarantors, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas Receivables, LLC, a special purpose subsidiary that does not guarantee the notes. The senior notes bear interest from the date of issuance, payable semiannually in arrears on April 15 and October 15 of each year. The operating partnership would incur prepayment penalties if it were to repay the notes prior to April 15, 2024. The outstanding principal amount is due on April 15, 2025.

(5)

During April 2020, Ferrellgas, L.P. used a portion of the net proceeds from the offering of its senior secured first lien notes due 2025 to (i) repay all $283.9 million of outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a $17.5 million prepayment premium, (ii) cash collateralize all of the letters of credit outstanding under its Senior Secured Credit Facility and (iii) make a cash deposit of $11.5 million with the administrative agent under its Senior Secured Credit Facility, after which the facility was terminated. This repayment also resulted in $19.9 million of non-cash write-offs of capitalized debt costs. The prepayment premium payments and the non-cash write-offs of capitalized debt costs are classified as loss on extinguishment of debt on the condensed consolidated statement of operations.

The scheduled principal payments on long-term debt are as follows:

Payment due by fiscal year	Scheduled principal payments
2020	$425
2021	501,975
2022	476,315
2023	500,879
2024	209
Thereafter	700,232
Total	$2,180,035

Senior secured notes due 2025 and senior secured credit facility

On April 16, 2020, Ferrellgas, L.P. issued $700.0 million in aggregate principal amount of 10.00% senior secured first lien notes due 2025, as discussed above. Ferrellgas, L.P. utilized a portion of the net proceeds of that offering to repay all $283.9 million of the outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a $17.5 million prepayment premium and terminated that facility. Additionally, Ferrellgas, L.P. used a portion of the net proceeds from that offering to cash collateralize all of the letters of credit outstanding under the Senior Secured Credit Facility and to make a cash deposit of $11.5 million with the administrative agent under the Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility.  To the extent the cash deposit is not used to pay any such contingent obligations, it will be returned to Ferrellgas, L.P. in certain circumstances. Ferrellgas, L.P. intends to use the remaining net proceeds for general corporate purposes.

As of April 30, 2020, as discussed above, Ferrellgas, L.P. had previously terminated its Senior Secured Credit Facility. As of July 31, 2019, Ferrellgas, L.P. had outstanding borrowings under its Senior Secured Credit Facility of $275.0 million under the term loan (the “Term Loan”) at an interest rate of 8.16%, which was then classified as current, and $43.0 million under the revolving line of credit (the “Revolving Facility”) at an interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, Ferrellgas, L.P. had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at April 30, 2020 and July 31, 2019 totaled $120.2 million and $101.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At April 30, 2020, due to the termination of the Senior Secured Credit Facility Ferrellgas, L.P. did not have in place a credit facility providing for the issuance of letters of credit and had $123.8 million of restricted cash pledged as cash collateral for letters of credit outstanding. At July 31, 2019, Ferrellgas, L.P. had remaining available letter of credit capacity under the Senior Secured Credit Facility of $23.1 million.

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the indentures governing the outstanding notes of  Ferrellgas, L.P. contain various covenants that limit Ferrellgas Partners’ ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are the restricted payments covenants discussed below.

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of Ferrellgas, L.P. contain covenants that restrict the ability of Ferrellgas, L.P. to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants in the indentures governing Ferrellgas, L.P.’s unsecured notes, subject to the limited exceptions described below, Ferrellgas, L.P. may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x , on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of April 30, 2020, Ferrellgas, L.P.’s consolidated fixed charge coverage ratio was 1.67x.

Under the covenants in the indentures governing Ferrellgas, L.P.’s unsecured notes, if the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas, L.P. may still make restricted payments in limited amounts determined under the indentures governing Ferrellgas, L.P.’s notes. The distributions made by Ferrellgas, L.P. on June 15, 2019 and December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 were made from capacity under the limited exception to the ratio requirement under the indentures governing Ferrellgas, L.P.’s unsecured notes.

The indenture governing Ferrellgas, L.P.’s senior secured first lien notes due 2025 contains a similar but, in some respects,  a different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, Ferrellgas, L.P. generally may not make a restricted payment unless Ferrellgas, L.P.’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether Ferrellgas, L.P.’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of April 30, 2020, Ferrellgas, L.P.’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when Ferrellgas, L.P. does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of Ferrellgas, L.P.’s unsecured notes indentures.

As described above, Ferrellgas Partners’ unsecured notes due 2020 mature on June 15, 2020, and the outstanding principal amount of those notes is due to be paid on that date, together with accrued interest to the maturity date. Although Ferrellgas, L.P. has some capacity to make distributions under Ferrellgas, L.P.’s unsecured and secured notes indentures, this capacity will not allow Ferrellgas, L.P. to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 due at the maturity of those notes. Additionally, the restrictions in these indentures currently limit the ability of Ferrellgas, L.P.  to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction strategy

Ferrellgas, L.P. continues to pursue a strategy to further reduce its debt and interest expense. Additional opportunities include the generation of additional cash flows through accretive acquisitions, continued restructuring or refinancing of existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas, L.P. expects to maintain its debt and interest expense reduction strategy until the consolidated leverage ratio reaches a level that it deems appropriate for its business. During fiscal 2019, Ferrellgas, L.P. engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with its ongoing process to address its upcoming debt maturities.

G.    Partners’ deficit

Partnership distributions

Ferrellgas, L.P. has recognized the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
Ferrellgas Partners	$—	$—	$15,496	$25,310
General partner	—	—	158	258
	—	—	$15,654	$25,568

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2020 and 2019.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows Ferrellgas, Inc. to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2020,  Ferrellgas, Inc. made non-cash contributions of $22 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the nine months ended April 30, 2019,  Ferrellgas, Inc. made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
Retail - Sales to End Users	$286,163	$350,151	$840,649	$983,742
Wholesale - Sales to Resellers	103,686	99,311	291,445	308,646
Other Gas Sales	1,896	10,094	18,283	52,246
Other	20,385	20,069	65,800	60,677
Propane and related equipment revenues	$412,130	$479,625	$1,216,177	$1,405,311

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

The following table presents Ferrellgas, L.P.’s receivables, contract assets, and contract liabilities:

	April 30, 2020	July 31, 2019
Accounts receivable	$129,704	$96,450
Contract assets	$15,801	$13,609
Contract liabilities
Deferred revenue (1)	$32,149	$31,974

(1)	Of the beginning balance of deferred revenue, $24.6 million was recognized as revenue during the nine months ended April 30, 2020.

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

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2020 and July 31, 2019:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$244	$—	$244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(21,022)	$—	$(21,022)

July 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,259	$—	$1,259
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,015)	$—	$(16,015)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of the note receivable classified in "Other assets, net" on the condensed consolidated balance sheets is approximately $8.6 million, or $0.2 million less than its carrying amount as of April 30, 2020. The estimated fair value of the note receivable was calculated using a discounted cash flow method which relied on significant unobservable inputs. At April 30, 2020, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,946.0 million. At July 31, 2019, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments, including the Term Loan which was then classified as current, was $1,562.2 million. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2020 and 2019, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives in Ferrellgas, L.P.’s condensed consolidated balance sheets as of April 30, 2020 and July 31, 2019:

	Final	April 30, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$244	Other current liabilities	$18,378
Commodity derivatives-propane		Other assets, net	—	Other liabilities	2,644
		Total	$244	Total	$21,022

	Final	July 31, 2019
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$910	Other current liabilities	$14,198
Commodity derivatives-propane		Other assets, net	349	Other liabilities	1,817
		Total	$1,259	Total	$16,015

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2020 and July 31, 2019, respectively:

	April 30, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$27,233	Other current liabilities	$3,279
	Other assets, net	3,591	Other liabilities	317
		$30,824		$3,596

	July 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$25,028	Other current liabilities	$1,217
	Other assets, net	2,969	Other liabilities	—
		$27,997		$1,217

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2020 and 2019 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(11,501)	Cost of product sold- propane and other gas liquids sales	$(14,073)	$—
	$(11,501)		$(14,073)	$—

	For the three months ended April 30, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$1,870	Cost of product sold- propane and other gas liquids sales	$(6,416)	$—
	$1,870		$(6,416)	$—

	For the nine months ended April 30, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(36,340)	Cost of sales-propane and other gas liquids sales	$(30,318)	$—
	$(36,340)		$(30,318)	$—

	For the nine months ended April 30, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(27,364)	Cost of sales-propane and other gas liquids sales	$(5,790)	$—
	$(27,364)		$(5,790)	$—

The changes in derivatives included in AOCI for the nine months ended April 30, 2020 and 2019 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2020	2019
Beginning balance	$(14,756)	$20,560
Change in value of risk management commodity derivatives	(36,340)	(27,364)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	30,318	5,790
Ending balance	$(20,778)	$(1,014)

Ferrellgas, L.P. expects to reclassify net losses related to the risk management commodity derivatives of approximately $18.1 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the nine months ended April 30, 2020 and 2019, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2020, Ferrellgas, L.P. had financial derivative contracts covering 2.6 million gallons of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. From time to time, Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2020, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur is zero, which is based upon the gross fair values of the derivative financial instruments.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2020.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
Operating expense	$67,241	$64,030	$203,796	$193,258

General and administrative expense	$7,705	$5,872	$21,668	$19,196

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

Ferrellgas, L.P. and Bridger Logistics, LLC (“Bridger”), have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger.  The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached fiduciary duties owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, Ferrellgas believes that the amount of such damages, if ultimately owed to Eddystone, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim. On August 24, 2017, Ferrellgas filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, Ferrellgas entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. The lawsuit is in the discovery stage; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of April 30, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$318,836	$1	$—	$—	$—	$318,837
Accounts and notes receivable, net	10,642	—	24	132,286	—	142,952
Intercompany receivables	99,362	—	—	—	(99,362)	—
Inventories	65,209	—	—	—	—	65,209
Prepaid expenses and other current assets	47,175	—	—	—	—	47,175
Total current assets	541,224	1	24	132,286	(99,362)	574,173

Property, plant and equipment, net	596,978	—	—	—	—	596,978
Goodwill, net	247,195	—	—	—	—	247,195
Intangible assets, net	103,966	—	—	—	—	103,966
Investments in consolidated subsidiaries	37,505	—	—	—	(37,505)	—
Operating lease right-of-use assets	110,497	—	—	—	—	110,497
Other assets, net	84,772	—	2,255	445	—	87,472
Total assets	$1,722,137	$1	$2,279	$132,731	$(136,867)	$1,720,281

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$37,025	$—	$—	$—	$—	$37,025
Intercompany payables	—	—	—	99,362	(99,362)	—
Current portion of long-term debt	2,050	—	—	—	—	2,050
Current operating lease liabilities	31,914	—	—			31,914
Other current liabilities	165,047	—	12	(1,868)	—	163,191
Total current liabilities	236,036	—	12	97,494	(99,362)	234,180

Long-term debt	2,146,044	—	—	—	—	2,146,044
Operating lease liabilities	76,133	—	—	—	—	76,133
Other liabilities	52,167	—	—	—	—	52,167
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(767,465)	1	2,267	35,237	(37,505)	(767,465)
Accumulated other comprehensive loss	(20,778)	—	—	—	—	(20,778)
Total partners' capital (deficit)	(788,243)	1	2,267	35,237	(37,505)	(788,243)
Total liabilities and partners' capital (deficit)	$1,722,137	$1	$2,279	$132,731	$(136,867)	$1,720,281

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended April 30, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$391,745	$—	$—	$—	$—	$391,745
Other	20,385	—	—	—	—	20,385
Total revenues	412,130	—	—	—	—	412,130

Costs and expenses:
Cost of sales - propane and other gas liquids sales	176,265	—	—	—	—	176,265
Cost of sales - other	2,740	—	—	—	—	2,740
Operating expense - personnel, vehicle, plant and other	121,558	—	—	1,314	(1,314)	121,558
Operating expense - equipment lease expense	8,075	—	—	—	—	8,075
Depreciation and amortization expense	20,252	—	—	114	—	20,366
General and administrative expense	12,555	—	—	—	—	12,555
Non-cash employee stock ownership plan compensation charge	757	—	—	—	—	757
Loss on asset sales and disposals	1,859	—	—	—	—	1,859

Operating income (loss)	68,069	—	—	(1,428)	1,314	67,955

Interest expense	(36,943)	—	—	(1,063)	—	(38,006)
Loss on extinguishment of debt	(37,399)	—	—	—	—	(37,399)
Other income (expense), net	(158)	—	—	1,351	(1,351)	(158)

Earnings (loss) before income taxes	(6,431)	—	—	(1,140)	(37)	(7,608)

Income tax expense	112	—	—	—	—	112
Equity in earnings (loss) of subsidiaries	(1,140)	—	—	—	1,140	—

Net earnings (loss)	(7,683)	—	—	(1,140)	1,103	(7,720)

Other comprehensive income	2,572	—	—	—	—	2,572

Comprehensive income (loss)	$(5,111)	$—	$—	$(1,140)	$1,103	$(5,148)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended April 30, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$459,556	$—	$—	$—	$—	$459,556
Other	20,069	—	—	—	—	20,069
Total revenues	479,625	—	—	—	—	479,625

Costs and expenses:
Cost of sales - propane and other gas liquids sales	250,389	—	—	—	—	250,389
Cost of sales - other	2,320	—	—	—	—	2,320
Operating expense - personnel, vehicle, plant and other	124,078	—	(3)	968	(5,052)	119,991
Operating expense - equipment lease expense	8,319	—	—	—	—	8,319
Depreciation and amortization expense	20,506	—	—	111	—	20,617
General and administrative expense	11,511	1	—	—	—	11,512
Non-cash employee stock ownership plan compensation charge	(4)	—	—	—	—	(4)
Loss on asset sales and disposals	1,683	—	—	—	—	1,683

Operating income (loss)	60,823	(1)	3	(1,079)	5,052	64,798

Interest expense	(34,206)	—	—	(1,189)	—	(35,395)
Other income (expense), net	278	—	(27)	2,834	(2,834)	251

Earnings (loss) before income taxes	26,895	(1)	(24)	566	2,218	29,654

Income tax expense (benefit)	(49)	—	149	—	—	100
Equity in earnings (loss) of subsidiary	392	—	—	—	(392)	—

Net earnings (loss)	27,336	(1)	(173)	566	1,826	29,554

Other comprehensive loss	8,286	—	—	—	—	8,286

Comprehensive income (loss)	$35,622	$(1)	$(173)	$566	$1,826	$37,840

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the nine months ended April 30, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,150,377	$—	$—	$—	$—	$1,150,377
Other	65,800	—	—	—	—	65,800
Total revenues	1,216,177	—	—	—	—	1,216,177

Costs and expenses:
Cost of sales - propane and other gas liquids sales	548,136	—	—	—	—	548,136
Cost of sales - other	9,774	—	—	—	—	9,774
Operating expense - personnel, vehicle, plant and other	364,334	—	—	—	—	364,334
Operating expense - equipment lease expense	24,724	—	—	3,249	(3,249)	24,724
Depreciation and amortization expense	59,043	—	—	337	—	59,380
General and administrative expense	36,332	4	—	—	—	36,336
Non-cash employee stock ownership plan compensation charge	2,182	—	—	—	—	2,182
Loss on asset sales and disposals	6,242	—	—	—	—	6,242

Operating income (loss)	165,410	(4)	—	(3,586)	3,249	165,069

Interest expense	(110,412)	—	—	(3,161)	—	(113,573)
Loss on extinguishment of debt	(37,399)	—	—	—	—	(37,399)
Other income (expense), net	(214)	—	—	3,953	(3,953)	(214)

Earnings (loss) before income taxes	17,385	(4)	—	(2,794)	(704)	13,883

Income tax expense	745	—	—	—	—	745
Equity in earnings (loss) of subsidiary	(2,798)	—	—	—	2,798	—

Net earnings (loss)	13,842	(4)	—	(2,794)	2,094	13,138

Other comprehensive loss	(6,131)	—	—	—	—	(6,131)

Comprehensive income (loss)	$7,711	$(4)	$—	$(2,794)	$2,094	$7,007

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the nine months ended April 30, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,344,634	$—	$—	$—	$—	$1,344,634
Other	60,628	—	49	—	—	60,677
Total revenues	1,405,262	—	49	—	—	1,405,311

Costs and expenses:
Cost of sales - propane and other gas liquids sales	766,056	—	—	—	—	766,056
Cost of sales - other	8,675	—	114	—	—	8,789
Operating expense - personnel, vehicle, plant and other	355,589	—	36	3,869	(7,953)	351,541
Operating expense - equipment lease expense	24,597	—	—	—	—	24,597
Depreciation and amortization expense	58,880	—	—	334	—	59,214
General and administrative expense	42,022	6	—	—	—	42,028
Non-cash employee stock ownership plan compensation charge	4,688	—	—	—	—	4,688
Loss on asset sales and disposals	5,724	—	2,679	—	—	8,403

Operating income (loss)	139,031	(6)	(2,780)	(4,203)	7,953	139,995

Interest expense	(103,209)	—	(38)	(3,493)	—	(106,740)
Other income (expense), net	393	—	(37)	7,953	(7,953)	356

Earnings (loss) before income taxes	36,215	(6)	(2,855)	257	—	33,611

Income tax expense	105	—	149	—	—	254
Equity in earnings (loss) of subsidiaries	(2,753)	—	—	—	2,753	—

Net earnings (loss)	33,357	(6)	(3,004)	257	2,753	33,357

Other comprehensive loss	(21,574)	—	—	—	—	(21,574)

Comprehensive income (loss)	$11,783	$(6)	$(3,004)	$257	$2,753	$11,783

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended April 30, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$60,132	$(4)	$513	$(8,862)	$62,000	$113,779

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	—	—	—	—	(6,400)
Capital expenditures	(57,251)	—	—	—	—	(57,251)
Proceeds from sale of assets	2,510	—	—	—	—	2,510
Cash collected for purchase of interest in accounts receivable	—	—	—	685,640	(685,640)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(623,640)	623,640	—
Intercompany loan to affiliate	(8,353)	—	—	—	8,353	—
Cash payments to construct assets in connection with future lease transactions	(37,042)	—	—	—	—	(37,042)
Cash receipts in connection with leased vehicles	21,995	—	—	—	—	21,995
Net cash provided by (used in) investing activities	(84,541)	—	—	62,000	(53,647)	(76,188)

Cash flows from financing activities:
Distributions	(15,654)	—	—	—	—	(15,654)
Proceeds from increase in long-term debt	703,750	—	—	—	—	703,750
Reductions in long-term debt	(285,285)	—	—	—	—	(285,285)
Net reductions to short-term borrowings	(43,000)	—	—	—	—	(43,000)
Net additions to collateralized short-term borrowings	—	—	—	(62,000)	—	(62,000)
Net changes in advances with consolidated entities	—	4	(513)	8,862	(8,353)	—
Cash paid for financing costs and other	(27,611)	—	—	—	—	(27,611)
Net cash provided by (used in) financing activities	332,200	4	(513)	(53,138)	(8,353)	270,200

Net change in cash and cash equivalents	307,791	—	—	—	—	307,791
Cash and cash equivalents - beginning of year	11,045	1	—	—	—	11,046
Cash, cash equivalents and restricted cash - end of year	$318,836	$1	$—	$—	$—	$318,837

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended April 30, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$111,008	$(6)	$24,589	$(45,384)	$(4,000)	$86,207

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(11,351)	—	—	—	—	(11,351)
Capital expenditures	(94,660)	—	—	—	—	(94,660)
Proceeds from sale of assets	2,416	—	—	—	—	2,416
Cash collected for purchase of interest in accounts receivable	—	—	—	1,052,947	(1,052,947)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(1,056,947)	1,056,947	—
Intercompany loan to affiliate	(20,638)	—	—	—	20,638	—
Other	—	—	—	—	—	—
Net cash provided by (used in) investing activities	(124,233)	—	—	(4,000)	24,638	(103,595)

Cash flows from financing activities:
Distributions	(25,568)	—	—	—	—	(25,568)
Reductions in long-term debt	(1,656)	—	—	—	—	(1,656)
Net reductions in short-term borrowings	(32,800)	—	—	—	—	(32,800)
Net additions to collateralized short-term borrowings	—	—	—	4,000	—	4,000
Net changes in advances with consolidated entries	—	6	(24,763)	45,395	(20,638)	—
Cash paid for financing costs	(520)	—	—	(11)	—	(531)
Net cash provided by (used in) financing activities	(60,544)	6	(24,763)	49,384	(20,638)	(56,555)

Net change in cash and cash equivalents	(73,769)	—	(174)	—	—	(73,943)
Cash and cash equivalents - beginning of year	119,133	1	174	—	—	119,308
Cash and cash equivalents - end of year	$45,364	$1	$—	$—	$—	$45,365

N.    Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2020	July 31, 2019
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	—	1,841
Total assets	$1,100	$2,941

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	82,687	78,518
Accumulated deficit	(82,587)	(76,577)
Total stockholder's equity	$1,100	$2,941

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2020	2019	2020	2019
General and administrative expense	$2,104	$225	$6,010	$5,625

Net loss	$(2,104)	$(225)	$(6,010)	$(5,625)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,010)	$(5,625)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,841	1,500
Cash used in operating activities	(4,169)	(4,125)

Cash flows from financing activities:
Capital contribution	4,169	4,125
Cash provided by financing activities	4,169	4,125

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership.  Ferrellgas Partners has $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020 that are classified as current in its consolidated financial statements. This obligation is only reported on the consolidated balance sheet of Ferrellgas Partners. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Additionally, the Partnership has $500.0 million in unsecured notes due May 1, 2021, which will be reclassified from long-term to current during the fourth quarter of fiscal 2020. The Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, the Finance Corp. believes there is substantial doubt about the entity’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with the Partnership’s ongoing process to address its upcoming debt maturities. The outcome of the Partnership’s debt reduction strategy continues to remain uncertain.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership. The Finance Corp. is liable as co-issuer and co-obligor for (i) the $500 million aggregate principal amount of the Partnership’s unsecured senior notes due 2021, (ii) the $475 million aggregate principal amount of the Partnership’s unsecured senior notes due 2022, (iii) the $500 million aggregate principal amount of the Partnership’s unsecured senior notes due 2023, and (iv) the $700 million aggregate principal amount of the Partnership’s senior secured first lien notes due 2025, which obligations are not reported on the Finance Corp’s consolidated balance sheet. Additionally, the $500.0 million in unsecured notes due May 1, 2021, will be reclassified from long-term to current during the fourth quarter of fiscal 2020.

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
•

our “general partner” (i) with respect to Ferrellgas Partners refers to Ferrellgas, Inc. and (ii) with respect to the operating partnership refers to (a) Ferrellgas, Inc., in the case of any economic general partner interest and (b) Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, collectively, in the case of any voting general partner interest;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder or sole member, as applicable, of our general partners;
•	“unitholders” refers to holders of common units of Ferrellgas Partners;
•	"GAAP" refers to accounting principles generally accepted in the United States;
•	“retail sales” refers to Propane and other gas liquid sales: Retail - Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
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

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our audited historical consolidated financial statements and accompanying Notes thereto included in our Annual Report on Form 10‑K for fiscal 2019 and in our unaudited historical condensed consolidated financial statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10‑Q.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists one material difference between Ferrellgas Partners and the operating partnership: Ferrellgas Partners has outstanding $357.0 million aggregate principal amount of 8.625% senior notes due June 15, 2020, and, accordingly, has interest expense that the operating partnership does not have. Ferrellgas Partners’ access to liquidity is dependent on distributions from the operating partnership. See the statements of operations in their respective condensed consolidated financial statements.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

•	the effect of weather conditions on the demand for propane;
•	the prices of wholesale propane, motor fuel and crude oil;
•	disruptions to the supply of propane;

•	competition from other industry participants and other energy sources;
•	energy efficiency and technology advances;
•	adverse changes in our relationships with our national tank exchange customers;
•	significant delays in the collection of accounts or notes receivable;
•	customer, counterparty, supplier or vendor defaults;
•	changes in demand for, and production of, hydrocarbon products;
•	disruptions to railroad operations on the railroads we use;
•	increased trucking and rail regulations;
•	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
•	our inability to complete acquisitions or to successfully integrate acquired operations;
•	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
•	the impact of pending and future legal proceedings;
•	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;
•	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
•	economic and political instability, particularly in areas of the world tied to the energy industry;
•	disruptions in the capital and credit markets;
•	access to available capital to meet our operating requirements up to and including the refinancing of maturing debt instruments; and
•	the impact of the inclusion in the report of our auditor of an “emphasis of matter” paragraph regarding substantial doubt as to our ability to continue as a going concern.

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

Recent developments

COVID-19

The coronavirus disease 2019 (COVID-19), which has been declared by the World Health Organization as a “Public Health Emergency of International Concern,” continues to spread and severely impact the economy of the United States and other countries around the world. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from or limited in conducting business activities for an indefinite period of time. The outbreak of COVID-19 has already resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of national emergency and states of emergency, business shutdowns and restrictions on the movement of people throughout the United States and the world. While some of our business operations and support systems are deemed essential in many jurisdictions, we are continuing to assess the impact that COVID-19 may have on our results of operations and financial condition and cannot at this time accurately predict what effects these conditions will have on our operations and sales due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak and the length of the travel restrictions and business closures imposed by governments in different jurisdictions. Additionally, initiatives we have implemented or may implement to slow and/or reduce the impact of COVID-19, such as using staggered start times for drivers, may increase our operating expenses and reduce the efficiency of our operations.  Any of the foregoing events or other unforeseen consequences of public health epidemics may have further adverse impacts on U.S. and global economic conditions, including a general slowdown in the U.S. economy, which could decrease demand for our products and have a material adverse effect on our results of operations and financial condition.

Senior secured notes

On April 16, 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025, $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par.  The operating partnership utilized a portion of the net proceeds of that offering to repay all $283.9 million of the outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a $17.5 million prepayment premium and terminated that facility. Additionally, the operating partnership used a portion of the net proceeds from that offering to cash collateralize all of the letters of credit outstanding under the Senior Secured Credit Facility and to make a cash deposit of $11.5 million with the administrative agent under the Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility.  To the extent the cash deposit is not used to pay any such contingent obligations, it will be returned to the operating partnership in certain circumstances. The operating partnership intends to use the remaining net proceeds for general corporate purposes.

Amendment to accounts receivable securitization facility

On April 10, 2020, the operating partnership entered into a ninth amendment to the agreement governing its accounts receivable securitization facility (as amended, the “Purchase Agreement”), which amended and restated the amortization event related to the Senior Secured Leverage Ratio (as defined in the Purchase Agreement) of the operating partnership and the definition of “Consolidated Total Secured Debt” in the Purchase Agreement to, among other matters, provide that obligations with respect to cash collateralized letters of credit are excluded from Consolidated Total Secured Debt and, therefore, from the calculation of the Senior Secured Leverage Ratio, beginning with the fiscal quarter ended January 31, 2020. The ninth amendment also amended the Purchase Agreement to (i) increase the interest rate applicable margin by 0.5% to 2.5% (or 4.5% while an amortization event under the Purchase Agreement exists) and (ii) increase the interest rate floors for the alternate base rate and LIBOR from 0.0% to 1.0%.

Debt and interest expense reduction strategy

We continue to pursue a strategy to further reduce our debt and interest expense. Additional opportunities include the generation of additional cash flows through accretive acquisitions, continued restructuring or refinancing of existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. We expect to maintain our debt and interest expense reduction strategy until our consolidated leverage ratio reaches a level that we deem appropriate for our business.

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

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the indentures governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, make restricted payments and incur additional indebtedness. Our general partner believes that the most restrictive of these covenants are the restricted payments covenants discussed below.

Ferrellgas Partners, L.P., the master limited partnership

The indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units. Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of April 30, 2020, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.35x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended April  30, 2020, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. While there can be no assurance of success, as part of our debt and interest expense reduction strategy, we are presently considering potential solutions to address the upcoming maturity of the outstanding notes of Ferrellgas Partners due 2020. The potential solutions include, among others, restructuring, refinancing or a transaction to exchange new notes for some or all of these notes.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants in the indentures governing the operating partnership’s unsecured notes, subject to the limited exceptions described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of April  30, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.67x.

Under the covenants in the indentures governing the operating partnership’s unsecured notes, if the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may still make restricted payments in limited amounts determined under the indentures governing the operating partnership’s notes. The distributions made by the operating partnership on June 15, 2019 and December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 were made from capacity under the limited exception to the ratio requirement under the indentures governing the operating partnership’s unsecured notes.

The indenture governing the operating partnership’s senior secured first lien notes due 2025 contains a similar but, in some respects, different restricted payments covenant.  The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x.  In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, the operating partnership generally may not make a restricted payment unless the operating partnership’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events.  The consolidated leverage ratio test applies regardless of whether the operating partnership’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x.  As of April 30, 2020, the operating partnership’s consolidated leverage ratio was substantially in excess of 5.5x.  Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures.  However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when the operating partnership does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of the operating partnership’s unsecured notes indentures.

As described above, Ferrellgas Partners’ unsecured notes due 2020 mature on June 15, 2020, and the outstanding principal amount of those notes is due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some capacity to make distributions under the operating partnership’s unsecured and secured notes indentures, this capacity will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 due at the maturity of those notes. Additionally, the restrictions in these indentures currently limit the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Distributions

As discussed above, no distributions will be paid to common unitholders in June 2020 for the three months ended April  30, 2020, and the general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2020 and 2021 sales commitments and, as of April 30, 2020, we have experienced net mark-to-market losses of approximately $20.8 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April  30, 2020, we estimate 81% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended April 30, 2020 and 2019

Weather in the more highly concentrated geographic areas we serve for the three months ended April  30, 2020 was approximately 5% warmer than normal, and 10% warmer than the prior year period. We estimate retail gallons decreased 9 million gallons due to warmer weather and due to the widespread slowdown of the economy due to COVID-19, partially offset by efforts to increase market share. Additionally, gross margin, operating income and Adjusted EBITDA were also negatively impacted by warmer weather.

During the three months ended April 30, 2020, we recognized a net loss attributable to Ferrellgas Partners, L.P. of $15.4 million, compared to net earnings attributable to Ferrellgas Partners, L.P. of $20.5 million during the three months ended April 30, 2019.  This decrease reflects a $37.4 million loss on extinguishment of debt, increased operating, general and administrative expense and increased interest expense, partially offset by a $6.2 million increase in gross profit.

Distributable cash flow attributable to equity investors increased to $42.9 million in the current period from $34.7 million in the prior period, primarily due to a $6.7 million decrease in our maintenance capital expenditures. This decrease in maintenance capital expenditures primarily relates to the purchase of new propane delivery trucks in fiscal 2019.

Distributable cash flow excess increased to $42.0 million in the current period from $34.0 million in the prior period, primarily due to a $6.7 million decrease in our maintenance capital expenditures.

For the nine months ended April  30, 2020 and 2019

Weather in the more highly concentrated geographic areas we serve for the nine months ended April  30, 2019 was approximately 4% warmer than normal, and 8% warmer than the prior year period. We estimate retail gallons decreased approximately 19 million gallons due to warmer weather. Additionally, gross margin, operating income and Adjusted EBITDA were also negatively impacted by warmer weather.

During the nine months ended April  30, 2020, we generated  a net loss attributable to Ferrellgas Partners, L.P. of $12.5 million, compared to net earnings attributable to Ferrellgas Partners, L.P. of $6.8 million during the nine months ended April  30, 2019.  This decrease reflects a $37.4 million loss on extinguishment of debt, increased operating expense and increased interest expense, partially offset by a $27.8 million increase in gross profit and decreased general and administrative costs. These results reflect the effects of legal fees and settlements related to non-core businesses of $5.9 million and $10.6 million during the nine months ended April 31, 2020 and 2019, respectively. The nine-month period ended April  30, 2019 also includes $1.6 million of severance cost and $1.5 million of expenses associated with the multi-employer pension plan withdrawal settlement, none of which were repeated in the current period.

“Interest expense” for Ferrellgas Partners increased $6.0 million primarily due to a $3.2 million increase related to borrowings on our terminated Senior Secured Credit Facility and a $1.4 million increase related to our new senior secured notes issued in April 2020.

Distributable cash flow attributable to equity investors increased to $93.2 million in the current period from $60.1 million in the prior period, primarily due to a $26.3 million decrease in our maintenance capital expenditures and a $12.7 million increase in our Adjusted EBITDA, as discussed below in “Operating results for the nine months ended April 30, 2020 and 2019”, partially offset by a $6.0 million increase in cash interest expense. This decrease in maintenance capital expenditures primarily relates to the purchase of new propane delivery trucks in fiscal 2019.

Distributable cash flow excess increased to $91.3 million in the current period from $49.2 million in the prior period, primarily due to a $26.3 million decrease in our maintenance capital expenditures, a $9.7 million decrease in distributions to common unitholders and a $12.7 million increase in our Adjusted EBITDA, and partially offset by a $6.0 million increase in cash interest expense, each as discussed above.

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, loss on extinguishment of debt, other income (expense), net, severance costs, legal fees and settlements related to non-core businesses, multi-employer pension plan withdrawal settlement, lease accounting standard adjustment and other, and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Common Unitholders. Distributable cash flow attributable to common unitholders is calculated as Distributable cash flow attributable to equity investors minus distributable cash flow attributable to general partner and noncontrolling interest. Management considers Distributable cash flow attributable to common unitholders a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow attributable to common unitholders, as management defines it, may not be comparable to distributable cash flow attributable to common unitholders or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow attributable to common unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to common unitholders should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Excess. Distributable cash flow excess is calculated as Distributable cash flow attributable to common unitholders minus Distributions paid to common unitholders. Distributable cash flow excess, if any, is retained to establish reserves to reduce debt, fund capital expenditures and for other partnership purposes and any shortage is funded from previously established reserves, cash on hand or borrowings under our Senior Secured Credit Facility or accounts receivable securitization facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to distributable cash flow excess or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders and Distributable cash flow excess to Net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and nine months ended April 30, 2020 and 2019:

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2020	2019	2020	2019
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(15,393)	$20,461	$(12,530)	$6,790
Income tax expense	161	123	794	284
Interest expense	45,703	44,162	138,948	132,931
Depreciation and amortization expense	20,366	20,617	59,380	59,214
EBITDA	50,837	85,363	186,592	199,219
Non-cash employee stock ownership plan compensation charge	757	(4)	2,182	4,688
Loss on asset sales and disposals	1,859	1,683	6,242	8,403
Loss on extinguishment of debt	37,399	—	37,399	—
Other income (expense), net	158	(251)	214	(356)
Severance costs	—	—	—	1,600
Legal fees and settlements related to non-core businesses	1,325	1,471	5,887	10,643
Multi-employer pension plan withdrawal settlement	—	—	—	1,524
Lease accounting standard adjustment and other	80	—	134	—
Net earnings (loss) attributable to noncontrolling interest	(78)	299	133	337
Adjusted EBITDA	92,337	88,561	238,783	226,058
Net cash interest expense (a)	(43,442)	(40,747)	(129,341)	(123,325)
Maintenance capital expenditures (b)	(6,803)	(13,506)	(18,700)	(45,038)
Cash paid for taxes	(49)	(23)	(50)	(21)
Proceeds from certain asset sales	851	456	2,510	2,416
Distributable cash flow attributable to equity investors	42,894	34,741	93,202	60,090
Distributable cash flow attributable to general partner and non-controlling interest	(858)	(695)	(1,864)	(1,202)
Distributable cash flow attributable to common unitholders	42,036	34,046	91,338	58,888
Less: Distributions paid to common unitholders	—	—	—	(9,715)
Distributable cash flow excess	$42,036	$34,046	$91,338	$49,173

(a)

Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may include the purchase of assets that are typically leased.

Operating Results for the three months ended April 30, 2020 and 2019

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2020	2019	Increase (Decrease)
As of April 30,
Retail customers	727,863	705,605	22,258	3%
Tank exchange selling locations	58,245	54,308	3,937	7%

(amounts in thousands)
Three months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	186,175	204,441	(18,266)	(9)%
Wholesale - Sales to Resellers	60,660	59,641	1,019	2%
	246,835	264,082	(17,247)	(7)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$286,163	$350,151	$(63,988)	(18)%
Wholesale - Sales to Resellers	103,686	99,311	4,375	4%
Other Gas Sales (a)	1,896	10,094	(8,198)	(81)%
Other (b)	20,385	20,069	316	2%
Propane and related equipment revenues	$412,130	$479,625	$(67,495)	(14)%

Gross Profit -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$163,038	$167,179	$(4,141)	(2)%
Wholesale - Sales to Resellers (a)	52,442	41,988	10,454	25%
Other (b)	17,645	17,749	(104)	(1)%
Propane and related equipment gross profit	$233,125	$226,916	$6,209	3%

Operating, general and administrative expense (d)	$134,118	$131,507	$2,611	2%
Operating expense - equipment lease expense	8,075	8,319	(244)	(3)%

Operating income	$67,950	$64,794	$3,156	5%

Depreciation and amortization expense	20,366	20,617	(251)	(1)%
Non-cash employee stock ownership plan compensation charge	757	(4)	761	NM
Loss on asset sales and disposals	1,859	1,683	176	10%
Legal fees and settlements related to non-core business	1,325	1,471	(146)	(10)%
Lease accounting standard adjustment and other (e)	80	—	80	NM
Adjusted EBITDA	$92,337	$88,561	$3,776	4%

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes appliance and material sales, and various customer fee income.
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

Weather in the more highly concentrated geographic areas we serve for the three months ended April  30, 2020 was approximately 5% warmer than normal, and 10% warmer than the prior year period. We estimate retail gallons decreased 9 million gallons due to warmer weather and due to the widespread slowdown of the economy due to COVID-19, partially offset by efforts to increase market share.

Propane sales volumes during the three months ended April  30, 2020 decreased 7%, or 17.2 million gallons, from the prior year period due to decreased sales volumes to retail customers. The decrease in propane sales volumes to retail customers was primarily due to warmer weather, as discussed above, and due to the widespread slowdown of the economy due to COVID-19, partially offset by the 3% increase in retail customer count. Although wholesale sales gallons overall remained flat compared to the prior year period, tank exchange gallons increased 24% due to increased residential demand in connection with quarantine orders due to COVID-19. This increase was offset by a 12% decline in volumes of bulk propane sold to our wholesale customers primarily due to the widespread slowdown of the economy due to COVID-19, and to a lesser extent the effects of warmer weather.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended April 30, 2020 averaged  48% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 45% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.34 and $0.66 per gallon during the three months ended April  30, 2020 and 2019, respectively, while the wholesale market price at Conway, Kansas averaged $0.32 and $0.58 per gallon during the three months ended April 30, 2020 and 2019, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon and therefore revenues, but an increase in gross margin.

Revenues

Retail sales decreased $64.0 million compared to the prior period. This decrease resulted from  a $32.7 million decrease in sales price per gallon, as well as decreases in sales due to warmer weather of approximately $19.0 million and due to the economic slowdown, both as discussed above, partially offset by increases related to the 3% increase in customer count.

Wholesale sales increased $4.4 million compared to the prior period. The increase in sales was primarily due to the increases in tank exchange sales volumes as discussed above.

Other gas sales decreased $8.2 million compared to the prior year period due to decreased sales volumes and to a lesser extent a decrease in sales price per gallon.

Gross margin - Propane and other gas liquids sales

Gross margin increased $6.3 million due to the increase in gross margin per gallon and increased tank exchange volume sales, partially offset by the decreased volumes sales due to warmer weather and the economic downturn, each as discussed above. The $10.5 million increase in wholesale gross margin primarily relates to increased tank exchange volume sales and to a lesser extent increased gross margin per gallon due to the decrease in the wholesale cost of propane,  both as discussed above. The decrease in retail gross margin of $4.1 million resulted from an estimated $9.0 million decrease in gallon sales due to the effect of warmer weather and a  $5.9 million decrease due to the economic slowdown, both as discussed above, partially offset by a $10.8 million increase in gross margin per gallon and to a lesser extent an increase in retail customer counts, as discussed above.

Operating income

Operating income increased $3.2 million primarily due to a $6.3 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above,  partially offset by a $2.6 million increase in “Operating, general and administrative expense”. “Operating, general and administrative expense” increased due to a $1.6 million increase in “Operating expense – personnel, vehicle, plant and other” and a $1.0 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $5.2 million increase in field personnel costs, partially offset by a $2.0 million decrease in general liability and workers compensation costs and a $1.1 million decrease in vehicle fuel costs. “General and administrative expense” increased primarily due to a $1.1 million increase in personnel incentives, partially offset by a $0.5 million decrease in legal costs.

Adjusted EBITDA

Adjusted EBITDA increased $3.8 million primarily due to a $6.3 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, partially offset by a $2.6 million increase in “Operating, general and administrative expense”.  “Operating, general and administrative expense” increased due to a $1.6 million increase in “Operating expense – personnel, vehicle, plant and other” and a $1.0 million increase in “General and administrative expense”.  “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $5.2 million increase in field personnel costs, partially offset by a $2.0 million decrease in general liability and workers compensation costs and a $1.1 million decrease in vehicle fuel costs. “General and administrative expense” increased primarily due to a $1.1 million increase in personnel incentives, partially offset by a $0.3 million decrease in legal costs.

Operating Results for the nine months ended April 30, 2020 and 2019

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2020	2019	Increase (Decrease)
As of April 30,
Retail customers	727,863	705,605	22,258	3%
Tank exchange selling locations	58,245	54,308	3,937	7%

(amounts in thousands)
Nine months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	552,340	573,152	(20,812)	(4)%
Wholesale - Sales to Resellers	179,695	179,256	439	0%
	732,035	752,408	(20,373)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$840,649	$983,742	$(143,093)	(15)%
Wholesale - Sales to Resellers	291,445	308,647	(17,202)	(6)%
Other Gas Sales (a)	18,283	52,245	(33,962)	(65)%
Other (b)	65,800	60,677	5,123	8%
Propane and related equipment revenues	$1,216,177	$1,405,311	$(189,134)	(13)%

Gross Profit -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$459,198	$450,401	$8,797	2%
Wholesale - Sales to Resellers (a)	143,043	128,177	14,866	12%
Other (b)	56,026	51,888	4,138	8%
Propane and related equipment gross profit	$658,267	$630,466	$27,801	4%

Operating, general and administrative expense (d)	$400,781	$393,578	$7,203	2%
Operating expense - equipment lease expense	24,724	24,597	127	1%

Operating income	$164,958	$139,986	$24,972	18%

Depreciation and amortization expense	59,380	59,214	166	0%
Non-cash employee stock ownership plan compensation charge	2,182	4,688	(2,506)	(53)%
Loss on asset sales and disposals	6,242	8,403	(2,161)	(26)%
Multi-employer pension plan withdrawal settlement	—	1,524	(1,524)	NM
Legal fees and settlements related to non-core businesses	5,887	10,643	(4,756)	(45)%
Severance costs	—	1,600	(1,600)	NM
Lease accounting standard adjustment and other (e)	134	—	134	NM
Adjusted EBITDA	$238,783	$226,058	$12,725	6%

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes appliance and material sales, and various customer fee income.
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

Weather in the more highly concentrated geographic areas we serve for the nine months ended April  30, 2019 was approximately 4% warmer than normal, and 8% warmer than the prior year period. Retail gallons decreased approximately 19 million gallons due to warmer weather, partially offset by efforts to increase market share.

Propane sales volumes during the nine months ended April  30, 2020 decreased 3%, or 20.4 million gallons, from the prior year period due to decreased sales volumes to retail customers. The decrease in propane sales volumes to retail customers was due to the warmer weather and due to the widespread slowdown of the economy due to COVID-19, both as discussed above, partially offset by the 3% increase in retail customer count. Although wholesale sales gallons overall remained flat compared to the prior year period, tank exchange gallons increased 9% due to increased residential demand in connection with quarantine orders due to COVID-19. This increase was offset by a 5% decline in volumes of bulk propane sold to our wholesale customers primarily due to the widespread slowdown of the economy due to COVID-19, and to a lesser extent the effects of warmer weather.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the nine months ended April 30, 2020 averaged 47% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 42% less than the prior period. The wholesale market price at Mt. Belvieu, Texas averaged $0.42 and $0.79 per gallon during the nine months ended April  30, 2020 and 2019, respectively, while the wholesale market price at Conway, Kansas averaged $0.38 and $0.66 per gallon during the nine months ended April 30, 2020 and 2019, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon and therefore revenues, but an increase in gross margin per gallon.

Revenues

Retail sales decreased $143.1 million compared to the prior period. This decrease resulted from  a  $107.4 million decrease in sales price per gallon, as discussed above, as well as decreases in sales due to warmer weather of approximately $30.0 million and due to the economic slowdown, both as discussed above, partially offset by increases related to the 3% increase in customer count.

Wholesale sales decreased $17.2 million compared to the prior period. This decrease primarily resulted from a $31.5 million decrease in sales price per gallon, as discussed above, and the adverse impact to fixed price contracts due to increased competitive pressures, some of which are long term. This is a trend that continues from the prior year period. This decrease was partially offset by increases in sales due to the increases in tank exchange sales volumes as discussed above.

Other gas sales decreased $34.0 million compared to the prior year period primarily due to decreased sales price per gallon.

Other revenues increased $5.1 million compared to the prior year period primarily due to a $2.5 million one-time federal refund of fuel excise tax and increased fees from service labor related to the 3% increase in retail customer count as discussed above.

Gross margin - Propane and other gas liquids sales

Gross margin increased $23.7 million due to increases in both retail and wholesale gross margin.  The $14.9 million increase in wholesale gross margin primarily relates to increased tank exchange volume sales and to a lesser extent increased gross margin per gallon,  both as discussed above. The increase in retail gross margin of $8.8 million resulted from a $25.2 million increase in gross margin per gallon and to a lesser extent an increase in retail customer counts, partially offset by an estimated $14.0 million decrease in gallon sales related to the effects of warmer weather, both as discussed above.

Gross margin - other

Gross margin increased $4.1 million compared to the prior year period primarily due to a $2.5 million one-time federal refund of fuel excise tax and increased fees from service labor related to the 3% increase in retail customer count as discussed above.

Operating income

Operating income increased $25.0 million primarily due to a $23.7 million increase in "Gross margin - Propane and other gas liquid sales" and a $4.1 million increase in “Gross margin - other”, both as discussed above, and a $2.5 million decrease in  “Non-cash employee stock ownership plan compensation charge”,  partially offset by a $7.2 million increase in “Operating, general and administrative expense”. “Operating, general and administrative expense” increased due to a $12.8 million increase in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $5.6 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $12.0 million increase in field personnel costs, a $1.5 million increase related to acquisitions made in the last twelve months, a $1.5 million increase in plant and office costs, a $1.1 million increase in selling expenses and a $1.1 million increase in personnel incentives, partially offset by a previous $1.5 million pension settlement charge associated with the withdrawal from a multi-employer pension plan that was not repeated in the current period and a $1.4 million decrease in vehicle fuel costs. “General and administrative expense” decreased primarily due to an  $8.0 million decrease in legal costs and a decrease of $0.9 million in severance cost incurred in the prior year period that was not repeated in the current period, partially offset by a $2.3 million increase in personnel incentives and a $0.9 million increase in other corporate costs.

Adjusted EBITDA

Adjusted EBITDA increased $12.7 million primarily due to a $23.7 million increase in "Gross margin - Propane and other gas liquid sales" and a $4.1 million increase in “Gross margin – other”, both as discussed above, partially offset by a $15.0 million increase in “Operating, general and administrative expense”.  “Operating, general and administrative expense” increased due to a $15.0 million increase in “Operating expense – personnel, vehicle, plant and other,” while “General and administrative expense,” remained flat overall. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $12.7 million increase in field personnel costs, a $1.5 million increase related to acquisitions made in the last twelve months, a $1.5 million increase in plant and office costs, a $1.1 million increase in selling expenses and a $1.1 million increase in personnel incentives, partially offset by a $1.4 million decrease in vehicle fuel costs. “General and administrative expense” remained unchanged, primarily due to a $3.2 million decrease in legal costs offset by a $2.3 million increase in personnel incentives and a $0.9 million increase in other corporate costs.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our accounts receivable securitization facility and funds received from sales of debt and equity securities. As of April 30, 2020, our total liquidity was $268.5 million, which is comprised of $177.5 million in unrestricted cash and $91.0 million of availability under our accounts receivable securitization facility. These sources of liquidity and short term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures, and may be used to repay or redeem outstanding indebtedness to the extent permitted by the covenants under the indentures governing our outstanding senior notes, including the covenants described under the “Financial Covenants” subheading above. As of April 30, 2020, letters of credit outstanding totaled $120.2 million. Our access to long term capital resources, in order to address our leverage, may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

As of April 30, 2020, we had $141.3 million of restricted cash, which includes $123.8 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, and $6.0 million of additional pledged collateral.

On April 16, 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025, $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. The operating partnership utilized a portion of the net proceeds of that offering to repay all $283.9 million of the outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a $17.5 million prepayment premium and terminated that facility. Additionally, the operating partnership used a portion of the net proceeds from that offering to cash collateralize all of the letters of credit outstanding under the Senior Secured Credit Facility and to make a cash deposit of $11.5 million with the administrative agent under the Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility.  To the extent the cash deposit is not used to pay any such contingent obligations, it will be returned to the operating partnership in certain circumstances. The operating partnership intends to use the remaining net proceeds for general corporate purposes.

As a result of the termination of the Senior Secured Credit Facility and the letter of credit sub-facility thereunder, we no longer have in place a credit facility providing for the issuance of letters of credit. We may not be able to obtain, or may be restricted under the indentures in our ability to obtain, a new letter of credit facility that does not require cash collateralization of letters of credit or that otherwise provides acceptable terms. Accordingly, we expect that we will continue to be required to cash collateralize all of our existing and future letters of credit for the foreseeable future. Our inability to access and employ the restricted cash that collateralizes our existing and future letters of credit and the contingent obligations cash deposit with the administrative agent under the terminated Senior Secured Credit Facility may adversely affect our liquidity.

We believe that the liquidity available from cash flows from operating activities, proceeds from sales of debt and equity securities, including the remaining proceeds from the issuance of our 10.00% senior secured first lien notes due 2025 and the accounts receivable securitization facility, combined with our debt and interest expense reduction initiatives, will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. However, as discussed above, Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020 that are classified as current in its condensed consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. We have engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist us in our ongoing process to address our upcoming debt maturities.

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

As discussed above, no distributions will be paid to common unitholders in June 2020 for the three months ended April 30, 2020, and the general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. Unless the indenture governing the outstanding notes due 2020 is amended or replaced, or Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions paid to equity investors for the twelve months ended April 30, 2020 to the twelve months ended January 31, 2020 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	paid to	DCF ratio
	to equity investors	by our General Partner	equity investors	(a) (b)
Nine months ended April 30, 2020	$93,202	$93,044	$158
Fiscal 2019	22,567	12,338	10,229
Less: Nine months ended April 30, 2019	60,090	50,018	10,072
Twelve months ended April 30, 2020	$55,679	$55,364	$315	NM

Twelve months ended January 31, 2020	47,526	47,211	315	NM
Change	$8,153	$8,153	$—	NM
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions paid to equity investors.
(b)	NM – Not Meaningful.

For the twelve months ended April  30, 2020,  distributable cash flow attributable to equity investors increased $8.2 million compared to the twelve months ended January 31, 2020, primarily due to decreases in our maintenance capital expenditures. Thus, cash reserves, which we utilize to meet future anticipated expenditures, increased by $55.4 million during the twelve months ended April  30, 2020 compared to an increase of $47.2 million in the twelve months ended January 31, 2020.

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

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $98.3 million for the nine months ended April 30, 2020, compared to net cash provided by operating activities of $70.8 million for the nine months ended April 30, 2019. This increase in cash provided by operating activities was primarily due to a $33.1 million decrease in working capital requirements, partially offset by a $3.5 million decrease in cash flow from operations and a $2.1 million outflow associated with other assets and other liabilities.

The decrease in working capital requirements for the nine months ended April  30, 2020 compared to the nine months ended April  30, 2019 was primarily due to a  $10.0 million decrease in requirements for inventory due to declining propane prices in the current period compared to the prior period, a $9.9 million decrease in requirements for accounts payable, a $6.2 million decrease in requirements for accounts and notes receivable, partially due to decreases in volume of propane sold, and a $5.6 million decrease in requirements for other current liabilities during the current period compared to the prior period.

The decrease in cash flow from operations was primarily due to a $17.5 million prepayment premium made in connection with the extinguishment of our Senior Secured Credit Facility, as well as a net increase in "Operating expense – personnel, vehicle, plant and other", "General and administrative expense" and "Operating expense – equipment lease expense" of $7.3 million and a $6.0 million increase in "Interest expense," primarily due to increased indebtedness resulting from increased borrowings on the Revolving Facility portion of our Senior Secured Credit Facility during fiscal 2020 as compared to fiscal 2019, partially offset by a $27.8 million increase in gross profit.

The operating partnership

Net cash provided by operating activities was $113.8 million for the nine months ended April 30, 2020, compared to net cash provided by operating activities of $86.2 million for the nine months ended April 30, 2019. This increase in cash provided by operating activities was primarily due to a $33.0 million decrease in working capital requirements, partially offset by a $3.8 million decrease in cash flow from operations and a $2.1 million outflow associated with other assets and other liabilities.

The decrease in working capital requirements for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019 was primarily due to an $10.0 million decrease in requirements for inventory due to declining propane prices in the current period compared to the prior period, a $9.9 million decrease in requirements for accounts payable, a $6.2 million decrease in requirements for accounts and notes receivable, partially due to decreases in volume of propane sold, and a $5.6 million decrease in requirements for other current liabilities during the current period compared to the prior period.

The decrease in cash flow from operations was primarily due to a $17.5 million prepayment premium made in connection with the extinguishment of our Senior Secured Credit Facility, as well as a net increase in "Operating expense – personnel, vehicle, plant and other", "General and administrative expense" and "Operating expense – equipment lease expense" of $7.2 million, and a $6.8 million increase in "Interest expense," primarily due to increased borrowings resulting from increased borrowings on the Revolving Facility portion of our Senior Secured Credit Facility during fiscal 2020 as compared to fiscal 2019, partially offset by a $27.8 million increase in gross profit.

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

Net cash used in investing activities was $76.2 million for the nine months ended April  30, 2020, compared to net cash used in investing activities of $103.6 million for the nine months ended April  30, 2019. This decrease in net cash used in investing activities was primarily due to a $37.4 million decrease in “Capital expenditures”, a  $22.0 million increase in “Cash receipts in connection with leased vehicles”, and a $5.0 million decrease in “Business acquisitions, net of cash acquired”, partially offset by a $37.0 million increase in “Cash payments to construct assets in connection with future lease transactions”.

The decrease in "Capital expenditures" was primarily due to a decrease in maintenance capital expenditures, and to a lesser extent a decrease in growth capital expenditures, during the nine months ended April 30, 2020. The decrease in maintenance capital expenditures was primarily related to the purchase of new propane delivery trucks funded through cash on hand during the nine months ended April 30, 2019 compared to the nine months ended April 30, 2020. The decrease in growth capital expenditures was primarily due to decreases related to the purchase of new propane delivery trucks, as well as in the number of cylinders purchased for industrial and commercial forklift sales, during the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019, and to a lesser extent, decreases in growth capital expenditures related to the number of cylinders and cages purchased.

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

Financing Activities

Ferrellgas Partners

Net cash provided by financing activities was $285.7 million for the nine months ended April 30, 2020, compared to net cash used in financing activities of $41.1 million for the nine months ended April 30, 2019. This increase in cash flow provided by financing activities was primarily due to $703.8 million of gross proceeds from the offering of senior secured first lien notes due 2025, as discussed below, as well as a $9.8 million reduction in distributions. These increases were partially offset by a $283.9 million reduction in long-term debt resulting from the termination of our Senior Secured Credit Facility, as discussed below, as well as a $76.2 million net decrease in short-term borrowings and a $26.1 million increase in cash paid for financing costs.

Senior secured notes due 2025 and senior secured credit facility

On April 16, 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025, $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. The operating partnership utilized a portion of the net proceeds of that offering to repay all $283.9 million of the outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a $17.5 million prepayment premium and terminated that facility. Additionally, the operating partnership used a portion of the net proceeds from that offering to cash collateralize all of the letters of credit outstanding under the Senior Secured Credit Facility and to make a cash deposit of $11.5 million with the administrative agent under the Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility. To the extent the cash deposit is not used to pay any such contingent obligations, it will be returned to the operating partnership in certain circumstances. The operating partnership intends to use the remaining net proceeds for general corporate purposes.

As of April 30, 2020, as discussed above, the operating partnership had previously terminated its Senior Secured Credit Facility. As of July 31, 2019, the operating partnership had outstanding borrowings under its Senior Secured Credit Facility of $275.0 million under the term loan (the “Term Loan”) at an interest rate of 8.16%, which was then classified as current, and $43.0 million under the revolving line of credit (the “Revolving Facility”) at an interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, the operating partnership had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at April 30, 2020 and July 31, 2019 totaled $120.2 million and $101.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At April 30, 2020, due to the termination of the Senior Secured Credit Facility, Ferrellgas did not have in place a credit facility providing for the issuance of letters of credit and had $123.8 million of restricted cash pledged as cash collateral for letters of credit outstanding. At July 31, 2019, Ferrellgas had remaining available letter of credit capacity under the Senior Secured Credit Facility of $23.1 million.

Accounts receivable securitization facility

We utilize an accounts receivable securitization facility for the purpose of providing additional short-term working capital funding, especially during the winter heating months. As part of this facility, we transfer an interest in a pool of our trade accounts receivable to Ferrellgas Receivables, LLC, a consolidated and wholly-owned, qualifying special purpose subsidiary, which in turn sells this interest to certain financial institutions. We remit daily to Ferrellgas Receivables, LLC funds collected on its pool of trade accounts receivables.  Expenses associated with these accounts receivable securitization transactions are recorded in “Interest expense” in the condensed consolidated statements of operations. Additionally, borrowings and repayments associated with these transactions are recorded in “Cash flows from financing activities” in the condensed consolidated statements of cash flows.

Cash flows from our accounts receivable securitization facility decreased $66.0 million, as we reduced our net funding by $62.0 million from this facility during the nine months ended April 30, 2020 as compared to receiving net funding of $4.0 million from this facility during the nine months ended April 30, 2019.

Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the agreement governing our accounts receivable securitization facility (the “Purchase Agreement”). As our trade accounts receivable increase during the winter heating season, the facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs. Specifically, the aggregate amount of proceeds we are able to receive under the facility is equal to the lesser of (1) the balance of our eligible trade accounts receivable (reduced in certain circumstances based on the concentration of customers owing such accounts receivable) less specified reserve amounts and (2) the seasonally adjusted total commitments of the purchasers under the facility. The total commitments of the purchasers are $250.0 million during the months of December through March, $200.0 million during the months of November, April and May, and $150.0 million during the months of June through October.

As of April 30, 2020, we had no cash proceeds from our trade accounts receivables securitized, with $91.0 million remaining capacity to receive additional proceeds or issue letters of credit. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increase, thereby providing additional cash for working capital needs.

The Purchase Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.00x and a senior secured leverage ratio of not greater than 3.00x. We were in compliance with these financial ratio requirements as of April 30, 2020. However, if at any time we are not in compliance with these financial ratio requirements, we will be unable to access the facility for working capital or other cash requirements and the facility may be terminated. On April 10, 2020, the operating partnership entered into a ninth amendment to the Purchase Agreement, which amended and restated the amortization event related to the senior secured leverage ratio of the operating partnership and the definition of “Consolidated Total Secured Debt” in the Purchase Agreement to, among other matters, provide that obligations with respect to cash collateralized letters of credit are excluded from Consolidated Total Secured Debt and, therefore, from the calculation of the senior secured leverage ratio, beginning with the fiscal quarter ended January 31, 2020. The ninth amendment also amended the Purchase Agreement to (i) increase the interest rate applicable margin by 0.5% to 2.5% (or 4.5% while an amortization event under the Purchase Agreement exists) and (ii) increase the interest rate floors for the alternate base rate and LIBOR from 0.0% to 1.0%. This facility matures in May 2021 and includes an option, at our request and consent, for the purchasers in their sole discretion to extend the facility for up to an additional three years.

Distributions

During the three months ended October 31, 2018, Ferrellgas Partners paid a per unit distribution on all common units of $0.10 in connection with the distributions declared for the three month period ended July 31, 2018. No distributions on common units were made after that date and no distribution will be made in June 2020 for the three months ended April 30, 2020.

Total distributions paid to common unitholders during fiscal 2019, including the related general partner distributions, was $9.8 million. As discussed above, no distribution on common units was made in December 2018, March 2019, June 2019, September 2019, December 2019, March 2020 or will be made in June 2020 for the three months ended April 30, 2020, and the general partner expects that Ferrellgas Partners will be prohibited from making common unit distributions for any future quarterly period unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions paid, as discussed below.

Cash distributions paid

The operating partnership paid cash distributions of $15.7 million and $25.6 million during the nine months ended April 30, 2020 and 2019, respectively. Ferrellgas Partners’ unsecured notes due 2020 mature on June 15, 2020, and the outstanding principal amount of those notes is due to be paid on that date, together with accrued interest to the maturity date.

Although the operating partnership has some remaining capacity to make distributions under the limited exception to the ratio requirement under the operating partnership’s indentures, this capacity will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 due at the maturity of those notes. Additionally, the restrictions in these indentures limit the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $225.5 million for the nine months ended April 30, 2020, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the nine months ended April  30, 2020, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.2 million.

As discussed previously, Ferrellgas Partners continues to be not in compliance with the consolidated fixed charge coverage ratio under its note indenture, and thus remains unable to make restricted payments, including distributions to unitholders.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our long-term debt, including current portion, and fixed rate interest obligations at April 30, 2020. These obligations reflect the issuance of $700.0 million in aggregate principal amount of 10.00% senior secured first lien notes due 2025, with a portion of the proceeds used to repay and terminate our Senior Secured Credit Facility, as discussed previously.

	Payment or settlement due by fiscal year
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt, including current portion (1)	$357,425	$501,975	$476,315	$500,879	$209	$700,232	$2,537,035
Fixed rate interest obligations (2)	64,552	168,313	119,781	103,750	70,000	70,000	596,396

(1)

We have long and short-term payment obligations under agreements such as the indentures governing our secured and unsecured senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, see “Liquidity and Capital Resources – Financing Activities.”

(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.

The operating partnership

	Payment or settlement due by fiscal year
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt, including current portion (1)	$425	$501,975	$476,315	$500,879	$209	$700,232	$2,180,035
Fixed rate interest obligations (2)	$49,156	$168,313	$119,781	$103,750	$70,000	$70,000	$581,000

(1)

The operating partnership has long and short-term payment obligations under agreements such as the indentures governing its secured and unsecured senior notes. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, see “Liquidity and Capital Resources – Financing Activities.”

(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April  30, 2020. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April  30, 2020 and July 31, 2019, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $3.7 million and $8.0 million as of April  30, 2020 and July 31, 2019, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At April  30, 2020, we had no variable rate or collateralized note payable borrowings, as we terminated our Senior Secured Credit Facility during the quarter and had no outstanding collateralized notes payable on our accounts receivable securitization facility, as discussed previously. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates in the future to the extent that we have collateralized notes payable or other variable rate indebtedness outstanding.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a‑15(e) or 15d‑15(e) under the Exchange Act, were effective as of April  30, 2020.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April  30, 2020, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) or Rule 15d‑15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on August 1, 2019.  There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Tank fill level litigation

We have been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been coordinated for pretrial purposes by the multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court of appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Thereafter,  in August 2019, we reached a settlement with the direct customers, pursuant to which we agreed to pay a total of $6.25 million to resolve all claims asserted by the putative direct purchaser class.  With respect to the indirect customers, the district court exercised supplemental jurisdiction over the remaining state law claims, but then granted in part our pleadings-based motion and dismissed 11 of the 24 remaining state law claims.  As a result, there are 13 remaining state law claims brought by a putative class of indirect customers.  We believe we have strong defenses and intend to vigorously defend ourselves against these remaining claims.  We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Eddystone litigation

We and Bridger Logistics, LLC (“Bridger”), have been named, along with two former officers, in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger. The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges we transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached fiduciary duties owed to Eddystone as a creditor of JTS. We believe that we and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. The lawsuit does not specify a specific amount of damages that Eddystone is seeking; however, we believe that the amount of such damages, if ultimately owed to Eddystone, could be material to us.  We intend to vigorously defend this claim. On August 24, 2017, we filed a third-party complaint against JTS, Jamex Transfer Holdings, and other related persons and entities (the "Third-Party Defendants"), asserting claims for breach of contract, indemnification of any losses in the EDPA Lawsuit, tortious interference with contract, and contribution. On June 25, 2018, we entered into an agreement with the Third-Party Defendants which, among other things, resulted in a dismissal of the claims against the Third-Party Defendants from the lawsuit. The lawsuit is in the discovery stage; as such, management does not currently believe a loss is probable or reasonably estimable at this time.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2019 or Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020.

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

3.7

Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 24, 2020. Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 27, 2020.

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

4.8

Indenture, dated as of April 16, 2020, by and among Ferrellgas, L.P., Ferrellgas Finance Corp., Ferrellgas Partners, L.P., Ferrellgas, Inc., the subsidiary guarantors party thereto and Delaware Trust Company, as trustee and collateral agent, relating to $700 million aggregate principal amount of 10% Senior Secured First Lien Notes due 2025. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 17, 2020.

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

10.11

Amendment No. 9 to Receivables Purchase Agreement, dated as of April  10, 2020, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Fifth Third Bank and PNC Bank, National Association, as co-agents and purchasers, and Wells Fargo Bank, N.A. as administrative agent. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 8-K filed April 13, 2020.

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

# 10.17	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10‑K filed September 29, 2015.
10.18

First Amendment to Financing Agreement, dated as of June 6, 2019, by and among Ferrellgas, L.P., Ferrellgas, Inc., as the general partner of Ferrellgas, L.P., certain subsidiaries of Ferrellgas, L.P., as guarantors, the lenders party thereto, and TPG Specialty Lending, Inc., as collateral agent. Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q filed June 10, 2019.

10.19

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

# 10.20

Form of Indemnification Agreement, dated as of November 19, 2019, by and between Ferrellgas Partners, LP and each director and executive officer of Ferrellgas, Inc., its general partner. Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed December 6, 2019.

*# 10.21	Change in Control Retention Bonus Letter Agreement with William E. Ruisinger, Chief Financial Officer and Treasurer, as described in our Current Report on Form 8-K filed April 27, 2020.
*# 10.22	Change in Control Retention Bonus Letter Agreement with Bryan J. Wright, Senior Vice President and Chief Operating Officer, as described in our Current Report on Form 8-K filed April 27, 2020.
*# 10.23	Change in Control Retention Bonus Letter Agreement Tamria A. Zertuche, Senior Vice President and Chief Information Officer, as described in our Current Report on Form 8-K filed April 27, 2020.
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document.
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 4, 2020	By	/s/ William E. Ruisinger
William E. Ruisinger

Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 4, 2020	By	/s/ William E. Ruisinger
William E. Ruisinger
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, its general partners

Date:	June 4, 2020	By	/s/ William E. Ruisinger
William E. Ruisinger
Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 4, 2020	By	/s/ William E. Ruisinger
William E. Ruisinger
Chief Financial Officer and Sole Director