Form 10-K
period 2020-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2020-10-15
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2020
or
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-11331, 333-06693-02, 000-50182 and 000-50183

Ferrellgas Partners, L.P.

Ferrellgas Partners Finance Corp.

Ferrellgas, L.P.

Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware (States or other jurisdictions of incorporation or organization)	43-1698480 43-1742520 43-1698481 14-1866671 (I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, Kansas (Address of principal executive office)	66210 (Zip Code)

Registrants’ telephone number, including area code:

(913) 661-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Ferrellgas Partners, L.P.: Yes ◻ No ⌧

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.: Yes ◻ No ⌧

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ⌧ No ◻

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Ferrellgas Partners, L.P.:
Large Accelerated Filer ◻	Accelerated Filer ◻	Non-accelerated Filer ⌧	Smaller Reporting Company ⌧	Emerging Growth Company ◻

Ferrellgas Partners Finance Corp, Ferrellgas, L.P. and Ferrellgas Finance Corp.:
Large Accelerated Filer ◻	Accelerated Filer ◻	Non-accelerated Filer ⌧	Smaller Reporting Company ⌧	Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ◻ No ⌧

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ⌧ No ◻

The aggregate market value as of January 31, 2020, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the OTC Pink Market on such date, was approximately $24,544,217. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2020, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	97,152,665	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT WITH RESPECT TO EACH SUCH REGISTRANT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the fiscal year ended July 31, 2020

FORM 10-K ANNUAL REPORT

			Page
PART I			3
ITEM	1.	BUSINESS	5
ITEM	1A.	RISK FACTORS	14
ITEM	1B.	UNRESOLVED STAFF COMMENTS	46
ITEM	2.	PROPERTIES	46
ITEM	3.	LEGAL PROCEEDINGS	47
ITEM	4.	MINE SAFETY DISCLOSURES	48
PART II			48
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	48
ITEM	6.	SELECTED FINANCIAL DATA	50
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	54
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	78
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	80
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	80
ITEM	9A.	CONTROLS AND PROCEDURES	80
ITEM	9B.	OTHER INFORMATION	82
PART III			82
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	82
ITEM	11.	EXECUTIVE COMPENSATION	88
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	94
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	96
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	97
PART IV			E-1
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	E-1
ITEM	16.	FORM 10-K SUMMARY	E-6

PART I

Introductory Statement

In this Annual Report on Form 10-K, unless the context indicates otherwise:

●	“us,” “we,” “our,” “ours,” “consolidated,” or “Ferrellgas” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	“general partner” (i) with respect to Ferrellgas Partners refers to Ferrellgas, Inc. and (ii) with respect to the operating partnership refers to (a) Ferrellgas, Inc., in the case of any economic general partner interest and (b) Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, collectively, in the case of any voting general partner interest;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
●	“unitholders” refers to holders of common units of Ferrellgas Partners;
●	“Board of Directors” or “Board” refer to the board of directors of our general partner, except where the context indicates otherwise;
●	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Ferrellgas Partners Notes” refers to the $357.0 million aggregate principal amount of 8.625% unsecured senior notes due June 15, 2020 co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.;
●	“Jamex” refers to Jamex Marketing, LLC;
●	“Notes” refers to the notes of the consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable; and
●	any reference to a year preceded by “fiscal” refers to the fiscal year ended July 31 of that year (for example, “fiscal 2020” refers to the fiscal year ended July 31, 2020).

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

●	the effect of weather conditions on the demand for propane;
●	the prices of wholesale propane, motor fuel and crude oil;
●	disruptions to the supply of propane;
●	competition from other industry participants and other energy sources;
●	energy efficiency and technology advances;
●	adverse changes in our relationships with our national tank exchange customers;
●	significant delays in the collection of accounts or notes receivable;
●	customer, counterparty, supplier or vendor defaults;
●	changes in demand for, and production of, hydrocarbon products;
●	disruptions to railroad operations on the railroads we use;
●	increased trucking and rail regulations;
●	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
●	our inability to complete acquisitions or to successfully integrate acquired operations;
●	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
●	the impact of pending and future legal proceedings;
●	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;
●	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;

●	economic and political instability, particularly in areas of the world tied to the energy industry;
●	disruptions in the capital and credit markets;
●	access to available capital to meet our operating requirements up to and including the refinancing and/or restructuring of maturing debt instruments; and
●	the impact of the inclusion in the report of our auditor of an “emphasis of matter” paragraph regarding substantial doubt as to our ability to continue as a going concern.

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

Our common units are traded on the OTC Pink Market under the symbol “FPGR” as of July 31, 2020 and were listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “FGP”, as of July 31, 2019. Our activities are primarily conducted through our operating partnership, Ferrellgas, L.P., a Delaware limited partnership. We are the sole limited partner of Ferrellgas, L.P. with an approximate 99% limited partner interest.

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

Business

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2020 and a leading national provider of propane by portable tank exchange.

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

As of July 31, 2020, approximately 68% of our residential customers utilize our equipment, while the remainder own their tanks. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Propane
sales volumes
Fiscal year ended	(in millions)
July 31, 2020	874
July 31, 2019	905
July 31, 2018	877

In fiscal 2020, no one customer accounted for 10% or more of our consolidated revenues.

We utilize marketing programs targeting both new and existing customers by emphasizing:

●	our efficiency in delivering propane to customers;
●	our employee training and safety programs;
●	our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and
●	our national distributor network for our commercial and portable tank exchange customers.

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products.

Our other activities in our propane operations and related equipment sales segment include the following:

●	the sale of refined fuels, and
●	common carrier services.

Effect of Weather and Seasonality

Weather conditions have a significant impact on demand for propane for heating purposes during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures in the winter heating season will tend to result in reduced propane usage, while sustained colder-than-normal temperatures in the winter heating season will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can also significantly impact this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend, we could expect nationwide demand for propane for heating purposes to increase which could lead to greater sales, income and cash flow. Conversely, if the United States were to experience a continued warming trend, we could expect nationwide demand for propane for heating purposes to decrease which could lead to a reduction in our sales, income and cash flow as well as impact our ability to maintain compliance with our debt covenants.

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

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We define “normal” temperatures based on a 10-year average of information published by the National Oceanic and Atmospheric Administration. Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

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

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2020, seven suppliers accounted for approximately 53% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold – propane and other gas liquids sales” in our consolidated statement of operations.

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

Based upon industry publications propane accounts for approximately 4% of energy consumption in the United States, a level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and urban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2020, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Business Strategy

Our business strategy includes the following:

●	Expand our market share through organic growth and disciplined acquisitions, as accretive opportunities become available;
●	capitalize on our national presence and economies of scale; and
●	maximize operating efficiencies through utilization of our technology platform.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 906 propane distribution locations in the United States as of July 31, 2020 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

●	product procurement;
●	transportation;
●	fleet purchases;
●	propane customer administration; and
●	general administration.

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 79 service centers and 906 service units as of July 31, 2020. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

In connection with all acquisitions of propane distribution businesses that involve the purchase of real property, we conduct a due diligence investigation to attempt to determine whether any substance other than propane has been sold from, stored on or otherwise come into contact with any such real property prior to its purchase. At a minimum, due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers’ compliance with environmental laws and visual inspections of the real property. Nevertheless, if hazardous substances are discovered on or under these properties, we may be responsible for removing or remediating the previously disposed substances. The Comprehensive Environmental Response, Compensation and Liability Act, as amended, which we refer to as CERCLA or the “Superfund” law, and analogous state laws, generally impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” are subject to strict liability that, in some circumstances, may be joint and several for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damage to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such hazardous substances may have been released.

With respect to the sale and distribution of propane, we are subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) under its Hazard Communication Standard (“HCS”), which requires preparation and maintenance of material safety data sheets, hazard labeling on products, and other worker protections. In 2012, OSHA promulgated new hazard communications requirements designed to align U.S. HCS standards with those of other countries under a Globally Harmonized System. These hazard labeling and communication changes, which took effect in June 2015, required us and other propane manufacturers and distributors to revise and update our consumer and compliance materials.

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

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 31, 2020, our general partner had 3,945 full-time employees.

Our general partner’s employees consisted of individuals in the following areas:

Propane field operations	3,552
Centralized corporate functions	393
Total	3,945

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

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks and service marks are an important part of our consistent growth in the tank exchange category. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design®, Drop, Swap and Go®, Take-A-Tank®, and It’s Not Just Propane. It’s Blue Rhino®.

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

We have agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a consolidated and wholly-owned, qualifying special purpose subsidiary of the operating partnership that maintains an accounts receivable securitization facility. We retain servicing responsibilities for transferred accounts receivable but have no other continuing involvement with the transferred receivables. The accounts receivable securitization facility is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities - Accounts receivable securitization facility” and in Note G – Accounts and notes receivable, net and accounts receivable securitization – to our consolidated financial statements provided herein.

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

ITEM 1A.   RISK FACTORS.

Risks Related to our Business and Industry

There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.

Our consolidated financial statements were prepared under the assumption that we will continue as a going concern. Ferrellgas Partners has $357.0 million outstanding principal amount of its 8.625% unsecured senior notes due 2020, which matured on June 15, 2020 but have not been repaid and are classified as current in the consolidated balance sheets of Ferrellgas Partners as of July 31, 2020. Additionally, the operating partnership has $500.0 million in unsecured notes due May 1, 2021, that are also classified as current in the consolidated financial statements as of July 31, 2020. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Given these concerns, Ferrellgas Partners believes there is substantial doubt about its ability to continue as a going concern.

The independent registered public accounting firm for Ferrellgas Partners and the operating partnership expressed substantial doubt as to the ability of each of them to continue as a going concern in their reports dated October 15, 2020 included herein. We believe there continues to be substantial doubt regarding the ability of Ferrellgas Partners and the operating partnership to continue as going concerns. In addition to the maturity of Ferrellgas Partners Notes that were due on June 15, 2020 but remain outstanding, we have outstanding senior unsecured notes in the aggregate principal amount of $1,475.0 million, of which $500.0 million matures in 2021, $475.0 million matures in 2022 and $500.0 million matures in 2023, and we have outstanding senior secured notes in the aggregate principal amount of $700.0 million which mature in 2025. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

The reorganization of Ferrellgas Partners or other actions that may be required to address the Ferrellgas Partners Notes that were due June 15, 2020 but remain outstanding and the upcoming maturities of the operating partnership’s notes may have an adverse impact on us and our operations.

Because the limited partnership interests in the operating partnership are the sole material asset of Ferrellgas Partners, it is likely that assets and/or cash flows of the operating partnership and its subsidiaries would be necessary for any out-of-court restructuring of the Ferrellgas Partners Notes, if such a restructuring is achievable, and any such restructuring may require the operating partnership to incur additional debt. The covenants in the indentures that govern the operating partnership’s notes restrict, but do not prohibit, the ability of the operating partnership and its subsidiaries to make distributions or other restricted payments to Ferrellgas Partners. Although the operating partnership and its subsidiaries have $185.0 million of capacity under the most restrictive of the operating partnership’s indentures to make distributions or other restricted payments to Ferrellgas Partners through direct or indirect means, this capacity does not allow the operating partnership or its subsidiaries to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on the Ferrellgas Partners Notes. Payments or distributions made by the operating partnership to Ferrellgas Partners may be challenged as a fraudulent conveyance.

If we are unable to access the financing markets, including through our accounts receivable securitization facility, it may adversely impact our business and liquidity.

Market conditions may impact our ability to access the financing markets on terms acceptable to us or at all. For example, due to our secured indebtedness we may be unable to make additional borrowings under or may be required to repay outstanding borrowings under our accounts receivable securitization facility. See “—Our ability to meet financial ratio requirements under our accounts receivable securitization facility may be affected by many factors, some of which are beyond our control, and any failure to meet such requirements could result in loss of our access to or termination of that facility.” If we are unable to access the financing markets, including through our accounts receivable securitization facility, we would be required to use cash on hand to fund operations and repay outstanding debt, including the Ferrellgas Partners Notes and upcoming maturities on the operating partnership’s senior unsecured notes. There is no assurance that we will be able to generate sufficient cash to fund our operations and refinance such debt. A failure to generate such cash would have a material adverse effect on our business. Additionally, even if we are able to generate sufficient cash to refinance such debt, cash available to the company for working capital and other corporate uses could be reduced. Market conditions may also impact our ability to utilize letters of credits or other financial instruments we use to conduct our business. See “—In connection with our senior secured notes offering in April 2020, we terminated our Senior Secured Credit Facility, including the letter of credit sub-facility thereunder, and were required to cash-collateralize our letters of credit outstanding thereunder and make an $11.5 million cash deposit with the administrative agent under that facility. Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit or the $11.5 million cash deposit held by the administrative agent under our terminated Senior Secured Credit Facility may impact our liquidity.”

Weather conditions, including warm winters, dry or warm weather in the harvest season and poor weather in the grilling season, may reduce the demand for propane, which could have a material adverse effect on our results of operations, cash flows, financial condition or liquidity.

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2020, approximately 54% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance or condition. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our financial performance or condition. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

Weather in the more highly concentrated geographic areas we serve for fiscal 2020 was approximately 4% warmer than normal, and 8% warmer than fiscal 2019.

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

We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. A certain percentage of that exposure is hedged with an offsetting propane purchase commitment.

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

Sudden and sharp decreases in wholesale propane prices may result in our customers’ not fulfilling their obligations under contracted pricing arrangements previously entered into with us. Any customer defaults under these higher sales price arrangements may adversely affect our profit margins.

We attempt to lock-in a gross margin per gallon on a percentage of our contracted sales commitments by hedging or entering into fixed price propane purchase contracts with our suppliers. If we were to experience sudden and sharp propane price decreases, our customers may not fulfill their obligations to purchase propane from us at their previously contracted price per gallon, and we may not be able to sell the related hedged or fixed price propane at a profitable sales price per gallon in the then-current pricing environment.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

Through our supply procurement activities, we purchased approximately 53% of our propane from seven suppliers during fiscal 2020. During extended periods of colder-than-normal weather, these suppliers or other suppliers in one or more of the areas in which we operate could temporarily run out of propane, necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted, certain suppliers were to default or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

Our failure or our counterparties’ failure to perform on obligations under commodity derivative and financial derivative contracts and increased costs associated with such contracts could materially affect our liquidity, cash flows and results of operations.

Volatility in the oil and gas commodities sector for an extended period of time or intense volatility in the near term could impair our or our counterparties’ ability to meet margin calls, which could cause us or our counterparties to default on commodity and financial derivative contracts. This could have a material adverse effect on our financial position or liquidity or on our ability to procure product at acceptable prices or at all and could increase our costs to procure product.

In addition, while most of the rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) have been finalized, some additional rules and regulations have yet to be adopted. It is possible that additional rules and regulations under the Dodd-Frank Act may increase our cost of using derivative instruments to hedge risks associated with our business or may reduce the availability of such instruments or the creditworthiness of derivatives counterparties available to us. While costs imposed directly on us due to regulatory requirements for derivatives under the Dodd-Frank Act, such as reporting, recordkeeping and electing the end-user exception from mandatory clearing, are relatively minor, costs imposed upon our counterparties may increase the cost of our doing business in the derivatives markets to the extent such costs are passed on to us.

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

The propane distribution industry is a mature one. According to the U.S. Energy Information Administration, approximately 13 billion gallons of propane comprised the U.S. propane market in 2019. Based upon industry publications, propane accounts for approximately 3% to 4% of energy consumption in the United States, a level which has remained relatively constant for the past two decades, and accounts for approximately 5% of energy used to heat homes in the United States. We foresee no growth or a small decline in total national demand for propane in the near future. Year-to-year industry volumes are primarily impacted by fluctuations in temperatures and economic conditions. Our ability to grow our sales volumes within the propane distribution industry is primarily dependent upon our ability to acquire other propane distributors and integrate those acquisitions into our operations and upon the success of our marketing efforts to acquire new customers organically. If we are unable to compete effectively in the propane distribution business, we may lose existing customers or fail to acquire new customers.

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

We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional common units or other securities. We have substantial competition for acquisitions, and, although we believe there are numerous potential large and small acquisition candidates in our industry, there can be no assurance that:

●	we will be able to make any acquisitions on favorable terms or at all;
●	we will not assume or become subject to known or unknown liabilities, including environmental liabilities, or that we will be protected against any such liabilities by indemnification from the sellers or insurance;
●	we will be able to successfully integrate acquired operations or achieve any expected cost savings or other synergies;
●	any acquisitions made will not be dilutive to our earnings and distributions;
●	we will not have unforeseen difficulties operating in new geographic areas or in new business segments;
●	management’s and employees’ attention will not be diverted from other business concerns;
●	we will not suffer customer or key employee loss from the acquired businesses;
●	any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders; or
●	any additional debt we incur to finance an acquisition will not affect the operating partnership’s ability to make distributions to Ferrellgas Partners or service our existing debt.

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

The U.S. Environmental Protection Agency (the “EPA”) has determined that carbon dioxide and other GHGs are regulated pollutants under the Clean Air Act. As a result of this determination, in August 2015 the EPA announced its Clean Power Plan rule, which requires states to submit plans for the reduction of GHG emissions from power plants. The Clean Power Plan was anticipated to result in a shift away from coal-based sources of energy to natural gas and renewables. Upon publication of the Clean Power Plan rule in October 2015, more than two dozen States as well as industry and labor groups challenged the rule in the U.S. Court of Appeals for the D.C. Circuit. On February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan rule while legal challenges to the rule proceed. However, in August 2018, the EPA announced its proposal to replace the Clean Power Plan rule with the Affordable Clean Energy rule. Under the Affordable Clean Energy rule, coal-fired power plants would be required to make efficiency improvements to reduce their GHG emissions, but it generally scaled back the obligations under the Clean Power Plan and allows individual states greater authority to make their own plans for regulating GHG emissions from coal-fired power plants. On June 19, 2019, the EPA issued the final Affordable Clean Energy rule. On July 8, 2019, two health advocate groups filed a petition for review in the U.S. Court of Appeals for the D.C. Circuit claiming that the rule is inadequate. Additional actions, including by 22 states, were subsequently brought challenging the rule. The outcome of the pending litigation and its impact on our business is therefore uncertain. Although this rule may increase demand for natural gas, other regulations governing drilling for natural gas may make natural gas extraction more expensive. Accordingly, the resulting impact on demand for propane and our business is uncertain and may change as implementation of the rule moves forward. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

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

Deteriorating regional and global economic and political conditions, including U.S. sanctions on Iran oil exports and conflict, unrest and economic instability in oil producing countries and regions, may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is most likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may:

●	impair our ability to effectively market or acquire propane; or
●	impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

The revenues we receive from our portable tank exchange operations are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

A majority of the propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce, terminate, or require price reductions or other adverse modifications or concessions in our selling terms, our results from our delivery of propane from portable tank exchanges may decline. For fiscal 2020, four retailers represented approximately 51% of our portable tank exchange net revenues. None of our significant retail accounts associated with portable tank exchanges are contractually bound to offer portable tank exchange service or products or to use us for delivery of propane by portable exchange. Additionally, we compete with a number of large national and regional firms that may be capable of providing services and products at a similar scale for our significant retail accounts. Consequently, any of those retailers could choose at any time to reduce materially or terminate its business with us, use one or more of our competitors for delivery of propane by portable tank exchange or related propane products or cease to provide portable tank exchanges services or products at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers.

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

The efficient execution of our business is dependent upon the proper functioning of our internal systems, and we depend on our management information systems to process orders, manage inventory, manage accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering propane on a timely basis. In addition, our staff of management information systems professionals relies heavily on the support of several key personnel and vendors. Any disruption in the operation of those management information systems, including a cyber-security breach or loss of employees knowledgeable about the operation of such systems, termination of our relationship with one or more of these key vendors or failure to continue to modify and upgrade such systems effectively as our business expands could negatively affect our business, financial condition or reputation.

We may incur significant costs in order to comply with privacy and data security laws and regulations, and any failure to comply with such laws and regulations could result in significant penalties or other liabilities or costs.

There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between jurisdictions. For example, California recently adopted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and limits how we may collect and use personal data. The effects of the CCPA potentially are far-reaching, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. These and other data privacy laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

The conduct of our business may infringe the intellectual property rights of others, which may cause us to incur unexpected costs and place restrictions on our operations.

We cannot be certain that the conduct of our business will not infringe the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of intellectual property rights of third parties by us or our customers in connection with the conduct of our business. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management and personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and to cease making or selling certain products or services. Any of the foregoing could cause us to incur significant costs and negatively affect our business, financial condition, or reputation.

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

James Ballengee owes us approximately $18.3 million under a promissory note. Mr. Ballengee recently defaulted on the first payment thereunder and there can be no assurance that the balance or any portion thereof will be recovered.

In connection with the closing of our acquisition of Bridger Logistics, LLC (“Bridger”) in June 2015, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex Marketing, LLC (“Jamex”) pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer at that time. On September 1, 2016, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA, as summarized below.

On September 1, 2016, we entered into a Secured Promissory Note (the “Jamex Secured Promissory Note”) with Jamex pursuant to which Jamex agreed to pay us a principal amount of $49.5 million plus interest, which principal amount was due over time pursuant to an amortization schedule and with a final maturity date of December 17, 2021. Jamex’s obligations under the Jamex Secured Promissory Note were fully guaranteed by certain subsidiaries and affiliates of Jamex, and were partially guaranteed (up to a maximum of $20 million) by James Ballengee, the individual owner of Jamex, and another entity owned by Mr. Ballengee. The Jamex Secured Promissory Note obligations of Jamex and those other fully guaranteeing entities were secured by certain assets owned by those entities, actively traded marketable securities and cash, which were held in a controlled account and were subject to seizure by us in the event of default.

On June 25, 2018, we and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, terminated and cancelled the Jamex Secured Promissory Note and other related agreements. In connection with the termination and cancellation of such agreements, (1) Mr. Ballengee and Jamex paid Bridger (then one of our subsidiaries) $17.3 million towards the remaining balance due under the Jamex Secured Promissory Note and Mr. Ballengee executed a new unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”), (2) Bacchus, a company controlled by Mr. Ballengee, executed a guaranty agreement to guarantee Mr. Ballengee’s obligations under the Revised Jamex Promissory Note, (3) we agreed to dismiss without prejudice certain indemnification claims against Jamex and any affiliates of Jamex related to the Eddystone litigation and to toll the statute of limitations with respect thereto, and to dismiss with prejudice the tortious interference claim asserted by us against Mr. Ballengee related to the Eddystone litigation, and (4) Mr. Ballengee agreed to dismiss with prejudice, or cause to be dismissed, all counterclaims by him or his affiliates, as the case may be, with respect to such actions.

Mr. Ballengee is an individual with various business investments and other personal assets; however, we cannot be sure that we will be able to collect any or all of the amounts owed under the Revised Jamex Promissory Note. We have no control over Mr. Ballengee or his various investments and assets. If we are unable to collect the amounts owed under the Revised Jamex Promissory Note, it could have a material and adverse effect on our cash flows, liquidity and results of operations.

On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee.

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

The indenture governing Ferrellgas Partners’ unsecured senior notes due June 15, 2020, which remain outstanding, contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units. Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2020, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.40x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018 while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended July 31, 2020, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions unless and until the Ferrellgas Partners Notes are restructured, refinanced or otherwise satisfied. While there can be no assurance of success, as part of our debt and interest expense reduction strategy, we are presently considering potential solutions to address the past due maturity of the Ferrellgas Partners Notes. The potential solutions include, among others, restructuring, refinancing or a transaction to exchange new notes for some or all of these notes.

Even if Ferrellgas Partners were not prohibited by its indenture from paying cash distributions to unitholders, a variety of other factors may limit its ability to pay such distributions, and we cannot provide any assurance as to when or in what amounts, if any, Ferrellgas will be able to pay such distributions. These other factors include limitations on the ability of the operating partnership to make distributions to Ferrellgas Partners under the terms of the operating partnership’s debt agreements and other factors described more fully in the risk factors below, as well as the actual amounts of our available cash. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. The actual amounts of available cash will depend upon numerous factors, including:

•	cash flow generated by operations;
•	weather in our areas of operation;
•	principal and interest payments made on our debt;
•	the costs of acquisitions, including related debt service payments;
•	restrictions contained in debt instruments;
•	issuances of debt and equity securities;
•	fluctuations in working capital;
•	capital expenditures;
•	adjustments in reserves made by our general partner in its discretion;
•	prevailing economic conditions; and

•	financial, business and other factors, a number of which are beyond our control.

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

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners. Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.70x.

Under the covenants in the indentures governing the operating partnership’s unsecured notes, if the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may still make restricted payments in limited amounts determined under the indentures governing the operating partnership’s unsecured notes. The distributions made by the operating partnership on June 15, 2019 and December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 were made from capacity under this limited exception to the ratio requirement under the indentures governing the operating partnership’s unsecured notes.

The indenture governing the operating partnership’s senior secured first lien notes due 2025 contains a similar but, in some respects, different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, the operating partnership generally may not make a restricted payment unless the operating partnership’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether the operating partnership’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of July 31, 2020, the operating partnership’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when the operating partnership does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of the operating partnership’s unsecured notes indentures.

As described above, Ferrellgas Partners’ unsecured notes due 2020 matured on June 15, 2020, and the outstanding principal amount of those notes was due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some capacity to make distributions under the operating partnership’s unsecured and secured notes indentures, this capacity will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 that was due at the maturity of those notes. Additionally, the restrictions in these indentures currently limit the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Ferrellgas Partners or the operating partnership may be unable to refinance their past due or other indebtedness at or prior to maturity or pay that indebtedness if it becomes due earlier than scheduled.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020, which remain outstanding and are classified as current in the consolidated financial statements. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Recognizing that achieving the elements that would be necessary to effectively restructure or refinance Ferrellgas Partners’ balance sheet is uncertain, our independent auditors have concluded that such uncertainty raises substantial doubt about our ability to continue as going concerns. We have engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist in our ongoing process to reduce existing debt and address our debt maturities. The successful outcome of our debt reduction strategy continues to remain uncertain.

The bankruptcy of Ferrellgas Partners would not constitute an event of default under the operating partnership’s indentures or otherwise accelerate the operating partnership’s notes, even though Ferrellgas Partners has provided a guarantee of the operating partnership’s senior secured notes and has pledged the limited partnership interests in the operating partnership that it holds to secure such note guarantee. The imposition of the automatic stay in a Ferrellgas Partners bankruptcy will prevent the collateral agent from (without relief from the bankruptcy court, which is only granted under certain circumstances) exercising remedies in respect of the pledged limited partnership interests during the pendency of the bankruptcy. In such a bankruptcy, as discussed further below, the holders of the operating partnership’s secured notes would be entitled to only a secured claim in the amount of the value of the pledged limited partnership interests, which is likely to be minimal, and an unsecured deficiency claim for the value of the excess of the guarantee claim’s principal amount. However, in a bankruptcy of Ferrellgas Partners, a discharge of Ferrellgas Partners’ note guarantee or the confirmation of a plan of reorganization free and clear of Ferrellgas Partners’ note guarantee would result in an event of default that would permit the holders to accelerate the operating partnership’s secured notes (which would, in turn, permit the holders of the operating partnership’s unsecured notes to accelerate such unsecured notes), except in the case of a plan of reorganization of Ferrellgas Partners that is accepted by the requisite percentage of holders of such secured notes (in amount and number) as required for class acceptance under the U.S. bankruptcy code.

If Ferrellgas Partners or the operating partnership is unable to meet its debt service obligations or other financial obligations, they could be forced to:

•	restructure or refinance their indebtedness;
•	enter into other necessary financial transactions;
•	once distributions are permitted, reduce or suspend Ferrellgas Partners’ distributions;
•	seek additional equity capital; or
•	sell their assets.

They may then be unable to obtain such financing or capital or sell their assets on satisfactory terms, if at all. Their failure to make payments, whether after acceleration of the due date of that indebtedness or otherwise, or our failure to refinance the indebtedness would impair their operating capacity and cash flows.

The operating partnership has utilized substantially all of its capacity and the capacity of its subsidiaries to incur secured indebtedness (other than certain refinancing indebtedness) that was available under the indentures governing the Ferrellgas Partners Notes and the operating partnership’s notes. Consequently, our ability to raise additional secured debt as part of a restructuring is significantly limited. Moreover, we do not have a revolving credit facility as part of our capital structure and, as a consequence, we are required to satisfy working capital needs through cash on our balance sheet, cash flows from operations and our accounts receivable securitization facility. See “—The availability of cash from our accounts receivable securitization facility may be affected by many factors, some of which are beyond our control,” “—Our ability to meet financial ratio requirements under our accounts receivable securitization facility may be affected by many factors, some of which are beyond our control, and any failure to meet such requirements could result in loss of our access to or termination of that facility” and “—If we are unable to access the financing markets, including through our accounts receivable securitization facility, it may adversely impact our business and liquidity.”

The availability of cash from our accounts receivable securitization facility may be affected by many factors, some of which are beyond our control.

We typically sell accounts receivable under our accounts receivable securitization facility to fund our working capital requirements and we no longer have a traditional secured credit facility to fund working capital requirements. We also issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. If we were to experience an unexpected significant increase in these requirements or have insufficient funds to fund operations, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

●	a significant increase in the wholesale cost of propane;
●	a significant reduction in the production of crude oil;
●	a significant delay in the collections of accounts and notes receivable;
●	increased volatility in energy commodity prices related to risk management activities;
●	increased liquidity requirements imposed by insurance providers;
●	a significant downgrade in our credit rating leading to decreased trade credit;
●	increased capital expenditure requirements;
●	a significant acquisition; or
●	a large uninsured unfavorable lawsuit result or settlement.

In addition, vendors may require additional collateral or limit credit to our operations given our capital structure, which will impose additional constraints and demands on our capital resources and limit our operational and financial flexibility. Our ability to enter leasing transactions at favorable terms could also be impacted.

As is typical in the propane industry, our retail customers do not pay upon receipt, but generally pay between 30 and 60 days after delivery. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with sales of accounts receivable under our accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder-than-normal winter weather may have on future working capital availability.

Our ability to meet financial ratio requirements under our accounts receivable securitization facility may be affected by many factors, some of which are beyond our control, and any failure to meet such requirements could result in loss of our access to or termination of that facility.

Our ability to satisfy financial ratio requirements under our accounts receivable securitization facility may be affected by events beyond our control. A breach of any of these financial ratios could result in a default under our accounts receivable securitization facility. See “—Restrictive covenants in the agreements governing our indebtedness and other financial obligations, including our accounts receivable securitization facility, may reduce our operating flexibility.”

The agreement governing our accounts receivable securitization facility requires us to maintain at least a fixed charge coverage ratio of not less than 1.00 to 1.00 and a secured leverage ratio of not greater than 3.00 to 1.00. If at any time we are not in compliance with these financial maintenance covenants or are otherwise in default under the agreement governing our accounts receivable securitization facility, we will be unable to access that facility for working capital or other cash requirements and the facility may be terminated.

In connection with our senior secured notes offering in April 2020, we terminated our Senior Secured Credit Facility, including the letter of credit sub-facility thereunder, and were required to cash-collateralize our letters of credit outstanding thereunder and make an $11.5 million cash deposit with the administrative agent under that facility. Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit or the $11.5 million cash deposit held by the administrative agent under our terminated Senior Secured Credit Facility may impact our liquidity.

In connection with the closing of our senior secured notes offering in April 2020, we terminated our Senior Secured Credit Facility, including the letter of credit sub-facility thereunder. We do not have in place a credit facility providing for the issuance of letters of credit, and we were required to provide cash collateral to secure all of the letters of credit outstanding under our terminated Senior Secured Credit Facility. Additionally, in connection with the repayment and termination of our Senior Secured Credit Facility, we were required to make an $11.5 million cash deposit with the administrative agent under that facility. As of July 31, 2020, we had $95.8 million of restricted cash, which includes $78.2 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, and $6.1 million of additional pledged collateral. Due to restrictions on the incurrence of indebtedness under the indentures governing our outstanding notes, we expect that, for the foreseeable future, we will continue to be required to cash collateralize all of our existing and future letters of credit. Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit or the $11.5 million cash deposit held by the administrative agent under our terminated Senior Secured Credit Facility may impact our liquidity.

Our substantial indebtedness and other financial obligations could impair our financial condition and our ability to satisfy our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2020, we had:

●	total indebtedness and other liabilities of approximately $2.5 billion;
●	total partners’ deficit of approximately $1.2 billion;
●	total potential availability under our accounts receivable securitization facility of approximately $11.0 million; and
●	aggregate future minimum rental commitments under non-cancelable leases of approximately $201.5 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2020 to 2029 that bear interest at rates ranging from 6.5% to 10.7%. As of July 31, 2020, the long-term obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

●	$502.1 million – 2021;
●	$476.4 million - 2022;
●	$501.0 million - 2023;
●	$0.3 million - 2024;

●	$700.2 million – 2025; and
●	$19 thousand - thereafter.

All of the indebtedness and other obligations described above are obligations of the operating partnership and do not include the Ferrellgas Partners Notes, which matured on June 15, 2020 but have not yet been repaid. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments — Forbearance Agreement with respect to Ferrellgas Partners’ 8.625% Unsecured Senior Notes due June 15, 2020” for additional discussion on the Ferrellgas Partners Notes. Also see “—Risks Related to our Business and Industry —There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations” and “—Ferrellgas Partners or the operating partnership may be unable to refinance its indebtedness at or prior to maturity or pay that indebtedness if it becomes due earlier than scheduled.”

Subject to the restrictions in the agreements governing the operating partnership’s indebtedness and other financial obligations and the indenture governing the Ferrellgas Partners Notes, we may incur significant additional indebtedness and other financial obligations from time to time, which may be secured and/or structurally senior to our existing notes, in order to finance working capital, capital expenditures, investments, acquisitions or for other purposes. If we do so, the risks related to our high level of indebtedness could intensify.

Our substantial indebtedness and other financial obligations, including our past due Ferrellgas Partners Notes and our upcoming debt maturities, could have important consequences to our security holders. For example, it could:

●	make it more difficult for us to satisfy our obligations with respect to our securities;
●	increase our vulnerability to general adverse economic and industry conditions;
●	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
●	result in higher interest expense in the event of increases in interest rates since some of our debt is, and will continue to be, at variable rates of interest;
●	impair our operating capacity and cash flows if we fail to comply with financial and restrictive covenants in our debt agreements and an event of default occurs as a result of that failure that is not cured or waived;
●	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, including issuing letters of credit and posting cash collateral, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures and other general corporate purposes;
●	limit our ability to borrow additional funds;
●	increase our cost of borrowing;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including, but not limited to, the divestiture or acquisition of assets; and
●	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

The indentures governing the Ferrellgas Partners Notes and the operating partnership’s notes and the agreement governing our accounts receivable securitization facility contain restrictive covenants that limit our ability to engage in activities that may be in our long term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Additionally, certain restrictive covenants will go into effect upon certain defaults or events of default or acceleration of our indebtedness and further limit our ability to incur or refinance debt or liens. See “—Risks Related to our Business and Industry—There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.”

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our ability to enter leasing transactions at favorable terms could also be impacted. The indentures governing the Ferrellgas Partners Notes and the operating partnership’s notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, although our operations are currently conducted primarily through the operating partnership and not through its subsidiaries, in the future we could conduct a substantial portion of our operations through the operating partnership’s subsidiaries, some of which are not guarantors under certain series of our notes and other indebtedness. If that were to occur, repayment of the operating partnership’s indebtedness could become dependent on the generation of cash flow by its subsidiaries and their ability to make such cash available to the operating partnership, by dividend, debt repayment or otherwise. Unless they are guarantors of that series of the operating partnership’s notes or other indebtedness, those subsidiaries do not and will not have any obligation to pay amounts due on such series of the operating partnership’s notes or other indebtedness or to make funds available for that purpose. The operating partnership’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable the operating partnership to make payments in respect of its indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit the operating partnership’s ability to obtain cash from its subsidiaries. Although the indentures governing the Ferrellgas Partners Notes and the operating partnership’s notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our indebtedness. See also “—Risks Related to our Business and Industry—The reorganization of Ferrellgas Partners or other actions that may be required to address the Ferrellgas Partners Notes that were due June 15, 2020 but remain outstanding and the upcoming maturities of the operating partnership’s notes may have an adverse impact on us and our operations.”

If we cannot make scheduled payments on our debt, we will be in default and holders of our notes could declare their respective notes to be due and payable and we could be forced into bankruptcy or liquidation.

We do not have a traditional revolver or senior credit facility. Accordingly, subject to limited ability to incur additional indebtedness, we will be required to satisfy working capital needs through cash on our balance sheet, cash flows from operations and our accounts receivable securitization.

Restrictive covenants in the agreements governing our indebtedness and other financial obligations, including our accounts receivable securitization facility, may reduce our operating flexibility.

The indenture governing the Ferrellgas Partners Notes and the agreements governing the operating partnership’s indebtedness and other financial obligations contain, and any indenture or other agreement that will govern indebtedness incurred by Ferrellgas Partners or the operating partnership in the future may contain, various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things:

●	incur additional indebtedness and guarantee indebtedness;
●	pay dividends or make other distributions, repurchase or redeem our units or other equity interests, or make other restricted payments;
●	prepay, redeem or repurchase certain debt;
●	issue certain preferred stock or similar equity securities;
●	make loans and investments;
●	create or incur liens;
●	sell assets;
●	enter into transactions with affiliates;
●	enter into agreements restricting the ability of our subsidiaries to pay dividends or distributions, make loans, incur guarantees, or transfer assets or interests in assets;
●	engage in sale-leaseback transactions;
●	consolidate, merge or sell all or substantially all of our assets; and
●	engage in other lines of business.

Certain of the agreements governing the operating partnership’s indebtedness impose additional restrictions after the occurrence and during the continuance of certain events of default.

These restrictions could limit the ability of Ferrellgas Partners, the operating partnership and our other subsidiaries to:

●	obtain future financings;
●	make needed capital expenditures;
●	withstand a future downturn in our business or the economy in general; or
●	conduct operations, compete effectively or otherwise take advantage of business opportunities that may arise.

The agreement governing our accounts receivable securitization facility requires, and some of the agreements governing our future indebtedness and other financial obligations may also require, the maintenance of specified financial ratios and the satisfaction of other financial conditions. Our ability to meet those financial ratios and conditions can be affected by unexpected downturns in business operations beyond our control, such as significantly warmer-than-normal weather, a volatile energy commodity cost environment, deterioration in credit quality of key business partners, or an economic downturn. Accordingly, we may be unable to meet these ratios and conditions. This failure could impair our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions, even if sufficient funds were available. See “—The availability of cash from our accounts receivable securitization facility may be affected by many factors, some of which are beyond our control,” “—Our ability to meet financial ratio requirements under our accounts receivable securitization facility may be affected by many factors, some of which are beyond our control, and any failure to meet such requirements could result in loss of our access to or termination of that facility” and “—If we are unable to access the financing markets, including through our accounts receivable securitization facility, it may adversely impact our business and liquidity.”

Our breach of any of these covenants or the operating partnership’s failure to meet any of these ratios or conditions could result in a default under the terms of the relevant indebtedness, which could cause such indebtedness or other financial obligations and, by reason of any cross-default provisions that may exist, any of Ferrellgas Partners’ or the operating partnership’s other existing or future debt, to become immediately due and payable. If we were unable to repay those amounts, the holders of such debt could initiate a bankruptcy proceeding or liquidation proceeding or, in the case of secured debt, proceed against their collateral in accordance with state law and the rights granted under the relevant debt agreements. If our lenders or noteholders accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations, including our outstanding notes and any future debt obligations.

The agreements governing the indebtedness of Ferrellgas Partners and the operating partnership contain important exceptions to the covenants, including the covenants that restrict our ability to sell assets, and we may utilize such exceptions.

The indentures governing the operating partnership’s notes and the Ferrellgas Partners Notes contain important exceptions to the covenants, including the covenants that restrict our ability to sell assets and make restricted payments. The indentures governing the operating partnership’s notes permit it to make certain limited restricted payments to Ferrellgas Partners in order to repay a limited amount of the Ferrellgas Partners Notes. We may utilize exceptions to sell assets as part of a restructuring and such asset sales may be on unfavorable terms. Furthermore, we also may use other exceptions to the covenants in our debt agreements to develop a comprehensive strategy for restructuring the indebtedness of Ferrellgas Partners and the operating partnership and its subsidiaries. See “—Risks Related to our Business and Industry—The reorganization of Ferrellgas Partners or other actions that may be required to address the Ferrellgas Partners Notes that were due June 15, 2020 but remain outstanding and the upcoming maturities of the operating partnership’s notes may have an adverse impact on us and our operations.”

Disruptions in the capital and credit markets, including the availability and cost of debt and equity issuances for liquidity requirements, may adversely affect our ability to meet long-term commitments and our ability to hedge effectively, any of which could adversely affect our results of operations, cash flows and financial condition.

We rely on our ability to access the capital and credit markets at rates and on terms reasonable to us. A disruption in the capital and credit markets could impair our ability to access capital and credit markets at rates and terms acceptable to us or at all. This could limit our ability to fund working capital needs, engage in risk management activities, refinance long-term debt at or in advance of maturities or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable or force us to take other aggressive actions, including continued suspension of our quarterly distributions, sales of assets or a restructuring on unfavorable terms.

Ferrellgas Partners and the operating partnership are required to distribute all of their available cash to their equity holders and Ferrellgas Partners and the operating partnership are not required to accumulate cash for the purpose of meeting their future obligations to holders of their debt securities, which may limit the cash available to service those debt securities.

Subject to the limitations on restricted payments and other covenants contained in the agreements governing the existing and future indebtedness of Ferrellgas Partners and the operating partnership, the partnership agreements of both Ferrellgas Partners and the operating partnership require us to distribute all of our available cash each fiscal quarter to our limited partners and our general partner and do not require us to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. As a result of these distribution requirements, we do not expect either Ferrellgas Partners or the operating partnership to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions and because we are not required to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership, such distributions could significantly reduce the cash available to us in subsequent periods to make payments on any debt securities of Ferrellgas Partners or the operating partnership.

The Ferrellgas Partners Notes are structurally subordinated to all indebtedness and other liabilities of the operating partnership and its subsidiaries.

The Ferrellgas Partners Notes are structurally subordinated to all existing and future claims of creditors of the operating partnership and its subsidiaries, including claims of:

●	the holders of the operating partnership’s indebtedness;
●	the lessors under the operating partnership’s operating leases;
●	the lenders and their affiliates under the operating partnership’s accounts receivable securitization facility; and
●	trade and other creditors of the operating partnership and its subsidiaries.

This structural subordination is due to the fact that the operating partnership and its subsidiaries are not guarantors or co-obligors of the Ferrellgas Partners Notes, and the obligations of Ferrellgas Partners under the Ferrellgas Partners Notes are non-recourse to the operating partnership and its subsidiaries and their respective assets. Accordingly, holders of the Ferrellgas Partners Notes have a claim as a creditor only against Ferrellgas Partners, and Ferrellgas Partners’ claim against the operating partnership and its subsidiaries is only as an equity holder in the operating partnership. As a result, upon any distribution in a bankruptcy, liquidation, reorganization or similar proceeding relating to Ferrellgas Partners or its property, the creditors of the operating partnership and its subsidiaries will be entitled to be paid in full before any payment may be made with respect to the Ferrellgas Partners Notes. Thereafter, holders of the Ferrellgas Partners Notes would share ratably in the remaining assets, if any, with any other creditors of Ferrellgas Partners, including its trade creditors and all other holders of its indebtedness. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of the Ferrellgas Partners Notes may therefore receive, if anything, less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2020, the operating partnership had approximately $2.5 billion of outstanding indebtedness and other liabilities to which the Ferrellgas Partners Notes structurally rank junior.

Ferrellgas Partners or the operating partnership may be unable to repurchase their notes upon a change of control, and it may be difficult to determine whether a change of control has occurred.

Upon the occurrence of a “change of control” under the indentures governing the notes of Ferrellgas Partners or the operating partnership, the applicable issuer or a third party will be required under the terms of the applicable indenture to make a change of control offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The applicable issuer may not have the financial resources to purchase its notes in that circumstance, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness. The obligation of the operating partnership to repay any accelerated indebtedness of the operating partnership will be structurally senior to the claims of holders of Ferrellgas Partners’ debt securities if Ferrellgas Partners defaults on its obligations to repurchase its debt securities upon a change of control. Future debt agreements may also contain similar provisions. In addition, future debt agreements of Ferrellgas Partners or the operating partnership may contain other restrictions on the ability of Ferrellgas Partners or the operating partnership to repurchase its notes upon a change of control. These restrictions could prevent the applicable issuer from satisfying its obligations to purchase its notes unless it is able to refinance the indebtedness or obtain waivers or consents from the holders of such indebtedness. The applicable issuer’s failure to make or consummate a change of control repurchase offer or pay the change of control purchase price when due would allow the trustee and the holders of the notes to declare the notes to be immediately due and payable.

In addition, certain important events, such as leveraged recapitalizations, may not constitute a “change of control” under our indentures that would require us to repurchase the notes, even though those corporate events could increase the level of our indebtedness or otherwise adversely affect our capital structure, credit ratings or the value of our notes.

The exercise by the holders of our notes of their right to require us to repurchase the notes pursuant to a change of control offer could cause a default under the agreements governing our other indebtedness, including future agreements, even if the change of control itself does not, due to the financial effect of such repurchases on us. In the event a change of control offer is required to be made at a time when we are prohibited from purchasing notes, we could attempt to refinance the indebtedness that contains such prohibitions. If we do not obtain a consent or repay such indebtedness, we will remain prohibited from purchasing notes. In that case, our failure to purchase tendered notes would constitute an event of default under one or more of our indentures which could, in turn, constitute a default under our other indebtedness. Finally, our ability to pay cash to the holders of our notes upon a repurchase may be limited by our then existing financial resources.

Additionally, the definition of “change of control” in the indenture governing the operating partnership’s senior secured notes contains an exception that permits, subject to certain conditions, holders of the Ferrellgas Partners Notes or the operating partnership’s unsecured senior notes to take a direct or indirect equity ownership interest, including a controlling stake, in the operating partnership or the general partner without triggering the requirement to repurchase the operating partnership’s senior secured notes. Certain of such transactions may still qualify as a “change of control” under the indentures governing our unsecured notes, and as a result we may be required to repurchase our unsecured notes at 101% of their principal amount without making a similar offer to the holders of the operating partnership’s senior secured notes.

We may not be able to clearly establish when a sale of all or substantially all of the assets has occurred under New York law.

One of the events that may constitute a change of control is a sale of all or substantially all our assets. The meaning of “substantially all” varies according to the facts and circumstances of the subject transaction and has no clearly established meaning under New York law, which is the law that governs our indentures. This ambiguity as to when a sale of substantially all of our assets has occurred may result in uncertainty regarding whether a change of control has occurred and whether an obligation to offer to repurchase our notes has been triggered.

Our common units are no longer listed on the New York Stock Exchange and are instead traded on the OTC Pink Market. The OTC Pink Market has less liquidity than the NYSE and unitholders may face limited availability of market quotations for our common units, reduced liquidity for the trading of our common units and potentially lower trading prices for our common units.

As previously announced, we were notified by the NYSE that we were not in compliance with its continued listing standards because the average closing price of our common units over a consecutive 30-day trading period was less than $1.00 per unit. After failing to regain compliance, we withdrew the listing of our common units from the NYSE, effective January 2020.

We may not be able to relist our common units on the NYSE or another national securities exchange and we expect our common units to be quoted on the OTC Pink Market for the foreseeable future. Unitholders may face limited availability of market quotations for our common units, reduced liquidity for the trading of our common units and potentially lower trading prices for our common units. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future, and it could impair our ability to provide equity incentives to our employees. There can be no assurance that the trading market for our common units will improve in the future or that any improvement will be sustained.

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

Our existing debt securities are not, and we do not expect that any debt securities we may issue in the future to be, listed on any securities exchange quoted through any automated quotation system. An established market for our debt securities may not develop, or if one does develop, it may not be maintained. Although underwriters may advise us that they intend to make a market in our debt securities, they are not obligated to do so and may discontinue such market-making activity at any time without notice. In addition, market-making activity is subject to the limits imposed by the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these reasons, we cannot assure a debt holder that:

●	a liquid market for the debt securities will develop;
●	a debt holder will be able to sell its debt securities; or
●	a debt holder will receive any specific price upon any sale of its debt securities.

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

Subject to the restrictions on distributions in the applicable indentures as discussed above, our general partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as “available cash.” Part of this discretion comes from the ability of our general partner to establish and make additions to our reserves. Decisions as to amounts to be placed in or released from reserves have a direct impact on the amount of available cash for distributions because increases and decreases in reserves are taken into account in computing available cash. Funds within or added to our reserves are not considered to be “available cash” and are therefore not required to be distributed. Each fiscal quarter, our general partner may, in its reasonable discretion, determine the amounts to be placed in or released from reserves, subject to restrictions on the purposes of the reserves. Reserves may be made, increased or decreased for any proper purpose, including, but not limited to, reserves:

●	to comply with the terms of any of our agreements or obligations, including the establishment of reserves to fund the payment of interest and principal in the future of any debt securities of Ferrellgas Partners or the operating partnership;
●	to provide for level distributions of cash notwithstanding the seasonality of our business; and
●	to provide for future capital expenditures and other payments deemed by our general partner to be necessary or advisable.

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

All common units held by a person or group that owns 20% or more of Ferrellgas Partners’ common units cannot be voted. This provision may:

●	discourage a person or group from attempting to remove our general partner or otherwise change management; and
●	reduce the price at which our common units will trade under various circumstances.

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

Unitholders will have no right to elect our general partner, or the directors of our general partner on an annual or other continuing basis. Our general partner may not be removed except pursuant to:

●	the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the common units owned by our general partner and its affiliates; and
●	upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding common units entitled to vote.

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

The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right, or the exercise of the right by the limited partners as a group, to:

●	remove or replace our general partner;
●	make specified amendments to our partnership agreements; or
●	take other action pursuant to our partnership agreements that constitutes participation in the “control” of our business, then the limited partners could be held liable in some circumstances for our obligations to the same extent as a general partner.

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

The partnership agreements of Ferrellgas Partners and the operating partnership contain language limiting the liability of our general partner to us and to our unitholders. For example, those partnership agreements provide that:

●	the general partner does not breach any duty to us or our unitholders by borrowing funds or approving any borrowing; our general partner is protected even if the purpose or effect of the borrowing is to increase incentive distributions to our general partner;
●	our general partner does not breach any duty to us or our unitholders by taking any actions consistent with the standards of reasonable discretion outlined in the definitions of available cash and cash from operations contained in our partnership agreements; and
●	our general partner does not breach any standard of care or duty by resolving conflicts of interest unless our general partner acts in bad faith.

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

Matters in which, and reasons that, such conflicts of interest may arise include:

●	decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

●	borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, which is currently our general partner;

●	we do not have any employees and rely solely on employees of our general partner and its affiliates;

●	under the terms of the partnership agreements of Ferrellgas Partners and the operating partnership, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in providing employees to the operating partnership and rendering corporate staff and support services to us;

●	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

●	neither the partnership agreements of Ferrellgas Partners and the operating partnership nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arm’s-length negotiations;

●	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

●	the partnership agreements of Ferrellgas Partners and the operating partnership permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

●	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations against itself or such affiliates;

●	our general partner may exercise its limited right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

●	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

●	our general partner and its affiliates have no obligation to present business opportunities to us;

●	our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however, our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

●	James E. Ferrell is the Interim Chief Executive Officer and President of our general partner and the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions in the ordinary course of our business. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer or director of our general partner, including with respect to our relationship and conduct of business with any of Mr. Ferrell’s companies.

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

In general, our unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our business during our taxable year. However, under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), for taxable years beginning after December 31, 2017, the deductibility of net interest expense is limited to the sum of our business interest income and 30% (or 50% for 2020, as amended by the CARES Act) of our “adjusted taxable income”. For tax years beginning after December 31, 2017 and before January 1, 2022, the Tax Act calculates adjusted taxable income using an EBITDA-based calculation. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization. Any business interest expense disallowed at the partnership level is then generally carried forward and may be deducted in a succeeding taxable year by a unitholder, in accordance with the unitholder’s applicable tax laws. These limitations might cause interest expense to be deducted by our unitholders in a later period than recognized in the GAAP financial statements.

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

Matters in which, and reasons that, such conflicts of interest may arise include:

●	decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;
●	borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, which is currently our general partner;
●	we do not have any employees and rely solely on employees of our general partner and its affiliates;
●	under the terms of the partnership agreements of Ferrellgas Partners and the operating partnership, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;
●	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

●	neither the partnership agreements of Ferrellgas Partners and the operating partnership nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arm’s-length negotiations;
●	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;
●	the partnership agreements of Ferrellgas Partners and the operating partnership permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;
●	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations against itself or such affiliates;
●	our general partner may exercise its limited right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;
●	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;
●	our general partner and its affiliates have no obligation to present business opportunities to us;
●	our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however, our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and
●	James E. Ferrell is the Interim Chief Executive Officer and President of our general partner and the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions in the ordinary course of our business. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer or director of our general partner, including with respect to our relationship and conduct of business with any of Mr. Ferrell’s companies.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

We own or lease the following transportation equipment at July 31, 2020:

	% Owned	% Leased	Approximate Total
Truck tractors	56%	44%	160
Propane transport trailers	100%	—%	220
Portable tank delivery trucks	43%	57%	630
Portable tank exchange delivery trailers	89%	11%	650
Bulk propane delivery trucks	42%	58%	1,510
Pickup and service trucks	57%	43%	1,100
Passenger vehicles	26%	74%	190
Other trailers	100%	—%	10
Railroad tank cars	—%	100%	40

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. At July 31, 2020, our propane distribution locations were comprised of 79 service centers and 906 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 126 company-owned distributors and 6 independently-owned distributors at July 31, 2020. In addition, we had 11 company-owned portable tank exchange production facilities at July 31, 2020.

We owned approximately 49.9 million gallons of propane storage capacity at our propane distribution locations at July 31, 2020. We owned our land and buildings in the local markets of approximately 60% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2020.

We owned approximately 0.8 million propane tanks at July 31, 2020, most of which are located on customer property and rented to those customers. We also owned approximately 4.3 million portable propane cylinders at July 31, 2020, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2020, we leased approximately 57.8 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

At July 31, 2020, we leased 73,988 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area.

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

PART II

ITEM 5.       MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the OTC Pink Market under the symbol “FGPR” as of July 31, 2020 and were listed on the New York Stock Exchange (the “NYSE”) under the symbol “FGP” as of July 31, 2019.

As of August 31, 2020, we had 399 common unitholders of record. That common unitholder figure does not include a substantially greater number of holders who are “street name” or beneficial holders and whose units are held of record by banks, brokers, and other institutions.

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

As more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Covenants,” the indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, make distribution payments to our common unitholders. If we are unsuccessful with our strategy to reduce debt and interest expense, we will continue to be restricted from making distribution payments to our common unitholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Forbearance Agreement with respect to Ferrellgas Partners’ 8.625% Unsecured

Senior Notes due June 15, 2020” above for additional discussion on the Ferrellgas Partners Notes.

Recent Sales of Unregistered Equity Securities

There were none during fiscal 2020.

Purchases of Equity Securities

There were none during the fourth quarter of fiscal 2020.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest, in the operating partnership. All of the common equity of Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2020, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2020 or fiscal 2019. The operating partnership may distribute cash to its partners at least four times per fiscal year, as well as any other time necessary (including in connection with acquisitions). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” for a discussion of its distributions during fiscal 2020. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

None.

ITEM 6.      SELECTED FINANCIAL DATA.

Ferrellgas qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item. Ferrellgas has elected to provide select data for the fiscal years ended July 31, 2020 and 2019. The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2020	2019
Income statement data:
Total revenues	$1,497,826	$1,684,392
Interest expense	192,962	177,619
Loss on asset sales and disposals	7,924	10,968
Net loss attributable to Ferrellgas Partners, L.P.	(82,499)	(64,247)
Basic and diluted net loss per common unitholders’ interest	(0.84)	(0.65)

Balance sheet data:
Working capital deficiency (1)	$(546,043)	$(666,978)
Total assets	1,668,190	1,262,959
Current portion of long-term debt (2)	859,095	631,756
Long-term debt	1,646,396	1,457,004
Partners' deficit	(1,208,268)	(1,138,938)

Operating data (unaudited):
Propane sales volumes (gallons)	873,546	904,832

Capital expenditures:
Maintenance	$23,013	$47,053
Growth	41,728	56,145
Acquisition	11,170	15,170
Total	$75,911	$118,368

Supplemental data (unaudited):
Adjusted EBITDA (a)	$265,480	$230,023

(1)	Working capital is the sum of current assets less current liabilities.
(2)	As of July 31, 2019, this includes the $275.0 million term loan under our Senior Secured Credit Facility that was then classified as current. As of July 31, 2020, the Senior Secured Credit Facility was terminated. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion.

	Ferrellgas Partners, L.P.

Reconciliation of Net loss attributable to Ferrellgas Partners, L.P. to EBITDA, Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders and Distributable cash flow excess:

	Year Ended July 31,
(amounts in thousands)	2020	2019
Net loss attributable to Ferrellgas Partners, L.P.	$(82,499)	$(64,247)
Income tax expense	851	323
Interest expense	192,962	177,619
Depreciation and amortization expense	80,481	78,846
EBITDA	191,795	192,541
Non-cash employee stock ownership plan compensation charge	2,871	5,693
Loss on asset sales and disposals	7,924	10,968
Loss on extinguishment of debt	37,399	—
Other (income) expense, net	460	(369)
Severance costs	740	1,600
Legal fees and settlements related to non-core businesses	7,308	18,364
Provision for doubtful accounts related to non-core businesses	17,325	—
Multi-employer pension plan withdrawal settlement	—	1,524
Lease accounting standard adjustment and other	161	—
Net loss attributable to non-controlling interest	(503)	(298)
Adjusted EBITDA (a)	265,480	230,023
Net cash interest expense (b)	(182,246)	(164,790)
Maintenance capital expenditures (c)	(23,240)	(46,774)
Cash paid for taxes	(289)	(141)
Proceeds from certain asset sales	3,997	4,249
Distributable cash flow attributable to equity investors (d)	63,702	22,567
Distributable cash flow attributable to general partner and non-controlling interest	(1,274)	(451)
Distributable cash flow attributable to common unitholders (e)	62,428	22,116
Distributions paid to common unitholders	—	(9,715)
Distributable cash flow excess (f)	$62,428	$12,401

(a)	Adjusted EBITDA is a non-GAAP measure. It is calculated as net loss attributable to Ferrellgas Partners, L.P. before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on extinguishment of debt, loss on asset sales and disposals, other (income) expense, net, severance costs, legal fees and settlements related to non-core businesses, provision for doubtful accounts related to non-core businesses, multi-employer pension plan withdrawal settlement, lease accounting standard adjustment and other and net loss attributable to non-controlling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to Adjusted EBITDA or similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.
(b)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.
(c)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and, from time to time, can include the purchase of assets that are typically leased.
(d)	Distributable cash flow attributable to equity investors is a non-GAAP measure. It is calculated as Adjusted EBITDA minus net cash interest expense, maintenance capital expenditures, and cash paid for taxes, plus proceeds from certain asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors should be viewed in conjunction with measurements that are computed in accordance with GAAP.
(e)	Distributable cash flow attributable to common unitholders is a non-GAAP measure. It is calculated as Distributable cash flow attributable to equity investors minus distributable cash flow attributable to general partner and non-controlling interest. Management considers distributable cash flow attributable to common unitholders a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow attributable to common unitholders, as management defines it, may not be comparable to distributable cash flow attributable to common unitholders or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow attributable to common unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to common unitholders should be viewed in conjunction with measurements that are computed in accordance with GAAP.
(f)	Distributable cash flow excess is a non-GAAP measure. It is calculated as Distributable cash flow attributable to common unitholders minus Distributions paid to common unitholders. Distributable cash flow excess, if any, is retained to establish reserves for future distributions, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand, or borrowings under our accounts receivable securitization facility or, previously, under our terminated Senior Secured Credit Facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to distributable cash flow excess or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

	Ferrellgas, L.P.
	Year Ended July 31,
	2020	2019
Income statement data:
Total revenues	$1,497,826	$1,684,392
Interest expense	159,889	142,635
Net loss	(49,764)	(29,517)

Balance sheet data:
Working capital deficiency (1)	$(169,766)	$(308,443)
Total assets	1,668,137	1,262,833
Current portion of long-term debt (2)	502,095	277,029
Long-term debt	1,646,396	1,457,004
Partners' deficit	(831,991)	(780,403)

Operating data (unaudited):
Propane sales volumes (gallons)	873,546	904,832

Capital expenditures:
Maintenance	$23,013	$47,053
Growth	41,728	56,145
Acquisition	11,170	15,170
Total	$75,911	$118,368

Supplemental data (unaudited):
Adjusted EBITDA (a)	$265,596	$230,037

(1)	Working capital is the sum of current assets less current liabilities.
(2)	As of July 31, 2019, this includes the $275.0 million term loan under our Senior Secured Credit Facility that was reclassified from long-term to current. As of July 31, 2020, the Senior Secured Credit Facility was terminated. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion.

	Ferrellgas, L.P.
Reconciliation of Net Loss to	Year Ended July 31,
EBITDA and Adjusted EBITDA:	2020	2019
Net loss	$(49,764)	$(29,517)
Income tax expense	802	293
Interest expense	159,889	142,635
Depreciation and amortization expense	80,481	78,846
EBITDA	191,408	192,257
Non-cash employee stock ownership plan compensation charge	2,871	5,693
Loss on extinguishment of debt	37,399	—
Loss on asset sales and disposals	7,924	10,968
Other (income) expense, net	460	(369)
Provision for doubtful accounts related to non-core businesses	17,325	—
Severance costs	740	1,600
Legal fees and settlements related to non-core businesses	7,308	18,364
Lease accounting standard adjustment	161	—
Multi-employer pension plan withdrawal settlement	—	1,524
Adjusted EBITDA (a)	$265,596	$230,037

(a)	Adjusted EBITDA is a non-GAAP measure. It is calculated as net loss, income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge loss on extinguishment of debt, loss on asset sales and disposals, other (income) expense, net, provision for doubtful accounts related to non-core businesses, severance costs, legal fees and settlements related to non-core businesses, lease accounting standard adjustment and multi-employer pension plan withdrawal settlement. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to Adjusted EBITDA or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Our capital expenditures fall generally into three categories:

●	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;
●	growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity; and
●	acquisition capital expenditures, which include expenditures related to the acquisition of propane operations and related equipment sales and represent the total cost of acquisitions less working capital acquired.

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

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our audited historical consolidated financial statements and accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K.

The discussions set forth in this section generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists one material difference between Ferrellgas Partners and the operating partnership: Ferrellgas Partners has outstanding $357.0 million aggregate principal amount of 8.625% unsecured senior notes due June 15, 2020 and, accordingly, has interest expense that the operating partnership does not have. Ferrellgas Partners’ access to liquidity is dependent on distributions from the operating partnership. See the statements of operations in their respective consolidated financial statements.

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

Forbearance Agreement with respect to Ferrellgas Partners’ 8.625% Unsecured Senior Notes due June 15, 2020

We have engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist in our ongoing process to reduce existing debt and address our debt maturities. On June 7, 2020, Ferrellgas Partners and additional Ferrellgas entities entered into a Forbearance Agreement (the “Forbearance Agreement”) with the beneficial owners (or nominees, investment managers, advisors or subadvisors for the beneficial owners, collectively referred to as the “Forbearing Noteholders”) of approximately 77% of the aggregate principal amount of Ferrellgas Partners’ 8.625% unsecured senior notes due June 15, 2020, pursuant to which the Forbearing Noteholders agreed to forbear from exercising any default-related rights and remedies with respect to the Ferrellgas Partners Notes and to direct the trustee thereunder not to take any remedial action. The forbearance period under the Forbearance Agreement expired on August 15, 2020. Following the expiration of the forbearance period, discussions with representatives of the Forbearing Noteholders have continued.

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

Ferrellgas Partners, L.P., the master limited partnership

The indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units. Ferrellgas Partners continues to comply with the restrictive covenants with respect to the $357.0 million aggregate principal amount of its unsecured senior notes due June 15, 2020 as Ferrellgas Partners continues to negotiate with the Forbearing Noteholders. Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2020, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.40x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended July 31, 2020, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. While there can be no assurance of success, as part of our debt and interest expense reduction strategy, we are presently considering potential solutions to address the recent maturity of the outstanding notes of Ferrellgas Partners due 2020. The potential solutions include, among others, restructuring, refinancing or a transaction to exchange new notes for some or all of these notes. See “Recent Developments – Forbearance Agreement with respect to Ferrellgas Partners’ 8.625% Unsecured Senior Notes due June 15, 2020” above.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants in the indentures governing the operating partnership’s notes, subject to the limited exceptions described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.70x.

Under the covenants in the indentures governing the operating partnership’s unsecured notes, if the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may still make restricted payments in limited amounts determined under the indentures governing the operating partnership’s unsecured notes. The distributions made by the operating partnership on June 15, 2019 and December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 were made from capacity under this limited exception to the ratio requirement under the indentures governing the operating partnership’s unsecured notes.

The indenture governing the operating partnership’s senior secured first lien notes due 2025 contains a similar but, in some respects, different restricted payments covenant.  The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x.  In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, the operating partnership generally may not make a restricted payment unless the operating partnership’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events.  The consolidated leverage ratio test applies regardless of whether the operating partnership’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x.  As of July 31, 2020, the operating partnership’s consolidated leverage ratio was substantially in excess of 5.5x.  Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures.  However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when the operating partnership does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of the operating partnership’s unsecured notes indentures.

With respect to the operating partnership notes, on or about June 24, 2020, a majority of the holders of the outstanding principal amount of each of the (i) 6.50% unsecured senior notes due 2021 (the “2021 Notes”), (ii) 6.75% unsecured senior notes due 2022 (the “2022 Notes”) and (iii) 6.75% unsecured senior notes due 2023 (the “2023 Notes”) issued by Ferrellgas, L.P. and Ferrellgas Finance Corp. delivered a notice to Ferrellgas, L.P., pursuant to the terms of the applicable indentures, removing the existing indenture trustee for such series of notes. In accordance with the terms of the applicable indentures, Ferrellgas, L.P. is in the process of appointing a successor trustee for each series.

As described above, Ferrellgas Partners’ unsecured notes due 2020 matured on June 15, 2020, and the outstanding principal amount of those notes was due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some capacity to make distributions under the operating partnership’s unsecured and secured notes indentures, this capacity will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 that was due at the maturity of those notes. Additionally, the restrictions in these indentures currently limit the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction strategy

We continue to pursue a strategy to reduce our debt and interest expense. Opportunities include the generation of additional cash flows through accretive acquisitions, continued restructuring or refinancing of existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. We expect to maintain our debt and interest expense reduction strategy until our consolidated leverage ratio reaches a level that we deem appropriate for our business. See “Risk Factors –Risks Related to our Business and Industry –There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.”

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

On September 1, 2016, we entered into a Secured Promissory Note with Jamex (the “Jamex Secured Promissory Note”) pursuant to which Jamex agreed to pay us a principal amount of $49.5 million plus interest, which principal amount was due over time pursuant to an amortization schedule and with a final maturity date of December 17, 2021. Jamex’s obligations under the Jamex Secured Promissory Note were fully guaranteed by certain subsidiaries and affiliates of Jamex, and were partially guaranteed (up to a maximum of $20 million) by James Ballengee, the individual owner of Jamex, and another entity owned by Mr. Ballengee. The Jamex Secured Promissory Note obligations of Jamex and those other fully guaranteeing entities were secured by certain assets owned by those entities, actively traded marketable securities and cash, which were held in a controlled account and were subject to seizure by us in the event of default. The operating partnership also agreed to provide Jamex with a $5.0 million revolving secured working capital facility evidenced by a revolving promissory note (the “Jamex Revolving Promissory Note”).

On June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, terminated and cancelled the Jamex Secured Promissory Note, the joint guarantee, and the Jamex Revolving Promissory Note. In connection with the termination and cancellation of such agreements, (1) Mr. Ballengee and Jamex paid Ferrellgas $16.3 million towards the remaining balance due under the Jamex Secured Promissory Note and Mr. Ballengee executed a new unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”), (2) Bacchus, a company controlled by Mr. Ballengee, executed a guaranty agreement to guarantee Mr. Ballengee’s obligations under the Revised Jamex Promissory Note, (3) Ferrellgas agreed to dismiss without prejudice certain indemnification claims against Jamex and any affiliates of Jamex related to the Eddystone litigation and to toll the statute of limitations with respect thereto, and to dismiss with prejudice the tortious interference claim asserted by Ferrellgas against Mr. Ballengee related to the Eddystone litigation, and (4) Mr. Ballengee agreed to dismiss with prejudice, or cause to be dismissed, all counterclaims by him or his affiliates, as the case may be, with respect to such actions.

On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee.

Distributions

As discussed above, no distributions will be paid to common unitholders for the three months ended July 31, 2020, and the general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. See Item 1A. “Risk Factors - Risks Inherent in an Investment in our Debt Securities or our Common Units and Other Risks Related to Our Capital Structure and Financing Arrangements” and see above under the subheading “Financial covenants” for discussion related to our distributions.

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

Propane operations and related equipment sales

Based on our propane sales volumes in fiscal 2020, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2020 and 2021 sales commitments and, as of July 31, 2020, we have experienced net mark-to-market losses of approximately $2.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2020, we estimate 84% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

For the years ended July 31, 2020 and 2019

Weather in the more highly concentrated geographic areas we serve for fiscal 2020 was approximately 4% warmer than normal, and 8% warmer than fiscal 2019. We estimate retail gallons decreased approximately 19 million gallons due to warmer weather. Additionally, gross margin, operating income and Adjusted EBITDA were also negatively impacted by warmer weather.

During fiscal 2020, we generated a net loss attributable to Ferrellgas Partners, L.P. of $82.5 million, compared to a net loss attributable to Ferrellgas Partners, L.P. of $64.2 million during fiscal 2019. This increase in net losses reflects a $37.4 million loss on extinguishment of debt, a $15.3 million increase in interest expense and a $9.9 million increase in “Operating, general and administrative expense”. These items were partially offset by a $36.4 million increase in "Gross margin - Propane and other gas liquid sales" and a $4.9 million increase in “Gross margin - other”. “Operating, general and administrative expense” increased due to a $24.2 million increase in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $14.2 million decrease in “General and administrative expense”. These results primarily reflect the effects of a one-time $17.5 million loss related to a provision for doubtful accounts related to non-core businesses, and legal fees and settlements related to non-core businesses of $7.3 million and $18.4 million during fiscal 2020 and fiscal 2019, respectively.

“Interest expense” for Ferrellgas Partners increased $15.3 million primarily due to increased borrowings related to the issuance in April 2020 of our new $700.0 million senior secured notes, which replaced our terminated Senior Secured Credit Facility, paid down the amounts borrowed on our accounts receivable facility and provided more than $250.0 million of additional liquidity and capital resources. The higher interest rate on the new senior secured notes contributed $3.1 million of the increase in interest expense.

Distributable cash flow attributable to equity investors increased to $63.7 million in fiscal 2020 compared to $22.6 million in fiscal 2019, primarily due to a $35.5 million increase in our Adjusted EBITDA, a $23.5 million decrease in our maintenance capital expenditures, as discussed below in “Operating results for the years ended July 31, 2020 and 2019”, partially offset by a $17.5 million increase in cash interest expense. This decrease in maintenance capital expenditures primarily related to the purchase of new propane delivery trucks in fiscal 2019.

Distributable cash flow excess increased to $62.4 million in fiscal 2020 as compared to $12.4 million in fiscal 2019, primarily due to a $35.5 million increase in our Adjusted EBITDA, a $23.5 million decrease in our maintenance capital expenditures and a $9.7 million decrease in distributions to common unitholders, partially offset by a $17.5 million increase in cash interest expense, each as discussed above.

Consolidated Results of Operations

	Year ended July 31,
(amounts in thousands)	2020	2019
Total revenues	$1,497,826	$1,684,392

Total cost of sales	686,056	913,922

Operating expense	493,055	468,868
Depreciation and amortization expense	80,481	78,846
General and administrative expense	45,752	59,994
Equipment lease expense	33,017	33,073
Non-cash employee stock ownership plan compensation charge	2,871	5,693
Loss on asset sales and disposals	7,924	10,968
Operating income	148,670	113,028
Interest expense	(192,962)	(177,619)
Loss on extinguishment of debt	(37,399)	—
Other income (expense), net	(460)	369
Loss before income taxes	(82,151)	(64,222)
Income tax expense	851	323
Net loss	(83,002)	(64,545)
Net loss attributable to noncontrolling interest	(503)	(298)
Net loss attributable to Ferrellgas Partners, L.P.	(82,499)	(64,247)
Less: General partner's interest in net loss	(825)	(642)
Common unitholders' interest in net loss	$(81,674)	$(63,605)

Non-GAAP Financial Measures

In this Annual Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net loss attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on extinguishment of debt, loss on asset sales and disposals, other income (expense), net, severance costs, legal fees and settlements related to non-core businesses, provision for doubtful accounts related to non-core businesses, multi-employer pension plan withdrawal settlement, lease accounting standard adjustment and other and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to Adjusted EBITDA or similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Distributable Cash Flow Excess. Distributable cash flow excess is calculated as Distributable cash flow attributable to common unitholders minus Distributions paid to common unitholders. Distributable cash flow excess, if any, is retained to establish reserves for future distributions, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand or borrowings under our accounts receivable securitization facility or, previously, under our terminated Senior Secured Credit Facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to distributable cash flow excess or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders and Distributable cash flow excess to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the fiscal years indicated:

	Year Ended July 31,
(amounts in thousands)	2020	2019
Net loss attributable to Ferrellgas Partners, L.P.	$(82,499)	$(64,247)
Income tax expense	851	323
Interest expense	192,962	177,619
Depreciation and amortization expense	80,481	78,846
EBITDA	191,795	192,541
Non-cash employee stock ownership plan compensation charge	2,871	5,693
Loss on asset sales and disposals	7,924	10,968
Loss on extinguishment of debt	37,399	—
Other income (expense), net	460	(369)
Severance costs	740	1,600
Legal fees and settlements related to non-core businesses	7,308	18,364
Provision for doubtful accounts related to non-core businesses	17,325	—
Multi-employer pension plan withdrawal settlement	—	1,524
Lease accounting standard adjustment and other	161	—
Net loss attributable to noncontrolling interest	(503)	(298)
Adjusted EBITDA	265,480	230,023
Net cash interest expense (a)	(182,246)	(164,790)
Maintenance capital expenditures (b)	(23,240)	(46,774)
Cash paid for taxes	(289)	(141)
Proceeds from certain asset sales	3,997	4,249
Distributable cash flow attributable to equity investors	63,702	22,567
Distributable cash flow attributable to general partner and non-controlling interest	(1,274)	(451)
Distributable cash flow attributable to common unitholders	62,428	22,116
Less: Distributions paid to common unitholders	—	(9,715)
Distributable cash flow excess	$62,428	$12,401

(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and, from time to time, can include the purchase of assets that are typically leased.

Operating Results for the years ended July 31, 2020 and 2019

Propane operations and related equipment sales

The following table summarizes propane sales volumes and Adjusted EBITDA results of our propane operations and related equipment sales segment for the fiscal years indicated:

	2020	2019	Increase (Decrease)
As of July 31,
Retail customers	713,208	689,370	23,838	3%
Tank exchange selling locations	59,460	55,090	4,370	8%

(amounts in thousands)
Year ended July 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	638,017	672,266	(34,249)	(5)%
Wholesale - Sales to Resellers	235,529	232,566	2,963	1%
	873,546	904,832	(31,286)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$964,087	$1,128,991	$(164,904)	(15)%
Wholesale - Sales to Resellers	430,435	419,349	11,086	3%
Other Gas Sales (a)	21,269	60,518	(39,249)	(65)%
Other (b)	82,035	75,534	6,501	9%
Propane and related equipment revenues	$1,497,826	$1,684,392	$(186,566)	(11)%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$527,191	$523,797	$3,394	1%
Wholesale - Sales to Resellers (a)	215,547	182,545	33,002	18%
Other (b)	69,032	64,128	4,904	8%
Propane and related equipment gross profit	$811,770	$770,470	$41,300	5%

Operating, general and administrative expense (d)	$538,807	$528,862	$9,945	2%
Operating expense - equipment lease expense	33,017	33,073	(56)	(0)%

Operating income	$148,670	$113,028	$35,642	32%

Depreciation and amortization expense	80,481	78,846	1,635	2%
Non-cash employee stock ownership plan compensation charge	2,871	5,693	(2,822)	(50)%
Loss on asset sales and disposals	7,924	10,968	(3,044)	(28)%
Multi-employer pension plan withdrawal settlement	—	1,524	(1,524)	(100)%
Legal fees and settlements related to non-core businesses	7,308	18,364	(11,056)	(60)%
Provision for doubtful accounts related to non-core businesses	17,325	—	17,325	100%
Severance costs	740	1,600	(860)	(54)%
Lease accounting standard adjustment and other (e)	161	—	161	100%
Adjusted EBITDA	$265,480	$230,023	$35,457	15%

NM - Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.

(b)	Other primarily includes appliance and material sales, and to a lesser extent various customer fee income.
(c)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(d)	Operating, general and administrative expenses are included in the calculation of Adjusted EBITDA. General and administrative expense includes only certain items that were directly attributable to the propane operations and related equipment sales segment.
(e)	Lease accounting standard adjustments reflects the additional expense recognized in excess of cash paid.

Weather in the more highly concentrated geographic areas we serve for fiscal 2020 was approximately 4% warmer than normal, and 8% warmer than fiscal 2019. Retail gallons decreased approximately 19 million gallons due to warmer weather, partially offset by efforts to increase market share.

Propane sales volumes during fiscal 2020 decreased 3%, or 31.3 million gallons, from fiscal 2019 primarily due to decreased sales volumes to retail customers. The decrease in propane sales volumes to retail customers was due to the warmer weather and due to the widespread slowdown of the economy due to COVID-19, both as discussed above, partially offset by the 3% increase in retail customer count. Although wholesale sales gallons experienced a slight increase compared to fiscal 2019, tank exchange gallons increased 14% due to increased residential demand in connection with quarantine orders due to COVID-19. This increase was offset by an 8% decline in volumes of bulk propane sold to our wholesale customers primarily due to the widespread slowdown of the economy due to COVID-19, and to a lesser extent the effects of warmer weather.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during fiscal 2020 averaged 40% less than fiscal 2019, while at the Conway, Kansas major supply point prices averaged 33% less than fiscal 2019. The wholesale market price at Mt. Belvieu, Texas averaged $0.43 and $0.72 per gallon during fiscal 2020 and fiscal 2019, respectively, while the wholesale market price at Conway, Kansas averaged $0.40 and $0.60 per gallon during fiscal 2020 and fiscal 2019, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon and therefore revenues, but an increase in gross margin per gallon.

Revenues

Retail sales decreased $164.9 million compared to fiscal 2019. This decrease resulted from a $107.4 million decrease in sales price per gallon, as discussed above, as well as decreases in sales due to warmer weather of approximately $30.0 million and due to the economic slowdown, both as discussed above, partially offset by increases related to the 3% increase in customer count.

Wholesale sales increased $11.1 million compared to fiscal 2019. This increase resulted from increases in tank exchange sales volumes as discussed above. This increase was partially offset by a $23.4 million decrease in sales price per gallon, as discussed above, and the adverse impact to fixed price contracts due to increased competitive pressures. This is a trend that continues from fiscal 2019.

Other gas sales decreased $39.2 million compared to fiscal 2019 primarily due to both decreased sales volumes and decreased sales price per gallon, both as discussed above.

Other revenues increased $6.5 million compared to fiscal 2019 primarily due to a $2.9 million one-time federal refund of fuel excise tax, increased material and appliance sales and increased fees from service labor related to the 3% increase in retail customer count as discussed above.

Gross margin - Propane and other gas liquids sales

Gross margin increased $36.4 million due primarily to increases in wholesale gross margin. The $33.0 million increase in wholesale gross margin primarily related to increased tank exchange volume sales and to a lesser extent increased gross margin per gallon, both as discussed above. The increase in retail gross margin of $3.4 million resulted from a $30.1 million increase in gross margin per gallon and to a lesser extent an increase in retail customer counts, partially offset by an estimated $14.0 million decrease in gallon sales related to the effects of warmer weather, both as discussed above.

Gross margin - other

Gross margin increased $4.9 million compared to fiscal 2019 primarily due to a $2.9 million one-time federal refund of fuel excise tax and increased fees from service labor related to the 3% increase in retail customer count as discussed above.

Operating income

Operating income increased $35.6 million primarily due to a $36.4 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $4.9 million increase in “Gross margin - other”, as discussed above, partially offset by a $9.9 million increase in “Operating, general and administrative expense”. “Operating, general and administrative expense” increased due to a $24.2 million increase in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $14.2 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a one-time $17.3 million provision for doubtful accounts related to non-core businesses, a $12.0 million increase in field personnel costs, a $2.0 million increase related to acquisitions made in the last twelve months, partially offset by a $3.5 million decrease in general liability and worker compensation costs, a $3.3 million decrease in vehicle fuel costs and previous $1.5 million pension settlement charge associated with the withdrawal from a multi-employer pension plan that was not repeated in fiscal 2020. “General and administrative expense” decreased primarily due to a $14.7 million decrease in legal costs and a decrease of $0.9 million in severance cost incurred in fiscal 2019 that was not repeated in the current period, partially offset by a $0.9 million increase in personnel costs and a $0.5 million increase in other corporate costs.

Adjusted EBITDA

Adjusted EBITDA increased $35.5 million primarily due to a $36.4 million increase in "Gross margin - Propane and other gas liquid sales" and a $4.9 million increase in “Gross margin – other”, both as discussed above, partially offset by a $5.9 million increase in “Operating, general and administrative expense”. “Operating, general and administrative expense” increased due to a $8.3 million increase in “Operating expense – personnel, vehicle, plant and other,” partially offset by a $2.3 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $12.0 million increase in field personnel costs, a $2.0 million increase related to acquisitions made in the last twelve months, partially offset by a $3.5 million decrease in general liability and worker compensation costs and a $3.3 million decrease in vehicle fuel costs. “General and administrative expense” decreased $2.3 million primarily due to a $3.6 million decrease in legal costs, partially offset by a $0.9 million increase in personnel costs and a $0.4 million increase in other corporate costs.

Adjusted EBITDA increased $34.7 million primarily due to a $36.4 million increase in "Gross margin - Propane and other gas liquid sales" and a $4.9 million increase in “Gross margin – other”, both as discussed above, partially offset by a $7.1 million increase in “Operating, general and administrative expense”. “Operating, general and administrative expense” increased due to a $9.4 million increase in “Operating expense – personnel, vehicle, plant and other,” partially offset by a $2.3 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $12.7 million increase in field personnel costs, a $1.5 million increase related to acquisitions made in the last twelve months, a $1.5 million increase in plant and office costs, a $1.1 million increase in selling expenses and a $1.1 million increase in personnel incentives, partially offset by a $1.4 million decrease in vehicle fuel costs. “General and administrative expense” remained unchanged, primarily due to a $3.2 million decrease in legal costs offset by a $2.3 million increase in personnel incentives and a $0.9 million increase in other corporate costs.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our accounts receivable securitization facility and funds received from sales of debt and equity securities. As of July 31, 2020, our total liquidity was $249.0 million, which is comprised of $238.0 million in unrestricted cash and $11.0 million of availability under our accounts receivable securitization facility. These sources of liquidity and short term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures, and may be used to repay or redeem outstanding indebtedness to the extent permitted by the covenants under the indentures governing our outstanding senior notes, including the covenants described under the “Financial Covenants” subheading above. As of July 31, 2020, letters of credit outstanding totaled $126.0 million. Our access to long term capital resources, in order to address our leverage, may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

As of July 31, 2020, we had $95.8 million of restricted cash, which includes $78.2 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, and $6.1 million of additional pledged collateral.

On April 16, 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025, $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. The operating partnership utilized a portion of the net proceeds of that offering to repay all $283.9 million of the outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a $17.5 million prepayment premium and terminated that facility. Additionally, the operating partnership used a portion of the net proceeds from that offering to cash collateralize all of the letters of credit outstanding under the Senior Secured Credit Facility and to make a cash deposit of $11.5 million with the administrative agent under the Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility.  To the extent the cash deposit is not used to pay any such contingent obligations, it will be returned to the operating partnership in certain circumstances. The operating partnership is using the remaining net proceeds for general corporate purposes.

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

We believe that the liquidity available from cash flows from operating activities, proceeds from sales of debt and equity securities, including the remaining proceeds from the issuance of our 10.00% senior secured first lien notes due 2025 and the accounts receivable securitization facility, combined with our debt and interest expense reduction initiatives, will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. However, as discussed above, Ferrellgas Partners has failed to repay $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020, which are now classified as current in its consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. We have engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist in our ongoing process to reduce existing debt and address our debt maturities.

Financial Covenants

As more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Covenants” above, the indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, incur additional indebtedness and make distribution payments to our common unitholders. Given the limitations of these covenants, we continue to pursue a strategy to reduce our debt and interest expense. If we are unsuccessful with our strategy to reduce debt and interest expense, we will continue to be restricted from making distribution payments to our common unitholders.

We may not meet the applicable financial tests in future quarters if we were to experience:

●	significantly warmer than normal temperatures during the winter heating season;
●	significant and sustained increases in the wholesale cost of propane that we are unable to pass along to our customers;
●	a more volatile energy commodity cost environment;
●	an unexpected downturn in business operations;
●	a significant delay in the collection of accounts or notes receivable;
●	a failure to execute our debt and interest expense reduction initiatives;
●	a change in customer retention or purchasing patterns due to economic or other factors in the United States;
●	a material downturn in the credit and/or equity markets; or
●	a large uninsured, unfavorable lawsuit judgment or settlement.

We may seek additional capital as part of our debt reduction strategy.

As discussed above, no distributions were paid to common unitholders during fiscal 2020 and the general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. Unless the indenture governing the outstanding notes due 2020 is amended or replaced, or Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Forbearance Agreement with respect to Ferrellgas Partners’ 8.625% Unsecured Senior Notes due June 15, 2020” above for additional discussion.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Non-GAAP Financial Measures" above. A comparison of Distributable cash flow attributable to equity investors to Cash distributions paid to equity investors for the twelve months ended July 31, 2020 to the twelve months ended July 31, 2019 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	paid to	DCF ratio
	to equity investors	by our General Partner	equity investors	(a) (b)
Year ended July 31, 2020	$63,702	$63,544	$158	NM
Year ended July 31, 2019	22,567	12,338	10,229	2.21
Increase (decrease)	$41,135	$51,206	$(10,071)	NM

(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions paid to equity investors.
(b)	NM – Not Meaningful - we have not paid any cash distributions to our common unitholders since the distribution paid in the first quarter of fiscal 2019 for the three months ended July 31, 2018.

For fiscal 2020, Distributable cash flow attributable to equity investors increased $41.1 million compared to fiscal 2019, primarily due to the increase in Adjusted EBITDA and the reduction in maintenance capital expenditures, partially offset by the increase in net cash interest expense. Thus, cash reserves, which we utilize to meet future anticipated expenditures, increased by $63.5 million during fiscal 2020 compared to an increase of $12.3 million during fiscal 2019 due to a $41.1 million increase in distributable cash flow attributable to equity investors and a $10.1 million decrease in cash distributions paid to equity investors.

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

Operating Activities

Ferrellgas Partners

Fiscal 2020 v Fiscal 2019

Net cash provided by operating activities was $112.8 million for fiscal 2020, compared to net cash provided by operating activities of $15.1 million for fiscal 2019. This increase in cash provided by operating activities was primarily due to a $77.3 million decrease in working capital requirements, a $14.6 million increase in cash flow from operations and a $5.8 million inflow associated with other assets and other liabilities.

The decrease in working capital requirements for fiscal 2020 compared to fiscal 2019 was primarily due to a $35.1 million decrease in accrued interest expense, a $34.0 million decrease in prepaid expenses and other current assets, a $14.6 million decrease in requirements for accounts payable due to timing of payments, and an $8.6 million decrease in other current liabilities partially offset by a $19.6 million increase in requirements for accounts and notes receivable, partially due to increases in the volume of propane sold.

The increase in cash flow from operations was primarily due to a $41.3 million increase in gross profit and a net decrease in "General and administrative expense" and "Equipment lease expense" of $14.3 million, partially offset by a $24.2 million increase in “Operating expense - personnel, vehicle, plant and other”, primarily due to $17.3 million of bad debt expense on the Revised Jamex Promissory Note, as more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Termination of Bridger agreement with Jamex Marketing, LLC” above, a $17.5 million prepayment premium made in connection with the extinguishment of our Senior Secured Credit Facility, and a $15.3 million increase in "Interest expense" resulting from increased borrowings related to the issuance in April 2020 of our new $700.0 million senior secured notes, which replaced our terminated Senior Secured Credit Facility. As further discussed below, the Senior Secured Credit Facility was terminated on April 16, 2020 in connection with the issuance of the new senior secured notes.

The operating partnership

Fiscal 2020 v Fiscal 2019

Net cash provided by operating activities was $128.3 million for fiscal 2020, compared to net cash provided by operating activities of $46.0 million for fiscal 2019. This increase in net cash provided by operating activities was primarily due to a $61.8 million decrease in working capital requirements, a $15.3 million increase in cash flow from operations and a $4.9 million inflow associated with other assets and other liabilities.

The decrease in working capital requirements for fiscal 2020 compared to fiscal 2019 was primarily due to a $33.8 million decrease in prepaid expenses and other current assets, a $19.7 million decrease in accrued interest expense, a $14.6 million decrease in requirements for accounts payable due to timing of payments, and an $8.6 million decrease in other current liabilities, partially offset by a $19.6 million increase in requirements for accounts and notes receivable, partially due to increases in the volume of propane sold.

The increase in cash flow from operations was primarily due to a $41.3 million increase in gross profit and a net decrease in "General and administrative expense" and "Equipment lease expense" of $14.4 million, partially offset by a $24.2 million increase in “Operating expense - personnel, vehicle, plant and other”, primarily due to $17.3 million of bad debt expense on the Revised Jamex Promissory Note, as more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Termination of Bridger agreement with Jamex Marketing, LLC” above, a $17.5 million prepayment premium made in connection with the extinguishment of our Senior Secured Credit Facility, and a $17.3 million increase in "Interest expense," resulting from increased borrowings related to the issuance in April 2020 of our new $700.0 million senior secured notes, which replaced our terminated Senior Secured Credit Facility. As further discussed below, the Senior Secured Credit Facility was terminated on April 16, 2020 in connection with the issuance of the new senior secured notes.

Investing Activities

Ferrellgas Partners

Capital Requirements

Our business requires continual investments to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital expenditures for our business consist primarily of:

●	Maintenance capital expenditures. These capital expenditures include expenditures for betterment and replacement of property, plant and equipment, and from time to time, can include the purchase of assets that are typically leased, rather than to generate incremental distributable cash flow. Examples of maintenance capital expenditures include a routine replacement of a worn-out asset or replacement of major vehicle components; and
●	Growth capital expenditures. These expenditures are undertaken primarily to generate incremental distributable cash flow. Examples include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

Fiscal 2020 v Fiscal 2019

Net cash used in investing activities was $71.3 million for fiscal 2020, compared to net cash used in investing activities of $124.3 million for fiscal 2019. This decrease in net cash used in investing activities was primarily due to a $41.1 million increase in “Cash receipts in connection with leased vehicles”, a $38.4 million decrease in “Capital expenditures” and a $3.4 million decrease in "Business acquisitions, net of cash acquired", partially offset by a $27.1 million increase in "Cash payments to construct assets in connection with future lease transactions”.

The decrease in "Capital expenditures" during fiscal 2020 was primarily due to a decrease in maintenance capital expenditures, and to a lesser extent a decrease in growth capital expenditures. The decrease in maintenance capital expenditures was primarily related to the purchase of new propane delivery trucks funded through cash on hand, during fiscal 2019 compared to fiscal 2020. The decrease in growth capital expenditures was primarily due to decreases in the number of cylinders and cages purchased, decreases in growth capital expenditures related to tank exchange production plants, and decreases in growth capital expenditures related to new propane delivery trucks during fiscal 2020 compared to fiscal 2019.

The decrease in "Business acquisitions, net of cash acquired" is attributable to executing three acquisitions during fiscal 2020 compared to executing seven acquisitions during fiscal 2019.

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

Financing Activities

Ferrellgas Partners

Fiscal 2020 v Fiscal 2019

Net cash provided by financing activities was $281.2 million for fiscal 2020, compared to net cash provided by financing activities of $1.0 million for fiscal 2019. This increase in cash flow provided by financing activities was primarily due to $703.8 million of gross proceeds from the offering of senior secured first lien notes due 2025, as discussed below, as well as a $9.8 million reduction in distributions. These increases were partially offset by a $283.4 million reduction in long-term debt resulting from the termination of our Senior Secured Credit Facility, as discussed below, as well as a $119.2 million net reduction in short-term borrowings and a $28.9 million increase in cash paid for financing costs.

Distributions

No distributions were paid to common unitholders during fiscal 2020. Total distributions paid to common unitholders during fiscal 2019, including the related general partner distributions, was $9.8 million. The general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions for any future quarterly period unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Forbearance Agreement with respect to Ferrellgas Partners’ 8.625% Unsecured Senior Notes due June 15, 2020” above for additional discussion on the Ferrellgas Partners Notes.

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

As of July 31, 2020, the operating partnership had previously terminated its Senior Secured Credit Facility in connection with the issuance of the senior secured first lien notes due 2025. The operating partnership has not entered into a new credit facility as of July 31, 2020. As of July 31, 2019, the operating partnership had outstanding borrowings under its Senior Secured Credit Facility of $275.0 million under the term loan (the “Term Loan”) at an interest rate of 8.16%, which was then classified as current, and $43.0 million under the revolving line of credit (the “Revolving Facility”) at an interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, the operating partnership had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at July 31, 2020 and 2019 totaled $126.0 million and $101.9 million, respectively, and were used to secure insurance arrangements, product purchases, and commodity hedges. At July 31, 2020, due to the termination of the Senior Secured Credit Facility, Ferrellgas did not have in place a credit facility providing for the issuance of letters of credit and had $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding. During the quarter ended July 31, 2020, we also issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility. At July 31, 2019, the operating partnership had remaining available letter of credit capacity under the Senior Secured Credit Facility of $23.1 million. Ferrellgas incurred commitment fees of $0.5 million and $1.0 million in fiscal 2020 and 2019, respectively.

Accounts receivable securitization facility

We utilize an accounts receivable securitization facility for the purpose of providing additional short-term working capital funding, especially during the winter heating months. As part of this facility, we transfer an interest in a pool of our trade accounts receivable to Ferrellgas Receivables, LLC, a consolidated and wholly-owned, qualifying special purpose subsidiary, which in turn sells this interest to certain financial institutions. We remit daily to Ferrellgas Receivables, LLC funds collected on its pool of trade accounts receivables.  Expenses associated with these accounts receivable securitization transactions are recorded in “Interest expense” in the consolidated statements of operations. Additionally, borrowings and repayments associated with these transactions are recorded in “Cash flows from financing activities” in the consolidated statements of cash flows.

Cash flows from our accounts receivable securitization facility decreased $66.0 million, as we reduced our net cash funding by $62.0 million from this facility during fiscal 2020 as compared to receiving net cash funding of $4.0 million from this facility during fiscal 2019. We issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility.

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

As of July 31, 2020, we had no cash proceeds from our trade accounts receivables securitized, with $11.0 million remaining capacity to receive additional proceeds or issue letters of credit.

The Purchase Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.00x and a senior secured leverage ratio of not greater than 3.00x. We were in compliance with these financial ratio requirements as of July 31, 2020. However, if at any time we are not in compliance with these financial ratio requirements, we will be unable to access the facility for working capital or other cash requirements and the facility may be terminated. On April 10, 2020, the operating partnership entered into a ninth amendment to the Purchase Agreement, which amended and restated the “amortization event” (the occurrence of which permits the administrative agent or the purchasers to, among other things, immediately terminate the facility) related to the senior secured leverage ratio of the operating partnership and the definition of “Consolidated Total Secured Debt” in the Purchase Agreement to, among other matters, provide that obligations with respect to cash collateralized letters of credit are excluded from Consolidated Total Secured Debt and, therefore, from the calculation of the senior secured leverage ratio, beginning with the fiscal quarter ended January 31, 2020. The ninth amendment also amended the Purchase Agreement to (i) increase the interest rate applicable margin by 0.5% to 2.5% (or 4.5% while an amortization event under the Purchase Agreement exists) and (ii) increase the interest rate floors for the alternate base rate and LIBOR from 0.0% to 1.0%. This facility matures in May 2021 and includes an option, at our request and consent, for the purchasers in their sole discretion to extend the facility for up to an additional three years.

Current portion of long-term debt

As of July 31, 2020, Ferrellgas Partners’ $357.0 million aggregate principal amount of 8.625% unsecured senior notes due June 15, 2020 and the operating partnership’s $500.0 million aggregate principal amount of 6.50% senior notes due 2021 are classified as current. See Note I – Debt for additional detail.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions paid, as discussed below.

Cash distributions paid

The operating partnership paid cash distributions of $15.7 million and $41.1 million during fiscal 2020 and fiscal 2019, respectively.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $290.3 million for fiscal 2020, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

		Distributions
	Common unit	(in thousands)
	ownership at	paid during the year ended
	July 31, 2020	July 31, 2020
Ferrell Companies (1)	22,529,361	$—
FCI Trading Corp. (2)	195,686	—
Ferrell Propane, Inc. (3)	51,204	—
James E. Ferrell (4)	4,763,475	—

(1)	Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at July 31, 2020.
(2)	FCI Trading is an affiliate of the general partner and thus a related party.
(3)	Ferrell Propane is controlled by the general partner and thus a related party.
(4)	James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner. JEF Capital Management owns 4,758,859 of these common units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

During fiscal 2020, the operating partnership paid the general partner distributions of $0.2 million.

As discussed previously, Ferrellgas Partners was not in compliance with the consolidated fixed charge coverage ratio under its indenture, and thus was unable to make restricted payments, including distributions to unitholders after September 2018.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2020:

	Payment or settlement due by fiscal year
(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt, including current portion (1)	$859,120	$476,435	$500,999	$329	$700,199	$19	$2,537,101
Fixed rate interest obligations (2)	168,313	119,781	103,750	70,000	70,000	—	531,844
Operating lease obligations (3)	34,686	27,006	35,712	17,999	12,701	21,396	149,500
Finance lease obligations (4)	10,205	9,580	7,646	7,076	7,085	10,453	52,045
Pension withdrawal liability (5)	284	284	284	284	284	3,664	5,084
Purchase obligations:
Product purchase commitments (6)	24,673	—	—	—	—	—	24,673
Total	$1,097,281	$633,086	$648,391	$95,688	$790,269	$35,532	$3,300,247
Underlying product purchase volume commitments (in gallons)	48,720	—	—	—	—	—	48,720

(1)	We have long and short term payment obligations under agreements such as the indentures governing our secured and unsecured senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. Fiscal 2021 also includes the Ferrellgas Partners Notes, which matured on June 15, 2020 but have not been repaid and are classified as current in the consolidated balance sheets of Ferrellgas Partners as of July 31, 2020. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources – Financing Activities.” Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Forbearance Agreement with respect to Ferrellgas Partners’ 8.625% Unsecured Senior Notes due June 15, 2020” above for additional discussion on the Ferrellgas Partners Notes.
(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. Ferrellgas Partners has an additional $15.4 million of fixed rate interest obligations from the Ferrellgas Partners Notes, discussed above, which matured on June 15, 2020 but have not been repaid. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Forbearance Agreement with respect to Ferrellgas Partners’ 8.625% Unsecured Senior Notes due June 15, 2020” above for additional discussion on the Ferrellgas Partners Notes.
(3)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.
(4)	We lease certain property, plant and equipment under noncancelable and cancelable financing leases. Amounts shown in the table represent minimum lease payment obligations under our third-party financing leases for the periods indicated.
(5)	These payments relate to a liability incurred in connection with the withdrawal from certain pension plans.
(6)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2020 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

The components of other noncurrent liabilities included in our consolidated balance sheets principally consist of property and casualty liabilities and the fair value of derivatives in connection with our risk management activity. These liabilities are not included in the table above because they are estimates of future payments and not contractually fixed as to timing or amount.

The operating partnership

The contractual obligations table above also applies to the operating partnership, except for long-term debt, including current portion, which is summarized in the table below at July 31, 2020:

	Payment or settlement due by fiscal year
(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt, including current portion (1)	$502,120	$476,435	$500,999	$329	$700,199	$19	$2,180,101

(1)	The operating partnership has long and short term payment obligations under agreements such as the indentures governing our secured and unsecured senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

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

Off-balance Sheet Financing Arrangements

As of July 31, 2020, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our off-balance sheet arrangements primarily include certain letters of credit.

Adoption of New Accounting Standards

Below is a listing of recently issued accounting pronouncements that we had not yet adopted as of July 31, 2020.

Title of Guidance	Effective Date
Accounting Standard Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)”	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2019

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2020.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2020, 2019 or 2018.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2020 or 2019, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2020 or 2019, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

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

We did not recognize any impairment losses related to our intangible assets during fiscal 2020. For additional information regarding our intangible assets, see Note B – Summary of significant accounting policies and Note H – Goodwill and intangible assets, net - to our consolidated financial statements.

Accounting for risk management activities and derivative financial instruments

We enter into commodity forward, futures, swaps and options contracts involving propane to hedge exposures to price risk. We may also enter into commodity forward, futures, swaps and options contracts involving diesel, gasoline and related products to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of sales and operating expenses in the consolidated statements of operations or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of operations. For further discussion of derivative commodity and interest rate contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B – Summary of significant accounting policies, Note L – Fair value measurements and Note M – Derivative instruments and hedging activities – to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Stock-based compensation

We utilize a binomial valuation tool to compute an estimated fair value of stock-based awards at each balance sheet date. This valuation tool requires a number of inputs, some of which require an estimate to be made by management. Significant estimates include our computation of volatility, the number of groups of employees, the expected term of awards and the forfeiture rate of awards:

●	Our stock-based awards plans grant awards out of Ferrell Companies. Ferrell Companies is not a publicly-traded company and management does not believe it can be categorized within any certain industry group. As a result, our volatility computation is highly subjective. If a different volatility factor were used, it could significantly change the fair value assigned to stock-based awards at each balance sheet date.
●	Management believes we have three groups of employees that participate in our stock-based compensation plans. If a determination were made that we have a different number of groups of employees, that determination could significantly change the expected term and forfeiture rate assigned to our stock and unit-based awards.
●	Our method for computing the expected term of our stock-based awards utilizes a combination of historical exercise patterns and estimates made by management on grantee exercises patterns. This method could assign a term to our stock-based awards that is significantly different from their actual terms, which could result in a significant difference in the fair value assigned to the awards at each balance sheet date.
●	Our method for computing the expected forfeiture rates of our stock-based awards utilizes a combination of historical forfeiture patterns and estimates made by management on forfeiture patterns. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported compensation expense for our stock-based awards.

Litigation accruals and environmental liabilities

Our operations are subject to all operating hazards and risks normally incidental to handling, storing,

transporting and otherwise providing for use by consumers of combustible liquids such as propane and, prior to the sales of midstream operations in fiscal 2018, crude oil. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business, and we are a party to several legal proceedings as described in Note O – Contingencies and commitments to our audited consolidated financial statements.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have one reporting unit for goodwill impairment testing purposes. As of July 31, 2020, this reporting unit contains goodwill that is subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2020. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2020 and July 31, 2019, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $8.0 million and $8.0 million as of July 31, 2020 and July 31, 2019, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Termination of Bridger agreement with Jamex Marketing, LLC,” and elsewhere in this Annual Report on

Form 10-K, on September 1, 2016, we entered into a group of agreements with Jamex which, among other things, Jamex agreed to execute and deliver a secured promissory note (“Jamex Secured Promissory Note”) in favor of Bridger in satisfaction of all obligations owed to Bridger under the Jamex TLA.

On June 25, 2018, the FGP Parties and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, terminated and cancelled the Jamex Secured Promissory Note, the Affiliate Guaranty, the Security Agreement, the Jamex Entities Note Guaranty, the Working Capital Note and the Jamex Entities WCF Guaranty. In connection with the termination and cancellation of such agreements, (1) Mr. Ballengee and Jamex paid Bridger $16.3 million towards the remaining balance due under the Jamex Secured Promissory Note and Mr. Ballengee executed a new unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”), (2) Bacchus, a company controlled by Mr. Ballengee, executed a guaranty agreement to guarantee Mr. Ballengee’s obligations under the Revised Jamex Promissory Note, (3) the Partnership agreed to dismiss without prejudice certain indemnification claims against Jamex and any affiliates of Jamex related to the Eddystone litigation and to toll the statute of limitations with respect thereto, and to dismiss with prejudice the tortious interference claim asserted by the Partnership against Mr. Ballengee related to the Eddystone litigation, and (4) Mr. Ballengee agreed to dismiss with prejudice, or cause to be dismissed, all counterclaims by him or his affiliates, as the case may be, with respect to such actions. If we are unable to collect the amounts owed under the Revised Jamex Promissory Note, it could have a material and adverse impact on our cash flows, liquidity and results of operations.

On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee.

Interest Rate Risk

At July 31, 2020, we had no variable rate or collateralized note payable borrowings, as we terminated our Senior Secured Credit Facility on April 16, 2020 and had no outstanding collateralized notes payable on our accounts receivable securitization facility, as discussed previously. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates in the future to the extent that we have collateralized notes payable or other variable rate indebtedness outstanding.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note R – Quarterly data (unaudited) – to Ferrellgas Partners, L.P. and Subsidiaries consolidated financial statements and Note Q – Quarterly data (unaudited) – to Ferrellgas, L.P. and Subsidiaries consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of July 31, 2020.

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2020, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2020.

During the most recent fiscal quarter ended July 31, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of October 15, 2020. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	80	1984	2016	Interim Chief Executive Officer and President; Chairman of the Board of Directors

William E. Ruisinger	46	N/A	2018	Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

Tamria A. Zertuche	49	N/A	2019	Senior Vice President and Chief Information Officer (effective August 24, 2020, Ms. Zertuche was promoted to Chief Operating Officer)

Pamela A. Breuckmann	44	2013	N/A	Director

Stephen M. Clifford	60	2015	N/A	Director

A. Andrew Levison	64	1994	N/A	Director

John R. Lowden	63	2003	N/A	Director

Michael F. Morrissey	78	1999	N/A	Director

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

Ms. Zertuche was promoted again to VP of Information Technology in 2016 and to SVP of Business Operations and Chief Information Officer in 2019. In August 2020, Ms. Zertuche was promoted to Chief Operating Officer. Prior to joining the Company, Ms. Zertuche served in various roles in the financial services and retail industries. Ms. Zertuche graduated from UW-Whitewater with a Bachelor of Business Administration in Management Computer Systems. She also holds a Master of Business Administration from Colorado State University, and she is currently completing a Doctoral program in Organizational Learning, Performance, and Change at the same institution.

Pamela A. Breuckmann – Ms. Breuckmann was elected to the Board of Directors in 2013. In addition, during 2018, Ms. Breuckmann was appointed a co-plan administrator of the Ferrell Companies, Inc. Employee Stock Ownership Plan, by the Board of Directors of Ferrell Companies, Inc. Since 2011, Ms. Breuckmann has served as the President and since January 2015, Chief Executive Officer of Ferrell Capital, Inc., a company established in 1998 to manage the financial, business and personal affairs of the Ferrell family. Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. From 2009 to 2019, Ms. Breuckmann was the President and Chief Operating Officer of Samson Capital Management, LLC, an SEC registered investment advisory business that specialized in managing Master Limited Partnership securities for investors. During 2018, Ms. Breuckmann became the President of Mosaic, LLC, the private family trust company for the Ferrell family, registered under the Banking regulations in the State of Tennessee. The blend of Ms. Breuckmann’s investment experience, accounting background and finance roles give her a unique perspective that serves the Board of Directors well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP. We consider Ms. Breuckmann to be a financial expert. Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting. She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.

Stephen M. Clifford – Mr. Clifford joined the Board of Directors in 2015 and is the chairman of the Corporate Governance and Nominating Committee and is a member of the Audit Committee. Mr. Clifford has served as Chief Operating Officer of PBI Gordon Corporation since July 2018. Mr. Clifford retired from Ernst & Young in July 2015 after having served as the Managing Partner of Ernst & Young’s Kansas City, Missouri office from 1999 until his retirement. His career at Ernst & Young spanned a total of 32 years. During his tenure as the Managing Partner of the Kansas City office, Mr. Clifford was also a member of the executive committee for Ernst & Young’s Midwest Area, which was responsible for nearly 4,000 professionals across the Midwest. In addition to his role as the Managing Partner, Mr. Clifford served as the coordinating partner responsible for external audit engagements, including audits of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, as well as internal audit and advisory engagements for numerous companies in the Fortune 1000, as well as numerous large and high growth private companies during his career. Mr. Clifford is the past Chairman of the Board for the Leukemia and Lymphoma Society, a member of the Board of Directors and Chair of the audit committee for the Archdiocese of Northeast Kansas, and the past Chair of the Board of Directors for Cristo Rey High School of Kansas City. Mr. Clifford brings to the Board many years of experience as a leader and assurance partner of a major accounting firm and extensive experience in developing and executing growth strategies, acquisitions, and capital transactions. We consider Mr. Clifford to be an audit committee financial expert. Mr. Clifford obtained his Bachelor of Science and Business Administration, Finance & Accounting degree from Texas Christian University.

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

John R. Lowden – Mr. Lowden was appointed to the Board of Directors in 2003 and chairs the Board’s Compensation Committee and is a member of the Board’s Corporate Governance and Nominating Committee. Since 2001, Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of Metpar Industries, Inc., AK Industries, Inc. and JN Industries, LLC and serves as a director of Ingles Markets Inc. and serves on the Board of Trustees of Wake Forest University. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

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

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee and serves on the Board’s Corporate Governance and Nominating Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. Throughout his tenure, Mr. Morrissey has served as a board member on the boards of directors of various companies, and currently serves on the Board of Directors and its Compensation Committee and as Audit Committee Chairman of Waddell & Reed Financial, Inc. (since 2010).

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

The Board has affirmatively determined that Ms. Breuckmann, Mr. Clifford, Mr. Levison, Mr. Lowden and Mr. Morrissey, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules. In conjunction with regular Board meetings, these non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

Audit Committee

The Board has a designated Audit Committee comprised of Ms. Breuckmann, Mr. Clifford and Mr. Morrissey. Mr. Morrissey is the Chairman of the Audit Committee. Ms. Breuckmann, Mr. Clifford and Mr. Morrissey each has been determined by the Board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the NYSE and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the NYSE and the SEC. The Board has determined that all of the members of the Audit Committee are “independent” as described under the relevant standards.

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

Corporate Governance and Nominating Committee

The Board has a designated Corporate Governance and Nominating Committee, comprised of Mr. Clifford, Mr. Levison and Mr. Morrissey. Mr. Clifford is the Chairman of the Corporate Governance and Nominating Committee. The

Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards. The Corporate Governance and Nominating Committee charter is available on the company’s website.

Compensation Committee

The Board has a designated Compensation Committee, comprised of Mr. Levison and Mr. Lowden. Mr. Lowden is the Chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate. The Compensation Committee charter is available on the company’s website.

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

Compensation of our General Partner

Our general partner receives no management fee or similar compensation in connection with its management of our business and receives no remuneration other than:

(1)	distributions on its combined approximate 2% general partner interest in Ferrellgas Partners and the operating partnership; and
(2)	reimbursement for:
●	all direct and indirect costs and expenses incurred on our behalf;
●	all selling, general and administrative expenses incurred by our general partner on our behalf; and
●	all other expenses necessary or appropriate to the conduct of our business and allocable to us.

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

To our knowledge, based solely on its review of the copies of such Section 16(a) forms and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2020 all Section 16(a) filing requirements applicable to the officers and directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11.   EXECUTIVE COMPENSATION.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2020. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on Ferrellgas Partners.

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2020, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2020, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2020 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2020 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Named Executive Officers

James E. Ferrell, Interim Chief Executive Officer and President; Chairman of the Board of Directors
William E. Ruisinger, Chief Financial Officer, Treasurer
Tamria A. Zertuche, Senior Vice President, Head of Blue Rhino and Chief Information Officer (effective August 24, 2020, Ms. Zertuche was promoted to Chief Operating Officer)
Bryan J. Wright, Senior Vice President and Chief Operating Officer (1)

(1)	On May 11, 2020, Mr. Wright resigned as Senior Vice President and Chief Operating Officer.

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

Role of Management

Our Chief Executive Officer formulates preliminary compensation recommendations for all NEOs, including himself. These recommendations are subject to review and approval by the Compensation Committee. Our Chief Executive Officer and the Compensation Committee utilized market compensation survey data provided in fiscal 2020, which is used to create salary range benchmarks for each NEO’s compensation.

Our compensation philosophy includes benchmarking executive positions using national market data from companies of similar revenue size to us. Data used to compare executive compensation is derived from the survey data obtained from Mercer, LLC. (“Mercer”), a human resourcing consulting firm, using its United States Mercer benchmark database (the “Mercer database”). The Mercer database contains data from approximately 3,086 organizations and over 4,300 positions. Data obtained was used to compare NEOs’ current base salaries and total direct compensation and set salary ranges. Mercer did not provide any formal consulting services.

Components of Named Executive Officer Compensation

During fiscal 2020, elements of compensation for our NEOs consisted of the following:

●	base salary;
●	discretionary bonus;
●	equity-based incentive compensation plan;
●	employee stock ownership plan; and
●	deferred compensation plans.

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

The amount of salary paid to each NEO during fiscal 2020 is displayed in the “Salary” column of the Summary Compensation Table.

2020 Annual
Named Executive Officer	Base Salary
James E. Ferrell (1)	$—
William E. Ruisinger	375,000
Tamria A. Zertuche	400,000
Bryan J. Wright (2)	400,000

(1)	Mr. Ferrell elected not to receive a salary due to his status as interim Chief Executive Officer and his position as Chairman of the Board of Directors. Mr. Ferrell receives compensation in respect to his service on the Board of Directors, as described below.
(2)	On May 11, 2020, Mr. Wright resigned as Senior Vice President and Chief Operating Officer.

Discretionary Bonus

Our Chief Executive Officer has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by a NEO that our Chief Executive Officer believes exceeded expectations in operational or strategic objectives during the last fiscal year. There were no discretionary bonuses paid to any NEO in respect of fiscal 2020.

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

Options or SARs are granted under the ICP periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third-party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the ESOP (as defined below). All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which includes our Chief Executive Officer. Awards granted to NEOs must also be approved by the Compensation Committee. No stock option awards, SARs, performance shares or other incentives payable in cash or in stock were granted under the ICP to NEOs in fiscal 2020.

Employee Stock Ownership Plan

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan (the “ESOP”), an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2020 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans and Retirement Savings Plans

Two deferred compensation plans are available for participation by our NEOs, the “401(k) Investment Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a non-qualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2020 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Summary Compensation Table

The following table sets forth the compensation of our NEOs for the last two fiscal years:

			Option	Non-Equity
			Awards	Incentive Plan	All Other
		Salary	(1)	Compensation	Compensation	Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)	($)
James E. Ferrell (2)	2020	—	—	—	200,000	200,000
Interim Chief Executive Officer and President;	2019	—	—	—	200,000	200,000
William E. Ruisinger	2020	375,000	—	—	16,886	391,886
Chief Financial Officer; Treasurer	2019	283,876	—	—	18,022	301,898
Tamria A. Zertuche	2020	369,231	—	—	12,229	381,460
Senior Vice President and Chief Information Officer (effective August 24, 2020, Ms. Zertuche was promoted to Chief Operating Officer)	2019	295,481	—	—	20,173	315,654
Bryan J. Wright (3)	2020	338,462	—	—	49,254	387,716
Former Senior Vice President and Chief Operating Officer	2019	332,550	—	—	22,190	354,740

(1)	See Note B – Summary of significant accounting policies (16) Stock-based plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 Compensation - Stock Compensation. The option awards issued during fiscal 2018 were subsequently cancelled.

Mr. Ferrell elected not to receive a salary due to his status as interim Chief Executive Officer and his position as Chairman of the Board of Directors. The amounts in the “All Other Compensation” column represent compensation in respect of his service on the Board of Directors, which is further described in the table below.

(2)	On May 11, 2020, Mr. Wright resigned as Senior Vice President and Chief Operating Officer.

The “All Other Compensation” column of the Summary Compensation Table consisted of the following:

		ESOP	401(k) Plan	SSP			Total All Other
		Allocations	Match	Match	Other		Compensation
Name	Year	($)	($)	($)	($)		($)
James E. Ferrell (1)	2020	—	—	—	200,000		200,000
	2019	—	—	—	200,000		200,000
William E. Ruisinger	2020	5,009	8,535	3,342	—		16,886
	2019	9,506	8,516	—	—		18,022
Tamria A. Zertuche	2020	5,993	6,236	—	—		12,229
	2019	11,309	8,864	—	—		20,173
Bryan J. Wright (2)	2020	5,979	4,813	—	38,462	(3)	49,254
	2019	12,182	10,008	—	—		22,190

(1)	Mr. Ferrell received $200,000 of fees paid in cash in respect of his service on the Board during both fiscal 2020 and fiscal 2019.
(2)	On May 11, 2020, Mr. Wright resigned as Senior Vice President and Chief Operating Officer.
(3)	This amount represents earned and unpaid vacation.

Potential Payments Upon Termination or Change in Control

During fiscal 2020, there were no agreements, plans, or arrangements in effect obligating us to make payments to a NEO upon termination or change in control other than the ICP described above under “Equity-based Incentive Compensation Plan” and the Change in Control Retention Bonus Letter Agreements (each a “CIC Bonus Agreement”) described below. Had a change in control of Ferrell Companies occurred on July 31, 2020, the last business day of fiscal 2020, all SARs issued under the ICP were valued at zero and, accordingly, no payment thereunder would have been due to any of our NEOs.

On April 24, 2020, our general partner entered into a CIC Bonus Agreement with each of Mr. Ruisinger, Ms. Zertuche and Mr. Wright (each, a “CIC Bonus Officer”). Pursuant to the terms of each CIC Bonus Agreement, commencing on April 24, 2020 and continuing through the date of consummation of a “Change in Control” (as defined in the CIC Bonus Agreement) that occurs on or prior to April 30, 2021 (the “Retention Period”), our general partner will pay a change in control retention bonus in an amount equal to 1.5 times each CIC Bonus Officer’s current base compensation rate, less applicable withholdings and deductions required by law (the “Change in Control Retention Bonus”). Eligibility to receive the Change in Control Retention Bonus requires that the Change in Control occurs during the Retention Period and that the CIC Bonus Officer is employed on a continuous basis through the date of consummation of a Change in Control that occurs during the Retention Period. Mr. Wright resigned as Senior Vice President and Chief Operating Officer on May 11, 2020 and his CIC Bonus Agreement is no longer in effect.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2020 was $125,000 per year. Additionally, each Board member accrues $12,500 per calendar quarter, as part of an incentive bonus plan, which is paid out the following year on January 1 if they are still an active Board member. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member. The Chairman of the Board received an additional $75,000 in cash compensation, and the respective Chairman of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee received an additional $17,500, $11,250, and $11,250, respectively.

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

SAR awards for non-employee members of the Board are determined utilizing competitive compensation data that is gathered on an annual basis. Annually we compare the compensation of our Board with the compensation levels and practices of companies that are of similar size and operate in similar industries. We utilize that data to analyze the compensation of our non-employee members of the Board and ensure that we are competitive in the marketplace for compensating our Board. SAR awards are one element of that compensation, and the actual awards that are granted are determined on a discretionary basis. All SAR awards granted to our non-employee directors have an exercise price equal to the most recently published semi-annual valuation that is performed on Ferrell Companies for the purposes of the ESOP. No SAR awards were granted to our non-employee directors during fiscal 2020.

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

	Fees Paid in	Option	All Other	Total
Name	Cash ($)	Awards ($)	Compensation ($)	($)
A. Andrew Levison (1)	175,000	—	—	175,000
John R. Lowden (1)	186,252	—	—	186,252
Michael F. Morrissey (2)	192,500	—	—	192,500
Pamela A. Breuckmann (3)	175,000	—	—	175,000
Stephen M. Clifford (4)	186,252	—	—	186,252
James K. Schwartz (5)	62,500	—	—	62,500

(1)	At July 31, 2020, this director had 90,000 SAR awards outstanding.
(2)	At July 31, 2020, this director had 109,000 SAR awards outstanding.
(3)	At July 31, 2020, this director had 33,000 SAR awards outstanding.
(4)	At July 31, 2020, this director had 50,000 SAR awards outstanding.
(5)	In December 2019, James K. Schwartz resigned from the Board.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of October 15, 2020, regarding the beneficial ownership of our common units by:

●	persons that own more than 5% of our common units;
●	persons that are directors, nominees or named executive officers of our general partner; and
●	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

		Units	Percentage
Title of class	Name and address of beneficial owner	beneficially owned	of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	22,776,251	23.4
	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS 66210	4,763,475	4.9
	William E. Ruisinger	2,200	*
	Bryan J. Wright (1)	—	*
	Tamria A. Zertuche	—	*
	A. Andrew Levison	21,800	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	6,000	*
	Stephen M. Clifford	17,000	*
	Pamela A. Breuckmann	41,914	*
	James K. Schwartz (2)	—	*
	All Directors and Executive Officers as a Group in fiscal 2020	4,857,389	5.0

*	Less than one percent
(1)	On May 11, 2020, Mr. Wright resigned as Senior Vice President and Chief Operating Officer.
(2)	In December 2019, James K. Schwartz resigned from the Board.

Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof, and/or to dispose or direct the disposition thereof, or has the right to acquire either of those powers within 60 days.

All common stock of Ferrell Companies, Inc. (“FCI shares”) held in the Ferrell Companies, Inc. Employee Stock Ownership Trust (the “Trust”) is ultimately voted by the appointed trustee. The current independent trustee (the “Trustee”) of the Trust is James Urbach. Each participant in the Ferrell Companies, Inc. Employee Stock Ownership Plan (the “ESOP”) may be entitled to direct the Trustee as to the exercise of any voting rights attributable to FCI shares allocated to their ESOP account, but only to the extent required by the Internal Revenue Code. The ESOP plan administrator directs the Trustee how to vote both FCI shares not allocated to plan participants (i.e., held in a Trust suspense account) and any allocated FCI shares in the Trust as to which no voting instructions have been received from participants. In all cases, the Trustee may vote the shares as it determines is necessary to fulfill its fiduciary duties under ERISA.

The common units beneficially owned by the Trust at October 15, 2020 include 22,529,361 common units owned by Ferrell Companies which is 100% owned by the Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $290.3 million for fiscal 2020, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common	Distributions paid
	unit ownership	during the year ended
	at July 31, 2020	July 31, 2020
		(in thousands)
Ferrell Companies (1)	22,529,361	$—
James E. Ferrell (2)	4,763,475	—
FCI Trading Corp. (3)	195,686	—
Ferrell Propane, Inc. (4)	51,204	—

(1)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns - and - common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.
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

During fiscal 2020, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.2 million.

Certain Business Relationships

None.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Ms. Breuckmann, Mr. Clifford, Mr. Levison, Mr. Lowden and Mr. Morrissey, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules. The Board previously affirmatively determined that Mr. Schwartz, a former director, was “independent” as described by the NYSE’s corporate governance rules.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2020 and July 31, 2019 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2020	2019
Audit fees (1)	$1,321	$1,174
Audit-related fees (2)	29	28
Tax fees (3)	—	—
All other fees (4)	55	—
Total	$1,405	$1,202

(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to the audit of our internal controls over financial reporting, accounting consultations, consents, comfort letters and assistance with and review of documents filed with the SEC.
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
(3)	Tax fees, which there were none in fiscal 2020 and fiscal 2019, represent fees for professional tax services provided by Grant Thornton.
(4)	All other fees, which were $0.1 million in fiscal 2020 and zero in fiscal 2019, represent the aggregate fees billed for products and services provided by Grant Thornton, other than Audit fees, Audit-related fees and Tax fees.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2020 and 2019, respectively, prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Exhibits.
See “Index to Exhibits” set forth on page E-1.
2.	Financial Statements.
See “Index to Financial Statements” set forth on page F-1.
3.	Financial Statement Schedules.
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

+	10.1

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

	10.19

Second Amendment to Financing Agreement, dated as of November 7, 2019, by and among Ferrellgas, L.P., Ferrellgas, Inc., as the general partner of Ferrellgas, L.P., certain subsidiaries of Ferrellgas, L.P., as guarantors, the lenders party thereto, and TPG Specialty Lending, Inc., as collateral agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 12, 2019.

#	10.20

Form of Indemnification Agreement, dated as of November 19, 2019, by and between Ferrellgas Partners, LP and each director and executive officer of Ferrellgas, Inc., its general partner. Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed December 6, 2019.

#	10.21	Change in Control Retention Bonus Letter Agreement with William E. Ruisinger, Chief Financial Officer and Treasurer, as described in our Current Report on Form 8-K filed April 27, 2020.
#	10.22	Change in Control Retention Bonus Letter Agreement with Bryan J. Wright, Senior Vice President and Chief Operating Officer, as described in our Current Report on Form 8-K filed April 27, 2020.

#	10.23	Change in Control Retention Bonus Letter Agreement Tamria A. Zertuche, Senior Vice President and Chief Information Officer, as described in our Current Report on Form 8-K filed April 27, 2020.
	10.24

Forbearance Agreement among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and the beneficial owners dated June 7, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 11, 2020.

*	21.1	List of subsidiaries

*	23.1

Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2020.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: October 15, 2020	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President;	10/15/2020
James E. Ferrell	Chairman of the Board of Directors

/s/ Pamela A. Breuckmann	Director	10/15/2020
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	10/15/2020
Stephen M. Clifford

/s/ A. Andrew Levison	Director	10/15/2020
A. Andrew Levison

/s/ John R. Lowden	Director	10/15/2020
John R. Lowden

/s/ Michael F. Morrissey	Director	10/15/2020
Michael F. Morrissey

/s/ William E. Ruisinger	Chief Financial Officer;	10/15/2020
William E. Ruisinger	Treasurer (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date: October 15, 2020	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President;	10/15/2020
James E. Ferrell	(Principal Executive Officer);
Chairman of the Board of Directors

/s/ William E. Ruisinger	Chief Financial Officer;	10/15/2020
William E. Ruisinger	Treasurer (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC (General Partners)

Date: October 15, 2020	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President;	10/15/2020
James E. Ferrell	Chairman of the Board of Directors

/s/ Pamela A. Breuckmann	Director	10/15/2020
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	10/15/2020
Stephen M. Clifford

/s/ A. Andrew Levison	Director	10/15/2020
A. Andrew Levison

/s/ John R. Lowden	Director	10/15/2020
John R. Lowden

/s/ Michael F. Morrissey	Director	10/15/2020
Michael F. Morrissey

/s/ William E. Ruisinger	Chief Financial Officer;	10/15/2020
William E. Ruisinger	Treasurer (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date: October 15, 2020	By	/s/ James E. Ferrell
James E. Ferrell
Interim Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Interim Chief Executive Officer and President;	10/15/2020
James E. Ferrell	(Principal Executive Officer);
Chairman of the Board of Directors

/s/ William E. Ruisinger	Chief Financial Officer;	10/15/2020
William E. Ruisinger	Treasurer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), partners’ deficit, and cash flows for each of the three years in the period ended July 31, 2020, and the related notes and financial statement schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A of the financial statements, as of July 31, 2020, the Partnership has $357.0 million in unsecured notes due June 15, 2020, which the Partnership failed to repay, and $500.0 million in unsecured notes of its consolidated subsidiary, Ferellgas, L.P., due May 1, 2021, that are each classified as current in the consolidated financial statements and its current liabilities exceeded its current assets by $546.0 million and its total liabilities exceeded its total assets by $1,208.3 million. The Partnership’s business plan, which is also described in Note A, contemplates restructuring or refinancing its long-term arrangements and reducing outstanding indebtedness. The Partnership’s ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.

Kansas City, Missouri

October 15, 2020

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (including $95,759 and $0 of restricted cash at July 31, 2020 and 2019, respectively)	$333,761	$11,054
Accounts and notes receivable, net (including $103,703 and $106,145 of accounts receivable pledged as collateral at July 31, 2020 and 2019, respectively, and net of allowance for doubtful accounts of $14,124 and $2,463 at July 31, 2020 and 2019, respectively)	101,438	107,596
Inventories	72,664	80,454
Prepaid expenses and other current assets	35,944	42,275
Total current assets	543,807	241,379

Property, plant and equipment, net	591,042	596,723
Goodwill, net	247,195	247,195
Intangible assets, net	104,049	108,557
Operating lease right-of-use assets	107,349	—
Other assets, net	74,748	69,105
Total assets	$1,668,190	$1,262,959

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$33,944	$33,364
Short-term borrowings	—	43,000
Collateralized note payable	—	62,000
Current portion of long-term debt	859,095	631,756
Current operating lease liabilities	29,345	—
Other current liabilities	167,466	138,237
Total current liabilities	$1,089,850	$908,357

Long-term debt	1,646,396	1,457,004
Operating lease liabilities	89,022	—
Other liabilities	51,190	36,536
Contingencies and commitments (Note O)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at July 31, 2020 and 2019)	(1,126,452)	(1,046,245)
General partner unitholder (989,926 units outstanding at July 31, 2020 and 2019)	(71,287)	(70,476)
Accumulated other comprehensive loss	(2,303)	(14,512)
Total Ferrellgas Partners, L.P. partners' deficit	(1,200,042)	(1,131,233)
Noncontrolling interest	(8,226)	(7,705)
Total partners' deficit	(1,208,268)	(1,138,938)
Total liabilities and partners' deficit	$1,668,190	$1,262,959

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended July 31,
	2020	2019	2018
Revenues:
Propane and other gas liquids sales	$1,415,791	$1,608,858	$1,642,976
Midstream operations	—	—	282,319
Other	82,035	75,534	147,847
Total revenues	1,497,826	1,684,392	2,073,142

Costs and expenses:
Cost of sales - propane and other gas liquids sales	673,053	902,516	973,414
Cost of sales - midstream operations	—	—	255,559
Cost of sales - other	13,003	11,406	68,654
Operating expense - personnel, vehicle, plant and other	493,055	468,868	471,748
Operating expense - equipment lease expense	33,017	33,073	28,272
Depreciation and amortization expense	80,481	78,846	101,795
General and administrative expense	45,752	59,994	54,401
Non-cash employee stock ownership plan compensation charge	2,871	5,693	13,859
Asset impairments	—	—	10,005
Loss on asset sales and disposals	7,924	10,968	187,399

Operating income (loss)	148,670	113,028	(91,964)

Interest expense	(192,962)	(177,619)	(168,467)
Loss on extinguishment of debt	(37,399)	—	—
Other income (expense), net	(460)	369	928

Loss before income taxes	(82,151)	(64,222)	(259,503)

Income tax expense (benefit)	851	323	(2,678)

Net loss	(83,002)	(64,545)	(256,825)

Net loss attributable to noncontrolling interest	(503)	(298)	(2,244)

Net loss attributable to Ferrellgas Partners, L.P.	(82,499)	(64,247)	(254,581)

Less: General partner's interest in net loss	(825)	(642)	(2,546)

Common unitholders' interest in net loss	$(81,674)	$(63,605)	$(252,035)

Basic and diluted net loss per common unit	$(0.84)	$(0.65)	$(2.59)

Cash distributions declared per common unit	$—	$—	$0.40

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended July 31,
	2020	2019	2018

Net loss	$(83,002)	$(64,545)	$(256,825)
Other comprehensive income (loss):
Change in value of risk management derivatives	(22,872)	(48,184)	30,231
Reclassification of (gains) losses on derivatives to earnings, net	35,315	12,868	(24,319)
Pension liability adjustment	(109)	(64)	57
Other comprehensive income (loss)	12,334	(35,380)	5,969
Comprehensive loss	(70,668)	(99,925)	(250,856)
Less: Comprehensive loss attributable to noncontrolling interest	(378)	(656)	(2,184)
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(70,290)	$(99,269)	$(248,672)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	partner	Common	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2017	97,152.7	989.9	$(701,188)	$(66,991)	$14,601	$(753,578)	$(3,932)	$(757,510)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	13,582	137	—	13,719	140	13,859
Distributions	—	—	(38,862)	(392)	—	(39,254)	(716)	(39,970)
Net loss	—	—	(252,035)	(2,546)	—	(254,581)	(2,244)	(256,825)
Other comprehensive income	—	—	—	—	5,909	5,909	60	5,969
Balance at July 31, 2018	97,152.7	989.9	(978,503)	(69,792)	20,510	(1,027,785)	(6,692)	(1,034,477)
Contributions in connection with non-cash ESOP compensation charges	—	—	5,579	56	—	5,635	58	5,693
Distributions	—	—	(9,716)	(98)	—	(9,814)	(415)	(10,229)
Net loss	—	—	(63,605)	(642)	—	(64,247)	(298)	(64,545)
Other comprehensive loss	—	—	—	—	(35,022)	(35,022)	(358)	(35,380)
Balance at July 31, 2019	97,152.7	989.9	(1,046,245)	(70,476)	(14,512)	(1,131,233)	(7,705)	(1,138,938)
Contributions in connection with non-cash ESOP compensation charges	—	—	2,814	28	—	2,842	29	2,871
Distributions	—	—	—	—	—	—	(158)	(158)
Cumulative adjustment for lease accounting standard	—	—	(1,347)	(14)	—	(1,361)	(14)	(1,375)
Net loss	—	—	(81,674)	(825)	—	(82,499)	(503)	(83,002)
Other comprehensive income	—	—	—	—	12,209	12,209	125	12,334
Balance at July 31, 2020	97,152.7	989.9	$(1,126,452)	$(71,287)	$(2,303)	$(1,200,042)	$(8,226)	$(1,208,268)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(83,002)	$(64,545)	$(256,825)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	80,481	78,846	101,795
Non-cash employee stock ownership plan compensation charge	2,871	5,693	13,859
Asset impairments	—	—	10,005
Loss on asset sales and disposals	7,924	10,968	187,399
Loss on extinguishment of debt	19,883	—	—
Unrealized gain on derivative instruments	—	—	(91)
Provision for doubtful accounts	18,604	1,525	1,778
Deferred income tax expense (benefit)	554	143	(3,818)
Exit costs associated with contracts - Midstream dispositions	—	—	11,804
Other	12,583	12,696	9,997
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(121)	19,433	18,629
Inventories	7,790	3,211	(1,231)
Prepaid expenses and other current assets	7,446	(26,508)	(3,013)
Accounts payable	1,223	(13,338)	(24,189)
Accrued interest expense	33,357	(1,738)	3,551
Other current liabilities	(3,430)	(12,076)	7,248
Other assets and liabilities	6,679	765	(2,750)
Net cash provided by operating activities	112,842	15,075	74,148

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,195)	(13,551)	(18,141)
Capital expenditures	(70,455)	(108,822)	(84,919)
Proceeds from sale of assets	4,472	5,699	152,587
Cash payments to construct assets in connection with future lease transactions	(37,042)	(9,934)	—
Cash receipts in connection with leased vehicles	41,924	862	—
Other	—	1,419	—
Net cash provided by (used in) investing activities	(71,296)	(124,327)	49,527

Cash flows from financing activities:
Distributions	—	(9,814)	(39,254)
Proceeds from issuance of long-term debt	703,750	—	323,680
Payments on long-term debt	(285,857)	(2,428)	(212,920)
Net additions to (reductions in) short-term borrowings	(43,000)	10,200	(51,379)
Net additions to (reductions in) collateralized short-term borrowings	(62,000)	4,000	(11,000)
Cash paid for financing costs	(29,458)	(548)	(18,535)
Noncontrolling interest activity	(158)	(415)	(716)
Cash payments for principal portion of finance lease liability	(2,116)	—	—
Net cash provided by (used in) financing activities	281,161	995	(10,124)

Net change in cash and cash equivalents	322,707	(108,257)	113,551
Cash and cash equivalents - beginning of period	11,054	119,311	5,760
Cash, cash equivalents and restricted cash - end of period	$333,761	$11,054	$119,311

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

A.        Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of July 31, 2020, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), beneficially owns 22.8 million of Ferrellgas Partners’ outstanding common units.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020, which Ferrellgas Partners failed to repay, that are classified as current in the consolidated financial statements. Additionally, Ferrellgas, L.P. has $500.0 million in unsecured notes due May 1, 2021, that are also classified as current in the consolidated financial statements. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Given these concerns, Ferrellgas Partners believes there is substantial doubt about the entity’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities. The outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note I – Debt below for further discussion of the outstanding debt.

B.       Summary of significant accounting policies

(1)   Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use asset and lease liability, fair values of derivative contracts and stock-based compensation calculations.

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

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
●	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

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

(5)   Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, Ferrellgas has agreements to securitize, on an ongoing basis, substantially all of its trade accounts receivable.

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

(8)   Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has two reporting units for goodwill impairment testing purposes. As of July 31, 2020, one of these reporting units contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2020 and did not incur an impairment loss.

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

Ferrellgas may enter into cash flow hedges to help reduce its variable interest rate risk. Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” with an offsetting entry to “Other comprehensive income” at interim periods and are subsequently recognized as interest expense in the consolidated statements of operations when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statement of operations as they occur.

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

(12) Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense – personnel, vehicle, plant and other” in the consolidated statements of operations. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology under operating leases by Ferrellgas are classified within “Operating expense – equipment lease expense.” Delivery vehicles and distribution technology under finance leases by Ferrellgas are classified within “Depreciation and amortization expense.”

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

(14) Operating expense: “Operating expense – personnel, vehicle, plant and other” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses.

(15) General and administrative expense: “General and administrative expense” primarily includes personnel and incentive expense related to executives and employees, as well as other overhead expenses related to centralized corporate functions.

(16) Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)

The ICPs are not Ferrellgas stock-compensation plans; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2020, 2019 and 2018, the portion of the total non-cash compensation charge relating to the ICPs was zero. During fiscal 2020 there were no plan-based awards granted under the ICP and all outstanding stock appreciation rights (“SARs”) are currently valued at zero.

Ferrell Companies is authorized to issue up to 9.25 million SARs that are based on shares of Ferrell Companies common stock. The SARs were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The SARs awards vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

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

Income tax expense (benefit) consisted of the following:

	For the year ended July 31,
	2020	2019	2018
Current expense	$297	$180	$1,140
Deferred expense (benefit)	554	143	(3,818)
Income tax expense (benefit)	$851	$323	$(2,678)

Deferred taxes consisted of the following:

	July 31,
	2020	2019
Deferred tax assets (included in Other assets, net)	$4	$631
Deferred tax liabilities (included in Other liabilities)	(3)	(76)
Net deferred tax asset	$1	$555

(18) Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(19) Net loss per common unitholders’ interest:  Net loss per common unitholders’ interest is computed by dividing “Net loss attributable to Ferrellgas Partners, L.P.,” after deducting the general partner’s approximate 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note Q – Net loss per common unitholders’ interest – for further discussion about these calculations.

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

FASB Accounting Standard Update No. 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas adopted the amended guidance effective August 1, 2020. Ferrellgas does not expect this adoption to have a material impact on the consolidated financial statements.

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

.

C.        Leases

Ferrellgas determines if an arrangement is a lease or contains a lease at inception. Ferrellgas leases certain transportation and computer equipment and real estate, predominantly through operating leases. Ferrellgas has an immaterial amount of leases in which it is the lessor. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. Ferrellgas determines the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease ROU assets, and current and long-term operating lease liabilities on Ferrellgas’ consolidated balance sheet. Ferrellgas classifies finance leases in “Other assets, net”, “Other current liabilities”, and “Other liabilities” on the consolidated balance sheet.

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

The following table provides the operating and financing ROU assets and lease liabilities as of July 31, 2020:

Leases	Classification	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$107,349
Financing lease assets	Other assets, net	41,426
Total leased assets		$148,775

Liabilities
Current
Operating	Current operating lease liabilities	$29,345
Financing	Other current liabilities	6,955
Noncurrent
Operating	Operating lease liabilities	89,022
Financing	Other liabilities	33,473
Total leased liabilities		$158,795

The following table provides the lease expenses for the twelve months ended July 31, 2020:

Leases expense	Classification	For the year ended July 31, 2020

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$7,450
	Operating expense - equipment lease expense	30,994
	Cost of sales - propane and other gas liquids sales	1,553
	General and administrative expense	1,490
Total operating lease expense		$41,487

Short-term expense	Operating expense - personnel, vehicle, plant and other	$7,188
	General and administrative expense	502
Total short-term expense		$7,690

Variable lease expense	Operating expense - personnel, vehicle, plant and other	$2,883
	Operating expense - equipment lease expense	1,642
Total variable lease expense		$4,525

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	$2,613
Interest on lease liabilities	Interest expense	1,060
Total finance lease expense		$3,673

Total lease expense (a)		$57,375
(a)	As of July 31, 2020 Ferrellgas has also recognized $0.5 million of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various Midstream dispositions described in Note D – Acquisitions, dispositions and other significant transactions, and for which Ferrellgas does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of July 31, 2020 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2021	$34,686	$10,205	$44,891
2022	27,006	9,580	36,586
2023	35,712	7,646	43,358
2024	17,999	7,076	25,075
2025	12,701	7,085	19,786
Thereafter	21,396	10,453	31,849
Total lease payments	$149,500	$52,045	$201,545
Less: Imputed interest	31,133	11,617	42,750
Present value of lease liabilities	$118,367	$40,428	$158,795

The following table represents the weighted-average remaining lease term and discount rate as of July 31, 2020:

	As of July 31, 2020
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.2	8.2%
Finance leases	5.9	8.7%

Cash flow information is presented below:

For the year ended July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$41,636

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$1,060
Financing cash flows	$2,116

Prior to the adoption of ASC 842 – Leases, the following was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Ferrellgas’ contractual operating lease commitments and buyout obligations were as follows:

	Future minimum rental and buyout amounts by fiscal year
	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations	$44,392	$36,134	$26,312	$20,432	$17,196	$17,414
Operating lease buyouts	$3,073	$4,371	$6,421	$3,527	$1,238	$14,433

Rental expense under these leases totaled $53.8 million and $50.7 million for fiscal 2019 and 2018, respectively.

Prior to the adoption of ASC 842 – Leases, the following was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. This cease use liability was reported under ASC 420 – Exit or disposal cost obligations previously and is now reported under ASC 842 – Leases. The prior year table is included below for comparative purposes:

Contract exit
costs
July 31, 2018	$11,804
Accretion	448
Cash payments and other	(802)
July 31, 2019	$11,450

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

Propane operations and related equipment sales

During fiscal 2020, Ferrellgas acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $11.2 million in the following transactions:

●	Golden State Propane, Inc., based in California, acquired in August 2019;
●	C.F. Van Duzer Gas Services, Inc., based in New York, acquired in October 2019;
●	Lee Propane of Pennington Gap, Inc., based in Virginia, acquired in June 2020;

During fiscal 2019, Ferrellgas acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $15.2 million in the following transactions:

●	Salathe Gas Co., based in Louisiana, acquired September 2018;
●	North Star Exchange, Inc., based in Indiana, acquired October 2018;
●	Wylie LP Gas Inc., based in Texas, acquired October 2018;
●	Co-op Butane Inc., based in Louisiana, acquired in December 2018;
●	American Propane, based in Oklahoma, acquired January 2019;
●	Reliable Propane Inc., based in Missouri, acquired in February 2019;
●	AAA Propane, Inc., based in Colorado, acquired in June 2019.

During fiscal 2018, Ferrellgas acquired propane distribution assets with an aggregate value of $20.6 million in the following transactions:

●	Lindsey Propane LLC, based in Tennessee, acquired August 2017;
●	Sevier County Propane, based in Tennessee, acquired August 2017;
●	Service Plus Propane, Inc., based in Virginia, acquired September 2017;
●	Tapper Propane, Inc., based in Michigan, acquired November 2017; and
●	Diamond Propane LLC, based in New York, acquired June 2018.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2020	2019	2018
Cash payments, net of cash acquired	$10,195	$13,551	$18,141
Issuance of liabilities and other costs and considerations	975	1,650	2,426
Aggregate fair value of transactions	$11,170	$15,201	$20,567

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2020	2019	2018
Working capital	$—	$31	$758
Customer tanks, buildings, land and other	6,598	11,560	10,022
Goodwill	—	1,410	—
Customer lists	738	1,272	7,758
Non-compete agreements	3,834	928	2,029
Aggregate fair value of net assets acquired	$11,170	$15,201	$20,567

The estimated fair values and useful lives of assets acquired during fiscal 2020 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2019 and 2018 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

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

The combined results from operations of these various Midstream dispositions in our Consolidated Statements of Operations includes losses before income taxes for the year ended July 31, 2018 of $55.4 million. The combined losses before income taxes attributable to Ferrellgas Partners, L.P. for the year ended July 31, 2018 was $54.8 million.

“Loss on asset sales and disposals” consists of:

	For the year ended July 31,
	2020	2019	2018
Loss on sale of:
Propane-related accessories reporting unit	$—	$—	$15,194
Midstream trucking, water disposal & terminal assets	—	2,679	120,240
Midstream railcars	—	—	36,762
Bridger Energy	—	—	4,002
Other	7,924	8,289	11,201
Loss on asset sales and disposals	$7,924	$10,968	$187,399

E.        Quarterly distribution of available cash

To the extent it is not precluded from doing so by a debt covenant or other restriction, Ferrellgas Partners makes quarterly cash distributions of all of its “available cash.” Available cash is defined in the partnership agreement of Ferrellgas Partners as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas Partners’ business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April and July to holders of record on the applicable record date. Currently, Ferrellgas Partners is not permitted, pursuant to the restricted payments covenant under its indenture, to make restricted payments, including distributions to common unitholders. See Note I – Debt for further discussion.

Any distributions by Ferrellgas Partners in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made to the common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved.

F.        Supplemental financial statement information

Inventories consist of the following:

	July 31, 2020	July 31, 2019
Propane gas and related products	$58,733	$66,001
Appliances, parts and supplies, and other	13,931	14,453
Inventories	$72,664	$80,454

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2020, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 1.0 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2020	July 31, 2019
Land	Indefinite	$39,585	$35,165
Land improvements	2-20	14,998	14,149
Buildings and improvements	20	88,349	86,444
Vehicles, including transport trailers	8-20	105,184	111,283
Bulk equipment and district facilities	5-30	111,019	109,751
Tanks, cylinders and customer equipment	2-30	784,466	779,827
Computer and office equipment	2-5	112,582	111,838
Construction in progress	n/a	6,889	7,061
		1,263,072	1,255,518
Less: accumulated depreciation		672,030	658,795
Property, plant and equipment, net		$591,042	$596,723

Depreciation expense totaled $64.5 million, $60.7 million and $67.1 million for fiscal 2020, 2019 and 2018, respectively.

Prepaid expenses and other current assets consist of the following:

	July 31, 2020	July 31, 2019
Broker margin deposit assets	$14,398	$25,028
Other	21,546	17,247
Prepaid expenses and other current assets	$35,944	$42,275

Other assets, net consist of the following:

	July 31, 2020	July 31, 2019
Notes receivable, less current portion and allowance	$5,330	$16,216
Finance lease right-of-use assets	41,426	—
Other	27,992	52,889
Other assets, net	$74,748	$69,105

Other current liabilities consist of the following:

	July 31, 2020	July 31, 2019
Accrued interest	$53,841	$20,484
Customer deposits and advances	32,257	24,686
Accrued payroll	18,375	17,356
Accrued insurance	14,796	18,524
Price risk management liabilities	5,029	14,198
Other	43,168	42,989
Other current liabilities	$167,466	$138,237

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2020	2019	2018
Operating expense - personnel, vehicle, plant and other	$219,598	$215,780	$195,646
Depreciation and amortization expense	9,857	6,375	4,947
Operating expense - equipment lease expense	32,518	30,759	25,765
	$261,973	$252,914	$226,358

Cash and cash equivalents consist of the following:

	July 31, 2020	July 31, 2019
Cash and cash equivalents	$238,002	$11,054
Restricted cash (1)	95,759	—
Cash, cash equivalents and restricted cash	$333,761	$11,054

(1)	The $95.8 million of restricted cash includes $78.2 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.1 million of additional pledged collateral. For additional discussion see Note I – Debt.

For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2020	2019	2018
Cash paid (refunded) for:
Interest	$147,402	$166,897	$159,271
Income taxes	$289	$141	$(291)
Non-cash investing and financing activities:
Liability incurred in connection with Term Loan amendment	$8,863	$—	—
Liabilities incurred in connection with acquisitions	$975	$1,650	$1,993
Change in accruals for property, plant and equipment additions	$216	$1,132	$264
Lease liabilities arising from operating right-of-use assets	$14,938	$—	$—
Lease liabilities arising from finance right-of-use assets	$45,455	$—	$—

G.        Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	July 31, 2020	July 31, 2019
Accounts receivable pledged as collateral	$103,703	$106,145
Accounts receivable not pledged as collateral (including other reserves)	(825)	1,218
Note receivable	12,648	2,660
Other	36	36
Less: Allowance for doubtful accounts	(14,124)	(2,463)
Accounts and notes receivable, net	$101,438	$107,596

At July 31, 2020, $103.7 million of trade accounts receivable were pledged as collateral, but Ferrellgas had no outstanding collateralized notes payable due to a commercial paper conduit. At July 31, 2019, $106.1 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of July 31, 2020, Ferrellgas had received no cash proceeds from trade accounts receivables securitized, with $11.0 million remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2019, Ferrellgas had received cash proceeds of $62.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.5% as of July 31, 2019.

As discussed previously, on June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, included an executed unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”). On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee. As of July 31, 2020, $12.5 million was classified as current notes receivable, all of which is reserved.

The agreement governing the accounts receivable securitization facility (the “Purchase Agreement”) requires the operating partnership to maintain a fixed charge coverage ratio of not less than 1.00x and a senior secured leverage ratio of not greater than 3.00x. The operating partnership was in compliance with these financial ratio requirements as of July 31, 2020. However, if at any time the operating partnership is not in compliance with these financial ratio requirements, Ferrellgas will be unable to access the facility for working capital or other cash requirements and the facility may be terminated. On April 10, 2020, the operating partnership entered into a ninth amendment to the Purchase Agreement, which amended and restated the amortization event related to the senior secured leverage ratio of the operating partnership and the definition of “Consolidated Total Secured Debt” in the Purchase Agreement to, among other matters, provide that obligations with respect to cash collateralized letters of credit are excluded from Consolidated Total Secured Debt and, therefore, from the calculation of the senior secured leverage ratio, beginning with the fiscal quarter ended January 31, 2020. The ninth amendment also amended the Purchase Agreement to (i) increase the interest rate applicable margin by 0.5% to 2.5% (or 4.5% while an amortization event under the Purchase Agreement exists) and (ii) increase the interest rate floors for the alternate base rate and LIBOR from 0.0% to 1.0%. This facility matures in May 2021 and includes an option, at Ferrellgas’ request and consent, for the purchasers in their sole discretion to extend the facility for up to an additional three years.

H.        Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2020			July 31, 2019
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$247,195	$—	$247,195	$247,195	$—	$247,195

Intangible assets, net
Amortized intangible assets
Customer related	$446,486	$(397,843)	$48,643	$442,652	$(390,052)	$52,600
Non-compete agreements	26,319	(21,934)	4,385	25,582	(20,645)	4,937
Other	3,513	(3,513)	—	3,513	(3,513)	—
	476,318	(423,290)	53,028	471,747	(414,210)	57,537

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	51,020	—	51,020
Total intangible assets, net	$527,339	$(423,290)	$104,049	$522,767	$(414,210)	$108,557

Changes in the carrying amount of goodwill are as follows:

Propane operations and
related equipment sales
Balance July 31, 2018	$246,098
Acquisitions	1,410
Other	(313)
Balance July 31, 2019	247,195
Acquisitions	—
Other	—
Balance July 31, 2020	$247,195

Customer related intangible assets have estimated lives of 15 years and non-compete agreements and other intangible assets have estimated lives ranging from five to 10 years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles carry a weighted average life of 15 years, and non-compete agreements and other intangibles carry a weighted average life of ten years.

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2020	$9,079
2019	14,581
2018	31,345

Estimated amortization expense:

For the year ended July 31,
2021	$8,711
2022	7,322
2023	6,995
2024	6,720
2025	4,719

I.        Debt

Short-term borrowings

Prior to April 30, 2020, Ferrellgas classified borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term, because they were primarily used to fund working capital needs that management intended to pay down within the twelve month period following the balance sheet date. During the quarter ended April 30, 2020, Ferrellgas repaid all of the outstanding borrowings under its Senior Secured Credit Facility and terminated that facility, as discussed below. Accordingly, as of July 31, 2020, no amounts were classified as short-term borrowings. As of July 31, 2019, $43.0 million was classified as short-term borrowings. For further discussion see the “Senior secured notes due 2025 and senior secured credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	July 31, 2020	July 31, 2019
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $937 and $1,633 at July 31, 2020 and 2019, respectively (3)	475,937	476,633
Fixed rate, 8.625%, due 2020, net of unamortized discount of $0 and $1,319 at July 31, 2020 and 2019, respectively (4)	357,000	355,681

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,573 at July 31, 2020 (5)	703,573	—

Senior secured term loan
Variable interest rate, Term Loan (6)	—	275,000

Notes payable
9.4% and 10.7% weighted average interest rate at July 31, 2020 and 2019, respectively, due 2020 to 2029, net of unamortized discount of $537 and $711 at July 31, 2020 and 2019, respectively	4,564	5,962
Total debt, excluding unamortized debt issuance and other costs	2,541,074	2,113,276
Unamortized debt issuance and other costs	(35,583)	(24,516)
Less: current portion of long-term debt	859,095	631,756
Long-term debt	$1,646,396	$1,457,004

(1)	During November 2010, the operating partnership issued $500.0 million aggregate principal amount of 6.50% senior notes due 2021. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021.
(2)	During June 2015, the operating partnership issued $500.0 million aggregate principal amount of 6.75% senior notes due 2023. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of any subsidiary of the operating partnership that is not a guarantor of these notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due June 15, 2023. The operating partnership would incur prepayment penalties if it were to repay the notes prior to June 2021.
(3)	During fiscal 2014, the operating partnership issued $475.0 million aggregate principal amount of 6.75% senior notes due 2022, $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. The outstanding principal amount is due January 15, 2022.

(4)	During January 2017, Ferrellgas Partners issued $175.0 million aggregate principal amount of additional 8.625% unsecured senior notes due 2020, issued at 96% of par. Ferrellgas Partners contributed the net proceeds from the offering of approximately $166.1 million to the operating partnership, which used such amounts to repay borrowings under its previous senior secured credit facility. During April 2010, Ferrellgas Partners issued $280.0 million of these notes. During March 2011, Ferrellgas Partners redeemed $98.0 million of these notes. These notes are general unsecured senior obligations of Ferrellgas Partners and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas Partners, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership and its subsidiaries. The unsecured senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount was due on June 15, 2020 but has not been repaid.
(5)	During April 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025, $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. These notes are senior secured obligations of the operating partnership and the guarantors of such notes, including Ferrellgas Partners, the general partners of the operating partnership and certain subsidiaries of the operating partnership, and are (i) effectively senior to all existing senior unsecured indebtedness of the operating partnership and the guarantors, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas Receivables, LLC, a special purpose subsidiary that does not guarantee the notes. The senior notes bear interest from the date of issuance, payable semiannually in arrears on April 15 and October 15 of each year. The operating partnership would incur prepayment penalties if it were to repay the notes prior to April 15, 2024. The outstanding principal amount is due on April 15, 2025.
(6)	During April 2020, the operating partnership used a portion of the net proceeds from the offering of its senior secured first lien notes due 2025 to (i) repay all $283.9 million of outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a $17.5 million prepayment premium, (ii) cash collateralize all of the letters of credit outstanding under its Senior Secured Credit Facility and (iii) make a cash deposit of $11.5 million with the administrative agent under its Senior Secured Credit Facility, after which the facility was terminated. This repayment also resulted in $19.9 million of non-cash write-offs of capitalized debt costs. The prepayment premium payments and the non-cash write-offs of capitalized debt costs are classified as loss on extinguishment of debt on the consolidated statement of operations.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2021 (a)	$859,120
2022	476,435
2023	500,999
2024	329
2025	700,199
Thereafter	19
Total	$2,537,101

(a)	Includes the Ferrellgas Partners Notes, which matured on June 15, 2020 but have not yet been repaid.

Senior secured notes due 2025 and senior secured credit facility

On April 16, 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025. Ferrellgas utilized a portion of the net proceeds of that offering to repay all $283.9 million of the outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a $17.5 million prepayment premium and terminated that facility. Additionally, Ferrellgas used a portion of the net proceeds from that offering to cash collateralize all of the letters of credit outstanding under the Senior Secured Credit Facility and to make a cash deposit of $11.5 million with the administrative agent under the Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility. To the extent the cash deposit is not used to pay any such contingent obligations, it will be returned to the operating partnership in certain circumstances. The operating partnership intends to use the remaining net proceeds for general corporate purposes.

As of July 31, 2020, the operating partnership had previously terminated its Senior Secured Credit Facility in connection with the issuance of the senior secured first lien notes due 2025. The operating partnership has not entered into a new credit facility as of July 31, 2020. As of July 31, 2019, the operating partnership had outstanding borrowings under its Senior Secured Credit Facility of $275.0 million under the term loan (the “Term Loan”) at an interest rate of 8.16%, which was then classified as current, and $43.0 million under the revolving line of credit (the “Revolving Facility”) at an interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, the operating partnership had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at July 31, 2020 and 2019 totaled $126.0 million and $101.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At July 31, 2020, due to the termination of the Senior Secured Credit Facility, Ferrellgas did not have in place a credit facility providing for the issuance of letters of credit and had $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding. During the quarter ended July 31, 2020, Ferrellgas also issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility. At July 31, 2019, Ferrellgas had remaining available letter of credit capacity under the Senior Secured Credit Facility of $23.1 million. Ferrellgas incurred commitment fees of $0.5 million, $1.0 million and $0.7 million in fiscal 2020, 2019 and 2018, respectively.

Forbearance Agreement with respect to Ferrellgas Partners’ 8.625% Unsecured Senior Notes due June 15, 2020

On June 7, 2020, Ferrellgas Partners and additional Ferrellgas entities entered into a Forbearance Agreement (the “Forbearance Agreement”) with the beneficial owners (or nominees, investment managers, advisors or subadvisors for the beneficial owners, collectively referred to as the “Forbearing Noteholders”) of approximately 77% of the aggregate principal amount of Ferrellgas Partners’ 8.625% unsecured senior notes due June 15, 2020, pursuant to which the Forbearing Noteholders agreed to forbear from exercising any default-related rights and remedies with respect to the Ferrellgas Partners Notes and to direct the trustee thereunder not to take any remedial action. The forbearance period under the Forbearance Agreement expired on August 15, 2020. Following the expiration of the forbearance period, discussions with representatives of the Forbearing Noteholders have continued.

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

Ferrellgas Partners, L.P., the master limited partnership

The indenture governing the outstanding notes of Ferrellgas Partners due June 15, 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units. Ferrellgas Partners continues to comply with the restrictive covenants with respect to the $357.0 million aggregate principal amount of its unsecured senior notes due June 15, 2020 as it continues to negotiate with the Forbearing Noteholders.

Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2020, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.40x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended July 31, 2020, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. While there can be no assurance of success, as part of our debt and interest expense reduction strategy, we are presently considering potential solutions to address the upcoming maturity of the outstanding notes of Ferrellgas Partners due 2020. The potential solutions include, among others, restructuring, refinancing or a transaction to exchange new notes for some or all of these notes.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners. Under these covenants, in the indentures governing the operating partnership’s notes, subject to the limited exceptions described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.70x.

Under the covenants in the indentures governing the operating partnership’s unsecured notes, if the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may still make restricted payments in limited amounts determined under the indentures governing the operating partnership’s unsecured notes. The distributions made by the operating partnership on June 15, 2019 and December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 were made from capacity under this limited exception to the ratio requirement under the indentures governing the operating partnership’s unsecured notes.

The indenture governing the operating partnership’s senior secured first lien notes due 2025 contains a similar but, in some respects, a different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, the operating partnership generally may not make a restricted payment unless the operating partnership’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether the operating partnership’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of July 31, 2020, the operating partnership’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when the operating partnership does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of the operating partnership’s unsecured notes indentures.

As described above, Ferrellgas Partners’ unsecured notes due 2020 matured on June 15, 2020, and the outstanding principal amount of those notes was due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some capacity to make distributions under the operating partnership’s unsecured and secured notes indentures, this capacity will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 that was due at the maturity of those notes. Additionally, the restrictions in these indentures currently limit the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction strategy

Ferrellgas continues to pursue a strategy to reduce its debt and interest expense. Opportunities include the generation of additional cash flows through accretive acquisitions, continued restructuring or refinancing of existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas expects to maintain its debt and interest expense reduction strategy until its consolidated leverage ratio reaches a level that it deems appropriate for its business. During fiscal 2019, Ferrellgas engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities.

J.        Partners’ deficit

As of July 31, 2020 and 2019, limited partner units were beneficially owned by the following:

	July 31, 2020	July 31, 2019
Public common unitholders (1)	69,612,939	69,612,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)	These common units are traded on the OTC Pink Market under the symbol “FGPR” as of July 31, 2020. As of July 31, 2019, these common units were listed on the New York Stock Exchange under the symbol “FGP.”
(2)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
(5)	James E. Ferrell is the Interim Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 4,758,859 of these common units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

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

Partnership distributions

Ferrellgas Partners has recognized the following distributions:

	For the year ended July 31,
	2020	2019	2018
Public common unitholders	$—	$6,962	$27,846
Ferrell Companies	—	2,253	9,012
FCI Trading Corp.	—	20	80
Ferrell Propane, Inc.	—	5	20
James E. Ferrell	—	476	1,904
General partner	—	98	392
	$—	$9,814	$39,254

Ferrellgas Partners paid cash distributions as detailed in the table above. Ferrellgas Partners did not declare a cash distribution related to the three months ended October 31, 2019, the three months ended January 31, 2020, the three months ended April 30, 2020, or the three months ended July 31, 2020. As discussed in Note I – Debt, Ferrellgas Partners was not permitted, pursuant to the consolidated fixed charge coverage ratio under its indenture, to make restricted payments, including distributions to unitholders.

Accumulated other comprehensive income (loss)(“AOCI”)

See Note M – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2020 and 2019.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2020, the general partner made non-cash contributions of $57 thousand to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2019, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

K.Revenue from contracts with customers

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

	For the year ended July 31,
	2020	2019	2018
Retail - Sales to End Users	$964,087	$1,128,991	$1,082,046
Wholesale - Sales to Resellers	430,435	419,349	448,943
Other Gas Sales	21,269	60,518	111,987
Other	82,035	75,534	147,847
Propane and related equipment revenues	$1,497,826	$1,684,392	$1,790,823

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	July 31, 2020	July 31, 2019
Accounts receivable	$108,483	$96,450
Contract assets	$7,079	$13,609
Contract liabilities
Deferred revenue (1)	$42,911	$31,974

(1)	Of the beginning balance of deferred revenue, $29.8 million was recognized as revenue during the year ended July 31, 2020.

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

L.        Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2020 and 2019:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,112	$—	$3,112
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,425)	$—	$(5,425)

July 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,259	$—	$1,259
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,015)	$—	$(16,015)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2020 and July 31, 2019, the estimated fair value of Ferrellgas’ long-term debt instruments was $2,177.1 million and $1,824.6 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the year ended July 31, 2020 and 2019, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2020 and 2019:

	Final	July 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$2,846	Other current liabilities	$5,029
Commodity derivatives-propane		Other assets, net	266	Other liabilities	396
		Total	$3,112	Total	$5,425

	Final	July 31, 2019
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$910	Other current liabilities	$14,198
Commodity derivatives-propane		Other assets, net	349	Other liabilities	1,817
		Total	$1,259	Total	$16,015

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2020 and July 31, 2019, respectively:

	July 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,398	Other current liabilities	$510
	Other assets, net	1,433	Other liabilities	—
		$15,831		$510

	July 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$25,028	Other current liabilities	$1,217
	Other assets, net	2,969	Other liabilities	—
		$27,997		$1,217

During fiscal 2018, Ferrellgas terminated the interest rate swaps that were designated as a fair value hedging instrument and cash flow hedging instrument. Upon termination, Ferrellgas paid the counterparty $4.2 million. Since the interest rate swap designated as a fair value hedging instrument that was terminated involves a hedge of an interest-bearing liability, the senior notes due May 1, 2021, Ferrellgas capitalized the fair value of the hedge at termination of $4.2 million and will amortize the balance on a straight-line basis to interest expense over the remaining useful life of the hedged item, the 2021 Notes. The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2020, 2019 and 2018 due to derivatives designated as fair value hedging instruments:

					Amount of Interest Expense
		Amount of Gain Recognized on			Recognized on Fixed-Rated Debt
	Location of Gain	Derivative			(Related Hedged Item)
	Recognized on	For the year ended July 31,			For the year ended July 31,
Derivative Instrument	Derivative	2020	2019	2018	2020	2019	2018
Interest rate swap agreements	Interest expense	$—	$—	$266	$—	$—	$(6,825)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2020, 2019 and 2018 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2020
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(22,872)	Cost of product sold- propane and other gas liquids sales	$(35,315)	$—
	$(22,872)		$(35,315)	$—

	For the year ended July 31, 2019
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(48,184)	Cost of product sold- propane and other gas liquids sales	$(12,868)	$—
	$(48,184)		$(12,868)	$—

	For the year ended July 31, 2018
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$30,231	Cost of sales-propane and other gas liquids sales	$24,714	$—
Interest rate swap agreements	—		(395)	—
	$30,231		$24,319	$—

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2020, 2019 and 2018 due to the change in fair value of derivatives not designated as hedging instruments. There was no effect for the years ended July 31, 2020 and 2019.

	For the year ended July 31, 2018
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

The changes in derivatives included in AOCI for the years ended July 31, 2020, 2019 and 2018 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2020	2019	2018
Beginning balance	$(14,756)	$20,560	$14,648
Change in value of risk management commodity derivatives	(22,872)	(48,184)	30,231
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	35,315	12,868	(24,714)
Reclassification of losses on interest rate hedges to interest expense	—	—	395
Ending balance	$(2,313)	$(14,756)	$20,560

Ferrellgas expects to reclassify net losses of approximately $2.2 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2020, 2019 and 2018, Ferrellgas had no reclassifications to operations resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2020, Ferrellgas had financial derivative contracts covering 4.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2020, the maximum amount of loss due to credit risk that Ferrellgas would incur, based upon the gross fair values of the derivative financial instruments, is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2020.

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

	For the year ended July 31,
	2020	2019	2018
Operating expense	$260,427	$256,190	$243,407

General and administrative expense	$29,859	$25,368	$28,282

See additional discussions about transactions with the general partner and related parties in Note J – Partners’ deficit.

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

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note I – Debt – for a description of these debt obligations and a schedule of future maturities.

P.        Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust (the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation charges were $2.9 million, $5.7 million and $13.9 million during fiscal 2020, 2019 and 2018, respectively. Ferrellgas is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2020, 2019 and 2018 were $4.8 million, $4.6 million and $3.7 million, respectively.

The general partner terminated its defined benefit plan on December 15, 2018 and distributed account balances to participants in the form of lump sum payments or annuity contracts in September, 2019. The defined benefit plan trust account was closed and all remaining funds were rolled into the Ferrell Companies, Inc. Employee Stock Ownership Trust as a plan contribution in December 2019. Prior to termination, this plan provided participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the prior terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s prior funding policy for this plan was to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2020, 2019 and 2018, other comprehensive income and other liabilities were adjusted by $(0.1) million, $(0.1) million and $0.1 million, respectively.

Q.       Net loss per common unitholders’ interest

Ferrellgas Partners is currently restricted by its debt covenants from making distributions to common unitholders. See Note I – Debt – for details regarding these restrictions. Below is a calculation of the basic and diluted net loss per common unitholders’ interest in the consolidated statements of operations for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net loss per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. Due to the seasonality of Ferrellgas’ business, the dilutive effect of the two-class method typically impacts only the three months ended January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows.

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was not a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders’ interest for fiscal 2020, 2019 and 2018.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the year ended July 31,
	2020	2019	2018

Common unitholders’ interest in net loss	$(81,674)	$(63,605)	$(252,035)
Weighted average common units outstanding (in thousands)	97,152.7	97,152.7	97,152.7
Basic and diluted net loss per common unit	$(0.84)	$(0.65)	$(2.59)

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

For the year ended July 31, 2020	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$293,214	$510,833	$412,130	$281,649
Gross margin from propane and other gas liquids sales (a)	139,357	247,404	215,480	140,497
Net earnings (loss) (b)	(45,717)	48,791	(15,471)	(70,605)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(45,344)	48,207	(15,393)	(69,969)
Common unitholders’ interest in net earnings (loss)	(44,891)	47,725	(15,239)	(69,269)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.46)	$0.49	$(0.16)	$(0.71)

For the year ended July 31, 2019	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$352,309	$573,377	$479,625	$279,081
Gross margin from propane and other gas liquids sales (a)	130,830	238,581	209,167	127,764
Net earnings (loss)	(57,508)	43,875	20,760	(71,672)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(57,015)	43,344	20,461	(71,037)
Common unitholders’ interest in net earnings (loss)	(56,445)	42,911	20,256	(70,327)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.58)	$0.44	$0.21	$(0.72)

For the year ended July 31, 2018	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$454,655	$755,156	$515,810	$347,521
Gross margin from propane and other gas liquids sales (a)	123,243	229,321	190,883	126,115
Gross margin from midstream operations (c)	12,635	10,209	8,077	(4,161)
Net earnings (loss) (d)	(48,316)	(1,774)	11,062	(217,797)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(47,915)	(1,843)	10,861	(215,684)
Common unitholders’ interest in net earnings (loss)	(47,436)	(1,824)	10,752	(213,527)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.49)	$(0.02)	$0.11	$(2.20)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”
(b)	Includes loss on extinguishment of debt of $37.4 million in the third quarter of fiscal 2020.
(c)	Gross margin from “Midstream operations” represents “Revenues - midstream operations” less “Cost of sales - midstream operations.”
(d)	Includes asset impairment charges of $10.0 million in the second quarter of fiscal 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Partners Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2020 and 2019, and the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2020, the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A of the financial statements, as of July 31, 2020, the Company’s parent company, Ferrellgas Partners, L.P. has $357.0 million in unsecured notes due June 15, 2020, which Ferrellgas Partners, L.P. failed to repay, that are classified as current in the consolidated financial statements of Ferrellgas Partners, L.P. Ferrellgas Partners, L.P.’s current liabilities exceeded its current assets by $546.0 million and its total liabilities exceeded its total assets by $1,208.3 million. The Company serves as co-issuer and co-obligor for the debt securities of Ferrellgas Partners, L.P. The Company does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of Ferrellgas Partners, L.P. The Company’s business plan, which is also described in Note A, contemplates restructuring or refinancing its long-term arrangements and reducing outstanding indebtedness. The Company’s ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Kansas City, Missouri

October 15, 2020

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31, 2020	July 31, 2019
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	1,850	1,858
Total assets	$2,850	$2,858

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	38,846	33,027
Accumulated deficit	(36,996)	(31,169)
Total stockholder’s equity	$2,850	$2,858

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2020	2019	2018
General and administrative expense	$5,827	$3,999	$2,115

Net loss	$(5,827)	$(3,999)	$(2,115)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2017	1,000	$1,000	$25,055	$(25,055)	$1,000
Capital contribution	—	—	3,965	—	3,965
Net loss	—	—	—	(2,115)	(2,115)
July 31, 2018	1,000	1,000	29,020	(27,170)	2,850
Capital contribution	—	—	4,007	—	4,007
Net loss	—	—	—	(3,999)	(3,999)
July 31, 2019	1,000	1,000	33,027	(31,169)	2,858
Capital contribution	—	—	5,819	—	5,819
Net loss	—	—	—	(5,827)	(5,827)
July 31, 2020	1,000	$1,000	$38,846	$(36,996)	$2,850

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(5,827)	$(3,999)	$(2,115)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8	(8)	(1,850)
Cash used in operating activities	(5,819)	(4,007)	(3,965)

Cash flows from financing activities:
Capital contribution	5,819	4,007	3,965
Cash provided by financing activities	5,819	4,007	3,965

Net change in cash	—	—	—
Cash - beginning of period	1,000	1,000	1,000
Cash - end of period	$1,000	$1,000	$1,000

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership. The Partnership has $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020, which the Partnership failed to repay, that are classified as current in its consolidated financial statements. These obligations are only reported on the Partnership’s consolidated balance sheet. The ability of the Partnership to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, we believe there is substantial doubt about the Finance Corp’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with the Partnership’s ongoing process to reduce existing debt and address its debt maturities. The outcome of the Partnership’s debt reduction strategy continues to remain uncertain.

B.     Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership. The Finance Corp. is liable as co-issuer and co-obligor for the $357 million aggregate principal amount of the Partnership’s unsecured senior notes due June 15, 2020, which the Partnership failed to repay, and which obligation is only reported on the Partnership’s consolidated balance sheet.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $7,606 associated with the net operating loss carryforward of $36,221 generated during and prior to fiscal 2020, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2020, 2019 or 2018, and there is no net deferred tax asset as of July 31, 2020 and 2019. The net operating loss carryforwards generated during and after fiscal 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The net operating losses generated prior to July 31, 2018 are subject to prior tax law and will expire at various dates through July 31, 2037.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), partners’ deficit, and cash flows for each of the three years in the period ended July 31, 2020, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A of the financial statements, as of July 31, 2020, the Partnership has $500.0 million in unsecured notes due May 1, 2021 that are classified as current in the consolidated financial statements and its current liabilities exceeded its current assets by $169.8 million and its total liabilities exceeded its total assets by $832.0 million. The Partnership’s business plan, which is also described in Note A, contemplates restructuring or refinancing its long-term arrangements and reducing outstanding indebtedness. The Partnership’s ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.

Kansas City, Missouri

October 15, 2020

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (including $95,759 and $0 of restricted cash at July 31, 2020 and 2019, respectively)	$333,755	$11,046
Accounts and notes receivable, net (including $103,703 and $106,145 of accounts receivable pledged as collateral at July 31, 2020 and 2019, respectively, and net of allowance for doubtful accounts of $14,124 and $2,463 at July 31, 2020 and 2019, respectively)	101,438	107,596
Inventories	72,664	80,454
Prepaid expenses and other current assets	35,897	42,157
Total current assets	543,754	241,253

Property, plant and equipment, net	591,042	596,723
Goodwill, net	247,195	247,195
Intangible assets, net	104,049	108,557
Operating lease right-of-use assets	107,349	—
Other assets, net	74,748	69,105
Total assets	$1,668,137	$1,262,833

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$33,944	$33,364
Short-term borrowings	—	43,000
Collateralized note payable	—	62,000
Current portion of long-term debt	502,095	277,029
Current operating lease liabilities	29,345	—
Other current liabilities	148,136	134,303
Total current liabilities	$713,520	$549,696

Long-term debt	1,646,396	1,457,004
Operating lease liabilities	89,022	—
Other liabilities	51,190	36,536
Contingencies and commitments (Note L)

Partners’ deficit:
Limited partner	(821,462)	(758,186)
General partner	(8,216)	(7,570)
Accumulated other comprehensive loss	(2,313)	(14,647)
Total partners’ deficit	(831,991)	(780,403)
Total liabilities and partners’ deficit	$1,668,137	$1,262,833

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2020	2019	2018

Revenues:
Propane and other gas liquids sales	$1,415,791	$1,608,858	$1,642,976
Midstream operations	—	—	282,319
Other	82,035	75,534	147,847
Total revenues	1,497,826	1,684,392	2,073,142

Costs and expenses:
Cost of sales - propane and other gas liquids sales	673,053	902,516	973,414
Cost of sales - midstream operations	—	—	255,559
Cost of sales - other	13,003	11,406	68,654
Operating expense - personnel, vehicle, plant and other	493,055	468,868	471,748
Operating expense - equipment lease expense	33,017	33,073	28,272
Depreciation and amortization expense	80,481	78,846	101,795
General and administrative expense	45,636	59,980	54,264
Non-cash employee stock ownership plan compensation charge	2,871	5,693	13,859
Asset impairments	—	—	10,005
Loss on asset sales and disposals	7,924	10,968	187,399

Operating income (loss)	148,786	113,042	(91,827)

Interest expense	(159,889)	(142,635)	(133,946)
Loss on extinguishment of debt	(37,399)	—	—
Other income (expense), net	(460)	369	928

Loss before income taxes	(48,962)	(29,224)	(224,845)

Income tax expense (benefit)	802	293	(2,699)

Net loss	$(49,764)	$(29,517)	$(222,146)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended July 31,
	2020	2019	2018

Net loss	$(49,764)	$(29,517)	$(222,146)
Other comprehensive income (loss):
Change in value of risk management derivatives	(22,872)	(48,184)	30,231
Reclassification of (gains) losses on derivatives to earnings, net	35,315	12,868	(24,319)
Pension liability adjustment	(109)	(64)	57
Other comprehensive income (loss)	12,334	(35,380)	5,969
Comprehensive loss	$(37,430)	$(64,897)	$(216,177)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2017	$(417,467)	$(4,095)	$14,764	$(406,798)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	13,719	140	—	13,859
Distributions	(70,246)	(716)	—	(70,962)
Net loss	(219,902)	(2,244)	—	(222,146)
Other comprehensive income	—	—	5,969	5,969
Balance at July 31, 2018	(693,896)	(6,915)	20,733	(680,078)
Contributions in connection with non-cash ESOP compensation charges	5,635	58	—	5,693
Distributions	(40,706)	(415)	—	(41,121)
Net loss	(29,219)	(298)	—	(29,517)
Other comprehensive loss	—	—	(35,380)	(35,380)
Balance at July 31, 2019	(758,186)	(7,570)	(14,647)	(780,403)
Contributions in connection with non-cash ESOP compensation charges	2,842	29	—	2,871
Cumulative adjustment for lease accounting standard	(1,361)	(14)	—	(1,375)
Distributions	(15,496)	(158)	—	(15,654)
Net loss	(49,261)	(503)	—	(49,764)
Other comprehensive income	—	—	12,334	12,334
Balance at July 31, 2020	$(821,462)	$(8,216)	$(2,313)	$(831,991)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(49,764)	$(29,517)	$(222,146)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	80,481	78,846	101,795
Non-cash employee stock ownership plan compensation charge	2,871	5,693	13,859
Asset impairments	—	—	10,005
Loss on asset sales and disposals	7,924	10,968	187,399
Unrealized gain on derivative instruments	—	—	(91)
Loss on extinguishment of debt	19,883	—	—
Provision for doubtful accounts	18,604	1,525	1,778
Deferred income tax expense (benefit)	554	143	(3,818)
Exit costs associated with contracts - Midstream dispositions	—	—	11,804
Other	11,301	8,505	6,266
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(121)	19,433	18,629
Inventories	7,790	3,211	(1,231)
Prepaid expenses and other current assets	7,375	(26,458)	(2,942)
Accounts payable	1,223	(13,338)	(24,189)
Accrued interest expense	17,961	(1,738)	3,551
Other current liabilities	(3,430)	(12,076)	7,235
Other assets and liabilities	5,679	765	(2,750)
Net cash provided by operating activities	128,331	45,962	105,154

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,195)	(13,551)	(18,141)
Capital expenditures	(70,455)	(108,822)	(84,919)
Proceeds from sale of assets	4,472	5,699	152,587
Cash payments to construct assets in connection with future lease transactions	(37,042)	(9,934)	—
Cash receipts in connection with leased vehicles	41,924	862	—
Other	—	1,419	—
Net cash provided by (used in) investing activities	(71,296)	(124,327)	49,527

Cash flows from financing activities:
Distributions	(15,654)	(41,121)	(70,962)
Proceeds from issuance of long-term debt	703,750	—	323,680
Payments on long-term debt	(285,857)	(2,428)	(212,920)
Net additions to (reductions in) short-term borrowings	(43,000)	10,200	(51,379)
Net additions to (reductions in) collateralized short-term borrowings	(62,000)	4,000	(11,000)
Cash payments for principal portion of finance lease liability	(2,116)	—	—
Cash paid for financing costs and other	(29,449)	(548)	(18,493)
Net cash provided by (used in) financing activities	265,674	(29,897)	(41,074)

Net change in cash and cash equivalents	322,709	(108,262)	113,607
Cash and cash equivalents - beginning of period	11,046	119,308	5,701
Cash, cash equivalents and restricted cash - end of period	$333,755	$11,046	$119,308

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas, L.P. has $500.0 million in unsecured notes due May 1, 2021, that are classified as current in its consolidated financial statements. Additionally, Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020, which Ferrellgas Partners failed to repay, that are classified as current in its consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is directly impacted by the cash flows of Ferrellgas, L.P. The ability of Ferrellgas Partners to restructure or refinance these notes is uncertain considering the level of other outstanding indebtedness. Given these concerns, Ferrellgas Partners believes there is substantial doubt about Ferrellgas, L.P.’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities. The outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note I – Debt below for further discussion of the outstanding debt.

B.     Summary of significant accounting policies

(1)	Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use asset and lease liability, fair values of derivative contracts and stock-based compensation calculations.
(2)	Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all intercompany accounts and transactions. Ferrellgas, L.P. consolidates the following wholly-owned entities: Bridger Logistics, LLC, Sable Environmental, LLC, Sable SWD 2, LLC, Blue Rhino Global Sourcing, Inc., Blue Rhino Canada, Inc., Ferrellgas Real Estate, Inc., Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a special purpose entity that has agreements with Ferrellgas, L.P. to securitize, on an ongoing basis, a portion of its trade accounts receivable.

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(3)	Fair value measurements: Ferrellgas, L.P. measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.

The common framework for measuring fair value utilizes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

●	Level 1: Quoted prices in active markets for identical assets or liabilities.
●	Level 2: Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
●	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
(4)	Accounts receivable: Accounts receivable are reported on the consolidated balance sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. Provisions for uncollectible accounts are established based upon our collection experience and the assessment of the collectability of specific amounts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

(5)	Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, Ferrellgas, L.P. has agreements to securitize, on an ongoing basis, substantially all of its trade accounts receivable.
(6)	Inventories: Inventories are stated at the lower of cost or net realizable value using weighted average cost and actual cost methods.
(7)	Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, L.P., using its best estimates based on reasonable and supportable assumptions and projections, tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets or asset groups might not be recoverable. The recoverability tests for property, plant and equipment are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas, L.P. management’s plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.
(8)	Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas, L.P. tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas, L.P. has determined that it has two reporting units for goodwill impairment testing purposes. As of July 31, 2020, one of these reporting units contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas, L.P. completed its most recent annual goodwill impairment test on January 31, 2020 and did not incur an impairment loss.
(9)	Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets and non-compete agreements, permits, favorable lease arrangements and patented technology are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Ferrellgas, L.P. tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on Ferrellgas, L.P. management’s plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

(10)	Derivative instruments and hedging activities:

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

(12)	Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense – personnel, vehicle, plant and other” in the consolidated statements of operations. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology under operating leases by Ferrellgas, L.P. are classified within “Operating expense – equipment lease expense.” Delivery vehicles and distribution technology under finance leases by Ferrellgas, L.P. are classified within “Depreciation and amortization expense.”

See Note F – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(13)	Cost of sales: “Cost of sales – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. “Cost of sales - midstream operations” includes all costs incurred to purchase and transport crude oil, including the costs of terminaling and transporting crude oil prior to delivery to customers and the costs of salt water disposal. “Cost of sales – other” primarily includes costs related to the sale of propane appliances and equipment.
(14)	Operating expense: “Operating expense – personnel, vehicle, plant and other” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses.
(15)	General and administrative expense: “General and administrative expense” primarily includes personnel and incentive expense related to executives and employees, as well as other overhead expenses related to centralized corporate functions.
(16)	Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)

The ICPs are not Ferrellgas, L.P. stock-compensation plans; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2020, 2019 and 2018, the portion of the total non-cash compensation charge relating to the ICPs was zero. During fiscal 2020 there were no plan-based awards granted under the ICP and all outstanding stock appreciation rights (“SARs”) are currently valued at zero.

Ferrell Companies is authorized to issue up to 9.25 million SARs that are based on shares of Ferrell Companies common stock. The SARs were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The SARs awards vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

(17)	Income taxes: Ferrellgas, L.P. is a limited partnership and owns three subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the accompanying consolidated financial statements of Ferrellgas, L.P. reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement and differences between Ferrellgas, L.P.’s financial reporting fiscal year end and limited partners tax year end.

Income tax expense (benefit) consisted of the following:

	For the year ended July 31,
	2020	2019	2018
Current expense	$248	$150	$1,119
Deferred expense (benefit)	554	143	(3,818)
Income tax expense (benefit)	$802	$293	$(2,699)

Deferred taxes consisted of the following:

	July 31,
	2020	2019
Deferred tax assets (included in Other assets, net)	$4	$631
Deferred tax liabilities (included in Other liabilities)	(3)	(76)
Net deferred tax asset	$1	$555

(18)	Sales taxes: Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.
(19)	Loss contingencies: In the normal course of business, Ferrellgas, L.P. is involved in various claims and legal proceedings. Ferrellgas, L.P. records a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with loss contingencies are expensed as incurred.
(20)	New accounting standards:

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

FASB Accounting Standard Update No. 2016-13

In June 2016, the FASB issued ASU 2016 13, Financial Instruments - Credit Losses (Topic 326), which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas adopted the amended guidance effective August 1, 2020. Ferrellgas does not expect this adoption to have a material impact on the consolidated financial statements.

FASB Accounting Standard Update No. 2017-12

In August 2017, the FASB issued ASU 2017 12, Financial Instruments - Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which is intended to improve the financial reporting for hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard became effective for Ferrellgas for its fiscal year beginning August 1, 2019, including interim periods within that reporting period. Ferrellgas applied ASU No. 2017-12 using a modified retrospective approach for cash flow hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. The adoption of this standard did not have a material impact on our consolidated financial statements.

.

C.        Leases

Ferrellgas, L.P. determines if an arrangement is a lease or contains a lease at inception. Ferrellgas, L.P. leases certain transportation and computer equipment and real estate, predominantly through operating leases. Ferrellgas, L.P. has an immaterial amount of leases in which it is the lessor. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. Ferrellgas, L.P. determines the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease ROU assets, and current and long-term operating lease liabilities on Ferrellgas, L.P.’s consolidated balance sheet. Ferrellgas, L.P. classifies finance leases in “Other assets, net”, “Other current liabilities”, and “Other liabilities” on its consolidated balance sheet.

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

The following table provides the operating and financing ROU assets and lease liabilities as of July 31, 2020:

Leases	Classification	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$107,349
Financing lease assets	Other assets, net	41,426
Total leased assets		$148,775

Liabilities
Current
Operating	Current operating lease liabilities	$29,345
Financing	Other current liabilities	6,955
Noncurrent
Operating	Operating lease liabilities	89,022
Financing	Other liabilities	33,473
Total leased liabilities		$158,795

The following table provides the lease expenses for the twelve months ended July 31, 2020:

Leases expense	Classification	For the year ended July 31, 2020

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$7,450
	Operating expense - equipment lease expense	30,994
	Cost of sales - propane and other gas liquids sales	1,553
	General and administrative expense	1,490
Total operating lease expense		$41,487

Short-term expense	Operating expense - personnel, vehicle, plant and other	$7,188
	General and administrative expense	502
Total short-term expense		$7,690

Variable lease expense	Operating expense - personnel, vehicle, plant and other	$2,883
	Operating expense - equipment lease expense	1,642
Total variable lease expense		$4,525

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	$2,613
Interest on lease liabilities	Interest expense	1,060
Total finance lease expense		$3,673

Total lease expense (a)		$57,375

(a)	As of July 31, 2020 Ferrellgas, L.P. has also recognized $0.5 million of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various Midstream dispositions described in Note D – Acquisitions, dispositions and other significant transactions, and for which Ferrellgas, L.P. does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of July 31, 2020 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2021	$34,686	$10,205	$44,891
2022	27,006	9,580	36,586
2023	35,712	7,646	43,358
2024	17,999	7,076	25,075
2025	12,701	7,085	19,786
Thereafter	21,396	10,453	31,849
Total lease payments	$149,500	$52,045	$201,545
Less: Imputed interest	31,133	11,617	42,750
Present value of lease liabilities	$118,367	$40,428	$158,795

The following table represents the weighted-average remaining lease term and discount rate as of July 31, 2020:

	As of July 31, 2020
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.2	8.2%
Finance leases	5.9	8.7%

Cash flow information is presented below:

For the year ended July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$41,636

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$1,060
Financing cash flows	$2,116

Prior to the adoption of ASC 842 – Leases, the following was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations were as follows:

	Future minimum rental and buyout amounts by fiscal year
	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations	$44,392	$36,134	$26,312	$20,432	$17,196	$17,414
Operating lease buyouts	$3,073	$4,371	$6,421	$3,527	$1,238	$14,433

Rental expense under these leases totaled $53.8 million and $50.7 million for fiscal 2019 and 2018, respectively.

Prior to the adoption of ASC 842 – Leases, the following was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. This cease use liability was reported under ASC 420 – Exit or disposal cost obligations previously and is now reported under ASC 842 – Leases. The prior year table is included below for comparative purposes:

Contract exit
costs
July 31, 2018	$11,804
Accretion	448
Cash payments and other	(802)
July 31, 2019	$11,450

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

Propane operations and related equipment sales

During fiscal 2020, Ferrellgas acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $11.2 million in the following transactions:

●	Golden State Propane, Inc., based in California, acquired in August 2019;
●	C.F. Van Duzer Gas Services, Inc., based in New York, acquired in October 2019;
●	Lee Propane of Pennington Gap, Inc., based in Virginia, acquired in June 2020;

During fiscal 2019, Ferrellgas acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $15.2 million in the following transactions:

●	Salathe Gas Co., based in Louisiana, acquired September 2018;
●	North Star Exchange, Inc., based in Indiana, acquired October 2018;
●	Wylie LP Gas Inc., based in Texas, acquired October 2018;
●	Co-op Butane Inc., based in Louisiana, acquired in December 2018;
●	American Propane, based in Oklahoma, acquired January 2019;
●	Reliable Propane Inc., based in Missouri, acquired in February 2019;
●	AAA Propane, Inc., based in Colorado, acquired in June 2019.

During fiscal 2018, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $20.6 million in the following transactions:

●	Lindsey Propane LLC, based in Tennessee, acquired August 2017;
●	Sevier County Propane, based in Tennessee, acquired August 2017;
●	Service Plus Propane, Inc., based in Virginia, acquired September 2017;
●	Tapper Propane, Inc., based in Michigan, acquired November 2017; and
●	Diamond Propane LLC, based in New York, acquired June 2018.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2020	2019	2018
Cash payments, net of cash acquired	$10,195	$13,551	$18,141
Issuance of liabilities and other costs and considerations	975	1,650	2,426
Aggregate fair value of transactions	$11,170	$15,201	$20,567

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2020	2019	2018
Working capital	$—	$31	$758
Customer tanks, buildings, land and other	6,598	11,560	10,022
Goodwill	—	1,410	—
Customer lists	738	1,272	7,758
Non-compete agreements	3,834	928	2,029
Aggregate fair value of net assets acquired	$11,170	$15,201	$20,567

The estimated fair values and useful lives of assets acquired during fiscal 2020 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2019 and 2018 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas, L.P. did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

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

Additionally, during fiscal 2018, Ferrellgas, L.P. sold all 1,292 rail cars utilized in the Midstream operations segment for approximately $51.3 million in cash. For the year ended July 31, 2018, “Loss on asset sales and disposals” includes a loss of $36.8 million related to the sale of these rail cars. Proceeds from the transaction were used to reduce outstanding debt on Ferrellgas, L.P.’s previous senior secured credit facility. During fiscal 2018, Ferrellgas, L.P. completed the sale of Bridger Energy, LLC, included in the Midstream operations segment, in exchange for an $8.5 million secured promissory note due in May 2020 which was fully paid on February 20, 2019. For the year ended July 31, 2018, “Loss on asset sales and disposals” includes a loss of $4.0 million related to this sale.

The combined results from operations of these various Midstream dispositions in our Consolidated Statements of Operations includes losses before income taxes for the year ended July 31, 2018 of $55.4 million. The combined losses before income taxes attributable to Ferrellgas for the year ended July 31, 2018 was $54.8 million.

“Loss on asset sales and disposals” consists of:

	For the year ended July 31,
	2020	2019	2018
Loss on sale of:
Propane-related accessories reporting unit	$—	$—	$15,194
Midstream trucking, water disposal & terminal assets	—	2,679	120,240
Midstream railcars	—	—	36,762
Bridger Energy	—	—	4,002
Other	7,924	8,289	11,201
Loss on asset sales and disposals	$7,924	$10,968	$187,399

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

See Note I – Debt for additional disclosures related to Ferrellgas, L.P.’s inability to make quarterly cash distributions.

F.      Supplemental financial statement information

Inventories consist of the following:

	July 31, 2020	July 31, 2019
Propane gas and related products	$58,733	$66,001
Appliances, parts and supplies, and other	13,931	14,453
Inventories	$72,664	$80,454

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2020, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 1.0 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2020	July 31, 2019
Land	Indefinite	$39,585	$35,165
Land improvements	2-20	14,998	14,149
Buildings and improvements	20	88,349	86,444
Vehicles, including transport trailers	8-20	105,184	111,283
Bulk equipment and district facilities	5-30	111,019	109,751
Tanks, cylinders and customer equipment	2-30	784,466	779,827
Computer and office equipment	2-5	112,582	111,838
Construction in progress	n/a	6,889	7,061
		1,263,072	1,255,518
Less: accumulated depreciation		672,030	658,795
Property, plant and equipment, net		$591,042	$596,723

Depreciation expense totaled $64.5 million, $60.7 million and $67.1 million for fiscal 2020, 2019 and 2018, respectively.

Prepaid expenses and other current assets consist of the following:

	July 31, 2020	July 31, 2019
Broker margin deposit assets	$14,398	$25,028
Other	21,499	17,129
Prepaid expenses and other current assets	$35,897	$42,157

Other assets, net consist of the following:

	July 31, 2020	July 31, 2019
Notes receivable, less current portion and allowance	$5,330	$16,216
Finance lease right-of-use assets	41,426	—
Other	27,992	52,889
Other assets, net	$74,748	$69,105

Other current liabilities consist of the following:

	July 31, 2020	July 31, 2019
Accrued interest	$34,511	$16,550
Customer deposits and advances	32,257	24,686
Accrued payroll	18,375	17,356
Accrued insurance	14,796	18,524
Price risk management liabilities	5,029	14,198
Other	43,168	42,989
Other current liabilities	$148,136	$134,303

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2020	2019	2018
Operating expense - personnel, vehicle, plant and other	$219,598	$215,780	$195,646
Depreciation and amortization expense	9,857	6,375	4,947
Operating expense - equipment lease expense	32,518	30,759	25,765
	$261,973	$252,914	$226,358

Cash and cash equivalents consist of the following:

	July 31, 2020	July 31, 2019
Cash and cash equivalents	$237,996	$11,046
Restricted cash (1)	95,759	—
Cash, cash equivalents and restricted cash	$333,755	$11,046

(1)	The $95.8 million of restricted cash includes $78.2 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.1 million of additional pledged collateral. For additional discussion see Note I – Debt.

For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2020	2019	2018
Cash paid (refunded) for:
Interest	$132,006	$136,106	$128,479
Income taxes	$241	$111	$(311)
Non-cash investing and financing activities:
Liability incurred in connection with Term Loan amendment	$8,863	$—	$—
Liabilities incurred in connection with acquisitions	$975	$1,650	$1,993
Change in accruals for property, plant and equipment additions	$216	$1,132	$264
Lease liabilities arising from operating right-of-use assets	$14,938	$—	$—
Lease liabilities arising from finance right-of-use assets	$45,455	$—	$—

G.     Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	July 31, 2020	July 31, 2019
Accounts receivable pledged as collateral	$103,703	$106,145
Accounts receivable not pledged as collateral (including other reserves)	(825)	1,218
Note receivable	12,648	2,660
Other	36	36
Less: Allowance for doubtful accounts	(14,124)	(2,463)
Accounts and notes receivable, net	$101,438	$107,596

At July 31, 2020, $103.7 million of trade accounts receivable were pledged as collateral, but Ferrellgas, L.P. had no outstanding collateralized notes payable due to a commercial paper conduit. At July 31, 2019, $106.1 million of trade accounts receivable were pledged as collateral against $62.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of July 31, 2020, Ferrellgas, L.P. had received no cash proceeds from trade accounts receivables securitized, with $11.0 million remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2019, Ferrellgas, L.P. had received cash proceeds of $62.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 5.5% as of July 31, 2019.

As discussed previously, on June 25, 2018, Ferrellgas, L.P. and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, included an executed unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”). On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas, L.P. recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee. As of July 31, 2020, $12.5 million was classified as current notes receivable, all of which is reserved.

The agreement governing the accounts receivable securitization facility (the “Purchase Agreement”) requires the operating partnership to maintain a fixed charge coverage ratio of not less than 1.00x and a senior secured leverage ratio of not greater than 3.00x. The operating partnership was in compliance with these financial ratio requirements as of July 31, 2020. However, if at any time the operating partnership is not in compliance with these financial ratio requirements, Ferrellgas will be unable to access the facility for working capital or other cash requirements and the facility may be terminated. On April 10, 2020, the operating partnership entered into a ninth amendment to the Purchase Agreement, which amended and restated the amortization event related to the senior secured leverage ratio of the operating partnership and the definition of “Consolidated Total Secured Debt” in the Purchase Agreement to, among other matters, provide that obligations with respect to cash collateralized letters of credit are excluded from Consolidated Total Secured Debt and, therefore, from the calculation of the senior secured leverage ratio, beginning with the fiscal quarter ended January 31, 2020. The ninth amendment also amended the Purchase Agreement to (i) increase the interest rate applicable margin by 0.5% to 2.5% (or 4.5% while an amortization event under the Purchase Agreement exists) and (ii) increase the interest rate floors for the alternate base rate and LIBOR from 0.0% to 1.0%. This facility matures in May 2021 and includes an option, at Ferrellgas’ request and consent, for the purchasers in their sole discretion to extend the facility for up to an additional three years.

H.      Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2020			July 31, 2019
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$247,195	$—	$247,195	$247,195	$—	$247,195

Intangible assets, net
Amortized intangible assets
Customer related	$446,486	$(397,843)	$48,643	$442,652	$(390,052)	$52,600
Non-compete agreements	26,319	(21,934)	4,385	25,582	(20,645)	4,937
Other	3,513	(3,513)	—	3,513	(3,513)	—
	476,318	(423,290)	53,028	471,747	(414,210)	57,537

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	51,020	—	51,020
Total intangible assets, net	$527,339	$(423,290)	$104,049	$522,767	$(414,210)	$108,557

Changes in the carrying amount of goodwill are as follows:

Propane operations and
related equipment sales
Balance July 31, 2018	$246,098
Acquisitions	1,410
Other	(313)
Balance July 31, 2019	247,195
Acquisitions	—
Other	—
Balance July 31, 2020	$247,195

Customer related intangible assets have estimated lives of 15 years and non-compete agreements and other intangible assets have estimated lives ranging from five to 10 years. Ferrellgas, L.P. intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles carry a weighted average life of 15 years and non-compete agreements and other intangibles carry a weighted average life of ten years.

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2020	$9,079
2019	14,581
2018	31,345

Estimated amortization expense:

For the year ended July 31,
2021	$8,711
2022	7,322
2023	6,995
2024	6,720
2025	4,719

I.      Debt

Short-term borrowings

Prior to April 30, 2020, Ferrellgas, L.P. classified borrowings on the Revolving Facility portion of its Senior Secured Credit Facility (each, as defined below) as short-term because they were primarily used to fund working capital needs that management intended to pay down within the twelve month period following the balance sheet date. During the quarter ended April 30, 2020, Ferrellgas repaid all of the outstanding borrowings under its Senior Secured Credit Facility and terminated that facility, as discussed below. Accordingly, as of July 31, 2020, no amounts were classified as short-term borrowings. As of July 31, 2019, $43.0 million was classified as short-term borrowings. For further discussion see the “Senior secured notes due 2025 and senior secured credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	July 31, 2020	July 31, 2019
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $937 and $1,633 at July 31, 2020 and 2019, respectively (3)	475,937	476,633

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,573 at July 31, 2020 (4)	703,573	—

Senior secured term loan
Variable interest rate, Term Loan (5)	—	275,000

Notes payable
9.4% and 10.7% weighted average interest rate at July 31, 2020 and July 31, 2019, respectively, due 2020 to 2029, net of unamortized discount of $537 and $711 at July 31, 2020 and July 31, 2019, respectively	4,564	5,962
Total debt, excluding unamortized debt issuance and other costs	2,184,074	1,757,595
Unamortized debt issuance and other costs	(35,583)	(23,562)
Less: current portion of long-term debt	502,095	277,029
Long-term debt	$1,646,396	$1,457,004

(1)	During November 2010, Ferrellgas, L.P. issued $500.0 million aggregate principal amount of 6.50% senior notes due 2021.These notes are general unsecured senior obligations of Ferrellgas, L.P. and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the Ferrellgas, L.P.’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021.

(2)	During June 2015, Ferrellgas, L.P. issued $500.0 million aggregate principal amount of 6.75% senior notes due 2023. These notes are general unsecured senior obligations of Ferrellgas, L.P. and certain subsidiaries and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P. and such subsidiaries, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of any subsidiary of Ferrellgas, L.P. that is not a guarantor of these notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2023. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to June 15, 2021.
(3)	During fiscal 2014, Ferrellgas, L.P. issued $475.0 million aggregate principal amount of 6.75% senior notes due 2022, $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. These notes are general unsecured senior obligations of Ferrellgas, L.P. and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas, L.P.’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. The outstanding principal amount is due on January 15, 2022.
(4)	During April 2020, Ferrellgas, L.P. issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025, $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. These notes are senior secured obligations of Ferrellgas, L.P. and the guarantors of such notes, including Ferrellgas Partners, the general partners of Ferrellgas, L.P. and certain subsidiaries, and are (i) effectively senior to all existing senior unsecured indebtedness of Ferrellgas, L.P. and the guarantors, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas Receivables, LLC, a special purpose subsidiary that does not guarantee the notes. The senior notes bear interest from the date of issuance, payable semiannually in arrears on April 15 and October 15 of each year. The operating partnership would incur prepayment penalties if it were to repay the notes prior to April 15, 2024. The outstanding principal amount is due on April 15, 2025.
(5)	During April 2020, Ferrellgas, L.P. used a portion of the net proceeds from the offering of its senior secured first lien notes due 2025 to (i) repay all $283.9 million of outstanding borrowings under its Senior Secured Credit Facility, together with $3.1 million of accrued interest and a $17.5 million prepayment premium, (ii) cash collateralize all of the letters of credit outstanding under its Senior Secured Credit Facility and (iii) make a cash deposit of $11.5 million with the administrative agent under its Senior Secured Credit Facility, after which the facility was terminated. This repayment also resulted in $19.9 million of non-cash write-offs of capitalized debt costs. The prepayment premium payments and the non-cash write-offs of capitalized debt costs are classified as loss on extinguishment of debt on the consolidated statement of operations.

The scheduled annual principal payments on long-term debt are as follows:

Payment due by fiscal year	Scheduled principal payments
2021	$502,120
2022	476,435
2023	500,999
2024	329
2025	700,199
Thereafter	19
Total	$2,180,101

Senior secured credit facilities due 2025 and senior secured credit facility

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

As of July 31, 2020, Ferrellgas, L.P. had previously terminated its Senior Secured Credit Facility in connection with the issuance of the senior secured first lien notes due 2025. Ferrellgas, L.P. has not entered into a new credit facility as of July 31, 2020. As of July 31, 2019, Ferrellgas, L.P. had borrowings under its Senior Secured Credit Facility of $275.0 million under the term loan (the “Term Loan”) at an interest rate of 8.16%, which was then classified as current, and $43.0 million under the revolving line of credit (the “Revolving Facility”) at an interest rate of 9.47%, which was classified as short-term borrowings. As of July 31, 2019, Ferrellgas, L.P. had available borrowing capacity under the Revolving Facility of $155.1 million.

Letters of credit outstanding at July 31, 2020 and July 31, 2019 totaled $126.0 million and $101.9 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At July 31, 2020, due to the termination of the Senior Secured Credit Facility Ferrellgas, L.P. did not have in place a credit facility providing for the issuance of letters of credit and had $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding. During the quarter ended July 31, 2020, Ferrellgas, L.P. also issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility. At July 31, 2019, Ferrellgas, L.P. had remaining available letter of credit capacity under the Senior Secured Credit Facility of $23.1 million. Ferrellgas incurred commitment fees of $0.5 million, $1.0 million, and $0.7 million in fiscal 2020, 2019, and 2018, respectively.

Forbearance Agreement with respect to Ferrellgas Partners’ 8.625% Unsecured Senior Notes due June 15, 2020

On June 7, 2020, Ferrellgas Partners and additional Ferrellgas entities entered into a Forbearance Agreement (the “Forbearance Agreement”) with the beneficial owners (or nominees, investment managers, advisors or subadvisors for the beneficial owners, collectively referred to as the “Forbearing Noteholders”) of approximately 77% of the aggregate principal amount of Ferrellgas Partners’ 8.625% unsecured senior notes due June 15, 2020, pursuant to which the Forbearing Noteholders agreed to forbear from exercising any default-related rights and remedies with respect to the Ferrellgas Partners Notes and to direct the trustee thereunder not to take any remedial action. The forbearance period under the Forbearance Agreement expired on August 15, 2020. Following the expiration of the forbearance period, discussions with representatives of the Forbearing Noteholders have continued.

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

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners. Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x , on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of July 31, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.70x.

Under the covenants in the indentures governing Ferrellgas, L.P.’s unsecured notes, if the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas, L.P. may still make restricted payments in limited amounts determined under the indentures governing Ferrellgas, L.P.’s unsecured notes. The distributions made by Ferrellgas, L.P. on June 15, 2019 and December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 were made from capacity under this limited exception to the ratio requirement under the indentures governing Ferrellgas, L.P.’s unsecured notes.

The indenture governing Ferrellgas, L.P.’s senior secured first lien notes due 2025 contains a similar but, in some respects, a different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, Ferrellgas, L.P. generally may not make a restricted payment unless Ferrellgas, L.P.’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether Ferrellgas, L.P.’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of July 31, 2020, Ferrellgas, L.P.’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when Ferrellgas, L.P. does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of Ferrellgas, L.P.’s unsecured notes indentures.

As described above, Ferrellgas Partners’ unsecured notes due 2020 matured on June 15, 2020, and the outstanding principal amount of those notes was due to be paid on that date, together with accrued interest to the maturity date. Although Ferrellgas, L.P. has some capacity to make distributions under Ferrellgas, L.P.’s unsecured and secured notes indentures, this capacity will not allow Ferrellgas, L.P. to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 due at the maturity of those notes. Additionally, the restrictions in these indentures currently limit the ability of Ferrellgas, L.P. to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders. Ferrellgas Partners continues to comply with restrictive covenants with respect to the $357.0 million aggregate principal amount of its unsecured senior notes due June 15, 2020 as Ferrellgas Partners continues to negotiate with the Forbearing Noteholders.

Debt and interest expense reduction strategy

Ferrellgas, L.P. continues to pursue a strategy to reduce its debt and interest expense. Opportunities include the generation of additional cash flows organically or through accretive acquisitions, restructuring or refinancing existing indebtedness, selling additional assets, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas, L.P. expects to maintain our debt and interest expense reduction strategy until the consolidated leverage ratio reaches a level that we deem appropriate for our business. During fiscal 2019, Ferrellgas, L.P. engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities.

J.    Partners’ deficit

Partnership distributions:

Ferrellgas, L.P. has recognized the following distributions:

	For the year ended July 31,
	2020	2019	2018
Ferrellgas Partners	$15,496	$40,706	$70,246
General partner	158	415	716

See additional discussions about transactions with related parties in Note N – Transactions with related parties.

Accumulated other comprehensive income (loss)(“AOCI”)

See Note M – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2020 and 2019.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2020, the general partner made non-cash contributions of $29 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2019, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

K.     Revenue from contracts with customers

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

	For the year ended July 31,
	2020	2019	2018
Retail - Sales to End Users	$964,087	$1,128,991	$1,082,046
Wholesale - Sales to Resellers	430,435	419,349	448,943
Other Gas Sales	21,269	60,518	111,987
Other	82,035	75,534	147,847
Propane and related equipment revenues	$1,497,826	$1,684,392	$1,790,823

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	July 31, 2020	July 31, 2019
Accounts receivable	$108,483	$96,450
Contract assets	$7,079	$13,609
Contract liabilities
Deferred revenue (1)	$42,911	$31,974

(1)	Of the beginning balance of deferred revenue, $29.8 million was recognized as revenue during the year ended July 31, 2020.

Remaining performance obligations

Ferrellgas, L.P.’s remaining performance obligations are generally limited to situations where its customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in Ferrellgas, L.P.’s even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

L.     Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2020 and 2019:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,112	$—	$3,112
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,425)	$—	$(5,425)

July 31, 2019:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,259	$—	$1,259
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,015)	$—	$(16,015)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2020 and July 31, 2019, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $2,054.4 million and $1,562.2 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the year ended July 31, 2020 and 2019, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s consolidated balance sheets as of July 31, 2020 and 2019:

	Final	July 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$2,846	Other current liabilities	$5,029
Commodity derivatives-propane		Other assets, net	266	Other liabilities	396
		Total	$3,112	Total	$5,425

	Final	July 31, 2019
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$910	Other current liabilities	$14,198
Commodity derivatives-propane		Other assets, net	349	Other liabilities	1,817
		Total	$1,259	Total	$16,015

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2020 and July 31, 2019, respectively:

	July 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,398	Other current liabilities	$510
	Other assets, net	1,433	Other liabilities	—
		$15,831		$510

	July 31, 2019
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$25,028	Other current liabilities	$1,217
	Other assets, net	2,969	Other liabilities	—
		$27,997		$1,217

During fiscal 2018, Ferrellgas, L.P. terminated the interest rate swaps that were designated as a fair value hedging instrument and cash flow hedging instrument. Upon termination, Ferrellgas, L.P. paid the counterparty $4.2 million. Since the interest rate swap designated as a fair value hedging instrument that was terminated involves a hedge of an interest-bearing liability, the senior notes due May 1, 2021, Ferrellgas, L.P. capitalized the fair value of the hedge at termination of $4.2 million and will amortize the balance on a straight-line basis to interest expense over the remaining useful life of the hedged item, the 2021 Notes. The following table provides a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2020, 2019 and 2018 due to derivatives designated as fair value hedging instruments:

					Amount of Interest Expense
	Location of Gain	Amount of Gain Recognized on			Recognized on Fixed-Rated Debt
	Recognized on	Derivative			(Related Hedged Item)
Derivative Instrument	Derivative	For the year ended July 31,			For the year ended July 31,
		2020	2019	2018	2020	2019	2018
Interest rate swap agreements	Interest expense	$—	$—	$266	$—	$—	$(6,825)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2020, 2019 and 2018 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(22,872)	Cost of product sold- propane and other gas liquids sales	$(35,315)	$—
	$(22,872)		$(35,315)	$—

	For the year ended July 31, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(48,184)	Cost of product sold- propane and other gas liquids sales	$(12,868)	$—
	$(48,184)		$(12,868)	$—

	For the year ended July 31, 2018
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$30,231	Cost of sales-propane and other gas liquids sales	$24,714	$—
Interest rate swap agreements	—		(395)
	$30,231		$24,319	$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2020, 2019 and 2018 due to the change in fair value of derivatives not designated as hedging instruments. There was no effect for the years ended July 31, 2020 and 2019.

	For the year ended July 31, 2018
	Amount of Gain (Loss)	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Reclassified in Income
Commodity derivatives - crude oil	$(3,470)	Cost of sales - midstream operations

The changes in derivatives included in AOCI for the years ended July 31, 2020, 2019 and 2018 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2020	2019	2018
Beginning balance	$(14,756)	$20,560	$14,648
Change in value of risk management commodity derivatives	(22,872)	(48,184)	30,231
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	35,315	12,868	(24,714)
Reclassification of losses on interest rate hedges to interest expense	—	—	395
Ending balance	$(2,313)	$(14,756)	$20,560

Ferrellgas, L.P. expects to reclassify net losses of approximately $2.2 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2020, 2019 and 2018, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2020, Ferrellgas, L.P. had financial derivative contracts covering 4.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2020, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur, based upon the gross fair values of the derivative financial instruments, is zero.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2020.

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

	For the year ended July 31,
	2020	2019	2018
Operating expense	$260,427	$256,190	$243,407

General and administrative expense	$29,859	$25,368	$28,282

See additional discussions about transactions with the general partner and related parties in Note J – Partners’ deficit.

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

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note I – Debt – for a description of these debt obligations and a schedule of future maturities.

P.    Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust (the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation charges were $2.9 million, $5.7 million and $13.9 million during fiscal 2020, 2019 and 2018, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2020, 2019 and 2018 were $4.8 million, $4.6 million and $3.7 million, respectively.

The general partner terminated its defined benefit plan on December 15, 2018 and distributed account balances to participants in the form of lump sum payments or annuity contracts in September, 2019. The defined benefit plan trust account was closed and all remaining funds were rolled into the Ferrell Companies, Inc. Employee Stock Ownership Trust as a plan contribution in December 2019. Prior to termination, this plan provided participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the prior terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s prior funding policy for this plan was to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2020, 2019 and 2018, other comprehensive income and other liabilities were adjusted by $(0.1) million, $(0.1) million and $0.1 million, respectively.

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

For the year ended July 31, 2020	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$293,214	$510,833	$412,130	$281,649
Gross margin from propane and other gas liquids sales (a)	139,357	247,404	215,480	140,497
Net earnings (loss) (b)	$(36,898)	$57,756	$(7,720)	$(62,902)

For the year ended July 31, 2019	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$352,309	$573,377	$479,625	$279,081
Gross margin from propane and other gas liquids sales (a)	130,830	238,581	209,167	127,764
Net earnings (loss)	$(48,814)	$52,617	$29,554	$(62,874)

For the year ended July 31, 2018	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$454,655	$755,156	$515,810	$347,521
Gross margin from propane and other gas liquids sales (a)	123,243	229,321	190,883	126,115
Gross margin from midstream operations (c)	12,635	10,209	8,077	(4,161)
Net earnings (loss) (d)	$(39,699)	$6,847	$19,840	$(209,134)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”
(b)	Includes loss on extinguishment of debt of $37.4 million in the third quarter of fiscal 2020.
(c)	Gross margin from “Midstream operations” represents “Revenues - midstream operations” less “Cost of sales - midstream operations.”
(d)	Includes asset impairment charges of $10.0 million in the second quarter of fiscal 2018.

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of July 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$332,244	$1	$—	$1,510	$—	$333,755
Accounts and notes receivable, net	11,879	—	24	89,535	—	101,438
Intercompany receivables	69,980	—	—	—	(69,980)	—
Inventories	72,664	—	—	—	—	72,664
Prepaid expenses and other current assets	35,897	—	—	—	—	35,897
Total current assets	522,664	1	24	91,045	(69,980)	543,754

Property, plant and equipment, net	591,042	—	—	—	—	591,042
Goodwill, net	247,195	—	—	—	—	247,195
Intangible assets, net	104,049	—	—	—	—	104,049
Investments in consolidated subsidiaries	37,662	—	—	—	(37,662)	—
Operating lease right-of-use assets	107,349	—	—	—	—	107,349
Other assets, net	72,137	—	2,255	356	—	74,748
Total assets	$1,682,098	$1	$2,279	$91,401	$(107,642)	$1,668,137

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$33,944	$—	$—	$—	$—	$33,944
Intercompany payables	—	—	—	69,980	(69,980)	—
Current portion of long-term debt	502,095	—	—	—	—	502,095
Current operating lease liabilities	29,345	—	—	—	—	29,345
Other current liabilities	162,097	—	—	(13,961)	—	148,136
Total current liabilities	727,481	—	—	56,019	(69,980)	713,520

Long-term debt	1,646,396	—	—	—	—	1,646,396
Operating lease liabilities	89,022	—	—	—	—	89,022
Other liabilities	51,190	—	—	—	—	51,190
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(829,678)	1	2,279	35,382	(37,662)	(829,678)
Accumulated other comprehensive loss	(2,313)	—	—	—	—	(2,313)
Total partners' capital (deficit)	(831,991)	1	2,279	35,382	(37,662)	(831,991)
Total liabilities and partners' capital (deficit)	$1,682,098	$1	$2,279	$91,401	$(107,642)	$1,668,137

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,415,791	$—	$—	$—	$—	$1,415,791
Other	82,035	—	—	—	—	82,035
Total revenues	1,497,826	—	—	—	—	1,497,826

Costs and expenses:
Cost of sales - propane and other gas liquids sales	673,053	—	—	—	—	673,053
Cost of sales - other	13,003	—	—	—	—	13,003
Operating expense - personnel, vehicle, plant and other	493,055	—	—	3,950	(3,950)	493,055
Operating expense - equipment lease expense	33,017	—	—	—	—	33,017
Depreciation and amortization expense	80,025	—	—	456	—	80,481
General and administrative expense	45,630	6	—	—	—	45,636
Non-cash employee stock ownership plan compensation charge	2,871	—	—	—	—	2,871
Loss on asset sales and disposals	7,924	—	—	—	—	7,924

Operating income (loss)	149,248	(6)	—	(4,406)	3,950	148,786

Interest expense	(156,286)	—	—	(3,603)	—	(159,889)
Loss on extinguishment of debt	(37,399)	—	—	—	—	(37,399)
Other income (expense), net	(360)	—	(100)	5,671	(5,671)	(460)

Earnings (loss) before income taxes	(44,797)	(6)	(100)	(2,338)	(1,721)	(48,962)

Income tax expense	802	—	—	—	—	802
Equity in earnings (loss) of subsidiary	(2,444)	—	—	—	2,444	—

Net earnings (loss)	(48,043)	(6)	(100)	(2,338)	723	(49,764)

Other comprehensive loss	12,334	—	—	—	—	12,334

Comprehensive income (loss)	$(35,709)	$(6)	$(100)	$(2,338)	$723	$(37,430)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,608,858	$—	$—	$—	$—	$1,608,858
Other	75,485	—	49	—	—	75,534
Total revenues	1,684,343	—	49	—	—	1,684,392

Costs and expenses:
Cost of sales - propane and other gas liquids sales	902,516	—	—	—	—	902,516
Cost of sales - other	11,292	—	114	—	—	11,406
Operating expense - personnel, vehicle, plant and other	469,652	—	37	3,589	(4,410)	468,868
Operating expense - equipment lease expense	33,073	—	—	—	—	33,073
Depreciation and amortization expense	78,400	—	—	446	—	78,846
General and administrative expense	59,974	6	—	—	—	59,980
Non-cash employee stock ownership plan compensation charge	5,693	—	—	—	—	5,693
Loss on asset sales and disposals	8,289	—	2,679	—	—	10,968

Operating income (loss)	115,454	(6)	(2,781)	(4,035)	4,410	113,042

Interest expense	(132,929)	—	(38)	(9,668)	—	(142,635)
Other income (expense), net	428	—	(59)	4,410	(4,410)	369

Earnings (loss) before income taxes	(17,047)	(6)	(2,878)	(9,293)	—	(29,224)

Income tax expense (benefit)	105	—	188	—	—	293
Equity in earnings (loss) of subsidiary	(12,365)	—	—	—	12,365	—

Net earnings (loss)	(29,517)	(6)	(3,066)	(9,293)	12,365	(29,517)

Other comprehensive loss	(35,380)	—	—	—	—	(35,380)

Comprehensive income (loss)	$(64,897)	$(6)	$(3,066)	$(9,293)	$12,365	$(64,897)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$1,642,155	$—	$821	$—	$—	$1,642,976
Midstream operations	—	—	282,319	—	—	282,319
Other	72,954	—	74,893	—	—	147,847
Total revenues	1,715,109	—	358,033	—	—	2,073,142

Costs and expenses:
Cost of sales - propane and other gas liquids sales	972,467	—	947	—	—	973,414
Cost of sales - midstream operations	—	—	255,559	—	—	255,559
Cost of sales - other	10,111	—	58,543	—	—	68,654
Operating expense - personnel, vehicle, plant and other	436,962	—	37,617	4,755	(7,586)	471,748
Operating expense - equipment lease expense	27,939	—	333	—	—	28,272
Depreciation and amortization expense	75,163	—	26,317	315	—	101,795
General and administrative expense	48,337	5	5,922	—	—	54,264
Non-cash employee stock ownership plan compensation charge	13,859	—	—	—	—	13,859
Asset impairments	—	—	10,005	—	—	10,005
Loss on asset sales and disposals	8,978	—	178,421	—	—	187,399

Operating income (loss)	121,293	(5)	(215,631)	(5,070)	7,586	(91,827)

Interest expense	(86,646)	—	(43,247)	(4,053)	—	(133,946)
Other income (expense), net	(234)	—	1,162	7,586	(7,586)	928

Earnings (loss) before income taxes	34,413	(5)	(257,716)	(1,537)	—	(224,845)

Income tax expense	222	—	(2,921)	—	—	(2,699)
Equity in earnings (loss) of subsidiaries	(256,337)	—	—	—	256,337	—

Net earnings (loss)	(222,146)	(5)	(254,795)	(1,537)	256,337	(222,146)

Other comprehensive loss	5,969	—	—	—	—	5,969

Comprehensive income (loss)	$(216,177)	$(5)	$(254,795)	$(1,537)	$256,337	$(216,177)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$75,882	$(6)	$425	$(11,480)	$63,510	$128,331

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,195)	—	—	—	—	(10,195)
Capital expenditures	(70,455)	—	—	—	—	(70,455)
Proceeds from sale of assets	4,472	—	—	—	—	4,472
Cash collected for purchase of interest in accounts receivable	—	—	—	841,142	(841,142)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(777,632)	777,632	—
Intercompany loan to affiliate	(11,061)	—	—	—	11,061	—
Cash payments to construct assets in connection with future lease transactions	(37,042)	—	—	—	—	(37,042)
Cash receipts in connection with leased vehicles	41,924	—	—	—	—	41,924
Net cash provided by (used in) investing activities	(82,357)	—	—	63,510	(52,449)	(71,296)

Cash flows from financing activities:
Distributions	(15,654)	—	—	—	—	(15,654)
Proceeds from increase in long-term debt	703,750	—	—	—	—	703,750
Payments on long-term debt	(285,857)	—	—	—	—	(285,857)
Net reductions to short-term borrowings	(43,000)	—	—	—	—	(43,000)
Net reduction in collateralized short-term borrowings	—	—	—	(62,000)	—	(62,000)
Net changes in advances with consolidated entities	—	6	(425)	11,480	(11,061)	—
Cash paid for financing costs	(29,449)	—	—	—	—	(29,449)
Cash payments for principal portion of finance lease liability	(2,116)	—	—	—	—	(2,116)
Net cash provided by (used in) financing activities	327,674	6	(425)	(50,520)	(11,061)	265,674

Net change in cash and cash equivalents	321,199	—	—	1,510	—	322,709
Cash and cash equivalents - beginning of year	11,045	1	—	—	—	11,046
Cash, cash equivalents and restricted cash - end of year	$332,244	$1	$—	$1,510	$—	$333,755

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$25,796	$(6)	$24,889	$(717)	$(4,000)	$45,962

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,551)	—	—	—	—	(13,551)
Capital expenditures	(108,822)	—	—	—	—	(108,822)
Proceeds from sale of assets	5,699	—	—	—	—	5,699
Cash collected for purchase of interest in accounts receivable	—	—	—	1,258,050	(1,258,050)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(1,262,050)	1,262,050	—
Net changes in advances with consolidated entities	—	—	—	—	—	—
Intercompany loan to affiliate	24,328	—	—	—	(24,328)	—
Cash payment to construct assets in connection with future lease transactions	(9,934)	—	—	—	—	(9,934)
Cash receipts in connection with leased vehicles	862	—	—	—	—	862
Other	1,419	—	—	—	—	1,419
Net cash provided by (used in) investing activities	(99,999)	—	—	(4,000)	(20,328)	(124,327)

Cash flows from financing activities:
Distributions	(41,121)	—	—	—	—	(41,121)
Payments on long-term debt	(2,428)	—	—	—	—	(2,428)
Net additions in short-term borrowings	10,200	—	—	—	—	10,200
Net additions to collateralized short-term borrowings	—	—	—	4,000	—	4,000
Net changes in advances with consolidated entries	—	6	(25,063)	729	24,328	—
Cash paid for financing costs	(536)	—	—	(12)	—	(548)
Net cash provided by (used in) financing activities	(33,885)	6	(25,063)	4,717	24,328	(29,897)

Net change in cash and cash equivalents	(108,088)	—	(174)	—	—	(108,262)
Cash and cash equivalents - beginning of year	119,133	1	174	—	—	119,308
Cash and cash equivalents - end of year	$11,045	$1	$—	$—	$—	$11,046

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31, 2018
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$139,294	$(5)	$(48,708)	$3,573	$11,000	$105,154

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(18,141)	—	—	—	—	(18,141)
Capital expenditures	(81,114)	—	(3,805)	—	—	(84,919)
Proceeds from sale of assets	7,327	—	145,260	—	—	152,587
Cash collected for purchase of interest in accounts receivable	—	—	—	1,226,211	(1,226,211)	—
Cash remitted to Ferrellgas, L.P for accounts receivable	—	—	—	(1,215,211)	1,215,211	—
Net changes in advances with consolidated entities	96,514	—	—	—	(96,514)	—
Net cash provided by (used in) investing activities	4,586	—	141,455	11,000	(107,514)	49,527

Cash flows from financing activities:
Distributions	(70,962)	—	—	—	—	(70,962)
Proceeds from increase of long-term debt	323,680	—	—	—	—	323,680
Payments on long-term debt	(212,920)	—	—	—	—	(212,920)
Net reductions to short-term borrowings	(51,379)	—	—	—	—	(51,379)
Net additions in collateralized short-term borrowings	—	—	—	(11,000)	—	(11,000)
Net changes in advances with parent	—	5	(92,946)	(3,573)	96,514	—
Cash paid for financing costs	(18,493)	—	—	—	—	(18,493)
Net cash provided by (used in) financing activities	(30,074)	5	(92,946)	(14,573)	96,514	(41,074)

Net change in cash and cash equivalents	113,806	—	(199)	—	—	113,607
Cash and cash equivalents - beginning of year	5,327	1	373	—	—	5,701
Cash and cash equivalents - end of year	$119,133	$1	$174	$—	$—	$119,308

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2020 and 2019, and the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2020, the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A of the financial statements, as of July 31, 2020, the Company’s parent company, Ferrellgas, L.P. has $500.0 million in unsecured notes due May 1, 2021 that are classified as current in the consolidated financial statements of Ferrellgas, L.P. Ferrellgas, L.P.’s current liabilities exceeded its current assets by $169.8 million and its total liabilities exceeded its total assets by $832.0 million. The Company serves as co-issuer and co-obligor for the debt securities of Ferrellgas, L.P. The Company does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of Ferrellgas, L.P. The Company’s business plan, which is also described in Note A, contemplates restructuring or refinancing its long-term arrangements and reducing outstanding indebtedness. The Company’s ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Kansas City, Missouri

October 15, 2020

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31, 2020	July 31, 2019
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	1,500	1,841
Total assets	$2,600	$2,941

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	84,187	78,518
Accumulated deficit	(82,587)	(76,577)
Total stockholder's equity	$2,600	$2,941

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2020	2019	2018
General and administrative expense	$6,010	$5,625	$5,216

Net loss	$(6,010)	$(5,625)	$(5,216)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2017	1,000	$1,000	$67,336	$(65,736)	$2,600
Capital contribution	—	—	5,216	—	5,216
Net loss	—	—	—	(5,216)	(5,216)
July 31, 2018	1,000	1,000	72,552	(70,952)	2,600
Capital contribution	—	—	5,966	—	5,966
Net loss	—	—	—	(5,625)	(5,625)
July 31, 2019	1,000	1,000	78,518	(76,577)	2,941
Capital contribution	—	—	5,669	—	5,669
Net loss	—	—	—	(6,010)	(6,010)
July 31, 2020	1,000	$1,000	$84,187	$(82,587)	$2,600

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(6,010)	$(5,625)	$(5,216)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	341	(341)	—
Cash used in operating activities	(5,669)	(5,966)	(5,216)

Cash flows from financing activities:
Capital contribution	5,669	5,966	5,216
Cash provided by financing activities	5,669	5,966	5,216

Net change in cash	—	—	—
Cash - beginning of period	1,100	1,100	1,100
Cash - end of period	$1,100	$1,100	$1,100

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership. The Partnership has $500.0 million in unsecured notes due May 1, 2021, which are classified as current in its consolidated financial statements. This obligation is only reported on the consolidated balance sheet of the Partnership. The ability of the Partnership to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. The Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, we believe there is substantial doubt about the Finance Corp’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in the Partnership’s ongoing process to reduce existing debt and address its debt maturities. The outcome of the Partnership’s debt reduction strategy continues to remain uncertain.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $17,426 associated with the net operating loss carryforward of $82,979 generated prior to fiscal 2020, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2020, 2019 or 2018, and there is no net deferred tax asset as of July 31, 2020 and 2019. The net operating loss carryforwards generated during and after fiscal 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The net operating losses generated prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2037.

D.     Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2020 and 2019 and Statements of Operations and Cash Flows for the years ended July 31, 2020, 2019 and 2018	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2020, 2019 and 2018	S-5

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2020, 2019 and 2018	S-6

Schedule 1

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)

	July 31,
	2020	2019
ASSETS

Cash and cash equivalents	$6	$8
Prepaid expenses and other current assets	22	57
Total assets	$28	$65

LIABILITIES AND PARTNERS’ DEFICIT

Current portion of long-term debt	$357,000	$354,727
Other current liabilities	19,305	3,873
Investment in Ferrellgas, L.P.	823,765	772,698

Partners’ deficit
Common unitholders (97,152,665 units outstanding at 2020 and 2019)	(1,126,452)	(1,046,245)
General partner unitholder (989,926 units outstanding at 2020 and 2019)	(71,287)	(70,476)
Accumulated other comprehensive income loss	(2,303)	(14,512)
Total Ferrellgas Partners, L.P. partners’ deficit	(1,200,042)	(1,131,233)
Total liabilities and partners’ deficit	$28	$65

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2020	2019	2018
Equity in loss of Ferrellgas, L.P.	$(49,261)	$(29,219)	$(219,902)
Operating, general and administrative expense	116	14	137

Operating loss	(49,377)	(29,233)	(220,039)

Interest expense	(33,073)	(34,984)	(34,521)
Income tax expense	49	30	21
Net loss	$(82,499)	$(64,247)	$(254,581)

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss attributable to Ferrellgas Partners, L.P.	$(82,499)	$(64,247)	$(254,581)
Reconciliation of net loss to net cash used in operating activities:
Other	17,749	4,141	3,673
Equity in loss of Ferrellgas, L.P.	49,261	29,219	219,902
Net cash used in operating activities	(15,489)	(30,887)	(31,006)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	15,496	40,706	70,246
Cash contributed to Ferrellgas, L.P.	—	—	—
Net cash provided by (used in) investing activities	15,496	40,706	70,246

Cash flows from financing activities:
Distributions paid to common and general partner unitholders	—	(9,814)	(39,254)
Cash paid for financing costs	(9)	—	(42)
Net cash provided by (used in) financing activities	(9)	(9,814)	(39,296)

Decrease in cash and cash equivalents	(2)	5	(56)
Cash and cash equivalents - beginning of year	8	3	59
Cash and cash equivalents - end of year	$6	$8	$3

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2020
Allowance for doubtful accounts	$2,463	$2,279	$9,382	(1)	$14,124
Year ended July 31, 2019
Allowance for doubtful accounts	$2,455	$1,525	$(1,517)	(1)	$2,463
Year ended July 31, 2018
Allowance for doubtful accounts	$1,976	$1,778	$(1,299)	(1)	$2,455

(1)	Uncollectible accounts written off, net of recoveries.

As discussed previously, on June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, included an executed unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”). On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee. As of July 31, 2020, $12.5 million was classified as current notes receivable, all of which is reserved.

Schedule II

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2020
Allowance for doubtful accounts	$2,463	$2,279	$9,382	(1)	$14,124
Year ended July 31, 2019
Allowance for doubtful accounts	$2,455	$1,525	$(1,517)	(1)	$2,463
Year ended July 31, 2018
Allowance for doubtful accounts	$1,976	$1,778	$(1,299)	(1)	$2,455

(1)	Uncollectible accounts written off, net of recoveries.

As discussed previously, on June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, included an executed unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”). On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee. As of July 31, 2020, $12.5 million was classified as current notes receivable, all of which is reserved.

.