Form 10-Q
period 2020-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2020-12-15
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

Ferrellgas Partners, L.P.:
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

Ferrellgas Partners Finance Corp, Ferrellgas, L.P. and Ferrellgas Finance Corp.:
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☒
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

At November 30, 2020, the registrants had common units or shares of common stock outstanding as follows:

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	October 31, 2020	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $96,909 and $95,759 of restricted cash at October 31, 2020 and July 31, 2020, respectively)	$299,527	$333,761
Accounts and notes receivable, net (including $120,261 and $103,703 of accounts receivable pledged as collateral at October 31, 2020 and July 31, 2020, respectively)	119,488	101,438
Inventories	78,980	72,664
Prepaid expenses and other current assets	40,088	35,944
Total current assets	538,083	543,807

Property, plant and equipment, net	592,132	591,042
Goodwill, net	246,946	247,195
Intangible assets (net of accumulated amortization of $425,426 and $423,290 at October 31, 2020 and July 31, 2020, respectively)	101,812	104,049
Operating lease right-of-use assets	100,349	107,349
Other assets, net	73,522	74,748
Total assets	$1,652,844	$1,668,190

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$44,641	$33,944
Current portion of long-term debt	859,095	859,095
Current operating lease liabilities	28,280	29,345
Other current liabilities	186,938	167,466
Total current liabilities	1,118,954	1,089,850

Long-term debt	1,647,106	1,646,396
Operating lease liabilities	83,337	89,022
Other liabilities	49,543	51,190
Contingencies and commitments (Note L)

Partners' deficit:
Common unitholders (97,152,665 units outstanding at October 31, 2020 and July 31, 2020)	(1,171,359)	(1,126,452)
General partner unitholder (989,926 units outstanding at October 31, 2020 and July 31, 2020)	(71,741)	(71,287)
Accumulated other comprehensive income (loss)	5,534	(2,303)
Total Ferrellgas Partners, L.P. partners' deficit	(1,237,566)	(1,200,042)
Noncontrolling interest	(8,530)	(8,226)
Total partners' deficit	(1,246,096)	(1,208,268)
Total liabilities and partners' deficit	$1,652,844	$1,668,190

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

(unaudited)

	For the three months ended October 31,
	2020	2019
Revenues:
Propane and other gas liquids sales	$281,049	$273,385
Other	19,845	19,829
Total revenues	300,894	293,214

Costs and expenses:
Cost of sales - propane and other gas liquids sales	137,627	134,028
Cost of sales - other	3,667	3,681
Operating expense - personnel, vehicle, plant and other	109,027	114,543
Operating expense - equipment lease expense	6,830	8,388
Depreciation and amortization expense	21,390	19,219
General and administrative expense	13,080	9,695
Non-cash employee stock ownership plan compensation charge	708	795
Loss on asset sales and disposals	813	2,235

Operating income	7,752	630

Interest expense	(54,226)	(45,697)
Other income (expense), net	108	(132)

Loss before income taxes	(46,366)	(45,199)

Income tax expense	87	518

Net loss	(46,453)	(45,717)

Net loss attributable to noncontrolling interest	(391)	(373)

Net loss attributable to Ferrellgas Partners, L.P.	(46,062)	(45,344)

Less: General partner's interest in net loss	(461)	(453)

Common unitholders' interest in net loss	$(45,601)	$(44,891)

Basic and diluted net loss per common unit	$(0.47)	$(0.46)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended October 31,
	2020	2019

Net loss	$(46,453)	$(45,717)
Other comprehensive income (loss):
Change in value of risk management derivatives	5,767	(13,627)
Reclassification of losses on derivatives to earnings, net	2,150	7,479
Other comprehensive income (loss)	7,917	(6,148)
Comprehensive loss	(38,536)	(51,865)
Less: Comprehensive loss attributable to noncontrolling interest	(311)	(435)
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(38,225)	$(51,430)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	partner	Common	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2020	97,152.7	989.9	$(1,126,452)	$(71,287)	$(2,303)	$(1,200,042)	$(8,226)	$(1,208,268)
Contributions in connection with non-cash ESOP compensation charges	—	—	694	7	—	701	7	708
Net loss	—	—	(45,601)	(461)	—	(46,062)	(391)	(46,453)
Other comprehensive income	—	—	—	—	7,837	7,837	80	7,917
Balance at October 31, 2020	97,152.7	989.9	(1,171,359)	(71,741)	5,534	(1,237,566)	(8,530)	(1,246,096)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	partner	Common	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	loss	deficit	interest	deficit
Balance at July 31, 2019	97,152.7	989.9	$(1,046,245)	$(70,476)	$(14,512)	$(1,131,233)	$(7,705)	$(1,138,938)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	779	8	—	787	8	795
Distributions	—	—	—	—	—	—	(1)	(1)
Cumulative adjustment for lease accounting standard	—	—	(1,347)	(14)	—	(1,361)	(14)	(1,375)
Net loss	—	—	(44,891)	(453)	—	(45,344)	(373)	(45,717)
Other comprehensive loss	—	—	—	—	(6,086)	(6,086)	(62)	(6,148)
Balance at October 31, 2019	97,152.7	989.9	(1,091,704)	(70,935)	(20,598)	(1,183,237)	(8,147)	(1,191,384)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(46,453)	$(45,717)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	21,390	19,219
Non-cash employee stock ownership plan compensation charge	708	795
Loss on asset sales and disposals	813	2,235
Provision for doubtful accounts	678	665
Deferred income tax expense (benefit)	(1)	554
Other	2,346	3,450
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(18,728)	(14,410)
Inventories	(6,316)	(4,541)
Prepaid expenses and other current assets	(334)	(8,008)
Accounts payable	10,479	11,360
Accrued interest expense	14,827	34,167
Other current liabilities	6,154	8,214
Other assets and liabilities	2,946	(872)
Net cash provided by (used in) operating activities	(11,491)	7,111

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(6,400)
Capital expenditures	(19,454)	(18,126)
Proceeds from sale of assets	1,407	835
Cash payments to construct assets in connection with future lease transactions	—	(16,879)
Cash receipts in connection with leased vehicles	—	5,863
Net cash used in investing activities	(18,047)	(34,707)

Cash flows from financing activities:
Payments on long-term debt	(696)	(512)
Net additions to short-term borrowings	—	37,000
Net additions to collateralized short-term borrowings	—	11,000
Cash paid for financing costs	(2,297)	(1,102)
Noncontrolling interest activity	—	(1)
Cash payments for principal portion of finance lease liability	(1,703)	(38)
Net cash provided by (used in) financing activities	(4,696)	46,347

Net change in cash and cash equivalents	(34,234)	18,751
Cash and cash equivalents - beginning of period	333,761	11,054
Cash, cash equivalents and restricted cash - end of period	$299,527	$29,805

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of October 31, 2020, Ferrell Companies, Inc., a Kansas corporation (“Ferrell Companies”), beneficially owns 22.8 million of Ferrellgas Partners’ outstanding common units.

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

Due to seasonality, the results of operations for the three months ended October 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending July 30, 2021.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas’ Annual Report on Form 10-K for fiscal 2020.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020, which Ferrellgas Partners failed to repay, that are classified as current in the condensed consolidated financial statements. Additionally, Ferrellgas, L.P. has $500.0 million in unsecured notes due May 1, 2021, that are also classified as current in the condensed consolidated financial statements. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Given these concerns, Ferrellgas Partners believes there is substantial doubt about the entity’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities. On December 10, 2020, Ferrellgas Partners, Ferrellgas

Partners Finance Corp., the operating partnership and additional Ferrellgas entities entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due June 15, 2020. There is no assurance that the transactions contemplated by the TSA will be consummated and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. See Note N – Subsequent Events, for a discussion of the TSA and the transactions contemplated thereunder. Additionally, see Note F – Debt below for further discussion of the outstanding debt.

B.    Summary of significant accounting policies

(1) Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for expected credit losses, fair value of reporting units, recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use asset and lease liability, fair values of derivative contracts and stock-based compensation calculations.

Update to accounting estimates:

On August 1, 2020 Ferrellgas adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). As a result, we updated our significant accounting policies for the measurement of expected credit losses below.

Allowance for expected credit losses

Ferrellgas closely monitors accounts receivable balances and estimates the allowance for expected credit losses. The estimate is primarily based on historical collection experience and other factors, including those related to current market conditions and events. The expected credit losses associated with accounts receivable have not historically been material and the adoption impact on Ferrellgas’ allowance for expected credit losses was immaterial as of October 31, 2020.

(2) New accounting standards:

FASB Accounting Standard Update No. 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas adopted the amended guidance effective August 1, 2020. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

C. Leases

The following table provides the operating and financing ROU assets and lease liabilities as of October 31, 2020 and July 31, 2020:

Leases	Classification	October 31, 2020	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$100,349	$107,349
Financing lease assets	Other assets, net	39,753	41,426
Total leased assets		$140,102	$148,775

Liabilities
Current
Operating	Current operating lease liabilities	$28,280	$29,345
Financing	Other current liabilities	7,186	6,955
Noncurrent
Operating	Operating lease liabilities	83,337	89,022
Financing	Other liabilities	32,033	33,473
Total leased liabilities		$150,836	$158,795

The following table provides the lease expenses for the three months ended October 31, 2020 and 2019:

		For the three months ended October 31,
Leases expense	Classification	2020	2019

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,783	$1,741
	Operating expense - equipment lease expense	6,442	7,607
	Cost of sales - propane and other gas liquids sales	526	389
	General and administrative expense	282	266
Total operating lease expense		9,033	10,003

Short-term expense	Operating expense - personnel, vehicle, plant and other	2,033	1,954
	General and administrative expense	242	110
Total short-term expense		2,275	2,064

Variable lease expense	Operating expense - personnel, vehicle, plant and other	746	675
	Operating expense - equipment lease expense	388	733
Total variable lease expense		1,134	1,408

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	2,165	40
Interest on lease liabilities	Interest expense	945	42
Total finance lease expense		3,110	82

Total lease expense (a)		$15,552	$13,557

(a)	As of October 31, 2020 and 2019 Ferrellgas has also recognized $0.1 million and $0.1 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to various Midstream dispositions, and for which Ferrellgas does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of October 31, 2020 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2021	$25,539	$7,751	$33,290
2022	27,163	9,709	36,872
2023	35,832	7,742	43,574
2024	18,150	7,173	25,323
2025	12,889	7,183	20,072
Thereafter	21,532	10,655	32,187
Total lease payments	$141,105	$50,213	$191,318
Less: Imputed interest	29,488	10,994	40,482
Present value of lease liabilities	$111,617	$39,219	$150,836

The following table represents the weighted-average remaining lease term and discount rate as of October 31, 2020:

	As of October 31, 2020
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.3	8.2%
Finance leases	5.9	8.6%

Cash flow information is presented below:

	For the three months ended October 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$8,395	$11,049

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$877	$42
Financing cash flows	$1,703	$38

D.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2020	July 31, 2020
Propane gas and related products	$65,513	$58,733
Appliances, parts and supplies, and other	13,467	13,931
Inventories	$78,980	$72,664

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2020, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 1.7 million gallons of propane at fixed prices.

Prepaid expenses and other current assets consist of the following:

	October 31, 2020	July 31, 2020
Broker margin deposit assets	$9,381	$14,398
Other	30,707	21,546
Prepaid expenses and other current assets	$40,088	$35,944

Other current liabilities consist of the following:

	October 31, 2020	July 31, 2020
Accrued interest	$68,668	$53,841
Customer deposits and advances	40,898	32,257
Accrued payroll	13,431	18,375
Accrued insurance	10,994	14,796
Price risk management liabilities	1,506	5,029
Other	51,441	43,168
Other current liabilities	$186,938	$167,466

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2020	2019
Operating expense - personnel, vehicle, plant and other	$47,531	$48,015
Depreciation and amortization expense	4,523	1,840
Operating expense - equipment lease expense	5,883	7,642
	$57,937	$57,497

Cash and cash equivalents consist of the following:

	October 31, 2020	July 31, 2020
Cash and cash equivalents	$202,618	$238,002
Restricted cash (1)	96,909	95,759
Cash, cash equivalents and restricted cash	$299,527	$333,761

(1)	As of October 31, 2020, the $96.9 million of restricted cash includes $79.4 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.0 million of additional pledged collateral. As of July 31, 2020, the $95.8 million of restricted cash includes $78.2 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.1 million of additional pledged collateral. For additional discussion see Note I – Debt.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.  Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2020	2019
Cash paid for:
Interest	$36,997	$8,284
Income taxes	$35	$—
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$—	$520
Change in accruals for property, plant and equipment additions	$(65)	$(43)
Lease liabilities arising from operating right-of-use assets	$366	$11,563
Lease liabilities arising from finance right-of-use assets	$554	$5,614

E.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2020	July 31, 2020
Accounts receivable pledged as collateral	$120,261	$103,703
Accounts receivable not pledged as collateral (including other reserves)	823	(825)
Note receivable	15,148	12,648
Other	37	36
Less: Allowance for expected credit losses	(16,781)	(14,124)
Accounts and notes receivable, net	$119,488	$101,438

At October 31, 2020, $120.3 million of trade accounts receivable were pledged as collateral, but Ferrellgas had no outstanding collateralized notes payable due to a commercial paper conduit. At July 31, 2020, $103.7 million of trade accounts receivable were pledged as collateral, but Ferrellgas had no outstanding collateralized notes payable due to a commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2020, Ferrellgas had received no cash proceeds from trade accounts receivables securitized, with $26.0 million remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2020, Ferrellgas had received no cash proceeds from trade accounts receivables securitized, with $11.0 million remaining capacity to receive additional proceeds or issue letters of credit.

The agreement governing the accounts receivable securitization facility (the “Purchase Agreement”) requires the operating partnership to maintain a fixed charge coverage ratio of not less than 1.00x and a senior secured leverage ratio of not greater than 3.00x. The operating partnership was in compliance with these financial ratio requirements as of October 31, 2020. However, if at any time the operating partnership is not in compliance with these financial ratio requirements, Ferrellgas will be unable to access the facility for working capital or other cash requirements and the facility may be terminated. This facility matures in May 2021 and includes an option, at Ferrellgas’ request and consent, for the purchasers in their sole discretion to extend the facility for up to an additional three years.

F.    Debt

Long-term debt

Long-term debt consists of the following:

	October 31, 2020	July 31, 2020
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $770 and $937 at October 31, 2020 and July 31, 2020, respectively (3)	475,770	475,937
Fixed rate, 8.625%, due 2020 (4)	357,000	357,000

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,424 at October 31, 2020 and $3,573 at July 31, 2020, respectively (5)	703,424	703,573

Notes payable
9.7% and 9.4% weighted average interest rate at October 31, 2020 and July 31, 2020, respectively, due 2020 to 2029, net of unamortized discount of $449 and $537 at October 31, 2020 and July 31, 2020, respectively	3,956	4,564
Total debt, excluding unamortized debt issuance and other costs	2,540,150	2,541,074
Unamortized debt issuance and other costs	(33,949)	(35,583)
Less: current portion of long-term debt	859,095	859,095
Long-term debt	$1,647,106	$1,646,396

(1)	During November 2010, the operating partnership issued $500.0 million aggregate principal amount of 6.50% senior notes due 2021. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021.
(2)	During June 2015, the operating partnership issued $500.0 million aggregate principal amount of 6.75% senior notes due 2023. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of any subsidiary of the operating partnership that is not a guarantor of these notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due June 15, 2023. The operating partnership would incur prepayment penalties if it were to repay the notes prior to June 15, 2021.
(3)	During fiscal 2014, the operating partnership issued $475.0 million aggregate principal amount of 6.75% senior notes due 2022, $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. The outstanding principal amount is due January 15, 2022.
(4)	During January 2017, Ferrellgas Partners issued $175.0 million aggregate principal amount of additional 8.625% unsecured senior notes due 2020, issued at 96% of par. Ferrellgas Partners contributed the net proceeds from the offering of approximately $166.1 million to the operating partnership, which used such amounts to repay borrowings under its previous senior secured credit facility. During April 2010, Ferrellgas Partners issued $280.0 million of these notes. During March 2011, Ferrellgas Partners redeemed $98.0 million of these notes. These notes are general unsecured senior obligations of Ferrellgas Partners and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas Partners, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership and its subsidiaries. The unsecured senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount was due on June 15, 2020, but has not been repaid.
(5)	During April 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025, $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. These notes are senior secured obligations of the operating partnership and the guarantors of such notes, including Ferrellgas Partners, the general partners of the operating partnership and certain subsidiaries of the operating partnership, and are (i) effectively senior to all existing senior unsecured indebtedness of the operating partnership and the guarantors, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas Receivables, LLC, a special purpose subsidiary that does not guarantee the notes. The senior notes bear interest from the date of issuance, payable semiannually in arrears on April 15 and October 15 of each year. The operating partnership would incur prepayment penalties if it were to repay the notes prior to April 15, 2024. The outstanding principal amount is due on April 15, 2025.

The scheduled principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2021 (a)	$858,425
2022	476,435
2023	500,999
2024	329
2025	700,199
Thereafter	19
Total	$2,536,406
(a)	Includes the Ferrellgas Partners Notes, which matured on June 15, 2020, but have not yet been repaid.

Letters of credit outstanding at October 31, 2020 and July 31, 2020 totaled $127.1 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At October 31, 2020 and July 31, 2020 Ferrellgas did not have in place a credit facility providing for the issuance of letters of credit and had $79.4 million and $78.2 million, respectively, of restricted cash pledged as cash collateral for letters of credit outstanding. Additionally, at both October 31, 2020 and July 31, 2020, Ferrellgas also issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility.

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

Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of October 31, 2020, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.38x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended October 31, 2020, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions, unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. While there can be no assurance of success, as part of our debt and interest expense reduction strategy, we are presently considering potential solutions to address the maturity of the outstanding notes of Ferrellgas Partners due June 15, 2020, as well as the upcoming maturity of the operating partnership’s $500.0 million in unsecured notes due May 1, 2021. The potential solutions include, among others, restructuring, refinancing or a transaction to exchange new notes for some or all of these notes.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners. Under these covenants, in the indentures governing the operating partnership’s notes, subject to the limited exceptions described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of October 31, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.65x.

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

The indenture governing the operating partnership’s senior secured first lien notes due 2025 contains a similar but, in some respects, a different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, the operating partnership generally may not make a restricted payment unless the operating partnership’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether the operating partnership’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of October 31, 2020, the operating partnership’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when the operating partnership does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of the operating partnership’s unsecured notes indentures.

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

G.    Partners’ deficit

As of October 31, 2020 and July 31, 2020, limited partner units were beneficially owned by the following:

	October 31, 2020	July 31, 2020
Public common unitholders (1)	69,612,939	69,612,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)	These common units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
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

Partnership distributions

No distributions will be paid to common unitholders for the three months ended October 31, 2020.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2020 and 2019.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2020, the general partner made non-cash contributions of $14.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

During the three months ended October 31, 2019, the general partner made non-cash contributions of $16.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

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

	For the three months ended October 31,
	2020	2019
Retail - Sales to End Users	$174,645	$180,417
Wholesale - Sales to Resellers	102,612	82,704
Other Gas Sales	3,792	10,264
Other	19,845	19,829
Propane and related equipment revenues	$300,894	$293,214

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

The following table presents the opening and closing balances of Ferrellgas’ receivables, contract assets, and contract liabilities:

	October 31, 2020	July 31, 2020
Accounts receivable	$132,570	$108,483
Contract assets	$3,699	$7,079
Contract liabilities
Deferred revenue (1)	$52,220	$42,911

(1)	Of the beginning balance of deferred revenue, $11.4 million was recognized as revenue during the three months ended October 31, 2020.

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

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2020 and July 31, 2020:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
October 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$7,161	$—	$7,161
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,557)	$—	$(1,557)

July 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,112	$—	$3,112
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,425)	$—	$(5,425)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2020 and

July 31, 2020, the estimated fair value of Ferrellgas’ long-term debt instruments was $2,232.3 million and $2,177.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2020 and 2019, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of October 31, 2020 and July 31, 2020:

	Final	October 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$6,656	Other current liabilities	$1,506
Commodity derivatives-propane		Other assets, net	505	Other liabilities	51
		Total	$7,161	Total	$1,557

	Final	July 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$2,846	Other current liabilities	$5,029
Commodity derivatives-propane		Other assets, net	266	Other liabilities	396
		Total	$3,112	Total	$5,425

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2020 and July 31, 2020, respectively:

	October 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$9,381	Other current liabilities	$5,768
	Other assets, net	544	Other liabilities	483
		$9,925		$6,251

	July 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,398	Other current liabilities	$510
	Other assets, net	1,433	Other liabilities	—
		$15,831		$510

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2020 and 2019 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2020
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$5,767	Cost of product sold- propane and other gas liquids sales	$(2,150)	$—
	$5,767		$(2,150)	$—

	For the three months ended October 31, 2019
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(13,627)	Cost of product sold- propane and other gas liquids sales	$(7,479)	$—
	$(13,627)		$(7,479)	$—

The changes in derivatives included in AOCI for the three months ended October 31, 2020 and 2019 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2020	2019
Beginning balance	$(2,313)	$(14,756)
Change in value of risk management commodity derivatives	5,767	(13,627)
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	2,150	7,479
Ending balance	$5,604	$(20,904)

Ferrellgas expects to reclassify net gains of approximately $5.2 million to earnings during the next 12 months. These net gains are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the three months ended October 31, 2020 and 2019, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2020, Ferrellgas had financial derivative contracts covering 3.6 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2020, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is $3.5 million.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2020.

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

	For the three months ended October 31,
	2020	2019
Operating expense	$60,980	$63,471

General and administrative expense	$6,719	$6,487

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

M.    Net earnings (loss) per unitholders’ interest

Below is a calculation of the basic and diluted net loss per common unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended October 31,
	2020	2019

Common unitholders’ interest in net loss	$(45,601)	$(44,891)
Weighted average common units outstanding (in thousands)	97,152.7	97,152.7
Basic and diluted net loss per common unit	$(0.47)	$(0.46)

A.

N.    Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements, except as follows.

Transaction Support Agreement

On December 10, 2020, Ferrellgas Partners, Ferrellgas Partners Finance Corp., the operating partnership and additional Ferrellgas entities (collectively, the “Company Parties”) entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims (collectively, the “Consenting Noteholders”) arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due June 15, 2020. As of December 10, 2020, the Consenting Noteholders hold or represent, in the aggregate, approximately 74% of the outstanding amount of the Ferrellgas Partners Notes due June 15, 2020.

The TSA sets forth (i) a restructuring process to satisfy the obligations of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under the Ferrellgas Partners Notes due June 15, 2020 (the “Ferrellgas Partners Transactions”), which will be effectuated through pre-packaged voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code filed by only Ferrellgas Partners and Ferrellgas Partners Finance Corp. and the confirmation of a pre-packaged plan of reorganization for Ferrellgas Partners and Ferrellgas Partners Finance Corp., and (ii) a refinancing process of the operating partnership, including but not limited to, replacement of the operating partnership’s existing unsecured notes due 2021, 2022 and 2023 (the “operating partnership Transactions” and, together with the Ferrellgas Partners Transactions, the “Transactions”), which will be consummated on the effective date (the “Effective Date”) of Ferrellgas Partners’ plan of reorganization that implements the Ferrellgas Partners Transactions (the “Plan”) and will close simultaneously with the Ferrellgas Partners Transactions effectuated under the Plan.

Generally, the TSA and the Transactions contemplate, among other things, the transactions and certain changes to the capital structure and governance of the Company Parties as described in more detail in the TSA.

Pursuant to the TSA, and subject to the terms and conditions thereof, the parties thereto have agreed to support, act in good faith and take all steps reasonably necessary and desirable to implement and consummate the Transactions until the TSA is terminated. The Consenting Noteholders have agreed, among other things, (i) to forbear from taking actions with respect to any default or event of default by the Company Parties under the indenture governing the Ferrellgas Partners Notes which arises solely as a result of the failure to make payments of the principal due on the Ferrellgas Partners Notes, and (ii) to vote in favor of any matter requiring approval to the extent necessary to implement the Transactions and the Plan.

The TSA contains certain milestones relating to the commencement of the solicitation of acceptances of the Plan (the “Solicitation”), the refinancing process and the Chapter 11 Cases, which include the dates by which Ferrellgas Partners is required to commence the Solicitation and, thereafter, commence the Chapter 11 Cases or obtain certain approval orders of the United States Bankruptcy Court for the District of Delaware. In addition, the milestones include the obligation of Ferrellgas Partners and Ferrellgas Partners Finance Corp. to emerge from chapter 11 protection no later than April 4, 2021, unless that deadline is extended pursuant to the terms of the TSA.

The TSA also provides that the TSA may be terminated by the Required Consenting Noteholders (as defined therein) with respect to the Consenting Noteholders or by any Company Party with respect to the Company Parties upon the occurrence of certain events set forth therein. In particular, the Company Parties may terminate the TSA in the event the governing body of any Company Party determines, after consulting with counsel, (i) that continuing to pursue any of the Transactions in the manner contemplated by the TSA would be inconsistent with the exercise of its contractual or fiduciary duties or applicable law or (ii) in the exercise of its contractual or fiduciary duties, to pursue an alternative transaction proposal.

There is no assurance that the restructuring and refinancing processes described in the TSA will be consummated.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2020	July 31, 2020
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	—	1,850
Total assets	$1,000	$2,850

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	38,920	38,846
Accumulated deficit	(38,920)	(36,996)
Total stockholder’s equity	$1,000	$2,850

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2020	2019
General and administrative expense	$1,924	$891

Net loss	$(1,924)	$(891)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,924)	$(891)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,850	838
Cash used in operating activities	(74)	(53)

Cash flows from financing activities:
Capital contribution	74	53
Cash provided by financing activities	74	53

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership. The Partnership has $357.0 million aggregate principal amount of unsecured senior notes due June 15, 2020, which the Partnership failed to repay, that are classified as current in its condensed consolidated financial statements. These obligations are only reported on the Partnership’s condensed consolidated balance sheet. The ability of the Partnership to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, we believe there is substantial doubt about the Finance Corp’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist with the Partnership’s ongoing process to reduce existing debt and address its debt maturities. On December 10, 2020, the Partnership, Finance Corp., the operating partnership and additional Ferrellgas entities entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due June 15, 2020. There is no assurance that the transactions contemplated by the TSA will be consummated and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. See Note C – Subsequent Events, for a discussion of the TSA and the transactions contemplated thereunder.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership. The Finance Corp. is liable as co-issuer and co-obligor for the $357.0 million aggregate principal amount of the Partnership’s unsecured senior notes due June 15, 2020, which the Partnership failed to repay, and which obligation is only reported on the Partnership’s condensed consolidated balance sheet.

C. Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements, except as follows.

Transaction Support Agreement

On December 10, 2020, the Partnership, Finance Corp., the operating partnership and additional Ferrellgas entities (collectively, the “Company Parties”) entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims (collectively, the “Consenting Noteholders”) arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due June 15, 2020. As of December 10, 2020, the Consenting Noteholders hold or represent, in the aggregate, approximately 74% of the outstanding amount of the Ferrellgas Partners Notes due June 15, 2020.

The TSA sets forth (i) a restructuring process to satisfy the obligations of the Partnership and the Finance Corp. under the Ferrellgas Partners Notes due June 15, 2020 (the “Ferrellgas Partners Transactions”), which will be effectuated through pre-packaged voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code filed by only the Partnership and the Finance Corp. and the confirmation of a pre-packaged plan of reorganization for the Partnership and the Finance Corp., and (ii) a refinancing process of the operating partnership and Ferrellgas Finance Corp., including but not limited to, replacement of the operating partnership’s and Ferrellgas Finance Corp.’s existing unsecured notes due 2021, 2022 and 2023 (the “operating partnership Transactions” and, together with the Ferrellgas Partners Transactions, the “Transactions”), which will be consummated on the effective date (the “Effective Date”) of the Partnership’s and the Finance Corp.’s plan of reorganization that implements the Ferrellgas Partners Transactions (the “Plan”) and will close simultaneously with the Ferrellgas Partners Transactions effectuated under the Plan.

Generally, the TSA and the Transactions contemplate, among other things, the transactions and certain changes to the capital structure and governance of the Company Parties as described in more detail in the TSA.

Pursuant to the TSA, and subject to the terms and conditions thereof, the parties thereto have agreed to support, act in good faith and take all steps reasonably necessary and desirable to implement and consummate the Transactions until the TSA is terminated. The Consenting Noteholders have agreed, among other things, (i) to forbear from taking actions with respect to any default or event of default by the Company Parties under the indenture governing the Ferrellgas Partners Notes which arises solely as a result of the failure to make payments of the principal due on the Ferrellgas Partners Notes, and (ii) to vote in favor of any matter requiring approval to the extent necessary to implement the Transactions and the Plan.

The TSA contains certain milestones relating to the commencement of the solicitation of acceptances of the Plan (the “Solicitation”), the refinancing process and the Chapter 11 Cases, which include the dates by which the Partnership and the Finance Corp. are required to commence the Solicitation and, thereafter, commence the Chapter 11 Cases or obtain certain approval orders of the United States Bankruptcy Court for the District of Delaware. In addition, the milestones include the obligation of the Partnership and the Finance Corp. to emerge from chapter 11 protection no later than April 4, 2021, unless that deadline is extended pursuant to the terms of the TSA.

The TSA also provides that the TSA may be terminated by the Required Consenting Noteholders (as defined therein) with respect to the Consenting Noteholders or by any Company Party with respect to the Company Parties upon the occurrence of certain events set forth therein. In particular, the Company Parties may terminate the TSA in the event the governing body of any Company Party determines, after consulting with counsel, (i) that continuing to pursue any of the Transactions in the manner contemplated by the TSA would be inconsistent with the exercise of its contractual or fiduciary duties or applicable law or (ii) in the exercise of its contractual or fiduciary duties, to pursue an alternative transaction proposal.

There is no assurance that the restructuring and refinancing processes described in the TSA will be consummated.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31, 2020	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $96,909 and $95,759 of restricted cash at October 31, 2020 and July 31, 2020, respectively)	$299,522	$333,755
Accounts and notes receivable, net (including $120,261 and $103,703 of accounts receivable pledged as collateral at October 31, 2020 and July 31, 2020, respectively)	119,488	101,438
Inventories	78,980	72,664
Prepaid expenses and other current assets	40,044	35,897
Total current assets	538,034	543,754

Property, plant and equipment, net	592,132	591,042
Goodwill, net	246,946	247,195
Intangible assets (net of accumulated amortization of $425,426 and $423,290 at October 31, 2020 and July 31, 2020, respectively)	101,812	104,049
Operating lease right-of-use assets	100,349	107,349
Other assets, net	73,522	74,748
Total assets	$1,652,795	$1,668,137

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$44,641	$33,944
Current portion of long-term debt	502,095	502,095
Current operating lease liabilities	28,280	29,345
Other current liabilities	159,910	148,136
Total current liabilities	734,926	713,520

Long-term debt	1,647,106	1,646,396
Operating lease liabilities	83,337	89,022
Other liabilities	49,543	51,190
Contingencies and commitments (Note L)

Partners’ deficit:
Limited partner	(859,121)	(821,462)
General partner	(8,600)	(8,216)
Accumulated other comprehensive income (loss)	5,604	(2,313)
Total partners’ deficit	(862,117)	(831,991)
Total liabilities and partners’ deficit	$1,652,795	$1,668,137

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2020	2019

Revenues:
Propane and other gas liquids sales	$281,049		$273,385
Other	19,845		19,829
Total revenues	300,894		293,214

Costs and expenses:
Cost of sales - propane and other gas liquids sales	137,627		134,028
Cost of sales - other	3,667		3,681
Operating expense - personnel, vehicle, plant and other	109,027		114,543
Operating expense - equipment lease expense	6,830		8,388
Depreciation and amortization expense	21,390		19,219
General and administrative expense	13,076		9,696
Non-cash employee stock ownership plan compensation charge	708		795
Loss on asset sales and disposals	813		2,235

Operating income	7,756		629

Interest expense	(46,528)		(36,877)
Other income (expense), net	108		(132)

Loss before income taxes	(38,664)	—	(36,380)

Income tax expense	87		518

Net loss	$(38,751)		$(36,898)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended October 31,
	2020	2019

Net loss	$(38,751)	$(36,898)
Other comprehensive income (loss):
Change in value of risk management derivatives	5,767	(13,627)
Reclassification of losses on derivatives to earnings, net	2,150	7,479
Other comprehensive income (loss)	7,917	(6,148)
Comprehensive loss	$(30,834)	$(43,046)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2020	$(821,462)	$(8,216)	$(2,313)	$(831,991)
Contributions in connection with non-cash ESOP compensation charges	701	7	—	708
Net loss	(38,360)	(391)	—	(38,751)
Other comprehensive income	—	—	7,917	7,917
Balance at October 31, 2020	$(859,121)	$(8,600)	$5,604	$(862,117)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	loss	deficit
Balance at July 31, 2019	$(758,186)	$(7,570)	$(14,647)	$(780,403)
Contributions in connection with non-cash ESOP compensation charges	787	8	—	795
Cumulative adjustment for lease accounting standard	(1,361)	(14)	—	(1,375)
Distributions	(100)	(1)	—	(101)
Net loss	(36,525)	(373)	—	(36,898)
Other comprehensive loss	—	—	(6,148)	(6,148)
Balance at October 31, 2019	$(795,385)	$(7,950)	$(20,795)	$(824,130)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(38,751)	$(36,898)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	21,390	19,219
Non-cash employee stock ownership plan compensation charge	708	795
Loss on asset sales and disposals	813	2,235
Provision for doubtful accounts	678	665
Deferred income tax expense (benefit)	(1)	554
Other	2,346	2,327
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(18,728)	(14,410)
Inventories	(6,316)	(4,541)
Prepaid expenses and other current assets	(337)	(7,970)
Accounts payable	10,479	11,360
Accrued interest expense	7,129	26,469
Other current liabilities	6,154	8,214
Other assets and liabilities	2,946	(872)
Net cash provided by (used in) operating activities	(11,490)	7,147

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(6,400)
Capital expenditures	(19,454)	(18,126)
Proceeds from sale of assets	1,407	835
Cash payments to construct assets in connection with future lease transactions	—	(16,879)
Cash receipts in connection with leased vehicles	—	5,863
Net cash used in investing activities	(18,047)	(34,707)

Cash flows from financing activities:
Distributions	—	(101)
Payments on long-term debt	(696)	(512)
Net additions to short-term borrowings	—	37,000
Net additions to collateralized short-term borrowings	—	11,000
Cash payments for principal portion of finance lease liability	(1,703)	(38)
Cash paid for financing costs and other	(2,297)	(1,102)
Net cash provided by (used in) financing activities	(4,696)	46,247

Net change in cash and cash equivalents	(34,233)	18,687
Cash and cash equivalents - beginning of period	333,755	11,046
Cash, cash equivalents and restricted cash - end of period	$299,522	$29,733

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

Due to seasonality, the results of operations for the three months ended October 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending July 30, 2021.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2020.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas, L.P. has $500.0 million in unsecured notes due May 1, 2021, that are classified as current in its condensed consolidated financial statements. Additionally, Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020, which Ferrellgas Partners failed to repay, that are classified as current in its condensed consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is directly impacted by the cash flows of Ferrellgas, L.P. The ability of Ferrellgas Partners to restructure or refinance these notes is uncertain considering the level of other outstanding indebtedness. Given these concerns, Ferrellgas Partners believes there is substantial doubt about Ferrellgas, L.P.’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities. On December 10, 2020, Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and additional Ferrellgas entities entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due June 15, 2020. There is no assurance that the transactions contemplated by the TSA will be consummated and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. See Note N – Subsequent Events, for a discussion of the TSA and the transactions contemplated thereunder. Additionally, see Note F – Debt below for further discussion of the outstanding debt.

B.    Summary of significant accounting policies

(1) Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for expected credit losses, fair value of reporting units, recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use asset and lease liability, fair values of derivative contracts and stock-based compensation calculations.

Update to accounting estimates:

On August 1, 2020 Ferrellgas, L.P. adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). As a result, we updated our significant accounting policies for the measurement of expected credit losses below.

Allowance for expected credit losses

Ferrellgas, L.P. closely monitors accounts receivable balances and estimates the allowance for expected credit losses. The estimate is primarily based on historical collection experience and other factors, including those related to current market conditions and events. The expected credit losses associated with accounts receivable have not historically been material and the adoption impact on Ferrellgas, L.P.’s allowance for expected credit losses was immaterial as of October 31, 2020.

(2) New accounting standards:

FASB Accounting Standard Update No. 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas, L.P. adopted the amended guidance effective August 1, 2020. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

.

C. Leases

The following table provides the operating and financing ROU assets and lease liabilities as of October 31, 2020 and July 31, 2020:

Leases	Classification	October 31, 2020	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$100,349	$107,349
Financing lease assets	Other assets, net	39,753	41,426
Total leased assets		$140,102	$148,775

Liabilities
Current
Operating	Current operating lease liabilities	$28,280	$29,345
Financing	Other current liabilities	7,186	6,955
Noncurrent
Operating	Operating lease liabilities	83,337	89,022
Financing	Other liabilities	32,033	33,473
Total leased liabilities		$150,836	$158,795

The following table provides the lease expenses for the three months ended October 31, 2020 and 2019:

		For the three months ended October 31,
Leases expense	Classification	2020	2019

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,783	$1,741
	Operating expense - equipment lease expense	6,442	7,607
	Cost of sales - propane and other gas liquids sales	526	389
	General and administrative expense	282	266
Total operating lease expense		9,033	10,003

Short-term expense	Operating expense - personnel, vehicle, plant and other	2,033	1,954
	General and administrative expense	242	110
Total short-term expense		2,275	2,064

Variable lease expense	Operating expense - personnel, vehicle, plant and other	746	675
	Operating expense - equipment lease expense	388	733
Total variable lease expense		1,134	1,408

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	2,165	40
Interest on lease liabilities	Interest expense	945	42
Total finance lease expense		3,110	82

Total lease expense (a)		$15,552	$13,557

(a)	As of October 31, 2020 and 2019 Ferrellgas, L.P. has also recognized $0.1 million and $0.1 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to various Midstream dispositions, and for which Ferrellgas does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of October 31, 2020 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2021	$25,539	$7,751	$33,290
2022	27,163	9,709	36,872
2023	35,832	7,742	43,574
2024	18,150	7,173	25,323
2025	12,889	7,183	20,072
Thereafter	21,532	10,655	32,187
Total lease payments	$141,105	$50,213	$191,318
Less: Imputed interest	29,488	10,994	40,482
Present value of lease liabilities	$111,617	$39,219	$150,836

The following table represents the weighted-average remaining lease term and discount rate as of October 31, 2020:

	As of October 31, 2020
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.3	8.2%
Finance leases	5.9	8.6%

Cash flow information is presented below:

	For the three months ended October 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$8,395	$11,049

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$877	$42
Financing cash flows	$1,703	$38

D.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2020	July 31, 2020
Propane gas and related products	$65,513	$58,733
Appliances, parts and supplies, and other	13,467	13,931
Inventories	$78,980	$72,664

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2020, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 1.7 million gallons of propane at fixed prices.

Prepaid expenses and other current assets consist of the following:

	October 31, 2020	July 31, 2020
Broker margin deposit assets	$9,381	$14,398
Other	30,663	21,499
Prepaid expenses and other current assets	$40,044	$35,897

Other current liabilities consist of the following:

	October 31, 2020	July 31, 2020
Accrued interest	$41,640	$34,511
Customer deposits and advances	40,898	32,257
Accrued payroll	13,431	18,375
Accrued insurance	10,994	14,796
Price risk management liabilities	1,506	5,029
Other	51,441	43,168
Other current liabilities	$159,910	$148,136

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2020	2019
Operating expense - personnel, vehicle, plant and other	$47,531	$48,015
Depreciation and amortization expense	4,523	1,840
Operating expense - equipment lease expense	5,883	7,642
	$57,937	$57,497

Cash and cash equivalents consist of the following:

	October 31, 2020	July 31, 2020
Cash and cash equivalents	$202,613	$237,996
Restricted cash (1)	96,909	95,759
Cash, cash equivalents and restricted cash	$299,522	$333,755

(1)	As of October 31, 2020, the $96.9 million of restricted cash includes $79.4 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.0 million of additional pledged collateral. As of July 31, 2020, the $95.8 million of restricted cash includes $78.2 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.1 million of additional pledged collateral. For additional discussion see Note I – Debt.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2020	2019
Cash paid for:
Interest	$36,997	$8,284
Income taxes	$35	$—
Non-cash investing and financing activities:

Liabilities incurred in connection with acquisitions	$—	$520
Change in accruals for property, plant and equipment additions	$(65)	$(43)
Lease liabilities arising from operating right-of-use assets	$366	$11,563
Lease liabilities arising from finance right-of-use assets	$554	$5,614

E.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2020	July 31, 2020
Accounts receivable pledged as collateral	$120,261	$103,703
Accounts receivable not pledged as collateral (including other reserves)	823	(825)
Note receivable	15,148	12,648
Other	37	36
Less: Allowance for expected credit losses	(16,781)	(14,124)
Accounts and notes receivable, net	$119,488	$101,438

At October 31, 2020, $120.3 million of trade accounts receivable were pledged as collateral, but Ferrellgas, L.P. had no outstanding collateralized notes payable due to a commercial paper conduit. At July 31, 2020, $103.7 million of trade accounts receivable were pledged as collateral, but Ferrellgas, L.P. had no outstanding collateralized notes payable due to a commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2020, Ferrellgas, L.P. had received no cash proceeds from trade accounts receivables securitized, with $26.0 million remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2020, Ferrellgas, L.P. had received no cash proceeds from trade accounts receivables securitized, with $11.0 million remaining capacity to receive additional proceeds or issue letters of credit.

The agreement governing the accounts receivable securitization facility (the “Purchase Agreement”) requires the operating partnership to maintain a fixed charge coverage ratio of not less than 1.00x and a senior secured leverage ratio of not greater than 3.00x. The operating partnership was in compliance with these financial ratio requirements as of October 31, 2020. However, if at any time the operating partnership is not in compliance with these financial ratio requirements, Ferrellgas, L.P. will be unable to access the facility for working capital or other cash requirements and the facility may be terminated. This facility matures in May 2021 and includes an option, at Ferrellgas, L.P.’s request and consent, for the purchasers in their sole discretion to extend the facility for up to an additional three years.

F.    Debt

Long-term debt

Long-term debt consists of the following:

	October 31, 2020	July 31, 2020
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $770 and $937 at October 31, 2020 and July 31, 2020, respectively (3)	475,770	475,937

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,424 and $3,573 at October 31, 2020 and July 31, 2020, respectively (4)	703,424	703,573

Notes payable
9.7% and 9.4% weighted average interest rate at October 31, 2020 and July 31, 2020, respectively, due 2020 to 2029, net of unamortized discount of $449 and $537 at October 31, 2020 and July 31, 2020, respectively	3,956	4,564
Total debt, excluding unamortized debt issuance and other costs	2,183,150	2,184,074
Unamortized debt issuance and other costs	(33,949)	(35,583)
Less: current portion of long-term debt	502,095	502,095
Long-term debt	$1,647,106	$1,646,396

(1)	During November 2010, Ferrellgas, L.P. issued $500.0 million aggregate principal amount of 6.50% senior notes due 2021.These notes are general unsecured senior obligations of Ferrellgas, L.P. and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the Ferrellgas, L.P.’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021.
(2)	During June 2015, Ferrellgas, L.P. issued $500.0 million aggregate principal amount of 6.75% senior notes due 2023. These notes are general unsecured senior obligations of Ferrellgas, L.P. and certain subsidiaries and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P. and such subsidiaries, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of any subsidiary of Ferrellgas, L.P. that is not a guarantor of these notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2023. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to June 15, 2021.
(3)	During fiscal 2014, Ferrellgas, L.P. issued $475.0 million aggregate principal amount of 6.75% senior notes due 2022, $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. These notes are general unsecured senior obligations of Ferrellgas, L.P. and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas, L.P.’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. The outstanding principal amount is due on January 15, 2022.
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

The scheduled principal payments on long-term debt are as follows:

Payment due by fiscal year	Scheduled principal payments
2021	$501,425
2022	476,435
2023	500,999
2024	329
2025	700,199
Thereafter	19
Total	$2,179,406

Letters of credit outstanding at October 31, 2020 and July 31, 2020 totaled $127.1 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At October 31, 2020 and July 31, 2020, Ferrellgas, L.P. did not have in place a credit facility providing for the issuance of letters of credit and had $79.4 million and $78.2 million, respectively, of restricted cash pledged as cash collateral for letters of credit outstanding. Additionally, at both October 31, 2020 and July 31, 2020, Ferrellgas, L.P. also issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility.

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

Financial covenants

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the outstanding notes of Ferrellgas, L.P. contain various covenants that limit Ferrellgas Partners’ ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are the restricted payments covenants discussed below.

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x , on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of October 31, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.65x.

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

The indenture governing Ferrellgas, L.P.’s senior secured first lien notes due 2025 contains a similar but, in some respects, a different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, Ferrellgas, L.P. generally may not make a restricted payment unless Ferrellgas, L.P.’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether Ferrellgas, L.P.’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of October 31, 2020, Ferrellgas, L.P.’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when Ferrellgas, L.P. does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of Ferrellgas, L.P.’s unsecured notes indentures.

As described above, Ferrellgas Partners’ unsecured notes due 2020 matured on June 15, 2020, and the outstanding principal amount of those notes was due to be paid on that date, together with accrued interest to the maturity date. Although Ferrellgas, L.P. has some capacity to make distributions under Ferrellgas, L.P.’s unsecured and secured notes indentures, this capacity will not allow Ferrellgas, L.P. to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due 2020 due at the maturity of those notes. Additionally, the restrictions in these indentures currently limit the ability of Ferrellgas, L.P. to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders. Ferrellgas Partners continues to comply with the restrictive covenants with respect to the $357.0 million aggregate principal amount of Ferrellgas Partners Notes due June 15, 2020 as Ferrellgas Partners continues to negotiate with the Forbearing Noteholders.

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

G.    Partners’ deficit

Partnership distributions

Ferrellgas, L.P. has recognized the following distributions:

	For the three months ended October 31,
	2020	2019
Ferrellgas Partners	$—	$100
General partner	—	1

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2020 and 2019.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2020, the general partner made non-cash contributions of $7.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the three months ended October 31, 2019, the general partner made non-cash contributions of $8.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

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

	For the three months ended October 31,
	2020	2019
Retail - Sales to End Users	$174,645	$180,417
Wholesale - Sales to Resellers	102,612	82,704
Other Gas Sales	3,792	10,264
Other	19,845	19,829
Propane and related equipment revenues	$300,894	$293,214

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

The following table presents the opening and closing balances of Ferrellgas, L.P.’s receivables, contract assets, and contract liabilities:

	October 31, 2020	July 31, 2020
Accounts receivable	$132,570	$108,483
Contract assets	$3,699	$7,079
Contract liabilities
Deferred revenue (1)	$52,220	$42,911

(1)	Of the beginning balance of deferred revenue, $11.4 million was recognized as revenue during the three months ended October 31, 2020.

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

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2020 and July 31, 2020:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
October 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$7,161	$—	$7,161
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,557)	$—	$(1,557)

July 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,112	$—	$3,112
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,425)	$—	$(5,425)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2020 and

July 31, 2020, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $2,157.4 million and $2,054.4 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas, L.P.’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2020 and 2019, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s condensed consolidated balance sheets as of October 31, 2020 and July 31, 2020:

	Final	October 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$6,656	Other current liabilities	$1,506
Commodity derivatives-propane		Other assets, net	505	Other liabilities	51
		Total	$7,161	Total	$1,557

	Final	July 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$2,846	Other current liabilities	$5,029
Commodity derivatives-propane		Other assets, net	266	Other liabilities	396
		Total	$3,112	Total	$5,425

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2020 and July 31, 2020, respectively:

	October 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$9,381	Other current liabilities	$5,768
	Other assets, net	544	Other liabilities	483
		$9,925		$6,251

	July 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,398	Other current liabilities	$510
	Other assets, net	1,433	Other liabilities	—
		$15,831		$510

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2020 and 2019 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$5,767	Cost of product sold- propane and other gas liquids sales	$(2,150)	$—
	$5,767		$(2,150)	$—

	For the three months ended October 31, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(13,627)	Cost of product sold- propane and other gas liquids sales	$(7,479)	$—
	$(13,627)		$(7,479)	$—

The changes in derivatives included in AOCI for the three months ended October 31, 2020 and 2019 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2020	2019
Beginning balance	$(2,313)	$(14,756)
Change in value of risk management commodity derivatives	5,767	(13,627)
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	2,150	7,479
Ending balance	$5,604	$(20,904)

Ferrellgas, L.P. expects to reclassify net gains of approximately $5.2 million to earnings during the next 12 months. These net gains are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the three months ended October 31, 2020 and 2019, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2020, Ferrellgas, L.P. had financial derivative contracts covering 3.6 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2020, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur based upon the gross fair values of the derivative financial instruments is $3.5 million.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2020.

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

	For the three months ended October 31,
	2020	2019
Operating expense	$60,980	$63,471

General and administrative expense	$6,719	$6,487

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of October 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$296,890	$1	$—	$2,631	$—	$299,522
Accounts and notes receivable, net	15,547	—	—	103,941	—	119,488
Intercompany receivables	87,191	—	—	—	(87,191)	—
Inventories	78,980	—	—	—	—	78,980
Prepaid expenses and other current assets	40,044	—	—	—	—	40,044
Total current assets	518,652	1	—	106,572	(87,191)	538,034

Property, plant and equipment, net	592,132	—	—	—	—	592,132
Goodwill, net	246,946	—	—	—	—	246,946
Intangible assets, net	101,812	—	—	—	—	101,812
Investments in consolidated subsidiaries	37,821	—	—	—	(37,821)	—
Operating lease right-of-use assets	100,349	—	—	—	—	100,349
Other assets, net	71,029	—	2,255	238	—	73,522
Total assets	$1,668,741	$1	$2,255	$106,810	$(125,012)	$1,652,795

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$44,641	$—	$—	$—	$—	$44,641
Intercompany payables	—	—	—	87,191	(87,191)	—
Current portion of long-term debt	502,095	—	—	—	—	502,095
Current operating lease liabilities	28,280	—	—	—	—	28,280
Other current liabilities	175,856	—	—	(15,946)	—	159,910
Total current liabilities	750,872	—	—	71,245	(87,191)	734,926

Long-term debt	1,647,106	—	—	—	—	1,647,106
Operating lease liabilities	83,337	—	—	—	—	83,337
Other liabilities	49,543	—	—	—	—	49,543
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(867,721)	1	2,255	35,565	(37,821)	(867,721)
Accumulated other comprehensive income	5,604	—	—	—	—	5,604
Total partners' capital (deficit)	(862,117)	1	2,255	35,565	(37,821)	(862,117)
Total liabilities and partners' capital (deficit)	$1,668,741	$1	$2,255	$106,810	$(125,012)	$1,652,795

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of July 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$332,244	$1	$—	$1,510	$—	$333,755
Accounts and notes receivable, net	11,879	—	24	89,535	—	101,438
Intercompany receivables	69,980	—	—	—	(69,980)	—
Inventories	72,664	—	—	—	.	72,664
Prepaid expenses and other current assets	35,897	—	—	—	—	35,897
Total current assets	522,664	1	24	91,045	(69,980)	543,754

Property, plant and equipment, net	591,042	—	—	—	—	591,042
Goodwill, net	247,195	—	—	—	—	247,195
Intangible assets, net	104,049	—	—	—	—	104,049
Investments in consolidated subsidiaries	37,662	—	—	—	(37,662)	—
Operating lease right-of-use assets	107,349	—	—	—	—	107,349
Other assets, net	72,137	—	2,255	356	—	74,748
Total assets	$1,682,098	$1	$2,279	$91,401	$(107,642)	$1,668,137

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$33,944	$—	$—	$—	$—	$33,944
Intercompany payables	—	—	—	69,980	(69,980)	—
Current portion of long-term debt	502,095	—	—	—	—	502,095
Current operating lease liabilities	29,345	—	—	—	—	29,345
Other current liabilities	162,097	—	—	(13,961)	—	148,136
Total current liabilities	727,481	—	—	56,019	(69,980)	713,520

Long-term debt	1,646,396	—	—	—	—	1,646,396
Operating lease liabilities	89,022	—	—	—	—	89,022
Other liabilities	51,190	—	—	—	—	51,190
Contingencies and commitments

Partners' capital (deficit):
Partners' equity	(829,678)	1	2,279	35,382	(37,662)	(829,678)
Accumulated other comprehensive income	(2,313)	—	—	—	—	(2,313)
Total partners' capital (deficit)	(831,991)	1	2,279	35,382	(37,662)	(831,991)
Total liabilities and partners' capital (deficit)	$1,682,098	$1	$2,279	$91,401	$(107,642)	$1,668,137

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended October 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$281,049	$—	$—	$—	$—	$281,049
Other	19,845	—	—	—	—	19,845
Total revenues	300,894	—	—	—	—	300,894

Costs and expenses:
Cost of sales - propane and other gas liquids sales	137,627	—	—	—	—	137,627
Cost of sales - other	3,667	—	—	—	—	3,667
Operating expense - personnel, vehicle, plant and other	109,027	—	—	737	(737)	109,027
Operating expense - equipment lease expense	6,830	—	—	—	—	6,830
Depreciation and amortization expense	21,390	—	—	—	—	21,390
General and administrative expense	13,074	2	—	—	—	13,076
Non-cash employee stock ownership plan compensation charge	708	—	—	—	—	708
Loss on asset sales and disposals	813	—	—	—	—	813

Operating income (loss)	7,758	(2)	—	(737)	737	7,756

Interest expense	(45,901)	—	—	(627)	—	(46,528)
Other income (expense), net	129	—	(21)	1,679	(1,679)	108

Earnings (loss) before income taxes	(38,014)	(2)	(21)	315	(942)	(38,664)

Income tax expense	87	—	—	—	—	87
Equity in earnings (loss) of subsidiaries	292	—	—	—	(292)	—

Net earnings (loss)	(37,809)	(2)	(21)	315	(1,234)	(38,751)

Other comprehensive income	7,917	—	—	—	—	7,917

Comprehensive income (loss)	$(29,892)	$(2)	$(21)	$315	$(1,234)	$(30,834)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended October 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$273,385	$—	$—	$—	$—	$273,385
Other	19,829	—	—	—	—	19,829
Total revenues	293,214	—	—	—	—	293,214

Costs and expenses:
Cost of sales - propane and other gas liquids sales	134,028	—	—	—	—	134,028
Cost of sales - other	3,681	—	—	—	—	3,681
Operating expense - personnel, vehicle, plant and other	114,543	—	—	885	(885)	114,543
Operating expense - equipment lease expense	8,388	—	—	—	—	8,388
Depreciation and amortization expense	19,107	—	—	112	—	19,219
General and administrative expense	9,695	1	—	—	—	9,696
Non-cash employee stock ownership plan compensation charge	795	—	—	—	—	795
Loss on asset sales and disposals	2,235	—	—	—	—	2,235

Operating income (loss)	742	(1)	—	(997)	885	629

Interest expense	(35,691)	—	—	(1,186)	—	(36,877)
Other income (expense), net	(132)	—	—	720	(720)	(132)

Earnings (loss) before income taxes	(35,081)	(1)	—	(1,463)	165	(36,380)

Income tax expense	518	—	—	—	—	518
Equity in earnings (loss) of subsidiary	(1,464)	—	—	—	1,464	—

Net earnings (loss)	(37,063)	(1)	—	(1,463)	1,629	(36,898)

Other comprehensive loss	(6,148)	—	—	—	—	(6,148)

Comprehensive income (loss)	$(43,211)	$(1)	$—	$(1,463)	$1,629	$(43,046)

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended October 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(9,925)	$(2)	$3	$(2,687)	$1,121	$(11,490)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	—	—	—	—	—
Capital expenditures	(19,454)	—	—	—	—	(19,454)
Proceeds from sale of assets	1,407	—	—	—	—	1,407
Cash collected for purchase of interest in accounts receivable	—	—	—	153,131	(153,131)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(152,010)	152,010	—
Intercompany loan to affiliate	(2,686)	—	—	—	2,686	—
Net cash provided by (used in) investing activities	(20,733)	—	—	1,121	1,565	(18,047)

Cash flows from financing activities:
Payments on long-term debt	(696)	—	—	—	—	(696)
Net changes in advances with consolidated entities	—	2	(3)	2,687	(2,686)	—
Cash payments for principal portion of finance lease liability	(1,703)	—	—	—	—	(1,703)
Cash paid for financing costs and other	(2,297)	—	—	—	—	(2,297)
Net cash provided by (used in) financing activities	(4,696)	2	(3)	2,687	(2,686)	(4,696)

Net change in cash and cash equivalents	(35,354)	—	—	1,121	—	(34,233)
Cash and cash equivalents - beginning of year	332,244	1	—	1,510	—	333,755
Cash, cash equivalents and restricted cash - end of year	$296,890	$1	$—	$2,631	$—	$299,522

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended October 31, 2019
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21,350	$(1)	$506	$(3,708)	$(11,000)	$7,147

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	—	—	—	—	(6,400)
Capital expenditures	(18,126)	—	—	—	—	(18,126)
Proceeds from sale of assets	835	—	—	—	—	835
Cash collected for purchase of interest in accounts receivable	—	—	—	161,600	(161,600)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(172,600)	172,600	—
Intercompany loan to affiliate	(3,203)	—	—	—	3,203	—
Cash payment to construct assets in connection with future lease transactions	(16,879)	—	—	—	—	(16,879)
Cash receipts in connection with leased vehicles	5,863	—	—	—	—	5,863
Net cash provided by (used in) investing activities	(37,910)	—	—	(11,000)	14,203	(34,707)

Cash flows from financing activities:
Distributions	(101)	—	—	—	—	(101)
Reductions in long-term debt	(512)	—	—	—	—	(512)
Net additions to short-term borrowings	37,000	—	—	—	—	37,000
Net additions to collateralized short-term borrowings	—	—	—	11,000	—	11,000
Net changes in advances with consolidated entries	—	1	(506)	3,708	(3,203)	—
Cash payments for principal portion of finance lease liability	(38)	—	—	—	—	(38)
Cash paid for financing costs and other	(1,102)	—	—	—	—	(1,102)
Net cash provided by (used in) financing activities	35,247	1	(506)	14,708	(3,203)	46,247

Net change in cash and cash equivalents	18,687	—	—	—	—	18,687
Cash and cash equivalents - beginning of year	11,045	1	—	—	—	11,046
Cash and cash equivalents - end of year	$29,732	$1	$—	$—	$—	$29,733

N.    Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements, except as follows.

Transaction Support Agreement

On December 10, 2020, Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and additional Ferrellgas entities (collectively, the “Company Parties”) entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims (collectively, the “Consenting Noteholders”) arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due June 15, 2020. As of December 10, 2020, the Consenting Noteholders hold or represent, in the aggregate, approximately 74% of the outstanding amount of the Ferrellgas Partners Notes due June 15, 2020.

The TSA sets forth (i) a restructuring process to satisfy the obligations of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under the Ferrellgas Partners Notes due June 15, 2020 (the “Ferrellgas Partners Transactions”), which will be effectuated through pre-packaged voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code filed by only Ferrellgas Partners and Ferrellgas Partners Finance Corp. and the confirmation of a pre-packaged plan of reorganization for Ferrellgas Partners and Ferrellgas Partners Finance Corp., and (ii) a refinancing process of Ferrellgas, L.P., including but not limited to, replacement of Ferrellgas, L.P.’s existing unsecured notes due 2021, 2022 and 2023 (the “operating partnership Transactions” and, together with the Ferrellgas Partners Transactions, the “Transactions”), which will be consummated on the effective date (the “Effective Date”) of Ferrellgas Partners’ plan of reorganization that implements the Ferrellgas Partners Transactions (the “Plan”) and will close simultaneously with the Ferrellgas Partners Transactions effectuated under the Plan.

Generally, the TSA and the Transactions contemplate, among other things, the transactions and certain changes to the capital structure and governance of the Company Parties as described in more detail in the TSA.

Pursuant to the TSA, and subject to the terms and conditions thereof, the parties thereto have agreed to support, act in good faith and take all steps reasonably necessary and desirable to implement and consummate the Transactions until the TSA is terminated. The Consenting Noteholders have agreed, among other things, (i) to forbear from taking actions with respect to any default or event of default by the Company Parties under the indenture governing the Ferrellgas Partners Notes which arises solely as a result of the failure to make payments of the principal due on the Ferrellgas Partners Notes, and (ii) to vote in favor of any matter requiring approval to the extent necessary to implement the Transactions and the Plan.

The TSA contains certain milestones relating to the commencement of the solicitation of acceptances of the Plan (the “Solicitation”), the refinancing process and the Chapter 11 Cases, which include the dates by which Ferrellgas Partners is required to commence the Solicitation and, thereafter, commence the Chapter 11 Cases or obtain certain approval orders of the United States Bankruptcy Court for the District of Delaware. In addition, the milestones include the obligation of Ferrellgas Partners and Ferrellgas Partners Finance Corp. to emerge from chapter 11 protection no later than April 4, 2021, unless that deadline is extended pursuant to the terms of the TSA.

The TSA also provides that the TSA may be terminated by the Required Consenting Noteholders (as defined therein) with respect to the Consenting Noteholders or by any Company Party with respect to the Company Parties upon the occurrence of certain events set forth therein. In particular, the Company Parties may terminate the TSA in the event the governing body of any Company Party determines, after consulting with counsel, (i) that continuing to pursue any of the Transactions in the manner contemplated by the TSA would be inconsistent with the exercise of its contractual or fiduciary duties or applicable law or (ii) in the exercise of its contractual or fiduciary duties, to pursue an alternative transaction proposal.

There is no assurance that the restructuring and refinancing processes described in the TSA will be consummated.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2020	July 31, 2020
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	84,240	84,187
Accumulated deficit	(84,140)	(82,587)
Total stockholder's equity	$1,100	$2,600

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2020	2019
General and administrative expense	$1,553	$1,019

Net loss	$(1,553)	$(1,019)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,553)	$(1,019)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,500	966
Cash used in operating activities	(53)	(53)

Cash flows from financing activities:
Capital contribution	53	53
Cash provided by financing activities	53	53

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the Partnership. The Partnership has $500.0 million in unsecured notes due May 1, 2021 that are classified as current in its condensed consolidated financial statements. This obligation is only reported on the condensed consolidated balance sheet of the Partnership. The ability of the Partnership to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. The Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the Partnership. Given these concerns, we believe there is substantial doubt about the Finance Corp’s ability to continue as a going concern. The Partnership has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in the Partnership’s ongoing process to reduce existing debt and address its debt maturities. On December 10, 2020, Ferrellgas Partners, Ferrellgas Partners Finance Corp., the Partnership, Finance Corp. and additional Ferrellgas entities entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due June 15, 2020. There is no assurance that the transactions contemplated by the TSA will be consummated and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. See Note C – Subsequent Events, for a discussion of the TSA and the transactions contemplated thereunder.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership. The Finance Corp. is liable as co-issuer and co-obligor for (i) the $500 million aggregate principal amount of the Partnership’s unsecured senior notes due 2021, (ii) the $475 million aggregate principal amount of the Partnership’s unsecured senior notes due 2022, and (iii) the $500 million aggregate principal amount of the Partnership’s unsecured senior notes due 2023, which obligations are only reported on the Partnership’s condensed consolidated balance sheet.

C. Subsequent events

The Partnership has evaluated events and transactions occurring after the balance sheet date through the date the Partnership’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements, except as follows.

Transaction Support Agreement

On December 10, 2020, Ferrellgas Partners, Ferrellgas Partners Finance Corp., the Partnership, Finance Corp. and additional Ferrellgas entities (collectively, the “Company Parties”) entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims (collectively, the “Consenting Noteholders”) arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due June 15, 2020. As of December 10, 2020, the Consenting Noteholders hold or represent, in the aggregate, approximately 74% of the outstanding amount of the Ferrellgas Partners Notes due June 15, 2020.

The TSA sets forth (i) a restructuring process to satisfy the obligations of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under the Ferrellgas Partners Notes due June 15, 2020 (the “Ferrellgas Partners Transactions”), which will be effectuated through pre-packaged voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code filed by only Ferrellgas Partners and Ferrellgas Partners Finance Corp. and the confirmation of a pre-packaged plan of reorganization for Ferrellgas Partners and Ferrellgas Partners Finance Corp., and (ii) a refinancing process of the Partnership and the Finance Corp., including but not limited to, replacement of the Partnership’s and the Finance Corp.’s existing unsecured notes due 2021, 2022 and 2023 (the “operating partnership Transactions” and, together with the Ferrellgas Partners Transactions, the “Transactions”), which will be consummated on the effective date (the “Effective Date”) of Ferrellgas Partners’ plan of reorganization that implements the Ferrellgas Partners Transactions (the “Plan”) and will close simultaneously with the Ferrellgas Partners Transactions effectuated under the Plan.

Generally, the TSA and the Transactions contemplate, among other things, the transactions and certain changes to the capital structure and governance of the Company Parties as described in more detail in the TSA.

Pursuant to the TSA, and subject to the terms and conditions thereof, the parties thereto have agreed to support, act in good faith and take all steps reasonably necessary and desirable to implement and consummate the Transactions until the TSA is terminated. The Consenting Noteholders have agreed, among other things, (i) to forbear from taking actions with respect to any default or event of default by the Company Parties under the indenture governing the Ferrellgas Partners Notes which arises solely as a result of the failure to make payments of the principal due on the Ferrellgas Partners Notes, and (ii) to vote in favor of any matter requiring approval to the extent necessary to implement the Transactions and the Plan.

The TSA contains certain milestones relating to the commencement of the solicitation of acceptances of the Plan (the “Solicitation”), the refinancing process and the Chapter 11 Cases, which include the dates by which Ferrellgas Partners is required to commence the Solicitation and, thereafter, commence the Chapter 11 Cases or obtain certain approval orders of the United States Bankruptcy Court for the District of Delaware. In addition, the milestones include the obligation of Ferrellgas Partners and Ferrellgas Partners Finance Corp. to emerge from chapter 11 protection no later than April 4, 2021, unless that deadline is extended pursuant to the terms of the TSA.

The TSA also provides that the TSA may be terminated by the Required Consenting Noteholders (as defined therein) with respect to the Consenting Noteholders or by any Company Party with respect to the Company Parties upon the occurrence of certain events set forth therein. In particular, the Company Parties may terminate the TSA in the event the governing body of any Company Party determines, after consulting with counsel, (i) that continuing to pursue any of the Transactions in the manner contemplated by the TSA would be inconsistent with the exercise of its contractual or fiduciary duties or applicable law or (ii) in the exercise of its contractual or fiduciary duties, to pursue an alternative transaction proposal.

There is no assurance that the restructuring and refinancing processes described in the TSA will be consummated.

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

In this Item 2 of the Quarterly Report on Form 10-Q, unless the context indicates otherwise:

●	“us,” “we,” “our,” “ours,” “consolidated,” or "Ferrellgas" are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” (i) with respect to Ferrellgas Partners refers to Ferrellgas, Inc. and (ii) with respect to the operating partnership refers to (a) Ferrellgas, Inc., in the case of any economic general partner interest and (b) Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, collectively, in the case of any voting general partner interest;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder or sole member, as applicable, of our general partners;
●	“unitholders” refers to holders of common units of Ferrellgas Partners;
●	"GAAP" refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail - Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale - Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Ferrellgas Partners Notes” refers to the $357.0 million aggregate principal amount of 8.625% unsecured senior notes due June 15, 2020 co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.;
●	“Notes” refers to the notes of the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable; and

●	“fiscal 2021” means the fiscal year ended July 31, 2021, “fiscal 2020” means the fiscal year ended July 31, 2020, “fiscal 2019” means the fiscal year ended July 31, 2019, and “fiscal 2018” means the fiscal year ended July 31, 2018.

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

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our audited historical consolidated financial statements and accompanying Notes thereto included in our Annual Report on Form 10-K for fiscal 2020 and in our unaudited historical condensed consolidated financial statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2020. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

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

Transaction Support Agreement

On December 10, 2020, Ferrellgas Partners, Ferrellgas Partners Finance Corp., the operating partnership and additional Ferrellgas entities (collectively, the “Company Parties”) entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims (collectively, the “Consenting Noteholders”) arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due June 15, 2020. As of December 10, 2020, the Consenting Noteholders hold or represent, in the aggregate, approximately 74% of the outstanding amount of the Ferrellgas Partners Notes due June 15, 2020.

The TSA sets forth (i) a restructuring process to satisfy the obligations of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under the Ferrellgas Partners Notes due June 15, 2020 (the “Ferrellgas Partners Transactions”), which will be effectuated through pre-packaged voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code filed by only Ferrellgas Partners and Ferrellgas Partners Finance Corp. and the confirmation of a pre-packaged plan of reorganization for Ferrellgas Partners and Ferrellgas Partners Finance Corp., and (ii) a refinancing process of the operating partnership, including but not limited to, replacement of the operating partnership’s existing unsecured notes due 2021, 2022 and 2023 (the “operating partnership Transactions” and, together with the Ferrellgas Partners Transactions, the “Transactions”), which will be consummated on the effective date (the “Effective Date”) of Ferrellgas Partners’ plan of reorganization that implements the Ferrellgas Partners Transactions (the “Plan”) and will close simultaneously with the Ferrellgas Partners Transactions effectuated under the Plan.

Generally, the TSA and the Transactions contemplate, among other things, the transactions and certain changes to the capital structure and governance of the Company Parties as described in more detail in the TSA.

Pursuant to the TSA, and subject to the terms and conditions thereof, the parties thereto have agreed to support, act in good faith and take all steps reasonably necessary and desirable to implement and consummate the Transactions until the TSA is terminated. The Consenting Noteholders have agreed, among other things, (i) to forbear from taking actions with respect to any default or event of default by the Company Parties under the indenture governing the Ferrellgas Partners Notes which arises solely as a result of the failure to make payments of the principal due on the Ferrellgas Partners Notes, and (ii) to vote in favor of any matter requiring approval to the extent necessary to implement the Transactions and the Plan.

The TSA contains certain milestones relating to the commencement of the solicitation of acceptances of the Plan (the “Solicitation”), the refinancing process and the Chapter 11 Cases, which include the dates by which Ferrellgas Partners is required to commence the Solicitation and, thereafter, commence the Chapter 11 Cases or obtain certain approval orders of the United States Bankruptcy Court for the District of Delaware. In addition, the milestones include the obligation of Ferrellgas Partners and Ferrellgas Partners Finance Corp. to emerge from chapter 11 protection no later than April 4, 2021, unless that deadline is extended pursuant to the terms of the TSA.

The TSA also provides that the TSA may be terminated by the Required Consenting Noteholders (as defined therein) with respect to the Consenting Noteholders or by any Company Party with respect to the Company Parties upon the occurrence of certain events set forth therein. In particular, the Company Parties may terminate the TSA in the event the governing body of any Company Party determines, after consulting with counsel, (i) that continuing to pursue any of the Transactions in the manner contemplated by the TSA would be inconsistent with the exercise of its contractual or fiduciary duties or applicable law or (ii) in the exercise of its contractual or fiduciary duties, to pursue an alternative transaction proposal.

There is no assurance that the restructuring and refinancing processes described in the TSA will be consummated.

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

Ferrellgas Partners, L.P., the master limited partnership

The indenture governing the $357.0 million aggregate principal amount of outstanding notes of Ferrellgas Partners due June 15, 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units. Ferrellgas Partners continues to comply with the restrictive covenants with respect to the Ferrellgas Partners Notes due June 15, 2020 as Ferrellgas Partners continues to negotiate with the Forbearing Noteholders. Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of October 31, 2020, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.38x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended October 31, 2020, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. While there can be no assurance of success, as part of our debt and interest expense reduction strategy, we are presently considering potential solutions to address the maturity of the outstanding notes of Ferrellgas Partners due June 15, 2020, as well as the upcoming maturity of the Ferrellgas, L.P.’s $500.0 million in unsecured notes due May 1, 2021. The potential solutions include, among others, restructuring, refinancing or a transaction to exchange new notes for some or all of these notes.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the outstanding notes of Ferrellgas Partners, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants in the indentures governing the operating partnership’s unsecured notes, subject to the limited exceptions described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of October 31, 2020, the operating partnership’s consolidated fixed charge coverage ratio was 1.65x.

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

The indenture governing the operating partnership’s senior secured first lien notes due 2025 contains a similar but, in some respects, different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, the operating partnership generally may not make a restricted payment unless the operating partnership’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether the operating partnership’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of October 31, 2020, the operating partnership’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when the operating partnership does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of the operating partnership’s unsecured notes indentures.

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

Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020, which Ferrellgas Partners failed to repay, that are classified as current in its condensed consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is directly impacted by the cash flows of Ferrellgas, L.P. The ability of Ferrellgas Partners to restructure or refinance these notes is uncertain considering the level of other outstanding indebtedness.

Distributions

As discussed above, no distributions will be paid to common unitholders for the three months ended October 31, 2020, and the general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2021 sales commitments and, as of October 31, 2020, we have experienced net mark-to-market gains of approximately $5.6 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2020, we estimate 92% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended October 31, 2020 and 2019

During the three months ended October 31, 2020, we recognized a net loss attributable to Ferrellgas Partners, L.P. of $46.1 million, compared to a net loss attributable to Ferrellgas Partners, L.P. of $45.3 million during the three months ended October 31, 2019. This slight increase reflects an $8.5 million increase in interest expense, partially offset by an $7.1 million increase in operating income. Operating income increased primarily due to a $4.1 million increase in gross margin and a $2.1 million decrease in operating, general and administrative expenses. Interest expense increased primarily due to the net additional borrowings incurred in April 2020 related to the refinancing of our terminated Senior Secured Credit Facility with the issuance of the $700.0 million of notes due 2025 and to a lesser extent, increased interest rates on the new notes.

Distributable cash flow shortage decreased slightly to $21.8 million in the current period from $22.7 million in the prior year period, primarily due to a $8.8 million increase to our Adjusted EBITDA and a $1.3 million decrease in our maintenance capital expenditures, partially offset by a $9.1 million increase in our net cash interest expense.

Consolidated Results of Operations

	Three months ended October 31,
(amounts in thousands)	2020	2019
Total revenues	$300,894	$293,214

Total cost of sales	141,294	137,709

Operating expense	109,027	114,543
Depreciation and amortization expense	21,390	19,219
General and administrative expense	13,080	9,695
Equipment lease expense	6,830	8,388
Non-cash employee stock ownership plan compensation charge	708	795
Loss on asset sales and disposals	813	2,235
Operating income	7,752	630
Interest expense	(54,226)	(45,697)
Other income (expense), net	108	(132)
Loss before income taxes	(46,366)	(45,199)
Income tax expense	87	518
Net loss	(46,453)	(45,717)
Net loss attributable to noncontrolling interest	(391)	(373)
Net loss attributable to Ferrellgas Partners, L.P.	(46,062)	(45,344)
Less: General partner's interest in net loss	(461)	(453)
Common unitholders' interest in net loss	$(45,601)	$(44,891)

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net loss attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income (expense), net, severance costs, legal fees and settlements related to non-core businesses, lease accounting standard adjustment and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Distributable Cash Flow Excess (Shortage). Distributable cash flow excess is calculated as Distributable cash flow attributable to common unitholders minus Distributions paid to common unitholders. Distributable cash flow excess, if any, is retained to establish reserves to reduce debt, fund capital expenditures and for other partnership purposes and any shortage is funded from previously established reserves, cash on hand or borrowings under our accounts receivable securitization facility or, previously, under our terminated Senior Secured Credit Facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to distributable cash flow excess or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders and Distributable cash flow excess (shortage) to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and months ended October 31, 2020 and 2019:

	Three months ended October 31,
(amounts in thousands)	2020	2019
Net loss attributable to Ferrellgas Partners, L.P.	$(46,062)	$(45,344)
Income tax expense	87	518
Interest expense	54,226	45,697
Depreciation and amortization expense	21,390	19,219
EBITDA	29,641	20,090
Non-cash employee stock ownership plan compensation charge	708	795
Loss on asset sales and disposals	813	2,235
Other income (expense), net	(108)	132
Legal fees and settlements related to non-core businesses	2,508	2,043
Severance costs	684	—
Lease accounting standard adjustment and other	—	170
Net loss attributable to noncontrolling interest	(391)	(373)
Adjusted EBITDA	33,855	25,092
Net cash interest expense (a)	(51,716)	(42,583)
Maintenance capital expenditures (b)	(5,177)	(6,467)
Cash paid for income taxes	(35)	—
Proceeds from certain asset sales	700	835
Distributable cash flow attributable to equity investors	(22,373)	(23,123)
Distributable cash flow attributable to general partner and non-controlling interest	575	462
Distributable cash flow attributable to common unitholders	(21,798)	(22,661)
Less: Distributions paid to common unitholders	—	—
Distributable cash flow shortage	$(21,798)	$(22,661)

(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may include the purchase of assets that are typically leased.

Operating Results for the three months ended October 31, 2020 and 2019

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2020	2019	Increase (Decrease)
As of October 31,
Retail customers	706,718	696,592	10,126	1%
Tank exchange selling locations	62,226	55,952	6,274	11%

(amounts in thousands)
Three months ended October 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	118,018	129,901	(11,883)	(9)%
Wholesale - Sales to Resellers	49,590	50,039	(449)	(1)%
	167,608	179,940	(12,332)	(7)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$174,645	$180,417	$(5,772)	(3)%
Wholesale - Sales to Resellers	102,612	82,704	19,908	24%
Other Gas Sales (a)	3,792	10,264	(6,472)	(63)%
Other (b)	19,845	19,829	16	0%
Propane and related equipment revenues	$300,894	$293,214	$7,680	3%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$90,734	$97,936	$(7,202)	(7)%
Wholesale - Sales to Resellers (a)	52,688	41,421	11,267	27%
Other (b)	16,178	16,148	30	0%
Propane and related equipment gross profit	$159,600	$155,505	$4,095	3%

Operating, general and administrative expense (d)	$122,107	$124,238	$(2,131)	(2)%
Operating expense - equipment lease expense	6,830	8,388	(1,558)	(19)%

Operating income	$7,752	$630	$7,122	NM

Depreciation and amortization expense	21,390	19,219	2,171	11%
Non-cash employee stock ownership plan compensation charge	708	795	(87)	(11)%
Loss on asset sales and disposals	813	2,235	(1,422)	(64)%
Legal fees and settlements related to non-core businesses	2,508	2,043	465	23%
Severance costs	684	—	684	NM
Lease accounting standard adjustment and other (e)	—	170	(170)	NM
Adjusted EBITDA	$33,855	$25,092	$8,763	35%

NM – Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(e)	Lease accounting standard adjustment and other reflects the additional expense recognized in excess of cash paid.

Propane sales volumes during the three months ended October 31, 2020 decreased 7%, or 12.3 million gallons, from the prior year period due to decreased sales volumes to retail customers. The decrease in propane sales volumes to retail customers was primarily due to the implementation of strategic initiatives that resulted in significant operating expense savings, but also resulted in fewer gallons delivered in the current period. These initiatives focus on more efficient deliveries that increase average gallons per stop but are not intended to impact gallons over time. Tank exchange gallons (which are classified as a “wholesale – sales to reseller” transaction) increased 27% due to increased residential demand for tank exchanges in connection with the change in customer usage, as well as increased sales of spare cylinder tanks, both influenced by the COVID-19 environment. This increase was offset by a 29% decline in volumes of bulk propane sold to our wholesale customers primarily due to the widespread slowdown of the economy due to COVID-19.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended October 31, 2020 averaged 16% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 26% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.51 and $0.44 per gallon during the three months ended October 31, 2020 and 2019, respectively, while the wholesale market price at Conway, Kansas averaged $0.48 and $0.38 per gallon during the three months ended October 31, 2020 and 2019, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales decreased $5.8 million compared to the prior year period. This decrease resulted from a $16.5 million decrease in sales volumes, partially offset by a $10.7 million increase in sales price per gallon, both as discussed above.

Wholesale sales increased $19.9 million compared to the prior year period. The increase in sales was primarily due to the increases in tank exchange sales volumes as discussed above.

Other gas sales decreased $6.5 million compared to the prior year period primarily due to decreased gallon sales for inventory management purposes.

Gross margin - Propane and other gas liquids sales

Gross margin increased $4.1 million primarily due to the increase in increased tank exchange sales volumes and to a lesser extent increased gross margin per gallon, partially offset by the decreased volumes sales, each as discussed above. The $11.3 million increase in wholesale gross margin primarily relates to increased tank exchange sales volumes, as discussed above and to a lesser extent increased gross margin per gallon due to the change in sales mix due to increased spare cylinder sales. The decrease in retail gross margin of $7.2 million resulted primarily from a $9.0 million decrease in sales volumes, as discussed above, partially offset by a $1.8 million increase in gross margin per gallon.

Operating income

Operating income increased $7.1 million primarily due to a $4.1 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $2.1 million decrease in “Operating, general and administrative expense”. “Operating, general and administrative expense” decreased due to a $5.5 million decrease in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $3.4 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” decreased primarily due to a $3.6 million decrease in vehicle fuel and other vehicle costs, $3.1 million decrease in field personnel costs and $1.8 million in decreased plant and office costs, partially offset by a $2.9 million increase in general liability and workers compensation costs. “General and administrative expense” increased primarily due to a $3.2 million increase in legal costs.

Adjusted EBITDA

Adjusted EBITDA increased $8.8 million primarily due to a $4.1 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $3.3 million decrease in “Operating, general and administrative expense”. “Operating, general and administrative expense” decreased due to a $6.1 million decrease in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $2.8 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” decreased primarily due to a $3.6 million decrease in field personnel costs, a $3.6 million decrease in vehicle fuel and other vehicle costs and $1.8 million in decreased plant and office costs, partially offset by a $2.9 million increase in general liability and workers compensation costs. “General and administrative expense” increased primarily due to a $2.7 million increase in legal costs.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our accounts receivable securitization facility and funds received from sales of debt and equity securities. As of October 31, 2020, our total liquidity was $228.6 million, which is comprised of $202.6 million in unrestricted cash and $26.0 million of availability under our accounts receivable securitization facility. These sources of liquidity and short term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures, and may be used to repay or redeem outstanding indebtedness to the extent permitted by the covenants under the indentures governing our outstanding senior notes, including the covenants described under the “Financial Covenants” subheading above. As of October 31, 2020, letters of credit outstanding totaled $127.1 million. Our access to long term capital resources, in order to address our leverage, may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

As of October 31, 2020, we had $96.9 million of restricted cash, which includes $79.4 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, and $6.0 million of additional pledged collateral.

We believe that the liquidity available from cash flows from operating activities, unrestricted cash, the accounts receivable securitization facility and proceeds from sales of debt and equity securities, combined with our debt and interest expense reduction initiatives, will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. However, as discussed above, Ferrellgas Partners has $357.0 million in unsecured notes due June 15, 2020, which Ferrellgas Partners failed to repay, that are classified as current in its condensed consolidated financial statements. Additionally, the operating partnership has $500.0 million in unsecured notes due May 1, 2021, that are also classified as current in the condensed consolidated financial statements. Ferrellgas Partners’ ability to restructure, refinance or otherwise satisfy these notes is uncertain considering the level of other outstanding indebtedness. We have engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist in our ongoing process to reduce existing debt and address our debt maturities.

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

As discussed above, no distributions will be paid to common unitholders for the three months ended October 31, 2020, and the general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied. Unless the indenture governing the outstanding notes due 2020 is amended or replaced, or Ferrellgas Partners’ consolidated fixed charge coverage ratio improves to at least 1.75x, this covenant will continue to restrict us from making common unit distributions.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions paid to equity investors for the twelve months ended October 31, 2020 to the twelve months ended July 31, 2020 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	paid to	DCF ratio
	to equity investors	by our General Partner	equity investors	(a) (b)
Three months ended October 31, 2020	$(22,373)	$(22,373)	$—
Fiscal 2020	63,702	63,544	158
Less: Three months ended October 31, 2019	(23,123)	(23,124)	1
Twelve months ended October 31, 2020	$64,452	$64,295	$157	NM

Twelve months ended July 31, 2020	63,702	63,544	158	NM
Change	$750	$751	$(1)	NM
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions paid to equity investors.
(b)	NM – Not Meaningful.

For the twelve months ended October 31, 2020, distributable cash flow attributable to equity investors increased $0.8 million compared to the twelve months ended July 31, 2020. No cash distributions have been paid to our common unitholders since the three months ended October 31, 2018. Thus, cash reserves, which we utilize to meet future anticipated expenditures, increased by $64.3 million during the twelve months ended October 31, 2020, compared to an increase of $63.5 million in the twelve months ended July 31, 2020.

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

Operating Activities

Ferrellgas Partners

Net cash used in operating activities was $11.5 million for the three months ended October 31, 2020, compared to net cash provided by operating activities of $7.1 million for the three months ended October 31, 2019. This decrease in cash provided by operating activities was primarily due to a $20.7 million increase in working capital requirements and a $1.7 million decrease in cash flow from operations, partially offset by a $3.8 million inflow associated with other assets and other liabilities.

The increase in working capital requirements for the three months ended October 31, 2020 compared to the three months ended October 31, 2019 was primarily due to a $19.3 million decrease in accrued interest expense, a $4.3 million increase in requirements for accounts and notes receivable due to rising propane prices in the current quarter partially offset by decreases in the volume of propane sold, a $1.8 million increase in requirements for inventory partially due to rising propane prices in the current period, and a $2.1 million increase in requirements for other current liabilities, partially offset by a $7.7 million decrease in prepaid expenses and other current assets.

The decrease in cash flow from operations was primarily due to an $8.5 million increase in "Interest expense," as well as a $3.4 million increase in "General and administrative expense", partially offset by a net decrease in "Operating expense – personnel, vehicle, plant and other" and "Operating expense – equipment lease expense" of $7.1 million and a $4.1 million increase in gross profit.

The operating partnership

Net cash used in operating activities was $11.5 million for the three months ended October 31, 2020, compared to net cash provided by operating activities of $7.1 million for the three months ended October 31, 2019. This decrease in cash provided by operating activities was primarily due to a $20.7 million increase in working capital requirements and a $1.2 million decrease in cash flow from operations, partially offset by a $3.8 million inflow associated with other assets and other liabilities.

The increase in working capital requirements for the three months ended October 31, 2020 compared to the three months ended October 31, 2019 was primarily due to a $19.3 million decrease in accrued interest expense, a $4.3 million increase in requirements for accounts and notes receivable due to rising propane prices in the current quarter partially offset by decreases in the volume of propane sold, a $1.8 million increase in requirements for inventory partially due to rising propane prices in the current period, and a $2.1 million increase in requirements for other current liabilities, partially offset by a $7.6 million decrease in prepaid expenses and other current assets.

The decrease in cash flow from operations was primarily due to a $9.7 million increase in "Interest expense," as well as a $3.4 million increase in "General and administrative expense", partially offset by a net decrease in "Operating expense – personnel, vehicle, plant and other" and "Operating expense – equipment lease expense" of $7.1 million and a $4.1 million increase in gross profit.

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

Net cash used in investing activities was $18.0 million for the three months ended October 31, 2020, compared to net cash used in investing activities of $34.7 million for the three months ended October 31, 2019. This decrease in net cash used in investing activities was primarily due to a $16.9 million decrease in “Cash payments to construct assets in connection with future lease transactions” and a $6.4 million decrease in “Business acquisitions, net of cash acquired”, partially offset by a $5.9 million decrease in “Cash receipts in connection with leased vehicles” and a $1.3 million increase in “Capital expenditures”.

The increase in "Capital expenditures" was primarily due to a slight increase in maintenance capital expenditures, as growth capital expenditures remained flat during the three months ended October 31, 2020. The slight increase in maintenance capital expenditures was primarily related to the purchase of tank exchange plant equipment during the three months ended October 31, 2020.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $4.7 million for the three months ended October 31, 2020, compared to net cash provided by financing activities of $46.3 million for the three months ended October 31, 2019. This decrease in cash flow provided by financing activities was primarily due to a $48.0 million net decrease in short-term borrowings, a $1.7 million increase in cash payments for the principal portion of finance lease liabilities and a $1.2 million increase in cash paid for financing costs.

Letters of credit outstanding at October 31, 2020 and July 31, 2020 totaled $127.1 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At October 31, 2020 and July 31, 2020 we had $79.4 million and $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding, respectively. Additionally, at both October 31, 2020 and July 31, 2020, we also issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility.

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

Cash flows from our accounts receivable securitization facility decreased $11.0 million, as we reduced our net funding to zero from this facility during the three months ended October 31, 2020 as compared to receiving net funding of $11.0 million from this facility during the three months ended October 31, 2019. As noted above, during the fourth quarter of fiscal 2020, we issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility. These letters of credit remain outstanding.

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

As of October 31, 2020, we had no cash proceeds from our trade accounts receivables securitized, with $26.0 million remaining capacity to receive additional proceeds or issue letters of credit.

Distributions

No distribution will be made for the three months ended October 31, 2020.

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

Cash distributions paid

The operating partnership did not pay cash distributions during the three months ended October 31, 2020. The operating partnership paid cash distributions of $0.1 million during the three months ended October 31, 2019.

As described above, although the operating partnership has some capacity to make distributions under the operating partnership’s unsecured and secured notes indentures, this capacity will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on Ferrellgas Partners’ unsecured senior notes due June 15, 2020 that was due at the maturity of those notes. Additionally, the restrictions in these indentures currently limit the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $67.7 million for the three months ended October 31, 2020, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the three months ended October 31, 2020, Ferrellgas Partners and the operating partnership did not pay distributions.

As discussed previously, Ferrellgas Partners continues to be not in compliance with the consolidated fixed charge coverage ratio under note indenture, and thus remains unable to make restricted payments, including distributions to unitholders.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2020. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2020 and July 31, 2020, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $7.8 million and $8.0 million as of October 31, 2020 and July 31, 2020, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At October 31, 2020, we had no variable rate or collateralized note payable borrowings, as we do not have a credit facility in place and had no outstanding collateralized notes payable on our accounts receivable securitization facility.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of October 31, 2020.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2020, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2020, progress continued on a plan that calls for modifications and enhancements to our internal controls over financial reporting in relation to our implementation of Salesforce.com applications and the impacts on our revenue cycle. Specifically, we implemented/modified internal controls surrounding revenue recognition.

Except as disclosed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) during the fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note L “Contingencies and commitments” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2020.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

On December 11, 2020, Ferrellgas, Inc. (the “General Partner”) entered into a Change in Control Retention Bonus Letter Agreement (the “CIC Bonus Agreement”) with each of Brian W. Herrmann, Interim Chief Financial Officer and Treasurer, and Tamria A. Zertuche, Senior Vice President and Chief Operating Officer (collectively, the “Named Executive Officers”).

Pursuant to the terms of each CIC Bonus Agreement, commencing on December 11, 2020 and continuing through the date of consummation of a “change in control” (as defined in the CIC Bonus Agreement) that occurs on or prior to October 31, 2021 (the “Retention Period”), the General Partner will pay a change in control retention bonus in an amount equal to 1.5 times each Named Executive Officer’s current base compensation rate, less applicable withholdings and deductions required by law (the “Change in Control Retention Bonus”). Eligibility to receive the Change in Control Retention Bonus requires that the Change in Control occurs during the Retention Period and that the Named Executive Officer is employed on a continuous basis through the date of consummation of a Change in Control that occurs during the Retention Period.

For purposes of the CIC Bonus Agreement, “change in control” means, in summary, the occurrence of (i) the acquisition by any person or group of persons (excluding the General Partner or its subsidiaries or any related employee benefit plan) of 33% or more of the combined voting power of the General Partner’s outstanding securities, (ii) the consummation of a merger or consolidation of the General Partner or any direct or indirect subsidiary of the General Partner with any other corporation or other entity (subject to certain exceptions, including a merger or consolidation involving a related party), (iii) approval of a plan of liquidation or winding up of the General Partner or agreement for sale or disposition of all of the General Partner’s assets (excluding sales to related parties), (iv) a change in the majority of the board of directors of the General Partner, (v) Ferrell Companies, Inc. ceases to beneficially own 51% of the economic interests in the capital stock of the General Partner, (vi) the General Partner ceases to manage and control Ferrellgas Partners, L.P. and Ferrellgas, L.P., (vii) Ferrellgas Partners, L.P. ceases to control 100% of Ferrellgas, L.P., and (viii) a change in control or similar event pursuant to the terms of any indebtedness of the General Partner, Ferrellgas Partners, L.P. or Ferrellgas, L.P.

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed September 29, 2015.
3.2	Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 3.14 to our Quarterly Report on Form 10-Q filed June 7, 2018.
*3.3	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of December 11, 2020.
3.4

Certificate of Incorporation of Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

3.5	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.
3.6	Certificate of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K filed September 29, 2015.
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

3.9

Certificate of Incorporation of Ferrellgas Finance Corp. filed with the Delaware Division of Corporations on January 16, 2003. Incorporated by reference to Exhibit 3.8 to our registration statement on Form S-3 filed March 6, 2009.

3.10	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.
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

# 10.21

Change in Control Retention Bonus Letter Agreement with William E. Ruisinger, Chief Financial Officer and Treasurer. Incorporated by reference to Exhibit 10.21 in our Current Report on Form 8-K filed April 27, 2020.

# 10.22

Change in Control Retention Bonus Letter Agreement with Bryan J. Wright, Senior Vice President and Chief Operating Officer. Incorporated by reference to Exhibit 10.22 in our Current Report on Form 8-K filed April 27, 2020.

# 10.23

Change in Control Retention Bonus Letter Agreement Tamria A. Zertuche, Senior Vice President and Chief Information Officer. Incorporated by reference to Exhibit 10.23 in our Current Report on Form 8-K filed April 27, 2020.

10.24

Forbearance Agreement among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and the beneficial owners dated June 7, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 11, 2020.

10.25

Transaction Support Agreement, dated December 10, 2020, by and among the Company Parties (as defined therein) and the Consenting Lenders (as defined therein). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 11, 2020.

*# 10.26	Change in Control Retention Bonus Letter Agreement with Brian W. Herrmann, Interim Chief Financial Officer and Treasurer.
*# 10.27	Change in Control Retention Bonus Letter Agreement with Tamria A. Zertuche, Senior Vice President and Chief Operating Officer.
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document.
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
#	Management contracts or compensatory plans.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 15, 2020	By	/s/ Brian W. Herrmann
Brian W. Herrmann

Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 15, 2020	By	/s/ Brian W. Herrmann
Brian W. Herrmann
Interim Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, its general partners

Date:	December 15, 2020	By	/s/ Brian W. Herrmann
Brian W. Herrmann
Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 15, 2020	By	/s/ Brian W. Herrmann
Brian W. Herrmann
Interim Chief Financial Officer and Sole Director