Form 10-Q
period 2021-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2021-03-08
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

At February 28, 2021, the registrants had common units or shares of common stock outstanding as follows:

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

FERRELLGAS PARTNERS, L.P. (DEBTOR-IN-POSSESSION)

FERRELLGAS PARTNERS FINANCE CORP. (DEBTOR-IN-POSSESSION)

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $109,049 and $95,759 of restricted cash at January 31, 2021 and July 31, 2020, respectively)	$326,483	$333,761
Accounts and notes receivable, net (including $200,443 and $103,703 of accounts receivable pledged as collateral at January 31, 2021 and July 31, 2020, respectively)	206,280	101,438
Inventories	90,473	72,664
Prepaid expenses and other current assets	72,914	35,944
Total current assets	696,150	543,807

Property, plant and equipment, net	587,870	591,042
Goodwill, net	246,946	247,195
Intangible assets (net of accumulated amortization of $427,695 and $423,290 at January 31, 2021 and July 31, 2020, respectively)	99,644	104,049
Operating lease right-of-use assets	97,249	107,349
Other assets, net	91,159	74,748
Total assets	$1,819,018	$1,668,190

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$79,224	$33,944
Current portion of long-term debt	501,865	859,095
Current operating lease liabilities	27,895	29,345
Other current liabilities	191,908	167,466
Total current liabilities	800,892	1,089,850

Long-term debt	1,650,410	1,646,396
Operating lease liabilities	80,901	89,022
Other liabilities	49,541	51,190
Total liabilities not subject to compromise	2,581,744	2,876,458
Liabilities subject to compromise	390,101	—
Total liabilities	2,971,845	2,876,458

Partners' deficit:
Common unitholders (97,152,665 units outstanding at January 31, 2021 and July 31, 2020)	(1,107,979)	(1,126,452)
General partner unitholder (989,926 units outstanding at January 31, 2021 and July 31, 2020)	(71,100)	(71,287)
Accumulated other comprehensive income (loss)	33,762	(2,303)
Total Ferrellgas Partners, L.P. partners' deficit	(1,145,317)	(1,200,042)
Noncontrolling interest	(7,510)	(8,226)
Total partners' deficit	(1,152,827)	(1,208,268)
Total liabilities and partners' deficit	$1,819,018	$1,668,190

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020
Revenues:
Propane and other gas liquids sales	$528,434	$485,247	$809,483	$758,632
Other	25,126	25,586	44,971	45,415
Total revenues	553,560	510,833	854,454	804,047

Costs and expenses:
Cost of sales - propane and other gas liquids sales	270,777	237,843	408,404	371,871
Cost of sales - other	3,504	3,353	7,171	7,034
Operating expense - personnel, vehicle, plant and other	115,247	128,233	224,274	242,776
Operating expense - equipment lease expense	6,862	8,261	13,692	16,649
Depreciation and amortization expense	21,249	19,795	42,639	39,014
General and administrative expense	20,475	14,192	33,555	23,887
Non-cash employee stock ownership plan compensation charge	762	630	1,470	1,425
Loss on asset sales and disposals	80	2,148	893	4,383

Operating income	114,604	96,378	122,356	97,008

Interest expense	(52,595)	(47,548)	(106,821)	(93,245)
Other income (expense), net	3,508	76	3,616	(56)
Reorganization expense - professional fees	(1,200)	—	(1,200)	—

Earnings before income taxes	64,317	48,906	17,951	3,707

Income tax expense	326	115	413	633

Net earnings	63,991	48,791	17,538	3,074

Net earnings attributable to noncontrolling interest	724	584	333	211

Net earnings attributable to Ferrellgas Partners, L.P.	63,267	48,207	17,205	2,863

Less: General partner's interest in net earnings	633	482	172	29

Common unitholders' interest in net earnings	$62,634	$47,725	$17,033	$2,834

Basic and diluted net earnings per common unit	$0.64	$0.49	$0.18	$0.03

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020

Net earnings	$63,991	$48,791	$17,538	$3,074
Other comprehensive income (loss):
Change in value of risk management derivatives	36,957	(11,212)	42,724	(24,839)
Reclassification of (gains) losses on derivatives to earnings, net	(8,441)	8,766	(6,291)	16,245
Pension liability adjustment	—	(109)	—	(109)
Other comprehensive income (loss)	28,516	(2,555)	36,433	(8,703)
Comprehensive income (loss)	92,507	46,236	53,971	(5,629)
Less: Comprehensive income attributable to noncontrolling interest	288	557	368	122
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$92,219	$45,679	$53,603	$(5,751)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	partner	Common	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2020	97,152.7	989.9	$(1,126,452)	$(71,287)	$(2,303)	$(1,200,042)	$(8,226)	$(1,208,268)

Contributions in connection with non-cash ESOP compensation charges	—	—	694	7	—	701	7	708
Net loss	—	—	(45,601)	(461)	—	(46,062)	(391)	(46,453)
Other comprehensive income	—	—	—	—	7,837	7,837	80	7,917
Balance at October 31, 2020	97,152.7	989.9	(1,171,359)	(71,741)	5,534	(1,237,566)	(8,530)	(1,246,096)
Contributions in connection with non-cash ESOP compensation charges	—	—	746	8	—	754	8	762
Net earnings	—	—	62,634	633	—	63,267	724	63,991
Other comprehensive income	—	—	—	—	28,228	28,228	288	28,516
Balance at January 31, 2021	97,152.7	989.9	$(1,107,979)	$(71,100)	$33,762	$(1,145,317)	$(7,510)	$(1,152,827)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Common	partner	Common	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	loss	deficit	interest	deficit
Balance at July 31, 2019	97,152.7	989.9	$(1,046,245)	$(70,476)	$(14,512)	$(1,131,233)	$(7,705)	$(1,138,938)
Contributions in connection with non-cash ESOP compensation charges	—	—	779	8	—	787	8	795
Distributions	—	—	—	—	—	—	(1)	(1)
Cumulative adjustment for lease accounting standard	—	—	(1,347)	(14)	—	(1,361)	(14)	(1,375)
Net loss	—	—	(44,891)	(453)	—	(45,344)	(373)	(45,717)
Other comprehensive loss	—	—	—	—	(6,086)	(6,086)	(62)	(6,148)
Balance at October 31, 2019	97,152.7	989.9	(1,091,704)	(70,935)	(20,598)	(1,183,237)	(8,147)	(1,191,384)
Contributions in connection with non-cash ESOP compensation charges	—	—	618	6	—	624	6	630
Distributions	—	—	—	—	—	—	(157)	(157)
Net earnings	—	—	47,725	482	—	48,207	584	48,791
Other comprehensive loss	—	—	—	—	(2,528)	(2,528)	(27)	(2,555)
Balance at January 31, 2020	97,152.7	989.9	$(1,043,361)	$(70,447)	$(23,126)	$(1,136,934)	$(7,741)	$(1,144,675)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$17,538	$3,074
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	42,639	39,014
Non-cash employee stock ownership plan compensation charge	1,470	1,425
Loss on asset sales and disposals	893	4,383
Provision for doubtful accounts	2,166	974
Deferred income tax expense	—	552
Other	3,995	7,498
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(107,008)	(68,322)
Inventories	(17,809)	1,980
Prepaid expenses and other current assets	(7,296)	(7,039)
Accounts payable	45,380	12,678
Accrued interest expense	13,843	2,019
Other current liabilities	45,062	2,095
Other assets and liabilities	3,578	237
Net cash provided by operating activities	44,451	568

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(6,400)
Capital expenditures	(35,333)	(33,422)
Proceeds from sale of assets	3,144	1,659
Cash payments to construct assets in connection with future lease transactions	—	(30,307)
Cash receipts in connection with leased vehicles	—	19,929
Net cash used in investing activities	(32,189)	(48,541)

Cash flows from financing activities:
Payments on long-term debt	(1,120)	(972)
Net reductions in short-term borrowings	—	(3,000)
Net additions to collateralized short-term borrowings	—	59,000
Cash paid for financing costs	(14,960)	(3,925)
Noncontrolling interest activity	—	(158)
Cash payments for principal portion of finance lease liability	(3,460)	(320)
Net cash provided by (used in) financing activities	(19,540)	50,625

Net change in cash and cash equivalents	(7,278)	2,652
Cash and cash equivalents - beginning of period	333,761	11,054
Cash, cash equivalents and restricted cash - end of period	$326,483	$13,706

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of January 31, 2021, Ferrell Companies, Inc., a Kansas corporation (“Ferrell Companies”), beneficially owns 22.8 million of Ferrellgas Partners’ outstanding common units.

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

Due to seasonality, the results of operations for the six months ended January 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2021.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas Partners has outstanding $357.0 million principal amount of unsecured notes due June 15, 2020 (the “Ferrellgas Partners Notes due 2020”), which Ferrellgas Partners failed to repay when due at maturity. The Ferrellgas Partners Notes due 2020 were classified as current on the consolidated balance sheet as of July 31, 2020. As a result of the filing of the Chapter 11 Cases (as defined and described below under “—Transaction Support Agreement and Chapter 11 Bankruptcy Cases”), the Ferrellgas Partners Notes due 2020 were reclassified as liabilities subject to compromise on the condensed consolidated balance sheet as of January 31, 2021. Additionally, the operating partnership has outstanding $500.0 million principal amount of unsecured notes due May 1, 2021, that are classified as current in the condensed consolidated financial statements. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain. Given these concerns, Ferrellgas Partners believes there is substantial doubt about the entity’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities. See Note F – Debt below for further discussion of the outstanding debt.

Transaction Support Agreement and Chapter 11 Bankruptcy Cases

On December 10, 2020, Ferrellgas Partners, Ferrellgas Partners Finance Corp., the operating partnership, Ferrellgas, Inc., Ferrellgas GP II, LLC, Ferrellgas GP III, LLC and certain of their affiliates (collectively, the “Ferrellgas Parties”) entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims (collectively, the “Consenting Noteholders”) arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due 2020.

The TSA sets forth (i) a restructuring process to satisfy the obligations of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under the Ferrellgas Partners Notes due 2020 (the “Ferrellgas Partners Transactions”), which would be effectuated through pre-packaged voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) to be filed by only Ferrellgas Partners and Ferrellgas Partners Finance Corp. and the confirmation of a pre-packaged joint plan of reorganization for Ferrellgas Partners and Ferrellgas Partners Finance Corp. (the “Plan”), and (ii) a refinancing process of the operating partnership, including but not limited to, replacement of the operating partnership’s existing unsecured notes due 2021, 2022 and 2023 (the “operating partnership Transactions” and, together with the Ferrellgas Partners Transactions, the “TSA Transactions”), which would be consummated on the effective date (the “Effective Date”) of the Plan implementing the Ferrellgas Partners Transactions and would close simultaneously with the Ferrellgas Partners Transactions effectuated under the Plan.

Generally, the TSA contemplates, among other things, the TSA Transactions and certain changes to the capital structure and governance of the Ferrellgas Parties as described in more detail in the TSA.

Pursuant to the TSA, and subject to the terms and conditions thereof, the parties thereto agreed to support, act in good faith and take all steps reasonably necessary and desirable to implement and consummate the TSA Transactions until the TSA Transactions are consummated or the TSA is terminated. The Consenting Noteholders agreed, among other things, (i) to forbear from taking actions with respect to any default or event of default by the Ferrellgas Parties under the indenture governing the Ferrellgas Partners Notes due 2020 which arises solely as a result of the failure to make payments of the principal due on the Ferrellgas Partners Notes due 2020, and (ii) to vote in favor of any matter requiring approval to the extent necessary to implement the TSA Transactions and the Plan.

The TSA contains certain milestones relating to the commencement of the solicitation of acceptances of the Plan (the “Solicitation”) from holders of the Ferrellgas Partners Notes due 2020 and holders of Ferrellgas Partners’ common units, the refinancing process and the Chapter 11 Cases, which include the dates by which Ferrellgas Partners was required to commence the Solicitation and, thereafter, commence the Chapter 11 Cases or obtain certain approval orders of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, the milestones include the obligation of Ferrellgas Partners and Ferrellgas Partners Finance Corp. to emerge from chapter 11 protection no later than April 4, 2021, unless that deadline is extended pursuant to the terms of the TSA.

The TSA also provides that the TSA may be terminated by the Required Consenting Noteholders (as defined therein) with respect to the Consenting Noteholders or by any Ferrellgas Party with respect to the Ferrellgas Parties upon the occurrence of certain events set forth therein. In particular, the Ferrellgas Parties may terminate the TSA in the event the governing body of any Ferrellgas Party determines, after consulting with counsel, (i) that continuing to pursue any of the TSA Transactions in the manner contemplated by the TSA would be inconsistent with the exercise of its contractual or fiduciary duties or applicable law or (ii) in the exercise of its contractual or fiduciary duties, to pursue an alternative transaction proposal.

Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Solicitation on December 21, 2020 and by January 22, 2021 received sufficient votes from the requisite holders of the Ferrellgas Partners Notes due 2020 and the requisite holders of Ferrellgas Partners’ common units to obtain approval of the Plan from the Bankruptcy Court. Subject to any changes, the Solicitation process is complete. The Plan remains subject to the approval of the Bankruptcy Court.

On January 11, 2021, Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Chapter 11 Cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021. Following the filing of the Chapter 11 Cases, Ferrellgas Partners and Ferrellgas Partners Finance Corp. have continued, and plan to continue, to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court.

There is no assurance that the Plan will be approved by the Bankruptcy Court or that the TSA Transactions will be consummated and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note F – Debt below for further discussion of the outstanding debt.

Term loan credit agreement with Ferrellgas, L.P.

On January 8, 2021, Ferrellgas Partners entered into a term loan credit agreement with Ferrellgas, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners an unsecured non-amortizing loan in aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. The proceeds of the term loan will be used to pay costs and expenses incurred in connection with the Chapter 11 Cases in a manner consistent with a budget and cash flow forecast acceptable to Ferrellgas, L.P. See Note N – Condensed parent only debtor-in-possession financial information for further detail.

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

Allowance for expected credit losses

Ferrellgas closely monitors accounts receivable balances and estimates the allowance for expected credit losses. The estimate is primarily based on historical collection experience and other factors, including those related to current market conditions and events. The expected credit losses associated with accounts receivable have not historically been material and the adoption impact on Ferrellgas’ allowance for expected credit losses was immaterial as of January 31, 2021.

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

C. Leases

The following table provides the operating and financing ROU assets and lease liabilities as of January 31, 2021 and July 31, 2020:

Leases	Classification	January 31, 2021	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$97,249	$107,349
Financing lease assets	Other assets, net	38,045	41,426
Total leased assets		$135,294	$148,775

Liabilities
Current
Operating	Current operating lease liabilities	$27,895	$29,345
Financing	Other current liabilities	7,405	6,955
Noncurrent
Operating	Operating lease liabilities	80,901	89,022
Financing	Other liabilities	30,537	33,473
Total leased liabilities		$146,738	$158,795

The following table provides the lease expenses for the three and six months ended January 31, 2021 and 2020:

		For the three months ended January 31,		For the six months ended January 31,
Leases expense	Classification	2021	2020	2021	2020

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,497	$1,664	$3,280	$3,405
	Operating expense - equipment lease expense	6,513	8,156	12,955	15,763
	Cost of sales - propane and other gas liquids sales	492	324	1,018	713
	General and administrative expense	194	697	476	963
Total operating lease expense		8,696	10,841	17,729	20,844

Short-term expense	Operating expense - personnel, vehicle, plant and other	1,873	2,012	3,905	3,966
	General and administrative expense	123	141	364	251
Total short-term expense		1,996	2,153	4,269	4,217

Variable lease expense	Operating expense - personnel, vehicle, plant and other	798	671	1,544	1,346
	Operating expense - equipment lease expense	349	153	737	886
Total variable lease expense		1,147	824	2,281	2,232

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	2,189	435	4,354	475
Interest on lease liabilities	Interest expense	963	318	1,908	360
Total finance lease expense		3,152	753	6,262	835

Total lease expense (a)		$14,991	$14,571	$30,541	$28,128

(a)	For the three and six months ended January 31, 2021 Ferrellgas also recognized $0.1 million and $0.2 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to various Midstream dispositions, and for which Ferrellgas does not anticipate any future economic benefit. For the three and six months ended January 31, 2020 Ferrellgas also recognized $0.1 million and $0.2 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to various Midstream dispositions, and for which Ferrellgas does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of January 31, 2021 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2021	$17,114	$7,186	$24,300
2022	28,110	9,851	37,961
2023	35,875	7,851	43,726
2024	19,055	7,262	26,317
2025	13,616	7,273	20,889
Thereafter	21,886	10,892	32,778
Total lease payments	$135,656	$50,315	$185,971
Less: Imputed interest	26,860	12,373	39,233
Present value of lease liabilities	$108,796	$37,942	$146,738

The following table represents the weighted-average remaining lease term and discount rate as of January 31, 2021:

	As of January 31, 2021
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.1	8.3%
Finance leases	5.6	8.7%

Cash flow information is presented below:

	For the six months ended January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$17,546	$21,647

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$1,729	$360
Financing cash flows	$3,460	$320

D.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2021	July 31, 2020
Propane gas and related products	$76,843	$58,733
Appliances, parts and supplies, and other	13,630	13,931
Inventories	$90,473	$72,664

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2021, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 2.7 million gallons of propane at fixed prices.

Prepaid expenses and other current assets consist of the following:

	January 31, 2021	July 31, 2020
Broker margin deposit assets	$19,410	$14,398
Price risk management asset	32,270	2,846
Other	21,234	18,700
Prepaid expenses and other current assets	$72,914	$35,944

Other current liabilities consist of the following:

	January 31, 2021	July 31, 2020
Accrued interest	$34,583	$53,841
Customer deposits and advances	33,144	32,257
Accrued payroll	23,902	18,375
Accrued insurance	11,416	14,796
Other	88,863	48,197
Other current liabilities	$191,908	$167,466

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020
Operating expense - personnel, vehicle, plant and other	$56,723	$64,987	$104,253	$113,002
Depreciation and amortization expense	1,958	2,036	6,481	3,876
Operating expense - equipment lease expense	5,793	7,984	11,676	15,626
	$64,474	$75,007	$122,410	$132,504

Cash and cash equivalents consist of the following:

	January 31, 2021	July 31, 2020
Cash and cash equivalents	$217,434	$238,002
Restricted cash (1)	109,049	95,759
Cash, cash equivalents and restricted cash	$326,483	$333,761

(1)	As of January 31, 2021, the $109.0 million of restricted cash includes $91.5 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.0 million of additional pledged collateral. As of July 31, 2020, the $95.8 million of restricted cash includes $78.2 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.1 million of additional pledged collateral. For additional discussion see Note F – Debt.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.  Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2021	2020
Cash paid for:
Interest	$88,107	$83,826
Income taxes	$305	$1
Non-cash investing and financing activities:
Liability incurred in connection with Financing Agreement amendment	$—	$8,863
Liabilities incurred in connection with acquisitions	$—	$520
Change in accruals for property, plant and equipment additions	$(178)	$268
Lease liabilities arising from operating right-of-use assets	$4,262	$21,606
Lease liabilities arising from finance right-of-use assets	$972	$12,241

E.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2021	July 31, 2020
Accounts receivable pledged as collateral	$200,443	$103,703
Accounts receivable not pledged as collateral (including other reserves)	8,307	(825)
Note receivable	15,148	12,648
Other	37	36
Less: Allowance for expected credit losses	(17,655)	(14,124)
Accounts and notes receivable, net	$206,280	$101,438

At January 31, 2021, $200.4 million of trade accounts receivable were pledged as collateral, but Ferrellgas had no outstanding collateralized notes payable due to a commercial paper conduit. At July 31, 2020, $103.7 million of trade accounts receivable were pledged as collateral, but Ferrellgas had no outstanding collateralized notes payable due to a commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2021, Ferrellgas had received no cash proceeds from trade accounts receivables securitized, with $87.0 million remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2020, Ferrellgas had received no cash proceeds from trade accounts receivables securitized, with $11.0 million remaining capacity to receive additional proceeds or issue letters of credit.

The agreement governing the accounts receivable securitization facility (the “Purchase Agreement”) requires the operating partnership to maintain a fixed charge coverage ratio of not less than 1.00x and a senior secured leverage ratio of not greater than 3.00x. The operating partnership was in compliance with these financial ratio requirements as of January 31, 2021. However, if at any time the operating partnership is not in compliance with these financial ratio requirements, Ferrellgas will be unable to access the facility for working capital or other cash requirements and the facility may be terminated. This facility matures in May 2021 and includes an option, at Ferrellgas’ request and consent, for the purchasers in their sole discretion to extend the facility for up to an additional three years.

F.    Debt

Long-term debt

Long-term debt consists of the following:

	January 31, 2021	July 31, 2020
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $605 and $937 at January 31, 2021 and July 31, 2020, respectively (3)	475,605	475,937
Fixed rate, 8.625%, due 2020 (4)	357,000	357,000

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,270 at January 31, 2021 and $3,573 at July 31, 2020, respectively (5)	703,270	703,573

Notes payable
7.7% and 9.4% weighted average interest rate at January 31, 2021 and July 31, 2020, respectively, due 2021 to 2029, net of unamortized discount of $374 and $537 at January 31, 2021 and July 31, 2020, respectively	3,607	4,564
Total debt, excluding unamortized debt issuance and other costs	2,539,482	2,541,074
Unamortized debt issuance and other costs	(30,207)	(35,583)
Less: current portion of long-term debt	501,865	859,095
Less: debt subject to compromise	357,000	—
Long-term debt	$1,650,410	$1,646,396

(1)	During November 2010, the operating partnership issued $500.0 million aggregate principal amount of 6.50% senior notes due 2021. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. These notes are classified as current in the condensed consolidated financial statements.
(2)	During June 2015, the operating partnership issued $500.0 million aggregate principal amount of 6.75% senior notes due 2023. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of any subsidiary of the operating partnership that is not a guarantor of these notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due June 15, 2023. The operating partnership would incur prepayment penalties if it were to repay the notes prior to June 15, 2021.
(3)	During fiscal 2014, the operating partnership issued $475.0 million aggregate principal amount of 6.75% senior notes due 2022, $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. These notes are general unsecured senior obligations of the operating partnership and are (i) effectively junior to all existing and future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. The outstanding principal amount is due January 15, 2022.

(4)	During January 2017, Ferrellgas Partners issued $175.0 million aggregate principal amount of additional 8.625% unsecured senior notes due 2020 (referred to herein as the Ferrellgas Partners Notes due 2020), issued at 96% of par. Ferrellgas Partners contributed the net proceeds from the offering of approximately $166.1 million to the operating partnership, which used such amounts to repay borrowings under its previous senior secured credit facility. During April 2010, Ferrellgas Partners issued $280.0 million of these notes. During March 2011, Ferrellgas Partners redeemed $98.0 million of these notes. The Ferrellgas Partners Notes due 2020 are general unsecured senior obligations of Ferrellgas Partners and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas Partners, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the operating partnership and its subsidiaries. These notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount was due on June 15, 2020, but has not been repaid. The Ferrellgas Partners Notes due 2020 were classified as current on the consolidated balance sheet as of July 31, 2020. As a result of the filing of the Chapter 11 Cases, the Ferrellgas Partners Notes due 2020 were reclassified as liabilities subject to compromise on the condensed consolidated balance sheet as of January 31, 2021.
(5)	During April 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025, $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. These notes are senior secured obligations of the operating partnership and the guarantors of such notes, including Ferrellgas Partners, the general partners of the operating partnership and certain subsidiaries of the operating partnership, and are (i) effectively senior to all existing senior unsecured indebtedness of the operating partnership and the guarantors, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas Receivables, LLC, a special purpose subsidiary that does not guarantee the notes. The senior notes bear interest from the date of issuance, payable semiannually in arrears on April 15 and October 15 of each year. The operating partnership would incur prepayment penalties if it were to repay the notes prior to April 15, 2024. The outstanding principal amount is due on April 15, 2025.

The scheduled principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2021 (a)	$858,000
2022	476,435
2023	500,999
2024	329
2025	700,199
Thereafter	19
Total	$2,535,981
(a)	Includes the Ferrellgas Partners Notes due 2020, which matured on June 15, 2020, but have not yet been repaid.

Additionally, see the discussion of the TSA and the Chapter 11 Cases under “Transaction Support Agreement and Chapter 11 Bankruptcy Cases” in Note A – Partnership organization and formation above.

Letters of credit outstanding at January 31, 2021 and July 31, 2020 totaled $138.8 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At January 31, 2021 and July 31, 2020, Ferrellgas did not have in place a credit facility providing for the issuance of letters of credit and had $91.5 million and $78.2 million, respectively, of restricted cash pledged as cash collateral for letters of credit outstanding. Additionally, at both January 31, 2021 and July 31, 2020, Ferrellgas also issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility.

Financial covenants

The indenture governing the outstanding Ferrellgas Partners Notes due 2020 and the agreements governing the operating partnership’s indebtedness contain various covenants that limit Ferrellgas Partners’ ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are the restricted payments covenants in the indenture governing the outstanding Ferrellgas Partners Notes due 2020 and the indentures governing the outstanding notes of the operating partnership, which are discussed below.

Ferrellgas Partners, L.P., the master limited partnership

Following the failure to repay the Ferrellgas Partners Notes due 2020 when due at maturity, Ferrellgas Partners has continued to comply with the restrictive covenants set forth in the indenture governing those notes as it continues its efforts to address the Ferrellgas Partners Notes due 2020, reduce existing indebtedness and address its other debt maturities.

The indenture governing the Ferrellgas Partners Notes due 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units.

Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of January 31, 2021, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.44x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018, and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Further, regardless of whether Ferrellgas Partners had any capacity to make restricted payments under the limited exception, the indenture governing the Ferrellgas Partners Notes due 2020 generally prohibits Ferrellgas Partners from making restricted payments if a default or event of default under the indenture has occurred and is continuing, and the failure to repay the principal amount of and accrued interest on these notes at maturity constitutes an event of default. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended January 31, 2021, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions, unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied, pursuant to the transactions contemplated by the TSA and the Plan or otherwise. See “—Debt and interest expense reduction strategy” below.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the Ferrellgas Partners Notes due 2020, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners. Under these covenants, subject to the limited exceptions described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of January 31, 2021, the operating partnership’s consolidated fixed charge coverage ratio was 1.67x.

Under the covenants in the indentures governing the operating partnership’s unsecured notes, if the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may still make restricted payments in limited amounts determined under the indentures governing the operating partnership’s unsecured notes. The distributions made by the operating partnership on June 15, 2019 and December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 were made from capacity under this limited exception to the ratio requirement under the indentures governing the operating partnership’s unsecured notes. Under the most restrictive of the indentures governing the operating partnership’s unsecured notes, as of February 1, 2021, the remaining capacity under this limited exception will be reduced significantly, because, as of that date, the operating partnership will no longer be permitted to include the amount of the capital contribution made by Ferrellgas Partners to the operating partnership in January 2017 (from the proceeds of Ferrellgas Partners’ issuance of additional Ferrellgas Partners Notes due 2020 in January 2017, as described above) in the calculation of the amount of restricted payments it is able to make under the exception.

The indenture governing the operating partnership’s senior secured first lien notes due 2025 contains a similar but, in some respects, a different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, the operating partnership generally may not make a restricted payment unless the operating partnership’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether the operating partnership’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of January 31, 2021, the operating partnership’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when the operating partnership does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. As of January 31, 2021, this separate exception under the secured notes indenture had capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of the operating partnership’s unsecured notes indentures as of January 31, 2021. This capacity under the secured notes indenture, as well as the capacity under the less restrictive of the unsecured notes indentures, will not be reduced as of February 1, 2021 as described above with respect to the capacity under the most restrictive of the unsecured notes indentures; however, the amount of restricted payments the operating partnership may make will be limited by the most restrictive of the unsecured notes indentures for so long as the notes issued under those indentures remain outstanding.

As described above, the Ferrellgas Partners Notes due 2020 matured on June 15, 2020, and the outstanding principal amount of those notes was due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some capacity to make distributions under the operating partnership’s unsecured and secured notes indentures, this capacity will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on the Ferrellgas Partners Notes due 2020 that was due at the maturity of those notes. Further, as noted above, the remaining capacity of the operating partnership to make distributions to Ferrellgas Partners will be reduced significantly as of February 1, 2021. Additionally, the restrictions in these indentures currently limit, and as of February 1, 2021 will further limit significantly, the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction strategy

Ferrellgas continues to pursue a strategy to reduce its debt and interest expense. Currently, these efforts are focused on consummation of the transactions contemplated by the TSA and the Plan. See “—Transaction Support Agreement and Chapter 11 Bankruptcy Cases” in Note A – Partnership organization and formation above. Other opportunities include the generation of additional cash flows through accretive acquisitions, restructuring or refinancing of existing indebtedness other than pursuant to the TSA Transactions, maintaining the suspension of Ferrellgas’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas expects to maintain its debt and interest expense reduction strategy until its consolidated leverage ratio reaches a level that it deems appropriate for its business. Ferrellgas engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities.

There is no assurance that the transactions contemplated by the TSA will be consummated or that Ferrellgas otherwise will be successful in pursuing its debt and interest expense reduction strategy.

G.    Partners’ deficit

As of January 31, 2021 and July 31, 2020, limited partner units were beneficially owned by the following:

	January 31, 2021	July 31, 2020
Public common unitholders (1)	69,612,939	69,612,939
Ferrell Companies (2)	22,529,361	22,529,361
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,763,475	4,763,475

(1)	These common units are traded on the OTC Pink Market under the symbol “FGPRQ”.
(2)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
(5)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 4,758,859 of these common units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 4,616 common units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Partnership distributions

No distributions will be paid to common unitholders for the three months ended January 31, 2021.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2021 and 2020.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2021, the general partner made non-cash contributions of $30.0 to Ferrellgas to maintain its effective 2% general partner interest.

During the six months ended January 31, 2020, the general partner made non-cash contributions of $28.0 to Ferrellgas to maintain its effective 2% general partner interest.

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

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020
Retail - Sales to End Users	$378,350	$374,069	$552,995	$554,486
Wholesale - Sales to Resellers	138,730	105,055	241,342	187,759
Other Gas Sales	11,354	6,123	15,146	16,387
Other	25,126	25,586	44,971	45,415
Propane and related equipment revenues	$553,560	$510,833	$854,454	$804,047

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

The following table presents the opening and closing balances of Ferrellgas’ receivables, contract assets, and contract liabilities:

	January 31, 2021	July 31, 2020
Accounts receivable	$214,288	$108,483
Contract assets	$9,647	$7,079
Contract liabilities
Deferred revenue (1)	$44,801	$42,911

(1)	Of the beginning balance of deferred revenue, $24.7 million was recognized as revenue during the six months ended January 31, 2021.

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

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2021 and July 31, 2020:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$34,433	$—	$34,433
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(313)	$—	$(313)

July 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,112	$—	$3,112
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,425)	$—	$(5,425)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2021 and July 31, 2020, the estimated fair value of Ferrellgas’ long-term debt instruments was $2,409.8 million and $2,177.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2021 and 2020, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of January 31, 2021 and July 31, 2020:

	Final	January 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2022
Commodity derivatives-propane		Prepaid expenses and other current assets	$32,270	Other current liabilities	$209
Commodity derivatives-propane		Other assets, net	2,163	Other liabilities	104
		Total	$34,433	Total	$313

	Final	July 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$2,846	Other current liabilities	$5,029
Commodity derivatives-propane		Other assets, net	266	Other liabilities	396
		Total	$3,112	Total	$5,425

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2021 and July 31, 2020, respectively:

	January 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$19,410	Other current liabilities	$39,774
	Other assets, net	1,447	Other liabilities	2,095
		$20,857		$41,869

	July 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,398	Other current liabilities	$510
	Other assets, net	1,433	Other liabilities	—
		$15,831		$510

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2021 and 2020 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2021
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$36,957	Cost of product sold- propane and other gas liquids sales	$8,441	$—
	$36,957		$8,441	$—

	For the three months ended January 31, 2020
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(11,212)	Cost of product sold- propane and other gas liquids sales	$(8,766)	$—
	$(11,212)		$(8,766)	$—

	For the six months ended January 31, 2021
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$42,724	Cost of sales-propane and other gas liquids sales	$6,291	$—
	$42,724		$6,291	$—

	For the six months ended January 31, 2020
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(24,839)	Cost of sales-propane and other gas liquids sales	$(16,245)	$—
	$(24,839)		$(16,245)	$—

The changes in derivatives included in AOCI for the six months ended January 31, 2021 and 2020 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2021	2020
Beginning balance	$(2,313)	$(14,756)
Change in value of risk management commodity derivatives	42,724	(24,839)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(6,291)	16,245
Ending balance	$34,120	$(23,350)

Ferrellgas expects to reclassify net gains of approximately $32.1 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the six months ended January 31, 2021 and 2020, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2021, Ferrellgas had financial derivative contracts covering 3.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2021, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2021.

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

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020
Operating expense	$70,655	$73,084	$131,635	$136,555

General and administrative expense	$10,375	$7,476	$17,094	$13,963

See additional discussions about transactions with the general partner and related parties in Note G – Partners’ deficit.

L.    Contingencies and commitments

Litigation

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and, prior to the sales of midstream operations during the fiscal year ended July 31, 2018, crude oil. As a result, at any given time, Ferrellgas can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas.

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

M.    Net earnings (loss) per unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020

	(in thousands, except per common unit amounts)
Common unitholders’ interest in net earnings	$62,634	$47,725	$17,033	$2,834
Weighted average common units outstanding (in thousands)	97,152.7	97,152.7	97,152.7	97,152.7
Basic and diluted net earnings per common unit	$0.64	$0.49	$0.18	$0.03

A.

N.    Condensed parent only debtor-in-possession financial information

The following financial statements represent the unaudited condensed combined financial statements of the Debtor. The results of the non-debtor entities are not included in these financial statements.

FERRELLGAS PARTNERS, L.P.

(DEBTOR-IN-POSSESSION)
PARENT ONLY
BALANCE SHEET
(in thousands)

(unaudited)

January 31,
2021
ASSETS

Cash and cash equivalents	$19,906
Prepaid expenses and other current assets	269
Total assets	$20,175

LIABILITIES AND PARTNERS’ DEFICIT

Other current liabilities	$1,661
Loan payable to Ferrellgas, L.P	19,900
Accrued interest payable on Ferrellgas, L.P. loan	251
Total liabilities not subject to compromise	21,812
Liabilities subject to compromise	390,101
Total liabilities	411,913

Investment in Ferrellgas, L.P.	753,579

Partners’ deficit
Total partners’ deficit attributable to debtors	(1,145,317)
Total liabilities and partners’ deficit	$20,175

FERRELLGAS PARTNERS, L.P.

(DEBTOR-IN-POSSESSION)

PARENT ONLY

STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended January 31,	For the six months ended January 31,
	2021	2021
Expenses:
General and administrative expense	$221	$225
Interest expense	6,324	14,022
Reorganization expense - professional fees	1,200	1,200
Total expenses	7,745	15,447

Loss before income taxes and equity in earnings of non-debtor entities	(7,745)	(15,447)

Income tax expense	14	14
Equity in earnings of non-debtor entities	71,750	32,999

Net earnings	63,991	17,538

Net earnings attributable to noncontrolling interest	724	333

Net earnings attributable to the debtor	63,267	17,205

Total other comprehensive income	—	—

Comprehensive income attributable to debtor	$63,267	$17,205

FERRELLGAS PARTNERS, L.P.

(DEBTOR-IN-POSSESSION)

PARENT ONLY

STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

For the six months ended January 31,
2021

Cash flows from operating activities:
Net cash provided by operating activities	$—

Cash flows from investing activities:
Net cash provided by investing activities	—

Cash flows from financing activities:
Proceeds from loan from Ferrellgas, L.P.	19,900
Net cash provided by financing activities	19,900

Net increase in cash and cash equivalents	19,900
Cash and cash equivalents - beginning of year	6
Cash and cash equivalents - end of year	$19,906

O.    Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements, except as follows.

As previously disclosed on January 11, 2021 Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Chapter 11 Cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On March 5, 2021, the Bankruptcy Court entered an order confirming the Plan. The effectiveness of the Plan is conditioned on certain requirements such as the operating partnership completing its refinancing. There is no assurance that the Plan will become effective or that the TSA Transactions will be consummated, and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain.

For more information, refer to the discussion of the TSA and the Chapter 11 Cases under “Transaction Support Agreement and Chapter 11 Bankruptcy Cases” in Note A – Partnership organization and formation above.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

(DEBTOR-IN-POSSESSION)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2021	July 31, 2020
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	—	1,850
Total assets	$1,000	$2,850

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	39,145	38,846
Accumulated deficit	(39,145)	(36,996)
Total stockholder’s equity	$1,000	$2,850

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

(DEBTOR-IN-POSSESSION)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020
General and administrative expense	$225	$—	$2,149	$891

Net loss	$(225)	$—	$(2,149)	$(891)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

(DEBTOR-IN-POSSESSION)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,149)	$(891)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,850	838
Cash used in operating activities	(299)	(53)

Cash flows from financing activities:
Capital contribution	299	53
Cash provided by financing activities	299	53

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(DEBTOR-IN-POSSESSION)

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

(unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    Formation

Ferrellgas Partners Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (“Ferrellgas Partners”).

Ferrellgas Partners contributed $1,000 to the Finance Corp. on April 8, 1996 in exchange for 1,000 shares of common stock.

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. Ferrellgas Partners has outstanding $357.0 million principal amount of unsecured notes due June 15, 2020 (the “Ferrellgas Partners Notes due 2020”), which Ferrellgas Partners failed to repay when due at maturity. The Ferrellgas Partners Notes due 2020 were classified as current on Ferrellgas Partners’ consolidated balance sheet as of July 31, 2020. These obligations are only reported on Ferrellgas Partners’ condensed consolidated balance sheet. As a result of the filing of the Chapter 11 Cases (as defined and described below under “Transaction Support Agreement and Chapter 11 Bankruptcy Cases”), the Ferrellgas Partners Notes due 2020 were reclassified as liabilities subject to compromise on Ferrellgas Partners’ condensed consolidated balance sheet as of January 31, 2021. Additionally, the operating partnership has outstanding $500.0 million principal amount of unsecured notes due May 1, 2021, that are classified as current in the operating partnership’s condensed consolidated financial statements. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain. Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of Ferrellgas Partners. Given these concerns, we believe there is substantial doubt about the Finance Corp.’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities.

Transaction Support Agreement and Chapter 11 Bankruptcy Cases

On December 10, 2020, Ferrellgas Partners, the Finance Corp., the operating partnership Ferrellgas, Inc., Ferrellgas GP II, LLC, Ferrellgas GP III, LLC and certain of their affiliates (collectively, the “Ferrellgas Parties”) entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims (collectively, the “Consenting Noteholders”) arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due 2020

The TSA sets forth (i) a restructuring process to satisfy the obligations of Ferrellgas Partners and the Finance Corp. under the Ferrellgas Partners Notes due 2020 (the “Ferrellgas Partners Transactions”), which would be effectuated through pre-packaged voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) to be filed by only Ferrellgas Partners and the Finance Corp. and the confirmation of a pre-packaged joint plan of reorganization for Ferrellgas Partners and the Finance Corp. (the “Plan”), and (ii) a refinancing process of the operating partnership, including but not limited to, replacement of the operating partnership’s existing unsecured notes due 2021, 2022 and 2023 (the “operating partnership Transactions” and, together with the Ferrellgas Partners Transactions, the “TSA Transactions”), which would be consummated on the effective date (the “Effective Date”) of the Plan implementing the Ferrellgas Partners Transactions and would close simultaneously with the Ferrellgas Partners Transactions effectuated under the Plan.

Generally, the TSA contemplates, among other things, the TSA Transactions and certain changes to the capital structure and governance of the Ferrellgas Parties as described in more detail in the TSA.

Pursuant to the TSA, and subject to the terms and conditions thereof, the parties thereto agreed to support, act in good faith and take all steps reasonably necessary and desirable to implement and consummate the TSA Transactions until the TSA Transactions are consummated or the TSA is terminated. The Consenting Noteholders agreed, among other things, (i) to forbear from taking actions with respect to any default or event of default by the Ferrellgas Parties under the indenture governing the Ferrellgas Partners Notes due 2020 which arises solely as a result of the failure to make payments of the principal due on the Ferrellgas Partners Notes due 2020, and (ii) to vote in favor of any matter requiring approval to the extent necessary to implement the TSA Transactions and the Plan.

The TSA contains certain milestones relating to the commencement of the solicitation of acceptances of the Plan (the “Solicitation”) from holders of the Ferrellgas Partners Notes due 2020 and holders of Ferrellgas Partners’ common units, the refinancing process and the Chapter 11 Cases, which include the dates by which Ferrellgas Partners was required to commence the Solicitation and, thereafter, commence the Chapter 11 Cases or obtain certain approval orders of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, the milestones include the obligation of Ferrellgas Partners and the Finance Corp. to emerge from chapter 11 protection no later than April 4, 2021, unless that deadline is extended pursuant to the terms of the TSA.

The TSA also provides that the TSA may be terminated by the Required Consenting Noteholders (as defined therein) with respect to the Consenting Noteholders or by any Ferrellgas Party with respect to the Ferrellgas Parties upon the occurrence of certain events set forth therein. In particular, the Ferrellgas Parties may terminate the TSA in the event the governing body of any Ferrellgas Party determines, after consulting with counsel, (i) that continuing to pursue any of the TSA Transactions in the manner contemplated by the TSA would be inconsistent with the exercise of its contractual or fiduciary duties or applicable law or (ii) in the exercise of its contractual or fiduciary duties, to pursue an alternative transaction proposal.

Ferrellgas Partners and the Finance Corp. commenced the Solicitation on December 21, 2020 and by January 22, 2021 received sufficient votes from the requisite holders of the Ferrellgas Partners Notes due 2020 and the requisite holders of Ferrellgas Partners’ common units to obtain approval of the Plan from the Bankruptcy Court. Subject to any changes, the Solicitation process is complete. The Plan remains subject to the approval of the Bankruptcy Court.

On January 11, 2021, Ferrellgas Partners and the Finance Corp. commenced the Chapter 11 Cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021. Following the filing of the Chapter 11 Cases, Ferrellgas Partners and the Finance Corp. have continued, and plan to continue, to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court.

There is no assurance that the Plan will be approved by the Bankruptcy Court or that the TSA Transactions will be consummated, and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. The Finance Corp. is liable as co-issuer and co-obligor for the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020, which Ferrellgas Partners failed to repay, and which obligation is only reported on Ferrellgas Partners’ condensed consolidated balance sheet.

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

As previously disclosed, on January 11, 2021 Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Chapter 11 Cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On March 5, 2021, the Bankruptcy Court entered an order confirming the Plan. The effectiveness of the Plan is conditioned on certain requirements such as the operating partnership completing its refinancing. There is no assurance that the Plan will become effective or that the TSA Transactions will be consummated, and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain.

For more information, refer to the discussion of the TSA and the Chapter 11 Cases under “Transaction Support Agreement and Chapter 11 Bankruptcy Cases” in Note A – Formation above.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $109,049 and $95,759 of restricted cash at January 31, 2021 and July 31, 2020, respectively)	$306,577	$333,755
Accounts and notes receivable, net (including $200,443 and $103,703 of accounts receivable pledged as collateral at January 31, 2021 and July 31, 2020, respectively)	206,280	101,438
Inventories	90,473	72,664
Prepaid expenses and other current assets	73,106	35,897
Total current assets	676,436	543,754

Property, plant and equipment, net	587,870	591,042
Goodwill, net	246,946	247,195
Intangible assets (net of accumulated amortization of $427,695 and $423,290 at January 31, 2021 and July 31, 2020, respectively)	99,644	104,049
Operating lease right-of-use assets	97,249	107,349
Loan receivable - Ferrellgas Partners, L.P.	20,151	—
Other assets, net	91,159	74,748
Total assets	$1,819,455	$1,668,137

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$79,224	$33,944
Current portion of long-term debt	501,865	502,095
Current operating lease liabilities	27,895	29,345
Other current liabilities	190,708	148,136
Total current liabilities	799,692	713,520

Long-term debt	1,650,410	1,646,396
Operating lease liabilities	80,901	89,022
Other liabilities	49,541	51,190

Partners’ deficit:
Limited partner	(787,341)	(821,462)
General partner	(7,868)	(8,216)
Accumulated other comprehensive income (loss)	34,120	(2,313)
Total partners’ deficit	(761,089)	(831,991)
Total liabilities and partners’ deficit	$1,819,455	$1,668,137

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020

Revenues:
Propane and other gas liquids sales	$528,434	$485,247	$809,483	$758,632
Other	25,126	25,586	44,971	45,415
Total revenues	553,560	510,833	854,454	804,047

Costs and expenses:
Cost of sales - propane and other gas liquids sales	270,777	237,843	408,404	371,871
Cost of sales - other	3,504	3,353	7,171	7,034
Operating expense - personnel, vehicle, plant and other	115,247	128,233	224,274	242,776
Operating expense - equipment lease expense	6,862	8,261	13,692	16,649
Depreciation and amortization expense	21,249	19,795	42,639	39,014
General and administrative expense	20,254	14,085	33,330	23,781
Non-cash employee stock ownership plan compensation charge	762	630	1,470	1,425
Loss on asset sales and disposals	80	2,148	893	4,383

Operating income	114,825	96,485	122,581	97,114

Interest expense	(46,522)	(38,690)	(93,050)	(75,567)
Other income (expense), net	3,759	76	3,867	(56)

Earnings before income taxes	72,062	57,871	33,398	21,491

Income tax expense	312	115	399	633

Net earnings	$71,750	$57,756	$32,999	$20,858

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020

Net earnings	$71,750	$57,756	$32,999	$20,858
Other comprehensive income (loss):
Change in value of risk management derivatives	36,957	(11,212)	42,724	(24,839)
Reclassification of (gains) losses on derivatives to earnings, net	(8,441)	8,766	(6,291)	16,245
Pension liability adjustment	—	(109)	—	(109)
Other comprehensive income (loss)	28,516	(2,555)	36,433	(8,703)
Comprehensive income	$100,266	$55,201	$69,432	$12,155

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2020	$(821,462)	$(8,216)	$(2,313)	$(831,991)
Contributions in connection with non-cash ESOP compensation charges	701	7	—	708
Net loss	(38,360)	(391)	—	(38,751)
Other comprehensive income	—	—	7,917	7,917
Balance at October 31, 2020	(859,121)	(8,600)	5,604	(862,117)
Contributions in connection with non-cash ESOP compensation charges	754	8	—	762
Net earnings	71,026	724	—	71,750
Other comprehensive income	—	—	28,516	28,516
Balance at January 31, 2021	$(787,341)	$(7,868)	$34,120	$(761,089)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	loss	deficit
Balance at July 31, 2019	$(758,186)	$(7,570)	$(14,647)	$(780,403)
Contributions in connection with non-cash ESOP compensation charges	787	8	—	795
Cumulative adjustment for lease accounting standard	(1,361)	(14)	—	(1,375)
Distributions	(100)	(1)	—	(101)
Net loss	(36,525)	(373)	—	(36,898)
Other comprehensive loss	—	—	(6,148)	(6,148)
Balance at October 31, 2019	(795,385)	(7,950)	(20,795)	(824,130)
Contributions in connection with non-cash ESOP compensation charges	624	6	—	630
Distributions	(15,396)	(157)	—	(15,553)
Net earnings	57,172	584	—	57,756
Other comprehensive loss	—	—	(2,555)	(2,555)
Balance at January 31, 2020	$(752,985)	$(7,517)	$(23,350)	$(783,852)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$32,999	$20,858
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	42,639	39,014
Non-cash employee stock ownership plan compensation charge	1,470	1,425
Loss on asset sales and disposals	893	4,383
Provision for doubtful accounts	2,166	974
Deferred income tax expense	—	552
Other	3,996	5,216
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(107,008)	(68,322)
Inventories	(17,809)	1,980
Prepaid expenses and other current assets	(7,535)	(7,109)
Accounts payable	45,380	12,678
Accrued interest expense	72	2,019
Other current liabilities	43,861	2,095
Other assets and liabilities	3,327	237
Net cash provided by operating activities	44,451	16,000

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(6,400)
Capital expenditures	(35,333)	(33,422)
Proceeds from sale of assets	3,144	1,659
Cash payments to construct assets in connection with future lease transactions	—	(30,307)
Cash receipts in connection with leased vehicles	—	19,929
Loan to Ferrellgas Partners, L.P.	(19,900)	—
Net cash used in investing activities	(52,089)	(48,541)

Cash flows from financing activities:
Distributions	—	(15,654)
Payments on long-term debt	(1,120)	(972)
Net reductions in short-term borrowings	—	(3,000)
Cash payments for principal portion of finance lease liability	(3,460)	(320)
Net additions to collateralized short-term borrowings	—	59,000
Cash paid for financing costs	(14,960)	(3,916)
Net cash provided by (used in) financing activities	(19,540)	35,138

Net change in cash and cash equivalents	(27,178)	2,597
Cash and cash equivalents - beginning of period	333,755	11,046
Cash, cash equivalents and restricted cash - end of period	$306,577	$13,643

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

Due to seasonality, the results of operations for the six months ended January 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2021.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. Ferrellgas, L.P. has $500.0 million in unsecured notes due May 1, 2021, that are classified as current in its condensed consolidated financial statements. Additionally, Ferrellgas Partners has outstanding $357.0 million principal amount of unsecured notes due June 15, 2020 (the “Ferrellgas Partners Notes due 2020”), which Ferrellgas Partners failed to repay when due at maturity. The Ferrellgas Partners Notes due 2020 were classified as current on the consolidated balance sheet as of July 31, 2020. As a result of the filing of the Chapter 11 Cases (as defined and described below under “Transaction Support Agreement and Chapter 11 Bankruptcy Cases”), the Ferrellgas Partners Notes due 2020 were reclassified as liabilities subject to compromise on the condensed consolidated balance sheet as of January 31, 2021. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain. Given these concerns, Ferrellgas Partners believes there is substantial doubt about Ferrellgas, L.P.’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities. See Note F – Debt below for further discussion of the outstanding debt.

Transaction Support Agreement and Chapter 11 Bankruptcy Cases

On December 10, 2020, Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas, Inc., Ferrellgas GP II, LLC, Ferrellgas GP III, LLC and certain of their affiliates (collectively, the “Ferrellgas Parties”) entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims (collectively, the “Consenting Noteholders”) arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due 2020.

The TSA sets forth (i) a restructuring process to satisfy the obligations of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under the Ferrellgas Partners Notes due 2020 (the “Ferrellgas Partners Transactions”), which would be effectuated through pre-packaged voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) to be filed by only Ferrellgas Partners and Ferrellgas Partners Finance Corp. and the confirmation of a pre-packaged joint plan of reorganization for Ferrellgas Partners and Ferrellgas Partners Finance Corp.(the “Plan”), and (ii) a refinancing process of Ferrellgas, L.P., including but not limited to, replacement of Ferrellgas, L.P.’s existing unsecured notes due 2021, 2022 and 2023 (the “operating partnership Transactions” and, together with the Ferrellgas Partners Transactions, the “TSA Transactions”), which would be consummated on the effective date (the “Effective Date”) of the Plan implementing the Ferrellgas Partners Transactions and would close simultaneously with the Ferrellgas Partners Transactions effectuated under the Plan.

Generally, the TSA contemplates, among other things, the TSA Transactions and certain changes to the capital structure and governance of the Ferrellgas Parties as described in more detail in the TSA.

Pursuant to the TSA, and subject to the terms and conditions thereof, the parties thereto agreed to support, act in good faith and take all steps reasonably necessary and desirable to implement and consummate the TSA Transactions until the TSA Transactions are consummated or the TSA is terminated. The Consenting Noteholders agreed, among other things, (i) to forbear from taking actions with respect to any default or event of default by the Ferrellgas Parties under the indenture governing the Ferrellgas Partners Notes due 2020 which arises solely as a result of the failure to make payments of the principal due on the Ferrellgas Partners Notes due 2020, and (ii) to vote in favor of any matter requiring approval to the extent necessary to implement the TSA Transactions and the Plan.

The TSA contains certain milestones relating to the commencement of the solicitation of acceptances of the Plan (the “Solicitation”) from holders of the Ferrellgas Partners Notes due 2020 and holders of Ferrellgas Partners’ common units, the refinancing process and the Chapter 11 Cases, which include the dates by which Ferrellgas Partners was required to commence the Solicitation and, thereafter, commence the Chapter 11 Cases or obtain certain approval orders of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, the milestones include the obligation of Ferrellgas Partners and Ferrellgas Partners Finance Corp. to emerge from chapter 11 protection no later than April 4, 2021, unless that deadline is extended pursuant to the terms of the TSA.

The TSA also provides that the TSA may be terminated by the Required Consenting Noteholders (as defined therein) with respect to the Consenting Noteholders or by any Ferrellgas Party with respect to the Ferrellgas Parties upon the occurrence of certain events set forth therein. In particular, the Ferrellgas Parties may terminate the TSA in the event the governing body of any Ferrellgas Party determines, after consulting with counsel, (i) that continuing to pursue any of the TSA Transactions in the manner contemplated by the TSA would be inconsistent with the exercise of its contractual or fiduciary duties or applicable law or (ii) in the exercise of its contractual or fiduciary duties, to pursue an alternative transaction proposal.

Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Solicitation on December 21, 2020 and by January 22, 2021 received sufficient votes from the requisite holders of the Ferrellgas Partners Notes due 2020 and the requisite holders of Ferrellgas Partners’ common units to obtain approval of the Plan from the Bankruptcy Court. Subject to any changes, the Solicitation process is complete. The Plan remains subject to the approval of the Bankruptcy Court.

On January 11, 2021, Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Chapter 11 Cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021. Following the filing of the Chapter 11 Cases, Ferrellgas Partners and Ferrellgas Partners Finance Corp. have continued, and plan to continue, to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court.

There is no assurance that the Plan will be approved by the Bankruptcy Court or that the TSA Transactions will be consummated and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain. Additionally, see Note F – Debt below for further discussion of the outstanding debt.

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

Allowance for expected credit losses

Ferrellgas, L.P. closely monitors accounts receivable balances and estimates the allowance for expected credit losses. The estimate is primarily based on historical collection experience and other factors, including those related to current market conditions and events. The expected credit losses associated with accounts receivable have not historically been material and the adoption impact on Ferrellgas, L.P.’s allowance for expected credit losses was immaterial as of January 31, 2021.

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

.

C. Leases

The following table provides the operating and financing ROU assets and lease liabilities as of January 31, 2021 and July 31, 2020:

Leases	Classification	January 31, 2021	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$97,249	$107,349
Financing lease assets	Other assets, net	38,045	41,426
Total leased assets		$135,294	$148,775

Liabilities
Current
Operating	Current operating lease liabilities	$27,895	$29,345
Financing	Other current liabilities	7,405	6,955
Noncurrent
Operating	Operating lease liabilities	80,901	89,022
Financing	Other liabilities	30,537	33,473
Total leased liabilities		$146,738	$158,795

The following table provides the lease expenses for the three and six months ended January 31, 2021 and 2020:

		For the three months ended January 31,		For the six months ended January 31,
Leases expense	Classification	2021	2020	2021	2020

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,497	$1,664	$3,280	$3,405
	Operating expense - equipment lease expense	6,513	8,156	12,955	15,763
	Cost of sales - propane and other gas liquids sales	492	324	1,018	713
	General and administrative expense	194	697	476	963
Total operating lease expense		8,696	10,841	17,729	20,844

Short-term expense	Operating expense - personnel, vehicle, plant and other	1,873	2,012	3,905	3,966
	General and administrative expense	123	141	364	251
Total short-term expense		1,996	2,153	4,269	4,217

Variable lease expense	Operating expense - personnel, vehicle, plant and other	798	671	1,544	1,346
	Operating expense - equipment lease expense	349	153	737	886
Total variable lease expense		1,147	824	2,281	2,232

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	2,189	435	4,354	475
Interest on lease liabilities	Interest expense	963	318	1,908	360
Total finance lease expense		3,152	753	6,262	835

Total lease expense (a)		$14,991	$14,571	$30,541	$28,128

(a)	For the three and six months ended January 31, 2021 Ferrellgas, L.P. also recognized $0.1 million and $0.2 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to various Midstream dispositions, and for which Ferrellgas does not anticipate any future economic benefit. For the three and six months ended January 31, 2020 Ferrellgas, L.P. also recognized $0.1 million and $0.2 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to various Midstream dispositions, and for which Ferrellgas does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of January 31, 2021 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2021	$17,114	$7,186	$24,300
2022	28,110	9,851	37,961
2023	35,875	7,851	43,726
2024	19,055	7,262	26,317
2025	13,616	7,273	20,889
Thereafter	21,886	10,892	32,778
Total lease payments	$135,656	$50,315	$185,971
Less: Imputed interest	26,860	12,373	39,233
Present value of lease liabilities	$108,796	$37,942	$146,738

The following table represents the weighted-average remaining lease term and discount rate as of January 31, 2021:

	As of January 31, 2021
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.1	8.3%
Finance leases	5.6	8.7%

Cash flow information is presented below:

	For the six months ended January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$17,546	$21,647

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$1,729	$360
Financing cash flows	$3,460	$320

D.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2021	July 31, 2020
Propane gas and related products	$76,843	$58,733
Appliances, parts and supplies, and other	13,630	13,931
Inventories	$90,473	$72,664

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2021, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 2.7 million gallons of propane at fixed prices.

Prepaid expenses and other current assets consist of the following:

	January 31, 2021	July 31, 2020
Broker margin deposit assets	$19,410	$14,398
Price risk management asset	32,270	2,846
Other	21,426	18,653
Prepaid expenses and other current assets	$73,106	$35,897

Other current liabilities consist of the following:

	January 31, 2021	July 31, 2020
Accrued interest	$34,583	$34,511
Customer deposits and advances	33,144	32,257
Accrued payroll	23,902	18,375
Accrued insurance	11,416	14,796
Other	87,663	48,197
Other current liabilities	$190,708	$148,136

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020
Operating expense - personnel, vehicle, plant and other	$56,723	$64,987	$104,253	$113,002
Depreciation and amortization expense	1,958	2,036	6,481	3,876
Operating expense - equipment lease expense	5,793	7,984	11,676	15,626
	$64,474	$75,007	$122,410	$132,504

Cash and cash equivalents consist of the following:

	January 31, 2021	July 31, 2020
Cash and cash equivalents	$197,528	$237,996
Restricted cash (1)	109,049	95,759
Cash, cash equivalents and restricted cash	$306,577	$333,755

(1)	As of January 31, 2021, the $109.0 million of restricted cash includes $91.5 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.0 million of additional pledged collateral. As of July 31, 2020, the $95.8 million of restricted cash includes $78.2 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, which may be used by the administrative agent to pay contingent obligations arising under the Financing Agreement that governed the Senior Secured Credit Facility, and $6.1 million of additional pledged collateral. For additional discussion see Note F – Debt.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2021	2020
Cash paid for:
Interest	$88,107	$68,430
Income taxes	$290	$1
Non-cash investing and financing activities:
Liability incurred in connection with Financing Agreement amendment	$—	$8,863
Liabilities incurred in connection with acquisitions	$—	$520
Change in accruals for property, plant and equipment additions	$(178)	$268
Lease liabilities arising from operating right-of-use assets	$4,262	$21,606
Lease liabilities arising from finance right-of-use assets	$972	$12,241

E.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2021	July 31, 2020
Accounts receivable pledged as collateral	$200,443	$103,703
Accounts receivable not pledged as collateral (including other reserves)	8,307	(825)
Note receivable	15,148	12,648
Other	37	36
Less: Allowance for expected credit losses	(17,655)	(14,124)
Accounts and notes receivable, net	$206,280	$101,438

At January 31, 2021, $200.4 million of trade accounts receivable were pledged as collateral, but Ferrellgas, L.P. had no outstanding collateralized notes payable due to a commercial paper conduit. At July 31, 2020, $103.7 million of trade accounts receivable were pledged as collateral, but Ferrellgas, L.P. had no outstanding collateralized notes payable due to a commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2021, Ferrellgas, L.P. had received no cash proceeds from trade accounts receivables securitized, with $87.0 million remaining capacity to receive additional proceeds or issue letters of credit. As of July 31, 2020, Ferrellgas, L.P. had received no cash proceeds from trade accounts receivables securitized, with $11.0 million remaining capacity to receive additional proceeds or issue letters of credit.

The agreement governing the accounts receivable securitization facility (the “Purchase Agreement”) requires the operating partnership to maintain a fixed charge coverage ratio of not less than 1.00x and a senior secured leverage ratio of not greater than 3.00x. The operating partnership was in compliance with these financial ratio requirements as of January 31, 2021. However, if at any time the operating partnership is not in compliance with these financial ratio requirements, Ferrellgas, L.P. will be unable to access the facility for working capital or other cash requirements and the facility may be terminated. This facility matures in May 2021 and includes an option, at Ferrellgas, L.P.’s request and consent, for the purchasers in their sole discretion to extend the facility for up to an additional three years.

F.    Debt

Long-term debt

Long-term debt consists of the following:

	January 31, 2021	July 31, 2020
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2023 (2)	500,000	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $605 and $937 at January 31, 2021 and July 31, 2020, respectively (3)	475,605	475,937

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,270 and $3,573 at January 31, 2021 and July 31, 2020, respectively (4)	703,270	703,573

Notes payable
7.7% and 9.4% weighted average interest rate at January 31, 2021 and July 31, 2020, respectively, due 2021 to 2029, net of unamortized discount of $374 and $537 at January 31, 2021 and July 31, 2020, respectively	3,607	4,564
Total debt, excluding unamortized debt issuance and other costs	2,182,482	2,184,074
Unamortized debt issuance and other costs	(30,207)	(35,583)
Less: current portion of long-term debt	501,865	502,095
Long-term debt	$1,650,410	$1,646,396

(1)	During November 2010, Ferrellgas, L.P. issued $500.0 million aggregate principal amount of 6.50% senior notes due 2021.These notes are general unsecured senior obligations of Ferrellgas, L.P. and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of the Ferrellgas, L.P.’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021.These notes are classified as current in the condensed consolidated financial statements.
(2)	During June 2015, Ferrellgas, L.P. issued $500.0 million aggregate principal amount of 6.75% senior notes due 2023. These notes are general unsecured senior obligations of Ferrellgas, L.P. and certain subsidiaries and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P. and such subsidiaries, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of any subsidiary of Ferrellgas, L.P. that is not a guarantor of these notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. The outstanding principal amount is due on June 15, 2023. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to June 15, 2021.
(3)	During fiscal 2014, Ferrellgas, L.P. issued $475.0 million aggregate principal amount of 6.75% senior notes due 2022, $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. These notes are general unsecured senior obligations of Ferrellgas, L.P. and are (i) effectively junior to all existing and future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas, L.P.’s subsidiaries. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on January 15 and July 15 of each year. The outstanding principal amount is due on January 15, 2022.

(4)	During April 2020, Ferrellgas, L.P. issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025, $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. These notes are senior secured obligations of Ferrellgas, L.P. and the guarantors of such notes, including Ferrellgas Partners, the general partners of Ferrellgas, L.P. and certain subsidiaries, and are (i) effectively senior to all existing senior unsecured indebtedness of Ferrellgas, L.P. and the guarantors, to the extent of the value of the assets securing such debt, and (ii) structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas Receivables, LLC, a special purpose subsidiary that does not guarantee the notes. The senior notes bear interest from the date of issuance, payable semiannually in arrears on April 15 and October 15 of each year. The operating partnership would incur prepayment penalties if it were to repay the notes prior to April 15, 2024. The outstanding principal amount is due on April 15, 2025.

The scheduled principal payments on long-term debt are as follows:

Payment due by fiscal year	Scheduled principal payments
2021	$501,000
2022	476,435
2023	500,999
2024	329
2025	700,199
Thereafter	19
Total	$2,178,981

Additionally, see the discussion of the TSA and the Chapter 11 Cases under “Transaction Support Agreement and Chapter 11 Bankruptcy Cases” in Note A – Partnership organization and formation above.

Letters of credit outstanding at January 31, 2021 and July 31, 2020 totaled $138.8 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At January 31, 2021 and July 31, 2020, Ferrellgas, L.P. did not have in place a credit facility providing for the issuance of letters of credit and had $91.5 million and $78.2 million, respectively, of restricted cash pledged as cash collateral for letters of credit outstanding. Additionally, at both January 31, 2021 and July 31, 2020, Ferrellgas, L.P. also issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility.

Financial covenants

The indenture governing the outstanding Ferrellgas Partners Notes due 2020 and the agreements governing the outstanding notes of Ferrellgas, L.P. contain various covenants that limit Ferrellgas Partners’ ability and the ability of specified subsidiaries to, among other things, make restricted payments and incur additional indebtedness. The general partner believes that the most restrictive of these covenants are the restricted payments covenants discussed below.

Similar to the indenture governing the Ferrellgas Partners Notes due 2020, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants, subject to the limited exception described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x , on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of January 31, 2021, the operating partnership’s consolidated fixed charge coverage ratio was 1.67x.

Under the covenants in the indentures governing Ferrellgas, L.P.’s unsecured notes, if the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas, L.P. may still make restricted payments in limited amounts determined under the indentures governing Ferrellgas, L.P.’s unsecured notes. The distributions made by Ferrellgas, L.P. on June 15, 2019 and December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 were made from capacity under this limited exception to the ratio requirement under the indentures governing Ferrellgas, L.P.’s unsecured notes. Under the most restrictive of the indentures governing the operating partnership’s unsecured notes, as of February 1, 2021, the remaining capacity under this limited exception will be reduced significantly, because, as of that date, the operating partnership will no longer be permitted to include the amount of the capital contribution made by Ferrellgas Partners to the operating partnership in January 2017 (from the proceeds of Ferrellgas Partners’ issuance of additional Ferrellgas Partners Notes due 2020 in January 2017, as described above) in the calculation of the amount of restricted payments it is able to make under the exception.

The indenture governing Ferrellgas, L.P.’s senior secured first lien notes due 2025 contains a similar but, in some respects, a different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, Ferrellgas, L.P. generally may not make a restricted payment unless Ferrellgas, L.P.’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether Ferrellgas, L.P.’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of January 31, 2021, Ferrellgas, L.P.’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when Ferrellgas, L.P. does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. This separate exception under the secured notes indenture currently has capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of Ferrellgas, L.P.’s unsecured notes indentures as of January 31, 2021. This capacity under the secured notes indenture, as well as the capacity under the less restrictive of the unsecured notes indentures, will not be reduced as of February 1, 2021 as described above with respect to the capacity under the most restrictive of the unsecured notes indentures; however, the amount of restricted payments the operating partnership may make will be limited by the most restrictive of the unsecured notes indentures for so long as the notes issued under those indentures remain outstanding.

As described above, the Ferrellgas Partners Notes due 2020 matured on June 15, 2020, and the outstanding principal amount of those notes was due to be paid on that date, together with accrued interest to the maturity date. Although Ferrellgas, L.P. has some capacity to make distributions under Ferrellgas, L.P.’s unsecured and secured notes indentures, this capacity will not allow Ferrellgas, L.P. to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on the Ferrellgas Partners Notes due 2020 that was due at the maturity of those notes. Further, as noted above, the remaining capacity of Ferrellgas, L.P. to make distributions to Ferrellgas Partners will be reduced significantly as of February 1, 2021. Additionally, the restrictions in these indentures currently limit, and as of February 1, 2021 will further limit significantly, the ability of Ferrellgas, L.P. to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders. Ferrellgas Partners continues to comply with the restrictive covenants with respect to the $357.0 million aggregate principal amount of Ferrellgas Partners Notes due June 15, 2020 as Ferrellgas Partners continues to negotiate with the Forbearing Noteholders.

Debt and interest expense reduction strategy

Ferrellgas, L.P. continues to pursue a strategy to reduce its debt and interest expense. Currently, these efforts are focused on consummation of the transactions contemplated by the TSA and the Plan. See “Transaction Support Agreement and Chapter 11 Bankruptcy Cases” in Note A – Partnership organization and formation above. Other opportunities include the generation of additional cash flows through accretive acquisitions, restructuring or refinancing of existing indebtedness other than pursuant to the TSA Transactions, maintaining the suspension of Ferrellgas Partners’ common unit distributions, issuing equity or executing one or more debt exchanges. Ferrellgas, L.P. expects to maintain its debt and interest expense reduction strategy until the consolidated leverage ratio reaches a level that it deems appropriate for its business. Ferrellgas, L.P. engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities.

There is no assurance that the transactions contemplated by the TSA will be consummated or that Ferrellgas otherwise will be successful in pursuing its debt and interest expense reduction strategy.

G.    Partners’ deficit

Partnership distributions

Ferrellgas, L.P. has recognized the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020
Ferrellgas Partners	$—	$15,396	$—	$15,496
General partner	—	157	—	158

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2021 and 2020.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2021, the general partner made non-cash contributions of zero to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the six months ended January 31, 2020, the general partner made non-cash contributions of $14.0 to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

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

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020
Retail - Sales to End Users	$378,350	$374,069	$552,995	$554,486
Wholesale - Sales to Resellers	138,730	105,055	241,342	187,759
Other Gas Sales	11,354	6,123	15,146	16,387
Other	25,126	25,586	44,971	45,415
Propane and related equipment revenues	$553,560	$510,833	$854,454	$804,047

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

The following table presents the opening and closing balances of Ferrellgas, L.P.’s receivables, contract assets, and contract liabilities:

	January 31, 2021	July 31, 2020
Accounts receivable	$214,288	$108,483
Contract assets	$9,647	$7,079
Contract liabilities
Deferred revenue (1)	$44,801	$42,911

(1)	Of the beginning balance of deferred revenue, $24.7 million was recognized as revenue during the six months ended January 31, 2021.

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

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2021 and July 31, 2020:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$34,433	$—	$34,433
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(313)	$—	$(313)

July 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,112	$—	$3,112
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,425)	$—	$(5,425)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2021 and July 31, 2020, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $2,236.9 million and $2,054.4 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas, L.P.’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2021 and 2020, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s condensed consolidated balance sheets as of January 31, 2021 and July 31, 2020:

	Final	January 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2022
Commodity derivatives-propane		Prepaid expenses and other current assets	$32,270	Other current liabilities	$209
Commodity derivatives-propane		Other assets, net	2,163	Other liabilities	104
		Total	$34,433	Total	$313

	Final	July 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$2,846	Other current liabilities	$5,029
Commodity derivatives-propane		Other assets, net	266	Other liabilities	396
		Total	$3,112	Total	$5,425

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2021 and July 31, 2020, respectively:

	January 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$19,410	Other current liabilities	$39,774
	Other assets, net	1,447	Other liabilities	2,095
		$20,857		$41,869

	July 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,398	Other current liabilities	$510
	Other assets, net	1,433	Other liabilities	—
		$15,831		$510

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2021 and 2020 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2021
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$36,957	Cost of product sold- propane and other gas liquids sales	$8,441	$—
	$36,957		$8,441	$—

	For the three months ended January 31, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(11,212)	Cost of product sold- propane and other gas liquids sales	$(8,766)	$—
	$(11,212)		$(8,766)	$—

	For the six months ended January 31, 2021
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$42,724	Cost of sales-propane and other gas liquids sales	$6,291	$—
	$42,724		$6,291	$—

	For the six months ended January 31, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(24,839)	Cost of sales-propane and other gas liquids sales	$(16,245)	$—
	$(24,839)		$(16,245)	$—

The changes in derivatives included in AOCI for the six months ended January 31, 2021 and 2020 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2021	2020
Beginning balance	$(2,313)	$(14,756)
Change in value of risk management commodity derivatives	42,724	(24,839)
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(6,291)	16,245
Ending balance	$34,120	$(23,350)

Ferrellgas, L.P. expects to reclassify net gains of approximately $32.1 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the six months ended January 31, 2021 and 2020, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2021, Ferrellgas, L.P. had financial derivative contracts covering 3.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2021, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2021.

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

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020
Operating expense	$70,655	$73,084	$131,635	$136,555

General and administrative expense	$10,375	$7,476	$17,094	$13,963

See additional discussions about transactions with the general partner and related parties in Note G – Partners’ deficit.

Term loan credit agreement with Ferrellgas Partners, L.P.

On January 8, 2021, Ferrellgas, L.P. entered into a term loan credit agreement with Ferrellgas Partners, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. Interest income totaled $0.3 million and is classified in the “Other income (expense), net” line item on the condensed consolidated statements of operations.

L.    Contingencies and commitments

Litigation

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and, prior to the sales of midstream operations during the fiscal year ended July 31, 2018, crude oil. As a result, at any given time, Ferrellgas, L.P. can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	As of January 31, 2021
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$300,436	$1	$—	$6,140	$—	$306,577
Accounts and notes receivable, net	5,837	—	—	200,443	—	206,280
Intercompany receivables	169,668	—	—	—	(169,668)	—
Inventories	90,473	—	—	—	—	90,473
Prepaid expenses and other current assets	73,106	—	—	—	—	73,106
Total current assets	639,520	1	—	206,583	(169,668)	676,436

Property, plant and equipment, net	587,870	—	—	—	—	587,870
Goodwill, net	246,946	—	—	—	—	246,946
Intangible assets, net	99,644	—	—	—	—	99,644
Investments in consolidated subsidiaries	39,143	—	—	—	(39,143)	—
Operating lease right-of-use assets	97,249	—	—	—	—	97,249
Loan receivable - Ferrellgas Partners, L.P.	20,151	—	—	—	—	20,151
Other assets, net	88,784	—	2,255	120	—	91,159
Total assets	$1,819,307	$1	$2,255	$206,703	$(208,811)	$1,819,455

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$79,224	$—	$—	$—	$—	$79,224
Intercompany payables	—	—	—	169,668	(169,668)	—
Current portion of long-term debt	501,865	—	—	—	—	501,865
Current operating lease liabilities	27,895	—	—	—	—	27,895
Other current liabilities	190,560	—	(3)	151	—	190,708
Total current liabilities	799,544	—	(3)	169,819	(169,668)	799,692

Long-term debt	1,650,410	—	—	—	—	1,650,410
Operating lease liabilities	80,901	—	—	—	—	80,901
Other liabilities	49,541	—	—	—	—	49,541

Partners' capital (deficit):
Partners' equity	(795,209)	1	2,258	36,884	(39,143)	(795,209)
Accumulated other comprehensive income	34,120	—	—	—	—	34,120
Total partners' capital (deficit)	(761,089)	1	2,258	36,884	(39,143)	(761,089)
Total liabilities and partners' capital (deficit)	$1,819,307	$1	$2,255	$206,703	$(208,811)	$1,819,455

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended January 31, 2021
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$528,434	$—	$—	$—	$—	$528,434
Other	25,126	—	—	—	—	25,126
Total revenues	553,560	—	—	—	—	553,560

Costs and expenses:
Cost of sales - propane and other gas liquids sales	270,777	—	—	—	—	270,777
Cost of sales - other	3,504	—	—	—	—	3,504
Operating expense - personnel, vehicle, plant and other	115,247	—	—	2,437	(2,437)	115,247
Operating expense - equipment lease expense	6,862	—	—	—	—	6,862
Depreciation and amortization expense	21,249	—	—	—	—	21,249
General and administrative expense	20,254	—	—	—	—	20,254
Non-cash employee stock ownership plan compensation charge	762	—	—	—	—	762
Loss on asset sales and disposals	80	—	—	—	—	80

Operating income (loss)	114,825	—	—	(2,437)	2,437	114,825

Interest expense	(45,958)	—	—	(564)	—	(46,522)
Other income (expense), net	3,774	—	(15)	1,614	(1,614)	3,759

Earnings (loss) before income taxes	72,641	—	(15)	(1,387)	823	72,062

Income tax expense	312	—	—	—	—	312
Equity in earnings (loss) of subsidiaries	(1,402)	—	—	—	1,402	—

Net earnings (loss)	70,927	—	(15)	(1,387)	2,225	71,750

Other comprehensive income	28,516	—	—	—	—	28,516

Comprehensive income (loss)	$99,443	$—	$(15)	$(1,387)	$2,225	$100,266

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the three months ended January 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$485,247	$—	$—	$—	$—	$485,247
Other	25,586	—	—	—	—	25,586
Total revenues	510,833	—	—	—	—	510,833

Costs and expenses:
Cost of sales - propane and other gas liquids sales	237,843	—	—	—	—	237,843
Cost of sales - other	3,353	—	—	—	—	3,353
Operating expense - personnel, vehicle, plant and other	128,233	—	—	1,050	(1,050)	128,233
Operating expense - equipment lease expense	8,261	—	—	—	—	8,261
Depreciation and amortization expense	19,684	—	—	111	—	19,795
General and administrative expense	14,082	3	—	—	—	14,085
Non-cash employee stock ownership plan compensation charge	630	—	—	—	—	630
Loss on asset sales and disposals	2,148	—	—	—	—	2,148

Operating income (loss)	96,599	(3)	—	(1,161)	1,050	96,485

Interest expense	(37,778)	—	—	(912)	—	(38,690)
Other income (expense), net	76	—	—	1,882	(1,882)	76

Earnings (loss) before income taxes	58,897	(3)	—	(191)	(832)	57,871

Income tax expense	115	—	—	—	—	115
Equity in earnings (loss) of subsidiary	(194)	—	—	—	194	—

Net earnings (loss)	58,588	(3)	—	(191)	(638)	57,756

Other comprehensive loss	(2,555)	—	—	—	—	(2,555)

Comprehensive income (loss)	$56,033	$(3)	$—	$(191)	$(638)	$55,201

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the six months ended January 31, 2021
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$809,483	$—	$—	$—	$—	$809,483
Other	44,971	—	—	—	—	44,971
Total revenues	854,454	—	—	—	—	854,454

Costs and expenses:
Cost of sales - propane and other gas liquids sales	408,404	—	—	—	—	408,404
Cost of sales - other	7,171	—	—	—	—	7,171
Operating expense - personnel, vehicle, plant and other	224,274	—	—	3,174	(3,174)	224,274
Operating expense - equipment lease expense	13,692	—	—	—	—	13,692
Depreciation and amortization expense	42,639	—	—	—	—	42,639
General and administrative expense	33,328	2	—	—	—	33,330
Non-cash employee stock ownership plan compensation charge	1,470	—	—	—	—	1,470
Loss on asset sales and disposals	893	—	—	—	—	893

Operating income (loss)	122,583	(2)	—	(3,174)	3,174	122,581

Interest expense	(91,859)	—	—	(1,191)	—	(93,050)
Other income (expense), net	3,903	—	(36)	3,293	(3,293)	3,867

Earnings (loss) before income taxes	34,627	(2)	(36)	(1,072)	(119)	33,398

Income tax expense	399	—	—	—	—	399
Equity in earnings (loss) of subsidiary	(1,110)	—	—	—	1,110	—

Net earnings (loss)	33,118	(2)	(36)	(1,072)	991	32,999

Other comprehensive loss	36,433	—	—	—	—	36,433

Comprehensive income (loss)	$69,551	$(2)	$(36)	$(1,072)	$991	$69,432

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	For the six months ended January 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Propane and other gas liquids sales	$758,632	$—	$—	$—	$—	$758,632
Other	45,415	—	—	—	—	45,415
Total revenues	804,047	—	—	—	—	804,047

Costs and expenses:
Cost of sales - propane and other gas liquids sales	371,871	—	—	—	—	371,871
Cost of sales - other	7,034	—	—	—	—	7,034
Operating expense - personnel, vehicle, plant and other	242,776	—	—	1,935	(1,935)	242,776
Operating expense - equipment lease expense	16,649	—	—	—	—	16,649
Depreciation and amortization expense	38,791	—	—	223	—	39,014
General and administrative expense	23,777	4	—	—	—	23,781
Non-cash employee stock ownership plan compensation charge	1,425	—	—	—	—	1,425
Loss on asset sales and disposals	4,383	—	—	—	—	4,383

Operating income (loss)	97,341	(4)	—	(2,158)	1,935	97,114

Interest expense	(73,469)	—	—	(2,098)	—	(75,567)
Other income (expense), net	(56)	—	—	2,602	(2,602)	(56)

Earnings (loss) before income taxes	23,816	(4)	—	(1,654)	(667)	21,491

Income tax expense	633	—	—	—	—	633
Equity in earnings (loss) of subsidiaries	(1,658)	—	—	—	1,658	—

Net earnings (loss)	21,525	(4)	—	(1,654)	991	20,858

Other comprehensive loss	(8,703)	—	—	—	—	(8,703)

Comprehensive income (loss)	$12,822	$(4)	$—	$(1,654)	$991	$12,155

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended January 31, 2021
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$44,691	$(6)	$(9)	$(4,856)	$4,631	$44,451

Cash flows from investing activities:
Capital expenditures	(35,333)	—	—	—	—	(35,333)
Proceeds from sale of assets	3,144	—	—	—	—	3,144
Cash collected for purchase of interest in accounts receivable	—	—	—	422,498	(422,498)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(417,867)	417,867	—
Intercompany loan to affiliate	(4,870)				4,870
Other - Loan to MLP	(19,900)	—	—	—	—	(19,900)
Net cash provided by (used in) investing activities	(56,959)	—	—	4,631	239	(52,089)

Cash flows from financing activities:
Payments on long-term debt	(1,120)	—	—	—	—	(1,120)
Net changes in advances with consolidated entities	—	6	9	4,855	(4,870)	—
Cash payments for principal portion of finance lease liability	(3,460)	—	—	—	—	(3,460)
Cash paid for financing costs and other	(14,960)	—	—	—	—	(14,960)
Net cash provided by (used in) financing activities	(19,540)	6	9	4,855	(4,870)	(19,540)

Net change in cash and cash equivalents	(31,808)	—	—	4,630	—	(27,178)
Cash and cash equivalents - beginning of year	332,244	1	—	1,510	—	333,755
Cash, cash equivalents and restricted cash - end of year	$300,436	$1	$—	$6,140	$—	$306,577

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended January 31, 2020
	Ferrellgas, L.P.	Ferrellgas
	(Parent and	Finance Corp.	Guarantor	Non-Guarantor
	Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$80,433	$(4)	$512	$(5,941)	$(59,000)	$16,000

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,400)	—	—	—	—	(6,400)
Capital expenditures	(33,422)	—	—	—	—	(33,422)
Proceeds from sale of assets	1,659	—	—	—	—	1,659
Cash collected for purchase of interest in accounts receivable	—	—	—	416,325	(416,325)	—
Cash remitted to Ferrellgas, L.P. for accounts receivable	—	—	—	(475,325)	475,325	—
Intercompany loan to affiliate	(5,433)	—	—	—	5,433	—
Cash payment to construct assets in connection with future lease transactions	(30,307)	—	—	—	—	(30,307)
Cash receipts in connection with leased vehicles	19,929	—	—	—	—	19,929
Net cash provided by (used in) investing activities	(53,974)	—	—	(59,000)	64,433	(48,541)

Cash flows from financing activities:
Distributions	(15,654)	—	—	—	—	(15,654)
Reductions in long-term debt	(972)	—	—	—	—	(972)
Net reductions to short-term borrowings	(3,000)	—	—	—	—	(3,000)
Net additions to collateralized short-term borrowings	—	—	—	59,000	—	59,000
Net changes in advances with consolidated entries	—	4	(512)	5,941	(5,433)	—
Cash paid for financing costs and other	(4,236)	—	—	—	—	(4,236)
Net cash provided by (used in) financing activities	(23,862)	4	(512)	64,941	(5,433)	35,138

Net change in cash and cash equivalents	2,597	—	—	—	—	2,597
Cash and cash equivalents - beginning of year	11,045	1	—	—	—	11,046
Cash and cash equivalents - end of year	$13,642	$1	$—	$—	$—	$13,643

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

As previously disclosed, on January 11, 2021 Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Chapter 11 Cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On March 5, 2021, the Bankruptcy Court entered an order confirming the Plan. The effectiveness of the Plan is conditioned on certain requirements such as the operating partnership completing its refinancing. There is no assurance that the Plan will become effective or that the TSA Transactions will be consummated, and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain.

For more information, refer to the discussion of the TSA and the Chapter 11 Cases under “Transaction Support Agreement and Chapter 11 Bankruptcy Cases” in Note A – Partnership organization and formation above.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2021	July 31, 2020
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	5,250	1,500
Total assets	$6,350	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	89,740	84,187
Accumulated deficit	(84,390)	(82,587)
Total stockholder's equity	$6,350	$2,600

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2021	2020	2021	2020
General and administrative expense	$250	$2,888	$1,803	$3,906

Net loss	$(250)	$(2,888)	$(1,803)	$(3,906)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,803)	$(3,906)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,750)	3
Cash used in operating activities	(5,553)	(3,903)

Cash flows from financing activities:
Capital contribution	5,553	3,903
Cash provided by financing activities	5,553	3,903

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

(unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    Formation

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003, and is a wholly-owned subsidiary of Ferrellgas, L.P. (the “operating partnership”).

The operating partnership contributed $1,000 to the Finance Corp. on January 24, 2003 in exchange for 1,000 shares of common stock.

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B – Contingencies and commitments, the Finance Corp serves as co-issuer and co-obligor for debt securities of the operating partnership. The operating partnership has outstanding $500.0 million principal amount of unsecured notes due May 1, 2021, that are classified as current in the operating partnership’s condensed consolidated financial statements. This obligation is only reported on the operating partnership’s condensed consolidated balance sheet. The ability of the operating partnership to restructure, refinance or otherwise satisfy these notes is uncertain. Additionally, the Finance Corp. does not have sufficient cash reserves or the ability to generate sufficient future cash flows to satisfy its obligations as co-obligor of the debt securities of the operating partnership. Given these concerns, we believe there is substantial doubt about the Finance Corp.’s ability to continue as a going concern. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities.

Transaction Support Agreement and Chapter 11 Bankruptcy Cases

On December 10, 2020, Ferrellgas Partners, Ferrellgas Partners Finance Corp., the operating partnership, the Finance Corp., Ferrellgas, Inc., Ferrellgas GP II, LLC, Ferrellgas GP III, LLC and certain of their affiliates (collectively, the “Ferrellgas Parties”) entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims (collectively, the “Consenting Noteholders”) arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes due 2020.

The TSA sets forth (i) a restructuring process to satisfy the obligations of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under the Ferrellgas Partners Notes due 2020 (the “Ferrellgas Partners Transactions”), which would be effectuated through pre-packaged voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) to be filed by only Ferrellgas Partners and Ferrellgas Partners Finance Corp. and the confirmation of a pre-packaged joint plan of reorganization for Ferrellgas Partners and Ferrellgas Partners Finance Corp. (the “Plan”), and (ii) a refinancing process of the operating partnership and the Finance Corp., including but not limited to, replacement of the operating partnership’s and the Finance Corp.’s existing unsecured notes due 2021, 2022 and 2023 (the “operating partnership Transactions” and, together with the Ferrellgas Partners Transactions, the “TSA Transactions”), which would be consummated on the effective date (the “Effective Date”) of the Plan implementing the Ferrellgas Partners Transactions and would close simultaneously with the Ferrellgas Partners Transactions effectuated under the Plan.

Generally, the TSA contemplates, among other things, the TSA Transactions and certain changes to the capital structure and governance of the Ferrellgas Parties as described in more detail in the TSA.

Pursuant to the TSA, and subject to the terms and conditions thereof, the parties thereto agreed to support, act in good faith and take all steps reasonably necessary and desirable to implement and consummate the TSA Transactions until the TSA Transactions are consummated or the TSA is terminated. The Consenting Noteholders agreed, among other things, (i) to forbear from taking actions with respect to any default or event of default by the Ferrellgas Parties under the indenture governing the Ferrellgas Partners Notes due 2020 which arises solely as a result of the failure to make payments of the principal due on the Ferrellgas Partners Notes due 2020, and (ii) to vote in favor of any matter requiring approval to the extent necessary to implement the TSA Transactions and the Plan.

The TSA contains certain milestones relating to the commencement of the solicitation of acceptances of the Plan (the “Solicitation”) from holders of the Ferrellgas Partners Notes due 2020 and holders of Ferrellgas Partners’ common units, the refinancing process and the Chapter 11 Cases, which include the dates by which Ferrellgas Partners was required to commence the Solicitation and, thereafter, commence the Chapter 11 Cases or obtain certain approval orders of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, the milestones include the obligation of Ferrellgas Partners and the Finance Corp. to emerge from chapter 11 protection no later than April 4, 2021, unless that deadline is extended pursuant to the terms of the TSA.

The TSA also provides that the TSA may be terminated by the Required Consenting Noteholders (as defined therein) with respect to the Consenting Noteholders or by any Ferrellgas Party with respect to the Ferrellgas Parties upon the occurrence of certain events set forth therein. In particular, the Ferrellgas Parties may terminate the TSA in the event the governing body of any Ferrellgas Party determines, after consulting with counsel, (i) that continuing to pursue any of the TSA Transactions in the manner contemplated by the TSA would be inconsistent with the exercise of its contractual or fiduciary duties or applicable law or (ii) in the exercise of its contractual or fiduciary duties, to pursue an alternative transaction proposal.

Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Solicitation on December 21, 2020 and by January 22, 2021 received sufficient votes from the requisite holders of the Ferrellgas Partners Notes due 2020 and the requisite holders of Ferrellgas Partners’ common units to obtain approval of the Plan from the Bankruptcy Court. Subject to any changes, the Solicitation process is complete. The Plan remains subject to the approval of the Bankruptcy Court.

On January 11, 2021, Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Chapter 11 Cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021. Following the filing of the Chapter 11 Cases, Ferrellgas Partners and Ferrellgas Partners Finance Corp. have continued, and plan to continue, to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court.

There is no assurance that the Plan will be approved by the Bankruptcy Court or that the TSA Transactions will be consummated, and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. The Finance Corp. is liable as co-issuer and co-obligor for (i) the $500 million aggregate principal amount of the operating partnership’s unsecured senior notes due 2021, (ii) the $475 million aggregate principal amount of the operating partnership’s unsecured senior notes due 2022, and (iii) the $500 million aggregate principal amount of the operating partnership’s unsecured senior notes due 2023, which obligations are only reported on the operating partnership’s condensed consolidated balance sheet.

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

As previously disclosed on January 11, 2021 Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Chapter 11 Cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On March 5, 2021, the Bankruptcy Court entered an order confirming the Plan. The effectiveness of the Plan is conditioned on certain requirements such as the operating partnership completing its refinancing. There is no assurance that the Plan will become effective or that the TSA Transactions will be consummated, and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain.

For more information, refer to the discussion of the TSA and the Chapter 11 Cases under “Transaction Support Agreement and Chapter 11 Bankruptcy Cases” in Note A –Formation above.

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

In this Item 2 of the Quarterly Report on Form 10-Q, unless the context indicates otherwise:

●	“us,” “we,” “our,” “ours,” “consolidated,” or "Ferrellgas" are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” (i) with respect to Ferrellgas Partners refers to Ferrellgas, Inc. and (ii) with respect to the operating partnership refers to (a) Ferrellgas, Inc., in the case of any economic general partner interest and (b) Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, collectively, in the case of any voting general partner interest;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder or sole member, as applicable, of our general partners;
●	“unitholders” refers to holders of common units of Ferrellgas Partners;
●	"GAAP" refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail - Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale - Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Ferrellgas Partners Notes” refers to the $357.0 million aggregate principal amount of 8.625% unsecured senior notes due June 15, 2020 co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.;
●	“Notes” refers to the notes of the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable; and

●	“fiscal 2021” means the fiscal year ended July 31, 2021 and “fiscal 2020” means the fiscal year ended July 31, 2020.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists two material differences between Ferrellgas Partners and the operating partnership:

●	Ferrellgas Partners has outstanding $357.0 million aggregate principal amount of the Ferrellgas Partners Notes, and, accordingly, has interest expense that the operating partnership does not have. Ferrellgas Partners’ access to liquidity is dependent on distributions from the operating partnership. See the statements of operations in their respective condensed consolidated financial statements.
●	Ferrellgas Partners, L.P. entered into a term loan credit agreement with Ferrellgas, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

●	the effect of weather conditions on the demand for propane;
●	the prices of wholesale propane, motor fuel and crude oil;
●	disruptions to the supply of propane;
●	competition from other industry participants and other energy sources;
●	energy efficiency and technology advances;
●	adverse changes in our relationships with our national tank exchange customers;
●	significant delays in the collection of accounts or notes receivable;
●	customer, counterparty, supplier or vendor defaults;
●	changes in demand for, and production of, hydrocarbon products;
●	disruptions to railroad operations on the railroads we use;
●	increased trucking and rail regulations;
●	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
●	our inability to complete acquisitions or to successfully integrate acquired operations;
●	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
●	the impact of pending and future legal proceedings;
●	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;
●	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
●	economic and political instability, particularly in areas of the world tied to the energy industry;
●	disruptions in the capital and credit markets;
●	access to available capital to meet our operating and debt-service requirements;
●	our ability to consummate the transactions contemplated by the Transaction Support Agreement described under “—Recent Developments—Transaction Support Agreement and Chapter 11 Bankruptcy Cases” below or otherwise address the past maturity of the Ferrellgas Partners Notes and upcoming maturities of other debt instruments and successfully execute on our debt and interest expense reduction strategy; and
●	the impact of the inclusion of an “emphasis of matter” paragraph regarding substantial doubt as to our ability to continue as a going concern in the report of our auditor on our consolidated financial statements for fiscal 2020.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2020 and in “Item 1A Risk Factors” of this Quarterly Report on Form 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

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

Transaction Support Agreement and Chapter 11 Bankruptcy Cases

On December 10, 2020, Ferrellgas Partners, Ferrellgas Partners Finance Corp., the operating partnership, Ferrellgas, Inc., Ferrellgas GP II, LLC, Ferrellgas GP III, LLC and certain of their affiliates (collectively, the “Ferrellgas Parties”) entered into a Transaction Support Agreement (the “TSA”) with certain holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that hold, claims (collectively, the “Consenting Noteholders”) arising under, derived from or based upon the indenture governing the Ferrellgas Partners Notes.

The TSA sets forth (i) a restructuring process to satisfy the obligations of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under the Ferrellgas Partners Notes (the “Ferrellgas Partners Transactions”), which would be effectuated through pre-packaged voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) to be filed by only Ferrellgas Partners and Ferrellgas Partners Finance Corp. and the confirmation of a pre-packaged joint plan of reorganization for Ferrellgas Partners and Ferrellgas Partners Finance Corp. (the “Plan”), and (ii) a refinancing process of the operating partnership, including but not limited to, replacement of the operating partnership’s existing unsecured notes due 2021, 2022 and 2023 (the “operating partnership Transactions” and, together with the Ferrellgas Partners Transactions, the “TSA Transactions”), which would be consummated on the effective date (the “Effective Date”) of the Plan implementing the Ferrellgas Partners Transactions and would close simultaneously with the Ferrellgas Partners Transactions effectuated under the Plan.

Generally, the TSA contemplates, among other things, the TSA Transactions and certain changes to the capital structure and governance of the Ferrellgas Parties as described in more detail in the TSA.

Pursuant to the TSA, and subject to the terms and conditions thereof, the parties thereto agreed to support, act in good faith and take all steps reasonably necessary and desirable to implement and consummate the TSA Transactions until the TSA Transactions are consummated or the TSA is terminated. The Consenting Noteholders agreed, among other things, (i) to forbear from taking actions with respect to any default or event of default by the Ferrellgas Parties under the indenture governing the Ferrellgas Partners Notes which arises solely as a result of the failure to make payments of the principal due on the Ferrellgas Partners Notes, and (ii) to vote in favor of any matter requiring approval to the extent necessary to implement the TSA Transactions and the Plan.

The TSA contains certain milestones relating to the commencement of the solicitation of acceptances of the Plan (the “Solicitation”) from holders of the Ferrellgas Partners Notes and holders of Ferrellgas Partners’ common units, the refinancing process and the Chapter 11 Cases, which include the dates by which Ferrellgas Partners was required to commence the Solicitation and, thereafter, commence the Chapter 11 Cases or obtain certain approval orders of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, the milestones include the obligation of Ferrellgas Partners and Ferrellgas Partners Finance Corp. to emerge from chapter 11 protection no later than April 4, 2021, unless that deadline is extended pursuant to the terms of the TSA.

The TSA also provides that the TSA may be terminated by the Required Consenting Noteholders (as defined therein) with respect to the Consenting Noteholders or by any Ferrellgas Party with respect to the Ferrellgas Parties upon the occurrence of certain events set forth therein. In particular, the Ferrellgas Parties may terminate the TSA in the event the governing body of any Ferrellgas Party determines, after consulting with counsel, (i) that continuing to pursue any of the TSA Transactions in the manner contemplated by the TSA would be inconsistent with the exercise of its contractual or fiduciary duties or applicable law or (ii) in the exercise of its contractual or fiduciary duties, to pursue an alternative transaction proposal.

Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Solicitation on December 21, 2020 and by January 22, 2021 received sufficient votes from the requisite holders of the Ferrellgas Partners Notes and the requisite holders of Ferrellgas Partners’ common units to obtain approval of the Plan from the Bankruptcy Court. Subject to any changes, the Solicitation process is complete.

On January 11, 2021, Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Chapter 11 Cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021. Following the filing of the Chapter 11 Cases, Ferrellgas Partners and Ferrellgas Partners Finance Corp. have continued, and plan to continue, to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court.

On March 1, 2021, the Company entered into a commitment letter with an investment firm pursuant to which the investment firm (on behalf of certain affiliated funds, investment vehicles and managed accounts) committed to purchase an aggregate amount of $700 million of the New Senior Preferred Units (as defined in the TSA).

On March 5, 2021, the Bankruptcy Court entered an order confirming the Plan. The effectiveness of the Plan is conditioned on certain requirements such as the operating partnership completing its refinancing. There is no assurance that the Plan will become effective or that the TSA Transactions will be consummated, and the outcome of Ferrellgas’ debt reduction strategy continues to remain uncertain.

Financial covenants

The indenture governing the Ferrellgas Partners Notes and the agreements governing the operating partnership’s indebtedness contain various covenants that limit our ability to, among other things, make restricted payments and incur additional indebtedness. Our general partner believes that the most restrictive of these covenants are the restricted payments covenants discussed below.

Ferrellgas Partners, L.P., the master limited partnership

Following the failure to repay the Ferrellgas Partners Notes when due at maturity, Ferrellgas Partners has continued to comply with the restrictive covenants set forth in the indenture governing those notes as it continues its efforts to address the Ferrellgas Partners Notes, reduce existing indebtedness and address its other debt maturities.

The indenture governing the $357.0 million aggregate principal amount of Ferrellgas Partners Notes due 2020 contains a covenant that restricts the ability of Ferrellgas Partners to make certain restricted payments, including distributions on its common units. Under this covenant, subject to the limited exception described below, Ferrellgas Partners may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indenture generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of January 31, 2021, Ferrellgas Partners’ consolidated fixed charge coverage ratio was 1.44x.

If the consolidated fixed charge coverage ratio is below 1.75x, Ferrellgas Partners may make restricted payments of up to $50.0 million in total over a sixteen quarter period. As a result of distributions paid to common unitholders in September 2017, December 2017, March 2018, June 2018 and September 2018, while this ratio was less than 1.75x, Ferrellgas Partners has used substantially all of its capacity under the limited exception and therefore is currently restricted by this covenant from making future restricted payments, including distributions to common unitholders. Further, regardless of whether Ferrellgas Partners had any capacity to make restricted payments under the limited exception, the indenture governing the Ferrellgas Partners Notes generally prohibits Ferrellgas Partners from making restricted payments if a default or event of default under the indenture has occurred and is continuing, and the failure to repay the principal amount of and accrued interest on these notes at maturity constitutes an event of default. Accordingly, no distributions have been or will be paid to common unitholders for the three months ended January 31, 2021, and the general partner expects that this covenant will continue to prohibit Ferrellgas Partners from making common unit distributions, unless and until the Ferrellgas Partners Notes are restructured, refinanced or otherwise satisfied, pursuant to the transactions contemplated by the TSA and the Plan or otherwise. See “—Debt and interest expense reduction strategy” below.

Ferrellgas, L.P., the operating partnership

Similar to the indenture governing the Ferrellgas Partners Notes, the indentures governing the outstanding notes of the operating partnership contain covenants that restrict the ability of the operating partnership to make certain restricted payments, including distributions to Ferrellgas Partners.  Under these covenants in the indentures, subject to the limited exceptions described below, the operating partnership may not make a restricted payment unless its consolidated fixed charge coverage ratio (defined in the indentures generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated interest expense, both as adjusted for certain, specified items) is at least 1.75x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. As of January 31, 2021, the operating partnership’s consolidated fixed charge coverage ratio was 1.67x.

Under the covenants in the indentures governing the operating partnership’s unsecured notes, if the consolidated fixed charge coverage ratio is below 1.75x, the operating partnership may still make restricted payments in limited amounts determined under the indentures governing the operating partnership’s unsecured notes. The distributions made by the operating partnership on June 15, 2019 and December 15, 2019 for payment of interest on Ferrellgas Partners’ unsecured senior notes due June 2020 were made from capacity under this limited exception to the ratio requirement under the indentures governing the operating partnership’s unsecured notes. Under the most restrictive of the indentures governing the operating partnership’s unsecured notes, as of February 1, 2021, the remaining capacity under this limited exception was reduced significantly, because, as of that date, the operating partnership was no longer permitted to include the amount of the capital contribution made by Ferrellgas Partners to the operating partnership in January 2017 (from the proceeds of Ferrellgas Partners’ issuance of additional Ferrellgas Partners Notes in January 2017, as described above) in the calculation of the amount of restricted payments it is able to make under the exception.

The indenture governing the operating partnership’s senior secured first lien notes due 2025 contains a similar but, in some respects, different restricted payments covenant. The covenant in the secured notes indenture provides for the same 1.75x consolidated fixed charge coverage ratio test as the unsecured notes indentures and a limited exception when that ratio is below 1.75x. In addition, the secured notes indenture also provides that, subject to a separate limited exception, described below, the operating partnership generally may not make a restricted payment unless the operating partnership’s consolidated leverage ratio (defined in the secured notes indenture generally to mean the ratio of consolidated total debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is no greater than 5.5x, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. The consolidated leverage ratio test applies regardless of whether the operating partnership’s consolidated fixed coverage ratio is at least 1.75x or below 1.75x. As of January 31, 2021, the operating partnership’s consolidated leverage ratio was substantially in excess of 5.5x. Additionally, the secured notes indenture provides for restricted payments under its limited exception to the consolidated fixed charge coverage ratio test that is less than the capacity available under the similar exception in the unsecured notes indentures. However, the secured notes indenture contains a separate exception to both the consolidated fixed charge coverage ratio test and the consolidated leverage ratio test that can be utilized to make certain specified restricted payments in a limited amount when the operating partnership does not meet either the consolidated fixed charge coverage ratio test or the consolidated leverage ratio test. As of January 31, 2021, this separate exception under the secured notes indenture had capacity for such specified restricted payments that is substantially the same as the capacity under the most restrictive of the operating partnership’s unsecured notes indentures as of January 31, 2021. This capacity under the secured notes indenture, as well as the capacity under the less restrictive of the unsecured notes indentures, was not reduced as of February 1, 2021 as described above with respect to the capacity under the most restrictive of the unsecured notes indentures; however, the amount of restricted payments the operating partnership may make is limited by the most restrictive of the unsecured notes indentures for so long as the notes issued under those indentures remain outstanding.

As described above, the Ferrellgas Partners Notes matured on June 15, 2020, and the outstanding principal amount of those notes was due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some capacity to make distributions under the operating partnership’s unsecured and secured notes indentures, this capacity will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on the Ferrellgas Partners Notes that was due at the maturity of those notes. Further, as noted above, the remaining capacity of the operating partnership to make distributions to Ferrellgas Partners was reduced significantly as of February 1, 2021. Additionally, the restrictions in these indentures had already limited, and as of February 1, 2021 significantly further limited, the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Debt and interest expense reduction strategy

We continue to pursue a strategy to reduce its debt and interest expense. Currently, these efforts are focused on consummation of the transactions contemplated by the TSA and the Plan. See “—Transaction Support Agreement and Chapter 11 Bankruptcy Cases” above. Other opportunities include the generation of additional cash flows through accretive acquisitions, restructuring or refinancing of existing indebtedness other than pursuant to the TSA Transactions, maintaining the suspension of our common unit distributions, issuing equity or executing one or more debt exchanges. We expect to maintain its debt and interest expense reduction strategy until our consolidated leverage ratio reaches a level that it deems appropriate for our business. We engaged Moelis & Company LLC as our financial advisor and the law firm of Squire Patton Boggs LLP to assist in our ongoing process to reduce existing debt and address our debt maturities.

There is no assurance that the transactions contemplated by the TSA will be consummated or that we otherwise will be successful in pursuing its debt and interest expense reduction strategy.

Distributions

As discussed above, no distributions will be paid to common unitholders for the three months ended January 31, 2021, and the general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions unless and until the Ferrellgas Partners Notes are restructured, refinanced or otherwise satisfied, pursuant to the transactions contemplated by the TSA and the Plan or otherwise. Further, as described above, the restrictions in the indentures governing the operating partnership’s outstanding notes limit significantly the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to common unitholders.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2021 sales commitments and, as of January 31, 2021, we have experienced net mark-to-market gains of approximately $34.1 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2021, we estimate 73% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended January 31, 2021 and 2020

Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2021 was approximately 7% warmer than normal, and 3% warmer than the prior year period. We estimate that this warmer weather slightly decreased retail gallons compared to the prior year.

During the three months ended January 31, 2021, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $63.3 million, compared to net earnings attributable to Ferrellgas Partners, L.P. of $48.2 million during the three months ended January 31, 2020. This increase reflects a $13.0 million decrease in “Operating expense – personnel, vehicle plant and other” and a $10.2 million increase in “Gross margin – Propane and other gas liquid sales”, partially offset by a $5.0 million increase in interest expense and a $6.3 million increase in “General and administrative expense”. “General and administrative expense” reflect the effects of legal fees and settlements related to non-core business of $3.6 million and $2.5 million during fiscal 2021 and fiscal 2020, respectively.

Interest expense increased $5.0 million primarily due to the net additional borrowings incurred in April 2020 related to the refinancing of our terminated Senior Secured Credit Facility with the issuance of the $700.0 million of notes due 2025 and to a lesser extent, increased interest rates on the new notes.

Distributable cash flow excess increased to $86.9 million in the current period from $72.0 million in the prior year period, primarily due to a $19.5 million increase to our Adjusted EBITDA, partially offset by a $4.9 million increase in our net cash interest expense.

For the six months ended January 31, 2021 and 2020

Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2021 was approximately 5% warmer than normal, and 2% warmer than the prior year period. We estimate that this warmer weather slightly decreased retail gallons compared to the prior year.

During the six months ended January 31, 2021, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $17.2 million, compared to net earnings attributable to Ferrellgas Partners, L.P. of $2.9 million during the six months ended January 31, 2020. This increase reflects an $18.5 million decrease in “Operating expenses – personnel, vehicle, plant and other” and a $14.3 million increase in “Gross margin – Propane and other gas liquid sales”, partially offset by a $13.6 million increase in interest expense and a $9.7 million increase in “General and administrative expense”. “General and administrative expense” reflect the effects of legal fees and settlement related to non-core businesses of $6.1 million and $4.6 million during fiscal 2021 and fiscal 2020, respectively.

Interest expense increased $13.6 million primarily due to the net additional borrowings incurred in April 2020 related to the refinancing of our terminated Senior Secured Credit Facility with the issuance of the $700.0 million of notes due 2025 and to a lesser extent, increased interest rates on the new notes.

Distributable cash flow excess increased to $65.1 million in the current period from $49.3 million in the prior year period, primarily due to a $28.3 million increase to our Adjusted EBITDA, partially offset by a $14.1 million increase in our net cash interest expense.

Consolidated Results of Operations

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2021	2020	2021	2020
Total revenues	$553,560	$510,833	$854,454	$804,047

Total cost of sales	274,281	241,196	415,575	378,905

Operating expense	115,247	128,233	224,274	242,776
Depreciation and amortization expense	21,249	19,795	42,639	39,014
General and administrative expense	20,475	14,192	33,555	23,887
Equipment lease expense	6,862	8,261	13,692	16,649
Non-cash employee stock ownership plan compensation charge	762	630	1,470	1,425
Loss on asset sales and disposals	80	2,148	893	4,383
Operating income	114,604	96,378	122,356	97,008
Interest expense	(52,595)	(47,548)	(106,821)	(93,245)
Other income (expense), net	3,508	76	3,616	(56)
Reorganization expense - professional fees	(1,200)	—	(1,200)	—
Earnings before income taxes	64,317	48,906	17,951	3,707
Income tax expense	326	115	413	633
Net earnings	63,991	48,791	17,538	3,074
Net earnings attributable to noncontrolling interest	724	584	333	211
Net earnings attributable to Ferrellgas Partners, L.P.	63,267	48,207	17,205	2,863
Less: General partner's interest in net earnings	633	482	172	29
Common unitholders' interest in net earnings	$62,634	$47,725	$17,033	$2,834

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income (expense), net, reorganization expense – professional fees, severance costs, legal fees and settlements related to non-core businesses, provision for doubtful accounts related to non-core businesses, lease accounting standard adjustment and other and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Distributable Cash Flow Excess. Distributable cash flow excess is calculated as Distributable cash flow attributable to common unitholders minus Distributions paid to common unitholders. Distributable cash flow excess, if any, is retained to establish reserves to reduce debt, fund capital expenditures and for other partnership purposes and any shortage is funded from previously established reserves, cash on hand or borrowings under our accounts receivable securitization facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to distributable cash flow excess or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders and Distributable cash flow excess to Net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and six months ended January 31, 2021 and 2020:

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2021	2020	2021	2020
Net earnings attributable to Ferrellgas Partners, L.P.	$63,267	$48,207	$17,205	$2,863
Income tax expense	326	115	413	633
Interest expense	52,595	47,548	106,821	93,245
Depreciation and amortization expense	21,249	19,795	42,639	39,014
EBITDA	137,437	115,665	167,078	135,755
Non-cash employee stock ownership plan compensation charge	762	630	1,470	1,425
Loss on asset sales and disposals	80	2,148	893	4,383
Other income (expense), net	(3,508)	(76)	(3,616)	56
Reorganization expense - professional fees	1,200	—	1,200	—
Severance costs	1,077	—	1,761	—
Legal fees and settlements related to non-core businesses	3,628	2,519	6,136	4,562
Provision for doubtful accounts related to non-core businesses	(500)	—	(500)	—
Lease accounting standard adjustment and other	—	(116)	—	54
Net earnings attributable to noncontrolling interest	724	584	333	211
Adjusted EBITDA	140,900	121,354	174,755	146,446
Net cash interest expense (a)	(48,243)	(43,316)	(99,959)	(85,899)
Maintenance capital expenditures (b)	(5,282)	(5,430)	(10,459)	(11,897)
Cash paid for income taxes	(270)	(1)	(305)	(1)
Proceeds from certain asset sales	1,737	824	2,437	1,659
Distributable cash flow attributable to equity investors	88,842	73,431	66,469	50,308
Distributable cash flow attributable to general partner and non-controlling interest	(1,904)	(1,468)	(1,329)	(1,006)
Distributable cash flow attributable to common unitholders	86,938	71,963	65,140	49,302
Less: Distributions paid to common unitholders	—	—	—	—
Distributable cash flow excess	$86,938	$71,963	$65,140	$49,302

(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may include the purchase of assets that are typically leased.

Operating Results for the three months ended January 31, 2021 and 2020

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2021	2020	Increase (Decrease)
As of January 31,
Retail customers	727,739	725,525	2,214	0%
Tank exchange selling locations	62,566	57,504	5,062	9%

(amounts in thousands)
Three months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	218,078	236,264	(18,186)	(8)%
Wholesale - Sales to Resellers	67,252	68,996	(1,744)	(3)%
	285,330	305,260	(19,930)	(7)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$378,350	$374,069	$4,281	1%
Wholesale - Sales to Resellers	138,730	105,055	33,675	32%
Other Gas Sales (a)	11,354	6,123	5,231	85%
Other (b)	25,126	25,586	(460)	(2)%
Propane and related equipment revenues	$553,560	$510,833	$42,727	8%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$192,609	$198,224	$(5,615)	(3)%
Wholesale - Sales to Resellers (a)	65,048	49,180	15,868	32%
Other (b)	21,622	22,233	(611)	(3)%
Propane and related equipment gross profit	$279,279	$269,637	$9,642	4%

Operating, general and administrative expense (d)	$135,722	$142,425	$(6,703)	(5)%
Operating expense - equipment lease expense	6,862	8,261	(1,399)	(17)%

Operating income	$114,604	$96,378	$18,226	19%

Depreciation and amortization expense	21,249	19,795	1,454	7%
Non-cash employee stock ownership plan compensation charge	762	630	132	21%
Loss on asset sales and disposals	80	2,148	(2,068)	(96)%
Legal fees and settlements related to non-core businesses	3,628	2,519	1,109	44%
Provision for doubtful accounts	(500)	—	(500)	NM
Severance costs	1,077	—	1,077	NM
Lease accounting standard adjustment and other (e)	—	(116)	116	NM
Adjusted EBITDA	$140,900	$121,354	$19,546	16%

NM – Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(e)	Lease accounting standard adjustment and other reflects the additional expense recognized in excess of cash paid.

Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2021 was approximately 7% warmer than normal, and 3% warmer than the prior year period. We estimate that this warmer weather slightly decreased retail gallons compared to the prior year.

Propane sales volumes during the three months ended January 31, 2021 decreased 7%, or 19.9 million gallons, from the prior year period due to decreased sales volumes to retail customers. The decrease in propane sales volumes to retail customers was primarily due to the implementation of strategic initiatives that resulted in significant operating expense savings, but also resulted in fewer gallons delivered in the current period. These initiatives focus on more efficient deliveries that increase average gallons per stop but are not expected to impact gallons over time. Tank exchange gallons (which are classified as a “wholesale – sales to reseller” transaction) increased 44% due to increased residential demand for tank exchanges in connection with the change in customer usage, as well as increased sales of spare cylinder tanks, both influenced by the COVID-19 environment. This increase was offset by a 35% decline in volumes of bulk propane sold to our wholesale customers primarily due to the widespread slowdown of the economy due to COVID-19.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended January 31, 2021 averaged 44% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 43% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.69 and $0.48 per gallon during the three months ended January 31, 2021 and 2020, respectively, while the wholesale market price at Conway, Kansas averaged $0.66 and $0.46 per gallon during the three months ended January 31, 2021 and 2020, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $4.3 million compared to the prior year period. This increase resulted from a $33.1 million increase in sales price per gallon, substantially offset by a $28.8 million decrease in sales volume, both as discussed above.

Wholesale sales increased $33.7 million compared to the prior year period. The increase in sales was primarily due to the increases in tank exchange sales volumes as discussed above.

Other gas sales increased $5.2 million compared to the prior year period primarily due to an increase in sales price per gallon.

Other revenues decreased $0.5 million compared to the prior year period primarily due to a $2.5 million one-time refund of federal fuel excise tax received in fiscal 2020 that was not repeated in fiscal 2021, partially offset by increased miscellaneous fees billed to customers and increased tank rental income.

Gross margin - Propane and other gas liquids sales

Gross margin increased $10.2 million primarily due to increased tank exchange sales volumes and to a lesser extent increased retail gross margin per gallon, partially offset by the decreased volumes sales, each as discussed above. The $15.8 million increase in wholesale gross margin primarily relates to increased tank exchange sales volumes, as discussed above and to a lesser extent increased gross margin per gallon due to the change in sales mix due to increased spare cylinder sales. The decrease in retail gross margin of $5.6 million resulted primarily from a $15.3 million decrease in sales volumes, as discussed above, partially offset by a $9.7 million increase in gross margin per gallon.

Gross margin - other

Gross margin increased $0.6 million compared to the prior year period primarily due to a $2.5 million one-time refund of federal fuel excise tax received in fiscal 2020 that was not repeated in fiscal 2021, partially offset by increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income increased $18.2 million primarily due to a $10.2 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $6.8 million decrease in “Operating, general and administrative expense”. “Operating, general and administrative expense” decreased due to a $13.0 million decrease in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $6.3 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” decreased primarily due to a $5.9 million decrease in general liability and workers compensation costs, a $2.8 million decrease in vehicle fuel and other vehicle costs, a $1.7 million decrease in field personnel costs and $1.5 million in decreased plant and office costs. “General and administrative expense” increased primarily due to a $4.1 million increase in personnel incentives and a $1.9 million increase in legal costs.

Adjusted EBITDA

Adjusted EBITDA increased $19.5 million primarily due to a $10.2 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $8.4 million decrease in “Operating, general and administrative expense”. “Operating, general and administrative expense” decreased due to a $13.4 million decrease in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $5.0 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” decreased primarily due to a $5.9 million increase in general liability and workers compensation costs, a $2.8 million decrease in vehicle fuel and other vehicle costs, a $2.1 million decrease in field personnel costs and $1.5 million in decreased plant and office costs. “General and administrative expense” increased primarily due to a $4.1 million increase in personnel incentives and a $0.8 million increase in legal costs.

Operating Results for the six months ended January 31, 2021 and 2020

	2021	2020	Increase (Decrease)
As of January 31,
Retail customers	727,739	725,525	2,214	0%
Tank exchange selling locations	62,566	57,504	5,062	9%

(amounts in thousands)
Six months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	336,096	366,165	(30,069)	(8)%
Wholesale - Sales to Resellers	116,842	119,035	(2,193)	(2)%
	452,938	485,200	(32,262)	(7)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$552,995	$554,486	$(1,491)	(0)%
Wholesale - Sales to Resellers	241,342	187,759	53,583	29%
Other Gas Sales (a)	15,146	16,387	(1,241)	(8)%
Other (b)	44,971	45,415	(444)	(1)%
Propane and related equipment revenues	$854,454	$804,047	$50,407	6%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$283,343	$296,169	$(12,826)	(4)%
Wholesale - Sales to Resellers (a)	117,736	90,601	27,135	30%
Other (b)	37,800	38,381	(581)	(2)%
Propane and related equipment gross profit	$438,879	$425,151	$13,728	3%

Operating, general and administrative expense (d)	$257,829	$266,663	$(8,834)	(3)%
Operating expense - equipment lease expense	13,692	16,649	(2,957)	(18)%

Operating income	$122,356	$97,008	$25,348	26%

Depreciation and amortization expense	42,639	39,014	3,625	9%
Non-cash employee stock ownership plan compensation charge	1,470	1,425	45	3%
Loss on asset sales and disposals	893	4,383	(3,490)	(80)%
Legal fees and settlements related to non-core businesses	6,136	4,562	1,574	35%
Provision for doubtful accounts related to non-core businesses	(500)	—	(500)	NM
Severance costs	1,761	—	1,761	NM
Lease accounting standard adjustment and other (e)	—	54	(54)	NM
Adjusted EBITDA	$174,755	$146,446	$28,309	19%

NM – Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(e)	Lease accounting standard adjustment and other reflects the additional expense recognized in excess of cash paid.

Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2021 was approximately 5% warmer than normal, and 2% warmer than the prior year period. We estimate that this warmer weather slightly decreased retail gallons compared to the prior year.

Propane sales volumes during the six months ended January 31, 2021 decreased 7%, or 32.3 million gallons, from the prior year period due to decreased sales volumes to retail customers. The decrease in propane sales volumes to retail customers was primarily due to the implementation of strategic initiatives that resulted in significant operating expense savings, but also resulted in fewer gallons delivered in the current period. These initiatives focus on more efficient deliveries that increase average gallons per stop but are not expected to impact gallons over time. Tank exchange gallons (which are classified as a “wholesale – sales to reseller” transaction) increased 36% due to increased residential demand for tank exchanges in connection with the change in customer usage, as well as increased sales of spare cylinder tanks, both influenced by the COVID-19 environment. This increase was offset by a 32% decline in volumes of bulk propane sold to our wholesale customers primarily due to the widespread slowdown of the economy due to COVID-19.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the six months ended January 31, 2021 averaged 28% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 36% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.59 and $0.46 per gallon during the six months ended January 31, 2021 and 2020, respectively, while the wholesale market price at Conway, Kansas averaged $0.57 and $0.42 per gallon during the six months ended January 31, 2021 and 2020, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales decreased $1.5 million compared to the prior year period. This decrease resulted from a $45.5 million decrease in sales volume, offset by a $44.0 million increase in sales price per gallon, both as discussed above.

Wholesale sales increased $53.6 million compared to the prior year period. The increase in sales was primarily due to the increases in tank exchange sales volumes as discussed above.

Other gas sales decreased $1.3 million compared to the prior year period primarily due to decreased gallon sales for inventory management purposes, partially offset by an increase in sales price per gallon.

Other revenues decreased $0.4 million compared to the prior year period primarily due to a $2.5 million one-time refund of federal fuel excise tax received in fiscal 2020 that was not repeated in fiscal 2021, partially offset by increased miscellaneous fees billed to customers and increased tank rental income.

Gross margin - Propane and other gas liquids sales

Gross margin increased $14.3 million primarily due to increased tank exchange sales volumes and to a lesser extent increased retail gross margin per gallon, partially offset by the decreased volumes sales, each as discussed above. The $27.1 million increase in wholesale gross margin primarily relates to increased tank exchange sales volumes, as discussed above and to a lesser extent increased gross margin per gallon due to the change in sales mix due to increased spare cylinder sales. The decrease in retail gross margin of $12.8 million resulted primarily from a $24.3 million decrease in sales volumes, as discussed above, partially offset by an $11.5 million increase in gross margin per gallon.

Gross margin - other

Gross margin decreased $0.6 million compared to the prior year period primarily due to a $2.5 million one-time refund of federal fuel excise tax received in fiscal 2020 that was not repeated in fiscal 2021, partially offset by increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income increased $25.3 million primarily due to a $14.3 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, and an $8.8 million decrease in “Operating, general and administrative expense”. “Operating, general and administrative expense” decreased due to an $18.5 million decrease in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $9.7 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” decreased primarily due to a $6.4 million decrease in vehicle fuel and other vehicle costs, $4.9 million decrease in field personnel costs, $3.3 million in decreased plant and office costs and a $3.0 million decrease in general insurance and workers compensation costs. “General and administrative expense” increased primarily due to $5.1 million increase in legal costs and a $4.3 million increase in personnel incentives.

Adjusted EBITDA

Adjusted EBITDA increased $28.3 million primarily due to a $14.3 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, and a $11.7 million decrease in “Operating, general and administrative expense”. “Operating, general and administrative expense” decreased due to a $19.5 million decrease in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $7.8 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” decreased primarily due to a $6.4 million decrease in vehicle fuel and other vehicle costs, a $5.8 million decrease in field personnel costs, $3.3 million in decreased plant and office costs and a $3.0 million decrease in general insurance and workers compensation costs. “General and administrative expense” increased primarily due to a $4.3 million increase in personnel incentives and a $3.6 million increase in legal costs.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our accounts receivable securitization facility and funds received from sales of debt and equity securities. As of January 31, 2021, our total liquidity was $304.4 million, which is comprised of $217.4 million in unrestricted cash and $87.0 million of availability under our accounts receivable securitization facility. These sources of liquidity and short term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures, and may be used to repay or redeem outstanding indebtedness to the extent permitted by the covenants under the indentures governing our outstanding senior notes, including the covenants described under the “Financial Covenants” subheading above. As of January 31, 2021, letters of credit outstanding totaled $138.8 million. Our access to long term capital resources, in order to address our leverage, may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

As of January 31, 2021, we had $109.0 million of restricted cash, which includes $91.5 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated Senior Secured Credit Facility, and $6.0 million of additional pledged collateral.

We believe that the liquidity available from cash flows from operating activities, unrestricted cash, the accounts receivable securitization facility and proceeds from sales of debt and equity securities, combined with our debt and interest expense reduction initiatives, will be sufficient to meet our capital expenditure, working capital and letter of credit requirements. However, as discussed above, Ferrellgas Partners has outstanding $357.0 million principal amount of Ferrellgas Partners Notes due 2020, which Ferrellgas Partners failed to repay when due at maturity. The Ferrellgas Partners Notes were classified as current on the consolidated balance sheet as of July 31, 2020. As a result of the filing of the Chapter 11 Cases (as defined and described above under “—Transaction Support Agreement and Chapter 11 Bankruptcy Cases”), the Ferrellgas Partners Notes were reclassified as liabilities subject to compromise on the condensed consolidated balance sheet as of January 31, 2021. Additionally, the operating partnership has outstanding $500.0 million principal amount of unsecured notes due May 1, 2021, that are classified as current in the condensed consolidated financial statements. The ability of Ferrellgas Partners to restructure, refinance or otherwise satisfy these notes is uncertain. Ferrellgas has engaged Moelis & Company LLC as its financial advisor and the law firm of Squire Patton Boggs LLP to assist in its ongoing process to reduce existing debt and address its debt maturities.

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

As discussed above, no distributions will be paid to common unitholders for the three months ended January 31, 2021, and the general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions unless and until the Ferrellgas Partners Notes are restructured, refinanced or otherwise satisfied, pursuant to the transactions contemplated by the TSA and the Plan or otherwise. Further, as described above, the restrictions in the indentures governing the operating partnership’s outstanding notes limit significantly the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to common unitholders.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions paid to equity investors for the twelve months ended January 31, 2021 to the twelve months ended October 31, 2020 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	paid to	DCF ratio
	to equity investors	by our General Partner	equity investors	(a) (b)
Six months ended January 31, 2021	$66,469	$66,469	$—
Fiscal 2020	63,702	63,544	158
Less: Six months ended January 31, 2020	50,308	50,150	158
Twelve months ended January 31, 2021	$79,863	$79,863	$—	NM

Twelve months ended October 31, 2020	64,452	64,295	157	NM
Change	$15,411	$15,568	$(157)	NM
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions paid to equity investors.
(b)	NM – Not Meaningful.

For the twelve months ended January 31, 2021, distributable cash flow attributable to equity investors increased $15.4 million compared to the twelve months ended October 31, 2020. No cash distributions have been paid to our common unitholders since the three months ended October 31, 2018. Thus, cash reserves, which we utilize to meet future anticipated expenditures, increased by $79.9 million during the twelve months ended January 31, 2021, compared to an increase of $64.3 million in the twelve months ended October 31, 2020.

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

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $44.5 million for the six months ended January 31, 2021, compared to net cash provided by operating activities of $0.6 million for the six months ended January 31, 2020. This increase in cash provided by operating activities was primarily due to a $28.8 million decrease in working capital requirements, an $11.8 million increase in cash flow from operations and a $3.3 million inflow associated with other assets and other liabilities.

The decrease in working capital requirements for the six months ended January 31, 2021 compared to the six months ended January 31, 2020 was primarily due to a $43.0 million decrease in requirements for other current liabilities, a $32.7 million decrease in accounts payable and an $11.8 million decrease in accrued interest expense, partially offset by a $38.7 million increase in requirements for accounts and notes receivable due to rising propane prices in the quarter that was partially offset by slight decreases in volume of propane sold, and a $19.8 million increase in requirements for inventory partially due to rising propane prices in the current period.

The increase in cash flow from operations was primarily due to a net decrease in "Operating expense – personnel, vehicle, plant and other" and "Operating expense – equipment lease expense" of $21.5 million, as well as a $13.7 million increase in gross profit, partially offset by a $13.6 million increase in "Interest expense" and a $9.7 million increase in "General and administrative expense".

The operating partnership

Net cash provided by operating activities was $44.5 million for the six months ended January 31, 2021, compared to net cash provided by operating activities of $16.0 million for the six months ended January 31, 2020. This increase in cash provided by operating activities was primarily due to a $13.6 million decrease in working capital requirements, a $11.7 million increase in cash flow from operations and a $3.1 million inflow associated with other assets and other liabilities.

The decrease in working capital requirements for the six months ended January 31, 2021 compared to the six months ended January 31, 2020 was primarily due to a $41.8 million decrease in requirements for other current liabilities and a $32.7 million decrease in accounts payable, partially offset by a $38.7 million increase in requirements for accounts and notes receivable due to rising propane prices in the quarter that was partially offset by slight decreases in volume of propane sold, and a $19.8 million increase in requirements for inventory partially due to rising propane prices in the current period.

The increase in cash flow from operations was primarily due to a net decrease in "Operating expense – personnel, vehicle, plant and other" and "Operating expense – equipment lease expense" of $21.5 million, as well as a $13.7 million increase in gross profit, partially offset by a $17.5 million increase in "Interest expense" and a $9.5 million increase in "General and administrative expense".

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

Net cash used in investing activities was $32.2 million for the six months ended January 31, 2021, compared to net cash used in investing activities of $48.5 million for the six months ended January 31, 2020. This decrease in net cash used in investing activities was primarily due to a $30.3 million decrease in “Cash payments to construct assets in connection with future lease transactions” and a $6.4 million decrease in “Business acquisitions, net of cash acquired”, partially offset by a $19.9 million decrease in “Cash receipts in connection with leased vehicles” and a $1.9 million increase in “Capital expenditures”.

The increase in "Capital expenditures" was primarily due to an increase in growth capital expenditures, as maintenance capital expenditures declined slightly during the six months ended January 31, 2021. The increase in growth capital expenditures was primarily due to expenditures related to increased residential demand for tank exchanges in connection with the change in customer usage, as well as increased sales of spare cylinder tanks, both influenced by the COVID-19 environment.

Due to the mature nature of our operations we do not anticipate significant fluctuations in maintenance capital expenditures, with the exception of future decisions regarding lease versus buy financing options. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

The operating partnership

The investing activities discussed above also apply to the operating partnership, other than the $19.9 million term loan credit agreement with Ferrellgas Partners, L.P. See “Disclosures about Effects of Transactions with Related Parties” below for further discussion.

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $19.5 million for the six months ended January 31, 2021, compared to net cash provided by financing activities of $50.6 million for the six months ended January 31, 2020. This decrease in cash flow provided by financing activities was primarily due to a $56.0 million net decrease in short-term borrowings, an $11.0 million increase in cash paid for financing costs and a $3.1 million increase in cash payments for the principal portion of finance lease liabilities.

Letters of credit outstanding at January 31, 2021 and July 31, 2020 totaled $138.8 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At January 31, 2021 and July 31, 2020 we had $91.5 million and $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding, respectively. Additionally, at both January 31, 2021 and July 31, 2020, we also issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility.

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

Cash flows from our accounts receivable securitization facility decreased $59.0 million, as we reduced our net funding to zero from this facility during the six months ended January 31, 2021 as compared to receiving net funding of $59.0 million from this facility during the six months ended January 31, 2020. As noted above, during the fourth quarter of fiscal 2020, we issued letters of credit of $50.0 million by utilizing our liquidity available on the accounts receivable securitization facility. These letters of credit remain outstanding.

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

As of January 31, 2021, we had no cash proceeds from our trade accounts receivables securitized, with $87.0 million remaining capacity to receive additional proceeds or issue letters of credit.

Distributions

No distribution will be made for the three months ended January 31, 2021.

The general partner expects that Ferrellgas Partners will continue to be prohibited from making common unit distributions for any future quarterly period unless and until the outstanding notes of Ferrellgas Partners due 2020 are restructured, refinanced or otherwise satisfied, pursuant to the transactions contemplated by the TSA and the Plan or otherwise. Further, as described above, the restrictions in the indentures governing the operating partnership’s outstanding notes limit significantly the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to common unitholders.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions paid, as discussed below.

Cash distributions paid

The operating partnership did not pay cash distributions during the six months ended January 31, 2021. The operating partnership paid cash distributions of $15.7 million during the six months ended January 31, 2020.

As described above, the Ferrellgas Partners Notes matured on June 15, 2020, and the outstanding principal amount of those notes was due to be paid on that date, together with accrued interest to the maturity date. Although the operating partnership has some capacity to make distributions under the operating partnership’s unsecured and secured notes indentures, this capacity will not allow the operating partnership to make distributions to Ferrellgas Partners sufficient to pay the principal of and accrued interest on the Ferrellgas Partners Notes that was due at the maturity of those notes. Further, as noted above, the remaining capacity of the operating partnership to make distributions to Ferrellgas Partners will be reduced significantly as of February 1, 2021. Additionally, the restrictions in these indentures currently limit, and as of February 1, 2021 will further limit significantly, the ability of the operating partnership to make distributions to Ferrellgas Partners to enable it to pay cash distributions to its unitholders.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $148.7 million for the six months ended January 31, 2021, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the three months ended January 31, 2021, Ferrellgas Partners and the operating partnership did not pay distributions.

As discussed previously, Ferrellgas Partners continues to be not in compliance with the consolidated fixed charge coverage ratio under note indenture, and thus remains unable to make restricted payments, including distributions to unitholders.

Term loan credit agreement between Ferrellgas Partners, L.P. and Ferrellgas, L.P.

As discussed in Note K – Transactions with related parties in the notes to the condensed consolidated financial statements of the operating partnership, on January 8, 2021 Ferrellgas Partners, L.P. entered into a term loan credit agreement with Ferrellgas, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended January 31, 2021. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2021 and July 31, 2020, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $11.2 million and $8.0 million as of January 31, 2021 and July 31, 2020, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At January 31, 2021, we had no variable rate or collateralized note payable borrowings, as we do not have a credit facility in place and had no outstanding collateralized notes payable on our accounts receivable securitization facility.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of January 31, 2021.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2021, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2021, progress continued on a plan that calls for modifications and enhancements to our internal controls over financial reporting in relation to our implementation of Salesforce.com applications and the impacts on our revenue cycle. Specifically, we implemented/modified internal controls surrounding revenue recognition.

Except as disclosed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) during the fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note L “Contingencies and commitments” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.   RISK FACTORS

The following risk factors are provided to update and supplement the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2020.

The TSA is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the TSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the financing transactions. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Transaction Support Agreement and Chapter 11 Bankruptcy Cases.”

Delays in the Chapter 11 Cases may increase the risk of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

There can be no assurances that the Plan will become effective or that the TSA Transactions will be consummated on the timeline we anticipate, or at all. Prolonged Chapter 11 proceedings could adversely affect our relationships with customers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the Plan (or any other Chapter 11 plan). If we are unable to consummate a plan of reorganization, we may be forced to liquidate our assets.

Trading in our common units during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

Trading in our existing common units during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for our existing common units may bear little or no relationship to the actual recovery, if any, by holders of our existing common units in the Chapter 11 Cases. We expect that holders of our existing common units could experience a significant or complete loss on their investment, depending on the outcome of the Chapter 11 Cases.

The Chapter 11 Cases may have a material adverse impact on our business, financial condition, results of operations and cash flows.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and cash flows. During the pendency of the Chapter 11 Cases, our management may be required to spend a significant amount of time and effort dealing with restructuring matters rather than focusing exclusively on our business operations. Bankruptcy Court protection and operating as debtors-in-possession also may make it more difficult to retain management and the key personnel necessary to the success of our business. In addition, during the pendency of the Chapter 11 Cases, our customers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, renegotiate the terms of our agreements, terminate their relationships with us or require financial assurances from us. Customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.

Other significant risks include or relate to the following:

●	Bankruptcy Court rulings in the Chapter 11 Cases, including with respect to our motions and third-party motions, as well as the outcome of other pending litigation;
●	our ability to maintain strategic control as debtors-in-possession during the pendency of the Chapter 11 Cases;
●	the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
●	our ability to satisfy the conditions precedent to consummation of a plan of reorganization;
●	the ultimate outcome of the Chapter 11 Cases in general; and
●	the potential material adverse effects of claims that are not discharged in the Chapter 11 Cases.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

Confirmation of the Plan

As previously reported, Ferrellgas Partners and Ferrellgas Partners Finance Corp. commenced the Chapter 11 Cases on January 11, 2021 by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021.

On March 5, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the pre-packaged joint plan of reorganization for Ferrellgas Partners and Ferrellgas Partners Finance Corp (the “Plan”). Capitalized terms used but not otherwise defined in this Item 5 have the meanings given to them in the Plan. We expect that the effective date of the Plan will occur as soon as all conditions precedent to the Plan have been satisfied (the “Effective Date”), which include, among others, the operating partnership completing its refinancing. Although we are targeting occurrence of the Effective Date as soon as reasonably practicable, we can make no assurances as to when, or ultimately if, the Plan will become effective or the transactions contemplated thereunder will be consummated. It is also possible that technical amendments could be made to the Plan prior to the Effective Date.

Summary of the Plan

Under the terms of the Plan, (i) each holder of an allowed claim based on the Ferrellgas Partners Notes will receive, in full satisfaction of such claim, such holder’s pro rata share of 100% of the new “Class B” units to be issued by Ferrellgas Partners on the Effective Date (the “New Class B Units”); (ii) each holder of existing common units of Ferrellgas Partners (the “Existing LP Units”) will receive or retain such holder’s pro rata share of the new “Class A” common units to be issued by Ferrellgas Partners on the Effective Date (the “New Class A Units”), subject to dilution by the New Class A Units issued upon conversion of the New Class B Units; (iii) any allowed secured guarantee claim on account of the guarantee of payment by Ferrellgas Partners of the 10.00% Senior Secured First Lien Notes due 2025 co-issued by the operating partnership and Ferrellgas Finance Corp (the “2025 Notes”) will not be impaired and will be reinstated; and (iv) any allowed claim on account of the pending litigation in the United States District Court for the Eastern District of Pennsylvania under the caption Eddystone Rail Company, LLC v. Bridger Logistics, LLC, et al, No. 2:17-cv-00495 (E.D. Pa) will not be impaired and will be reinstated.

Under the terms of the Ferrellgas Partners transactions contemplated by the Plan, (i) Ferrellgas Partners will issue New Class A Units to all current holders of the Existing LP Units and may, upon the consent of the Required Consenting Noteholders, issue additional New Class A Units to such parties as determined at the discretion of Ferrellgas Partners; (ii) Ferrellgas Partners will issue 100% of the New Class B Units to the holders of the Ferrellgas Partners Notes; (iii) distributions to the New Class A Units and the New Class B Units shall be made at a ratio of no less than 6:1 in favor of the New Class B Units on an aggregate basis until holders of the New Class B Units receive distributions in the aggregate amount equaling $357,000,000 (which is the outstanding principal amount of the Ferrellgas Partners Notes), upon which the New Class B Units will automatically be converted to New Class A Units at the applicable conversion rate set forth in the following table for the year following the Effective Date in which the conversion occurs:

Year Post-Emergence	Conversion Factor
Y1	1.75x
Y2	2.00x
Y3	3.50x
Y4	4.00x
Y5	5.00x
Y6	6.00x
Y7	7.00x
Y8	10.00x
Y9	12.00x
Y10	25.00x

The New Class B Units will be callable at Ferrellgas Partners’ option in the first five years after issuance at a price no less than a certain internal rate of return on $357,000,000, subject to receipt of a certain minimum amount if called in the first year after issuance. The holders of the New Class B Units will, at the time of issuance, receive the right to acquire all general partner units held by the general partner of Ferrellgas Partners and the operating partnership if the New Class B Units are still outstanding and have not been converted to New Class A Units by the earlier of (i) a material breach of the covenants in favor of the New Class B Units under the partnership agreements of Ferrellgas Partners or the operating partnership that is not cured within the time period specified therein and (ii) the tenth anniversary of the Effective Date.

Under the terms of the operating partnership transactions contemplated by the Plan, (i) the operating partnership will issue $1,475 million of new or additional notes in a manner that will not result in the acceleration of obligations under the Indenture governing the 2025 Notes (the “2025 Indenture”), or the ability of any holder of 2025 Notes to accelerate amounts owed thereunder or cause the 2025 Notes to be in default, subject to certain terms acceptable to the Required Consenting Noteholders; (ii) the operating partnership will enter into a revolving credit facility, which will contain terms and conditions that are acceptable to the Required Consenting Noteholders; (iii) either the operating partnership or Ferrellgas Partners will issue $700 million of new unregistered preferred equity (the “New Senior Preferred Units”), which will not constitute Redeemable Capital Stock under the 2025 Indenture (as defined therein), in a manner that will not result in the acceleration of obligations under the 2025 Indenture or the ability of any holder of 2025 Notes to accelerate amounts owed thereunder or cause the 2025 Notes to be in default; (iv) the operating partnership’s existing unsecured notes due 2021, 2022 and 2023 will be redeemed, with the sources and uses for such redemption consented to by the Required Consenting Noteholders; and (v) the operating partnership or Ferrellgas Partners, as applicable, will provide the holders of the Ferrellgas Partners Notes with the opportunity to participate in the marketing process for the New Senior Preferred Units and to acquire up to 35% of the total amount of the New Senior Preferred Units issued.

On the Effective Date, the partnership agreements of Ferrellgas Partners and the operating partnership will be amended to provide certain covenants for the benefit of holders of the New Class B Units, including, among others, requirements for cash distribution to unitholders and restrictions on issuance of equity, incurrence of indebtedness, related party transactions, asset sales, investments, contributions or other transfers of assets, amendments of partnership agreements and changes in governance. In addition, the holders of the New Class B Units will be permitted to designate one independent director to the board of directors of Ferrellgas, Inc. (the “New Class B Independent Director”). The New Class B Independent Director will not be affiliated with any Consenting Noteholder and will be acceptable to the operating partnership and Ferrellgas Partners. Further, beneficial owners of more than 20% of the Class A Units will not be permitted to vote that portion of their Class A Units that is greater than 20% during certain periods with respect to certain matters, so long as James E. Ferrell remains Chairman of the board of directors of Ferrellgas, Inc. or James E. Ferrell designates a successor as Chairman of the board of directors, which is approved by a majority of the board of directors, which majority includes the New Class B Independent Director voting to approve such successor and such New Class B Independent Director cannot unreasonably withhold such approval.

The Plan also provides releases and exculpations for the benefit of the Ferrellgas Partners and the operating partnerships, certain of their claimholders, other parties in interest and various parties related thereto, each in their capacity as such, from various claims and causes of action, as further set forth in Article VII of the Plan.

Pursuant to the Plan, the Existing LP Units outstanding prior to the Effective Date will be cancelled as of the Effective Date. As of February 28, 2021, there were 97,152,665 Existing LP Units outstanding. The amended partnership agreements of Ferrellgas Partners and the operating partnership will become effective on the Effective Date, and the Company will issue the New Class A Units and the New Class B Units pursuant to the Plan in the amounts and on the terms described above and set forth in the Plan. The New Class A Units and the New Class B Units issued pursuant to the Plan will be issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by section 1145 of the Bankruptcy Code or, only to the extent such exemption under section 1145 of the Bankruptcy Code is not available, any other available exemption from registration under the Securities Act and such similar federal, state and local laws.

The existing general partner units in Ferrellgas Partners and the operating partnership (the “Existing GP Units”) are unimpaired under the Plan. On the Effective Date, all Existing GP Units will be reinstated and will be subject to the governance terms as described above and set forth in the Plan.

The foregoing description of the Plan is not complete and is qualified in its entirety by reference to the Plan and the Confirmation Order, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 2.1 and 99.1, respectively.

Certain Information Regarding Assets and Liabilities

As set forth in this Quarterly Report on Form 10-Q, as of January 31, 2021, Ferrellgas Partners had total assets of $1,819.0 million and total liabilities of $2,971.8 million (including $390.1 million of liabilities subject to compromise) and Ferrellgas Partners Finance Corp. had no substantial assets and no liabilities. The Ferrellgas Partners Notes are only reported on Ferrellgas Partners’ condensed consolidated balance sheet.

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
*2.1

Second Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit A of the Confirmation Order attached as Exhibit 99.1 hereto.

2.2

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
3.3

First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of December 11, 2020. Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed December 15, 2020.

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

# 10.25

Change in Control Retention Bonus Letter Agreement with Brian W. Herrmann, Interim Chief Financial Officer and Treasurer. Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed December 15, 2020.

# 10.26

Change in Control Retention Bonus Letter Agreement with Tamria A. Zertuche, Senior Vice President and Chief Operating Officer. Incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q filed December 15, 2020.

# 10.27	Offer Letter, effective as of December 30, 2020, by and among Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 5, 2021.
# 10.28

Employment Agreement, dated as of December 31, 2020, by and among Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 5, 2021.

# 10.29

Executive Confidentiality and Restrictive Covenants Agreement, dated as of December 31, 2020, by and among Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed January 5, 2021.

10.30	Term Loan Credit Agreement, dated as of January 8, 2021, between Ferrellgas Partners, L.P., as the borrower, and Ferrellgas, L.P., as the lender. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 11, 2021.
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 99.1	Order of the Bankruptcy Court, dated March 5, 2021, confirming the Second Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp.
* 101.INS	XBRL Instance Document.
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
#	Management contracts or compensatory plans.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 8, 2021	By	/s/ Brian W. Herrmann
Brian W. Herrmann

Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 8, 2021	By	/s/ Brian W. Herrmann
Brian W. Herrmann
Interim Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc., Ferrellgas GP II, LLC and Ferrellgas GP III, LLC, its general partners

Date:	March 8, 2021	By	/s/ Brian W. Herrmann
Brian W. Herrmann
Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 8, 2021	By	/s/ Brian W. Herrmann
Brian W. Herrmann
Interim Chief Financial Officer and Sole Director