Form 10-Q
period 2021-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2021-06-14
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. Yes ☒ No ☐

Ferrellgas, L.P. and Ferrellgas Finance Corp. N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

At May 31, 2021, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	4,857,605	Class A Units
	1,300,000	Class B Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $11,500 and $95,759 of restricted cash at April 30, 2021 and July 31, 2020, respectively)	$222,849	$333,761
Accounts and notes receivable, net (including $103,703 of accounts receivable pledged as collateral at July 31, 2020)	170,516	101,438
Inventories	69,742	72,664
Prepaid expenses and other current assets	73,984	35,944
Total current assets	537,091	543,807

Property, plant and equipment, net	582,838	591,042
Goodwill, net	246,946	247,195
Intangible assets (net of accumulated amortization of $429,135 and $423,290 at April 30, 2021 and July 31, 2020, respectively)	97,560	104,049
Operating lease right-of-use assets	93,341	107,349
Other assets, net	86,914	74,748
Total assets	$1,644,690	$1,668,190

LIABILITIES, MEZZANINE AND EQUITY
Current liabilities:
Accounts payable	$54,320	$33,944
Current portion of long-term debt	1,565	859,095
Current operating lease liabilities	26,669	29,345
Other current liabilities	178,514	167,466
Total current liabilities	261,068	1,089,850

Long-term debt	1,443,095	1,646,396
Operating lease liabilities	78,498	89,022
Other liabilities	51,427	51,190
Contingencies and commitments (Note M)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2021)	651,854	—

Equity:
Common unitholders
Class A (4,857,605 units outstanding at April 30, 2021 and July 31, 2020)	(1,181,241)	(1,126,452)
Class B (1,300,000 units outstanding at April 30, 2021)	388,147	—
General partner unitholder (49,496 units outstanding at April 30, 2021 and July 31, 2020)	(71,840)	(71,287)
Accumulated other comprehensive income (loss)	31,845	(2,303)
Total Ferrellgas Partners, L.P. equity	(833,089)	(1,200,042)
Noncontrolling interest	(8,163)	(8,226)
Total equity	(841,252)	(1,208,268)
Total liabilities, mezzanine and equity	$1,644,690	$1,668,190

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020
Revenues:
Propane and other gas liquids sales	$542,036	$391,745	$1,351,519	$1,150,377
Other	22,694	20,385	67,665	65,800
Total revenues	564,730	412,130	1,419,184	1,216,177

Costs and expenses:
Cost of sales - propane and other gas liquids sales	298,386	176,265	706,790	548,136
Cost of sales - other	2,985	2,740	10,156	9,774
Operating expense - personnel, vehicle, plant and other	124,624	121,558	348,898	364,334
Operating expense - equipment lease expense	6,770	8,075	20,462	24,724
Depreciation and amortization expense	21,281	20,366	63,920	59,380
General and administrative expense	15,205	12,560	48,760	36,447
Non-cash employee stock ownership plan compensation charge	811	757	2,281	2,182
Loss on asset sales and disposals	1,345	1,859	2,238	6,242

Operating income	93,323	67,950	215,679	164,958

Interest expense	(42,189)	(45,703)	(149,010)	(138,948)
Loss on extinguishment of debt	(109,922)	(37,399)	(109,922)	(37,399)
Other income (expense), net	553	(158)	4,169	(214)
Reorganization expense - professional fees	(9,007)	—	(10,207)	—

Loss before income taxes	(67,242)	(15,310)	(49,291)	(11,603)

Income tax expense	193	161	606	794

Net loss	(67,435)	(15,471)	(49,897)	(12,397)

Net earnings (loss) attributable to noncontrolling interest	(641)	(78)	(308)	133

Net loss attributable to Ferrellgas Partners, L.P.	(66,794)	(15,393)	(49,589)	(12,530)

Distribution to preferred unitholders	8,011	—	8,011	—

Less: General partner's interest in net loss	(748)	(154)	(576)	(125)

Class A unitholders' interest in net loss	$(74,057)	$(15,239)	$(57,024)	$(12,405)

Basic and diluted net loss per Class A common unit	$(15.25)	$(3.14)	$(11.74)	$(2.55)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020

Net loss	$(67,435)	$(15,471)	$(49,897)	$(12,397)
Other comprehensive income (loss):
Change in value of risk management derivatives	20,446	(11,501)	63,170	(36,340)
Reclassification of (gains) losses on derivatives to earnings, net	(22,383)	14,073	(28,674)	30,318
Pension liability adjustment	—	—	—	(109)
Other comprehensive income (loss)	(1,937)	2,572	34,496	(6,131)
Comprehensive loss	(69,372)	(12,899)	(15,401)	(18,528)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(20)	26	348	148
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(69,352)	$(12,925)	$(15,749)	$(18,676)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partner, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners'	Non-controlling	Total partners'
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	equity	interest	equity
Balance at July 31, 2020	4,857.6	—	49.5	$(1,126,452)	$—	$(71,287)	$(2,303)	$(1,200,042)	$(8,226)	$(1,208,268)

Contributions in connection with non-cash ESOP compensation charges	—	—	—	694	—	7	—	701	7	708
Net loss	—	—	—	(45,601)	—	(461)	—	(46,062)	(391)	(46,453)
Other comprehensive income	—	—	—	—	—	—	7,837	7,837	80	7,917
Balance at October 31, 2020	4,857.6	—	49.5	(1,171,359)	—	(71,741)	5,534	(1,237,566)	(8,530)	(1,246,096)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	746	—	8	—	754	8	762
Net earnings	—	—	—	62,634	—	633	—	63,267	724	63,991
Other comprehensive income	—	—	—	—	—	—	28,228	28,228	288	28,516
Balance at January 31, 2021	4,857.6	—	49.5	(1,107,979)	—	(71,100)	33,762	(1,145,317)	(7,510)	(1,152,827)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	795	—	8	—	803	8	811
Issuance of Class B units	—	1,300.0	—	—	388,147	—	—	388,147	—	388,147
Net earnings allocated to preferred units	—	—	—	(8,011)	—	—	—	(8,011)	—	(8,011)
Net loss	—	—	—	(66,046)	—	(748)	—	(66,794)	(641)	(67,435)
Other comprehensive loss	—	—	—	—	—	—	(1,917)	(1,917)	(20)	(1,937)
Balance at April 30, 2021	4,857.6	1,300.0	49.5	$(1,181,241)	$388,147	$(71,840)	$31,845	$(833,089)	$(8,163)	$(841,252)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Class A	partner	Class A	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	loss	equity	interest	equity
Balance at July 31, 2019	4,857.6	989.9	$(1,046,245)	$(70,476)	$(14,512)	$(1,131,233)	$(7,705)	$(1,138,938)
Contributions in connection with non-cash ESOP compensation charges	—	—	779	8	—	787	8	795
Distributions	—	—	—	—	—	—	(1)	(1)
Cumulative adjustment for lease accounting standard	—	—	(1,347)	(14)	—	(1,361)	(14)	(1,375)
Net loss	—	—	(44,891)	(453)	—	(45,344)	(373)	(45,717)
Other comprehensive loss	—	—	—	—	(6,086)	(6,086)	(62)	(6,148)
Balance at October 31, 2019	4,857.6	989.9	(1,091,704)	(70,935)	(20,598)	(1,183,237)	(8,147)	(1,191,384)
Contributions in connection with non-cash ESOP compensation charges	—	—	618	6	—	624	6	630
Distributions	—	—	—	—	—	—	(157)	(157)
Net earnings	—	—	47,725	482	—	48,207	584	48,791
Other comprehensive loss	—	—	—	—	(2,528)	(2,528)	(27)	(2,555)
Balance at January 31, 2020	4,857.6	989.9	(1,043,361)	(70,447)	(23,126)	(1,136,934)	(7,741)	(1,144,675)
Contributions in connection with non-cash ESOP compensation charges	—	—	741	8	—	749	8	757
Net earnings	—	—	(15,239)	(154)	—	(15,393)	(78)	(15,471)
Other comprehensive income	—	—	—	—	2,546	2,546	26	2,572
Balance at April 30, 2020	4,857.6	989.9	$(1,057,859)	$(70,593)	$(20,580)	$(1,149,032)	$(7,785)	$(1,156,817)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(49,897)	$(12,397)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	63,920	59,380
Non-cash employee stock ownership plan compensation charge	2,281	2,182
Loss on asset sales and disposals	2,238	6,242
Loss on extinguishment of debt	109,922	37,399
Provision for expected credit losses	3,479	1,586
Deferred income tax expense	—	554
Other	6,524	9,837
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(72,557)	(26,942)
Inventories	2,922	15,245
Prepaid expenses and other current assets	(11,273)	(6,634)
Accounts payable	20,520	4,236
Accrued interest expense	(12,986)	32,708
Other current liabilities	31,213	(7,949)
Other assets and liabilities	6,650	363
Net cash provided by operating activities	102,956	115,810

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(6,400)
Capital expenditures	(50,470)	(57,251)
Proceeds from sale of assets	3,707	2,510
Cash payments to construct assets in connection with future lease transactions	(603)	(37,042)
Cash receipts in connection with leased vehicles	391	21,995
Net cash used in investing activities	(46,975)	(76,188)

Cash flows from financing activities:
Proceeds from sale of preferred units, net of issue discount and offering cost	670,429	—
Fees in connection with Class B unit exchange	(1,954)	—
Proceeds from issuance of long-term debt	1,475,000	703,750
Payments on long-term debt	(1,540)	(1,422)
Payment for settlement and early extinguishment of liabilities	(2,175,000)	(283,863)
Net reductions in short-term borrowings	—	(43,000)
Net reductions in collateralized short-term borrowings	—	(62,000)
Payment of redemption premium on debt extinguishment	(85,026)	(17,516)
Cash paid for financing costs	(43,520)	(26,676)
Noncontrolling interest activity	—	(158)
Cash payments for principal portion of lease liability	(5,282)	(944)
Net cash provided by (used in) financing activities	(166,893)	268,171

Net change in cash and cash equivalents	(110,912)	307,793
Cash and cash equivalents - beginning of period	333,761	11,054
Cash, cash equivalents and restricted cash - end of period	$222,849	$318,847

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of April 30, 2021, Ferrell Companies, Inc., a Kansas corporation (“Ferrell Companies”), beneficially owns 1.1 million of Ferrellgas Partners’ outstanding Class A units.

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, has retained an approximate 1% general partner economic interest in Ferrellgas Partners and also holds an approximate 1% general partner economic interest in the operating partnership, representing an effective 2% general partner economic interest in Ferrellgas on a combined basis. As the sole general partner of Ferrellgas Partners, Ferrellgas, Inc. performs all management functions required by Ferrellgas Partners. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the nine months ended April 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2021.

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

Recent Developments

Chapter 11 Bankruptcy Cases

As previously reported, on January 11, 2021, Ferrellgas Partners and Ferrellgas Partners Finance Corp. filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases were jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021.

On March 5, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Second Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. (the “Plan”).

On March 30, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Confirmation Order was deemed binding upon Ferrellgas Partners, Ferrellgas Partners Finance Corp. and all other parties affected by the Plan. In satisfying the conditions of the Plan, on the Effective Date, certain restructuring transactions by Ferrellgas Partners and certain financing transactions by the operating partnership were completed, as further described under “–Transactions” below.

Ferrellgas has accounted for the effects of the reorganization and determined that fresh-start accounting does not need to be applied, as a change in control did not occur.

Transactions

Satisfaction of Ferrellgas Partners Notes; Issuance of Class B Units to Holders of Ferrellgas Partners Notes

On the Effective Date, by operation of the Plan, all outstanding indebtedness (including accrued interest) of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under their $357.0 million aggregate principal amount of 8.625% senior unsecured notes due June 2020 (the “Ferrellgas Partners Notes”), as described further in Note F –Debt, were discharged and cancelled.

Pursuant to the Plan, Ferrellgas Partners issued an aggregate of 1.3 million Class B Units to holders of the Ferrellgas Partners Notes in satisfaction of their claims in respect of the Ferrellgas Partners Notes. See Note H – Equity for additional discussion.

Issuance of Preferred Units of the Operating Partnership

On the Effective Date, the operating partnership and the general partner (in its capacity as the general partner of operating partnership) entered into an Investment Agreement (the “Investment Agreement”) with certain purchasers named therein, pursuant to which, on the Effective Date, the operating partnership issued and sold to such purchasers an aggregate of 700,000 Senior Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million.

The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.8 million, after deducting the purchase price discount and certain expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes (as defined and described below) and cash on hand, (i) to redeem (or satisfy and discharge and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. See Note G – Preferred units for additional discussion.

Issuance of Senior Unsecured Notes of the Operating Partnership

On the Effective Date, two wholly-owned subsidiaries of the operating partnership (the “Escrow Issuers”) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”), in each case, at an offering price equal to 100% of the principal amount thereof. On the Effective Date and immediately after the issuance of the 2026 Notes and the 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes.

The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,446.5 million, after deducting the initial purchaser’s discount and offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. See Note F – Debt for additional discussion.

Redemption of Previously Issued Senior Notes of the Operating Partnership

Prior to the Effective Date, the operating partnership delivered notices of redemption of all its previously issued and outstanding 10.00% senior secured notes due 2025 (the “2025 Notes”), 6.50% senior unsecured notes due 2021 (the “2021 Notes”), 6.75% senior unsecured notes due 2022 (the “2022 Notes”) and 6.75% senior unsecured notes due 2023 (the “2023 Notes”), in the aggregate combined principal amount for all such notes of $2,175.0 million, pursuant the terms of the indentures governing those notes, with a redemption date of March 30, 2021 for the 2025 Notes and April 5, 2021 for the 2021 Notes, the 2022 Notes and the 2023 Notes.

On the Effective Date, the operating partnership redeemed all of the issued and outstanding 2025 Notes. Also on the Effective Date, the operating partnership (i) satisfied and discharged the indentures governing the 2021 Notes, the 2022 Notes and the 2023 Notes by irrevocably depositing with the applicable trustees under such indentures funds in an amount sufficient to pay the redemption price for all of such notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the applicable trustees to apply such funds to the redemption of such notes on April 5, 2021. As a result, as of the Effective Date, the indentures governing the 2021 Notes, the 2022 Notes and the 2023 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2021 Notes, 2022 Notes and 2023 Notes were redeemed on April 5, 2021.

The aggregate redemption price for the 2021 Notes, the 2022 Notes, the 2023 Notes and the 2025 Notes was approximately $2,320.9 million, consisting of principal, redemption premium (in the case of the 2023 Notes and the 2025 Notes) and accrued and unpaid interest to the applicable redemption date. See Note F – Debt for additional discussion.

Credit Agreement

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a Credit Agreement, which provides for a four-year revolving credit facility in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $225.0 million for the issuance of letters of credit for a period of 60 days after March 30, 2021, reducing to $200.0 million thereafter. See Note F – Debt for additional discussion.

Termination of Accounts Receivable Securitization Facility

On the Effective Date, the operating partnership and its receivables subsidiary repaid all of the outstanding obligations and fees under the then-existing accounts receivable securitization facility and terminated that facility. See Note E – Accounts and notes receivable, net for additional discussion.

Amended Partnership Agreements of Ferrellgas Partners and the Operating Partnership

On the Effective Date, the general partner executed the Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Amended Ferrellgas Partners LPA”), which amended and restated in its entirety the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. Among other matters, the Amended Ferrellgas Partners LPA provided for the restructuring of Ferrellgas Partners in accordance with the Plan, including (i) effecting a reverse unit split of Ferrellgas Partners’ then-outstanding common units pursuant to which the holders of the common units received one Class A Unit for every twenty common units held, and (ii) providing for the issuance of Class B Units to the holders of the Ferrellgas Partners Notes in exchange for such holders’ contribution of the Ferrellgas Partners Notes as a capital contribution to Ferrellgas Partners and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. See Note H – Equity for additional discussion.

Also on the Effective Date, the general partner executed (i) the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”), which amended and restated in its entirety the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas L.P., and (ii) a First Amendment to the Amended OpCo LPA (the “OpCo LPA First Amendment”), which sets forth the preferences, rights, privileges and other terms of the Preferred Units.

B.    Summary of significant accounting policies

(1) Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for expected credit losses, fair value of reporting units, fair value of Class B units, recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use asset and lease liability, fair values of derivative contracts and stock-based compensation calculations.

Update to accounting estimates:

On August 1, 2020 Ferrellgas adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). As a result, we updated our significant accounting policies for the measurement of expected credit losses below.

Allowance for expected credit losses

Ferrellgas closely monitors accounts receivable balances and estimates the allowance for expected credit losses. The estimate is primarily based on historical collection experience and other factors, including those related to current market conditions and events. The expected credit losses associated with accounts receivable have not historically been material and the adoption impact on Ferrellgas’ allowance for expected credit losses was immaterial as of April 30, 2021.

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

C. Leases

The following table provides the operating and financing ROU assets and lease liabilities as of April 30, 2021 and July 31, 2020:

Leases	Classification	April 30, 2021	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$93,341	$107,349
Financing lease assets	Other assets, net	36,747	41,426
Total leased assets		$130,088	$148,775

Liabilities
Current
Operating	Current operating lease liabilities	$26,669	$29,345
Financing	Other current liabilities	7,460	6,955
Noncurrent
Operating	Operating lease liabilities	78,498	89,022
Financing	Other liabilities	29,559	33,473
Total leased liabilities		$142,186	$158,795

The following table provides the lease expenses for the three and nine months ended April 30, 2021 and 2020:

		For the three months ended April 30,		For the nine months ended April 30,
Leases expense	Classification	2021	2020	2021	2020

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,846	$1,946	$5,126	$5,351
	Operating expense - equipment lease expense	6,373	7,602	19,328	23,365
	Cost of sales - propane and other gas liquids sales	461	370	1,479	1,083
	General and administrative expense	(169)	528	307	1,491
Total operating lease expense		8,511	10,446	26,240	31,290

Short-term expense	Operating expense - personnel, vehicle, plant and other	2,003	1,512	5,908	5,478
	General and administrative expense	111	123	475	374
Total short-term expense		2,114	1,635	6,383	5,852

Variable lease expense	Operating expense - personnel, vehicle, plant and other	784	751	2,328	2,097
	Operating expense - equipment lease expense	397	473	1,134	1,359
Total variable lease expense		1,181	1,224	3,462	3,456

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	2,229	754	6,583	1,229
Interest on lease liabilities	Interest expense	933	183	2,841	543
Total finance lease expense		3,162	937	9,424	1,772

Total lease expense (a)		$14,968	$14,242	$45,509	$42,370

(a)	For the three and nine months ended April 30, 2021 Ferrellgas also recognized $0.1 million and $0.4 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to various Midstream dispositions, and for which Ferrellgas does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of April 30, 2021 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2021	$10,376	$3,391	$13,767
2022	28,860	10,148	39,008
2023	36,674	8,149	44,823
2024	19,782	7,564	27,346
2025	13,943	7,577	21,520
Thereafter	21,931	11,559	33,490
Total lease payments	$131,566	$48,388	$179,954
Less: Imputed interest	26,399	11,369	37,768
Present value of lease liabilities	$105,167	$37,019	$142,186

The following table represents the weighted-average remaining lease term and discount rate as of April 30, 2021:

	As of April 30, 2021
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.9	8.3%
Finance leases	5.4	8.8%

Cash flow information is presented below:

	For the nine months ended April 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$26,454	$32,104

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$2,571	$543
Financing cash flows	$5,282	$944

D.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2021	July 31, 2020
Propane gas and related products	$56,369	$58,733
Appliances, parts and supplies, and other	13,373	13,931
Inventories	$69,742	$72,664

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2021, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 11.6 million gallons of propane at fixed prices.

Prepaid expenses and other current assets consist of the following:

	April 30, 2021	July 31, 2020
Broker margin deposit assets	$14,972	$14,398
Price risk management asset	29,612	2,846
Other	29,400	18,700
Prepaid expenses and other current assets	$73,984	$35,944

Other current liabilities consist of the following:

	April 30, 2021	July 31, 2020
Accrued interest	$7,754	$53,841
Customer deposits and advances	29,296	32,257
Accrued payroll	22,646	18,375
Accrued insurance	11,305	14,796
Broker margin deposit liability	34,581	510
Other	72,932	47,687
Other current liabilities	$178,514	$167,466

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020
Operating expense - personnel, vehicle, plant and other	$56,989	$54,664	$161,242	$167,666
Depreciation and amortization expense	3,347	2,007	9,828	5,883
Operating expense - equipment lease expense	5,551	8,308	17,227	23,934
	$65,887	$64,979	$188,297	$197,483

Cash and cash equivalents consist of the following:

	April 30, 2021	July 31, 2020
Cash and cash equivalents	$211,349	$238,002
Restricted cash (1)	11,500	95,759
Cash, cash equivalents and restricted cash	$222,849	$333,761

(1)	As of April 30, 2021, restricted cash includes an $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility. As of July 31, 2020, the $95.8 million of restricted cash includes $78.2 million of pledged cash collateral for letters of credit outstanding, the $11.5 million cash deposit made with the administrative agent under the terminated senior secured credit facility and $6.1 million of additional pledged collateral. For additional discussion see Note F – Debt.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.  Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2021	2020
Cash paid for:
Interest	$154,834	$96,418
Income taxes	$438	$50
Non-cash investing and financing activities:
Liability incurred in connection with Financing Agreement amendment	$—	$8,863
Change in accruals for property, plant and equipment additions	$(48)	$486
Lease liabilities arising from operating right-of-use assets	$7,315	$20,886
Lease liabilities arising from finance right-of-use assets	$1,904	$21,156
Accrued fees relating to senior preferred units	$18,575	$—
Accrued senior preferred units distributions	$8,011	$—

E.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	April 30, 2021	July 31, 2020
Accounts receivable (a)	$175,510	$102,914
Note receivable	13,648	12,648
Less: Allowance for expected credit losses	(18,642)	(14,124)
Accounts and notes receivable, net	$170,516	$101,438

(a)	At July 31, 2020, $103.7 million was pledged as collateral under the terminated accounts receivable securitization facility, discussed below.

On March 30, 2021, Ferrellgas terminated the agreement governing the accounts receivable securitization facility, initially dated as of January 19, 2012 and as subsequently amended from time to time (the “Accounts Receivables Facility”). In connection with the termination of the Accounts Receivables Facility, Ferrellgas repaid all of the outstanding obligations and fees thereunder.

F.    Debt

Long-term debt

Long-term debt consists of the following:

	April 30, 2021	July 31, 2020
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$—	$500,000
Fixed rate, 6.75%, due 2023 (2)	—	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $937 at July 31, 2020 (3)	—	475,937
Fixed rate, 8.625%, due 2020 (4)	—	357,000
Fixed rate, 5.375%, due 2026 (5)	650,000	—
Fixed rate, 5.875%, due 2029 (5)	825,000	—

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,573 at July 31, 2020 (6)	—	703,573

Notes payable
7.7% and 9.4% weighted average interest rate at April 30, 2021 and July 31, 2020, respectively, due 2021 to 2029, net of unamortized discount of $296 and $537 at April 30, 2021 and July 31, 2020, respectively	3,063	4,564
Total debt, excluding unamortized debt issuance and other costs	1,478,063	2,541,074
Unamortized debt issuance and other costs	(33,403)	(35,583)
Less: current portion of long-term debt	1,565	859,095
Long-term debt	$1,443,095	$1,646,396
(1)	During November 2010, the operating partnership issued $500.0 million aggregate principal amount of 6.50% senior notes due 2021 (referred to herein as the 2021 Notes). The outstanding principal amount of the 2021 Notes was due on May 1, 2021. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2021 Notes pursuant the terms of the indenture governing the 2021 Notes, with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2021 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2021 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2021 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2021 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2021 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2021 Notes was $513.9 million, consisting of principal and accrued and unpaid interest to the redemption date.
(2)	During June 2015, the operating partnership issued $500.0 million aggregate principal amount of 6.75% senior notes due 2023 (referred to herein as the 2023 Notes). The outstanding principal amount of the 2023 Notes was due June 15, 2023. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2023 Notes pursuant the terms of the indenture governing the 2023 Notes, with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2023 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2023 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2023 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2023 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2023 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2023 Notes was $518.8 million, consisting of principal, redemption premium and accrued and unpaid interest to the redemption date.

(3)	During fiscal 2014, the operating partnership issued $475.0 million aggregate principal amount of 6.75% senior notes due 2022 (referred to herein as the 2022 Notes), $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. The outstanding principal amount of the 2022 Notes was due January 15, 2022. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2022 Notes pursuant the terms of the indenture governing the 2022 Notes with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2022 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2022 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2022 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2022 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2022 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2022 Notes was $482.0 million, consisting of principal and accrued and unpaid interest to the redemption date.
(4)	During April 2010, Ferrellgas Partners issued $280.0 million aggregate principal amount of 8.625% unsecured senior notes due 2020 (referred to herein as the Ferrellgas Partners Notes). During March 2011, Ferrellgas Partners redeemed $98.0 million of the Ferrellgas Partners Notes. During January 2017, Ferrellgas Partners issued $175.0 million aggregate principal amount of additional Ferrellgas Partners Notes at 96% of par. The outstanding principal amount of the Ferrellgas Partners Notes was due on June 15, 2020, but had not been repaid and was classified as current on the consolidated balance sheet as of July 31, 2020. On the Effective Date, by operation of the Plan, all outstanding indebtedness under the Ferrellgas Partners Notes was discharged and cancelled. Pursuant to the Plan, Ferrellgas Partners issued an aggregate of 1.3 million Class B Units to holders of the Ferrellgas Partners Notes in satisfaction of their claims in respect of the Ferrellgas Partners Notes.
(5)	On the Effective Date, two wholly-owned subsidiaries of the operating partnership (referred to herein as the Escrow Issuers) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (referred to herein as the 2026 Notes) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (referred to herein as the 2029 Notes). On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.
(6)	During April 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured notes due 2025 (referred to herein as the 2025 Notes), $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. The outstanding principal amount of the 2025 Notes was due on April 15, 2025. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2025 Notes pursuant the terms of the indenture governing the 2025 Notes, with a redemption date of March 30, 2021, and all of the issued and outstanding 2025 Notes were redeemed on the Effective Date. The aggregate redemption price for the 2025 Notes was $806.2 million, consisting of principal, redemption premium and accrued and unpaid interest to the redemption date.

Senior secured revolving credit facility

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a Credit Agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $225.0 million for the issuance of letters of credit for a period of 60 days after March 30, 2021, reducing to $200.0 million thereafter.

All borrowings under the Credit Facility are guaranteed by the general partner and the direct and indirect subsidiaries of the operating partnership (other than Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC) and a limited-recourse guaranty from Ferrellgas Partners (limited to its equity interests in the operating partnership). Additionally, all borrowings are secured, on a first priority basis, by substantially all of the assets of the operating partnership and its subsidiaries and all of the equity interests in the operating partnership held by the general partner and Ferrellgas Partners.

Availability under the Credit Facility is, at any time, an amount equal to (a) the lesser of the revolving commitment (initially $350.0 million) and the Borrowing Base (as defined below) minus (b) the sum of the aggregate outstanding amount of borrowings under Credit Facility plus the undrawn amount of outstanding letters of credit under the Credit Facility plus unreimbursed drawings in respect of letters of credit (unless otherwise converted into revolving loans). The "Borrowing Base" equals the sum of: (a) $200.0 million, plus (b) 80% of the eligible accounts receivable of the operating partnership and its subsidiaries, plus (c) 70% of the eligible propane inventory of the operating partnership and its subsidiaries, valued at weighted average cost, less (d) certain reserves, as determined and subject to certain modifications by the administrative agent in its permitted discretion.

Amounts borrowed under the Credit Facility bear interest, at the operating partnership's option, at either (a) for base rate loans, (i) a base rate determined by reference to the highest of (A) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (B) the NYFRB Rate from time to time plus 0.50% per annum and (C) the Adjusted LIBO Rate for a one-month interest period plus 1.00% per annum plus (ii) a margin of 1.50% to 2.00% per annum depending on total net leverage or (b) for Eurodollar rate loans, (i) a rate determined by reference to the Adjusted LIBO Rate plus (ii) a margin of 2.50% to 3.00% per annum depending on total net leverage. The operating partnership will be required to pay an undrawn fee to the lenders on the average daily unused amount of the Credit Facility at a rate of 0.375% to 0.50% per annum depending on total net leverage.

The Credit Agreement contains customary representations, warranties, covenants and events of default.

The financial covenants in the Credit Agreement require the operating partnership to maintain: (1) a minimum interest coverage ratio (defined generally as the ratio of adjusted EBITDA to cash interest expense) of 2.50 to 1.00, (2) a maximum secured leverage ratio (defined generally as the ratio of total first priority secured indebtedness to adjusted EBITDA) of 2.50 to 1.00, and (3) a maximum total net leverage ratio (defined generally as the ratio of total indebtedness (net of unrestricted cash, subject to certain limits) to adjusted EBITDA) of 5.50 to 1.00 initially. The maximum total net leverage ratio adjusts to 5.25 to 1.00 starting with the quarter ending April 30, 2022, 5.00 to 1.00 starting with the quarter ending October 31, 2022, and 4.75 to 1.00 starting with the quarter ending April 30, 2023.

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to, among other things: incur indebtedness or liens; effect certain fundamental changes, including mergers, consolidations, liquidations, dissolutions and changes in line of business; make certain restricted payments, including distributions to holders of Preferred Units, Ferrellgas Partners and the general partner and redemptions of Preferred Units; make investments, loans or advances; dispose of assets; effect sale and leaseback transactions; enter into swap agreements; make optional payments and modifications of subordinated and other debt instruments; enter into transactions with affiliates; agree to negative pledge clauses and burdensome agreements; and effect amendments to organizational documents.

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023).

On June 11, 2021, Ferrellgas entered into the First Amendment to the Credit Agreement. See Note O – Subsequent events for further discussion.

Senior unsecured notes

As discussed above, on the Effective Date, (i) the Escrow Issuers issued $650.0 million aggregate principal amount of 2026 Notes and $825.0 million aggregate principal amount of 2029 Notes, and (ii) the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes upon the merger of the Escrow Issuers into the operating partnership and Ferrellgas Finance Corp., respectively. The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029

Notes of approximately $1,446.5 million, after deducting the initial purchaser’s discount and estimated offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units, as discussed in Note G – Preferred units, and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described above, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility, as described in Note E – Accounts and notes receivable, net.

The 2026 Notes and 2029 Notes are the senior unsecured obligations of the operating partnership and Ferrellgas Finance Corp. and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC.

The 2026 Notes may be redeemed prior to April 1, 2023 and the 2029 Notes may be redeemed prior to April 1, 2024 at the issuer’s option, in whole or in part, at a redemption price of par plus the applicable make-whole premium and accrued and unpaid interest. On and after April 1, 2023 and April 1, 2024, the 2026 Notes and the 2029 Notes, respectively, may be redeemed at the issuer’s option, in whole or in part, at the redemption prices set forth in the respective indenture governing such notes, plus accrued and unpaid interest. Beginning on April 1, 2025 and April 1, 2026, the 2026 Notes and 2029 Notes, respectively, may be redeemed at par plus accrued and unpaid interest.

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to: incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions (including distributions to holders of Preferred Units, Ferrellgas Partners and the general partner) or repurchase or redeem their equity interests (including redemptions of Preferred Units); repurchase or redeem certain debt; make certain other restricted payments or investments; sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting the operating partnership’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially of their assets. The indentures also restrict the ability of the general partner to engage in certain activities.

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited.

The scheduled principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2021	$580
2022	1,335
2023	899
2024	329
2025	199
Thereafter	1,475,019
Total	$1,478,361

Letters of credit outstanding at April 30, 2021 and July 31, 2020 totaled $138.2 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2021, Ferrellgas had available borrowing capacity under its Credit Facility of $211.8 million, which included remaining available letter of credit capacity of $86.8 million. At July 31, 2020, Ferrellgas did not have in place a credit facility providing for the issuance of letters of credit and had $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding. Additionally, at July 31, 2020, Ferrellgas also issued letters of credit of $50.0 million by utilizing our liquidity available on the terminated Accounts Receivable Facility.

G.    Preferred units

On the Effective Date, pursuant to the Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units, having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million. The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.8 million, after deduction of the purchase price discount and certain expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described in Note F - Debt, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility, as described in Note E – Accounts and notes receivable, net.

The following table summarizes the changes in the number of the Preferred Units:

Preferred Units
Balance at January 31, 2021	—
Preferred units issued	700,000
Balance at April 30, 2021	700,000

The preferences, rights, privileges and other terms of the Preferred Units are set forth in the OpCo LPA Amendment entered into by the general partner on the Effective Date (along with the Amended OpCo LPA) and are described below.

Issuer Redemption Right

The operating partnership has the right to redeem all or a portion of the Preferred Units for cash, pro rata and at any time and from time to time, including in connection with a Change of Control (as defined in the OpCo LPA Amendment), at an amount per Preferred Unit (the “Redemption Price”) equal to, without duplication, the sum of (a) the greater of (i) the amount necessary to result in a MOIC (as defined below) of 1.47x in respect of the purchase price, before discount, of such Preferred Unit, which is $1,000 per Preferred Unit (the “Purchase Price”), and (ii) the amount necessary to result in the applicable internal rate of return equal to 12.25%, which is increased by 150 basis points if the operating partnership has elected to pay more than four Quarterly Distributions (as defined below) in PIK Units (as defined below) and (b) the accumulated but unpaid Quarterly Distributions to the date of redemption, if any. A partial redemption of the Preferred Units is permitted only in the event the aggregate amount to be paid in respect of all Preferred Units included in such partial redemption is at least $25.0 million.

“MOIC” means, with respect to a Preferred Unit, a multiple on invested capital equal to the quotient determined by dividing (A) the sum of (x) the aggregate amount of all distributions made in cash with respect to such Preferred Unit prior to the applicable date of determination, with certain exclusions, plus (y) each Redemption Price paid in cash in respect of such Preferred Unit, on or prior to the applicable date of determination, by (B) the Purchase Price of such Preferred Unit.

Investor Redemption Right

In the event that (i) any Class B Units are outstanding, or (ii) (x) no Class B Units are outstanding and (y) no more than 233,300 Preferred Units are outstanding, at any time on and after the tenth anniversary of the Effective Date the Required Holders may elect, by delivery of written notice, to have the operating partnership fully redeem each remaining outstanding Preferred Unit for an amount in cash equal to the Redemption Price. “Required Holders” refers to both (i) holders owning at least 33.3% of the total Preferred Units outstanding at any time and (ii) certain initial affiliated purchasers, for so long as such initial affiliated purchasers collectively own at least 25% of the Preferred Units outstanding at such time.

In the event that (i) no Class B Units are outstanding and (ii) more than 233,300 Preferred Units are outstanding, the Required Holders will have the right to trigger a sale of the operating partnership after the tenth anniversary of the Effective Date. If the operating partnership fails to consummate a sale that would pay the Redemption Price in full within 180 days of written notice requiring such sale, the Required Holders will have the right to appoint a majority of the members of the Board of Directors of the general partner and initiate a sale of the operating partnership.

Change of Control

Upon a Change of Control (as defined in the OpCo LPA Amendment), the Required Holders will have the option to require the redemption of all or a portion of the Preferred Units in cash in an amount equal to the Redemption Price; provided, that such Redemption Price shall not be payable unless the operating partnership shall have first made any required change of control offer pursuant to the indentures governing the 2026 Notes and the 2029 Notes and purchased all such 2026 Notes and 2029 Notes tendered pursuant to such offer (unless otherwise waived by such noteholders); provided, further that the Redemption Price shall be paid immediately following the purchase of such tendered Notes (if any).

Ferrellgas identified the issuer redemption right, the investor redemption right, and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at April 30, 2021, are immaterial to the financial statements.

Distributions

Pursuant to the OpCo LPA Amendment, the operating partnership will pay to the holders of each Preferred Unit a cumulative, quarterly distribution (the "Quarterly Distribution") at the Distribution Rate (as defined below) on the Purchase Price.

"Distribution Rate" means, for the first five years after March 30, 2021, a rate per annum equal to 8.956%, with certain increases in the Distribution Rate on each of the 5th, 6th and 7th anniversaries of March 30, 2021, subject to a maximum rate of 11.125% and certain other adjustments and exceptions.

The Quarterly Distribution will be paid in cash; provided, that the operating partnership may, at its option in its sole discretion, pay any Quarterly Distribution "in kind" through the issuance of additional Preferred Units ("PIK Units") at the quarterly Distribution Rate plus an applicable premium that escalates each year from 75 bps to 300 bps so long as the Preferred Units remain outstanding. In the event the operating partnership fails to make any Quarterly Distribution in cash, such Quarterly Distribution will automatically be paid in PIK Units.

The Distribution Rate on the Preferred Units will increase upon violation of certain protective provisions for the benefit of Preferred Unit holders notwithstanding the cap mentioned above.

As of April 30, 2021, the Quarterly Distribution accrued was $8.0 million, reflecting a prorated distribution amount for the period from the Effective Date to April 30, and the Quarterly Distribution in that amount was paid in cash to holders of Preferred Units on May 17, 2021.

Tax Distributions

For any quarter in which the operating partnership makes a Quarterly Distribution in PIK Units in lieu of cash, it will be required to make a subsequent cash tax distribution for such quarter in an amount equal to the (i) the lesser of (x) 25% and (y) the highest combined federal, state and local tax rate applicable for corporations organized in New York, multiplied by (ii) the excess (if any) of (A) one-fourth (1/4th) of the estimated taxable income to be allocated to the holders of Preferred Units for the year in which the Quarterly Tax Payment Date (which refers to certain specified dates that next follow a Quarterly Distribution date on which PIK Units were issued) occurs, over (B) any cash paid on the Quarterly Distribution date immediately preceding the Quarterly Tax Payment Date on which a quarterly tax amount would otherwise be paid (such amount, the "Tax Distribution"). Tax Distributions are treated as advances against, and reduce, future cash distributions for any reason, including payments in redemption of Preferred Units or PIK Units, or payments to the holders in their capacity as such pursuant to any side letter or other agreement.

Additional Amounts for Certain Purchasers

The operating partnership is required to pay certain additional amounts of cash (the “Additional Amounts”) as necessary to certain holders of Preferred Units that hold their interests through a “blocker,” which is a U.S. entity that is owned and organized by certain original purchasers of Preferred Units who are non-U.S. persons or tax exempt for U.S. tax purposes and is treated as a corporation for U.S. tax purposes. Only certain original purchasers of Preferred Units who hold their Preferred Units through such blockers are, and none of their transferees is, entitled to Additional Amounts. Additional Amounts are capped at the lesser of: (a) the product of 20% multiplied by taxable income allocated to a “blocker” (as defined) divided by 0.8, and (b) the actual taxes payable by the “blocker” as a result of holding Senior Preferred Units.

Board Rights

For so long as at least 140,000 Preferred Units remain outstanding, holders of the Preferred Units have the right to designate one director to the Board of the general partner, subject to approval by the general partner.

Protective Provisions

The OpCo LPA Amendment and the Amended Ferrellgas Partners LPA include, among other things, certain covenants for the benefit of holders of Preferred Units applicable to the operating partnership and, in certain instances, Ferrellgas Partners, for so long as at least $35,000,000 of Preferred Units and PIK Units remain outstanding. These covenants include, among other things, limitations on (i) effecting a Change of Control, (ii) amending organizational documents, (iii) issuing certain equity securities, (iv) issuing Preferred Units, (v) filing for bankruptcy, (vi) non-ordinary course investments, and (vii) incurring certain levels of indebtedness.

Ranking and Liquidation Preference

The Preferred Units rank senior to any other class or series of equity interests of the operating partnership (including the partnership interests held by Ferrellgas Partners and the general partner). Upon a liquidation, dissolution or winding up of the operating partnership, each holder of Preferred Units will be entitled to receive, prior and in preference to any distribution of any assets of the operating partnership to the holders of any other class or series of equity interests in the operating partnership (including Ferrellgas Partners and the general partner), an amount per Preferred Unit equal to the Redemption Price.

Restrictions on Cash Distributions to Ferrellgas Partners and the General Partner

The operating partnership is permitted to make distributions of Available Cash (as defined in the Amended OpCo LPA) to Ferrellgas Partners and the general partner only if (i) the operating partnership has made all required Quarterly Distributions (in cash or PIK Units), Tax Distributions and payments of Additional Amounts, (ii) the operating partnership has redeemed all PIK Units issued, (iii) the operating partnership’s consolidated net leverage (defined generally to mean the ratio of the operating partnership’s consolidated total net debt (including the total redemption price of all outstanding Preferred Units and PIK Units but excluding certain letters of credit and capital lease obligations) as of each Quarterly Distribution Date to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is below 7.25x through May 15, 2022 and 7.00x thereafter, net of cash, immediately before and after giving effect to such distribution, (iv) the operating partnership has at least $100 million of liquidity, consisting of unrestricted cash on hand and available capacity under the Credit Agreement or any replacement thereof, and (v) the operating partnership is in compliance with the other protective provisions in the OpCo LPA Amendment.

H.    Equity

Reverse Unit Split

As described in the Note A – Partnership organization and formation under “—Recent Developments—Transactions— Amended Partnership Agreements of Ferrellgas Partners and the Operating Partnership,” on the Effective Date, Ferrellgas Partners effected a 1-for-20 reverse unit split in which holders of its then-outstanding common units received one Class A Unit for every twenty common units held. No fractional Class A Units were issued in connection with the reverse unit split. If, as a result of the reverse unit split, a unitholder would otherwise have been entitled to a fractional Class A Unit, the number of Class A Units such unitholder received was rounded up or down to the nearest whole Class A Unit, with a fraction of one-half or less being rounded down. The reverse unit split resulted in a reduction of our previously outstanding common units from 97,152,665 common units to 4,857,605 Class A Units. All references to common units and per unit data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the reverse unit split on a retroactive basis.

Class B Units

As discussed in the Note A – Partnership organization and formation under “—Recent Developments—Transactions— Satisfaction of Ferrellgas Partners Notes; Issuance of Class B Units to Holders of Ferrellgas Partners Notes”, on the Effective Date, Ferrellgas Partners issued 1.3 million Class B Units to the holders of the Ferrellgas Partners Notes in exchange for such holders’ contribution of the Ferrellgas Partners Notes to Ferrellgas Partners as a capital contribution and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. The terms of the Class B Units are set forth in the Amended Ferrellgas Partners LPA entered into by the general partner on the Effective Date.

Ferrellgas Partners may, subject to certain conditions, issue additional Class A Units to such parties as determined at the discretion of Ferrellgas Partners, upon consent by the holders of the requisite percentage of Class B Units as specified in the Amended Ferrellgas Partners LPA (the “Requisite Class B Units”), which refers to: (i) if the initial majority holder of Class B Units holds at least 50% of Class B Units, holders of at least 50% of the outstanding Class B Units, or (ii) if the initial majority holder of Class B Units holds less than 50% of Class B Units, holders of at least one-third of the outstanding Class B Units.

Distributions by Ferrellgas Partners to its partners are required to be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1 until holders of Class B Units receive distributions in the aggregate amount equaling $357.0 million (which was the outstanding principal amount of the Ferrellgas Partners Notes), upon receipt of which the Class B Units will be converted to Class A Units at the applicable conversion rate, set forth in the table below, at the option of Ferrellgas Partners in the first five years after the Effective Date and, thereafter, automatically upon distribution of $357.0 million.

Year Post-Emergence	Conversion Factor
Y1	1.75x
Y2	2.00x
Y3	3.50x
Y4	4.00x
Y5	5.00x
Y6	6.00x
Y7	7.00x
Y8	10.00x
Y9	12.00x
Y10	25.00x

In the first five years after the Effective Date, Ferrellgas Partners may redeem the Class B Units, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit, less any cash distributed prior to the redemption, if called in the first year after issuance.

During the first five years following the Effective Date, after Ferrellgas Partners has distributed $356 million in distributions to holders of the Class B Units, Ferrellgas Partners will have the option to hold cash for six months at either Ferrellgas Partners or Ferrellgas Partners Finance Corp. for the sole purpose of redeeming the Class B Units; provided, however, if the funds held are not used to redeem the Class B Units, such funds will either be distributed to holders of the Class B Units, holders of the Class A Units and the general partner or returned to the operating partnership.

Ferrellgas Partners will only be able to call the Class B Units to the extent it receives sufficient distributions from the operating partnership, and the operating partnership is limited in its ability to make distributions by the indentures that govern the 2026 Notes and the 2029 Notes, the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units.

The holders of Class B Units will have the right to acquire the general partner interests in Ferrellgas Partners and the operating partnership, without the approval of the general partner, Ferrellgas Partners, the holders of the Class A Units or the operating partnership, if the Class B Units are still outstanding and have not been converted to Class A Units by the earlier of (i) a material breach of the covenants in favor of the Class B Units under the Amended Ferrellgas Partners LPA or the Amended OpCo LPA that is not cured within the time period specified therein and (ii) the 10th anniversary of the Effective Date.

Board Rights

The holders of Class B units will be permitted to designate one independent director to the Board of the general partner in accordance with a voting agreement among the general partner, Ferrell Companies, Inc. ("FCI"), the sole stockholder of the general partner, and the holders of the Class B units and the general partner's bylaws.

Fair Value

The fair value of Class B Units approximates the carrying value of the principal and interest of the Ferrellgas Partners Notes of $390.1 million and thus no gain (loss) on extinguishment was recognized.

Class A Units

As of April 30, 2021 and July 31, 2020, limited partner Class A Units were beneficially owned by the following:

	April 30, 2021	July 31, 2020
Public Class A unitholders (1)	3,480,621	3,480,621
Ferrell Companies (2)	1,126,468	1,126,468
FCI Trading Corp. (3)	9,784	9,784
Ferrell Propane, Inc. (4)	2,560	2,560
James E. Ferrell (5)	238,172	238,172
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. ("FCI Trading") and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
(5)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Partnership distributions

Ferrellgas Partners did not pay any distributions to Class B Unitholders, Class A Unitholders or the general partner for the three months ended April 30, 2021.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2021 and 2020.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2021, the general partner made non-cash contributions of $46.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

During the nine months ended April 30, 2020, the general partner made non-cash contributions of $44.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

I.    Revenue from contracts with customers

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

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020
Retail - Sales to End Users	$392,838	$286,163	$945,833	$840,649
Wholesale - Sales to Resellers	140,015	103,686	381,357	291,445
Other Gas Sales	9,183	1,896	24,329	18,283
Other	22,694	20,385	67,665	65,800
Propane and related equipment revenues	$564,730	$412,130	$1,419,184	$1,216,177

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

The following table presents the opening and closing balances of Ferrellgas’ receivables, contract assets, and contract liabilities:

	April 30, 2021	July 31, 2020
Accounts receivable	$172,660	$108,483
Contract assets	$16,498	$7,079
Contract liabilities
Deferred revenue (1)	$39,378	$42,911
(1)	Of the beginning balance of deferred revenue, $34.3 million was recognized as revenue during the nine months ended April 30, 2021.

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

J.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2021 and July 31, 2020:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$33,914	$—	$33,914
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,731)	$—	$(1,731)

July 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,112	$—	$3,112
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,425)	$—	$(5,425)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2021 and

July 31, 2020, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,462.4 million and $2,177.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Class B Units

The fair value of Class B units approximates the carrying value of the principal and interest of the Ferrellgas Partners Notes of $390.1 million and thus no gain (loss) on extinguishment was recognized.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2021 and 2020, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of April 30, 2021 and July 31, 2020:

	Final	April 30, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Prepaid expenses and other current assets	$29,612	Other current liabilities	$833
Commodity derivatives-propane		Other assets, net	4,302	Other liabilities	898
		Total	$33,914	Total	$1,731

	Final	July 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$2,846	Other current liabilities	$5,029
Commodity derivatives-propane		Other assets, net	266	Other liabilities	396
		Total	$3,112	Total	$5,425

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2021 and July 31, 2020, respectively:

	April 30, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,972	Other current liabilities	$34,581
	Other assets, net	3,447	Other liabilities	4,282
		$18,419		$38,863

	July 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,398	Other current liabilities	$510
	Other assets, net	1,433	Other liabilities	—
		$15,831		$510

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2021 and 2020 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2021
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$20,446	Cost of product sold- propane and other gas liquids sales	$22,383	$—
	$20,446		$22,383	$—

	For the three months ended April 30, 2020
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(11,501)	Cost of product sold- propane and other gas liquids sales	$(14,073)	$—
	$(11,501)		$(14,073)	$—

	For the nine months ended April 30, 2021
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$63,170	Cost of sales-propane and other gas liquids sales	$28,674	$—
	$63,170		$28,674	$—

	For the nine months ended April 30, 2020
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(36,340)	Cost of sales-propane and other gas liquids sales	$(30,318)	$—
	$(36,340)		$(30,318)	$—

The changes in derivatives included in AOCI for the nine months ended April 30, 2021 and 2020 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2021	2020
Beginning balance	$(2,313)	$(14,756)
Change in value of risk management commodity derivatives	63,170	(36,340)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(28,674)	30,318
Ending balance	$32,183	$(20,778)

Ferrellgas expects to reclassify net gains of approximately $28.8 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the nine months ended April 30, 2021 and 2020, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2021, Ferrellgas had financial derivative contracts covering 5.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2021, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2021.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020
Operating expense	$64,242	$67,241	$195,817	$203,796

General and administrative expense	$6,194	$7,705	$23,348	$21,668

See additional discussions about transactions with the general partner and related parties in Note H – Equity.

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

N.    Net earnings (loss) per unitholders’ interest

Below is a calculation of the basic and diluted net loss per Class A unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020

	(in thousands, except per common unit amounts)
Class A unitholders’ interest in net loss	$(74,057)	$(15,239)	$(57,024)	$(12,405)
Weighted average common units outstanding (in thousands)	4,857.6	4,857.6	4,857.6	4,857.6
Basic and diluted net loss per Class A common unit	$(15.25)	$(3.14)	$(11.74)	$(2.55)

Class B units considerations

The Class B units meet the definition of a participating security and the two-class method is required. For any periods in which earnings are recognized, the earnings will be allocated between the Class B units and the Class A units on a six-to-one basis. For any periods in which losses are recognized, no effect is given to the Class B units as they do not contractually participate in the losses of Ferrellgas.

In addition, Ferrellgas has the option to redeem all, but not less than all, of the Class B units outstanding at any time on or prior to the fifth anniversary of the Effective Date for cash. This call option does not impact the dilutive effect of net earnings (loss) per common unit due to the cash-only redemption provision, which is assumed, therefore there would be no dilutive effect.

O.    Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements, except as follows.

On June 11, 2021, Ferrellgas Partners, Ferrellgas, Inc. and certain subsidiaries of Ferrellgas Partners, as guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders (the “Agent”), entered into a First Amendment to Credit Agreement (the “Credit Agreement Amendment”) which amends its existing Credit Agreement, dated as of March 30, 2021 (the “Existing Credit Agreement”). The Credit Agreement Amendment does not alter the size or tenor of the loans provided (a four-year revolving credit facility in an aggregate principal amount of up to $350.0 million).

The Credit Agreement Amendment, which has an effective date of April 30, 2021, amends the financial covenant requiring Ferrellgas Partners and its subsidiaries to maintain a specified consolidated Minimum Interest Coverage Ratio (“Minimum Coverage Ratio”) of at least 2.50 to 1.00 as of the end of each fiscal quarter for the period consisting of the trailing four fiscal quarters by (i) waiving the financial covenant for the trailing four fiscal quarters ending April 30, 2021 and (ii) annualizing the consolidated cash interest charges component of the covenant for (a) the fiscal quarter ending on July 31, 2021, (b) the two fiscal quarters ending on October 31, 2021, and (c) the three fiscal quarters ending on January 31, 2022. In addition, the Credit Agreement Amendment waives compliance with the representations related to the accuracy of the information set forth in Schedules 4.12 and 4.29 to the Existing Credit Agreement and any default arising therefrom. The Credit Agreement Amendment further amends and replaces Schedules 4.12 and 4.29 in their entirety. In addition, the Credit Agreement Amendment modifies the timing for payment of certain fees and modifies certain provisions relating to the timing and delivery of collateral documents as well as certain other deliverables.

The foregoing description of the Credit Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment to the Credit Agreement, which is filed or incorporated by reference as Exhibit 10.29.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2021	July 31, 2020
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	—	1,850
Total assets	$1,000	$2,850

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	39,486	38,846
Accumulated deficit	(39,486)	(36,996)
Total stockholder’s equity	$1,000	$2,850

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020
General and administrative expense	$341	$3,087	$2,490	$3,977

Net loss	$(341)	$(3,087)	$(2,490)	$(3,977)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,490)	$(3,977)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,850	1,858
Cash used in operating activities	(640)	(2,119)

Cash flows from financing activities:
Capital contribution	640	2,119
Cash provided by financing activities	640	2,119

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000

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

Chapter 11 Bankruptcy Cases

As previously reported, on January 11, 2021, Ferrellgas Partners and the Finance Corp. filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases were jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021.

On March 5, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Second Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. (the “Plan”).

On March 30, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Confirmation Order was deemed binding upon Ferrellgas Partners, the Finance Corp. and all other parties affected by the Plan. In satisfying the conditions of the Plan, on the Effective Date, certain restructuring transactions by Ferrellgas Partners and certain financing transactions by Ferrellgas, L.P. were completed.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020, which Ferrellgas Partners failed to repay, and which obligation was only reported on Ferrellgas Partners’ condensed consolidated balance sheet. On the Effective Date, by operation of the Plan, all outstanding indebtedness under the Ferrellgas Partners Notes was discharged and cancelled. As of April 30, 2021, Ferrellgas Partners had no debt securities outstanding, and the Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $11,500 and $95,759 of restricted cash at April 30, 2021 and July 31, 2020, respectively)	$210,251	$333,755
Accounts and notes receivable, net (including $103,703 of accounts receivable pledged as collateral at July 31, 2020)	170,516	101,438
Inventories	69,742	72,664
Prepaid expenses and other current assets	73,964	35,897
Total current assets	524,473	543,754

Property, plant and equipment, net	582,838	591,042
Goodwill, net	246,946	247,195
Intangible assets (net of accumulated amortization of $429,135 and $423,290 at April 30, 2021 and July 31, 2020, respectively)	97,560	104,049
Operating lease right-of-use assets	93,341	107,349
Loan receivable - Ferrellgas Partners, L.P.	25,057	—
Other assets, net	86,914	74,748
Total assets	$1,657,129	$1,668,137

LIABILITIES, MEZZANINE AND EQUITY

Current liabilities:
Accounts payable	$54,320	$33,944
Current portion of long-term debt	1,565	502,095
Current operating lease liabilities	26,669	29,345
Other current liabilities	175,400	148,136
Total current liabilities	257,954	713,520

Long-term debt	1,443,095	1,646,396
Operating lease liabilities	78,498	89,022
Other liabilities	51,427	51,190
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2021)	651,854	—

Equity:
Limited partners	(849,381)	(821,462)
General partner	(8,501)	(8,216)
Accumulated other comprehensive income (loss)	32,183	(2,313)
Total equity	(825,699)	(831,991)
Total liabilities, mezzanine and equity	$1,657,129	$1,668,137

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020

Revenues:
Propane and other gas liquids sales	$542,036	$391,745	$1,351,519	$1,150,377
Other	22,694	20,385	67,665	65,800
Total revenues	564,730	412,130	1,419,184	1,216,177

Costs and expenses:
Cost of sales - propane and other gas liquids sales	298,386	176,265	706,790	548,136
Cost of sales - other	2,985	2,740	10,156	9,774
Operating expense - personnel, vehicle, plant and other	124,624	121,558	348,898	364,334
Operating expense - equipment lease expense	6,770	8,075	20,462	24,724
Depreciation and amortization expense	21,281	20,366	63,920	59,380
General and administrative expense	15,203	12,555	48,533	36,336
Non-cash employee stock ownership plan compensation charge	811	757	2,281	2,182
Loss on asset sales and disposals	1,345	1,859	2,238	6,242

Operating income	93,325	67,955	215,906	165,069

Interest expense	(42,189)	(38,006)	(135,239)	(113,573)
Loss on extinguishment of debt	(107,968)	(37,399)	(107,968)	(37,399)
Other income (expense), net	1,552	(158)	5,419	(214)

Earnings (loss) before income taxes	(55,280)	(7,608)	(21,882)	13,883

Income tax expense	193	112	592	745

Net earnings (loss)	$(55,473)	$(7,720)	$(22,474)	$13,138

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020

Net earnings (loss)	$(55,473)	$(7,720)	$(22,474)	$13,138
Other comprehensive income (loss):
Change in value of risk management derivatives	20,446	(11,501)	63,170	(36,340)
Reclassification of (gains) losses on derivatives to earnings, net	(22,383)	14,073	(28,674)	30,318
Pension liability adjustment	—	—	—	(109)
Other comprehensive income (loss)	(1,937)	2,572	34,496	(6,131)
Comprehensive income (loss)	$(57,410)	$(5,148)	$12,022	$7,007

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	equity
Balance at July 31, 2020	$(821,462)	$(8,216)	$(2,313)	$(831,991)
Contributions in connection with non-cash ESOP compensation charges	701	7	—	708
Net loss	(38,360)	(391)	—	(38,751)
Other comprehensive income	—	—	7,917	7,917
Balance at October 31, 2020	(859,121)	(8,600)	5,604	(862,117)
Contributions in connection with non-cash ESOP compensation charges	754	8	—	762
Net earnings	71,026	724	—	71,750
Other comprehensive income	—	—	28,516	28,516
Balance at January 31, 2021	(787,341)	(7,868)	34,120	(761,089)
Contributions in connection with non-cash ESOP compensation charges	803	8	—	811
Net earnings allocated to preferred units	(8,011)	—	—	(8,011)
Net loss	(54,832)	(641)	—	(55,473)
Other comprehensive loss	—	—	(1,937)	(1,937)
Balance at April 30, 2021	$(849,381)	$(8,501)	$32,183	$(825,699)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	loss	equity
Balance at July 31, 2019	$(758,186)	$(7,570)	$(14,647)	$(780,403)
Contributions in connection with non-cash ESOP compensation charges	787	8	—	795
Cumulative adjustment for lease accounting standard	(1,361)	(14)	—	(1,375)
Distributions	(100)	(1)	—	(101)
Net loss	(36,525)	(373)	—	(36,898)
Other comprehensive loss	—	—	(6,148)	(6,148)
Balance at October 31, 2019	(795,385)	(7,950)	(20,795)	(824,130)
Contributions in connection with non-cash ESOP compensation charges	624	6	—	630
Distributions	(15,396)	(157)	—	(15,553)
Net earnings	57,172	584	—	57,756
Other comprehensive loss	—	—	(2,555)	(2,555)
Balance at January 31, 2020	(752,985)	$(7,517)	(23,350)	(783,852)
Contributions in connection with non-cash ESOP compensation charges	749	8	—	757
Net loss	(7,642)	(78)	—	(7,720)
Other comprehensive income	—	—	2,572	2,572
Balance at April 30, 2020	$(759,878)	$(7,587)	$(20,778)	$(788,243)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$(22,474)	$13,138
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	63,920	59,380
Non-cash employee stock ownership plan compensation charge	2,281	2,182
Loss on asset sales and disposals	2,238	6,242
Loss on extinguishment of debt	107,968	37,399
Provision for expected credit losses	3,479	1,586
Deferred income tax expense	—	554
Other	6,524	7,555
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(72,557)	(26,942)
Inventories	2,922	15,245
Prepaid expenses and other current assets	(11,300)	(6,704)
Accounts payable	20,520	4,236
Accrued interest expense	(26,757)	25,010
Other current liabilities	28,099	(7,949)
Other assets and liabilities	5,401	363
Net cash provided by operating activities	110,264	131,295

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(6,400)
Capital expenditures	(50,470)	(57,251)
Proceeds from sale of assets	3,707	2,510
Cash payments to construct assets in connection with future lease transactions	(603)	(37,042)
Cash receipts in connection with leased vehicles	391	21,995
Loan to Ferrellgas Partners, L.P.	(23,808)	—
Net cash used in investing activities	(70,783)	(76,188)

Cash flows from financing activities:
Distributions	—	(15,654)
Proceeds from sale of preferred units, net of issue discount and offering costs	670,429	—
Proceeds from issuance of long-term debt	1,475,000	703,750
Payments on long-term debt	(1,540)	(1,422)
Payment for settlement and early extinguishment of liabilities	(2,175,000)	(283,863)
Payment of redemption premium on debt extinguishment	(83,072)	(17,516)
Net reductions in short-term borrowings	—	(43,000)
Cash payments for principal portion of finance lease liability	(5,282)	(944)
Net additions to collateralized short-term borrowings	—	(62,000)
Cash paid for financing costs	(43,520)	(26,667)
Net cash provided by (used in) financing activities	(162,985)	252,684

Net change in cash and cash equivalents	(123,504)	307,791
Cash and cash equivalents - beginning of period	333,755	11,046
Cash, cash equivalents and restricted cash - end of period	$210,251	$318,837

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas, L.P. (the “operating partnership”) is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in, and consolidates, the operating partnership. Ferrellgas, Inc., a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, Inc., a Kansas corporation (“Ferrell Companies”), is the sole general partner of Ferrellgas Partners and of the operating partnership. Ferrellgas, Inc. has retained an approximate 1% general partner economic interest in Ferrellgas Partners and also holds an approximate 1% general partner economic interest in the operating partnership, representing an effective 2% general partner economic interest in the operating partnership on a combined basis.

As the sole general partner of Ferrellgas Partners and the operating partnership, Ferrellgas, Inc. performs all management functions required by Ferrellgas Partners and the operating partnership. Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are governed by their respective partnership agreements. These agreements contain specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

The operating partnership owns a 100% equity interest in Ferrellgas Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of debt issued by the operating partnership.

The operating partnership is primarily engaged in the retail distribution of propane and related equipment sales. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. The operating partnership serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

Due to seasonality, the results of operations for the nine months ended April 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2021.

The condensed consolidated financial statements of the operating partnership and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2020.

Recent Developments

Chapter 11 Bankruptcy Cases

As previously reported, on January 11, 2021, Ferrellgas Partners and Ferrellgas Partners Finance Corp. filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases were jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021.

On March 5, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Second Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. (the “Plan”).

On March 30, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Confirmation Order was deemed binding upon Ferrellgas Partners, Ferrellgas Partners Finance Corp. and all other parties affected by the Plan. In satisfying the conditions of the Plan, on the Effective Date, certain restructuring transactions by Ferrellgas Partners and certain financing transactions by the operating partnership were completed, as further described under “–Transactions” below.

Transactions

Satisfaction of Ferrellgas Partners Notes; Issuance of Class B Units to Holders of Ferrellgas Partners Notes

On the Effective Date, by operation of the Plan, all outstanding indebtedness (including accrued interest) of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under their $357.0 million aggregate principal amount of 8.625% senior unsecured notes due June 2020 (the “Ferrellgas Partners Notes”) were discharged and cancelled.

Pursuant to the Plan, Ferrellgas Partners issued an aggregate of 1.3 million of its Class B Units to holders of the Ferrellgas Partners Notes in satisfaction of their claims in respect of the Ferrellgas Partners Notes.

Issuance of Preferred Units

On the Effective Date, the operating partnership and the general partner (in its capacity as the general partner of operating partnership) entered into an Investment Agreement (the “Investment Agreement”) with certain purchasers named therein, pursuant to which, on the Effective Date, the operating partnership issued and sold to such purchasers an aggregate of 700,000 Senior Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million.

The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.8 million, after deducting the purchase price discount and certain expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes (as defined and described below) and cash on hand, (i) to redeem (or satisfy and discharge and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. See Note G – Preferred units for additional discussion.

Issuance of Senior Unsecured Notes

On the Effective Date, two wholly-owned subsidiaries of the operating partnership (the “Escrow Issuers”) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”), in each case, at an offering price equal to 100% of the principal amount thereof. On the Effective Date and immediately after the issuance of the 2026 Notes and the 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes.

The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,446.5 million, after deducting the initial purchaser’s discount and offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. See Note F – Debt for additional discussion.

Redemption of Previously Issued Senior Notes

Prior to the Effective Date, the operating partnership delivered notices of redemption of all its previously issued and outstanding 10.00% senior secured notes due 2025 (the “2025 Notes”), 6.50% senior unsecured notes due 2021 (the “2021 Notes”), 6.75% senior unsecured notes due 2022 (the “2022 Notes”) and 6.75% senior unsecured notes due 2023 (the “2023 Notes”), in the aggregate combined principal amount for all such notes of $2,175.0 million, pursuant the terms of the indentures governing those notes, with a redemption date of March 30, 2021 for the 2025 Notes and April 5, 2021 for the 2021 Notes, the 2022 Notes and the 2023 Notes.

On the Effective Date, the operating partnership redeemed all of the issued and outstanding 2025 Notes. Also on the Effective Date, the operating partnership (i) satisfied and discharged the indentures governing the 2021 Notes, the 2022 Notes and the 2023 Notes by irrevocably depositing with the applicable trustees under such indentures funds in an amount sufficient to pay the redemption price for all of such notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the applicable trustees to apply such funds to the redemption of such notes on April 5, 2021. As a result, as of the Effective Date, the indentures governing the 2021 Notes, the 2022 Notes and the 2023 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2021 Notes, 2022 Notes and 2023 Notes were redeemed on April 5, 2021.

The aggregate redemption price for the 2021 Notes, the 2022 Notes, the 2023 Notes and the 2025 Notes was approximately $2,320.9 million, consisting of principal, redemption premium (in the case of the 2023 Notes and the 2025 Notes) and accrued and unpaid interest to the applicable redemption date. See Note F – Debt for additional discussion.

Credit Agreement

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a Credit Agreement, which provides for a four-year revolving credit facility in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $225.0 million for the issuance of letters of credit for a period of 60 days after March 30, 2021, reducing to $200.0 million thereafter. See Note F – Debt for additional discussion.

Termination of Accounts Receivable Securitization Facility

On the Effective Date, the operating partnership and its receivables subsidiary repaid all of the outstanding obligations and fees under the then-existing accounts receivable securitization facility and terminated that facility. See Note E – Accounts and notes receivable, net for additional discussion.

Amended Partnership Agreement

On the Effective Date, the general partner executed (i) the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”), which amended and restated in its entirety the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas L.P., and (ii) a First Amendment to the Amended OpCo LPA (the “OpCo LPA First Amendment”), which sets forth the preferences, rights, privileges and other terms of the Preferred Units.

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

Allowance for expected credit losses

Ferrellgas, L.P. closely monitors accounts receivable balances and estimates the allowance for expected credit losses. The estimate is primarily based on historical collection experience and other factors, including those related to current market conditions and events. The expected credit losses associated with accounts receivable have not historically been material and the adoption impact on Ferrellgas, L.P.’s allowance for expected credit losses was immaterial as of April 30, 2021.

(2) New accounting standards:

FASB Accounting Standard Update No. 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Ferrellgas, L.P. adopted the amended guidance effective August 1, 2020. The adoption of this standard did not have a material impact on the condensed consolidated financial statements..

C. Leases

The following table provides the operating and financing ROU assets and lease liabilities as of April 30, 2021 and July 31, 2020:

Leases	Classification	April 30, 2021	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$93,341	$107,349
Financing lease assets	Other assets, net	36,747	41,426
Total leased assets		$130,088	$148,775

Liabilities
Current
Operating	Current operating lease liabilities	$26,669	$29,345
Financing	Other current liabilities	7,460	6,955
Noncurrent
Operating	Operating lease liabilities	78,498	89,022
Financing	Other liabilities	29,559	33,473
Total leased liabilities		$142,186	$158,795

The following table provides the lease expenses for the three and nine months ended April 30, 2021 and 2020:

		For the three months ended April 30,		For the nine months ended April 30,
Leases expense	Classification	2021	2020	2021	2020

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,846	$1,946	$5,126	$5,351
	Operating expense - equipment lease expense	6,373	7,602	19,328	23,365
	Cost of sales - propane and other gas liquids sales	461	370	1,479	1,083
	General and administrative expense	(169)	528	307	1,491
Total operating lease expense		8,511	10,446	26,240	31,290

Short-term expense	Operating expense - personnel, vehicle, plant and other	2,003	1,512	5,908	5,478
	General and administrative expense	111	123	475	374
Total short-term expense		2,114	1,635	6,383	5,852

Variable lease expense	Operating expense - personnel, vehicle, plant and other	784	751	2,328	2,097
	Operating expense - equipment lease expense	397	473	1,134	1,359
Total variable lease expense		1,181	1,224	3,462	3,456

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	2,229	754	6,583	1,229
Interest on lease liabilities	Interest expense	933	183	2,841	543
Total finance lease expense		3,162	937	9,424	1,772

Total lease expense (a)		$14,968	$14,242	$45,509	$42,370

(a)	For the three and nine months ended April 30, 2021 Ferrellgas, L.P. also recognized $0.1 million and $0.4 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to various Midstream dispositions, and for which Ferrellgas does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of April 30, 2021 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2021	$10,376	$3,391	$13,767
2022	28,860	10,148	39,008
2023	36,674	8,149	44,823
2024	19,782	7,564	27,346
2025	13,943	7,577	21,520
Thereafter	21,931	11,559	33,490
Total lease payments	$131,566	$48,388	$179,954
Less: Imputed interest	26,399	11,369	37,768
Present value of lease liabilities	$105,167	$37,019	$142,186

The following table represents the weighted-average remaining lease term and discount rate as of April 30, 2021:

	As of April 30, 2021
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.9	8.3%
Finance leases	5.4	8.8%

Cash flow information is presented below:

	For the nine months ended April 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$26,454	$32,104

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$2,571	$543
Financing cash flows	$5,282	$944

D.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2021	July 31, 2020
Propane gas and related products	$56,369	$58,733
Appliances, parts and supplies, and other	13,373	13,931
Inventories	$69,742	$72,664

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2021, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 11.6 million gallons of propane at fixed prices.

Prepaid expenses and other current assets consist of the following:

	April 30, 2021	July 31, 2020
Broker margin deposit assets	$14,972	$14,398
Price risk management asset	29,612	2,846
Other	29,380	18,653
Prepaid expenses and other current assets	$73,964	$35,897

Other current liabilities consist of the following:

	April 30, 2021	July 31, 2020
Accrued interest	$7,754	$34,511
Customer deposits and advances	29,296	32,257
Accrued payroll	22,646	18,375
Accrued insurance	11,305	14,796
Broker margin deposit liability	34,581	510
Other	69,818	47,687
Other current liabilities	$175,400	$148,136

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020
Operating expense - personnel, vehicle, plant and other	$56,989	$54,664	$161,242	$167,666
Depreciation and amortization expense	3,347	2,007	9,828	5,883
Operating expense - equipment lease expense	5,551	8,308	17,227	23,934
	$65,887	$64,979	$188,297	$197,483

Cash and cash equivalents consist of the following:

	April 30, 2021	July 31, 2020
Cash and cash equivalents	$198,751	$237,996
Restricted cash (1)	11,500	95,759
Cash, cash equivalents and restricted cash	$210,251	$333,755

(1)	As of April 30, 2021, restricted cash includes an $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility. As of July 31, 2020, the $95.8 million of restricted cash includes $78.2 million of pledged cash collateral for letters of credit outstanding, the $11.5 million cash deposit made with the administrative agent under the terminated senior secured credit facility and $6.1 million of additional pledged collateral. For additional discussion see Note F – Debt.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2021	2020
Cash paid for:
Interest	$154,834	$81,023
Income taxes	$424	$1
Non-cash investing and financing activities:
Liability incurred in connection with Financing Agreement amendment	$—	$8,863
Change in accruals for property, plant and equipment additions	$(48)	$486
Lease liabilities arising from operating right-of-use assets	$7,315	$20,886
Lease liabilities arising from finance right-of-use assets	$1,904	$21,156
Accrued fees relating to senior preference units	$18,575	$—
Accrued senior preferred units distributions	$8,011	$—

E.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	April 30, 2021	July 31, 2020
Accounts receivable (a)	$175,510	$102,914
Note receivable	13,648	12,648
Less: Allowance for expected credit losses	(18,642)	(14,124)
Accounts and notes receivable, net	$170,516	$101,438

(a)	At July 31, 2020, $103.7 million was pledged as collateral under the terminated accounts receivable securitization facility, discussed below.

On March 30, 2021, Ferrellgas terminated the agreement governing the accounts receivable securitization facility, initially dated as of January 19, 2012 and as subsequently amended from time to time (the “Accounts Receivables Facility”). In connection with the termination of the Accounts Receivables Facility, Ferrellgas repaid all of the outstanding obligations and fees thereunder.

F.    Debt

Long-term debt

Long-term debt consists of the following:

	April 30, 2021	July 31, 2020
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$—	$500,000
Fixed rate, 6.75%, due 2023 (2)	—	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $937 at July 31, 2020 (3)	—	475,937
Fixed rate, 5.375%, due 2026 (4)	650,000	—
Fixed rate, 5.875%, due 2029 (4)	825,000	—

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,573 at July 31, 2020 (5)	—	703,573

Notes payable
7.7% and 9.4% weighted average interest rate at April 30, 2021 and July 31, 2020, respectively, due 2021 to 2029, net of unamortized discount of $296 and $537 at April 30, 2021 and July 31, 2020, respectively	3,063	4,564
Total debt, excluding unamortized debt issuance and other costs	1,478,063	2,184,074
Unamortized debt issuance and other costs	(33,403)	(35,583)
Less: current portion of long-term debt	1,565	502,095
Long-term debt	$1,443,095	$1,646,396
(1)	During November 2010, the operating partnership issued $500.0 million aggregate principal amount of 6.50% senior notes due 2021 (referred to herein as the 2021 Notes). The outstanding principal amount of the 2021 Notes was due on May 1, 2021. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2021 Notes pursuant the terms of the indenture governing the 2021 Notes, with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2021 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2021 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2021 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2021 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2021 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2021 Notes was $513.9 million, consisting of principal and accrued and unpaid interest to the redemption date.
(2)	During June 2015, the operating partnership issued $500.0 million aggregate principal amount of 6.75% senior notes due 2023 (referred to herein as the 2023 Notes). The outstanding principal amount of the 2023 Notes was due June 15, 2023. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2023 Notes pursuant the terms of the indenture governing the 2023 Notes, with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2023 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2023 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2023 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2023 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2023 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2023 Notes was $518.8 million, consisting of principal, redemption premium and accrued and unpaid interest to the redemption date.

(3)	During fiscal 2014, the operating partnership issued $475.0 million aggregate principal amount of 6.75% senior notes due 2022 (referred to herein as the 2022 Notes), $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. The outstanding principal amount of the 2022 Notes was due January 15, 2022. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2022 Notes pursuant the terms of the indenture governing the 2022 Notes, with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2022 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2022 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2022 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2022 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2022 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2022 Notes was $482.0 million, consisting of principal and accrued and unpaid interest to the redemption date.
(4)	On the Effective Date, two wholly-owned subsidiaries of the operating partnership (referred to herein as the Escrow Issuers) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (referred to herein as the 2026 Notes) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (referred to herein as the 2029 Notes). On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.
(5)	During April 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured notes due 2025 (referred to herein as the 2025 Notes), $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. The outstanding principal amount of the 2025 Notes was due on April 15, 2025. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2025 Notes pursuant the terms of the indenture governing the 2025 Notes, with a redemption date of March 30, 2021, and all of the issued and outstanding 2025 Notes were redeemed on the Effective Date. The aggregate redemption price for the 2025 Notes was $806.2 million, consisting of principal, redemption premium and accrued and unpaid interest to the redemption date.

Senior secured revolving credit facility

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a Credit Agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $225.0 million for the issuance of letters of credit for a period of 60 days after March 30, 2021, reducing to $200.0 million thereafter.

All borrowings under the Credit Facility are guaranteed by the general partner and the direct and indirect subsidiaries of the operating partnership (other than Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC) and a limited-recourse guaranty from Ferrellgas Partners (limited to its equity interests in the operating partnership). Additionally, all borrowings are secured, on a first priority basis, by substantially all of the assets of the operating partnership and its subsidiaries and all of the equity interests in the operating partnership held by the general partner and Ferrellgas Partners.

Availability under the Credit Facility is, at any time, an amount equal to (a) the lesser of the revolving commitment (initially $350.0 million) and the Borrowing Base (as defined below) minus (b) the sum of the aggregate outstanding amount of borrowings under Credit Facility plus the undrawn amount of outstanding letters of credit under the Credit Facility plus unreimbursed drawings in respect of letters of credit (unless otherwise converted into revolving loans). The "Borrowing Base" equals the sum of: (a) $200.0 million, plus (b) 80% of the eligible accounts receivable of the operating partnership and its subsidiaries, plus (c) 70% of the eligible propane inventory of the operating partnership and its subsidiaries, valued at weighted average cost, less (d) certain reserves, as determined and subject to certain modifications by the administrative agent in its permitted discretion.

Amounts borrowed under the Credit Facility bear interest, at the operating partnership's option, at either (a) for base rate loans, (i) a base rate determined by reference to the highest of (A) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (B) the NYFRB Rate from time to time plus 0.50% per annum and (C) the Adjusted LIBO Rate for a one-month interest period plus 1.00% per annum plus (ii) a margin of 1.50% to 2.00% per annum depending on total net leverage or (b) for Eurodollar rate loans, (i) a rate determined by reference to the Adjusted LIBO Rate plus (ii) a margin of 2.50% to 3.00% per annum depending on total net leverage. The operating partnership will be required to pay an undrawn fee to the lenders on the average daily unused amount of the Credit Facility at a rate of 0.375% to 0.50% per annum depending on total net leverage.

The Credit Agreement contains customary representations, warranties, covenants and events of default.

The financial covenants in the Credit Agreement require the operating partnership to maintain: (1) a minimum interest coverage ratio (defined generally as the ratio of adjusted EBITDA to cash interest expense) of 2.50 to 1.00, (2) a maximum secured leverage ratio (defined generally as the ratio of total first priority secured indebtedness to adjusted EBITDA) of 2.50 to 1.00, and (3) a maximum total net leverage ratio (defined generally as the ratio of total indebtedness (net of unrestricted cash, subject to certain limits) to adjusted EBITDA) of 5.50 to 1.00 initially. The maximum total net leverage ratio adjusts to 5.25 to 1.00 starting with the quarter ending April 30, 2022, 5.00 to 1.00 starting with the quarter ending October 31, 2022, and 4.75 to 1.00 starting with the quarter ending April 30, 2023.

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to, among other things: incur indebtedness or liens; effect certain fundamental changes, including mergers, consolidations, liquidations, dissolutions and changes in line of business; make certain restricted payments, including distributions to holders of Preferred Units, Ferrellgas Partners and the general partner and redemptions of Preferred Units; make investments, loans or advances; dispose of assets; effect sale and leaseback transactions; enter into swap agreements; make optional payments and modifications of subordinated and other debt instruments; enter into transactions with affiliates; agree to negative pledge clauses and burdensome agreements; and effect amendments to organizational documents.

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023).

On June 11, 2021, Ferrellgas, L.P. entered into the First Amendment to the Credit Agreement. See Note N – Subsequent events for further discussion.

Senior unsecured notes

As discussed above, on the Effective Date, (i) the Escrow Issuers issued $650.0 million aggregate principal amount of 2026 Notes and $825.0 million aggregate principal amount of 2029 Notes, and (ii) the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes upon the merger of the Escrow Issuers into the operating partnership and Ferrellgas Finance Corp., respectively. The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,446.5 million, after deducting the initial purchaser’s discount and estimated offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units, as discussed in Note G – Preferred units, and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described above, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility, as described in Note E – Accounts and notes receivable, net.

The 2026 Notes and 2029 Notes are the senior unsecured obligations of the operating partnership and Ferrellgas Finance Corp. and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC.

The 2026 Notes may be redeemed prior to April 1, 2023 and the 2029 Notes may be redeemed prior to April 1, 2024 at the issuer’s option, in whole or in part, at a redemption price of par plus the applicable make-whole premium and accrued and unpaid interest. On and after April 1, 2023 and April 1, 2024, the 2026 Notes and the 2029 Notes, respectively, may be redeemed at the issuer’s option, in whole or in part, at the redemption prices set forth in the respective indenture governing such notes, plus accrued and unpaid interest. Beginning on April 1, 2025 and April 1, 2026, the 2026 Notes and 2029 Notes, respectively, may be redeemed at par plus accrued and unpaid interest.

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to: incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions (including distributions to holders of Preferred Units, Ferrellgas Partners and the general partner) or repurchase or redeem their equity interests (including redemptions of Preferred Units); repurchase or redeem certain debt; make certain other restricted payments or investments; sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting the operating partnership’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially of their assets. The indentures also restrict the ability of the general partner to engage in certain activities.

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited.

The scheduled principal payments on long-term debt are as follows:

Payment due by fiscal year	Scheduled principal payments
2021	$580
2022	1,335
2023	899
2024	329
2025	199
Thereafter	1,475,019
Total	$1,478,361

Letters of credit outstanding at April 30, 2021 and July 31, 2020 totaled $138.2 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2021, Ferrellgas, L.P. had available borrowing capacity under its Credit Facility of $211.8 million, which included remaining available letter of credit capacity of $86.8 million. At July 31, 2020, Ferrellgas, L.P. did not have in place a credit facility providing for the issuance of letters of credit and had $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding. Additionally, at July 31, 2020, Ferrellgas, L.P. also issued letters of credit of $50.0 million by utilizing our liquidity available on the terminated accounts receivable securitization facility.

G.    Preferred units

On the Effective Date, pursuant to the Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units, having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million. The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.8 million, after deduction of the purchase price discount and certain expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described in Note F - Debt, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility, as described in Note E – Accounts and notes receivable, net.

The following table summarizes the changes in the number of the Preferred Units:

Preferred Units
Balance at January 31, 2021	—
Preferred units issued	700,000
Balance at April 30, 2021	700,000

The preferences, rights, privileges and other terms of the Preferred Units are set forth in the OpCo LPA Amendment entered into by the general partner on the Effective Date (along with the Amended OpCo LPA) and are described below.

Issuer Redemption Right

The operating partnership has the right to redeem all or a portion of the Preferred Units for cash, pro rata and at any time and from time to time, including in connection with a Change of Control (as defined in the OpCo LPA Amendment), at an amount per Preferred Unit (the “Redemption Price”) equal to, without duplication, the sum of (a) the greater of (i) the amount necessary to result in a MOIC (as defined below) of 1.47x in respect of the purchase price, before discount, of such Preferred Unit, which is $1,000 per Preferred Unit (the “Purchase Price”), and (ii) the amount necessary to result in the applicable internal rate of return equal to 12.25%, which is increased by 150 basis points if the operating partnership has elected to pay more than four Quarterly Distributions (as defined below) in PIK Units (as defined below) and (b) the accumulated but unpaid Quarterly Distributions to the date of redemption, if any. A partial redemption of the Preferred Units is permitted only in the event the aggregate amount to be paid in respect of all Preferred Units included in such partial redemption is at least $25.0 million.

“MOIC” means, with respect to a Preferred Unit, a multiple on invested capital equal to the quotient determined by dividing (A) the sum of (x) the aggregate amount of all distributions made in cash with respect to such Preferred Unit prior to the applicable date of determination, with certain exclusions, plus (y) each Redemption Price paid in cash in respect of such Preferred Unit, on or prior to the applicable date of determination, by (B) the Purchase Price of such Preferred Unit.

Investor Redemption Right

In the event that (i) any Class B Units are outstanding, or (ii) (x) no Class B Units are outstanding and (y) no more than 233,300 Preferred Units are outstanding, at any time on and after the tenth anniversary of the Effective Date the Required Holders may elect, by delivery of written notice, to have the operating partnership fully redeem each remaining outstanding Preferred Unit for an amount in cash equal to the Redemption Price. “Required Holders” refers to both (i) holders owning at least 33.3% of the total Preferred Units outstanding at any time and (ii) certain initial affiliated purchasers, for so long as such initial affiliated purchasers collectively own at least 25% of the Preferred Units outstanding at such time.

In the event that (i) no Class B Units are outstanding and (ii) more than 233,300 Preferred Units are outstanding, the Required Holders will have the right to trigger a sale of the operating partnership after the tenth anniversary of the Effective Date. If the operating partnership fails to consummate a sale that would pay the Redemption Price in full within 180 days of written notice requiring such sale, the Required Holders will have the right to appoint a majority of the members of the Board of Directors of the general partner and initiate a sale of the operating partnership.

Change of Control

Upon a Change of Control (as defined in the OpCo LPA Amendment), the Required Holders will have the option to require the redemption of all or a portion of the Preferred Units in cash in an amount equal to the Redemption Price; provided, that such Redemption Price shall not be payable unless the operating partnership shall have first made any required change of control offer pursuant to the indentures governing the 2026 Notes and the 2029 Notes and purchased all such 2026 Notes and 2029 Notes tendered pursuant to such offer (unless otherwise waived by such noteholders); provided, further that the Redemption Price shall be paid immediately following the purchase of such tendered Notes (if any).

Ferrellgas identified the issuer redemption right, the investor redemption right, and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at April 30, 2021, are immaterial to the financial statements.

Distributions

Pursuant to the OpCo LPA Amendment, the operating partnership will pay to the holders of each Preferred Unit a cumulative, quarterly distribution (the "Quarterly Distribution") at the Distribution Rate (as defined below) on the Purchase Price.

"Distribution Rate" means, for the first five years after March 30, 2021, a rate per annum equal to 8.956%, with certain increases in the Distribution Rate on each of the 5th, 6th and 7th anniversaries of March 30, 2021, subject to a maximum rate of 11.125% and certain other adjustments and exceptions.

The Quarterly Distribution will be paid in cash; provided, that the operating partnership may, at its option in its sole discretion, pay any Quarterly Distribution "in kind" through the issuance of additional Preferred Units ("PIK Units") at the quarterly Distribution Rate plus an applicable premium that escalates each year from 75 bps to 300 bps so long as the Preferred Units remain outstanding. In the event the operating partnership fails to make any Quarterly Distribution in cash, such Quarterly Distribution will automatically be paid in PIK Units.

The Distribution Rate on the Preferred Units will increase upon violation of certain protective provisions for the benefit of Preferred Unit holders notwithstanding the cap mentioned above.

As of April 30, 2021, the Quarterly Distribution accrued was $8.0 million, reflecting a prorated distribution amount for the period from the Effective Date to April 30, and the Quarterly Distribution in that amount was paid in cash to holders of Preferred Units on May 17, 2021.

Tax Distributions

For any quarter in which the operating partnership makes a Quarterly Distribution in PIK Units in lieu of cash, it will be required to make a subsequent cash tax distribution for such quarter in an amount equal to the (i) the lesser of (x) 25% and (y) the highest combined federal, state and local tax rate applicable for corporations organized in New York, multiplied by (ii) the excess (if any) of (A) one-fourth (1/4th) of the estimated taxable income to be allocated to the holders of Preferred Units for the year in which the Quarterly Tax Payment Date (which refers to certain specified dates that next follow a Quarterly Distribution date on which PIK Units were issued) occurs, over (B) any cash paid on the Quarterly Distribution date immediately preceding the Quarterly Tax Payment Date on which a quarterly tax amount would otherwise be paid (such amount, the "Tax Distribution"). Tax Distributions are treated as advances against, and reduce, future cash distributions for any reason, including payments in redemption of Preferred Units or PIK Units, or payments to the holders in their capacity as such pursuant to any side letter or other agreement.

Additional Amounts for Certain Purchasers

The operating partnership is required to pay certain additional amounts of cash (the “Additional Amounts”) as necessary to certain holders of Preferred Units that hold their interests through a “blocker,” which is a U.S. entity that is owned and organized by certain original purchasers of Preferred Units who are non-U.S. persons or tax exempt for U.S. tax purposes and is treated as a corporation for U.S. tax purposes. Only certain original purchasers of Preferred Units who hold their Preferred Units through such blockers are, and none of their transferees is, entitled to Additional Amounts. Additional Amounts are capped at the lesser of: (a) the product of 20% multiplied by taxable income allocated to a “blocker” (as defined) divided by 0.8, and (b) the actual taxes payable by the “blocker” as a result of holding Senior Preferred Units.

Board Rights

For so long as at least 140,000 Preferred Units remain outstanding, holders of the Preferred Units have the right to designate one director to the Board of the general partner, subject to approval by the general partner.

Protective Provisions

The OpCo LPA Amendment and the Amended Ferrellgas Partners LPA include, among other things, certain covenants for the benefit of holders of Preferred Units applicable to the operating partnership and, in certain instances, Ferrellgas Partners, for so long as at least $35,000,000 of Preferred Units and PIK Units remain outstanding. These covenants include, among other things, limitations on (i) effecting a Change of Control, (ii) amending organizational documents, (iii) issuing certain equity securities, (iv) issuing Preferred Units, (v) filing for bankruptcy, (vi) non-ordinary course investments, and (vii) incurring certain levels of indebtedness.

Ranking and Liquidation Preference

The Preferred Units rank senior to any other class or series of equity interests of the operating partnership (including the partnership interests held by Ferrellgas Partners and the general partner). Upon a liquidation, dissolution or winding up of the operating partnership, each holder of Preferred Units will be entitled to receive, prior and in preference to any distribution of any assets of the operating partnership to the holders of any other class or series of equity interests in the operating partnership (including Ferrellgas Partners and the general partner), an amount per Preferred Unit equal to the Redemption Price.

Restrictions on Cash Distributions to Ferrellgas Partners and the General Partner

The operating partnership is permitted to make distributions of Available Cash (as defined in the Amended OpCo LPA) to Ferrellgas Partners and the general partner only if (i) the operating partnership has made all required Quarterly Distributions (in cash or PIK Units), Tax Distributions and payments of Additional Amounts, (ii) the operating partnership has redeemed all PIK Units issued, (iii) the operating partnership’s consolidated net leverage (defined generally to mean the ratio of the operating partnership’s consolidated total net debt (including the total redemption price of all outstanding Preferred Units and PIK Units but excluding certain letters of credit and capital lease obligations) as of each Quarterly Distribution Date to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is below 7.25x through May 15, 2022 and 7.00x thereafter, net of cash, immediately before and after giving effect to such distribution, (iv) the operating partnership has at least $100 million of liquidity, consisting of unrestricted cash on hand and available capacity under the Credit Agreement or any replacement thereof, and (v) the operating partnership is in compliance with the other protective provisions in the OpCo LPA Amendment.

H.    Equity

Partnership distributions

Ferrellgas, L.P. has recognized the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020
Ferrellgas Partners	$—	$—	$—	$15,496
General partner	—	—	—	158

See additional discussions about transactions with related parties in Note K – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2021 and 2020.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2021, the general partner made non-cash contributions of $23.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the nine months ended April 30, 2020, the general partner made non-cash contributions of $22.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

I.    Revenue from contracts with customers

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

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020
Retail - Sales to End Users	$392,838	$286,163	$945,833	$840,649
Wholesale - Sales to Resellers	140,015	103,686	381,357	291,445
Other Gas Sales	9,183	1,896	24,329	18,283
Other	22,694	20,385	67,665	65,800
Propane and related equipment revenues	$564,730	$412,130	$1,419,184	$1,216,177

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

The following table presents the opening and closing balances of Ferrellgas, L.P.’s receivables, contract assets, and contract liabilities:

	April 30, 2021	July 31, 2020
Accounts receivable	$172,660	$108,483
Contract assets	$16,498	$7,079
Contract liabilities
Deferred revenue (1)	$39,378	$42,911
(1)	Of the beginning balance of deferred revenue, $34.3 million was recognized as revenue during the nine months ended April 30, 2021.

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

J.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2021 and July 31, 2020:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$33,914	$—	$33,914
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(1,731)	$—	$(1,731)

July 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,112	$—	$3,112
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,425)	$—	$(5,425)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2021 and July 31, 2020, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,462.4 million and $2,054.4 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas, L.P.’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2021 and 2020, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s condensed consolidated balance sheets as of April 30, 2021 and July 31, 2020:

	Final	April 30, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Prepaid expenses and other current assets	$29,612	Other current liabilities	$833
Commodity derivatives-propane		Other assets, net	4,302	Other liabilities	898
		Total	$33,914	Total	$1,731

	Final	July 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Prepaid expenses and other current assets	$2,846	Other current liabilities	$5,029
Commodity derivatives-propane		Other assets, net	266	Other liabilities	396
		Total	$3,112	Total	$5,425

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2021 and July 31, 2020, respectively:

	April 30, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,972	Other current liabilities	$34,581
	Other assets, net	3,447	Other liabilities	4,282
		$18,419		$38,863

	July 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,398	Other current liabilities	$510
	Other assets, net	1,433	Other liabilities	—
		$15,831		$510

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2021 and 2020 due to derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2021
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$20,446	Cost of product sold- propane and other gas liquids sales	$22,383	$—
	$20,446		$22,383	$—

	For the three months ended April 30, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(11,501)	Cost of product sold- propane and other gas liquids sales	$(14,073)	$—
	$(11,501)		$(14,073)	$—

	For the nine months ended April 30, 2021
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$63,170	Cost of sales-propane and other gas liquids sales	$28,674	$—
	$63,170		$28,674	$—

	For the nine months ended April 30, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(36,340)	Cost of sales-propane and other gas liquids sales	$(30,318)	$—
	$(36,340)		$(30,318)	$—

The changes in derivatives included in AOCI for the nine months ended April 30, 2021 and 2020 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2021	2020
Beginning balance	$(2,313)	$(14,756)
Change in value of risk management commodity derivatives	63,170	(36,340)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(28,674)	30,318
Ending balance	$32,183	$(20,778)

Ferrellgas, L.P. expects to reclassify net gains of approximately $28.8 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the nine months ended April 30, 2021 and 2020, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2021, Ferrellgas, L.P. had financial derivative contracts covering 5.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2021, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2021.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020
Operating expense	$64,242	$67,241	$195,817	$203,796

General and administrative expense	$6,194	$7,705	$23,348	$21,668

See additional discussions about transactions with the general partner and related parties in Note H – Equity.

Term loan credit agreement with Ferrellgas Partners, L.P.

On January 8, 2021, Ferrellgas, L.P. entered into a term loan credit agreement with Ferrellgas Partners, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. Interest income totaled $1.0 million and $1.3 million for the three and nine months ended April 30, 2021, respectively, and is classified in the “Other income (expense), net” line item on the condensed consolidated statements of operations.

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

On June 11, 2021, Ferrellgas Partners, Ferrellgas, Inc. and certain subsidiaries of Ferrellgas Partners, as guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders (the “Agent”), entered into a First Amendment to Credit Agreement (the “Credit Agreement Amendment”) which amends its existing Credit Agreement, dated as of March 30, 2021 (the “Existing Credit Agreement”). The Credit Agreement Amendment does not alter the size or tenor of the loans provided (a four-year revolving credit facility in an aggregate principal amount of up to $350.0 million).

The Credit Agreement Amendment, which has an effective date of April 30, 2021, amends the financial covenant requiring Ferrellgas Partners and its subsidiaries to maintain a specified consolidated Minimum Interest Coverage Ratio (“Minimum Coverage Ratio”) of at least 2.50 to 1.00 as of the end of each fiscal quarter for the period consisting of the trailing four fiscal quarters by (i) waiving the financial covenant for the trailing four fiscal quarters ending April 30, 2021 and (ii) annualizing the consolidated cash interest charges component of the covenant for (a) the fiscal quarter ending on July 31, 2021, (b) the two fiscal quarters ending on October 31, 2021, and (c) the three fiscal quarters ending on January 31, 2022. In addition, the Credit Agreement Amendment waives compliance with the representations related to the accuracy of the information set forth in Schedules 4.12 and 4.29 to the Existing Credit Agreement and any default arising therefrom. The Credit Agreement Amendment further amends and replaces Schedules 4.12 and 4.29 in their entirety. In addition, the Credit Agreement Amendment modifies the timing for payment of certain fees and modifies certain provisions relating to the timing and delivery of collateral documents as well as certain other deliverables.

The foregoing description of the Credit Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment to the Credit Agreement, which is filed or incorporated by reference as Exhibit 10.29.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2021	July 31, 2020
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	101,962	84,187
Accumulated deficit	(101,862)	(82,587)
Total stockholder's equity	$1,100	$2,600

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2021	2020	2021	2020
General and administrative expense	$17,419	$2,104	$19,275	$6,010

Net loss	$(17,419)	$(2,104)	$(19,275)	$(6,010)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,275)	$(6,010)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,500	1,841
Cash used in operating activities	(17,775)	(4,169)

Cash flows from financing activities:
Capital contribution	17,775	4,169
Cash provided by financing activities	17,775	4,169

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100

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

Chapter 11 Bankruptcy Cases

As previously reported, on January 11, 2021, Ferrellgas Partners, L.P. (“Ferrellgas Partners”) and Ferrellgas Partners Finance Corp. filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases were jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021.

On March 5, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Second Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. (the “Plan”).

On March 30, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Confirmation Order was deemed binding upon Ferrellgas Partners, Ferrellgas Partners Finance Corp., and all other parties affected by the Plan. In satisfying the conditions of the Plan, on the Effective Date, certain restructuring transactions by Ferrellgas Partners and certain financing transactions by the operating partnership were completed.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $500 million aggregate principal amount of unsecured senior notes due 2021, (ii) $475 million aggregate principal amount of unsecured senior notes due 2022, (iii) $500 million aggregate principal amount of unsecured senior notes due 2023, and (iv) $700 million aggregate principal amount of senior secured notes due 2025, which obligations were only reported on the operating partnership’s condensed consolidated balance sheet. The senior notes due 2021, senior notes due 2022 and senior notes due 2023 were redeemed on April 5, 2021, and the senior secured notes due 2025 were redeemed on the Effective Date. As of April 30, 2021, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on the Effective Date and which obligations are only reported on the operating partnership’s condensed consolidated balance sheet.

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

In this Item 2 of the Quarterly Report on Form 10-Q, unless the context indicates otherwise:

●	“us,” “we,” “our,” “ours,” “consolidated,” or "Ferrellgas" are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” refers to Ferrellgas, Inc.;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder or sole member, as applicable, of our general partners;
●	“unitholders” refers to holders of Class A units of Ferrellgas Partners;
●	"GAAP" refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail - Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale - Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Ferrellgas Partners Notes” refers to the $357.0 million aggregate principal amount of 8.625% unsecured senior notes due June 15, 2020 co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.;
●	“Notes” refers to the notes of the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable; and
●	references to any fiscal year are to the fiscal year ended or ending on July 31 of the applicable year.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. The Class A units of Ferrellgas Partners are traded on the OTC Pink Market and our activities are primarily conducted through the operating partnership.

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to the senior notes co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

Our general partner performs all management functions for us and our subsidiaries and holds an approximate 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 23.4% of our outstanding Class A units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists one material differences between Ferrellgas Partners and the operating partnership:

●	Ferrellgas Partners, L.P. entered into a term loan credit agreement with Ferrellgas, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. The balance of the outstanding loan and accrued interest at April 30, 2021 equals $25.1 million.

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

Recent developments

COVID-19

The coronavirus disease 2019 (COVID-19), which has been declared by the World Health Organization as a “Public Health Emergency of International Concern,” continues to impact the economy of the United States and other countries around the world. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from or limited in conducting business activities for an indefinite period of time. The outbreak of COVID-19 has already resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of national emergency and states of emergency, business shutdowns and restrictions on the movement of people throughout the United States and the world. While some of our business operations and support systems are deemed essential in many jurisdictions, we are continuing to assess the impact that COVID-19 may have on our results of operations and financial condition and cannot at this time accurately predict what effects these conditions will have on our operations and sales due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak and the length of the travel restrictions and business closures imposed by governments in different jurisdictions. Additionally, initiatives we have implemented or may implement to slow and/or reduce the impact of COVID-19, such as using staggered start times for drivers, may increase our operating expenses and reduce the efficiency of our operations. Any of the foregoing events or other unforeseen consequences of public health epidemics may have further adverse impacts on U.S. and global economic conditions, including a general slowdown in the U.S. economy, which could decrease demand for our products and have a material adverse effect on our results of operations and financial condition.

Chapter 11 Bankruptcy Cases

As previously reported on January 11, 2021, Ferrellgas Partners and Ferrellgas Partners Finance Corp. filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases were jointly administered under the caption and case numbers, In re: Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp., Chapter 11 Case Nos. 21-10020 and 21-10021.

On March 5, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Second Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. (the “Plan”).

On March 30, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Confirmation Order was deemed binding upon Ferrellgas Partners, Ferrellgas Partners Finance Corp. and all other parties affected by the Plan. In satisfying the conditions of the Plan, on the Effective Date, certain restructuring transactions by Ferrellgas Partners and certain financing transactions by the operating partnership were completed, as further described under “–Transactions” below.

Ferrellgas has accounted for the effects of the reorganization and determined that fresh-start accounting does not need to be applied, as a change in control did not occur.

Transactions

Satisfaction of Ferrellgas Partners Notes; Issuance of Class B Units to Holders of Ferrellgas Partners Notes

On the Effective Date, by operation of the Plan, all outstanding indebtedness (including accrued interest) of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under their $357.0 million aggregate principal amount of the Ferrellgas Partners Notes were discharged and cancelled.

Pursuant to the Plan, Ferrellgas Partners issued an aggregate of 1.3 million Class B Units to holders of the Ferrellgas Partners Notes in satisfaction of their claims in respect of the Ferrellgas Partners Notes. See Note H – Equity for additional discussion.

Issuance of Preferred Units of the Operating Partnership

On the Effective Date, the operating partnership and the general partner (in its capacity as the general partner of operating partnership) entered into an Investment Agreement (the “Investment Agreement”) with certain purchasers named therein, pursuant to which, on the Effective Date, the operating partnership issued and sold to such purchasers an aggregate of 700,000 Senior Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million.

The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.8 million, after deducting the purchase price discount and certain expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes (as defined and described below) and cash on hand, (i) to redeem (or satisfy and discharge and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. See Note G – Preferred units for additional discussion.

Issuance of Senior Unsecured Notes of the Operating Partnership

On the Effective Date, two wholly-owned subsidiaries of the operating partnership (the “Escrow Issuers”) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”), in each case, at an offering price equal to 100% of the principal amount thereof. On the Effective Date and immediately after the issuance of the 2026 Notes and the 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes.

The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,446.5 million, after deducting the initial purchaser’s discount and offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. See Note F – Debt for additional discussion.

Redemption of Previously Issued Senior Notes of the Operating Partnership

Prior to the Effective Date, the operating partnership delivered notices of redemption of all its previously issued and outstanding 10.00% senior secured notes due 2025 (the “2025 Notes”), 6.50% senior unsecured notes due 2021 (the “2021 Notes”), 6.75% senior unsecured notes due 2022 (the “2022 Notes”) and 6.75% senior unsecured notes due 2023 (the “2023 Notes”), in the aggregate combined principal amount for all such notes of $2,175.0 million, pursuant the terms of the indentures governing those notes, with a redemption date of March 30, 2021 for the 2025 Notes and April 5, 2021 for the 2021 Notes, the 2022 Notes and the 2023 Notes.

On the Effective Date, the operating partnership redeemed all of the issued and outstanding 2025 Notes. Also on the Effective Date, the operating partnership (i) satisfied and discharged the indentures governing the 2021 Notes, the 2022 Notes and the 2023 Notes by irrevocably depositing with the applicable trustees under such indentures funds in an amount sufficient to pay the redemption price for all of such notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the applicable trustees to apply such funds to the redemption of such notes on April 5, 2021. As a result, as of the Effective Date, the indentures governing the 2021 Notes, the 2022 Notes and the 2023 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2021 Notes, 2022 Notes and 2023 Notes were redeemed on April 5, 2021.

The aggregate redemption price for the 2021 Notes, the 2022 Notes, the 2023 Notes and the 2025 Notes was approximately $2,320.9 million, consisting of principal, redemption premium (in the case of the 2023 Notes and the 2025 Notes) and accrued and unpaid interest to the applicable redemption date. See Note F – Debt for additional discussion.

Credit Agreement

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a Credit Agreement, which provides for a four-year revolving credit facility in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $225.0 million for the issuance of letters of credit for a period of 60 days after March 30, 2021, reducing to $200.0 million thereafter. See Note F – Debt for additional discussion.

Termination of Accounts Receivable Securitization Facility

On the Effective Date, the operating partnership and its receivables subsidiary repaid all of the outstanding obligations and fees under the then-existing accounts receivable securitization facility and terminated that facility. See Note E – Accounts and notes receivable, net for additional discussion.

Amended Partnership Agreements of Ferrellgas Partners and the Operating Partnership

On the Effective Date, the general partner executed the Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Amended Ferrellgas Partners LPA”), which amended and restated in its entirety the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. Among other matters, the Amended Ferrellgas Partners LPA provided for the restructuring of Ferrellgas Partners in accordance with the Plan, including (i) effecting a reverse unit split of Ferrellgas Partners’ then-outstanding common units pursuant to which the holders of the common units received one Class A Unit for every twenty common units held, and (ii) providing for the issuance of Class B Units to the holders of the Ferrellgas Partners Notes in exchange for such holders’ contribution of the Ferrellgas Partners Notes as a capital contribution to Ferrellgas Partners and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. See Note H – Equity for additional discussion.

Also on the Effective Date, the general partner executed (i) the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”), which amended and restated in its entirety the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas L.P., and (ii) a First Amendment to the Amended OpCo LPA (the “OpCo LPA First Amendment”), which sets forth the preferences, rights, privileges and other terms of the Preferred Units.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2021 and 2022 sales commitments and, as of April 30, 2021, we have experienced net mark-to-market gains of approximately $32.2 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2021, we estimate 62% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended April 30, 2021 and 2020

Weather in the more highly concentrated geographic areas we serve for the three months ended April 30, 2021 was approximately 3% colder than normal, and 8% colder than the prior year period. A sustained and widespread cooler weather pattern during the month of February where average temperatures were 15% colder than normal and 18% colder than February 2020 contributed to an increase in heat-related demand and volumes sold. We estimate that this colder weather increased retail gallons compared to the prior year.

During the three months ended April 30, 2021, we recognized net loss attributable to Ferrellgas Partners, L.P. of $66.8 million, compared to net loss attributable to Ferrellgas Partners, L.P. of $15.4 million during the three months ended April 30, 2020. This increased loss reflects a $72.5 million increase in “Loss on extinguishment of debt” and $9.0 million of “Reorganization items, net” incurred only in fiscal 2021, partially offset by a $28.2 million increase in “Gross margin – Propane and other gas liquid sales”.

Interest expense decreased $3.5 million primarily due to a $7.7 million decrease in interest recognized on the Ferrellgas Partner Notes, partially offset by the following April 2020 transactions: net additional borrowings related to the refinancing of our terminated senior secured credit facility with the issuance of $700.0 million principal amount of the 2025 Notes and, to a lesser extent, increased interest rates on the 2025 Notes.

Distributable cash flow excess increased to $68.9 million in the current period from $42.0 million in the prior year period, primarily due to a $26.9 million increase to our Adjusted EBITDA, and by a $5.7 million decrease in our net cash interest expense.

For the nine months ended April 30, 2021 and 2020

Weather in the more highly concentrated geographic areas we serve for the nine months ended April 30, 2021 was approximately 2% warmer than normal, and 2% colder than the prior year period. We believe that this colder weather slightly increased retail gallons compared to the prior year.

During the nine months ended April 30, 2021, we recognized net loss attributable to Ferrellgas Partners, L.P. of $49.6 million, compared to net loss attributable to Ferrellgas Partners, L.P. of $12.5 million during the nine months ended April 30, 2020. This increased loss reflects a $72.5 million increase in “Loss on extinguishment of debt”, a $12.3 million increase in “General and administrative expense” and $10.2 million of “Reorganization items, net” incurred only in fiscal 2021, partially offset by a $42.5 million increase in “Gross margin – Propane and other gas liquid sales” and a $15.4 million decrease in “Operating expenses – personnel, vehicle, plant and other”. “General and administrative expense” reflect the effects of legal fees and settlement related to non-core businesses of $8.6 million and $5.9 million during fiscal 2021 and fiscal 2020, respectively.

Interest expense increased $10.1 million primarily due to the following April 2020 transactions: net additional borrowings related to the refinancing of our terminated senior secured credit facility with the issuance of $700.0 million principal amount of the 2025 Notes and, to a lesser extent, increased interest rates on the 2025 Notes, partially offset by an $11.6 million decrease in interest recognized on the Ferrellgas Partners Notes.

Distributable cash flow excess increased to $134.1 million in the current period from $91.3 million in the prior year period, primarily due to a $55.2 million increase to our Adjusted EBITDA, partially offset by an $8.4 million increase in our net cash interest expense.

Consolidated Results of Operations

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2021	2020	2021	2020
Total revenues	$564,730	$412,130	$1,419,184	$1,216,177

Total cost of sales	301,371	179,005	716,946	557,910

Operating expense	124,624	121,558	348,898	364,334
Depreciation and amortization expense	21,281	20,366	63,920	59,380
General and administrative expense	15,205	12,560	48,760	36,447
Equipment lease expense	6,770	8,075	20,462	24,724
Non-cash employee stock ownership plan compensation charge	811	757	2,281	2,182
Loss on asset sales and disposals	1,345	1,859	2,238	6,242
Operating income	93,323	67,950	215,679	164,958
Interest expense	(42,189)	(45,703)	(149,010)	(138,948)
Loss on extinguishment of debt	(109,922)	(37,399)	(109,922)	(37,399)
Other income (expense), net	553	(158)	4,169	(214)
Reorganization expense - professional fees	(9,007)	—	(10,207)	—
Loss before income taxes	(67,242)	(15,310)	(49,291)	(11,603)
Income tax expense	193	161	606	794
Net loss	(67,435)	(15,471)	(49,897)	(12,397)
Net loss attributable to noncontrolling interest	(641)	(78)	(308)	133
Net loss attributable to Ferrellgas Partners, L.P.	(66,794)	(15,393)	(49,589)	(12,530)
Distribution to preferred unitholders	8,011	—	8,011	—
Less: General partner's interest in net loss	(748)	(154)	(576)	(125)
Class A unitholders' interest in net loss	$(74,057)	$(15,239)	$(57,024)	$(12,405)

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to preferred and common unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net loss attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, distribution to preferred unitholders, non-cash employee stock ownership plan compensation charge, loss on extinguishment of debt, loss on asset sales and disposals, other income (expense), net, reorganization expense – professional fees, severance costs, legal fees and settlements related to non-core businesses, provision for doubtful accounts related to non-core businesses, lease accounting standard adjustment and other and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Equity Investors. Distributable cash flow attributable to equity investors is calculated as Adjusted EBITDA minus net cash interest expense, maintenance capital expenditures and cash paid for income taxes, plus proceeds from certain asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to equity investors, including holders of the operating partnership’s Preferred Units. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Common Unitholders. Distributable cash flow attributable to common unitholders is calculated as Distributable cash flow attributable to equity investors minus distributions accrued or paid on the Preferred Units and distributable cash flow attributable to general partner and noncontrolling interest. Management considers Distributable cash flow attributable to common unitholders a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow attributable to common unitholders, as management defines it, may not be comparable to distributable cash flow attributable to common unitholders or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow attributable to common unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to common unitholders should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to common unitholders and Distributable cash flow excess to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and nine months ended April 30, 2021 and 2020:

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2021	2020	2021	2020
Net loss attributable to Ferrellgas Partners, L.P.	$(66,794)	$(15,393)	$(49,589)	$(12,530)
Income tax expense	193	161	606	794
Interest expense	42,189	45,703	149,010	138,948
Depreciation and amortization expense	21,281	20,366	63,920	59,380
EBITDA	(3,131)	50,837	163,947	186,592
Non-cash employee stock ownership plan compensation charge	811	757	2,281	2,182
Loss on extinguishment of debt	109,922	37,399	109,922	37,399
Loss on asset sales and disposals	1,345	1,859	2,238	6,242
Other income (expense), net	(553)	158	(4,169)	214
Reorganization expense - professional fees	9,007	—	10,207	—
Severance costs	—	—	1,761	—
Legal fees and settlements related to non-core businesses	2,436	1,325	8,572	5,887
Recovery of doubtful accounts related to non-core businesses	—	—	(500)	—
Lease accounting standard adjustment and other	—	80	—	134
Net loss attributable to noncontrolling interest	(641)	(78)	(308)	133
Adjusted EBITDA	119,196	92,337	293,951	238,783
Net cash interest expense (a)	(37,757)	(43,442)	(137,716)	(129,341)
Maintenance capital expenditures (b)	(4,058)	(6,803)	(14,517)	(18,700)
Cash paid for income taxes	(133)	(49)	(438)	(50)
Proceeds from certain asset sales	1,270	851	3,707	2,510
Distributable cash flow attributable to equity investors	78,518	42,894	144,987	93,202
Less: Distributions accrued or paid to preferred unitholders	8,011	—	8,011	—
Distributable cash flow attributable to general partner and non-controlling interest	1,571	(858)	2,900	(1,864)
Distributable cash flow attributable to Class A and B unitholders	68,936	42,036	134,076	91,338
Less: Distributions accrued or paid to Class A and B unitholders	—	—	—	—
Distributable cash flow excess	$68,936	$42,036	$134,076	$91,338
(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the terminated accounts receivable securitization facility.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may include the purchase of assets that are typically leased.

Operating Results for the three months ended April 30, 2021 and 2020

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2021	2020	Increase (Decrease)
As of April 30,
Retail customers	721,562	727,863	(6,301)	(1)%
Tank exchange selling locations	62,372	58,245	4,127	7%

(amounts in thousands)
Three months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	200,028	186,175	13,853	7%
Wholesale - Sales to Resellers	60,128	60,660	(532)	(1)%
	260,156	246,835	13,321	5%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$392,838	$286,163	$106,675	37%
Wholesale - Sales to Resellers	140,015	103,686	36,329	35%
Other Gas Sales (a)	9,183	1,896	7,287	384%
Other (b)	22,694	20,385	2,309	11%
Propane and related equipment revenues	$564,730	$412,130	$152,600	37%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$181,000	$163,038	$17,962	11%
Wholesale - Sales to Resellers (a)	62,650	52,442	10,208	19%
Other (b)	19,709	17,645	2,064	12%
Propane and related equipment gross profit	$263,359	$233,125	$30,234	13%

Operating, general and administrative expense (d)	$139,829	$134,118	$5,711	4%
Operating expense - equipment lease expense	6,770	8,075	(1,305)	(16)%

Operating income	$93,323	$67,950	$25,373	37%

Depreciation and amortization expense	21,281	20,366	915	4%
Non-cash employee stock ownership plan compensation charge	811	757	54	7%
Loss on asset sales and disposals	1,345	1,859	(514)	(28)%
Legal fees and settlements related to non-core businesses	2,436	1,325	1,111	84%
Lease accounting standard adjustment and other (e)	—	80	(80)	NM
Adjusted EBITDA	$119,196	$92,337	$26,859	29%

NM – Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(e)	Lease accounting standard adjustment and other reflects the additional expense recognized in excess of cash paid.

Propane sales volumes during the three months ended April 30, 2021 increased 5%, or 13.3 million gallons, from the prior year period due to increased sales volumes to retail customers and to a lesser extent increased sales volumes to tank exchange customers, tempered by the impacts of industrial commercial downtime due to closures related to the extreme cold felt in February 2021. Weather in the more highly concentrated geographic areas we serve for the three months ended April 30, 2021 was approximately 3% colder than normal, and 8% colder than the prior year period. A sustained and widespread cooler weather pattern during the month of February where average temperatures were 15% colder than normal and 18% colder than February 2020 contributed to an increase in heat-related demand and volumes sold. We believe that this colder weather increased retail gallons compared to the prior year.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended April 30, 2021 averaged 162% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 175% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.89 and $0.34 per gallon during the three months ended April 30, 2021 and 2020, respectively, while the wholesale market price at Conway, Kansas averaged $0.88 and $0.32 per gallon during the three months ended April 30, 2021 and 2020, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $106.7 million compared to the prior year period. This increase resulted from an $85.4 million increase in sales price per gallon and a $21.3 million increase in sales volume, both as discussed above.

Wholesale sales increased $36.3 million compared to the prior year period. The increase in sales was primarily due to an increase in sales price per gallon and the increases in tank exchange sales volumes, both as discussed above.

Other gas sales increased $7.3 million compared to the prior year period primarily due to an increase in sales price per gallon.

Other revenues increased $2.3 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Gross margin - Propane and other gas liquids sales

Gross margin increased $28.2 million primarily due to increased retail volumes, increased tank exchange sales volumes, both as discussed above, and increased retail gross margin per gallon. The $18.0 million increase in retail gross margin resulted primarily from a $12.2 million increase attributed to sales volumes, as discussed above, and a $5.8 million increase in gross margin per gallon. The $10.2 million increase in wholesale gross margin primarily relates to increased tank exchange sales volumes, as discussed above.

Gross margin - other

Gross margin increased $2.1 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income increased $25.4 million primarily due to a $28.2 million increase in "Gross margin - Propane and other gas liquid sales", a $2.1 million increase in gross margin – other, both as discussed above, and a $1.3 million decrease in “Operating expense – equipment lease expense”, partially offset by a $5.7 million increase in “Operating, general and administrative expense”. “Operating expense – equipment lease expense” decreased due to our entering into more finance leases instead of operating leases, resulting in less lease expense and greater interest expense and amortization expense. “Operating, general and administrative expense” increased due to a $3.1 million increase in “Operating expense – personnel, vehicle, plant and other”, and a $2.6 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $2.2 million increase in field personnel costs, and a $1.1 million increase in vehicle fuel and other vehicle costs. “General and administrative expense” increased primarily due to a $1.5 million increase in legal costs and a $1.0 million increase in personnel incentives.

Adjusted EBITDA

Adjusted EBITDA increased $26.9 million primarily due to a $28.2 million increase in "Gross margin - Propane and other gas liquid sales", a $2.1 million increase in gross margin – other, both as discussed above, and a $1.3 million decrease in “Operating expense – equipment lease expense”, partially offset by a $4.7 million increase in “Operating, general and administrative expense”. “Operating, general and administrative expense” increased due to a $3.2 million increase in “Operating expense – personnel, vehicle, plant and other”, and a $1.5 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to a $2.2 million increase in field personnel costs and a $1.1 million increase in vehicle fuel and other vehicle costs. “General and administrative expense” increased primarily due to a $1.0 million increase in personnel incentives.

Operating Results for the nine months ended April 30, 2021 and 2020

	2021	2020	Increase (Decrease)
As of April 30,
Retail customers	721,562	727,863	(6,301)	(1)%
Tank exchange selling locations	62,372	58,245	4,127	7%

(amounts in thousands)
Nine months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	536,124	552,340	(16,216)	(3)%
Wholesale - Sales to Resellers	176,970	179,695	(2,725)	(2)%
	713,094	732,035	(18,941)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$945,833	$840,649	$105,184	13%
Wholesale - Sales to Resellers	381,357	291,445	89,912	31%
Other Gas Sales (a)	24,329	18,283	6,046	33%
Other (b)	67,665	65,800	1,865	3%
Propane and related equipment revenues	$1,419,184	$1,216,177	$203,007	17%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$464,343	$459,198	$5,145	1%
Wholesale - Sales to Resellers (a)	180,386	143,043	37,343	26%
Other (b)	57,509	56,026	1,483	3%
Propane and related equipment gross profit	$702,238	$658,267	$43,971	7%

Operating, general and administrative expense (d)	$397,658	$400,781	$(3,123)	(1)%
Operating expense - equipment lease expense	20,462	24,724	(4,262)	(17)%

Operating income	$215,679	$164,958	$50,721	31%

Depreciation and amortization expense	63,920	59,380	4,540	8%
Non-cash employee stock ownership plan compensation charge	2,281	2,182	99	5%
Loss on asset sales and disposals	2,238	6,242	(4,004)	(64)%
Legal fees and settlements related to non-core businesses	8,572	5,887	2,685	46%
Provision for doubtful accounts	(500)	—	(500)	NM
Severance costs	1,761	—	1,761	NM
Lease accounting standard adjustment and other (e)	—	134	(134)	NM
Adjusted EBITDA	$293,951	$238,783	$55,168	23%

NM – Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(e)	Lease accounting standard adjustment and other reflects the additional expense recognized in excess of cash paid.

Propane sales volumes during the nine months ended April 30, 2021 decreased 3%, or 18.9 million gallons, from the prior year period primarily due to decreased sales volumes to retail and wholesale customers, substantially offset by increased sales to tank exchange customers. Sales volumes to retail customers were impacted by a now recovering industrial commercial customer base and weak agriculture demand. Weather in the more highly concentrated geographic areas we serve for the nine months ended April 30, 2021 was approximately 2% warmer than normal, and 2% colder than the prior year period.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the nine months ended April 30, 2021 averaged 64% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 76% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.69 and $0.42 per gallon during the nine months ended April 30, 2021 and 2020, respectively, while the wholesale market price at Conway, Kansas averaged $0.67 and $0.38 per gallon during the nine months ended April 30, 2021 and 2020, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $105.2 million compared to the prior year period. This increase resulted from a $129.9 million increase in sales price per gallon, partially offset by a $24.7 million decrease in sales volume, both as discussed above.

Wholesale sales increased $89.9 million compared to the prior year period. The increase in sales was primarily due to the increases in tank exchange sales volumes and an increase in sales price per gallon, both as discussed above.

Other gas sales increased $6.0 million compared to the prior year period primarily due to an increase in sales price per gallon.

Other revenues increased $1.9 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income, partially offset by a $2.4 million one-time refund of federal fuel excise tax received in fiscal 2020 that was not repeated in fiscal 2021.

Gross margin - Propane and other gas liquids sales

Gross margin increased $42.4 million primarily due to increased tank exchange sales volumes and to a lesser extent increased retail gross margin per gallon, partially offset by the decreased other volumes sales, each as discussed above. The $37.3 million increase in wholesale gross margin primarily relates to increased tank exchange sales volumes. The $5.1 million increase in retail gross margin resulted primarily from a $18.6 million increase in gross margin per gallon, partially offset by a $13.5 million overall decrease in sales volume, as discussed above.

Gross margin - other

Gross margin decreased $1.5 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income, partially offset by a $2.4 million one-time refund of federal fuel excise tax received in fiscal 2020 that was not repeated in fiscal 2021.

Operating income

Operating income increased $50.7 million primarily due to a $42.4 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, a $4.3 million decrease in “Operating expense – equipment lease expense”, and a $3.1 million decrease in “Operating, general and administrative expense”. “Operating expense – equipment lease expense” decreased due to our entering into more finance leases instead of operating leases, resulting in less lease expense and greater interest expense and amortization expense. “Operating, general and administrative expense” decreased due to a $15.4 million decrease in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $12.3 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” decreased primarily due to a $5.3 million decrease in vehicle fuel and other vehicle costs, $3.0 million in decreased plant and office costs, a $2.8 million decrease in general insurance and workers compensation costs and a $2.7 million decrease in field personnel costs. “General and administrative expense” increased primarily due to a $6.6 million increase in legal costs and a $5.4 million increase in personnel incentives.

Adjusted EBITDA

Adjusted EBITDA increased $55.2 million primarily due to a $42.5 million increase in "Gross margin - Propane and other gas liquid sales", as discussed above, a $7.0 million decrease in “Operating, general and administrative expense”, and a $4.3 million decrease in “Operating expense – equipment lease expense”, as discussed above. “Operating, general and administrative expense” decreased due to a $16.3 million decrease in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $9.3 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” decreased primarily due to a $5.3 million decrease in vehicle fuel and other vehicle costs, a $3.6 million decrease in field personnel costs, $3.0 million in decreased plant and office costs and a $2.8 million decrease in general insurance and workers compensation costs. “General and administrative expense” increased primarily due to a $5.4 million increase in personnel incentives and a $3.9 million increase in legal costs.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. As of April 30, 2021, our total liquidity was $423.1 million, which is comprised of $211.3 million in unrestricted cash and $211.8 million of availability under our Credit Facility. These sources of liquidity and short term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of April 30, 2021, letters of credit outstanding totaled $138.2 million. Our access to long term capital resources, in order to address our leverage, may be affected by our ability to access the capital markets, covenants in our debt agreements, unforeseen demands on cash, or other events beyond our control.

As of April 30, 2021, we had $11.5 million of restricted cash for a cash deposit made with the administrative agent under the senior secured credit facility that was terminated in April 2020.

We believe that the liquidity available from cash flows from operating activities, unrestricted cash and the Credit Facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements for the foreseeable future.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions paid to equity investors for the twelve months ended April 30, 2021 to the twelve months ended January 31, 2021 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	accrued or paid to	DCF ratio
	to equity investors	by our General Partner	equity investors	(a) (b)
Nine months ended April 30, 2021	$144,987	$136,976	$8,011	18.1
Fiscal 2020	63,702	63,544	158
Less: Nine months ended April 30, 2020	93,202	93,044	158
Twelve months ended April 30, 2021	$115,487	$107,476	$8,011	14.4

Twelve months ended January 31, 2021	79,863	79,863	—	NM
Change	$35,624	$27,613	$8,011	4.5
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions paid to equity investors.
(b)	NM – Not Meaningful.

For the twelve months ended April 30, 2021, distributable cash flow attributable to equity investors increased $35.6 million compared to the twelve months ended January 31, 2021. We declared an $8.0 million quarterly distribution to Preferred Unitholders on April 30, 2021 and paid this distribution in May 2021. No cash distributions have been paid to our Class A unitholders since the three months ended October 31, 2018. Thus, cash reserves, which we utilize to meet future anticipated expenditures, increased by $107.5 million during the twelve months ended April 30, 2021, compared to an increase of $79.9 million in the twelve months ended January 31, 2021.

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

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $103.0 million for the nine months ended April 30, 2021, compared to net cash provided by operating activities of $115.8 million for the nine months ended April 30, 2020. This decrease in cash provided by operating activities was primarily due to a $52.8 million increase in working capital requirements, partially offset by a $33.7 million increase in cash flow from operations and a $6.3 million inflow associated with other assets and other liabilities.

The increase in working capital requirements for the nine months ended April 30, 2021 compared to the nine months ended April 30, 2020 was primarily due to an $45.7 million decrease in accrued interest expense related to the timing and nature of the restructuring transaction in March 2021 and the debt refinancing in April 2020, a $45.6 million increase in requirements for accounts and notes receivable due to rising propane prices in the quarter that was partially offset by slight decreases in volume of propane sold and a $12.3 million increase in requirements for inventory partially due to rising propane prices in the current period, partially offset by a $39.2 million decrease in requirements for other current liabilities and a $16.3 million decrease in accounts payable.

The increase in cash flow from operations was primarily due to a $44.0 million increase in gross profit and a net decrease in “Operating expense – personnel, vehicle, plant and other” and “Operating expense – equipment lease expense” of $19.7 million, partially offset by a $12.3 million increase in “General and administrative expense”, a $10.2 million increase in “Reorganization items, net” and a $10.1 million increase in "Interest expense".

The operating partnership

Net cash provided by operating activities was $110.3 million for the nine months ended April 30, 2021, compared to net cash provided by operating activities of $131.3 million for the nine months ended April 30, 2020. This decrease in cash provided by operating activities was primarily due to a $62.0 million decrease in working capital requirements, partially offset by a $35.9 million increase in cash flow from operations and a $5.0 million inflow associated with other assets and other liabilities.

The increase in working capital requirements for the nine months ended April 30, 2021 compared to the nine months ended April 30, 2020 was primarily due to an $51.8 million decrease in accrued interest expense related to the timing and nature of the restructuring transaction in March 2021 and the debt refinancing in April 2020, a $45.6 million increase in requirements for accounts and notes receivable due to rising propane prices in the quarter that was partially offset by slight decreases in volume of propane sold and a $12.3 million increase in requirements for inventory partially due to rising propane prices in the current period, partially offset by a $36.0 million decrease in requirements for other current liabilities and a $16.3 million decrease in accounts payable.

The increase in cash flow from operations was primarily due to a $44.0 million increase in gross profit and a net decrease in “Operating expense – personnel, vehicle, plant and other” and “Operating expense – equipment lease expense” of $19.7 million, partially offset by a $21.7 million increase in "Interest expense" and a $12.2 million increase in “General and administrative expense”.

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

Net cash used in investing activities was $47.0 million for the nine months ended April 30, 2021, compared to net cash used in investing activities of $76.2 million for the nine months ended April 30, 2020. This decrease in net cash used in investing activities was primarily due to a $36.4 million decrease in “Cash payments to construct assets in connection with future lease transactions”, a $6.8 million decrease in “Capital expenditures” and a $6.4 million decrease in “Business acquisitions, net of cash acquired”, partially offset by a $21.6 million decrease in “Cash receipts in connection with leased vehicles”.

The decrease in "Capital expenditures" was primarily due to a decrease financing the construction of assets with cash, a decrease in maintenance capital expenditures, and to a lesser extent a decrease in growth capital expenditures during the nine months ended April 30, 2021 compared to the nine months ended April 30, 2020. The decrease in both growth and maintenance capital expenditures was primarily due to more effective use of equipment on hand. This was especially noticeable in tank and cylinders, but also had an impact in vehicles and storage facilities.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $166.9 million for the nine months ended April 30, 2021, compared to net cash provided by financing activities of $268.2 million for the nine months ended April 30, 2020. This decrease in cash flow provided by financing activities was primarily due to a $1,893.7 million increase in payments for settlement and early extinguishment of liabilities due to the redemption of the 2021 Notes, the 2022 Notes, the 2023 Notes and the 2025 Notes (as discussed further in Note F – Debt), a $67.5 million increase in payments of redemption premiums related to those extinguishments of liabilities, a $16.8 million increase in cash paid for financing costs and a $4.3 million increase in cash payments for the principal portion of finance lease liabilities, partially offset by a $771.3 million increase in proceeds from the debt offering due to the issuance of the 2026 Notes and the 2029 Notes, a $670.4 million increase in proceeds from the sale of the Preferred Units, net of offering costs and issue discount and a $105.0 million net decrease in short-term borrowings in fiscal 2020 that was not repeated in fiscal 2021.

Letters of credit outstanding at April 30, 2021 and July 31, 2020 totaled $138.2 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2021, we had available borrowing capacity under our Credit Facility of $211.8 million, which included remaining available letter of credit capacity of $86.8 million. At July 31, 2020, we did not have in place a credit facility providing for the issuance of letters of credit and had $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding. Additionally, at July 31, 2020, we also issued letters of credit of $50.0 million by utilizing our liquidity available on the terminated accounts receivable securitization facility.

Accounts receivable securitization facility

On March 30, 2021, Ferrellgas terminated the agreement governing the accounts receivable securitization facility, initially dated as of January 19, 2012 and as subsequently amended from time to time (the “Accounts Receivables Facility”). In connection with the termination of the Accounts Receivables Facility, Ferrellgas repaid all of the outstanding obligations and fees thereunder.

Distributions

Partnership distributions

Pursuant to the Amended Ferrellgas Partners LPA, distributions by Ferrellgas Partners to its partners are required to be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1 until holders of Class B Units receive distributions in the aggregate amount equaling $357.0 million (which was the outstanding principal amount of the Ferrellgas Partners Notes), upon receipt of which the operating partnership may elect to convert the Class B Units (or under certain circumstances the Class B Units will automatically convert) to Class A Units at the applicable conversion rate described in the Amended Ferrellgas Partners LPA. See Note H – Equity for additional discussion.

Ferrellgas Partners does not intend to pay any distributions to Class B Unitholders, Class A Unitholders or the general partner for the three months ended April 30, 2021.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners and the general partner will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and 2029 Notes, the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note F – Debt and Note G – Preferred units for a discussion of these limitations. See also “Risk Factors— Our ability to make cash distributions to holders of Class A Units and Class B Units is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership, which are limited by our obligations in respect of the Preferred Units and the terms of the indentures governing the 2026 Notes and 2029 Notes, the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units and may be limited by a variety of other factors. Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units, and we do not anticipate making any such cash distributions in the near future.”

Preferred unit distributions

Pursuant to the OpCo LPA Amendment, the operating partnership will pay to the holders of each Preferred Unit a cumulative, quarterly distribution (the "Quarterly Distribution") at the Distribution Rate (as defined below) on the unit purchase price of such Preferred Unit, which is $1,000 per unit.

"Distribution Rate" means, for the first five years after March 30, 2021, a rate per annum equal to 8.956%, with certain increases in the Distribution Rate on each of the 5th, 6th and 7th anniversaries of March 30, 2021, subject to a maximum rate of 11.125% and certain other adjustments and exceptions.

The Quarterly Distribution will be paid in cash; provided, that the operating partnership may, at its option in its sole discretion, pay any Quarterly Distribution "in kind" through the issuance of additional Preferred Units ("PIK Units") at the quarterly Distribution Rate plus an applicable premium that escalates each year from 75 bps to 300 bps so long as the Preferred Units remain outstanding. In the event the operating partnership fails to make any Quarterly Distribution in cash, such Quarterly Distribution will automatically be paid in PIK Units.

The Distribution Rate on the Preferred Units will increase upon violation of certain protective provisions for the benefit of Preferred Unit holders notwithstanding the cap mentioned above.

As of April 30, 2021 the Quarterly Distribution accrued was $8.0 million, reflecting a prorated distribution amount for the period from the Effective Date to April 30, and the Quarterly Distribution in that amount was paid in cash to holders of Preferred Units on May 17, 2021.

Preferred unit tax distributions

For any quarter in which the operating partnership makes a Quarterly Distribution in PIK Units in lieu of cash, it shall make a subsequent cash tax distribution for such quarter in an amount equal to the (i) the lesser of (x) 25% and (y) the highest combined federal, state and local tax rate applicable for corporations organized in New York, multiplied by (ii) the excess (if any) of (A) one-fourth (1/4th) of the estimated taxable income to be allocated to the holders of Preferred Units for the year in which the Quarterly Tax Payment Date (which refers to certain specified dates that next follow a Quarterly Distribution date on which PIK Units were issued) occurs, over (B) any cash paid on the Quarterly Distribution date immediately preceding the Quarterly Tax Payment Date on which a quarterly tax amount would otherwise be paid (such amount, the "Tax Distribution"). Tax Distributions are treated as advances against, and reduce, future cash distributions for any reason, including payments in redemption of Preferred Units or PIK Units, or payments to the holders in their capacity as such pursuant to any side letter or other agreement.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions paid, as discussed below, as well as fees paid for the Class B units exchange and amounts related to the termination of the Ferrellgas Partners Notes.

Cash distributions paid

The operating partnership did not pay cash distributions during the nine months ended April 30, 2021. The operating partnership paid cash distributions of $15.7 million during the nine months ended April 30, 2020.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $219.2 million for the nine months ended April 30, 2021, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the three months ended April 30, 2021, Ferrellgas Partners and the operating partnership did not pay distributions.

Term loan credit agreement between Ferrellgas Partners, L.P. and Ferrellgas, L.P.

As discussed in Note L – Transactions with related parties in the notes to the condensed consolidated financial statements of the operating partnership, on January 8, 2021 Ferrellgas Partners, L.P. entered into a term loan credit agreement with Ferrellgas, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our long-term debt, including current portion, and fixed rate interest obligations at April 30, 2021. These obligations reflect the issuance of the $650.0 million aggregate principal amount of 5.375% senior notes due 2026 and the $825.0 million aggregate principal amount of 5.875% senior notes due 2029.

	Payment or settlement due by fiscal year
(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt, including current portion (1)	$580	$1,335	$899	$329	$199	$1,475,019	$1,478,361
Fixed rate interest obligations (2)	—	84,333	83,406	83,406	83,406	228,813	563,364

(1)	We have long and short-term payment obligations under agreements such as the indentures governing our senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, see “Liquidity and Capital Resources – Financing Activities.”
(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended April 30, 2021. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2021 and July 31, 2020, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $16.8 million and $8.0 million as of April 30, 2021 and July 31, 2020, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At April 30, 2021, we had no outstanding cash borrowings under our Credit Facility. Thus, no interest rate risk that would result in a reduction to future earnings.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of April 30, 2021.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2021, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2021, progress continued on a plan that calls for modifications and enhancements to our internal controls over financial reporting in relation to our implementation of Salesforce.com applications and the impacts on our revenue cycle. Specifically, we implemented/modified internal controls surrounding revenue recognition.

Except as disclosed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) during the fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note M “Contingencies and commitments” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.   RISK FACTORS

The following risk factors are provided to update and supplement the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2020.

Our ability to make cash distributions to holders of Class A Units and Class B Units is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership, which are limited by our obligations in respect of the Preferred Units and the terms of the indentures governing the 2026 Notes and 2029 Notes, the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units and may be limited by a variety of other factors. Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units, and we do not anticipate making any such cash distributions in the near future.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners and the general partner will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and 2029 Notes, the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note F – Debt and Note G – Preferred units for a discussion of these limitations.

Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units.

If we are unable to access the financing markets, including through our Credit Facility, it may adversely impact our business and liquidity.

Market conditions may impact our ability to access the financing markets on terms acceptable to us or at all. In addition, there are limitations on our ability to utilize fully all commitments under the Credit Facility. Availability under the Credit Facility is determined by reference to a borrowing base comprised of a combination of accounts receivable and propane inventory that fluctuates over time and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility. See “Risk Factors—The amount of borrowings permitted under our Credit Facility may fluctuate significantly.” If we are unable to access the financing markets, including through our Credit Facility, we would be required to use cash on hand to fund operations and repay outstanding debt, including the notes offered hereby. There is no assurance that we will be able to generate sufficient cash to fund our operations and repay or refinance such debt. A failure to generate such cash would have a material adverse effect on our business if we were unable to access financing markets. Additionally, even if we are able to generate sufficient cash to refinance such debt, cash available to us for working capital and other corporate uses could be reduced. Market conditions may also impact our ability to utilize letters of credit or other financial instruments we use to conduct our business.

Holders of the Class B Units have the right to appoint an independent director, and certain consent from the holders of Class B Units is required for certain transactions, which may reduce our operating flexibility. The holders of the Class B Units and their affiliates may have conflicts with us.

The holders of Class B Units are permitted to designate one independent director to the Board of Directors of the general partner (the “Class B Independent Director”). The Class B Independent Director may not be affiliated with any prior holders of the Ferrellgas Partners Notes that entered into the Transaction Support Agreement and must be acceptable to Ferrellgas Partners and the operating partnership. The interests of holders of the Class B Units may conflict with our interests or the interests of other securityholders.

The partnership agreements of Ferrellgas Partners and the operating partnership provide certain covenants for the benefit of holders of the Class B Units, including, among others, that none of Ferrellgas Partners, the operating partnership or their respective subsidiaries may (i) incur indebtedness in excess of $75.0 million, other than certain refinancing transactions, (ii) issue or redeem outstanding equity interests (other than the Preferred Units) or (iii) engage in certain related party transactions, asset sales, investments, contributions or other transfers of assets, in each case above a specified threshold. Accordingly, the Class B Independent Director has significant influence with respect to our management, business plans and policies. These restrictions, which can be waived only upon consent by holders of the Requisite New Class B Units (defined as (a) if the holder that initially holds a majority of the Class B Units (the “Initial Class B Majority Holder”) holds at least 50% of Class B Units, holders of at least 50% of the outstanding Class B Units or (b) if the Initial Class B Majority Holder holds less than 50% of New Class B Units, holders of at least one-third of the outstanding Class B Units), may limit our flexibility to pursue strategic opportunities.

Holders of the Class B Units will have the right to acquire the general partner interests in Ferrellgas Partners and the operating partnership upon a material breach of certain covenants in the governance documents of Ferrellgas Partners and the operating partnership and will convert into Class A Units under certain circumstances.

On the Effective Date, Ferrellgas Partners issued approximately 1.3 million Class B Units to holders of the Ferrellgas Partners Notes. Holders of the Class B Units will have the right to acquire the general partner interests in Ferrellgas Partners and the operating partnership, without the approval of the general partner, Ferrellgas Partners, the holders of the Class A Units or the operating partnership, upon a material breach of certain covenants in the governance documents of Ferrellgas Partners and the operating partnership or if the Class B Units fail to convert within ten years after the Effective Date. Additionally, if the Class B Units are not called by Ferrellgas Partners (which is only permitted within five years of the issuance thereof), then upon receipt of distributions equal to $357 million the Class B Units will convert into Class A Units in accordance with the conversion factors described in the Amended Ferrellgas Partners LPA. Ferrellgas Partners will only be able to call the Class B Units to the extent it receives sufficient distributions from the operating partnership, and the operating partnership will be limited in its ability to make distributions by its debt agreements and the terms of the Preferred Units. See “—We issued $700.0 million aggregate initial liquidation preference of Preferred Units, the terms of which restrict us from undertaking certain actions while such Preferred Units are outstanding.” Any such acquisition and/or conversion could have a material adverse effect on us and could substantially change our management and the resolution of conflicts of interest, as described above. Such acquisition also could result in a “change of control” under our debt instruments, including the indentures governing the 2026 Notes and 2029 Notes, or our other securities, including the First Amendment to the Amended OpCo LPA governing the Preferred Units, which could result in an event of default under such instruments or require that we offer to repurchase our debt and/or other securities.

We issued $700.0 million aggregate initial liquidation preference of Preferred Units, the terms of which restrict us from undertaking certain actions while such Preferred Units are outstanding.

We issued $700.0 million initial aggregate liquidation preference of Preferred Units. The Preferred Units are entitled to quarterly distributions in cash or payment in kind and are redeemable at the option of the operating partnership at any time, or at the option of the holders no earlier than ten years after the Effective Date, subject to the terms as described in more detail under as discussed in Note G – Preferred units.

For so long as at least 20% of the Preferred Units initially issued (without any adjustment for PIK payments) remain outstanding, holders of the Preferred Units have the right, voting as a separate class, to designate one director onto the board of the general partner, which may not exceed nine directors.

For so long as at least $35.0 million aggregate liquidation preference of Preferred Units remain outstanding, the partnership agreements of Ferrellgas Partners and the operating partnership limit the following, unless agreed by holders of at least 1/3 of the outstanding Preferred Units:

●	change of control transactions, unless Ferrellgas Partners has sufficient liquidity to redeem the Preferred Units;
●	amendments to organizational documents that adversely affect the rights of the holders of the Preferred Units;
●	authorization, creation or issuance of any equity interest having rights, preferences or privileges senior or pari passu to the Preferred Units, and none of the operating partnership’s subsidiaries may issue additional equity or redeem any equity;
●	authorization, creation or issuance of additional Preferred Units;
●	filings for bankruptcy;
●	engage in any investment, contribution or other transfer of any value, or asset sales outside the ordinary course of business, to any person above specified thresholds;
●	entering into or modifying any transaction or agreement with an affiliate or related party;
●	redemptions or repurchases by Ferrellgas Partners, the operating partnership or their respective subsidiaries of equity interests of the operating partnership ranking junior to the Preferred Units, other than explicitly permitted as described herein, or by Ferrellgas Partners, to its common limited partnership units;
●	limitations on distributions on the operating partnership’s common limited partnership other than as set forth herein;
●	limitations on the incurrence of indebtedness other than $75.0 million, or refinancings of the Credit Facility or the 2026 Notes or 2029 Notes (with premiums, interest and expense counting toward the $75.0 million basket); and
●	limitations on tax elections that cause Ferrellgas Partners or the operating partnership to be classified as a corporation, or any fundamental changes in the nature of the business or the entering into any material line of business substantially different from those conducted on the Effective Date.

Accordingly, the holders of the Preferred Units will have significant influence with respect to our management, business plans and policies. The interests of holders of the Preferred Units may conflict with our interests or the interests of our debtholders or securityholders.

Additionally, upon the occurrence of certain “change of control” transactions, the holders of the Preferred Units will have the option to require the redemption of all or a portion of the Preferred Units in cash in an amount equal to the redemption price; such a “change of control” will also trigger a “change of control” under the indentures governing the 2026 Notes and 2029 Notes.

In the event that no Class B Units are outstanding and the outstanding amount of Preferred Units is greater than $233.3 million after the tenth anniversary of the Effective Date, to the extent the operating partnership fails to redeem all the outstanding Preferred Units, holders of at least 1/3 of the outstanding Preferred Units will have the right to appoint a majority of the members of the directors onto the board of directors of the general partner and initiate a sale of the operating partnership.

These restrictions may limit our flexibility to pursue strategic opportunities.

The amount of borrowings permitted under our Credit Facility may fluctuate significantly.

Availability under the Credit Facility is determined by reference to a borrowing base, determined based on specified percentages of our eligible accounts receivable and eligible propane inventory, that may fluctuate significantly over time, and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility, including the imposition of reserves and availability blocks and the re-characterization of assets that might otherwise increase loan availability. The borrowing base is calculated on a monthly basis, or more frequently under certain circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Senior secured revolving credit facility.” As a result of the foregoing, our access to credit under the Credit Facility is potentially subject to significant fluctuation and, if such fluctuations result in a reduction in loan availability, such fluctuations could materially and adversely impair our liquidity, financial position and results of operations, including in respect of our ability to make interest payments on our debt obligations.

Restrictive covenants in the indentures governing the Notes and the agreements governing our other indebtedness and other financial obligations, including our Credit Facility, may reduce our operating flexibility.

The indentures governing the Notes, the Credit Agreement governing the Credit Facility will contain and the agreements governing our other financial obligations contain, and any indenture or other agreement that will govern debt incurred by us in the future may contain, various covenants that limit our ability to, among other things:

●	incur additional indebtedness and guarantee indebtedness;
●	pay dividends or make other distributions, repurchase or redeem our capital stock, or make other restricted payments;
●	prepay, redeem or repurchase certain debt;
●	issue certain preferred stock or similar equity securities;
●	make loans and investments;
●	sell assets;
●	incur liens;
●	enter into transactions with affiliates;
●	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
●	consolidate, merge or sell all or substantially all of our assets.

These restrictions could limit our ability to:

●	obtain future financings;
●	make necessary capital expenditures;
●	withstand a future downturn in our business or the economy in general; or
●	conduct operations, compete effectively or otherwise take advantage of business opportunities that may arise.

The Credit Agreement governing the Credit Facility requires and some of the agreements governing our future indebtedness and other financial obligations may also require, the maintenance of specified financial ratios and the satisfaction of other financial conditions, including a minimum interest coverage ratio, a maximum senior secured leverage ratio, and a maximum total net leverage ratio. Further, there are limitations on our ability to utilize fully all commitments under the Credit Facility. Availability under the Credit Facility is determined by reference to a borrowing base comprised of a combination of accounts receivable and propane inventory that fluctuates over time and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility. See “Risk Factors—The amount of borrowings permitted under our Credit Facility may fluctuate significantly.”

In addition, the limited partnership agreement governing the terms of the Preferred Units also restricts our ability to pay dividends and make distributions relating to our other capital stock, and future issuances of equity by Ferrellgas Partners or the operating partnership may contain additional restrictions. See “—We issued $700.0 million aggregate initial liquidation preference of Preferred Units, the terms of which restrict us from undertaking certain actions while such Preferred Units are outstanding.”

Our ability to meet those financial ratios and conditions can be affected by unexpected downturns in business operations beyond our control, such as significantly warmer-than-normal weather, a volatile energy commodity cost environment, deterioration in credit quality of key business partners, or an economic downturn. Accordingly, we may be unable to meet these ratios and conditions. This failure could impair our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions, even if sufficient funds were available. See “—If we are unable to access the financing markets, including through our Credit Facility, it may adversely impact our business and liquidity.”

In addition, the terms of any future indebtedness may be more restrictive.

Our breach of any of these covenants or failure to meet any of these ratios or conditions could result in a default under the terms of the relevant indebtedness, which could cause such indebtedness or other financial obligations and, by reason of any cross-default provisions that may exist, any of our other existing or future debt, including the Notes, to become immediately due and payable. If we were unable to repay those amounts, the holders of such debt could initiate a bankruptcy proceeding or liquidation proceeding or, in the case of secured debt, proceed against their collateral in accordance with state law and the rights granted under the relevant debt agreements. If our lenders or noteholders accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations, including indebtedness under the Notes, the Credit Agreement and any future debt obligations. As of April 30, 2021, we had approximately $1,475.0 million principal amount of total indebtedness and we had no secured indebtedness under our Credit Facility (in each case, excluding $138.2 million represented by outstanding letters of credit under our Credit Facility); and we had commitments available to be borrowed under our Credit Facility of approximately $211.8 million (after giving effect to $138.2 million of outstanding letters of credit under the Credit Facility and subject to adjustment based on calculation of our borrowing base). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General.”

The indentures governing the 2026 Notes and the 2029 Notes and the Credit Agreement governing the Credit Facility contain important exceptions to the covenants.

The indentures governing the Notes contain important exceptions to the covenants, including the covenants that restrict our ability to sell assets and make restricted payments. For example, the indentures governing the Notes initially permit us to make $60 million plus the amount of our Available Cash from Operating Surplus (as defined in the indentures governing the Notes) for the preceding fiscal quarter (so long as our fixed coverage ratio is at least 1.75x) or $25 million (if our fixed coverage ratio is below 1.75x) plus an additional $25 million, in each case, of restricted payments for any purpose, subject to compliance with applicable conditions, as well as to make additional restricted payments for specified purposes. Furthermore, we may utilize exceptions to sell assets and such asset sales may be on unfavorable terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facility will be at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn and all commitments are available under the Credit Facility, each quarter point change in interest rates would result in a change of approximately $0.9 million in annual interest expense on our indebtedness under our Credit Facility.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 11, 2021, Ferrellgas entered into the First Amendment to the Credit Agreement. See Note O – Subsequent events for further discussion.

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
2.1

Second Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q filed March 8, 2021.

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

3.4

Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of March 30, 2021. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 5, 2021.

3.5

Certificate of Incorporation of Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

3.6	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.
3.7	Certificate of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K filed September 29, 2015.
3.8

Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 24, 2020. Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 27, 2020.

3.9

Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of March 30, 2021. Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 5, 2021.

3.10

First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of March 30, 2021. Incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed April 5, 2021.

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

4.9

Indenture relating to 5.375% Senior Notes due 2026, dated as of March 30, 2020 (with form of Note attached), among Ferrellgas Escrow, LLC and FG Operating Finance Escrow Corp., as co-issuers, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 5, 2021.

4.10

Assumption Supplemental Indenture relating to 5.375% Senior Notes due 2026, dated as of March 30, 2021, among Ferrellgas, L.P. and Ferrellgas Finance Corp., as co-issuers, the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 5, 2021.

4.11

Indenture relating to 5.875% Senior Notes due 2026, dated as of March 30, 2020 (with form of Note attached), among Ferrellgas Escrow, LLC and FG Operating Finance Escrow Corp., as co-issuers, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed April 5, 2021.

4.12

Assumption Supplemental Indenture relating to 5.875% Senior Notes due 2026, dated as of March 30, 2021, among Ferrellgas, L.P. and Ferrellgas Finance Corp., as co-issuers, the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K filed April 5, 2021.

4.13

Investment Agreement, dated as of March 30, 2021, among Ferrellgas, L.P., Ferrellgas, Inc. and the several purchasers named therein. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 5, 2021.

4.14

Voting Agreement, dated as of March 30, 2021, among Ferrellgas, Inc., Ferrell Companies, Inc., and the holders of Class B Units of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 14, 2021.

4.15

Voting Agreement, dated as of March 30, 2021, among Ferrellgas, Inc., Ferrell Companies, Inc., and the purchasers of the Senior Preferred Units of Ferrellgas, L.P. Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 14, 2021.

10.1

Credit Agreement, dated as of March 30, 2021, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 5, 2021.

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
# 10.18

Form of Indemnification Agreement, dated as of November 19, 2019, by and between Ferrellgas Partners, LP and each director and executive officer of Ferrellgas, Inc., its general partner. Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed December 6, 2019.

# 10.19

Change in Control Retention Bonus Letter Agreement with William E. Ruisinger, Chief Financial Officer and Treasurer. Incorporated by reference to Exhibit 10.21 in our Current Report on Form 8-K filed April 27, 2020.

# 10.20

Change in Control Retention Bonus Letter Agreement with Bryan J. Wright, Senior Vice President and Chief Operating Officer. Incorporated by reference to Exhibit 10.22 in our Current Report on Form 8-K filed April 27, 2020.

# 10.21

Change in Control Retention Bonus Letter Agreement Tamria A. Zertuche, Senior Vice President and Chief Information Officer. Incorporated by reference to Exhibit 10.23 in our Current Report on Form 8-K filed April 27, 2020.

10.22

Forbearance Agreement among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and the beneficial owners dated June 7, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 11, 2020.

# 10.23

Change in Control Retention Bonus Letter Agreement with Brian W. Herrmann, Interim Chief Financial Officer and Treasurer. Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed December 15, 2020.

# 10.24

Change in Control Retention Bonus Letter Agreement with Tamria A. Zertuche, Senior Vice President and Chief Operating Officer. Incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q filed December 15, 2020.

# 10.25	Offer Letter, effective as of December 30, 2020, by and among Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 5, 2021.
# 10.26

Employment Agreement, dated as of December 31, 2020, by and among Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 5, 2021.

# 10.27

Executive Confidentiality and Restrictive Covenants Agreement, dated as of December 31, 2020, by and among Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed January 5, 2021.

10.28

Term Loan Credit Agreement, dated as of January 8, 2021, between Ferrellgas Partners, L.P., as the borrower, and Ferrellgas, L.P., as the lender. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 11, 2021.

* 10.29

First Amendment to the Credit Agreement, dated as of June 11, 2021, among Ferrellgas, L.P., Ferrellgas, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith
#	Management contracts or compensatory plans.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 14, 2021	By	/s/ Brian W. Herrmann
Brian W. Herrmann

Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 14, 2021	By	/s/ Brian W. Herrmann
Brian W. Herrmann
Interim Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 14, 2021	By	/s/ Brian W. Herrmann
Brian W. Herrmann
Interim Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 14, 2021	By	/s/ Brian W. Herrmann
Brian W. Herrmann
Interim Chief Financial Officer and Sole Director