Form 10-K
period 2021-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2021-10-15
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 29, 2021, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the OTC Pink Market on such date, was approximately $43,138,320. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2021, the registrants had common units or shares of common stock outstanding as follows:

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

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the fiscal year ended July 31, 2021

FORM 10-K ANNUAL REPORT

			Page
PART I			3
ITEM	1.	BUSINESS	5
ITEM	1A.	RISK FACTORS	15
ITEM	1B.	UNRESOLVED STAFF COMMENTS	48
ITEM	2.	PROPERTIES	48
ITEM	3.	LEGAL PROCEEDINGS	49
ITEM	4.	MINE SAFETY DISCLOSURES	50
PART II			51
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	51
ITEM	6.	SELECTED FINANCIAL DATA	53
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	58
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	81
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	83
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	84
ITEM	9A.	CONTROLS AND PROCEDURES	84
ITEM	9B.	OTHER INFORMATION	85
PART III			85
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	85
ITEM	11.	EXECUTIVE COMPENSATION	92
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	101
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	103
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	105
PART IV			E-1
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	E-1
ITEM	16.	FORM 10-K SUMMARY	E-8

PART I

References and Defined Terms

In this Annual Report on Form 10-K:

●	“us,” “we,” “our,” “ours,” “consolidated,” or “Ferrellgas” are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” refers to Ferrellgas, Inc.;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
●	“Board of Directors” or “Board” refers to the board of directors of our general partner, except where the context indicates otherwise;
●	“GAAP” refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Class A Units” refers to the Class A Units of Ferrellgas Partners, one of which was issued for every twenty of Ferrellgas Partners’ then-outstanding common units in a 1-for-20 reverse unit split effected on March 30, 2021;
●	“Class B Units” refers to the Class B Units of Ferrellgas Partners;
●	“Preferred Units” refers to the Senior Preferred Units of the operating partnership;
●	“Unitholders” or “unitholders” refers to holders of Class A Units, holders of Class B Units or holders of Preferred Units, as indicated or as the context requires for each such reference; and
●	references to any fiscal year are to the fiscal year ended or ending on July 31 of the applicable year.

Also, the following terms that are used throughout this Annual Report on Form 10-K are defined in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Chapter 11 Bankruptcy Cases”:

●	Amended Ferrellgas Partners LPA
●	Amended OpCo LPA
●	Credit Agreement
●	Credit Facility
●	Effective Date
●	Ferrellgas Partners Notes
●	OpCo LPA Amendment
●	OpCo Notes
●	Plan

Forward-looking Statements

Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning our future operating results or financial position or our ability to generate sales, income or cash flow are forward-looking statements.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

●	the effect of weather conditions on the demand for propane;
●	the prices of wholesale propane, motor fuel and crude oil;
●	disruptions to the supply of propane;
●	competition from other industry participants and other energy sources;
●	energy efficiency and technology advances;
●	adverse changes in our relationships with our national tank exchange customers;

●	significant delays in the collection of accounts or notes receivable;
●	customer, counterparty, supplier or vendor defaults;
●	changes in demand for, and production of, hydrocarbon products;
●	disruptions to railroad operations on the railroads we use;
●	increased trucking and rail regulations;
●	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
●	our inability to complete acquisitions or to successfully integrate acquired operations;
●	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
●	the impact of pending and future legal proceedings;
●	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;
●	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
●	economic and political instability, particularly in areas of the world tied to the energy industry;
●	disruptions in the capital and credit markets; and
●	access to available capital to meet our operating and debt service requirements.

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

Our Class A Units are traded on the OTC Pink Market under the symbol “FPGR”.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and Ferrellgas, L.P. (the “operating partnership”). Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Class B Units and the Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. For information regarding the economic and other terms of the Class B Units and the Preferred Units, see Note K – Equity and Note J – Preferred units – to our consolidated financial statements included elsewhere herein.

Our general partner performs all management functions for us. The parent company of our general partner, Ferrell Companies, currently beneficially owns approximately 23.4% of our outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to the Ferrellgas Partners Notes during the relevant historical periods.

Business

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2021 and a leading national provider of propane by portable tank exchange.

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

As of July 31, 2021, approximately 69% of our residential customers utilize our equipment, while the remainder own their tanks. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Propane
sales volumes
Fiscal year ended	(in millions)
July 31, 2021	860
July 31, 2020	874
July 31, 2019	905

In fiscal 2021, no one customer accounted for 10% or more of our consolidated revenues.

We utilize marketing programs targeting both new and existing customers by emphasizing:

●	our efficiency in delivering propane to customers;
●	our employee training and safety programs;
●	our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and
●	our national distributor network for our commercial and portable tank exchange customers.

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

Our risk management activities may include the use of financial derivative instruments including, but not limited to, futures, swaps, and options to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments primarily with brokers who are clearing members with the Intercontinental Exchange or the Chicago Mercantile Exchange and, to a lesser extent, directly with third parties in the over-the-counter market. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP and are therefore not recorded on our financial statements until settled.

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2021, ten suppliers accounted for approximately 52% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold – propane and other gas liquids sales” in our consolidated statement of operations.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2021, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 800 propane distribution locations in the United States as of July 31, 2021 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 50 service centers and 800 service units as of July 31, 2021. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

With respect to the sale and distribution of propane, we are subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) under its Hazard Communication Standard (“HCS”), which requires preparation and maintenance of safety data sheets, hazard labeling on products, and other worker protections. In 2012, OSHA promulgated new hazard communications requirements designed to align U.S. HCS standards with those of other countries under a Globally Harmonized System. These hazard labeling and communication changes, which took effect in June 2015, required us and other propane manufacturers and distributors to revise and update our consumer and compliance materials.

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

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At July 31, 2021, our general partner had 3,825 full-time employees.

Our general partner’s employees consisted of individuals in the following areas:

Propane field operations	3,415
Centralized corporate functions	410
Total	3,825

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

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets, has no employees other than officers and does not conduct any operations but has previously served and may in the future serve as a co-issuer and co-obligor for debt securities issued by Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership may be able to invest in debt securities of Ferrellgas Partners because Ferrellgas Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B – Contingencies and Commitments – to Ferrellgas Partners Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. has served as a co-issuer and co-obligor.

Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets, has no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership may be able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B – Contingencies and commitments – to Ferrellgas Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Finance Corp. has served and is serving as a co-issuer and co-obligor.

Prior to the Effective Date we had agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC, a consolidated and wholly-owned, qualifying special purpose subsidiary of the operating partnership that maintained an accounts receivable securitization facility. We retained servicing responsibilities for transferred accounts receivable but had no other continuing involvement with the transferred receivables. The accounts receivable securitization facility was terminated as of the Effective Date. See Note G – Accounts and notes receivable, net and accounts receivable securitization – to our consolidated financial statements included elsewhere herein.

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

Market conditions may impact our ability to access the financing markets on terms acceptable to us or at all. In addition, there are limitations on our ability to utilize fully all commitments under our Credit Facility. Availability under our Credit Facility is determined by reference to a borrowing base comprised of a combination of accounts receivable and propane inventory that fluctuates over time and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility. See “—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—The amount of borrowings permitted under our Credit Facility may fluctuate significantly due to our borrowing base calculation.” If we are unable to access the financing markets, including through our Credit Facility, we would be required to use cash on hand to fund operations and repay outstanding debt. There is no assurance that we will be able to generate sufficient cash to fund our operations and repay or refinance such debt. A failure to generate such cash would have a material adverse effect on our business if we were unable to access financing markets. Additionally, even if we are able to generate sufficient cash to refinance such debt, cash available to us for working capital and other corporate uses could be reduced. Market conditions may also impact our ability to utilize letters of credit or other financial instruments we use to conduct our business.

Weather conditions, including warm winters, dry or warm weather in the harvest season and poor weather in the grilling season, may reduce the demand for propane, which could have a material adverse effect on our results of operations, cash flows, financial condition or liquidity.

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2021, approximately 56% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance or condition. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our financial performance or condition. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

Weather in the more highly concentrated geographic areas we serve for fiscal 2021 was approximately 1% warmer than normal, and 3% colder than fiscal 2020.

Sudden and sharp increases in wholesale propane prices may not be completely passed on to our customers, especially those with which we have contracted pricing arrangements. These contracted pricing arrangements will adversely affect our profit margins if they are not immediately hedged with an offsetting propane purchase commitment and wholesale propane prices do increase.

Gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Because our profitability is sensitive to changes in wholesale supply costs, we will be adversely affected if we cannot pass on increases in the cost of propane to our customers.

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

We compete with other businesses to attract and retain qualified employees, and labor shortages and increased labor costs could adversely affect our business.

Our continued success depends on our ability to attract and retain qualified personnel in all areas of our business. We compete with other businesses to attract and retain qualified employees and a tight labor market may cause our labor costs to increase. The pandemic adds challenges in recruiting employees who may be hesitant to work in particular environments or without additional accommodations. A shortage of qualified employees may require us to enhance wage and benefits packages in order to compete effectively in the hiring and retention of employees, increase overtime or hire more expensive temporary employees. No assurance can be given that our labor costs will not increase, or that such increases can be recovered through increased prices charged to customers.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

Through our supply procurement activities, we purchased approximately 52% of our propane from ten suppliers during fiscal 2021. During extended periods of colder-than-normal weather, these suppliers or other suppliers in one or more of the areas in which we operate could temporarily run out of propane, necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted, certain suppliers were to default or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

Epidemic diseases, such as COVID-19, or similar public health crises, illnesses or pandemics, could adversely affect our operations and financial condition.

COVID-19 continues to severely impact the economy of the United States and other countries around the world. COVID-19 continues to limit us and our employees, contractors, suppliers, customers and other business partners in conducting business activities. While certain governmental measures that were implemented to control the spread of the virus have begun to ease in certain jurisdictions, quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business restrictions and other significant restrictions remain in many areas in which we operate. Throughout the pendency of COVID-19 we have implemented initiatives to minimize the risk and impact of COVID-19 on our employees and customers such as using staggered start times for drivers, sanitizing company vehicles prior to the start of each shift, using hand sanitizer in vehicles and company offices, and other best practices set forth by the Centers for Disease Control and Prevention and the World Health Organization. Any of the foregoing events or other unforeseen consequences of public health epidemics may increase our operating expenses and reduce the efficiency of our operations and may have further adverse impacts on U.S. and global economic conditions, including a renewed slowdown in the U.S. economy, which could decrease demand for our products and have a material adverse effect on our results of operations and financial condition. Ultimately, COVID-19 may also exacerbate other risks described in this “Risk factors” section, such as those relating to our high level of indebtedness, our liquidity and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

The propane distribution industry is a mature one. According to the U.S. Energy Information Administration, approximately 13 billion gallons of propane comprised the U.S. propane market in 2020. We foresee no growth or a small decline in total national demand for propane in the near future. Year-to-year industry volumes are primarily impacted by fluctuations in temperatures and economic conditions. Our ability to grow our sales volumes within the propane distribution industry is primarily dependent upon our ability to acquire other propane distributors and integrate those acquisitions into our operations and upon the success of our marketing efforts to acquire new customers organically. If we are unable to compete effectively in the propane distribution business, we may lose existing customers or fail to acquire new customers.

We may not be successful in making acquisitions, and any acquisitions we make may not result in achievement of our anticipated results. In either case, this failure would potentially limit our growth, limit our ability to compete and impair our results of operations and financial condition.

We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional Class A Units or other securities. We have substantial competition for acquisitions, and, although we believe there are numerous potential large and small acquisition candidates in our industry, there can be no assurance that:

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

The U.S. Environmental Protection Agency (the “EPA”) has determined that carbon dioxide and other GHGs are regulated pollutants under the Clean Air Act. As a result of this determination, in October 2015 the EPA published as a final rule the Clean Power Plan, which was anticipated to result in a shift away from coal-based sources of energy to natural gas and renewables. The rule has been the focus of legislative discussion in the U.S. Congress and litigation in federal court. In February 2016, the U.S. Supreme Court stayed the final rule, effectively suspending the duty to comply with the rule until certain legal challenges were resolved. In October 2017, the EPA proposed to repeal the Clean Power Plan. In June 2019, the EPA replaced the Clean Power Plan with the Affordable Clean Energy rule. In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Affordable Clean Energy rule and remanded the question to the EPA to consider a new regulatory framework to replace the Affordable Clean Energy rule, thereby allowing the incoming administration to implement standards for emissions from the power sector. In the event the matter is not heard by the U.S. Supreme Court, it is not clear whether the EPA will reinstate the Clean Power Plan or undertake new rulemaking. While the ultimate outcome may increase demand for natural gas, other regulations governing drilling for natural gas may make natural gas extraction more expensive. Accordingly, the resulting impact on demand for propane and our business is uncertain and may change as implementation of any standards moves forward. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

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

See also “—Epidemic diseases, such as COVID-19, or similar public health crises, illnesses or pandemics, could adversely affect our operations and financial condition.”

The revenues we receive from our portable tank exchange operations are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

A majority of the propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce, terminate, or require price reductions or other adverse modifications or concessions in our selling terms, our results from our delivery of propane from portable tank exchanges may decline. For fiscal 2021, four retailers represented approximately 46% of our portable tank exchange net revenues. None of our significant retail accounts associated with portable tank exchanges are contractually bound to offer portable tank exchange service or products or to use us for delivery of propane by portable exchange. Additionally, we compete with a number of large national and regional firms that may be capable of providing services and products at a similar scale for our significant retail accounts. Consequently, any of those retailers could choose at any time to reduce materially or terminate its business with us, use one or more of our competitors for delivery of propane by portable tank exchange or related propane products or cease to provide portable tank exchanges services or products at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers.

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

There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between jurisdictions. For example, California enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, and limits how we may collect and use personal data, in addition to imposing severe statutory damages and providing consumers with a private right of action for certain data breaches. Furthermore, California voters approved the California Privacy Rights Act (“CPRA”) on November 3, 2020, which will amend and expand the CCPA, including providing consumers with additional rights with respect to their personal data, and establishes a regulatory agency dedicated to enforcing compliance. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. The effects of the CCPA and CPRA potentially are far-reaching, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses, and it remains unclear how various provisions will be interpreted and enforced. These and other data privacy laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

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

Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements

Our substantial indebtedness and other financial obligations could impair our financial condition and our ability to satisfy our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2021, we had:

●	total indebtedness and other liabilities of approximately $1,901.4 million;
●	total mezzanine equity of approximately $651.3 million, net of issue discount and offering costs for the Preferred Units, which had an initial liquidation preference of $700.0 million;
●	total partners’ deficit of approximately $823.0 million;
●	total commitments available to be borrowed under our Credit Facility of approximately $219.9 million (after giving effect to $107.7 million of outstanding letters of credit under the Credit Facility and subject to adjustment based on calculation of our borrowing base); and
●	aggregate future minimum rental commitments under non-cancelable leases of approximately $167.6 million.

There are limitations on our ability to utilize fully all commitments under the Credit Facility. Availability under the Credit Facility is determined by reference to a borrowing base comprised of a combination of accounts receivable and propane inventory that fluctuates over time and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility. See “—The amount of borrowings permitted under our Credit Facility may fluctuate significantly due to our borrowing base calculation.”

Our long-term debt obligations do not contain any sinking fund provisions, but as of July 31, 2021 they require the following aggregate principal payments, without premium, during the following fiscal years:

●	$1.7 million - 2022;
●	$1.2 million - 2023;
●	$0.7 million - 2024;
●	$0.5 million – 2025;
●	$650.3 million – 2026; and
●	$825.0 million - thereafter.

Subject to the restrictions in the agreements governing our indebtedness and other financial obligations, including the indentures governing the OpCo Notes (the “Indentures”), the Credit Agreement governing the Credit Facility and the OpCo LPA Amendment governing the Preferred Units, we may incur significant additional indebtedness and other financial obligations from time to time, which may be secured and/or structurally senior to the OpCo Notes, in order to finance working capital, capital expenditures, investments, acquisitions or for other purposes. If we do so, the risks related to our high level of indebtedness could intensify.

Our substantial indebtedness and other financial obligations could have important consequences to our security holders. For example, it could:

●	make it more difficult for us to satisfy our obligations with respect to our securities;
●	increase our vulnerability to general adverse economic and industry conditions;
●	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
●	result in higher interest expense in the event of increases in interest rates because some of our debt is, and will continue to be, at variable rates of interest;
●	impair our operating capacity and cash flows if we fail to comply with financial and restrictive covenants in our debt agreements and an event of default occurs as a result of that failure that is not cured or waived;
●	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, including issuing letters of credit and posting cash collateral, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures and other general corporate purposes;
●	limit our ability to borrow additional funds;
●	increase our cost of borrowing;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including, but not limited to, the divestiture or acquisition of assets; and
●	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

The Indentures, the Credit Agreement and the OpCo LPA Amendment contain restrictive covenants that limit our ability to engage in activities that may be in our long term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt and the mandatory redemption of the Preferred Units.

We also have outstanding $700.0 million initial aggregate liquidation preference of Preferred Units. While the OpCo LPA Amendment permits the quarterly distributions on our Preferred Units to be paid in kind and added to the liquidation preference, failure to pay the quarterly distributions in cash imposes penalties and additional restrictions, including an increase in the distribution rate and a restriction on paying cash distributions to Ferrellgas Partners and other restricted payments. In addition to the quarterly distributions, we are required to make certain tax payments and additional payments, some of which are required to be paid in cash to the extent permitted by the Indentures and the Credit Agreement. Our Preferred Units impose additional burdens on us and intensify the risks related to our high level of indebtedness and other financial obligations. For more detail, see Note J – Preferred units to our consolidated financial statements included elsewhere herein.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our leverage.

We may be able to incur substantial additional indebtedness in the future. The terms of the Indentures, the Credit Agreement and the OpCo LPA Amendment will not prohibit us from doing so if we meet applicable coverage or leverage tests or other exceptions apply. If we incur any additional senior indebtedness, the holders of that indebtedness will be entitled to share ratably (subject to any collateral arrangements) with holders of our other indebtedness in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If we add new indebtedness to our current debt levels, the related risks that we now face could intensify.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our ability to enter leasing transactions at favorable terms could also be impacted. The Indentures, the Credit Agreement and the OpCo LPA Amendment restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations then due. For more detail, see Note I – Debt and Note J – Preferred units to our consolidated financial statements included elsewhere herein.

In addition, although our operations are currently conducted primarily through the operating partnership and not through its subsidiaries, in the future we could conduct a substantial portion of our operations through the operating partnership’s subsidiaries, certain of which may not be guarantors of our indebtedness. If that were to occur, repayment of our indebtedness could become dependent on the generation of cash flow by the operating partnership’s subsidiaries and their ability to make such cash available to the operating partnership, by dividend, debt repayment or otherwise. Unless those operating partnership subsidiaries are guarantors of our indebtedness, such subsidiaries do not and will not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose.

The operating partnership’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable the operating partnership to make payments in respect of its indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit the operating partnership’s ability to obtain cash from its subsidiaries. Although the Indentures and the Credit Agreement limit the ability of the operating partnership’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to the operating partnership, these limitations are subject to qualifications and exceptions. In the event that the operating partnership does not receive distributions from its subsidiaries, the operating partnership may be unable to make required principal and interest payments on its indebtedness. In that situation, the operating partnership would also be unable to make cash distributions on its Preferred Units, which would prevent it from making cash distributions to Ferrellgas Partners for the purpose of paying cash distributions on its Class A and Class B Units.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. Further, there are limitations on our ability to utilize fully all commitments under the Credit Facility. Availability under the Credit Facility is determined by reference to a borrowing base comprised of a combination of accounts receivable and propane inventory that fluctuates over time and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility. See “—The amount of borrowings permitted under our Credit Facility may fluctuate significantly due to our borrowing base calculation.”

The amount of borrowings permitted under our Credit Facility may fluctuate significantly due to our borrowing base calculation.

Availability under the Credit Facility is determined by reference to a borrowing base, determined based on specified percentages of our eligible accounts receivable and eligible propane inventory, that may fluctuate significantly over time, and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility, including the imposition of reserves and availability blocks and the re-characterization of assets that might otherwise increase loan availability. The borrowing base is calculated on a monthly basis, or more frequently under certain circumstances. See Note I – Debt for more detail. As a result of the foregoing, our access to credit under the Credit Facility is potentially subject to significant fluctuation and, if such fluctuations result in a reduction in loan availability, such fluctuations could materially and adversely impair our liquidity, financial position and results of operations, including in respect of our ability to make interest payments on our debt obligations.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Credit ratings are not recommendations to purchase, hold or sell our debt securities. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of our debt securities.

Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the OpCo Notes or other debt securities is subsequently lowered or withdrawn for any reason, you may not be able to resell such debt securities without a substantial discount.

Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility.

The Indentures and the Credit Agreement contain, and any agreement that will govern debt incurred by us in the future may contain, various covenants that limit our ability to, among other things:

●	incur or guarantee additional indebtedness;

●	pay dividends or make other distributions, repurchase or redeem our capital stock, or make other restricted payments;

●	prepay, redeem or repurchase certain debt;

●	issue certain preferred stock or similar equity securities;

●	make loans and investments;

●	sell assets;

●	incur liens;

●	enter into transactions with affiliates;

●	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

●	consolidate, merge or sell all or substantially all of our assets.

These restrictions could limit our ability to:

●	obtain future financings;

●	make necessary capital expenditures;

●	withstand a future downturn in our business or the economy in general; or

●	conduct operations, compete effectively or otherwise take advantage of business opportunities that may arise.

The Credit Agreement requires and agreements governing our future indebtedness and other financial obligations may also require, the maintenance of specified financial ratios and the satisfaction of other financial conditions, including a minimum interest coverage ratio, a maximum senior secured leverage ratio, and a maximum total net leverage ratio. Further, there are limitations on our ability to utilize fully all commitments under the Credit Facility. Availability under the Credit Facility is determined by reference to a borrowing base comprised of a combination of accounts receivable and propane inventory that fluctuates over time and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility. See “—The amount of borrowings permitted under our Credit Facility may fluctuate significantly due to our borrowing base calculation.”

In addition, the OpCo LPA Amendment governing the terms of the Preferred Units also restricts our ability to pay distributions and pay dividends or make distributions relating to our other capital stock, and future issuances of equity by Ferrellgas Partners or the operating partnership may contain additional restrictions. See “—We issued $700.0 million aggregate initial liquidation preference of Preferred Units, the terms of which restrict us from undertaking certain actions while such Preferred Units are outstanding.”

Our ability to meet those financial ratios and conditions can be affected by unexpected downturns in business operations beyond our control, such as significantly warmer-than-normal weather, a volatile energy commodity cost environment, deterioration in credit quality of key business partners, or an economic downturn. Accordingly, we may be unable to meet these ratios and conditions. This failure could impair our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions, even if sufficient funds were available. See “—Risks Related to Our Business and Strategy—If we are unable to access the financing markets, including through our Credit Facility, it may adversely impact our business and liquidity.”

In addition, the terms of any future indebtedness may be more restrictive.

Our breach of any of these covenants or failure to meet any of these ratios or conditions could result in a default under the terms of the relevant indebtedness or other financial obligations, which could cause such indebtedness or other financial obligations and, by reason of any cross-default provisions that may exist, any of our other existing or future debt to become immediately due and payable. If we were unable to repay those amounts, the holders of such debt or securities could initiate a bankruptcy proceeding or liquidation proceeding or, in the case of secured debt, proceed against our collateral in accordance with state law and the rights granted under the relevant agreements. If our lenders or noteholders accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations, including indebtedness under the OpCo Notes, the Credit Agreement and any future debt obligations. As of July 31, 2021, we had approximately $1,475.0 million principal amount of total indebtedness and we had no secured indebtedness under our Credit Facility (in each case, excluding $107.7 million of outstanding letters of credit under our Credit Facility); and we had commitments available to be borrowed under our Credit Facility of approximately $219.9 million (after giving effect to $107.7 million of outstanding letters of credit under the Credit Facility and subject to adjustment based on calculation of our borrowing base). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General.”

The Indentures and the Credit Agreement contain important exceptions to the covenants.

The Indentures and the Credit Agreement contain important exceptions to the covenants, including the covenants that restrict our ability to sell assets and make restricted payments. For example, the Indentures initially permit the operating partnership to make $60 million plus the amount of the operating partnership’s Available Cash from Operating Surplus (as defined in the Indentures) for the preceding fiscal quarter (so long as the operating partnership’s fixed coverage ratio is at least 1.75x) or $25 million (if the operating partnership’s fixed coverage ratio is below 1.75x) plus an additional $25 million, in each case, of restricted payments for any purpose, subject to compliance with applicable conditions, as well as to make additional restricted payments for specified purposes. Furthermore, we may utilize exceptions to sell assets and such asset sales may be on unfavorable terms.

Our variable interest rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

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

Our ability to meet financial ratio requirements under our Credit Facility may be affected by many factors, some of which are beyond our control, and any failure to meet such requirements could result in loss of our access to or termination of that facility.

The Credit Agreement governing our Credit Facility requires us to maintain a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total net leverage ratio. Our ability to satisfy financial ratio requirements under our Credit Facility may be affected by events beyond our control and a breach of any of these financial ratios could result in a default under our Credit Facility. See “—Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility.”

The operating partnership issued $700.0 million aggregate initial liquidation preference of Preferred Units, the terms of which restrict us from undertaking certain actions while such Preferred Units are outstanding.

The operating partnership issued $700.0 million initial aggregate liquidation preference of Preferred Units. The Preferred Units are entitled to quarterly distributions in cash or payment in kind and are redeemable at the option of the operating partnership at any time, or at the option of the holders no earlier than ten years after the Effective Date, subject to the terms as described in more detail under Note J – Preferred units to our consolidated financial statements included elsewhere herein.

For so long as at least 20% of the Preferred Units initially issued (without any adjustment for new Preferred Units issued as payment in kind) remain outstanding, holders of the Preferred Units have the right, voting as a separate class, to designate one director onto the board of the general partner, which may not exceed nine directors.

For so long as at least $35.0 million aggregate liquidation preference of Preferred Units remain outstanding, the partnership agreements of Ferrellgas Partners and the operating partnership limit the following, unless agreed by holders of at least 1/3 of the outstanding Preferred Units:

●	change of control transactions, unless the operating partnership has sufficient liquidity to redeem the Preferred Units;

●	amendments to organizational documents that adversely affect the rights of the holders of the Preferred Units;

●	authorization, creation or issuance of any equity interest having rights, preferences or privileges senior or pari passu to the Preferred Units, and none of the operating partnership’s subsidiaries may issue additional equity or redeem any equity;

●	authorization, creation or issuance of additional Preferred Units;

●	filings for bankruptcy;

●	engaging in any investment, contribution or other transfer of any value, or asset sales outside the ordinary course of business, to any person above specified thresholds;

●	entering into or modifying any transaction or agreement with an affiliate or related party;

●	redemptions or repurchases by Ferrellgas Partners, the operating partnership or their respective subsidiaries of equity interests of the operating partnership ranking junior to the Preferred Units;

●	other than as expressly permitted under the OpCo LPA Amendment, distributions on the operating partnership’s limited partnership interests (other than the Preferred Units but including the limited partnership interest in the operating partnership held by Ferrellgas Partners) (See also “—Our ability to make cash distributions to holders of Class A Units and Class B Units is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership, which are limited by our obligations under the Indentures, the Credit Agreement and the OpCo LPA Amendment and may be limited by a variety of other factors. Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units.);

●	incurrence of indebtedness other than $75.0 million, or refinancings of the Credit Facility or the 2026 Notes or 2029 Notes (with premiums, interest and expense counting toward the $75.0 million basket); and

●	tax elections that cause Ferrellgas Partners or the operating partnership to be classified as a corporation, or any fundamental changes in the nature of the business or the entering into any material line of business substantially different from those conducted on the Effective Date.

Accordingly, the holders of the Preferred Units will have significant influence with respect to our management, business plans and policies. The interests of holders of the Preferred Units may conflict with our interests or the interests of our debtholders or securityholders.

Additionally, upon the occurrence of certain “change of control” transactions, the holders of the Preferred Units will have the option to require the redemption of all or a portion of the Preferred Units in cash in an amount equal to the redemption price; and such a “change of control” will also trigger a “change of control” under the Indentures.

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

The operating partnership is required to distribute all of its available cash to its equity holders and is not required to accumulate cash for the purpose of meeting its future obligations to holders of its indebtedness, which may limit the cash available to service that indebtedness.

Subject to the limitations on restricted payments and other covenants contained in the Indentures, the Credit Agreement, the OpCo LPA Amendment and agreements governing future indebtedness and other financial obligations of the operating partnership, the partnership agreement of the operating partnership requires it to distribute all of its available cash each fiscal quarter to its partners and does not require it to accumulate cash for the purpose of meeting obligations to holders of any indebtedness or other financial obligations of the operating partnership. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. As a result of these distribution requirements, the operating partnership may not accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions and because we are not required to accumulate cash for the purpose of meeting obligations to holders of the operating partnership’s indebtedness, such distributions could significantly reduce the cash available to it in subsequent periods to make payments on any indebtedness of the operating partnership.

Our general partner has broad discretion to determine the amount of “available cash” for distribution to holders of our equity securities through the establishment and maintenance of cash reserves.

Subject to the restrictions on distributions in the Indentures, the Credit Agreement and the OpCo LPA Amendment as discussed above, our general partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as “available cash.” Part of this discretion comes from the ability of our general partner to establish and make additions to our reserves. Decisions as to amounts to be placed in or released from reserves have a direct impact on the amount of available cash for distributions because increases and decreases in reserves are taken into account in computing available cash. Funds within or added to our reserves are not considered to be “available cash” and are therefore not required to be distributed. Each fiscal quarter, our general partner may, in its reasonable discretion, determine the amounts to be placed in or released from reserves, subject to restrictions on the purposes of the reserves. Reserves may be established, increased or decreased for any proper purpose, including, but not limited to, reserves:

●	to comply with the terms of any of our agreements or obligations, including the establishment of reserves to fund the payment of interest and principal in the future of any debt obligations of Ferrellgas Partners or the operating partnership;
●	to provide for level distributions of cash notwithstanding the seasonality of our business; and
●	to provide for future capital expenditures and other payments deemed by our general partner to be necessary or advisable.

The decision by our general partner to establish, increase or decrease our reserves may limit the amount of cash available for distribution to holders of our equity securities. Holders of our Class A and Class B Units will not receive distributions unless we are able to first satisfy our obligations and the establishment of any reserves.

We may be unable to repurchase the OpCo Notes or repay or repurchase other debt or other securities upon a change of control.

Upon the occurrence of a “change of control” under the Indentures, we or a third party will be required to make a change of control offer to repurchase the OpCo Notes at 101% of their principal amount, plus accrued and unpaid interest. Additionally, a change of control under the Credit Facility constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the Credit Agreement and terminate their commitments to lend thereunder. The source of funds for any purchase of the OpCo Notes and repayment of borrowings under the Credit Facility would be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not have the financial resources to purchase the OpCo Notes in that circumstance, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness, including under our Credit Facility. In addition, the Preferred Units have similar change of control provisions which require us to offer to redeem the Preferred Units at a price equal to the then-current liquidation preference per unit, plus accrued and unpaid distributions. Future debt agreements and agreements governing other securities may also contain similar provisions. In addition, our future debt agreements may contain other restrictions on our ability to repurchase the OpCo Notes or other securities upon a change of control. These restrictions could prevent us from satisfying our obligations to purchase such securities unless we are able to refinance the indebtedness or obtain waivers or consents from the holders thereof. Our failure to pay the change of control purchase price or repay borrowings when due would allow the holders to declare such indebtedness be immediately due and payable.

In addition, certain important corporate events, such as leveraged recapitalizations, may not constitute a “change of control” that would require us to repurchase such securities or repay such borrowings, even though those corporate events could increase the level of our indebtedness or otherwise adversely affect our capital structure, credit ratings or the value of our indebtedness.

The exercise by the holders of our indebtedness under the OpCo Notes or the Credit Agreement of their right to require us to repurchase or repay such indebtedness upon a change of control could cause a default under the agreements governing our other indebtedness or other securities, including future agreements, even if the change of control itself does not, due to the financial effect of such repurchases on us. In the event a repurchase or repayment is required at a time when we are prohibited from purchasing or repaying such indebtedness, we could attempt to refinance the indebtedness that contains such prohibitions. If we do not obtain a consent or repay such indebtedness, our failure to purchase or repay such indebtedness would constitute an event of default which could, in turn, constitute a default under our other indebtedness. Finally, our ability to pay cash to the holders of such indebtedness upon a change of control may be limited by our then existing financial resources.

We may not be able to clearly establish when a sale of all or substantially all of the assets has occurred under New York law.

One of the events that may constitute a change of control is a sale of all or substantially all our assets. The meaning of “substantially all” varies according to the facts and circumstances of the subject transaction and has no clearly established meaning under New York law, which is the law that governs the Indentures and the Credit Agreement. This ambiguity as to when a sale of substantially all of our assets has occurred may result in uncertainty regarding whether a change of control has occurred and whether an obligation to offer to repurchase or repay under the Indentures or the Credit Agreement has been triggered.

Our Class A Units are no longer listed on the New York Stock Exchange and are instead traded on the OTC Pink Market. The OTC Pink Market has less liquidity than the NYSE and unitholders may face limited availability of market quotations for our Class A Units, reduced liquidity for the trading of our Class A Units and potentially lower trading prices for our Class A Units.

As previously announced in 2019, we were notified by the NYSE that we were not in compliance with its continued listing standards because the average closing price of our common units over a consecutive 30-day trading period was less than $1.00 per unit. After failing to regain compliance, we withdrew the listing of our common units from the NYSE, effective January 2020.

We may not be able to relist our Class A Units on the NYSE or another national securities exchange and we expect our Class A Units to be quoted on the OTC Pink Market for the foreseeable future. Unitholders may face limited availability of market quotations for our Class A Units, reduced liquidity for the trading of our Class A Units and potentially lower trading prices for our Class A Units. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future, and it could impair our ability to provide equity incentives to our employees. Additionally, the 1-for-20 reverse unit split that was effected on the Effective Date could adversely affect the liquidity of the market for our Class A Units. There can be no assurance that the trading market for our Class A Units will improve in the future or that any improvement will be sustained.

There may be no active trading market for our debt securities, which may limit a holder’s ability to sell our debt securities.

The OpCo Notes are not, and we do not expect any debt securities we may issue in the future to be, listed on any securities exchange quoted through any automated quotation system. An established market for our debt securities may not develop, or if one does develop, it may not be maintained. Although underwriters may advise us that they intend to make a market in our debt securities, they are not obligated to do so and may discontinue such market-making activity at any time without notice. In addition, market-making activity is subject to the limits imposed by the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these reasons, we cannot assure a debt holder that:

●	a liquid market for the debt securities will develop;
●	a debt holder will be able to sell its debt securities; or
●	a debt holder will receive any specific price upon any sale of its debt securities.

If a public market for our debt securities did develop, the debt securities could trade at prices that may be higher or lower than their principal amount or purchase price, depending on many factors:

●	the number of holders of the debt securities of a particular class or series;
●	prevailing interest rates;
●	our operating performance and financial condition;
●	the interest of securities dealers in making a market for them; and
●	the market for similar securities.

Historically, the market for non-investment grade debt, such as the OpCo Notes, has been subject to disruptions that have caused substantial fluctuations in the prices of these securities.

Subject to certain restrictions, Ferrellgas Partners may dilute existing interests of unitholders by selling additional limited partner interests. Ferrellgas Partners may also dilute existing Class A Units by converting Class B Units to Class A Units.

The partnership agreement of Ferrellgas Partners generally allows Ferrellgas Partners to issue additional limited partner interests and other equity securities, subject to consent by holders of the Requisite Class B Units (defined as (a) if the holder that initially holds a majority of the Class B Units (the “Initial Class B Majority Holder”) holds at least 50% of the Class B Units, holders of at least 50% of the outstanding Class B Units or (b) if the Initial Class B Majority Holder holds less than 50% of the Class B Units, holders of at least one-third of the outstanding Class B Units). When Ferrellgas Partners issues additional equity securities, a unitholder’s proportionate partnership interest in such class will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of such units. The issuance of additional units will also diminish the relative voting strength of the previously outstanding class of units. In addition, Ferrellgas Partners may issue preferred or other securities that could have a preferred right to distributions or other priority economic terms, which could negatively affect the value of our outstanding units.

In addition, once the holders of the Class B Units have received aggregate distributions of $357.0 million, the Class B Units will be converted to Class A Units (at a conversion ratio specified in Ferrellgas Partners’ partnership agreement) (i) at the option of Ferrellgas Partners in the first five years after the Effective Date and (ii) automatically thereafter. Such conversion will dilute the Class A Units at an exceeding rate as each year passes and the conversion ratio increases. See Note K – Equity for more detail.

Persons or groups owning 20% or more of Ferrellgas Partners’ Class A Units cannot vote any of their Class A Units in excess of the 20% threshold. This limitation does not apply under certain circumstances and does not apply to Class A Units owned by Ferrell Companies, our general partner and its affiliates.

Any person or group that owns 20% or more of Ferrellgas Partners’ Class A Units cannot vote any of their Class A Units in excess of the 20% threshold, but this limitation on voting expires on the later of (a) five years after the Effective Date and (b) the conversion of the Class B Units to Class A Units. This provision may:

●	discourage a person or group from attempting to remove our general partner or otherwise change management; and
●	reduce the price at which our Class A or Class B Units will trade under various circumstances.

This limitation does not apply to our general partner and its affiliates or to the Class B Unitholders after conversion to Class A Units. Ferrell Companies, the parent of our general partner, beneficially owns all of the outstanding capital stock of our general partner in addition to approximately 23.4% of our Class A Units.

Our ability to make cash distributions to holders of Class A Units and Class B Units is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership, which are limited by our obligations under the Indentures, the Credit Agreement and the OpCo LPA Amendment and may be limited by a variety of other factors. Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the Indentures, the Credit Agreement and the OpCo LPA Amendment contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note I – Debt and Note J – Preferred units for a discussion of these limitations.

Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units.

If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution.

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. Accordingly, for so long as any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of any cash distributions Ferrellgas Partner makes to its partners, and Class A Unitholders collectively will not receive more than approximately 14.1% of any such distribution (giving effect to the general partner’s pro rata share of any such distribution in addition to the Class B Unitholders’ share).

Further, the Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million (which was the outstanding principal amount of the Ferrellgas Partners Notes), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after the Effective Date is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. (For additional discussion of the terms of the Class B Units, see Note K – Equity – in the notes to our consolidated financial statements included elsewhere herein.)

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. In fact, on October 8, 2021, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million entirely to the Class B Unitholders, without making any distribution to Class A Unitholders and the general partner. It is possible that Class A Unitholders will not receive any cash distributions prior to the time that all Class B Units are converted into Class A Units or redeemed or, if any distribution is made to the Class A Unitholders and the general partner, that the amount of such distribution to the Class A Unitholders will be less than the maximum amount of such distribution that the Class A Unitholders could receive, which, as noted above, is approximately 14.1% of the aggregate amount of the distribution made to all partners.

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

The partnership agreements of Ferrellgas Partners and the operating partnership provide certain covenants for the benefit of holders of the Class B Units, including, among others, that none of Ferrellgas Partners, the operating partnership or their respective subsidiaries may (i) incur indebtedness in excess of $75.0 million, other than certain refinancing transactions, (ii) issue or redeem outstanding equity interests (other than the Preferred Units) or (iii) engage in certain related party transactions, asset sales, investments, contributions or other transfers of assets, in each case above a specified threshold. Accordingly, the Class B Independent Director has significant influence with respect to our management, business plans and policies. These restrictions, which can be waived only upon consent by holders of the Requisite Class B Units, may limit our flexibility to pursue strategic opportunities.

Holders of the Class B Units will have the right to acquire the general partner interests in Ferrellgas Partners and the operating partnership upon a material breach of certain covenants in the partnership agreements of Ferrellgas Partners and the operating partnership and the Class B Units will convert into Class A Units under certain circumstances.

Holders of the Class B Units will have the right to acquire the general partner interests in Ferrellgas Partners and the operating partnership, without the approval of the general partner, Ferrellgas Partners, the holders of the Class A Units or the operating partnership, upon a material breach of certain covenants in the partnership agreements of Ferrellgas Partners and the operating partnership or if the Class B Units fail to convert into Class A Units within ten years after the Effective Date. Additionally, if the Class B Units are not called by Ferrellgas Partners (which is only permitted within five years of the issuance thereof), then upon receipt of aggregate distributions equal to $357 million the Class B Units will convert into Class A Units in accordance with the conversion factors described in the Ferrellgas Partners partnership agreement. Ferrellgas Partners will only be able to call the Class B Units if it receives sufficient distributions from the operating partnership, and the operating partnership will be limited in its ability to make distributions by its debt agreements and the terms of the Preferred Units. Any such acquisition of the general partner interests or conversion into Class A Units could have a material adverse effect on us and could substantially change our management and the resolution of conflicts of interest, as described above. Such acquisition also could result in a “change of control” under the Indentures, the Credit Agreement or the OpCo LPA Amendment governing the Preferred Units, which could result in an event of default under such instruments or require that we offer to repurchase our debt and other securities. See “—We may be unable to repurchase the OpCo Notes or repay or repurchase other debt or other securities upon a change of control.”

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

Ferrellgas Partners is a holding entity for our subsidiaries, including the operating partnership. Ferrellgas Partners has no material operations and only limited assets. Ferrellgas Partners Finance Corp. is Ferrellgas Partners’ wholly-owned finance subsidiary, acts only as a co-obligor on its debt securities, if any, conducts no business and has nominal assets. Accordingly, Ferrellgas Partners is dependent on cash distributions from the operating partnership and its subsidiaries to service any obligations of Ferrellgas Partners and pay distributions to its unitholders. As described elsewhere in these risk factors, the ability of the operating partnership to make distributions to Ferrellgas Partners is subject to significant restrictions under the terms of the agreements governing the operating partnership’s indebtedness and the OpCo LPA Amendment governing the Preferred Units and may be affected by a variety of other factors.

Unitholders have limited voting rights; our general partner manages and operates us, thereby generally precluding the participation of our unitholders in operational decisions.

Our general partner manages and operates us. Unlike the holders of common stock in a corporation, our unitholders generally have only limited voting rights on matters affecting our business. Holders of our Class B Units and the operating partnership’s Preferred Units have certain additional voting rights focused on their respective distribution rights or preferences and their respective protective covenants and other rights under the partnership agreements of Ferrellgas Partners and the operating partnership. Amendments to the agreement of limited partnership of Ferrellgas Partners may be proposed only by or with the consent of our general partner. Proposed amendments must generally be approved by holders of at least a majority of our outstanding Class A Units and, in certain cases, holders of our Class B Units and the operating partnership’s Preferred Units.

Class A Unitholders will have no right to elect our general partner, or the directors of our general partner on an annual or other continuing basis. Holders of our Class B Units are permitted to designate one independent director to the Board of Directors of our general partner in accordance with a voting agreement. See “—Holders of the Class B Units have the right to appoint an independent director, and certain consent from the holders of Class B Units is required for certain transactions, which may reduce our operating flexibility. The holders of the Class B Units and their affiliates may have conflicts with us.” In addition, holders of the Preferred Units have the right to designate one director to the Board of Directors of our general partner so long as at least 140,000 of the Preferred Units remain outstanding. Under certain circumstances, holders of the Preferred Units may have the right to appoint a majority of the Board of Directors of our general partner ten years after the Effective Date.

Our general partner may not be removed except pursuant to:

●	the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the Class A Units owned by our general partner and its affiliates; and
●	upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding Class A Units entitled to vote;

provided that holders of the Class B Units will have the right to remove the general partner under certain circumstances. See “—Holders of the Class B Units will have the right to acquire the general partner interests in Ferrellgas Partners and the operating partnership upon a material breach of certain covenants in the partnership agreements of Ferrellgas Partners and the operating partnership and the Class B Units will convert into Class A Units under certain circumstances.”

Because Ferrell Companies is the parent of our general partner and beneficially owns 23.4% of our outstanding Class A Units, and James E. Ferrell, Chief Executive Officer and President of our general partner and Chairman of the Board of Directors of our general partner, indirectly owns 4.9% of our outstanding Class A Units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner are unlikely if neither Ferrell Companies, nor Mr. Ferrell consents to such action, subject to the rights of holders of Class B Units and the Preferred Units.

Our general partner has a limited call right with respect to the limited partner interests of Ferrellgas Partners other than the Class B Units.

If at any time not more than 20% of the then-issued and outstanding limited partner interests of any class of Ferrellgas Partners other than the Class B Units are held by persons other than our general partner and its affiliates, our general partner has the right, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining limited partner interests of such class held by such unaffiliated persons at a price generally equal to the then-current market price of limited partner interests of such class. As a consequence, a unitholder may be required to sell its units at a time when the unitholder may not desire to sell them or at a price that is less than the price desired to be received upon such sale.

Unitholders may not have limited liability in specified circumstances and may be liable for the return of distributions.

The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right, or the exercise of the right by the limited partners as a group (or a class of limited partners), to:

●	designate members of the Board of Directors of our general partner;
●	remove or replace our general partner;
●	make specified amendments to our partnership agreements; or
●	take other action pursuant to our partnership agreements that constitutes participation in the “control” of our business,

then the limited partners could be held liable in some circumstances for our obligations to the same extent as a general partner.

In addition, under some circumstances a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. Unitholders will not be liable for assessments in addition to their initial capital investment in our Class A Units. Under Delaware law, we may not make a distribution to our unitholders if the distribution causes all our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities for which recourse is limited to specific property are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date. Under Delaware law, an assignee that becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to that assignee at the time such assignee became a limited partner if the liabilities could not be determined from the partnership agreements.

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

The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner that is beneficial to the best interest of Ferrellgas Partners and the operating partnership and not inconsistent with the best interest of those entities. The overall governance structure of the Ferrellgas entities is focused on Ferrellgas Partners and the operating partnership and, as such, the officers and directors of the general partner or the general partner’s parent entity should generally make decisions that are reasonably believed to be in, or not inconsistent with, the best interest of Ferrellgas Partners and the operating partnership, which duties and obligations are set forth in the applicable partnership agreements. Notwithstanding, there may be situations in which our general partner’s duties to us may conflict with the duties of its officers and directors to our general partner and its stockholder.

Matters in which, and reasons that, such conflicts of interest may arise include:

●	we do not have any employees and rely solely on employees of our general partner and its affiliates;

●	under the terms of the partnership agreements of Ferrellgas Partners and the operating partnership, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in providing employees to the operating partnership and rendering corporate staff and support services to us;

●	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

●	neither the partnership agreements of Ferrellgas Partners and the operating partnership nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arm’s-length negotiations;

●	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

●	the partnership agreements of Ferrellgas Partners and the operating partnership permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

●	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations against itself or such affiliates;

●	our general partner may exercise its limited right to call for and purchase Class A Units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

●	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

●	our general partner and its affiliates have no obligation to present business opportunities to us;

●	our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however, our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

●	James E. Ferrell is the Chief Executive Officer and President of our general partner and the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions in the ordinary course of our business. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer or director of our general partner, including with respect to our relationship and conduct of business with any of Mr. Ferrell’s companies.

See “Conflicts of Interest” and “Fiduciary Responsibilities” below.

Under certain circumstances Ferrell Companies may transfer the ownership of our general partner, which could cause a change of our management and affect the decisions made by our general partner regarding resolutions of conflicts of interest.

Ferrell Companies, the owner of our general partner, may transfer the capital stock of our general partner without the consent of our Class A Unitholders. In such an instance, our general partner will remain bound by our partnership agreements. If, however, through share ownership or otherwise, persons not now affiliated with our general partner were to acquire its general partner interest in us or effective control of our general partner, our management and resolutions of conflicts of interest, such as those described above, could change substantially. A transfer of the ownership of our general partner also could result in a “change of control” under our debt instruments and the OpCo LPA Amendment governing our Preferred Units, which could result in an event of default under such debt instruments or OpCo LPA Amendment or require that we offer to repurchase our debt securities and Preferred Units.

Our general partner may voluntarily withdraw or sell its general partner interest.

Our general partner may withdraw as the general partner of Ferrellgas Partners and the operating partnership without the approval of our Class A Unitholders. Our general partner may also sell its general partner interest in Ferrellgas Partners and the operating partnership without the approval of our Class A Unitholders. Any such withdrawal or sale could have a material adverse effect on us and could substantially change our management and the resolution of conflicts of interest, as described above. A withdrawal by our general partner or a sale of its general partner interest also could result in a “change of control” under our debt instruments or the OpCo LPA Amendment, which could result in an event of default under such instruments or require that we offer to repurchase our indebtedness and Preferred Units.

Our general partner has the ability to protect itself against dilution.

Whenever we issue equity securities (other than Class B Units or Preferred Units) to any person other than our general partner and its affiliates, our general partner has the right to purchase additional limited partner interests on the same terms. This allows our general partner to maintain its partnership interest in us. No other Class A Unitholder has a similar right. Therefore, only our general partner has the ability to protect itself against dilution caused by our issuance of certain additional equity securities.

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

The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. We believe that, under current law, we have been and will continue to be classified as a partnership for federal income tax purposes; however, we have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. One of the requirements for such classification is that at least 90% of our gross income for each taxable year has been and will be “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Whether we will continue to be classified as a partnership depends in part on our ability to meet this qualifying income test in the future.

If we were classified as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently 21% at the federal level, and we would probably pay additional state income taxes as well. In addition, distributions would generally be taxable to the recipient as corporate dividends and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us at the entity level as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and thus would likely result in a substantial reduction in the value of our units.

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

We are unable to predict whether any such changes will occur. Any such changes could cause us to be treated as an association taxable as a corporation for U.S. federal income tax purposes and thereby subject us to entity-level income taxes, which would cause a material reduction in our anticipated cash flows and adversely affect the value of our units.

A successful IRS contest of the federal income tax positions we take may reduce the market value of our units and the costs of any contest will be borne by us and therefore indirectly by our unitholders and our general partner.

We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from those expressed herein or from the positions we take. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of the positions we take, and some or all of these positions ultimately may not be sustained. Any successful IRS contest may materially reduce the market value of our units and the prices at which our units trade. In addition, our costs of any contest with the IRS will be borne by us and therefore indirectly by our unitholders and our general partner.

Unitholders may be required to pay taxes on their share of our taxable income even if they do not receive cash distributions from us.

Unitholders may be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, including our taxable income associated with a disposition of property or cancellation of debt, whether or not they receive any cash distributions from us. Unless we are able to pay and actually pay cash distributions on our Class A Units, Class A Unitholders will not receive any cash from us to cover any such tax liabilities, and, if we do pay cash distributions in the future, such cash distributions may not be equal to unitholders’ share of our taxable income or even equal to the actual tax liability which results from that income.

We continue to pursue a strategy to normalize our capital structure. As part of this strategy, we may engage in transactions that could have significant adverse tax consequences to our unitholders. For example, we may sell some of our assets and use the proceeds to fund capital expenditures or a redemption or conversion of our Class B Units or Preferred Units rather than distributing the proceeds to our unitholders, and some or all of our unitholders may be allocated substantial taxable income and gain resulting from the sale without receiving a cash distribution. We may also engage in transactions to reduce our existing debt or debt service costs, such as debt exchanges, debt repurchases, or modifications of our existing debt, that could result in cancellation of indebtedness income, or other income, being allocated to our unitholders as taxable income. This may cause a unitholder to be allocated taxable income with respect to our units with no corresponding distribution of cash to fund the payment of the unitholder’s resulting tax liability.

The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of this income.

Our unitholders may be subject to limitations on their ability to deduct interest expense incurred by us.

In general, our Class A Unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our business during our taxable year. However, under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), for taxable years beginning after December 31, 2017, the deductibility of net interest expense is limited to the sum of our business interest income and 30% (or 50% for 2020, as amended by the CARES Act) of our “adjusted taxable income”. For tax years beginning after December 31, 2017 and before January 1, 2022, the Tax Act calculates adjusted taxable income using an EBITDA-based calculation. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization. Any business interest expense disallowed at the partnership level is then generally carried forward and may be deducted in a succeeding taxable year by a unitholder, in accordance with the unitholder’s applicable tax laws. These limitations might cause interest expense to be deducted by our unitholders in a later period than recognized in the GAAP financial statements.

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

Tax gain or loss on the disposition of our Class A Units could be different than expected.

If a unitholder sells its Class A Units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those Class A Units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a Class A Unit, which decreased its tax basis in that Class A Unit, will, in effect, become taxable income to the unitholder if the Class A Unit is sold at a price greater than its tax basis in that Class A Unit, even if the price received is less than its original cost. A substantial portion of the amount realized, whether or not representing a gain, will likely be ordinary income to that unitholder. Should the IRS successfully contest certain positions we take, a selling unitholder could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased taxable income in prior years. In addition, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash that unitholder receives from the sale.

Tax-exempt entities, regulated investment companies, and foreign persons face unique tax issues from owning Class A Units that may result in additional tax liability or reporting requirements for them.

An investment in Class A Units by tax-exempt entities, such as employee benefit plans, individual retirement accounts, regulated investment companies, generally known as mutual funds, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Net income from a “qualified publicly-traded partnership” is qualifying income for a regulated investment company, or mutual fund. However, no more than 25% of the value of a regulated investment company’s total assets may be invested in the securities of one or more qualified publicly-traded partnerships. We expect to be treated as a qualified publicly-traded partnership. Distributions, if any, made to non-U.S. persons will be reduced by withholding taxes, at the highest effective tax rate applicable to individuals, and non-U.S. persons will be required to file federal income tax returns and generally pay tax on their share of our taxable income.

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

Because we cannot match transferors and transferees of Class A Units, uniformity of the economic and tax characteristics of our Class A Units to a purchaser of Class A Units must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions which we believe conform to Treasury Regulations under Section 743(b) of the Internal Revenue Code. A successful IRS challenge to those positions could reduce the amount of tax benefits available to our unitholders. A successful IRS challenge could also affect the timing of these tax benefits or the amount of gain from the sale of Class A Units and could have a negative impact on the value of our Class A Units or result in audit adjustments to a unitholder’s tax returns.

As a result of investing in our units, a unitholder will likely be subject to state and local taxes and return filing requirements in jurisdictions in which it is not domiciled.

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

States may subject partnerships to entity-level taxation in the future, thereby decreasing the amount of cash available to us for distributions and, if we pay distributions on our Class A Units, potentially causing a decrease in our distribution levels, including a decrease in the minimum quarterly distribution.

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

If we default on any of our debt, the holders will have the right to sue us for non-payment. That action could cause an investment loss and negative tax consequences for our unitholders through the realization of taxable income by unitholders without a corresponding cash distribution. Likewise, if we were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, our unitholders could have increased taxable income without a corresponding cash distribution.

A unitholder whose Class A Units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of Class A Units) may be deemed to have disposed of those Class A Units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those Class A Units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose Class A Units are the subject of a securities loan may be deemed to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those Class A Units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those Class A Units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those Class A Units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their Class A Units.

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

Matters in which, and reasons that, such conflicts of interest may arise include:

●	we do not have any employees and rely solely on employees of our general partner and its affiliates;
●	under the terms of the partnership agreements of Ferrellgas Partners and the operating partnership, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in providing employees to the operating partnership and rendering corporate staff and support services to us;
●	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;
●	neither the partnership agreements of Ferrellgas Partners and the operating partnership nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arm’s-length negotiations;
●	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

●	the partnership agreements of Ferrellgas Partners and the operating partnership permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;
●	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations against itself or such affiliates;
●	our general partner may exercise its limited right to call for and purchase Class A Units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;
●	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;
●	our general partner and its affiliates have no obligation to present business opportunities to us;
●	our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however, our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and
●	James E. Ferrell is the Chief Executive Officer and President of our general partner and the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions in the ordinary course of our business. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer or director of our general partner, including with respect to our relationship and conduct of business with any of Mr. Ferrell’s companies.

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

The partnership agreements of Ferrellgas Partners and the operating partnership expressly permit our general partner to resolve conflicts of interest between itself or its affiliates, on the one hand, and us or our unitholders, on the other, and to consider, in resolving such conflicts of interest, the interests of other parties in addition to the interests of our unitholders. In addition, the partnership agreement of Ferrellgas Partners provides that a purchaser of Class A Units is deemed to have consented to specified conflicts of interest and actions of our general partner and its affiliates that might otherwise be prohibited, including those described above, and to have agreed that such conflicts of interest and actions do not constitute a breach by our general partner of any duty stated or implied by law or equity. Our general partner will not be in breach of its obligations under the partnership agreements of Ferrellgas Partners or the operating partnership or its duties to us or our unitholders if the resolution of such conflict is fair and reasonable to us. Under the partnership agreements, any conflict of interest and any resolution thereof will conclusively be deemed fair and reasonable to us if it is (i) approved by the audit committee of our general partner, or (ii) on terms no less favorable to us than those generally being provided to or available from unrelated third parties or (iii) fair to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us). The latitude given in the partnership agreements to our general partner in resolving conflicts of interest may significantly limit the ability of a unitholder to challenge what might, in the absence of the partnership agreement provisions eliminating default fiduciary duties be a breach of fiduciary duty.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

We own or lease the following transportation equipment at July 31, 2021:

	% Owned	% Leased	Approximate Total
Truck tractors	58%	42%	120
Propane transport trailers	100%	—%	170
Portable tank delivery trucks	48%	52%	630
Portable tank exchange delivery trailers	88%	12%	330
Bulk propane delivery trucks	52%	48%	1,590
Pickup and service trucks	65%	35%	1,050
Passenger vehicles	56%	44%	160
Other trailers	100%	—%	320
Railroad tank cars	100%	—%	40

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. At July 31, 2021, our propane distribution locations were comprised of 50 service centers and 800 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 126 company-owned distributors and 6 independently-owned distributors at July 31, 2021. In addition, we had 11 company-owned portable tank exchange production facilities at July 31, 2021.

We owned approximately 49.8 million gallons of propane storage capacity at our propane distribution locations at July 31, 2021. We owned our land and buildings in the local markets of approximately 60% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2021.

We owned approximately 0.8 million propane tanks at July 31, 2021, most of which are located on customer property and rented to those customers. We also owned approximately 4.1 million portable propane cylinders at July 31, 2021, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2021, we leased approximately 57.3 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

At July 31, 2021, we leased 73,988 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area.

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

With respect to the indirect customers, the district court exercised supplemental jurisdiction over the remaining state law claims, but then granted in part our pleadings-based motion and dismissed 11 of the 24 remaining state law claims.  As a result, there were 13 remaining state law claims brought by a putative class of indirect customers.

On September 23, 2021, the court held an oral argument on the indirect purchaser plaintiffs’ motion for class certification. Thereafter, the court denied the indirect purchaser plaintiffs’ motion for class certification, and a final order on the motion is being prepared. At this point the only remaining claims are the 13 named plaintiffs’ individual state claims, which has the effect of substantially reducing our potential liability. We believe we have strong defenses and intend to vigorously defend ourselves against these remaining individual claims.  We do not believe loss is probable or reasonably estimable at this time.

Eddystone litigation

We and Bridger Logistics, LLC (“Bridger”), have been named, along with two former officers (“Rios and Gamboa”), in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger. The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that we transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of us and Bridger and that we and Bridger breached both an implicit contract as well as fiduciary duties allegedly owed to Eddystone as a creditor of JTS. We believe that we and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. If Eddystone ultimately prevails, however, we believe that the amount of damages awarded could be material to us.  We intend to vigorously defend this claim.

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

Virtually all discovery has been completed and the lawsuit is proceeding toward the summary judgment stage. As such, management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Ferrellgas Partners

Our Class A Units represent limited partner interests in Ferrellgas Partners and are listed and traded on the OTC Pink Market under the symbol “FGPR”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of August 31, 2021, we had 363 Class A Unitholders of record. That Class A Unitholder figure does not include a substantially greater number of holders who are “street name” or beneficial holders and whose units are held of record by banks, brokers, and other institutions.

Distributions by Ferrellgas Partners

We have not paid any cash distributions to holders of Class A Units (formerly our “common units” prior to the Effective Date) since the distribution paid in the first quarter of fiscal 2019 for the three months ended July 31, 2018.

For a discussion of considerations related to distributions by Ferrellgas Partners, including the requirements for and limitations on distributions under our partnership agreements and the agreements governing our indebtedness, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities – Distributions.”

Recent Sales of Unregistered Equity Securities

There were none during fiscal 2021, other than (i) the issuance by Ferrellgas Partners of the Class B Units to the holders of the Ferrellgas Partners Notes and (ii) the issuance and sale by the operating partnership of the Preferred Units, each as previously disclosed in a Current Report on Form 8-K and described elsewhere herein.

Purchases of Equity Securities

There were none during the fourth quarter of fiscal 2021.

Ferrellgas Partners Tax Matters

Ferrellgas Partners is a master limited partnership and thus not subject to federal income taxes. Instead, our Class A Unitholders are required to report for income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make distributions to our Class A Unitholders. Accordingly, each Class A Unitholder should consult its own tax advisor in analyzing the federal, state, and local tax consequences applicable to its ownership or disposition of our Class A Units. Ferrellgas Partners reports its tax information on a calendar year basis, while financial reporting is based on a fiscal year ending July 31.

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest (other than the limited partner interests represented by the Preferred Units), in the operating partnership. All of the common equity of Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2021, there were no issuances of equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp., other than the issuance of the Preferred Units by the operating partnership.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2021 or fiscal 2020. For information regarding distributions by the operating partnership to its partners see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” and Note J. – Preferred Units and Note K. – Equity – in the notes to the operating partnership’s consolidated financial statements included elsewhere herein.

Equity Compensation Plan Information

None.

ITEM 6.      SELECTED FINANCIAL DATA.

Ferrellgas has elected to provide select data for the fiscal years ended July 31, 2021 and 2020. The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2021	2020
Income statement data:
Total revenues	$1,754,310	$1,497,826
Interest expense	173,616	192,962
Loss on asset sales and disposals	1,831	7,924
Net loss attributable to Ferrellgas Partners, L.P.	(68,411)	(82,499)
Basic and diluted net loss per Class A Unit	(18.89)	(16.81)

Balance sheet data (as of period end):
Working capital surplus (deficiency) (1)	$298,052	$(546,043)
Total assets	1,729,644	1,668,190
Current portion of long-term debt	1,670	859,095
Long-term debt	1,444,890	1,646,396
Partners' deficit	(823,079)	(1,208,268)

Operating data (unaudited):
Propane sales volumes (gallons)	860,082	873,546

Capital expenditures:
Maintenance	$21,367	$23,013
Growth	37,117	41,728
Acquisition	7,630	11,170
Total	$66,114	$75,911

Supplemental data (unaudited):
Adjusted EBITDA (a)	$318,093	$265,480
(1)	Working capital is the sum of current assets less current liabilities.

	Ferrellgas Partners, L.P.

Reconciliation of Net loss attributable to Ferrellgas Partners, L.P. to Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess:

	Year Ended July 31,
(amounts in thousands)	2021	2020
Net loss attributable to Ferrellgas Partners, L.P.	$(68,411)	$(82,499)
Income tax expense	741	851
Interest expense	173,616	192,962
Depreciation and amortization expense	85,382	80,481
EBITDA	191,328	191,795
Non-cash employee stock ownership plan compensation charge	3,215	2,871
Loss on asset sales and disposals	1,831	7,924
Loss on extinguishment of debt	104,834	37,399
Other (income) expense, net	(4,246)	460
Reorganization expense - professional fees	10,443	—
Severance costs	1,761	740
Legal fees and settlements related to non-core businesses	10,129	7,308
Provision for doubtful accounts related to non-core businesses	(500)	17,325
Lease accounting standard adjustment and other	—	161
Net loss attributable to non-controlling interest	(702)	(503)
Adjusted EBITDA (a)	318,093	265,480
Net cash interest expense (b)	(160,153)	(182,246)
Maintenance capital expenditures (c)	(26,168)	(23,240)
Cash paid for income taxes	(706)	(289)
Proceeds from certain asset sales	4,588	3,997
Distributable cash flow attributable to equity investors (d)	135,654	63,702
Less: Distributions accrued or paid to preferred unitholders	24,024	—
Distributable cash flow attributable to general partner and non-controlling interest	(480)	(1,274)
Distributable cash flow attributable to Class A and B Unitholders (e)	111,150	62,428
Distributions paid to Class A and B Unitholders	—	—
Distributable cash flow excess (f)	$111,150	$62,428
(a)	Adjusted EBITDA is a non-GAAP measure. It is calculated as net loss attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on extinguishment of debt, loss on asset sales and disposals, other (income) expense, net, reorganization expense – professional fees, severance costs, legal fees and settlements related to non-core businesses, provision for doubtful accounts related to non-core businesses, lease accounting standard adjustment and other and net loss attributable to non-controlling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to Adjusted EBITDA or similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.
(b)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the terminated accounts receivable securitization facility.
(c)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.

(d)	Distributable cash flow attributable to equity investors is a non-GAAP measure. It is calculated as Adjusted EBITDA minus net cash interest expense, maintenance capital expenditures and cash paid for income taxes, plus proceeds from certain asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of Ferrellgas’ ability to declare and pay quarterly distributions to equity investors, including holders of the operating partnership’s Preferred Units. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors should be viewed in conjunction with measurements that are computed in accordance with GAAP.
(e)	Distributable cash flow attributable to Class A and B Unitholders is a non-GAAP measure. It is calculated as Distributable cash flow attributable to equity investors minus distributions accrued or paid to Preferred Unitholders and distributable cash flow attributable to general partner and non-controlling interest. Management considers distributable cash flow attributable to Class A and B Unitholders a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to Class A and B Unitholders. Distributable cash flow attributable to Class A and B Unitholders, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow attributable to Class A and B Unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to Class A and B Unitholders should be viewed in conjunction with measurements that are computed in accordance with GAAP.
(f)	Distributable cash flow excess is a non-GAAP measure. It is calculated as Distributable cash flow attributable to Class A and B Unitholders minus Distributions paid to Class A and B Unitholders. Distributable cash flow excess, if any, is retained to establish reserves, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand or borrowings under our Credit Facility or, previously, under our terminated accounts receivable securitization facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to distributable cash flow excess or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

	Ferrellgas, L.P.
	Year Ended July 31,
	2021	2020
Income statement data:
Total revenues	$1,754,310	$1,497,826
Interest expense	159,845	159,889
Net loss	(45,442)	(49,764)

Balance sheet data (as of period end):
Working capital surplus (deficiency) (1)	$297,987	$(169,766)
Total assets	1,746,362	1,668,137
Current portion of long-term debt	1,670	502,095
Long-term debt	1,444,890	1,646,396
Partners' deficit	(806,143)	(831,991)

Operating data (unaudited):
Propane sales volumes (gallons)	860,082	873,546

Capital expenditures:
Maintenance	$21,367	$23,013
Growth	37,117	41,728
Acquisition	7,630	11,170
Total	$66,114	$75,911

Supplemental data (unaudited):
Adjusted EBITDA (a)	$318,482	$265,596
(1)	Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
Reconciliation of Net Loss to	Year Ended July 31,
Adjusted EBITDA:	2021	2020
Net loss	$(45,442)	$(49,764)
Income tax expense	727	802
Interest expense	159,845	159,889
Depreciation and amortization expense	85,382	80,481
EBITDA	200,512	191,408
Non-cash employee stock ownership plan compensation charge	3,215	2,871
Loss on extinguishment of debt	107,971	37,399
Loss on asset sales and disposals	1,831	7,924
Other (income) expense, net	(6,437)	460
Provision for doubtful accounts related to non-core businesses	(500)	17,325
Severance costs	1,761	740
Legal fees and settlements related to non-core businesses	10,129	7,308
Lease accounting standard adjustment	—	161
Adjusted EBITDA (a)	$318,482	$265,596
(a)	Adjusted EBITDA is a non-GAAP measure. It is calculated as net loss, income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on extinguishment of debt, loss on asset sales and disposals, other (income) expense, net, provision for doubtful accounts related to non-core businesses, severance costs, legal fees and settlements related to non-core businesses and lease accounting standard adjustment. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to Adjusted EBITDA or similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners and the operating partnership.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees other than officers. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners Finance Corp. has served as co-issuer and co-obligor for debt securities of Ferrellgas Partners, while Ferrellgas Finance Corp., a subsidiary of the operating partnership, serves as co-issuer and co-obligor for debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented in this section.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists two material differences between Ferrellgas Partners and the operating partnership:

●	Ferrellgas Partners had outstanding $357.0 million aggregate principal amount of the Ferrellgas Partners Notes and, accordingly, had interest expense that the operating partnership did not have. On the Effective Date, by operation of the Plan, the Ferrellgas Partners Notes were discharged and cancelled.
●	Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan, and the outstanding principal and accrued interest at July 31, 2021 was $13.1 million. As of July 31, 2021, the operating partnership had additional intercompany receivables from Ferrellgas Partners not related to the term loan totaling $3.9 million.

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

Pursuant to the Plan, Ferrellgas Partners issued an aggregate of 1.3 million Class B Units to holders of the Ferrellgas Partners Notes in satisfaction of their claims in respect of the Ferrellgas Partners Notes. For additional discussion, see Note K – Equity in the notes to our consolidated financial statements.

Issuance of Preferred Units of the Operating Partnership

On the Effective Date, the operating partnership and the general partner (in its capacity as the general partner of operating partnership) entered into an Investment Agreement (the “Investment Agreement”) with certain purchasers named therein, pursuant to which, on the Effective Date, the operating partnership issued and sold to such purchasers an aggregate of 700,000 Senior Preferred Units, having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million.

The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.3 million, after deducting the purchase price discount and certain expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the OpCo Notes (as defined and described below) and cash on hand, (i) to redeem (or satisfy and discharge and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. For additional discussion, see Note J – Preferred units in the notes to our consolidated financial statements.

Issuance of Senior Unsecured Notes of the Operating Partnership

On the Effective Date, two wholly-owned subsidiaries of the operating partnership (the “Escrow Issuers”) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “OpCo Notes”), in each case, at an offering price equal to 100% of the principal amount thereof. On the Effective Date and immediately after the issuance of the 2026 Notes and the 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes.

The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,441.2 million, after deducting the initial purchasers’ discount and offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. For additional discussion, see Note I – Debt in the notes to our consolidated financial statements.

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

The aggregate redemption price for the 2021 Notes, the 2022 Notes, the 2023 Notes and the 2025 Notes was approximately $2,320.9 million, consisting of principal, redemption premium (in the case of the 2023 Notes and the 2025 Notes) and accrued and unpaid interest to the applicable redemption date. For additional discussion, see Note I – Debt in the notes to our consolidated financial statements.

Credit Agreement

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a credit agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $225.0 million for the issuance of letters of credit for a period of 60 days after March 30, 2021, reducing to $200.0 million thereafter. For additional discussion, see Note I – Debt in the notes to our consolidated financial statements.

Termination of Accounts Receivable Securitization Facility

On the Effective Date, the operating partnership and its receivables subsidiary repaid all of the outstanding obligations and fees under the then-existing accounts receivable securitization facility and terminated that facility. For additional discussion, see Note G – Accounts and notes receivable, net in the notes to our consolidated financial statements.

Amended Partnership Agreements of Ferrellgas Partners and the Operating Partnership

On the Effective Date, the general partner executed the Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Amended Ferrellgas Partners LPA”), which amended and restated in its entirety the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. Among other matters, the Amended Ferrellgas Partners LPA provided for the restructuring of Ferrellgas Partners in accordance with the Plan, including (i) effecting a reverse unit split of Ferrellgas Partners’ then-outstanding common units pursuant to which the holders of the common units received one Class A Unit for every twenty common units held, and (ii) providing for the issuance of Class B Units to the holders of the Ferrellgas Partners Notes in exchange for such holders’ contribution of the Ferrellgas Partners Notes as a capital contribution to Ferrellgas Partners and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. For additional information, see Note K – Equity in the notes to our consolidated financial statements.

Also on the Effective Date, the general partner executed (i) the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”), which amended and restated in its entirety the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas L.P., and (ii) a First Amendment to the Amended OpCo LPA (the “OpCo LPA Amendment”), which sets forth the preferences, rights, privileges and other terms of the Preferred Units.

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

On January 27, 2021 we reached an agreement with Mr. Ballengee pursuant to which he would execute an additional promissory note for $2.5 million secured by his assets, separate from the Revised Jamex Promissory Note, and pay $1.5 million in cash to us. The $1.5 million cash payment was received on February 1, 2021. In light of these developments, we released $0.5 million of reserve in our second fiscal quarter. We deemed it appropriate to keep the $2.5 million additional promissory note fully reserved.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on a metric we refer to as “Adjusted EBITDA”, which is not defined by GAAP and should not be considered an alternative to earnings measures defined by GAAP. We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our revenue generating assets have long useful lives. For the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, see the subheading “Non-GAAP Financial Measures” below.

Propane operations and related equipment sales

Based on our propane sales volumes in fiscal 2021, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2021 and 2022 sales commitments and, as of July 31, 2021, we have experienced net mark-to-market gains of approximately $89.8 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2021, we estimate 4% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

For the years ended July 31, 2021 and 2020

Weather in the more highly concentrated geographic areas we serve for fiscal 2021 was approximately 1% warmer than normal, and 3% colder than fiscal 2020.

During fiscal 2021, we recognized net loss attributable to Ferrellgas Partners, L.P. of $68.4 million, compared to net loss attributable to Ferrellgas Partners, L.P. of $82.5 million during fiscal 2020. This decreased loss reflects a $67.4 million increase in “Loss on extinguishment of debt”, a $14.3 million increase in “General and administrative expense” and $10.4 million of “Reorganization expense – professional fees” incurred only in fiscal 2021, partially offset by a $44.2 million increase in “Gross margin – Propane and other gas liquid sales”, a $27.2 million decrease in “Operating expenses – personnel, vehicle, plant and other” and $19.3 million decrease in “Interest expense”. “General and administrative expense” reflects the effects of legal fees and settlement related to non-core businesses of $10.1 million and $7.3 million during fiscal 2021 and fiscal 2020, respectively.

“Interest expense” for Ferrellgas Partners decreased $19.3 million primarily due (i) a decrease in interest on the Ferrellgas Partners Notes and (ii) lower interest expense for the last 4 months of the year ended July 31, 2021 as a result of the March 30, 2021 refinancing transactions, partially offset by an increase in interest expense resulting from the April 2020 transactions.

Distributable cash flow attributable to equity investors increased to $135.7 million in fiscal 2021 compared to $63.7 million in fiscal 2020, primarily due to a $52.6 million increase in our Adjusted EBITDA and $22.1 million decrease in cash interest expense.

Distributable cash flow excess increased to $111.2 million in fiscal 2021 as compared to $62.4 million in fiscal 2020, primarily due to a $52.6 million increase in our Adjusted EBITDA, and $22.1 million decrease in cash interest expense, partially offset by a $24.0 million increase in distributions paid or accrued to preferred unitholders.

Consolidated Results of Operations

	Year ended July 31,
(amounts in thousands)	2021	2020
Total revenues	$1,754,310	$1,497,826

Total cost of sales	894,664	686,056

Operating expense - personnel, vehicle, plant and other	465,816	493,055
Depreciation and amortization expense	85,382	80,481
General and administrative expense	60,065	45,752
Operating expense - equipment lease expense	27,062	33,017
Non-cash employee stock ownership plan compensation charge	3,215	2,871
Loss on asset sales and disposals	1,831	7,924
Operating income	216,275	148,670
Interest expense	(173,616)	(192,962)
Loss on extinguishment of debt	(104,834)	(37,399)
Other income (expense), net	4,246	(460)
Reorganization expense - professional fees	(10,443)	—
Loss before income taxes	(68,372)	(82,151)
Income tax expense	741	851
Net loss	(69,113)	(83,002)
Net loss attributable to noncontrolling interest	(702)	(503)
Net loss attributable to Ferrellgas Partners, L.P.	(68,411)	(82,499)
Distribution to preferred unitholders	24,024	—
Less: General partner's interest in net loss	(684)	(825)
Class A Unitholders' interest in net loss	$(91,751)	$(81,674)

Non-GAAP Financial Measures

In this Annual Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

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

Distributable Cash Flow Attributable to Equity Investors. Distributable cash flow attributable to equity investors is calculated as Adjusted EBITDA minus net cash interest expense, maintenance capital expenditures and cash paid for income taxes, plus proceeds from certain asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of Ferrellgas’ ability to declare and pay quarterly distributions to equity investors, including holders of the operating partnership’s Preferred Units. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Class A and B Unitholders. Distributable cash flow attributable to Class A and B Unitholders is calculated as Distributable cash flow attributable to equity investors minus distributions accrued or paid to Preferred Unitholders and distributable cash flow attributable to general partner and noncontrolling interest. Management considers Distributable cash flow attributable to Class A and B Unitholders a meaningful measure of the partnership’s ability to declare and pay quarterly distributions to Class A and B Unitholders. Distributable cash flow attributable to Class A and B Unitholders, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow attributable to Class A and B Unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to Class A and B Unitholders should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Excess. Distributable cash flow excess is calculated as Distributable cash flow attributable to Class A and B unitholders minus Distributions paid to Class A and B unitholders. Distributable cash flow excess, if any, is retained to establish reserves, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand or borrowings under our Credit Facility or, previously, under our terminated accounts receivable securitization facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to distributable cash flow excess or similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the fiscal years indicated:

	Year ended July 31,
(amounts in thousands)	2021	2020
Net loss attributable to Ferrellgas Partners, L.P.	$(68,411)	$(82,499)
Income tax expense	741	851
Interest expense	173,616	192,962
Depreciation and amortization expense	85,382	80,481
EBITDA	191,328	191,795
Non-cash employee stock ownership plan compensation charge	3,215	2,871
Loss on extinguishment of debt	104,834	37,399
Loss on asset sales and disposals	1,831	7,924
Other income (expense), net	(4,246)	460
Reorganization expense - professional fees	10,443	—
Severance costs	1,761	740
Legal fees and settlements related to non-core businesses	10,129	7,308
Provision for doubtful accounts related to non-core businesses	(500)	17,325
Lease accounting standard adjustment and other	—	161
Net loss attributable to noncontrolling interest	(702)	(503)
Adjusted EBITDA	318,093	265,480
Net cash interest expense (a)	(160,153)	(182,246)
Maintenance capital expenditures (b)	(26,168)	(23,240)
Cash paid for income taxes	(706)	(289)
Proceeds from certain asset sales	4,588	3,997
Distributable cash flow attributable to equity investors	135,654	63,702
Less: Distributions accrued or paid to preferred unitholders	24,024	—
Distributable cash flow attributable to general partner and non-controlling interest	(480)	(1,274)
Distributable cash flow attributable to Class A and B Unitholders	111,150	62,428
Less: Distributions paid to Class A and B Unitholders	—	—
Distributable cash flow excess	$111,150	$62,428

(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the terminated accounts receivable securitization facility.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.

Operating Results for the years ended July 31, 2021 and 2020

Propane operations and related equipment sales

The following table summarizes propane sales volumes and Adjusted EBITDA results for the fiscal years indicated:

	2021	2020	Increase (Decrease)
As of July 31,
Retail customers	699,603	713,208	(13,605)	(2)%
Tank exchange selling locations	61,550	59,460	2,090	4%

(amounts in thousands)
Year ended July 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	632,057	638,017	(5,960)	(1)%
Wholesale - Sales to Resellers	228,025	235,529	(7,504)	(3)%
	860,082	873,546	(13,464)	(2)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,123,956	$964,087	$159,869	17%
Wholesale - Sales to Resellers	516,599	430,435	86,164	20%
Other Gas Sales (a)	28,297	21,269	7,028	33%
Other (b)	85,458	82,035	3,423	4%
Propane and related equipment revenues	$1,754,310	$1,497,826	$256,484	17%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$543,859	$527,191	$16,668	3%
Wholesale - Sales to Resellers (a)	243,057	215,547	27,510	13%
Other (b)	72,730	69,032	3,698	5%
Propane and related equipment gross profit	$859,646	$811,770	$47,876	6%

Operating, general and administrative expense (d)	$525,881	$538,807	$(12,926)	(2)%
Operating expense - equipment lease expense	27,062	33,017	(5,955)	(18)%

Operating income	$216,275	$148,670	$67,605	45%

Depreciation and amortization expense	85,382	80,481	4,901	6%
Non-cash employee stock ownership plan compensation charge	3,215	2,871	344	12%
Loss on asset sales and disposals	1,831	7,924	(6,093)	(77)%
Legal fees and settlements related to non-core businesses	10,129	7,308	2,821	39%
Provision for doubtful accounts related to non-core businesses	(500)	17,325	(17,825)	(103)%
Severance costs	1,761	740	1,021	NM
Lease accounting standard adjustment and other (e)	—	161	(161)	NM
Adjusted EBITDA	$318,093	$265,480	$52,613	20%

NM - Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(b)	Other primarily includes various customer fee income and to a lesser extent appliance and material sales.

(c)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and “General and administrative expense” captions in the consolidated statement of operations.
(e)	Lease accounting standard adjustment and other reflects the additional expense recognized in excess of cash paid.

Propane sales volumes during fiscal 2021 decreased 2%, or 13.5 million gallons, from fiscal 2020 primarily due to decreased sales volumes to retail and wholesale customers, substantially offset by increased sales to tank exchange customers. Sales volumes to retail customers were impacted by a now recovering industrial commercial customer base and weak agricultural demand. Weather in the more highly concentrated geographic areas we serve for fiscal 2021 was approximately 1% warmer than normal, and 3% colder than the prior year.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during fiscal 2021 averaged 77% more than fiscal 2020, while at the Conway, Kansas major supply point prices averaged 85% more than fiscal 2020. The wholesale market price at Mt. Belvieu, Texas averaged $0.76 and $0.43 per gallon during fiscal 2021 and fiscal 2020, respectively, while the wholesale market price at Conway, Kansas averaged $0.74 and $0.40 per gallon during fiscal 2021 and fiscal 2020, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $159.9 million compared to fiscal 2020. This increase resulted primarily from a $168.9 million increase in sales price per gallon and $5.7 million increase in sales related to colder weather than the prior year, partially offset by a $16.4 million decrease in sales volume, both as discussed above.

Wholesale sales increased $86.2 million compared to fiscal 2020. This increase is sales was primarily due to an increase in sales price per gallon, as discussed above.

Other gas sales increased $7.0 million compared to fiscal 2020 primarily due to an increase in sales price per gallon.

Other revenues increased $3.4 million compared to fiscal 2020 primarily due to increased miscellaneous fees billed to customers and increased tank rental income, partially offset by a $2.9 million one-time refund of federal fuel excise tax received in fiscal 2020 that was not repeated in fiscal 2021.

Gross margin - Propane and other gas liquids sales

Gross margin increased $47.9 million primarily due to increased retail gross margin per gallon, partially offset by the decreased other sales volumes, each as discussed above. The $27.5 million increase in wholesale gross margin primarily relates to increased tank exchange sales volumes. The increase in retail gross margin of $16.7 million resulted primarily from a $21.6 million increase in gross margin per gallon and $3.1 million increase in sales related to colder weather than the prior year, partially offset by a $9.3 million decrease in sales volume, as discussed above.

Gross margin - other

Gross margin increased $3.7 million compared to fiscal 2020 primarily due to increased miscellaneous fees billed to customers and increased tank rental income, partially offset by a $2.9 million one-time refund of federal fuel excise tax received in fiscal 2020 that was not repeated in fiscal 2021.

Operating income

Operating income increased $67.6 million primarily due to a $44.2 million increase in "Gross margin - Propane and other gas liquid sales" and a $3.7 million increase in “Gross margin – other”, both as discussed above, a $12.9 million decrease in “Operating, general and administrative expense”, and a $6.0 million decrease in “Operating expense – equipment lease expense”. “Operating, general and administrative expense” decreased due to a $27.2 million decrease in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $14.3 million increase in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” decreased primarily due to a one-time $17.3 million provision for doubtful accounts recorded in fiscal 2020 related to non-core business, a $1.2 million decrease in vehicle fuel and other vehicle costs and $4.6 million in decreased plant and office costs. “General and administrative expense” increased primarily due to a $6.6 million increase in legal costs and an $8.3 million increase in personnel incentives. “Operating expense – equipment lease expense” decreased due to our entering into more finance leases instead of operating leases, resulting in less lease expense and greater interest expense and amortization expense.

Adjusted EBITDA

Adjusted EBITDA increased $52.6 million primarily due to a $44.2 million increase in "Gross margin - Propane and other gas liquid sales" and a $3.7 million increase in “Gross margin – other”, both as discussed above, and a $6.0 million decrease in “Operating expense – equipment lease expense, partially offset by $1.1 million increase in “Operating, general and administrative expense”. “Operating, general and administrative expense” increased due to a $10.5 million increase in “General and administrative expense”, partially offset by a $9.4 million decrease in “Operating expense – personnel, vehicle, plant and other”. “Operating expense – personnel, vehicle, plant and other” decreased primarily due to a $1.2 million decrease in vehicle fuel and other vehicle costs and $4.6 million in decreased plant and office costs. “General and administrative expense” increased primarily due to a $3.8 million increase in legal costs and a $7.3 million increase in personnel incentives.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. As of July 31, 2021, our total liquidity was $490.4 million, which was comprised of $270.5 million in unrestricted cash and $219.9 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of July 31, 2021, letters of credit outstanding totaled $107.7 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of July 31, 2021, we had $11.5 million of restricted cash for a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended July 31, 2021 to the twelve months ended July 31, 2020 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	accrued or paid to	DCF ratio
	to equity investors	by our General Partner	equity investors	(a) (b)
Year ended July 31, 2021	$135,654	$111,630	$24,024	5.65x
Year ended July 31, 2020	63,702	63,544	158	NM
Increase (decrease)	$71,952	$48,086	$23,866	5.65x

(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.
(b)	NM – Not Meaningful.

For fiscal 2021, Distributable cash flow attributable to equity investors increased $72.0 million compared to fiscal 2020, primarily due to the increase in Adjusted EBITDA. We declared an $8.0 million quarterly distribution to Preferred Unitholders on April 30, 2021 and paid this cash distribution in May 2021. Additionally, we declared a $16.0 million quarterly distribution to Preferred Unitholders on July 31, 2021 and paid this cash distribution in August 2021. We did not pay any cash distributions to our Class A Unitholders during fiscal 2021 or fiscal 2020, and we did not pay any distributions to Class B Unitholders during the period from the issuance of the Class B Units on the Effective Date through the end of fiscal 2021. Thus, cash reserves, which we utilize to meet future anticipated expenditures, increased by $111.6 million during the twelve months ended July 31, 2021, compared to an increase of $63.5 million during the twelve months ended July 31, 2020.

Operating Activities

Ferrellgas Partners

Fiscal 2021 v Fiscal 2020

Net cash provided by operating activities was $206.4 million for fiscal 2021, compared to net cash provided by operating activities of $130.4 million for fiscal 2020. This increase in cash provided by operating activities was primarily due to a $5.7 million decrease in working capital requirements, a $59.7 million increase in cash flow from operations and a $10.6 million inflow associated with other assets and liabilities.

The decrease in working capital requirements for fiscal 2021 compared to fiscal 2020 was primarily due to a $32.3 million increase in requirements for accounts and notes receivable, a $25.0 million increase in accrued interest expense, a $23.5 million increase in inventories, a $13.4 million increase in prepaid expenses and other current assets, partially offset by a $12.6 million decrease in requirements for accounts payable due to timing of payments and an $87.4 million decrease in other current liabilities.

The increase in cash flow from operations was primarily due to a $47.9 million increase in gross profit, a net decrease in “Operating expense - personnel, vehicle, plant and other” and “Operating expense – equipment lease expense” of $33.2 million and a net decrease in “Interest expense” of $19.3 million, partially offset by a $14.3 million increase in “General and administrative expense” and a $10.4 million increase in “Reorganization expense – professional fees”.

The operating partnership

Fiscal 2021 v Fiscal 2020

Net cash provided by operating activities was $217.0 million for fiscal 2021, compared to net cash provided by operating activities of $145.8 million for fiscal 2020. This increase in net cash provided by operating activities was primarily due to a $7.2 million decrease in working capital requirements, a $54.6 million increase in cash flow from operations and a $9.4 million inflow associated with other assets and liabilities.

The decrease in working capital requirements for fiscal 2021 compared to fiscal 2020 was primarily due to a $32.3 million increase in requirements for accounts and notes receivable, a $23.5 increase in inventories, a $23.4 million increase in accrued interest expense, and $13.4 million increase in prepaid expenses and other current assets, partially offset by an $87.2 million decrease in other current liabilities and a $12.6 million decrease in accounts payable.

The increase in cash flow from operations was primarily due to a $47.9 million increase in gross profit and a net decrease in “Operating expense - personnel, vehicle, plant and other” and “Operating expense – equipment lease expense” of $33.2 million, partially offset by a $14.0 million increase in “General and administrative expense”.

Investing Activities

Ferrellgas Partners

Capital Requirements

Our business requires continual investments to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital expenditures for our business consist primarily of:

●	Maintenance capital expenditures. These capital expenditures include expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased, rather than to generate incremental distributable cash flow. Examples of maintenance capital expenditures include a routine replacement of a worn-out asset or replacement of major vehicle components; and
●	Growth capital expenditures. These expenditures are undertaken primarily to generate incremental distributable cash flow. Examples include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

Fiscal 2021 v Fiscal 2020

Net cash used in investing activities was $61.0 million for fiscal 2021, compared to net cash used in investing activities of $71.3 million for fiscal 2020. This decrease in net cash used in investing activities was primarily due to a $35.3 million decrease in "Cash payments to construct assets in connection with future lease transactions”, a $11.0 million decrease in “Capital expenditures” and a $3.6 million decrease in "Business acquisitions, net of cash acquired", partially offset by a $40.4 million decrease in “Cash receipts in connection with leased vehicles”.

The decrease in "Capital expenditures" during fiscal 2021 was primarily due to a decrease in financing the construction of assets with cash, a decrease in maintenance capital expenditures, and to a lesser extent a decrease in growth capital expenditures during fiscal 2021 compared to fiscal 2020. The decrease in both growth and maintenance capital expenditures was primarily due to more effective use of equipment on hand. This was especially noticeable in tank and cylinders, but also had an impact in vehicles and storage facilities.

Due to the mature nature of our operations we do not anticipate significant fluctuations in maintenance capital expenditures, with the exception of future decisions regarding lease versus buy financing options. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

The operating partnership

The investing activities discussed above also apply to the operating partnership, other than the net activity of the term loan credit agreement with Ferrellgas Partners described below under “—Disclosures about Effects of Transactions with Related Parties.”

Financing Activities

Ferrellgas Partners

Fiscal 2021 v Fiscal 2020

Net cash used in financing activities was $197.3 million for fiscal 2021, compared to net cash provided by financing activities of $263.6 million for fiscal 2020. This decrease in cash flow provided by financing activities was primarily due to a $1,891.1 million increase in payments for settlement and early extinguishment of liabilities due to the redemption of the 2021 Notes, the 2022 Notes, the 2023 Notes and the 2025 Notes (as discussed further in Note I – Debt), a $67.5 million increase in payments of redemption premiums related to those extinguishments of liabilities, a $14.8 million increase in cash paid for financing costs and a $5.1 million increase in cash payments for the principal portion of finance lease liabilities, partially offset by a $771.3 million increase in proceeds from the debt offering due to the issuance of the 2026 Notes and the 2029 Notes, a $651.3 million increase in proceeds from the sale of the Preferred Units, net of offering costs and issue discount and a $43.0 million net decrease in short-term borrowings in fiscal 2020 that was not repeated in fiscal 2021.

Letters of credit outstanding at July 31, 2021 and July 31, 2020 totaled $107.7 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of July 31, 2021, we had available borrowing capacity under our Credit Facility of $219.9 million. At July 31, 2020, we did not have in place a credit facility providing for the issuance of letters of credit and had $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding. Additionally, at July 31, 2020, we also issued letters of credit of $50.0 million by utilizing our liquidity available on the terminated accounts receivable securitization facility.

Distributions

Partnership distributions

The Amended Ferrellgas Partners LPA requires Ferrellgas Partners to make quarterly cash distributions of all of its “available cash”. Available cash is defined in the Amended Ferrellgas Partners LPA as, generally, the sum of Ferrellgas’ Partners cash receipts less consolidated cash disbursements and net changes in reserves established by our general partner for future requirements. In general, the amount of Ferrellgas Partners’ available cash depends primarily on whether and the extent to which Ferrellgas Partners receives cash distributions from the operating partnership, as such distributions generally would be Ferrellgas Partners’ only significant cash receipts.

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million (which was the outstanding principal amount of the Ferrellgas Partners Notes), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after the Effective Date is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note K – Equity in the notes to our consolidated financial statements.

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. In fact, on October 8, 2021, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million entirely to the Class B Unitholders, without making any distribution to Class A Unitholders and the general partner. See “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution.”

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the Indentures governing the OpCo Notes, the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note I – Debt and Note J – Preferred units for a discussion of these limitations. See also “Risk Factors— Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements— Our ability to make cash distributions to holders of Class A Units and Class B Units is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership, which are limited by our obligations under the Indentures, the Credit Agreement and the OpCo LPA Amendment and may be limited by a variety of other factors. Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units.”

Preferred unit distributions

Pursuant to the OpCo LPA Amendment, the operating partnership is required to pay to the holders of each Preferred Unit a cumulative, quarterly distribution (the "Quarterly Distribution") at the Distribution Rate (as defined below) on the unit purchase price of such Preferred Unit, which is $1,000 per unit.

"Distribution Rate" means, for the first five years after March 30, 2021, a rate per annum equal to 8.956%, with certain increases in the Distribution Rate on each of the 5th, 6th and 7th anniversaries of March 30, 2021, subject to a maximum rate of 11.125% and certain other adjustments and exceptions.

The Quarterly Distribution may be paid in cash or, at the election of the operating partnership "in kind" through the issuance of additional Preferred Units ("PIK Units") at the quarterly Distribution Rate plus an applicable premium that escalates each year from 75 bps to 300 bps so long as the Preferred Units remain outstanding. In the event the operating partnership fails to make any Quarterly Distribution in cash, such Quarterly Distribution will automatically be paid in PIK Units.

The Distribution Rate on the Preferred Units will increase upon violation of certain protective provisions for the benefit of Preferred Unit holders notwithstanding the cap mentioned above.

During the year ended July 31, 2021, Quarterly Distributions paid to holders of the Preferred Units totaled $8.0 million. As of July 31, 2021, an additional aggregate Quarterly Distribution and Additional Amounts (as defined in Note J – Preferred units) was accrued for $16.0 million, and that amount was paid in cash to holders of Preferred Units on August 16, 2021.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A or Class B Unitholders during fiscal 2021 or fiscal 2020. On October 8, 2021, Ferrellgas Partners paid a cash distribution to holders of the Class B Units in the amount of $38.46 per Class B Unit or approximately $49.9 million in the aggregate. As permitted by the Amended Ferrellgas LPA as described above, Ferrellgas Partners made this distribution solely to Class B Unitholders without any contemporaneous distribution to Class A Unitholders and the general partner.

The operating partnership did not pay cash distributions during fiscal 2021 except in respect of its Preferred Units as discussed above under “—Preferred unit distributions”. The operating partnership paid cash distributions to Ferrellgas Partners and the general partner of $15.7 million during fiscal 2020.

On September 14, 2021, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $49.9 million, which Ferrellgas Partners used to make the October 8, 2021 distribution to Class B Unitholders described above.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for distributions by Ferrellgas Partners, fees paid in connection with the Class B Unit exchange and other amounts related to the Ferrellgas Partners Notes, and proceeds received by Ferrellgas Partners pursuant to the term loan credit agreement described below under “—Disclosures about Effects of Transactions with Related Parties.”

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $295.7 million for fiscal 2021, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Term loan credit agreement between Ferrellgas Partners and the operating partnership

As discussed in Note O – Transactions with related parties in the notes to the consolidated financial statements of the operating partnership, on January 8, 2021 Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan and the outstanding principal and accrued interest at July 31, 2021 was $13.1 million.

Related party Class A Unitholders

Related party Class A Unitholder information consisted of the following:

		Distributions
	Class A Unit	(in thousands)
	ownership at	paid during the year ended
	July 31, 2021	July 31, 2021
Ferrell Companies (1)	1,126,468	$—
FCI Trading Corp. (2)	9,784	—
Ferrell Propane, Inc. (3)	2,560	—
James E. Ferrell (4)	238,172	—
(1)	Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at July 31, 2021.
(2)	FCI Trading is an affiliate of the general partner and thus a related party.
(3)	Ferrell Propane is controlled by the general partner and thus a related party.
(4)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our long-term debt, including current portion, fixed rate interest obligations and certain other contractual obligations at July 31, 2021. These obligations reflect the operating partnership’s issuance of the $650.0 million aggregate principal amount 2026 Notes and the $825.0 million aggregate principal amount 2029 Notes and the other transactions effected on the Effective Date.

	Payment or settlement due by fiscal year
(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt, including current portion (1)	$1,670	$1,234	$664	$534	$650,335	$825,019	$1,479,456
Fixed rate interest obligations (2)	84,333	83,406	83,406	83,406	83,406	145,407	563,364
Operating lease obligations (3)	29,181	37,049	19,953	13,839	5,314	16,672	122,008
Finance lease obligations (4)	10,376	8,252	7,608	7,621	6,767	4,925	45,549
Pension withdrawal liability (5)	284	284	284	284	284	3,380	4,800
Product purchase commitments (6)	69,327	—	—	—	—	—	69,327
Total	$195,171	$130,225	$111,915	$105,684	$746,106	$995,403	$2,284,504
Underlying product purchase volume commitments (in gallons)	$62,271	—	—	—	—	—	$62,271

(1)	We have long and short term payment obligations under agreements such as the indentures governing our senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, see Note I – Debt to our consolidated financial statements
(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.
(3)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.
(4)	We lease certain property, plant and equipment under noncancelable and cancelable financing leases. Amounts shown in the table represent minimum lease payment obligations under our third-party financing leases for the periods indicated.
(5)	These payments relate to a liability incurred in connection with the withdrawal from certain pension plans.
(6)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2021 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

Off-balance Sheet Financing Arrangements

As of July 31, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our off-balance sheet arrangements primarily include letters of credit under the Credit Facility.

Adoption of New Accounting Standards

As of July 31, 2021 there was one new accounting standard that we adopted during fiscal 2021, Accounting Standard Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. Ferrellgas adopted the amended guidance effective August 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2021.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2021, 2020 or 2019.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2021 or 2020, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

Our recorded intangible assets primarily include the estimated value assigned to certain customer-related and contract-based assets representing the rights we own arising from the acquisition of propane distribution companies and related contractual agreements. A customer-related or contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. We believe that trademarks and trade names have an indefinite useful life due to our intention to utilize all acquired trademarks and trade names indefinitely. When necessary, the intangible assets’ useful lives are revised and the impact on amortization will be reflected on a prospective basis. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the entity, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, (5) the effects of obsolescence, demand, competition, and other economic factors and (6) the level of maintenance required to obtain the expected future cash flows.

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2021 or 2020, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

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

We did not recognize any impairment losses related to our intangible assets during fiscal 2021. For additional information regarding our intangible assets, see Note B – Summary of significant accounting policies and Note H – Goodwill and intangible assets, net - to our consolidated financial statements.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have one reporting unit for goodwill impairment testing purposes. As of July 31, 2021, this reporting unit contains goodwill that is subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill.

Class B Units

Our Class B Units are a hybrid financial instrument with an equity host and are measured at fair value at issuance. We utilize a Monte Carlo simulation model and option pricing model to compute an estimated fair value of the Class B Units. This valuation technique requires a number of inputs, some of which require an estimate to be made by management. Significant estimates include the forecasted operating results and the forecasted available cash flow available for the paydown of our Class B units. The significant assumptions used in the Monte Carlo simulation model included the cash flow volatility, equity volatility, expected term, and risk-free interest rates. We estimate the equity volatility based on the historical stock price volatility of comparable publicly-traded companies in our industry group. We estimate the expected term of the Class B Units based on the various conversion or redemption scenarios. The risk-free rate is determined using a U.S. Treasury rate for the period that coincides with the expected term.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2021. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2021 and July 31, 2020, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $30.1 million and $8.0 million as of July 31, 2021 and July 31, 2020, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

On January 27, 2021 we reached an agreement with Mr. Ballengee pursuant to which he would execute an additional promissory note for $2.5 million secured by his assets, separate from the Revised Jamex Promissory Note, and pay $1.5 million in cash to us. The $1.5 million cash payment was received on February 1, 2021. In light of these developments, we released $0.5 million of reserve in our second fiscal quarter. We deemed it appropriate to keep the $2.5 million additional promissory note fully reserved.

Interest Rate Risk

At July 31, 2021, we had no variable rate indebtedness outstanding under our Credit Facility and had no collateralized note payable borrowings, as we terminated our accounts receivable securitization facility on the Effective Date. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note S – Quarterly data (unaudited) – to Ferrellgas Partners, L.P. and Subsidiaries consolidated financial statements and Note R – Quarterly data (unaudited) – to Ferrellgas, L.P. and Subsidiaries consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of July 31, 2021.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2021, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2021.

During the most recent fiscal quarter ended July 31, 2021, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

John R. Lowden retired from the Board of Directors of our general partner, effective October 14, 2021. Upon Mr. Lowden’s retirement, the size of the Board was decreased to eight members.

We filed on September 17, 2021 a Current Report on Form 8-K (the “Original Filing”) to report that on September 13, 2021, Ed Newberry was elected to the Board of Directors of our general partner. At the time of the Original Filing, the Board had not made a determination regarding any committee assignment for Mr. Newberry. We are amending the Original Filing to report that effective October 14, 2021, the Board appointed Mr. Newberry as Chairman of the Compensation Committee, Chairman of the Mergers and Acquisitions Committee, and a member of the Corporate Governance and Nominating Committee. Other than the foregoing, no other disclosure reported in the Original Filing is amended hereby.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of October 15, 2021. Officers are appointed to their respective office or offices either annually or as needed. Except for two directors designated by certain securityholders as described below, our directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	81	1984	2016	Chief Executive Officer and President; Chairman of the Board of Directors

Dhiraj Cherian	53	N/A	2021	Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

Tamria A. Zertuche	50	N/A	2019	Chief Operating Officer

Jordan B. Burns	38	N/A	2018	VP & General Counsel

Pamela A. Breuckmann	45	2013	N/A	Director

Stephen M. Clifford	61	2015	N/A	Director

Carney Hawks	47	2021	N/A	Director

A. Andrew Levison	65	1994	N/A	Director

John R. Lowden (1)	64	2003	N/A	Director

Michael F. Morrissey	79	1999	N/A	Director

Edward Newberry	59	2021	N/A	Director

Craig Snyder	40	2021	N/A	Director
(1)	Mr. Lowden retired from the Board on October 14, 2021.

James E. Ferrell – Mr. Ferrell was appointed by the Board of Directors of Ferrellgas, Inc. as Interim Chief Executive Officer and President on September 27, 2016 and as Chief Executive Officer and President on December 31, 2020. Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of Ferrellgas, Inc. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council. Mr. Ferrell brings to the Company significant experience in propane and midstream operations and valuable knowledge of the company’s operating history.

Dhiraj Cherian – Mr. Cherian joined Ferrellgas on September 20, 2021. Mr. Cherian served most recently as Chief Financial Officer of Panasonic Automotive Systems Company, a tier one global connectivity and mobility technology leader in the automotive industry based in Atlanta. Prior to joining Panasonic Automotive Systems Company, Mr. Cherian served in a variety of financial leadership roles at Westinghouse Electric Company in Pittsburgh as well as General Electric and the British Council, both based in Tokyo. Mr. Cherian earned an MBA in Finance and Accounting from Solvay Business School in Belgium, a Master of Commerce degree in Accounting from Osmania University and a Diploma in Systems Management from the National Institute of Information Technology, both from India.

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

Jordan B. Burns – Mr. Burns joined the Ferrellgas legal team in 2018 and was promoted to Vice President, General Counsel and Corporate Secretary in December 2018. Prior to joining Ferrellgas, Mr. Burns served as outside counsel to Ferrellgas on a national basis. He attended the University of Kansas, where he earned degrees in both Business Administration and Finance. After working as a Series 7 licensed financial analyst, Mr. Burns attended the University of Missouri-Kansas City School of Law.

Pamela A. Breuckmann – Ms. Breuckmann was elected to the Board of Directors in 2013. In addition, during 2018, Ms. Breuckmann was appointed a co-plan administrator of the Ferrell Companies, Inc. Employee Stock Ownership Plan, by the Board of Directors of Ferrell Companies, Inc. Since 2011, Ms. Breuckmann has served as the President and since January 2015, Chief Executive Officer of Ferrell Capital, Inc., a company established in 1998 to manage the financial, business and personal affairs of the Ferrell family. Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, during 2018, Ms. Breuckmann became the President of Mosaic, LLC, the private family trust company for the Ferrell family, registered under the Banking regulations in the State of Tennessee. During 2009-2019, she was also the President and Chief Operating Officer of Samson Capital Management, LLC. This SEC registered investment advisory business specialized in managing Master Limited Partnership securities for investors. The blend of Ms. Breuckmann’s investment experience, accounting background and finance roles give her a unique perspective that serves the Board of Directors well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP. We consider Ms. Breuckmann to be a financial expert. Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting. She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.

Stephen M. Clifford – Mr. Clifford joined the Board of Directors in 2015 and is the chairman of the Corporate Governance and Nominating Committee and is a member of the Audit Committee. Mr. Clifford has served as Chief Executive Officer of PBI Gordon Companies, Inc. since October 2020 and as Chief Operating Officer since July 2018. Mr. Clifford retired from Ernst & Young in July 2015 after having served as the Managing Partner of Ernst & Young’s Kansas City, Missouri office from 1999 until his retirement. His career at Ernst & Young spanned a total of 32 years, including 18 years as an assurance partner and 30 years as a Certified Public Accountant. During his tenure as the Managing Partner of the Kansas City office, Mr. Clifford was also a member of the executive committee for Ernst & Young’s Midwest Area, which was responsible for nearly 4,000 professionals across the Midwest. In addition to his role as the Managing Partner, Mr. Clifford served as the coordinating partner responsible for external audit engagements for numerous clients ranging from Fortune 500 to high growth, private equity-backed companies. Mr. Clifford is the past Chairman of the Board for the Leukemia and Lymphoma Society, a member of the Board of Directors and Chair of the audit committee for the Archdiocese of Northeast Kansas, and the past Chair of the Board of Directors for Cristo Rey High School of Kansas City. Mr. Clifford brings to the Board many years of experience as a leader and assurance partner of a major accounting firm and extensive experience in developing and executing growth strategies, acquisitions, and capital transactions. We consider Mr. Clifford to be an audit committee financial expert. Mr. Clifford obtained his Bachelor of Science and Business Administration, Finance & Accounting degree from Texas Christian University.

Carney Hawks – Mr. Hawks was appointed to the Board of Directors in April of 2021. Mr. Hawks was a Founding Partner of Brigade Capital Management, a multi-billion dollar asset management firm, from its inception in 2007 until his retirement from the firm in December 2019. At Brigade, Mr. Hawks was Head of Special Situations, sat on the firm’s Investment Committee and managed two energy-focused funds for the firm. Prior to Brigade, Mr. Hawks was a Managing Director at Mackay Shields in its High Yield Group. Currently, Mr. Hawks also sits on the board of Cenveo Worldwide Ltd., a leader in the manufacturing of envelopes and labels as well as Extraction Oil and Gas, one of the largest producers of energy reserves in the state of Colorado. Mr. Hawks serves on the board of the Children’s Cardiomyopathy Foundation and is on the Advisory Board to the McIntire School of Commerce at the University of Virginia where he earned a Bachelor of Science in Commerce with Distinction.

A. Andrew Levison – Mr. Levison has served on the Board of Directors since 1994 and is a member of the Board’s Compensation Committee and was a member of the Board’s Corporate Governance and Nominating Committee until October 2021. For the past five years Mr. Levison has served as the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Protos Security Holdings LLC, a private Southfield portfolio company, Fortress Transportation and Infrastructure Investors LLC, a NYSE traded public company, the Levison/Present Foundation at Mount Sinai Hospital and NYU/Langone MSK Board. Mr. Levison obtained his Bachelor of Science degree in Finance from Babson College.

Mr. Levison founded Levison & Co., the predecessor of Southfield Capital Advisors, LLC, in 2002.

John R. Lowden – Mr. Lowden was appointed to the Board of Directors in 2003 and, until his retirement on October 14, 2021, chaired the Board’s Compensation Committee. Since 2001, Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of Metpar Industries, Inc., AK Industries, Inc. and Amglo-Kemlite Laboratories, Inc. and serves as a director of Ingles Markets Inc. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

Mr. Lowden was a founding partner of NewCastle Partners, LLC in 2001. Prior to that, Mr. Lowden had served as a partner of The Jordan Company, a New York City-based private equity firm. During his 35 years in private equity, Mr. Lowden has been a principal investor and participated in the acquisitions of over 40 manufacturing, retail and distribution businesses.

Mr. Lowden brought to the Board significant experience in capital markets, corporate finance and investment banking. We consider Mr. Lowden to be a financial expert.

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee, serves on the Board’s Compensation Committee as of October 2021 and previously served on the Board’s Corporate Governance and Nominating Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. Throughout his tenure, Mr. Morrissey has served as a board member on the boards of directors of various companies.

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

Edward Newberry – Mr. Newberry was elected to the Board of Directors on September 13, 2021 and was appointed Chairman of the Compensation Committee and a member of the Corporate Governance and Nominating Committee as of October 14, 2021. Mr. Newberry is the Global Managing Partner of the Public Policy Practice, Investigatory and Regulatory Solutions practice groups and is a member of the firm’s Executive Leadership Group at Squire Patton Boggs (US) LLP. Mr. Newberry is widely recognized as one of the leading lawyer-lobbyists in Washington DC. He is ranked as a Leading Lawyer by The Legal 500, which has noted he “is one of the most talented lawyers in Washington,” as well as “an excellent strategic thinker and tactician.”

Before assuming his current role as global managing partner, Mr. Newberry served as managing partner of Patton Boggs, LLP, and led the firm’s merger with Squire Sanders to create Squire Patton Boggs, LLP, ranked 12th in Law360’s ranking of the Most Global law firms. Mr. Newberry is active in a variety of not-for-profit organizations, including as a member of the Atlantic Council Board of Directors and a director of the Ogunquit Museum of American Art. He has also served on the George Mason University Board of Visitors, by appointment of Virginia Governor Tim Kaine; served as Vice Chairman of the Kennedy Center Corporate Board; and as a member of the Board of Trustees of the National Building Museum. Mr. Newberry holds a J.D. from Georgetown University Law Center and B.A. and B.S, with recognition and distinction from George Mason University.

Craig Snyder – Mr. Snyder is a Partner in the Ares Private Equity Group and Co-Portfolio Manager of Special Opportunities, where he focuses on investing across the various Ares fund platforms in the public and private markets. Mr. Snyder serves as a member of the Ares Private Equity Group's Special Opportunities Investment Committee. Prior to joining Ares in 2017, Mr. Snyder was a Managing Director at GSO Capital Partners/Blackstone where he was Global Head of Trading for all of GSO and served as a Portfolio Manager and Investment Committee member for its distressed special situations funds focusing on both the public and private markets. Previously, he was a Senior Trader for a distressed debt fund at Kingstreet Capital. In addition, Mr. Snyder was a Trader at Caxton Associates. He holds a B.A. from Bucknell University in Political Science.

Messrs. Hawks and Snyder were appointed to the Board on April 9, 2021. Mr. Hawks’ appointment to the Board was made in accordance with the terms of the Amended Ferrellgas Partners LPA, our general partner’s bylaws, and a voting agreement dated as of the Effective Date among our general partner, Ferrell Companies and the holders of Class B Units, pursuant to which holders of such Class B Units are permitted to designate one independent director to the Board. Mr. Snyder’s appointment to the Board was made in accordance with the terms of the Amended OpCo LPA, as amended by the OpCo LPA Amendment, our general partner’s bylaws, and a voting agreement dated as of the Effective Date among our general partner, FCI and the purchasers of the Preferred Units, pursuant to which the Preferred Unitholders are permitted, subject to certain conditions, to designate one independent director to the Board.

Corporate Governance

The limited partnership agreements of Ferrellgas Partners and the operating partnership provide for each partnership to be governed by a general partner rather than a board of directors. Through these partnership agreements, Ferrellgas, Inc. acts as the general partner of both Ferrellgas Partners and the operating partnership and thereby manages and operates the activities of Ferrellgas Partners and the operating partnership. Ferrellgas, Inc. anticipates that its activities will be limited to the management and operation of the partnerships. Neither Ferrellgas Partners nor the operating partnership directly employs any of the persons responsible for the management or operations of the partnerships; rather, these individuals are employed by the general partner.

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

Ferrellgas, Inc.

Attention: Investor Relations

7500 College Boulevard, Suite 1000

Overland Park, Kansas 66210

913-661-1533

investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference herein, are not part of this report and are not incorporated by reference into this report.

Although our Class A Units are no longer listed on the NYSE and we therefore are not subject to the corporate governance listing standards of the NYSE or any other securities exchange, our corporate governance guidelines and committee charters continue to refer with respect to certain matters to requirements of the NYSE listing standards, and, among other matters, the Board has continued to evaluate the independence of directors in accordance with NYSE standards. The Board has affirmatively determined that Ms. Breuckmann, Mr. Clifford, Mr. Hawks, Mr. Levison, Mr. Lowden, Mr. Newberry, Mr. Morrissey, and Mr. Snyder, who constitute a majority of its Directors prior to and after Mr. Lowden’s retirement, are “independent” as described by the NYSE’s corporate governance rules. In conjunction with regular Board meetings, these non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

Audit Committee

The Board has a designated Audit Committee comprised of Ms. Breuckmann, Mr. Clifford and Mr. Morrissey. Mr. Morrissey is the Chairman of the Audit Committee. Ms. Breuckmann, Mr. Clifford and Mr. Morrissey each has been determined by the Board to be an “audit committee financial expert.” The Audit Committee charter requires that members of the Audit Committee satisfy “independence” requirements as set out by the NYSE and the SEC. The Board has determined that all of the members of the Audit Committee are “independent” as described under the relevant standards.

The Audit Committee charter requires the Audit Committee to pre-approve all engagements with any independent registered public accounting firm, including all engagements regarding the audit of the financial statements of each of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. and all permissible non-audit engagements with the independent registered public accounting firm. Additionally, the Audit Committee oversees the internal audit function for each of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas Finance Corp., and such other duties as directed by the Board. The Audit Committee charter is available on the company’s website.

Limitation on Directors Participating on Audit Committees

The Board has adopted a policy limiting the number of public company audit committees its directors may serve on to three at any point in time. If a director desires to serve on more than three public company audit committees, he or she must first obtain the written permission of the Board.

Corporate Governance and Nominating Committee

The Board has a designated Corporate Governance and Nominating Committee, which was comprised of Mr. Clifford, Mr. Levison and Mr. Morrissey until October 14, 2021 and is comprised of Ms. Breuckmann, Mr. Clifford and Mr. Newberry as of October 14, 2021. Mr. Clifford is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards. The Corporate Governance and Nominating Committee charter is available on the company’s website.

Compensation Committee

The Board has a designated Compensation Committee, which was comprised of Mr. Levison and Mr. Lowden, until October 14, 2021 and is comprised of Mr. Levison, Mr. Morrissey and Mr. Newberry as of October 14, 2021. Mr. Lowden served as Chairman of the Compensation Committee until his retirement on October 14, 2021 and Mr. Newberry was appointed Chairman of the Compensation Committee as of that date. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate. The Compensation Committee charter is available on the company’s website.

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

Ferrellgas, Inc.

Attention: Investor Relations

7500 College Boulevard, Suite 1000

Overland Park, Kansas 66210

913-661-1533

investors@ferrellgas.com.

Any communications directed to the Board of Directors from employees or others that concern complaints regarding accounting, internal controls or auditing matters will be handled in accordance with procedures adopted by the Audit Committee. All other communications directed to the Board of Directors are initially reviewed by the Investor Relations Department. The Chairman of the Corporate Governance and Nominating Committee is advised promptly of any such communication that alleges misconduct on the part of management or raises legal, ethical or compliance concerns about the policies or practices of the general partner. On a periodic basis, the Chairman of the Corporate Governance and Nominating Committee receives updates on other communications that raise issues related to our affairs but do not fall into the two prior categories. The Chairman of the Corporate Governance and Nominating Committee determines which of these communications require further review. The Corporate Secretary maintains a log of all such communications that is available for review for one year upon request of any member of the Board. Typically, the general partner does not forward to the Board of Directors communications from unitholders or other parties which are of a personal nature or are not related to the duties and responsibilities of the Board, including junk mail, customer complaints, job inquiries, surveys and polls, and business solicitations.

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

Ferrellgas, Inc.

Attention: Investor Relations

7500 College Boulevard, Suite 1000

Overland Park, Kansas 66210

913-661-1533

investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference herein, are not part of this report and are not incorporated by reference into this report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires officers and directors of an issuer that has a class of equity securities registered under Section 12 of the Exchange Act, and persons who beneficially own more than 10% of any such class of equity securities, to file reports of beneficial ownership and changes in beneficial ownership of equity securities of such class with the SEC. These forms include Forms 3, 4 and 5 and any amendments thereto. As result of the delisting of our common units from the NYSE, we no longer have a class of equity securities registered under Section 12 of the Exchange Act, and the officers and directors of our general partner and 10% beneficial owners of our Class A Units are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

However, since the delisting of our common stock, to our knowledge, the officers and directors of our general partner and 10% beneficial owners of our Class A Units generally have continued to file the reports that would be required by Section 16(a) if the Class A Units were registered under Section 12 of the Exchange Act. To our knowledge, based solely on its review of the copies of such Section 16(a) forms and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2021 all Section 16(a) filing requirements that would have been applicable to the officers and directors of our general partner and beneficial owners of more than 10% of our Class A Units (if the Class A Units were registered under Section 12 of the Exchange Act) were met in a timely manner.

ITEM 11.   EXECUTIVE COMPENSATION.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2021. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on Ferrellgas Partners.

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2021, the two most highly compensated executive officers other than the PEO serving at July 31, 2021 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2021 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Named Executive Officers

James E. Ferrell, Chief Executive Officer and President; Chairman of the Board of Directors
William E. Ruisinger, Chief Financial Officer, Treasurer (1)
Brian W. Herrmann, Interim Chief Financial Officer, Treasurer (2)
Dhiraj Cherian, Chief Financial Officer, Treasurer (3)
Tamria A. Zertuche, Chief Operating Officer
Jordan B. Burns, VP & General Counsel
(1)	On November 3, 2020, Mr. Ruisinger resigned as Chief Financial Officer and Treasurer.
(2)	On July 7, 2021, Mr. Herrmann resigned as Interim Chief Financial Officer and Treasurer.
(3)	Mr. Cherian began as Chief Financial Officer and Treasurer on September 20, 2021.

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

Role of Management

Our Chief Executive Officer formulates preliminary compensation recommendations for all NEOs, including himself. These recommendations are subject to review and approval by the Compensation Committee. Our Chief Executive Officer and the Compensation Committee utilized market compensation survey data provided in fiscal 2021, which is used to create salary range benchmarks for each NEO’s compensation.

Our compensation philosophy includes benchmarking executive positions using national market data from companies of similar revenue size to us. Data used to compare executive compensation is derived from the survey data obtained from Mercer, LLC. (“Mercer”), a human resourcing consulting firm, using its United States Mercer benchmark database (the “Mercer database”) and the Global Total Compensation Measurement survey provided by Aon Hewitt. Data obtained was used to compare NEOs’ current base salaries and total direct compensation and set salary ranges. Mercer and Aon Hewitt did not provide any formal consulting services.

Components of Named Executive Officer Compensation

During fiscal 2021, elements of compensation for our NEOs consisted of the following:

●	base salary;
●	discretionary bonus;
●	equity-based incentive compensation plan;
●	short term incentive plan;
●	employee stock ownership plan; and
●	deferred compensation plans.

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

	Low Point	High Point
Chief Executive Officer	$799,600	$1,009,600
Chief Operating Officer	506,700	821,300
Chief Financial Officer	349,500	521,000
Chief Information Officer	219,400	305,800

Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of each NEO’s most recent salary during fiscal 2021 is displayed in the table below. The amount of salary paid to each NEO during fiscal 2021 is displayed in the “Salary” column of the Summary Compensation Table.

2021 Annual
Named Executive Officer	Base Salary
James E. Ferrell (1)	$900,000
William E. Ruisinger (2)	375,000
Brian W. Herrmann (3)	250,000
Dhiraj Cherian (4)	—
Tamria A. Zertuche	650,000
Jordan B. Burns	335,000
(1)	Mr. Ferrell had elected not to receive a salary in respect of his prior position as Interim Chief Executive Officer. In connection with Mr. Ferrell’s appointment as Chief Executive Officer effective as of December 30, 2020, he began receiving an annual base salary of $900,000.
(2)	On November 3, 2020, Mr. Ruisinger resigned as Chief Financial Officer and Treasurer.
(3)	On July 7, 2021, Mr. Herrmann resigned as Interim Chief Financial Officer and Treasurer.
(4)	Mr. Cherian began as Chief Financial Officer and Treasurer on September 20, 2021. Thus, he received no salary during fiscal 2021.

Discretionary Bonus

Our Chief Executive Officer has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by a NEO that our Chief Executive Officer believes exceeded expectations in operational or strategic objectives during the last fiscal year. There were no discretionary bonuses paid to any NEO during fiscal 2021pursuant to this arrangement.

Equity-based Incentive Compensation Plan

We have an equity-based incentive compensation plan, the Ferrell Companies Incentive Compensation Plan (the “ICP”), in which our NEOs are permitted to participate. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other equity-linked incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. Options granted under the ICP vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire ten years from the date of issuance.

Options or SARs are granted under the ICP periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third-party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the ESOP (as defined below). All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which includes our Chief Executive Officer. Awards granted to NEOs must also be approved by the Compensation Committee. No stock option awards, SARs, performance shares or other incentives payable in cash or in stock were granted under the ICP to NEOs in fiscal 2021.

Short Term Incentive Plan

We recently established a cash-based short-term incentive plan, the Ferrellgas, Inc. Short Term Incentive Plan (the “STIP”), in which certain employees in critical positions, including NEOs, are permitted to participate if selected by the Board of Directors. The STIP was established by our general partner to allow certain employees to participate in the success of Ferrellgas. The amount of compensation cost related to the STIP incurred for each NEO is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. However, no payments were made under the STIP during fiscal 2021.

Target STIP payouts are established by the Board as a percentage of the participant’s annual base pay as of August 1 of each year. The target levels are determined on an individual basis and communicated to such employees by the end of each October. Target incentive levels are discretionary and are determined solely by the Board.

Ferrellgas must achieve at least 80% of its budgeted EBITDA target to trigger incentive payouts unless the Chief Executive Officer exercises discretion to make an exception. At 100% goal attainment, the STIP pool will be funded 100%, and if goal attainment is above or below 100%, the pool will be funded in certain increments above or below 100% as further described in the STIP. Individual payouts for each participant are determined by individual performance against the participant’s individual objectives.

Payments are normally made by November 15 following the plan year, which aligns with our fiscal year, and participants must be employed by Ferrellgas on the payment date to be eligible to receive such payment. Employees who become participants after the start of the plan year but prior to the start of the last fiscal quarter are eligible to receive a pro-rated bonus. The Board may amend or discontinue the STIP at any time in its sole discretion.

Employee Stock Ownership Plan

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan (the “ESOP”), an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2021 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans and Retirement Savings Plans

Two deferred compensation plans are available for participation by our NEOs, the “401(k) Investment Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a non-qualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2021 is included in the “All Other Compensation” column of the Summary Compensation Table.

401(k) Investment Plan – The Ferrell Companies, Inc. 401(k) Investment Plan (“401(k) Plan”) is a qualified defined contribution plan, which includes both employee contributions and employer matching contributions. All employees of our general partner or any of its direct or indirect wholly-owned subsidiaries, including NEOs, who are not part of a collective bargaining agreement are eligible to participate in the 401(k) Plan. The 401(k) Plan has a 401(k) feature allowing all eligible employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the 401(k) Plan. It also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the 401(k) Plan.

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

Supplemental Savings Plan – The Ferrell Companies, Inc. Supplemental Savings Plan (“SSP”) was established in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that such employees would have received under the terms of the 401(k) feature of the above 401(k) Plan based on such employee’s deferral elections thereunder, but which could not be provided under the 401(k) feature of the 401(k) Plan due to the application of certain “Highly Compensated Employee” IRS rules and regulations.

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

Summary Compensation Table

The following table sets forth the compensation of our NEOs for the last two fiscal years:

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)
James E. Ferrell (1)	2021	491,588	3,500,000	200,000	4,191,588
Chief Executive Officer and President;	2020	—	—	200,000	200,000
William E. Ruisinger (2)	2021	111,058	—	509,869	620,927
Chief Financial Officer; Treasurer	2020	375,000	—	16,886	391,886
Brian W. Herrmann (3)	2021	282,003	—	88,965	370,968
Interim Chief Financial Officer; Treasurer	2020	205,385	—	8,815	214,200
Dhiraj Cherian (4)	2021	—	—	—	—
Chief Financial Officer; Treasurer	2020	—	—	—	—
Tamria A. Zertuche	2021	630,769	—	14,975	645,744
Chief Operating Officer	2020	369,231	—	12,229	381,460
Jordan B. Burns	2021	335,290	—	9,780	345,070
Vice President and General Counsel	2020	331,308	—	8,041	339,349
(1)	Mr. Ferrell was appointed by the Board of Directors as Chief Executive Officer on December 31, 2020. Pursuant to the terms of his employment agreement, Mr. Ferrell received a $2,000,000 sign-on bonus on December 31, 2020. Additionally, on December 30, 2020, the Compensation Committee of the Board of Directors awarded Mr. Ferrell a one-time bonus of $1,500,000.

In fiscal 2020, Mr. Ferrell elected not to receive a salary due to his previous status as interim Chief Executive Officer and his position as Chairman of the Board of Directors. The amounts in the “All Other Compensation” column represent compensation in respect of his service on the Board of Directors.

(2)	On November 3, 2020, Mr. Ruisinger resigned as Chief Financial Officer and Treasurer.
(3)	On July 7, 2021, Mr. Herrmann resigned as Interim Chief Financial Officer and Treasurer.
(4)	On September 20, 2021, Mr. Cherian began as Chief Financial Officer and Treasurer. Accordingly, he received no salary or other compensation in fiscal 2021 or 2020.

The “All Other Compensation” column of the Summary Compensation Table consisted of the following:

		ESOP	401(k) Plan	SSP		Total All Other
		Allocations	Match	Match	Other	Compensation
Name	Year	($)	($)	($)	($)	($)
James E. Ferrell (1)	2021	—	—	—	200,000	200,000
	2020	—	—	—	200,000	200,000
William E. Ruisinger (2)	2021	2,412	303	—	507,457	510,172
	2020	5,009	8,535	3,342	—	16,886
Brian W. Herrmann (3)	2021	2,608	11,306	—	75,051	88,965
	2020	—	8,815	—	—	8,815
Dhiraj Cherian (4)	2021	—	—	—	—	—
	2020	—	—	—	—	—
Tamria A. Zertuche	2021	4,778	10,197	—	—	14,975
	2020	5,993	6,236	—	—	12,229
Jordan B. Burns	2021	3,074	6,706	—	—	9,780
	2020	1,396	6,645	—	—	8,041
(1)	Mr. Ferrell received $200,000 of fees paid in cash in respect of his service on the Board during fiscal 2021 and 2020, respectively.
(2)	On November 3, 2020, Mr. Ruisinger resigned as Chief Financial Officer and Treasurer. As part of his severance agreement, Mr. Ruisinger received a one-time lump sum payment of $450,000, as well as a cash payout of his remaining earned and unpaid vacation and SSP balances, which were $36,057 and $21,400, respectively.
(3)	On July 7, 2021, Mr. Herrmann resigned as Interim Chief Financial Officer and Treasurer. As part of his severance agreement, Mr. Herrmann received a one-time lump sum payment of $52,164, as well as a cash payout of his remaining earned and unpaid vacation balance, which was $22,837.
(4)	On September 20, 2021, Mr. Cherian began as Chief Financial Officer and Treasurer.

Potential Payments Upon Termination or Change in Control

During fiscal 2021, there were no agreements, plans, or arrangements in effect obligating us to make payments to a NEO upon termination or change in control other than the ICP described above under “Equity-based Incentive Compensation Plan” and the change in control retention bonus letter agreements described below. Had a change in control of Ferrell Companies occurred on July 31, 2021, the last business day of fiscal 2021, all SARs issued under the ICP were valued at zero and, accordingly, no payment thereunder would have been due to any of our NEOs.

On April 24, 2020, our general partner entered into a change in control retention bonus letter agreement (each, an “April 2020 CIC Bonus Agreement”) with each of Ms. Zertuche and Mr. Ruisinger. Pursuant to the terms of each April 2020 CIC Bonus Agreement, commencing on April 24, 2020 and continuing through the date of consummation of a “Change in Control” (as defined in the April 2020 CIC Bonus Agreement) that occurs on or prior to April 30, 2021, our general partner agreed to pay a change in control retention bonus in an amount equal to 1.5 times such officer’s current base compensation rate, less applicable withholdings and deductions required by law. Eligibility to receive such change in control retention bonus requires that the Change in Control occurs on or prior to April 30, 2021 and that such officer is employed on a continuous basis through the date of consummation of such Change in Control. Ms. Zertuche’s CIC Bonus Agreement expired by its terms on April 30, 2021. Mr. Ruisinger agreed to certain releases in connection with his resignation as Chief Financial Officer and Treasurer on November 3, 2020, at which time his CIC Bonus Agreement ceased to be in effect.

On December 11, 2020, our general partner entered into a change in control retention bonus letter agreement (each, a “December 2020 CIC Bonus Agreement”) with each of Ms. Zertuche, Mr. Herrmann and Mr. Burns. Pursuant to the terms of each December 2020 CIC Bonus Agreement, commencing on December 11, 2020, and continuing through the date of consummation of a “Change in Control” (as defined in the December 2020 CIC Bonus Agreement) that occurs on or prior to October 31, 2021, our general partner agreed to pay a change in control retention bonus in an amount equal to 1.5 times such officer’s current base compensation rate, less applicable withholdings and deductions required by law. Eligibility to receive such change in control retention bonus requires that the Change in Control occurs on or prior to October 31, 2021 and that such officer is employed on a continuous basis through the date of consummation of such Change in Control. Ms. Zertuche’s and Mr. Burns’ December 2020 CIC Bonus Agreements will expire by their terms on October 31, 2021. Mr. Herrmann agreed to certain releases in connection with his resignation as Interim Chief Financial Officer and Treasurer on July 7, 2021, at which time his December 2020 CIC Bonus Agreement ceased to be in effect.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2021 was $125,000 per year. Additionally, each Board member accrues $12,500 per calendar quarter, as part of an incentive bonus plan, which is paid out the following year on January 1 if they are still an active Board member. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member. The Chairman of the Board received an additional $75,000 in cash compensation, and the respective Chairman of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee received an additional $17,500, $11,250, and $11,250, respectively.

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

SAR awards for non-employee members of the Board are determined utilizing competitive compensation data that is gathered on an annual basis. Annually we compare the compensation of our Board with the compensation levels and practices of companies that are of similar size and operate in similar industries. We utilize that data to analyze the compensation of our non-employee members of the Board and ensure that we are competitive in the marketplace for compensating our Board. SAR awards are one element of that compensation, and the actual awards that are granted are determined on a discretionary basis. All SAR awards granted to our non-employee directors have an exercise price equal to the most recently published semi-annual valuation that is performed on Ferrell Companies for the purposes of the ESOP. No SAR awards were granted to our non-employee directors during fiscal 2021.

The following table sets forth the compensation of our non-employee directors for the last completed fiscal year. Mr. Ferrell, who serves as the Chairman of the Board of Directors of our general partner, is also the Chief Executive Officer and President of our general partner, and all compensation for his service on the Board of Directors of our general partner is included in the Summary Compensation Table above.

	Fees Paid in	Option	All Other	Total
Name	Cash ($)	Awards ($)	Compensation ($)	($)
A. Andrew Levison (1)	175,000	—	—	175,000
John R. Lowden (1)(2)	186,252	—	—	186,252
Michael F. Morrissey (3)	192,500	—	—	192,500
Pamela A. Breuckmann (4)	175,000	—	—	175,000
Stephen M. Clifford (5)	186,252	—	—	186,252
Carney Hawks	41,667	—	—	41,667
Craig Snyder	41,667	—	—	41,667

(1)	At July 31, 2021, this director had 90,000 SAR awards outstanding.
(2)	Mr. Lowden retired from the Board on October 14, 2021.
(3)	At July 31, 2021, this director had 109,000 SAR awards outstanding.
(4)	At July 31, 2021, this director had 33,000 SAR awards outstanding.
(5)	At July 31, 2021, this director had 50,000 SAR awards outstanding.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of October 15, 2021, regarding the beneficial ownership of our Class A Units by:

●	persons that own more than 5% of our Class A Units;
●	persons that are directors, nominees or named executive officers of our general partner; and
●	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our Class A Units.

Ferrellgas Partners, L.P.

		Units	Percentage
Title of class	Name and address of beneficial owner (1)	beneficially owned	of class
Class A Units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	1,138,812	23.4
	James E. Ferrell	238,172	4.9
	William E. Ruisinger (2)	—	*
	Brian W. Herrmann (3)	—	*
	Dhiraj Cherian (4)	—	*
	Tamria A. Zertuche	—	*
	Jordan B. Burns	—	*
	A. Andrew Levison	1,090	*
	John R. Lowden (5)	250	*
	Michael F. Morrissey	300	*
	Stephen M. Clifford	850	*
	Pamela A. Breuckmann	2,095	*
	Carney Hawks	28,989	*
	Edward Newberry	—	*
	Craig Snyder	—	*
	All Directors and Executive Officers as a Group in fiscal 2021	271,746	5.0
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 7500 College Blvd. Suite 1000, Overland Park, Kansas 66210.
(2)	On November 3, 2020, Mr. Ruisinger resigned as Chief Financial Officer and Treasurer.
(3)	On July 7, 2021, Mr. Herrmann resigned as Interim Chief Financial Officer and Treasurer.
(4)	On September 20, 2021, Mr. Cherian began as Chief Financial Officer and Treasurer.
(5)	On October 14, 2021, Mr. Lowden retired from the Board.

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

The Class A Units beneficially owned by the Trust at October 15, 2021 include 1,126,468 Class A Units owned by Ferrell Companies which is 100% owned by the Trust, 9,784 Class A Units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 2,560 Class A Units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Our written Code of Business Conduct and Ethics applies to our directors, officers and employees. It deals with conflicts of interest, confidential information, use of company assets, business dealings, and other similar topics. The Code prohibits any transaction that raises questions of possible ethical or legal conflict between Ferrellgas’ interests and an employee’s personal interests.

The Board of Directors maintains policies that govern specific related party transactions. Each of these policies contains guidelines on what entities or natural persons are considered related parties or an affiliate and the related procedures that are to be followed if transactions occur with these parties. On a quarterly basis, or more frequently if required by the policies, management provides the Board with a discussion of any related party or affiliate trading transactions. Annually, these policies are reviewed by the Board’s Corporate Governance and Nominating Committee and considered for approval by the Board of Directors.

Our directors and officers are required each year to respond to a detailed questionnaire. The questionnaire requires each director and officer to identify every non-Ferrellgas organization of any type of which they or any of their family members (as defined by the SEC) are a director, partner, member, trustee, officer, employee, representative, consultant or significant shareholder. The questionnaire also requires disclosure of any transaction, relationship or arrangement with Ferrellgas. The information obtained from these questionnaires is then evaluated to determine the nature and amount of any transactions or relationships. If significant, the results are provided to the Corporate Governance and Nominating Committee and Board for their use in determining director and officer independence and related party disclosure obligations.

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $295.7 million for fiscal 2021, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party Class A Unitholder information consisted of the following:

	Class A	Distributions paid
	Unit ownership	during the year ended
	at July 31, 2021	July 31, 2021
		(in thousands)
Ferrell Companies (1)	1,126,468	$—
James E. Ferrell (2)	238,172	—
FCI Trading Corp. (3)	9,784	—
Ferrell Propane, Inc. (4)	2,560	—

(1)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.
(2)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane, Inc. is controlled by the general partner and thus a related party.

During fiscal 2021, neither Ferrellgas Partners nor the operating partnership paid any distributions to the general partner.

Mr. Snyder is a Partner in the Private Equity Group of Ares Management LLC (“Ares”). Pursuant to the Investment Agreement, certain affiliated funds, investment vehicles and/or managed accounts of Ares severally purchased an aggregate of $246 million of Preferred Units on the Effective Date.

Mr. Newberry is the Global Managing Partner of the Public Policy Practice, Investigatory and Regulatory Solutions practice groups at Squire Patton Boggs (US) LLP, which serves as outside counsel for various Ferrellgas matters. Ferrellgas paid aggregate fees of $7,652,505 to Squire Patton Boggs (US) LLP for legal services rendered to Ferrellgas and its affiliates during fiscal 2021.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Ms. Breuckmann, Mr. Clifford, Mr. Hawks, Mr. Levison, Mr. Lowden, Mr. Morrissey, Mr. Newberry, and Mr. Snyder, who constitute a majority of its Directors prior to and after Mr. Lowden’s retirement, are “independent” as described by the NYSE’s corporate governance rules.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2021 and July 31, 2020 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2021	2020
Audit fees (1)	$1,275	$1,321
Audit-related fees (2)	92	29
Tax fees (3)	—	—
All other fees (4)	—	55
Total	$1,367	$1,405
(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to accounting consultations, consents, comfort letters and assistance with and review of documents filed with the SEC.
(2)	Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of financial accounting and reporting consultations not classified as audit fees, due diligence related to mergers and acquisitions and audits of our benefit plans.
(3)	Tax fees, which there were none in fiscal 2021 and fiscal 2020, represent fees for professional tax services provided by Grant Thornton.
(4)	All other fees, which were zero in fiscal 2021 and $0.1 million in fiscal 2020, represent the aggregate fees billed for products and services provided by Grant Thornton, other than Audit fees, Audit-related fees and Tax fees.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2021 and 2020, respectively, prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

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
2.1

Second Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q filed March 8, 2021

2.2

Transaction Support Agreement, dated December 10, 2020, by and among the Company Parties (as defined therein) and the Consenting Lenders (as defined therein). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 11, 2020.

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

4.9

Indenture relating to 5.375% Senior Notes due 2026, dated as of March 30, 2021 (with form of Note attached), among Ferrellgas Escrow, LLC and FG Operating Finance Escrow Corp., as co-issuers, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 5, 2021.

4.10

Assumption Supplemental Indenture relating to 5.375% Senior Notes due 2026, dated as of March 30, 2021, among Ferrellgas, L.P. and Ferrellgas Finance Corp., as co-issuers, the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 5, 2021.

4.11

Indenture relating to 5.875% Senior Notes due 2026, dated as of March 30, 2021 (with form of Note attached), among Ferrellgas Escrow, LLC and FG Operating Finance Escrow Corp., as co-issuers, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed April 5, 2021.

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

	10.29

First Amendment to the Credit Agreement, dated as of June 11, 2021, among Ferrellgas, L.P., Ferrellgas, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q filed June 14, 2021.

*#	10.30	Offer Letter, dated as of July 29, 2021, by and among Ferrellgas, Inc. and Dhiraj Cherian.

*#	10.31	Executive Severance Agreement, dated as of September 20, 2021, by and among Ferrellgas, Inc. and Dhiraj Cherian.

*#	10.32	Ferrellgas, Inc. Short Term Incentive Plan, effective August 1, 2020.

*	21.1	List of subsidiaries

*	23.1

Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2021.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	101.INS	XBRL Instance Document.

*	101.SCH	XBRL Taxonomy Extension Schema Document.

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: October 15, 2021	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chief Executive Officer and President;	10/15/2021
James E. Ferrell	Chairman of the Board of Directors

/s/ Dhiraj Cherian	Chief Financial Officer;	10/15/2021
Dhiraj Cherian	Treasurer (Principal Financial and Accounting Officer)

/s/ Pamela A. Breuckmann	Director	10/15/2021
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	10/15/2021
Stephen M. Clifford

/s/ J. Carney Hawks	Director	10/15/2021
J. Carney Hawks

/s/ A. Andrew Levison	Director	10/15/2021
A. Andrew Levison

/s/ Michael F. Morrissey	Director	10/15/2021
Michael F. Morrissey

/s/ Edward Newberry	Director	10/15/2021
Edward Newberry

/s/ Craig Snyder	Director	10/15/2021
Craig Snyder

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date: October 15, 2021	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chief Executive Officer and President;	10/15/2021
James E. Ferrell	(Principal Executive Officer);
Chairman of the Board of Directors

/s/ Dhiraj Cherian	Chief Financial Officer;	10/15/2021
Dhiraj Cherian	Treasurer (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: October 15, 2021	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chief Executive Officer and President;	10/15/2021
James E. Ferrell	Chairman of the Board of Directors

/s/ Dhiraj Cherian	Chief Financial Officer;	10/15/2021
Dhiraj Cherian	Treasurer (Principal Financial and Accounting Officer)

/s/ Pamela A. Breuckmann	Director	10/15/2021
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	10/15/2021
Stephen M. Clifford

/s/ J. Carney Hawks	Director	10/15/2021
J. Carney Hawks

/s/ A. Andrew Levison	Director	10/15/2021
A. Andrew Levison

/s/ Michael F. Morrissey	Director	10/15/2021
Michael F. Morrissey

/s/ Edward Newberry	Director	10/15/2021
Edward Newberry

/s/ Craig Snyder	Director	10/15/2021
Craig Snyder

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date: October 15, 2021	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chief Executive Officer and President;	10/15/2021
James E. Ferrell	(Principal Executive Officer);
Chairman of the Board of Directors

/s/ Dhiraj Cherian	Chief Financial Officer;	10/15/2021
Dhiraj Cherian	Treasurer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), partners’ deficit, and cash flows for each of the three years in the period ended July 31, 2021, and the related notes and financial statement schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment

As described in Note B to the consolidated financial statements, the Partnership tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. The Partnership determined that there were two reporting units for goodwill impairment assessment purposes as of July 31, 2021, and one of these reporting units contained goodwill that was subject to a quantitative impairment assessment. To perform this quantitative assessment, the Partnership determined the fair value of the reporting unit using a combination of the discounted cash flow method, the guideline public company method, and the guideline transaction method. These techniques required the use of estimates and assumptions related to discount rates and growth rates, forecasted operating results, and expected capital expenditures. We identified the goodwill impairment assessment for this reporting unit to be a critical audit matter.

The principal considerations for our determination that goodwill impairment assessment is a critical audit matter was the degree of complexity and subjectivity inherent in the Partnership’s assumptions used for the determination of the fair value of the reporting unit.

Our audit procedures related to the goodwill impairment assessment included the following, among others:

●	We tested the reasonableness of management’s process for determining the fair value of the reporting units. The significant assumptions in management’s forecast were the forecasted revenue growth rate, forecasted adjusted EBITDA margins, and forecasted capital expenditures. We tested the significant assumptions for the forecasted operating results used in the valuation technique by comparing the forecasted operating results to historical operating results, industry and economic data, and relevant peer companies.
●	We utilized valuation professionals with specialized skills and knowledge to assist in evaluating:
o	The valuation methodologies used and whether they were acceptable for the underlying operations and being applied correctly by performing an independent calculation.
o	The appropriateness of the discount rate by recalculating the weighted average cost of capital.
o	The appropriateness of the terminal growth rate.
●	We evaluated whether the aforementioned assumptions used were consistent with evidence obtained in other areas of the audit.

Class B Units Valuation

As described in Note A to the consolidated financial statements, the Partnership issued 1.3 million Class B Units to the holders of the Ferrellgas Partners Notes in exchange for such holders’ contribution of the Ferrellgas Partners Notes to the Partnership as a capital contribution and in satisfaction of such holders’ claims in respect to the Notes. The valuation of the Class B Units was subject to high estimation uncertainty and required complex judgment regarding the nature of the host instrument, valuation technique, and inputs and assumptions used in the valuation. We identified the valuation of the Class B Units to be a critical audit matter.

The principal considerations for our determination that the nature of the host instrument is a critical audit matter was the degree of complex judgment in evaluating the stated and implied substantive terms and features of the hybrid financial instrument and the weighting of each term and feature on the basis of the relevant facts and circumstances. The principal considerations for our determination that the Class B Units valuation is a critical audit matter was the degree of complexity and subjectivity inherent in the Partnership’s inputs and assumptions used in the valuation technique.

Our audit procedures related to the Class B Unit valuation included the following, among others:

●	We evaluated the terms of the instrument for appropriate determination as a hybrid financial instrument with an equity host contract.
●	We tested the reasonableness of management’s forecasted operating results and forecasted available cash flow for Class B paydown, and scenarios used in the valuation technique. The significant assumptions in the forecasted operating results and forecasted available cash flow for Class B paydown included forecasted adjusted EBITDA, maintenance and growth capital expenditures, and debt service charges. We tested the significant assumptions for the forecasted operating results used in management’s forecast by comparing the forecasted operating results used by management to historical results, and industry and economic data and relevant peer companies.
●	We utilized valuation professionals with specialized skills and knowledge to assist in evaluating:
o	The valuation methodologies used and whether they were acceptable for the underlying instrument and being applied correctly by performing an independent calculation.
o	The significant assumptions used in the Monte Carlo simulation, which included the cash flow volatility, equity volatility, forecasted available cash flow for Class B paydown, and the discount rates utilized.
●	We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.

Kansas City, Missouri

October 15, 2021

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $11,500 and $95,759 of restricted cash at July 31, 2021 and July 31, 2020, respectively)	$281,952	$333,761
Accounts and notes receivable, net (including $103,703 of accounts receivable pledged as collateral at July 31, 2020)	131,574	101,438
Inventories	88,379	72,664
Price risk management asset	78,001	2,846
Prepaid expenses and other current assets	39,092	33,098
Total current assets	618,998	543,807

Property, plant and equipment, net	582,118	591,042
Goodwill, net	246,946	247,195
Intangible assets (net of accumulated amortization of $432,032 and $423,290 at July 31, 2021 and July 31, 2020, respectively)	100,743	104,049
Operating lease right-of-use assets	87,611	107,349
Other assets, net	93,228	74,748
Total assets	$1,729,644	$1,668,190

LIABILITIES, MEZZANINE AND EQUITY
Current liabilities:
Accounts payable	$47,913	$33,944
Current portion of long-term debt	1,670	859,095
Current operating lease liabilities	25,363	29,345
Other current liabilities	246,000	167,466
Total current liabilities	320,946	1,089,850

Long-term debt	1,444,890	1,646,396
Operating lease liabilities	74,349	89,022
Other liabilities	61,189	51,190
Contingencies and commitments (Note P)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2021)	651,349	—

Equity:
Limited partner unitholders
Class A (4,857,605 units outstanding at July 31, 2021 and July 31, 2020)	(1,214,813)	(1,126,452)
Class B (1,300,000 units outstanding at July 31, 2021)	383,012	—
General partner unitholder (49,496 units outstanding at July 31, 2021 and July 31, 2020)	(72,178)	(71,287)
Accumulated other comprehensive income (loss)	88,866	(2,303)
Total Ferrellgas Partners, L.P. equity	(815,113)	(1,200,042)
Noncontrolling interest	(7,966)	(8,226)
Total equity	(823,079)	(1,208,268)
Total liabilities, mezzanine and equity	$1,729,644	$1,668,190

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended July 31,
	2021	2020	2019
Revenues:
Propane and other gas liquids sales	$1,668,852	$1,415,791	$1,608,858
Other	85,458	82,035	75,534
Total revenues	1,754,310	1,497,826	1,684,392

Costs and expenses:
Cost of sales - propane and other gas liquids sales	881,936	673,053	902,516
Cost of sales - other	12,728	13,003	11,406
Operating expense - personnel, vehicle, plant and other	465,816	493,055	468,868
Operating expense - equipment lease expense	27,062	33,017	33,073
Depreciation and amortization expense	85,382	80,481	78,846
General and administrative expense	60,065	45,752	59,994
Non-cash employee stock ownership plan compensation charge	3,215	2,871	5,693
Loss on asset sales and disposals	1,831	7,924	10,968

Operating income	216,275	148,670	113,028

Interest expense	(173,616)	(192,962)	(177,619)
Loss on extinguishment of debt	(104,834)	(37,399)	—
Other income (expense), net	4,246	(460)	369
Reorganization expense - professional fees	(10,443)	—	—

Loss before income taxes	(68,372)	(82,151)	(64,222)

Income tax expense	741	851	323

Net loss	(69,113)	(83,002)	(64,545)

Net loss attributable to noncontrolling interest	(702)	(503)	(298)

Net loss attributable to Ferrellgas Partners, L.P.	(68,411)	(82,499)	(64,247)

Distribution to preferred unitholders	24,024	—	—

Less: General partner's interest in net loss	(684)	(825)	(642)

Class A Unitholders' interest in net loss	$(91,751)	$(81,674)	$(63,605)

Basic and diluted net loss per Class A Unit	$(18.89)	$(16.81)	$(13.09)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended July 31,
	2021	2020	2019

Net loss	$(69,113)	$(83,002)	$(64,545)
Other comprehensive income (loss):
Change in value of risk management derivatives	136,351	(22,872)	(48,184)
Reclassification of (gains) losses on derivatives to earnings, net	(44,252)	35,315	12,868
Pension liability adjustment	—	(109)	(64)
Other comprehensive income (loss)	92,099	12,334	(35,380)
Comprehensive income (loss)	22,986	(70,668)	(99,925)
Less: Comprehensive income (loss) attributable to noncontrolling interest	228	(378)	(656)
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$22,758	$(70,290)	$(99,269)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partner, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners'	Non-controlling	Total partners'
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	equity	interest	equity
Balance at July 31, 2018	4,857.6	—	49.5	$(978,503)	$—	$(69,792)	$20,510	$(1,027,785)	$(6,692)	$(1,034,477)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	5,579	—	56	—	5,635	58	5,693
Distributions	—	—	—	(9,716)	—	(98)	—	(9,814)	(415)	(10,229)
Net loss	—	—	—	(63,605)	—	(642)	—	(64,247)	(298)	(64,545)
Other comprehensive loss	—	—	—	—	—	—	(35,022)	(35,022)	(358)	(35,380)
Balance at July 31, 2019	4,857.6	—	49.5	(1,046,245)	—	(70,476)	(14,512)	(1,131,233)	(7,705)	(1,138,938)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	2,814	—	28	—	2,842	29	2,871
Distributions	—	—	—	—	—	—	—	—	(158)	(158)
Cumulative adjustment for lease accounting standard	—	—	—	(1,347)	—	(14)	—	(1,361)	(14)	(1,375)
Net loss	—	—	—	(81,674)	—	(825)	—	(82,499)	(503)	(83,002)
Other comprehensive income	—	—	—	—	—	—	12,209	12,209	125	12,334
Balance at July 31, 2020	4,857.6	—	49.5	(1,126,452)	—	(71,287)	(2,303)	(1,200,042)	(8,226)	(1,208,268)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	3,150	—	33	—	3,183	32	3,215
Issuance of Class B Units, net of offering costs	—	1,300.0	—	—	383,012	—	—	383,012	—	383,012
Net earnings allocated to preferred units	—	—	—	(23,784)	—	(240)	—	(24,024)	—	(24,024)
Net loss	—	—	—	(67,727)	—	(684)	—	(68,411)	(702)	(69,113)
Other comprehensive income	—	—	—	—	—	—	91,169	91,169	930	92,099
Balance at July 31, 2021	4,857.6	1,300.0	49.5	$(1,214,813)	$383,012	$(72,178)	$88,866	$(815,113)	$(7,966)	$(823,079)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(69,113)	$(83,002)	$(64,545)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	85,382	80,481	78,846
Non-cash employee stock ownership plan compensation charge	3,215	2,871	5,693
Loss on asset sales and disposals	1,831	7,924	10,968
Loss on extinguishment of debt	104,834	37,399	—
Provision for expected credit losses	2,323	18,604	1,525
Deferred income tax expense	2	554	143
Other	8,681	12,583	12,696
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(32,459)	(121)	19,433
Inventories	(15,715)	7,790	3,211
Prepaid expenses and other current assets	(5,995)	7,446	(26,508)
Accounts payable	13,789	1,223	(13,338)
Accrued interest expense	8,355	33,357	(1,738)
Other current liabilities	84,014	(3,430)	(12,076)
Other assets and liabilities	17,284	6,679	765
Net cash provided by operating activities	206,428	130,358	15,075

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,567)	(10,195)	(13,551)
Capital expenditures	(59,442)	(70,455)	(108,822)
Proceeds from sale of assets	5,295	4,472	5,699
Cash payments to construct assets in connection with future lease transactions	(1,715)	(37,042)	(9,934)
Cash receipts in connection with leased vehicles	1,476	41,924	862
Other	—	—	1,419
Net cash used in investing activities	(60,953)	(71,296)	(124,327)

Cash flows from financing activities:
Distributions	—	—	(9,814)
Preferred unit distributions	(8,011)	—	—
Proceeds from sale of preferred units, net of issue discount and offering cost	651,349	—	—
Fees in connection with Class B Unit exchange	(1,988)	—	—
Proceeds from issuance of long-term debt	1,475,000	703,750	—
Payments on long-term debt	(2,120)	(1,994)	(2,428)
Payment for settlement and early extinguishment of liabilities	(2,175,000)	(283,863)	—
Net additions to (reductions in) short-term borrowings	—	(43,000)	10,200
Net additions to (reductions in) collateralized short-term borrowings	—	(62,000)	4,000
Payment of redemption premium on debt extinguishment	(83,072)	(17,516)	—
Make-whole payments	(1,964)	—	—
Cash paid for financing costs	(44,290)	(29,458)	(548)
Noncontrolling interest activity	—	(158)	(415)
Cash payments for principal portion of lease liability	(7,188)	(2,116)	—
Net cash provided by (used in) financing activities	(197,284)	263,645	995

Net change in cash and cash equivalents	(51,809)	322,707	(108,257)
Cash and cash equivalents - beginning of period	333,761	11,054	119,311
Cash, cash equivalents and restricted cash - end of period	$281,952	$333,761	$11,054

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

A.        Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership. Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt securities issued by Ferrellgas Partners. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the holders of Preferred Units (as defined below) are the only limited partners of the operating partnership. Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership.

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of July 31, 2021, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, currently beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to the Ferrellgas Partners Notes (as defined below).

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

On March 30, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Confirmation Order was deemed binding upon Ferrellgas Partners, Ferrellgas Partners Finance Corp. and all other parties affected by the Plan. In satisfying the conditions of the Plan, on the Effective Date, certain restructuring transactions by Ferrellgas Partners and certain financing transactions by the operating partnership were completed, as further described under “Transactions” that follows.

Ferrellgas has accounted for the effects of the reorganization and determined that fresh-start accounting does not need to be applied, as a change in control did not occur.

Transactions

Satisfaction of Ferrellgas Partners Notes; Issuance of Class B Units to Holders of Ferrellgas Partners Notes

On the Effective Date, by operation of the Plan, all outstanding indebtedness (including accrued interest) of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under their $357.0 million aggregate principal amount of 8.625% senior unsecured notes due June 2020 (the “Ferrellgas Partners Notes”), as described further in Note I –Debt, were discharged and cancelled.

Pursuant to the Plan, Ferrellgas Partners issued an aggregate of 1.3 million Class B Units to holders of the Ferrellgas Partners Notes in satisfaction of their claims in respect of the Ferrellgas Partners Notes. See Note K – Equity for additional discussion.

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

The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.3 million, after deducting the purchase price discount and certain expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes (as defined and described below) and cash on hand, (i) to redeem (or satisfy and discharge and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. See Note J – Preferred units for additional discussion.

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

The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,441.2 million, after deducting the initial purchasers’ discount and offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. See Note I – Debt for additional discussion.

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

The aggregate redemption price for the 2021 Notes, the 2022 Notes, the 2023 Notes and the 2025 Notes was approximately $2,320.9 million, consisting of principal, redemption premium (in the case of the 2023 Notes and the 2025 Notes) and accrued and unpaid interest to the applicable redemption date. See Note I – Debt for additional discussion.

Credit Agreement

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a credit agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $225.0 million for the issuance of letters of credit for a period of 60 days after March 30, 2021, reducing to $200.0 million thereafter. See Note I – Debt for additional discussion.

Termination of Accounts Receivable Securitization Facility

On the Effective Date, the operating partnership and its receivables subsidiary repaid all of the outstanding obligations and fees under the then-existing accounts receivable securitization facility and terminated that facility. See Note G – Accounts and notes receivable, net for additional discussion.

Amended Partnership Agreements of Ferrellgas Partners and the Operating Partnership

On the Effective Date, the general partner executed the Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Amended Ferrellgas Partners LPA”), which amended and restated in its entirety the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. Among other matters, the Amended Ferrellgas Partners LPA provided for the restructuring of Ferrellgas Partners in accordance with the Plan, including (i) effecting a reverse unit split of Ferrellgas Partners’ then-outstanding common units pursuant to which the holders of the common units received one Class A Unit for every twenty common units held, and (ii) providing for the issuance of Class B Units to the holders of the Ferrellgas Partners Notes in exchange for such holders’ contribution of the Ferrellgas Partners Notes as a capital contribution to Ferrellgas Partners and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. See Note K – Equity for additional discussion.

Also on the Effective Date, the general partner executed (i) the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”), which amended and restated in its entirety the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas L.P., and (ii) a First Amendment to the Amended OpCo LPA (the “OpCo LPA Amendment”), which sets forth the preferences, rights, privileges and other terms of the Preferred Units.

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

(4)   Accounts receivable: Accounts receivable are reported on the consolidated balance sheets at the gross outstanding amount adjusted for an allowance for expected credit losses. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. Provisions for uncollectible accounts are established based upon our collection experience and the assessment of the collectability of specific amounts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

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

(7)   Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has two reporting units for goodwill impairment testing purposes. As of July 31, 2021, one of these reporting units contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2021 and did not incur an impairment loss.

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

(14) General and administrative expense: “General and administrative expense” primarily includes personnel and incentive expense related to executives and employees, as well as other overhead expenses related to centralized corporate functions.

(15) Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)

The ICPs are not Ferrellgas stock-compensation plans; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2021, 2020 and 2019, the portion of the total non-cash compensation charge relating to the ICPs was zero. During fiscal 2021 there were no plan-based awards granted under the ICP and all outstanding stock appreciation rights (“SARs”) are currently valued at zero.

Ferrell Companies is authorized to issue up to 462,500 SARs that are based on shares of Ferrell Companies common stock. The SARs were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The SARs awards vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2021	2020	2019
Current expense	$739	$297	$180
Deferred expense	2	554	143
Income tax expense	$741	$851	$323

Deferred taxes consisted of the following:

	July 31,
	2021	2020
Deferred tax assets (included in Other assets, net)	$5	$4
Deferred tax liabilities (included in Other liabilities)	(3)	(3)
Net deferred tax asset	$2	$1

(17) Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(18) Net loss per Class A Unitholders’ interest:  Net loss per Class A unitholders’ interest is computed by dividing “Net loss attributable to Ferrellgas Partners, L.P.,” after deducting the general partner’s approximate 1% interest, by the weighted average number of outstanding Class A Units and the dilutive effect, if any, of outstanding unit options. See Note R – Net loss per Class A Unitholders’ interest – for further discussion about these calculations.

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

(20) Class B Units Valuation: The Class B Units are classified in equity and are an equity host instrument. Based on Ferrellgas’ determination that the Class B Units are an equity host, Ferrellgas determined that all features of the Class B Units were either clearly and closely related to the equity host or did not meet the definition of a derivative, and therefore did not require bifurcation as a derivative. The Class B Units are recognized at their fair value at issuance. The fair value of the Class B Units is estimated based on a valuation model, including the use of Monte Carlo simulations of operating results and available cash flow for a Class B paydown. The significant assumptions in the forecasted operating results and forecasted available cash flow for Class B paydown included forecasted adjusted EBITDA, maintenance and growth capital expenditures, and debt service charges. The significant assumptions used in the Monte Carlo simulations, included the cash flow volatility, equity volatility, forecasted available cash flow for Class B paydown, and the discount rates. See Note K – Equity for further discussion.

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

The following table provides the operating and financing ROU assets and lease liabilities as of July 31, 2021 and 2020:

Leases	Classification	July 31, 2021	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$87,611	$107,349
Financing lease assets	Other assets, net	34,858	41,426
Total leased assets		$122,469	$148,775

Liabilities
Current
Operating	Current operating lease liabilities	$25,363	$29,345
Financing	Other current liabilities	7,479	6,955
Noncurrent
Operating	Operating lease liabilities	74,349	89,022
Financing	Other liabilities	28,029	33,473
Total leased liabilities		$135,220	$158,795

The following table provides the lease expenses for the twelve months ended July 31, 2021 and 2020:

		For the year ended July 31,
Leases expense	Classification	2021	2020

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$7,695	$7,450
	Operating expense - equipment lease expense	26,127	30,994
	Cost of sales - propane and other gas liquids sales	1,911	1,553
	General and administrative expense	437	1,490
Total operating lease expense		36,170	41,487

Short-term expense	Operating expense - personnel, vehicle, plant and other	8,151	7,188
	General and administrative expense	576	502
Total short-term expense		8,727	7,690

Variable lease expense	Operating expense - personnel, vehicle, plant and other	2,328	2,883
	Operating expense - equipment lease expense	1,547	1,642
Total variable lease expense		3,875	4,525

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	8,878	2,613
Interest on lease liabilities	Interest expense	3,755	1,060
Total finance lease expense		12,633	3,673

Total lease expense (a)		$61,405	$57,375
(a)	As of July 31, 2021 and 2020 Ferrellgas has also recognized $0.4 million and $0.5 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various Midstream dispositions and other significant transactions, and for which Ferrellgas does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of July 31, 2021 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2022	$29,181	$10,376	$39,557
2023	37,049	8,252	45,301
2024	19,953	7,608	27,561
2025	13,839	7,621	21,460
2026	5,314	6,767	12,081
Thereafter	16,672	4,925	21,597
Total lease payments	$122,008	$45,549	$167,557
Less: Imputed interest	22,296	10,041	32,337
Present value of lease liabilities	$99,712	$35,508	$135,220

The following table represents the weighted-average remaining lease term and discount rate as of July 31, 2021:

	As of July 31, 2021
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.8	8.2%
Finance leases	5.2	8.7%

Cash flow information is presented below:

	For the year ended July 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$34,895	$41,636

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$3,396	$1,060
Financing cash flows	$7,188	$2,116

Rental expense under these leases totaled $53.8 million for fiscal 2019.

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

Propane operations and related equipment sales

During fiscal 2021, Ferrellgas acquired propane distribution assets, primarily of an independent distributor, with an aggregate value of $7.9 million in the following transaction:

●	Proflame, Inc., based in New York, acquired in July 2021;

During fiscal 2020, Ferrellgas acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $11.2 million in the following transactions:

●	Golden State Propane, Inc., based in California, acquired in August 2019;
●	C.F. Van Duzer Gas Services, Inc., based in New York, acquired in October 2019;
●	Lee Propane of Pennington Gap, Inc., based in Virginia, acquired in June 2020.

During fiscal 2019, Ferrellgas acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $15.2 million in the following transactions:

●	Salathe Gas Co., based in Louisiana, acquired September 2018;
●	North Star Exchange, Inc., based in Indiana, acquired October 2018;
●	Wylie LP Gas Inc., based in Texas, acquired October 2018;
●	Co-op Butane Inc., based in Louisiana, acquired in December 2018;
●	American Propane, based in Oklahoma, acquired January 2019;
●	Reliable Propane, Inc., based in Missouri, acquired in February 2019;
●	AAA Propane, Inc., based in Colorado, acquired in June 2019.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2021	2020	2019
Cash payments, net of cash acquired	$6,567	$10,195	$13,551
Issuance of liabilities and other costs and considerations	1,344	975	1,650
Aggregate fair value of transactions	$7,911	$11,170	$15,201

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2021	2020	2019
Working capital	$—	$—	$31
Customer tanks, buildings, land and other	2,607	6,598	11,560
Goodwill	—	—	1,410
Customer lists	4,973	738	1,272
Non-compete agreements	331	3,834	928
Aggregate fair value of net assets acquired	$7,911	$11,170	$15,201

The estimated fair values and useful lives of assets acquired during fiscal 2021 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2020 and 2019 are based on internal valuations and included only minor adjustments during the 12-month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

“Loss on asset sales and disposals” consists of:

	For the year ended July 31,
	2021	2020	2019
Loss on sale of:
Midstream trucking, water disposal & terminal assets	$—	$—	$2,679
Other	1,831	7,924	8,289
Loss on asset sales and disposals	$1,831	$7,924	$10,968

E.        Quarterly distribution of available cash

Ferrellgas Partners is required by its partnership agreement to make quarterly cash distributions of all of its “available cash.” Available cash is defined in its partnership agreement as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves may be established in order to provide for the proper conduct of Ferrellgas Partners’ business, to comply with any contractual obligations and restrictions, and to provide funds for distributions with respect to any one or more of the next four fiscal quarters. To the extent Ferrellgas Partners has available cash for a particular fiscal quarter, distributions of such cash are required to be made within 45 days after the end of such fiscal quarter to holders of record on the applicable record date, subject to the terms and preferences of the Class B Units. To the extent distributions are made in respect of the Class A Units, pro rata distributions are also made to the general partner. See Note K – Equity for further discussion.

F.        Supplemental financial statement information

Inventories consist of the following:

	July 31, 2021	July 31, 2020
Propane gas and related products	$75,848	$58,733
Appliances, parts and supplies, and other	12,531	13,931
Inventories	$88,379	$72,664

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2021, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 6.3 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2021	July 31, 2020
Land	Indefinite	$40,346	$39,585
Land improvements	2-20	15,128	14,998
Buildings and improvements	20	88,620	88,349
Vehicles, including transport trailers	8-20	110,517	105,184
Bulk equipment and district facilities	5-30	110,983	111,019
Tanks, cylinders and customer equipment	2-30	786,912	784,466
Computer and office equipment	2-5	107,272	112,582
Construction in progress	n/a	8,478	6,889
		1,268,256	1,263,072
Less: accumulated depreciation		686,138	672,030
Property, plant and equipment, net		$582,118	$591,042

Depreciation expense totaled $64.1 million, $64.5 million and $60.7 million for fiscal 2021, 2020 and 2019, respectively.

Prepaid expenses and other current assets consist of the following:

	July 31, 2021	July 31, 2020
Broker margin deposit assets	$21,068	$14,398
Other	18,024	18,700
Prepaid expenses and other current assets	$39,092	$33,098

Other assets, net consist of the following:

	July 31, 2021	July 31, 2020
Notes receivable, less current portion and allowance	$19,765	$5,330
Finance lease right-of-use assets	34,858	41,426
Other	38,605	27,992
Other assets, net	$93,228	$74,748

Other current liabilities consist of the following:

	July 31, 2021	July 31, 2020
Accrued interest	$29,095	$53,841
Customer deposits and advances	35,734	32,257
Accrued payroll	28,143	18,375
Accrued insurance	11,104	14,796
Broker margin deposit liability	79,178	510
Accrued senior preferred units distributions	16,013	—
Other	46,733	47,687
Other current liabilities	$246,000	$167,466

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2021	2020	2019
Operating expense - personnel, vehicle, plant and other	$217,292	$219,598	$215,780
Depreciation and amortization expense	13,691	9,857	6,375
Operating expense - equipment lease expense	22,609	32,518	30,759
	$253,592	$261,973	$252,914

Cash and cash equivalents consist of the following:

	July 31, 2021	July 31, 2020
Cash and cash equivalents	$270,452	$238,002
Restricted cash (1)	11,500	95,759
Cash, cash equivalents and restricted cash	$281,952	$333,761

(1)	As of July 31, 2021, restricted cash includes an $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility. As of July 31, 2020, the $95.8 million of restricted cash includes $78.2 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated senior secured credit facility and $6.1 million of additional pledged collateral. For additional discussion see Note I – Debt.

For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.

Ferrellgas maintains its cash and cash equivalents in various bank accounts that, at times, may exceed federally insured limits. Ferrellgas’ cash and cash equivalent accounts have been placed with high credit quality financial institutions.

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2021	2020	2019
Cash paid for:
Interest	$205,505	$147,402	$166,897
Income taxes	$706	$289	$141
Non-cash investing and financing activities:
Liability incurred in connection with Financing Agreement amendment	$—	$8,863	$—
Liabilities incurred in connection with acquisitions	$1,344	$975	$1,650
Change in accruals for property, plant and equipment additions	$(386)	$216	$1,132
Lease liabilities arising from operating right-of-use assets	$8,374	$14,938	$—
Lease liabilities arising from finance right-of-use assets	$2,310	$45,455	$—
Accrued senior preferred units distributions	$16,013	$—	$—

G.        Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	July 31, 2021	July 31, 2020
Accounts receivable (a)	$135,182	$102,914
Note receivable	13,648	12,648
Less: Allowance for expected credit losses	(17,256)	(14,124)
Accounts and notes receivable, net	$131,574	$101,438
(a)	At July 31, 2020, $103.7 million was pledged as collateral under the terminated accounts receivable securitization facility, discussed below.

On March 30, 2021, Ferrellgas terminated the agreement governing the accounts receivable securitization facility, initially dated as of January 19, 2012 and as subsequently amended from time to time (the “Accounts Receivables Facility”). In connection with the termination of the Accounts Receivables Facility, Ferrellgas repaid all of the outstanding obligations and fees thereunder.

H.        Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2021			July 31, 2020
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$246,946	$—	$246,946	$247,195	$—	$247,195

Intangible assets, net
Amortized intangible assets
Customer related	$451,922	$(405,490)	$46,432	$446,486	$(397,843)	$48,643
Non-compete agreements	26,319	(23,029)	3,290	26,319	(21,934)	4,385
Other	3,513	(3,513)	—	3,513	(3,513)	—
	481,754	(432,032)	49,722	476,318	(423,290)	53,028

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	51,021	—	51,021
Total intangible assets, net	$532,775	$(432,032)	$100,743	$527,339	$(423,290)	$104,049

Changes in the carrying amount of goodwill are as follows:

Propane operations and
related equipment sales
Balance July 31, 2019	$247,195
Acquisitions	—
Other	—
Balance July 31, 2020	247,195
Acquisitions	—
Other	(249)
Balance July 31, 2021	$246,946

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

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2021	$8,742
2020	9,079
2019	14,581

Estimated amortization expense:

For the year ended July 31,
2022	$7,687
2023	7,360
2024	7,084
2025	5,083
2026	4,523

I.        Debt

Long-term debt

Long-term debt consists of the following:

	July 31, 2021	July 31, 2020
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$—	$500,000
Fixed rate, 6.75%, due 2023 (2)	—	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $937 at July 31, 2020 (3)	—	475,937
Fixed rate, 8.625%, due 2020 (4)	—	357,000
Fixed rate, 5.375%, due 2026 (5)	650,000	—
Fixed rate, 5.875%, due 2029 (5)	825,000	—

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,573 at July 31, 2020 (6)	—	703,573

Notes payable
8.8% and 9.4% weighted average interest rate at July 31, 2021 and July 31, 2020, respectively, due 2021 to 2029, net of unamortized discount of $573 and $537 at July 31, 2021 and July 31, 2020, respectively	3,882	4,564
Total debt, excluding unamortized debt issuance and other costs	1,478,882	2,541,074
Unamortized debt issuance and other costs	(32,322)	(35,583)
Less: current portion of long-term debt	1,670	859,095
Long-term debt	$1,444,890	$1,646,396
(1)	During November 2010, the operating partnership issued $500.0 million aggregate principal amount of 6.50% senior notes due 2021 (referred to herein as the 2021 Notes). The outstanding principal amount of the 2021 Notes was due on May 1, 2021. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2021 Notes pursuant the terms of the indenture governing the 2021 Notes, with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2021 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2021 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2021 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2021 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2021 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2021 Notes was $513.9 million, consisting of principal and accrued and unpaid interest to the redemption date.
(2)	During June 2015, the operating partnership issued $500.0 million aggregate principal amount of 6.75% senior notes due 2023 (referred to herein as the 2023 Notes). The outstanding principal amount of the 2023 Notes was due June 15, 2023. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2023 Notes pursuant the terms of the indenture governing the 2023 Notes, with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2023 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2023 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2023 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2023 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2023 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2023 Notes was $518.8 million, consisting of principal, redemption premium and accrued and unpaid interest to the redemption date.

(3)	During fiscal 2014, the operating partnership issued $475.0 million aggregate principal amount of 6.75% senior notes due 2022 (referred to herein as the 2022 Notes), $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. The outstanding principal amount of the 2022 Notes was due January 15, 2022. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2022 Notes pursuant the terms of the indenture governing the 2022 Notes with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2022 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2022 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2022 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2022 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2022 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2022 Notes was $482.0 million, consisting of principal and accrued and unpaid interest to the redemption date.
(4)	During April 2010, Ferrellgas Partners issued $280.0 million aggregate principal amount of 8.625% unsecured senior notes due 2020 (referred to herein as the Ferrellgas Partners Notes). During March 2011, Ferrellgas Partners redeemed $98.0 million of the Ferrellgas Partners Notes. During January 2017, Ferrellgas Partners issued $175.0 million aggregate principal amount of additional Ferrellgas Partners Notes at 96% of par. The outstanding principal amount of the Ferrellgas Partners Notes was due on June 15, 2020, but had not been repaid and was classified as current on the consolidated balance sheet as of July 31, 2020. On the Effective Date, by operation of the Plan, all outstanding indebtedness under the Ferrellgas Partners Notes was discharged and cancelled. Pursuant to the Plan, Ferrellgas Partners issued an aggregate of 1.3 million Class B Units to holders of the Ferrellgas Partners Notes in satisfaction of their claims in respect of the Ferrellgas Partners Notes.
(5)	On the Effective Date, two wholly-owned subsidiaries of the operating partnership (referred to herein as the Escrow Issuers) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (referred to herein as the 2026 Notes) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (referred to herein as the 2029 Notes). On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.
(6)	During April 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025 (referred to herein as the 2025 Notes), $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. The outstanding principal amount of the 2025 Notes was due on April 15, 2025. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2025 Notes pursuant the terms of the indenture governing the 2025 Notes, with a redemption date of March 30, 2021, and all of the issued and outstanding 2025 Notes were redeemed on the Effective Date. The aggregate redemption price for the 2025 Notes was $806.2 million, consisting of principal, redemption premium and accrued and unpaid interest to the redemption date.

Senior secured revolving credit facility

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into the Credit Agreement, which provides for the four-year revolving Credit Facility in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $225.0 million for the issuance of letters of credit for a period of 60 days after March 30, 2021, reducing to $200.0 million thereafter.

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

On June 11, 2021, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a First Amendment to the Credit Agreement (the “Credit Agreement Amendment”), with an effective date of April 30, 2021. Among other matters, the Credit Agreement Amendment amended the minimum-interest-coverage-ratio covenant described above by (i) waiving compliance with the covenant for the trailing four fiscal quarters ended April 30, 2021 and (ii) annualizing the cash interest expense component of the covenant for (a) the fiscal quarter ended on July 31, 2021, (b) the two fiscal quarters ending October 31, 2021, and (c) the three fiscal quarters ending January 31, 2022.

Senior unsecured notes

As discussed above, on the Effective Date, (i) the Escrow Issuers issued $650.0 million aggregate principal amount of 2026 Notes and $825.0 million aggregate principal amount of 2029 Notes, and (ii) the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes upon the merger of the Escrow Issuers into the operating partnership and Ferrellgas Finance Corp., respectively. The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,441.2 million, after deducting the initial purchasers’ discount and estimated offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units, as discussed in Note J – Preferred units, and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described above, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility, as described in Note G – Accounts and notes receivable, net.

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

Loss on extinguishment of debt

As discussed in Note A – Partnership organization and formation under “—Recent Developments—Transactions”, proceeds from the issuance of the Preferred Units, the 2026 Notes and the 2029 Notes were used to redeem (or satisfy and discharge and subsequently redeem) all of the operating partnership’s previously issued and outstanding notes, and the Class B Units were issued to holders of the Ferrellgas Partners Notes in satisfaction of their claims in respect of the Ferrellgas Partners Notes The effects of these transactions resulted in a $104.8 million loss on extinguishment of debt. A table detailing the components of the loss on extinguishment of debt is presented below:

For the year ended
July 31, 2021
Payment of redemption premium on debt extinguishment	$83,072
Fair value of Class B units in excess of carrying value	(5,101)
Make-whole payments	1,964
Unamortized deferred financing costs	24,899
Total loss on extinguishment of debt	$104,834

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2022	$1,670
2023	1,234
2024	664
2025	534
2026	650,335
Thereafter	825,019
Total	$1,479,456

Letters of credit outstanding at July 31, 2021 and 2020 totaled $107.7 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At July 31, 2021, Ferrellgas had available borrowing capacity under its Credit Facility of $219.9 million. At July 31, 2020, Ferrellgas did not have in place a credit facility providing for the issuance of letters of credit and had $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding. Additionally, at July 31, 2020, Ferrellgas also issued letters of credit of $50.0 million by utilizing liquidity available on the terminated Accounts Receivable Facility. Ferrellgas incurred commitment fees of $0.1 million, $0.5 million and $1.0 million in fiscal 2021, 2020 and 2019, respectively.

J.        Preferred units

On the Effective Date, pursuant to the Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units, having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million. The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.3 million, after deduction of the purchase price discount and certain expenses.

The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described in Note I - Debt, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility, as described in Note G – Accounts and notes receivable, net.

Redemption of the Preferred Units in the near term is not probable because of the high redemption price in the first three to five years. As described in greater detail under “Issuer Redemption Right” below, the Redemption Price for the Preferred Units is based upon the greater of the amount that would result in a 1.47x MOIC (defined below) and the amount that would result in a 12.25% internal rate of return. If the Preferred Units were redeemed at any time during the first three to four years after issuance, the 1.47x MOIC would require a large premium payment and that large premium payment would result in an internal rate of return far in excess of the minimum 12.25%. Consequently, it is unlikely that Ferrellgas would be able to achieve any savings in its cost of capital by redeeming the Preferred Units during the first three to four years after issuance.

“MOIC” means, with respect to a Preferred Unit, a multiple on invested capital equal to the quotient determined by dividing (A) the sum of (x) the aggregate amount of all distributions made in cash with respect to such Preferred Unit prior to the applicable date of determination, with certain exclusions, plus (y) each Redemption Price paid in cash in respect of such Preferred Unit, on or prior to the applicable date of determination, by (B) the Purchase Price (defined below) of such Preferred Unit.

The issuance of the Preferred Units is shown in the table below:

Preferred Units
Balance at July 31, 2020	—
Preferred units issued	700,000
Balance at July 31, 2021	700,000

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at July 31, 2021, are immaterial to the financial statements. Monte Carlo simulations of operating results and available cash flow for a Class B paydown were developed for purposes of valuation. The significant assumptions in the forecasted operating results and forecasted available cash flow for Class B paydown included forecasted adjusted EBITDA, maintenance and growth capital expenditures, and debt service charges. The significant assumptions used in the simulation included the cash flow volatility, equity volatility, forecasted available cash flow for Class B paydown, and the discount rates.

Distributions

Pursuant to the OpCo LPA Amendment, the operating partnership is required to pay to the holders of each Preferred Unit a cumulative, quarterly distribution (the "Quarterly Distribution") at the Distribution Rate (as defined below) on the Purchase Price.

"Distribution Rate" means, for the first five years after March 30, 2021, a rate per annum equal to 8.956%, with certain increases in the Distribution Rate on each of the 5th, 6th and 7th anniversaries of March 30, 2021, subject to a maximum rate of 11.125% and certain other adjustments and exceptions.

The Quarterly Distribution may be paid in cash or, at the election of the operating partnership, "in kind" through the issuance of additional Preferred Units ("PIK Units") at the quarterly Distribution Rate plus an applicable premium that escalates each year from 75 bps to 300 bps so long as the Preferred Units remain outstanding. In the event the operating partnership fails to make any Quarterly Distribution in cash, such Quarterly Distribution will automatically be paid in PIK Units.

The Distribution Rate on the Preferred Units will increase upon violation of certain protective provisions for the benefit of Preferred Unit holders notwithstanding the cap mentioned above.

As of April 30, 2021, the Quarterly Distribution accrued was $8.0 million, reflecting a prorated distribution amount for the period from the Effective Date to April 30, and the Quarterly Distribution in that amount was paid in cash to holders of Preferred Units on May 17, 2021. As of July 31, 2021, the aggregate Quarterly Distribution and Additional Amounts (as defined below) accrued was $16.0 million, and that amount was paid in cash to holders of Preferred Units on August 16, 2021.

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

Restrictions on Cash Distributions to Ferrellgas Partners and the General Partner

The operating partnership is permitted to make distributions of Available Cash (as defined in the Amended OpCo LPA) to Ferrellgas Partners only if (i) the operating partnership has made all required Quarterly Distributions (in cash or PIK Units), Tax Distributions and payments of Additional Amounts, (ii) the operating partnership has redeemed all PIK Units issued, (iii) the operating partnership’s consolidated net leverage (defined generally to mean the ratio of the operating partnership’s consolidated total net debt (including the total redemption price of all outstanding Preferred Units and PIK Units but excluding certain letters of credit and capital lease obligations) as of each Quarterly Distribution Date to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is below 7.25x through May 15, 2022 and 7.00x thereafter, net of cash, immediately before and after giving effect to such distribution, (iv) the operating partnership has at least $100 million of liquidity, consisting of unrestricted cash on hand and available capacity under the Credit Agreement or any replacement thereof, and (v) the operating partnership is in compliance with the other protective provisions in the OpCo LPA Amendment.

K.        Equity

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

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1.

Once holders of Class B Units receive distributions in the aggregate amount of $357.0 million (which was the outstanding principal amount of the Ferrellgas Partners Notes), the Class B Units will be (i) convertible into Class A Units at the option of Ferrellgas Partners, if that distribution threshold is reached prior to the fifth anniversary of the Effective Date, or (ii) converted automatically into Class A Units, if the distribution threshold is reached on or after the fifth anniversary of the Effective Date, in each case at the applicable conversion rate set forth in the following table:

Year Post-Emergence	Conversion Factor
Year 1	1.75x
Year 2	2.00x
Year 3	3.50x
Year 4	4.00x
Year 5	5.00x
Year 6	6.00x
Year 7	7.00x
Year 8	10.00x
Year 9	12.00x
Year 10	25.00x

In the first five years after the Effective Date, Ferrellgas Partners may redeem the Class B Units, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit, less any cash distributed prior to the redemption, if called in the first year after issuance. The total internal rate of return in respect of the Class B Units required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters.

During the first five years following the Effective Date, after Ferrellgas Partners has distributed $356 million in distributions to holders of the Class B Units, Ferrellgas Partners will have the option to hold cash for six months at either Ferrellgas Partners or Ferrellgas Partners Finance Corp. for the sole purpose of redeeming the Class B Units. However, if the funds held are not used to redeem the Class B Units, the funds must either be distributed to holders of the Class B Units and, if applicable, holders of the Class A Units and the general partner or returned to the operating partnership.

Ferrellgas Partners will only be able to redeem the Class B Units to the extent it receives sufficient distributions from the operating partnership, and the operating partnership is limited in its ability to make distributions by the indentures that govern the 2026 Notes and the 2029 Notes, the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units.

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

Fair Value

The fair value of Class B Units approximates the carrying value of the principal and interest of the Ferrellgas Partners Notes of $385.0 million as of March 31, 2021. During the year ended July 31, 2021, a $5.1 million gain on extinguishment was recognized in connection with the difference between the book value and fair value of the Class B Units as of July 31, 2021.

Class A Units

As of July 31, 2021 and 2020, Class A Units were beneficially owned by the following:

	July 31, 2021	July 31, 2020
Public Class A Unitholders (1)	3,480,621	3,480,621
Ferrell Companies (2)	1,126,468	1,126,468
FCI Trading Corp. (3)	9,784	9,784
Ferrell Propane, Inc. (4)	2,560	2,560
James E. Ferrell (5)	238,172	238,172
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
(5)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Together these Class A Units represent (i) a 99% limited partner economic interest in Ferrellgas Partners, excluding the economic interest attributable to the Class B Units, and (ii) an effective 98% economic interest in the operating partnership, excluding the economic interests attributable to the Class B Units and the Preferred Units. In liquidation, allocations and distributions will be made in accordance with each Class A Unitholder’s positive capital account.

The Class A Units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners, which give the holders thereof the right to participate in distributions made by Ferrellgas Partners, subject to the rights of holders of Class B Units, and to exercise the other rights or privileges available to such holders under the Amended Ferrellgas Partners LPA. Under the terms of the Amended Ferrellgas Partners LPA, holders of Class A Units have limited voting rights on matters affecting the business of Ferrellgas Partners. Generally, persons or groups owning 20% or more of Ferrellgas Partners’ outstanding Class A Units cannot vote any of their Class A Units in excess of the 20% threshold. However, this limitation does not apply under certain circumstances and does not apply to Class A Units owned by Ferrell Companies, our general partner and its affiliates, and this limitation expires on the later of (a) five years after the Effective Date and (b) the conversion of the Class B Units to Class A Units.

The Amended Ferrellgas Partners LPA allows the general partner to issue an unlimited number of additional general and limited partner interests of Ferrellgas Partners for such consideration and on such terms and conditions as shall be established by the general partner without the approval of any Class A Unitholders.

Partnership distributions

Ferrellgas Partners did not declare or pay a cash distribution during the years ended July 31, 2021 and 2020.

Accumulated other comprehensive income (loss)(“AOCI”)

See Note N – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2021 and 2020.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During fiscal 2021, the general partner made non-cash contributions of $65.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2020, the general partner made non-cash contributions of $57.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

L.Revenue from contracts with customers

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

	For the year ended July 31,
	2021	2020	2019
Retail - Sales to End Users	$1,123,956	$964,087	$1,128,991
Wholesale - Sales to Resellers	516,599	430,435	419,349
Other Gas Sales	28,297	21,269	60,518
Other	85,458	82,035	75,534
Propane and related equipment revenues	$1,754,310	$1,497,826	$1,684,392

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	July 31, 2021	July 31, 2020
Accounts receivable	$138,757	$108,483
Contract assets	$10,074	$7,079
Contract liabilities
Deferred revenue (1)	$49,354	$42,911

(1)	Of the beginning balance of deferred revenue, $42.9 million was recognized as revenue during the year ended July 31, 2021.

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

M.        Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2021 and 2020

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$94,244	$—	$94,244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,458)	$—	$(4,458)

July 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,112	$—	$3,112
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,425)	$—	$(5,425)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2021 and July 31, 2020, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,466.4 million and $2,177.1 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

N.        Derivative instruments and hedging activities

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

Derivative instruments and hedging activity

During the year ended July 31, 2021 and 2020, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2021 and 2020:

	Final	July 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Price risk management asset	$78,001	Other current liabilities	$3,429
Commodity derivatives-propane		Other assets, net	16,243	Other liabilities	1,029
		Total	$94,244	Total	$4,458

	Final	July 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Price risk management asset	$2,846	Other current liabilities	$5,029
Commodity derivatives-propane		Other assets, net	266	Other liabilities	396
		Total	$3,112	Total	$5,425

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2021 and July 31, 2020, respectively:

	July 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,068	Other current liabilities	$79,178
	Other assets, net	3,036	Other liabilities	15,489
		$24,104		$94,667

	July 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,398	Other current liabilities	$510
	Other assets, net	1,433	Other liabilities	—
		$15,831		$510

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income (loss) for the years ended July 31, 2021, 2020 and 2019 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2021
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$136,351	Cost of product sold- propane and other gas liquids sales	$44,252	$—
	$136,351		$44,252	$—

	For the year ended July 31, 2020
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(22,872)	Cost of product sold- propane and other gas liquids sales	$(35,315)	$—
	$(22,872)		$(35,315)	$—

	For the year ended July 31, 2019
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(48,184)	Cost of sales-propane and other gas liquids sales	$(12,868)	$—
	$(48,184)		$(12,868)	$—

The changes in derivatives included in AOCI for the years ended July 31, 2021, 2020 and 2019 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2021	2020	2019
Beginning balance	$(2,313)	$(14,756)	$20,560
Change in value of risk management commodity derivatives	136,351	(22,872)	(48,184)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(45,172)	35,315	12,868
Ending balance	$88,866	$(2,313)	$(14,756)

Ferrellgas expects to reclassify net earnings of approximately $74.6 million to earnings during the next 12 months. These net earnings are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2021, 2020 and 2019, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2021, Ferrellgas had financial derivative contracts covering 7.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2021, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2021.

O.        Transactions with related parties

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

	For the year ended July 31,
	2021	2020	2019
Operating expense	$260,831	$260,427	$256,190

General and administrative expense	$34,899	$29,859	$25,368

See additional discussions about transactions with the general partner and related parties in Note K – Equity.

Term loan credit agreement with Ferrellgas Partners, L.P.

On January 8, 2021, Ferrellgas Partners, L.P. entered into a term loan credit agreement with Ferrellgas, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan, and the outstanding principal and accrued interest at July 31, 2021 was $13.1 million.

P.        Contingencies and commitments

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been coordinated for pretrial purposes by the multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court of appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Thereafter, in August 2019, Ferrellgas reached a settlement with the direct customers, pursuant to which it agreed to pay a total of $6.25 million to resolve all claims asserted by the putative direct purchaser class.  With respect to the indirect customers, the district court exercised supplemental jurisdiction over the remaining state law claims, but then granted in part Ferrellgas’ pleadings-based motion and dismissed 11 of the 24 remaining state law claims.  As a result, there were 13 remaining state law claims brought by a putative class of indirect customers. See Note T – Subsequent events for additional discussion. Ferrellgas believes it has strong defenses and intends to vigorously defend itself against remaining claims.  Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas and Bridger Logistics, LLC (“Bridger”), have been named, along with two former officers (“Rios and Gamboa”), in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger. The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached both an implicit contract as well as fiduciary duties allegedly owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. If Eddystone ultimately prevails, however, Ferrellgas believes that the amount of damages awarded could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim.

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

Virtually all discovery has been completed and the lawsuit is proceeding toward the summary judgment stage. As such, management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note I – Debt – for a description of these debt obligations and a schedule of future maturities.

Q.        Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust (the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation charges were $3.2 million, $2.9 million and $5.7 million during fiscal 2021, 2020 and 2019, respectively. Ferrellgas is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2021, 2020 and 2019 were $4.0 million, $4.8 million and $4.6 million, respectively.

The general partner terminated its defined benefit plan on December 15, 2018 and distributed account balances to participants in the form of lump sum payments or annuity contracts in September, 2019. The defined benefit plan trust account was closed and all remaining funds were rolled into the Ferrell Companies, Inc. Employee Stock Ownership Trust as a plan contribution in December 2019. Prior to termination, this plan provided participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the prior terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s prior funding policy for this plan was to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2021, 2020 and 2019, other comprehensive income and other liabilities were adjusted by zero, ($0.1) million and ($0.1) million, respectively.

R.       Net loss per Unitholders’ interest

Below is a calculation of the basic and diluted net loss per Class A Unitholders’ interest in the consolidated statements of operations for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net loss per Class A Unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. Due to the seasonality of Ferrellgas’ business, the dilutive effect of the two-class method typically impacts only the three months ended January 31.

There was not a dilutive effect resulting from this guidance on basic and diluted net earnings per Class A Unitholders’ interest for fiscal 2021, 2020 and 2019.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the year ended July 31,
	2021	2020	2019

Class A Unitholders’ interest in net loss	$(91,751)	$(81,674)	$(63,605)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6
Basic and diluted net loss per Class A Unit	$(18.89)	$(16.81)	$(13.09)

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

In addition, Ferrellgas has the option to redeem all, but not less than all, of the Class B Units outstanding at any time on or prior to the fifth anniversary of the Effective Date for cash. This call option does not impact the dilutive effect of net loss per Class A Unit due to the cash-only redemption provision, which is assumed, and therefore there would be no dilutive effect.

S.       Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments, with the exception of those items indicated below), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution business, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales, Net earnings (loss) attributable to Ferrellgas Partners and Class A Unitholders’ interest in net earnings (loss) are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of basic and diluted net earnings (loss) per Class A Unit by quarter may not equal the basic and diluted net earnings (loss) per Class A Unit for the year due to variations in the weighted average units outstanding used in computing such amounts.

For the year ended July 31, 2021	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$300,894	$553,560	$564,730	$335,126
Gross margin from propane and other gas liquids sales (a)	143,422	257,657	243,650	142,187
Net earnings (loss) (b)	(46,453)	63,991	(67,435)	(19,216)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(46,062)	63,267	(66,794)	(18,822)
Class A Unitholders’ interest in net earnings (loss)	(45,601)	62,634	(74,057)	(34,727)

Basic and diluted net earnings (loss) per Class A Unit	$(9.39)	$12.89	$(15.25)	$(7.15)

For the year ended July 31, 2020	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$293,214	$510,833	$412,130	$281,649
Gross margin from propane and other gas liquids sales (a)	139,357	247,404	215,480	140,497
Net earnings (loss) (c)	(45,717)	48,791	(15,471)	(70,605)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(45,344)	48,207	(15,393)	(69,969)
Class A Unitholders’ interest in net earnings (loss)	(44,891)	47,725	(15,239)	(69,269)

Basic and diluted net earnings (loss) per Class A Unit	$(9.24)	$9.82	$(3.14)	$(14.26)

For the year ended July 31, 2019	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$352,309	$573,377	$479,625	$279,081
Gross margin from propane and other gas liquids sales (a)	130,830	238,581	209,167	127,764
Net earnings (loss)	(57,508)	43,875	20,760	(71,672)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(57,015)	43,344	20,461	(71,037)
Class A Unitholders’ interest in net earnings (loss)	(56,445)	42,911	20,256	(70,327)

Basic and diluted net earnings (loss) per Class A Unit	$(11.62)	$8.83	$4.17	$(14.48)
(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”
(b)	Includes loss on extinguishment of debt of $109.9 million in the third quarter of fiscal 2021, and gain on extinguishment of debt of $5.1 million in the fourth quarter of fiscal 2021, respectively.
(c)	Includes loss on extinguishment of debt of $37.4 million in the third quarter of fiscal 2020.

T.       Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements except that (i) on September 14, 2021, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $49.9 million, and (ii) on October 8, 2021, Ferrellgas Partners paid a cash distribution to holders of the Class B Units in the amount $38.46 per Class B Unit or approximately $49.9 million in the aggregate.

Additionally, regarding the putative class action lawsuit discussed in Note P – Contingencies and commitments, on September 23, 2021 the court held an oral argument on the indirect purchaser plaintiffs’ motion for class certification. Thereafter, the court denied the indirect purchaser plaintiffs’ motion for class certification, and a final order on the motion is being prepared. At this point the only remaining claims are the 13 named plaintiffs’ individual state claims, which has the effect of substantially reducing the Ferrellgas potential liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Partners Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2021 and 2020, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Kansas City, Missouri

October 15, 2021

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31, 2021	July 31, 2020
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	—	1,850
Total assets	$1,000	$2,850

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	39,486	38,846
Accumulated deficit	(39,486)	(36,996)
Total stockholder’s equity	$1,000	$2,850

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2021	2020	2019
General and administrative expense	$2,490	$5,827	$3,999

Net loss	$(2,490)	$(5,827)	$(3,999)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2018	1,000	$1,000	$29,020	$(27,170)	$2,850
Capital contribution	—	—	4,007	—	4,007
Net loss	—	—	—	(3,999)	(3,999)
July 31, 2019	1,000	1,000	33,027	(31,169)	2,858
Capital contribution	—	—	5,819	—	5,819
Net loss	—	—	—	(5,827)	(5,827)
July 31, 2020	1,000	1,000	38,846	(36,996)	2,850
Capital contribution	—	—	640	—	640
Net loss	—	—	—	(2,490)	(2,490)
July 31, 2021	1,000	$1,000	$39,486	$(39,486)	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(2,490)	$(5,827)	$(3,999)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,850	8	(8)
Cash used in operating activities	(640)	(5,819)	(4,007)

Cash flows from financing activities:
Capital contribution	640	5,819	4,007
Cash provided by financing activities	640	5,819	4,007

Net change in cash	—	—	—
Cash - beginning of period	1,000	1,000	1,000
Cash - end of period	$1,000	$1,000	$1,000

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

B.     Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020, which Ferrellgas Partners failed to repay, and which obligation was only reported on Ferrellgas Partners’ consolidated balance sheet. On the Effective Date, by operation of the Plan, all outstanding indebtedness under the Ferrellgas Partners Notes was discharged and cancelled. As of July 31, 2021, Ferrellgas Partners had no debt securities outstanding, and the Finance Corp. therefore was not liable as co-issuer for any such debt securities.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $8,032 associated with the net operating loss carryforward of $38,248 generated during and prior to fiscal 2021, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2021, 2020 or 2019, and there is no net deferred tax asset as of July 31, 2021 and 2020. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The CARES Act temporarily suspends this 80% taxable income limitation, allowing a net operating loss carryforward to fully offset taxable income in tax years beginning before January 1, 2021. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), partners’ deficit, and cash flows for each of the three years in the period ended July 31, 2021, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment

As described in Note B to the consolidated financial statements, the Partnership tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. The Partnership determined that there were two reporting units for goodwill impairment assessment purposes as of July 31, 2021, and one of these reporting units contained goodwill that was subject to a quantitative impairment assessment. To perform this quantitative assessment, the Partnership determined the fair value of the reporting unit using a combination of the discounted cash flow method, the guideline public company method, and the guideline transaction method. These techniques required the use of estimates and assumptions related to discount rates and growth rates, forecasted operating results, and expected capital expenditures. We identified the goodwill impairment assessment for this reporting unit to be a critical audit matter.

The principal considerations for our determination that goodwill impairment assessment is a critical audit matter was the degree of complexity and subjectivity inherent in the Partnership’s assumptions used for the determination of the fair value of the reporting unit.

Our audit procedures related to the goodwill impairment assessment included the following, among others:

●	We tested the reasonableness of management’s process for determining the fair value of the reporting units. The significant assumptions in management’s forecast were the forecasted revenue growth rate, forecasted adjusted EBITDA margins, and forecasted capital expenditures. We tested the significant assumptions for the forecasted operating results used in the valuation technique by comparing the forecasted operating results to historical operating results, industry and economic data, and relevant peer companies.
●	We utilized valuation professionals with specialized skills and knowledge to assist in evaluating:
o	The valuation methodologies used and whether they were acceptable for the underlying operations and being applied correctly by performing an independent calculation.
o	The appropriateness of the discount rate by recalculating the weighted average cost of capital.
o	The appropriateness of the terminal growth rate.
●	We evaluated whether the aforementioned assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.

Kansas City, Missouri

October 15, 2021

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $11,500 and $95,759 of restricted cash at July 31, 2021 and July 31, 2020, respectively)	$281,688	$333,755
Accounts and notes receivable, net (including $103,703 of accounts receivable pledged as collateral at July 31, 2020)	131,574	101,438
Inventories	88,379	72,664
Price risk management asset	78,001	2,846
Prepaid expenses and other current assets	39,073	33,051
Total current assets	618,715	543,754

Property, plant and equipment, net	582,118	591,042
Goodwill, net	246,946	247,195
Intangible assets (net of accumulated amortization of $432,032 and $423,290 at July 31, 2021 and July 31, 2020, respectively)	100,743	104,049
Operating lease right-of-use assets	87,611	107,349
Loan receivable - Ferrellgas Partners, L.P.	17,001	—
Other assets, net	93,228	74,748
Total assets	$1,746,362	$1,668,137

LIABILITIES, MEZZANINE AND EQUITY

Current liabilities:
Accounts payable	$47,913	$33,944
Current portion of long-term debt	1,670	502,095
Current operating lease liabilities	25,363	29,345
Other current liabilities	245,782	148,136
Total current liabilities	320,728	713,520

Long-term debt	1,444,890	1,646,396
Operating lease liabilities	74,349	89,022
Other liabilities	61,189	51,190
Contingencies and commitments (Note O)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2021)	651,349	—

Equity:
Limited partners	(887,043)	(821,462)
General partner	(8,886)	(8,216)
Accumulated other comprehensive income (loss)	89,786	(2,313)
Total equity	(806,143)	(831,991)
Total liabilities, mezzanine and equity	$1,746,362	$1,668,137

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2021	2020	2019

Revenues:
Propane and other gas liquids sales	$1,668,852	$1,415,791	$1,608,858
Other	85,458	82,035	75,534
Total revenues	1,754,310	1,497,826	1,684,392

Costs and expenses:
Cost of sales - propane and other gas liquids sales	881,936	673,053	902,516
Cost of sales - other	12,728	13,003	11,406
Operating expense - personnel, vehicle, plant and other	465,816	493,055	468,868
Operating expense - equipment lease expense	27,062	33,017	33,073
Depreciation and amortization expense	85,382	80,481	78,846
General and administrative expense	59,676	45,636	59,980
Non-cash employee stock ownership plan compensation charge	3,215	2,871	5,693
Loss on asset sales and disposals	1,831	7,924	10,968

Operating income	216,664	148,786	113,042

Interest expense	(159,845)	(159,889)	(142,635)
Loss on extinguishment of debt	(107,971)	(37,399)	—
Other income (expense), net	6,437	(460)	369

Loss before income taxes	(44,715)	(48,962)	(29,224)

Income tax expense	727	802	293

Net loss	$(45,442)	$(49,764)	$(29,517)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended July 31,
	2021	2020	2019

Net loss	$(45,442)	$(49,764)	$(29,517)
Other comprehensive income (loss):
Change in value of risk management derivatives	136,351	(22,872)	(48,184)
Reclassification of (gains) losses on derivatives to earnings, net	(44,252)	35,315	12,868
Pension liability adjustment	—	(109)	(64)
Other comprehensive income (loss)	92,099	12,334	(35,380)
Comprehensive income (loss)	$46,657	$(37,430)	$(64,897)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	equity
Balance at July 31, 2018	$(693,896)	$(6,915)	$20,733	$(680,078)
Contributions in connection with non-cash ESOP compensation charges	5,635	58	—	5,693
Distributions	(40,706)	(415)	—	(41,121)
Net loss	(29,219)	(298)	—	(29,517)
Other comprehensive loss	—	—	(35,380)	(35,380)
Balance at July 31, 2019	(758,186)	(7,570)	(14,647)	(780,403)
Contributions in connection with non-cash ESOP compensation charges	2,842	29	—	2,871
Cumulative adjustment for lease accounting standard	(1,361)	(14)	—	(1,375)
Distributions	(15,496)	(158)	—	(15,654)
Net loss	(49,261)	(503)	—	(49,764)
Other comprehensive income	—	—	12,334	12,334
Balance at July 31, 2020	(821,462)	(8,216)	(2,313)	(831,991)
Contributions in connection with non-cash ESOP compensation charges	3,183	32	—	3,215
Net earnings allocated to preferred units	(24,024)	—	—	(24,024)
Net loss	(44,740)	(702)	—	(45,442)
Other comprehensive income	—	—	92,099	92,099
Balance at July 31, 2021	$(887,043)	$(8,886)	$89,786	$(806,143)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(45,442)	$(49,764)	$(29,517)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	85,382	80,481	78,846
Non-cash employee stock ownership plan compensation charge	3,215	2,871	5,693
Loss on asset sales and disposals	1,831	7,924	10,968
Loss on extinguishment of debt	107,971	37,399	—
Provision for expected credit losses	2,323	18,604	1,525
Deferred income tax expense	2	554	143
Other	8,680	11,301	8,505
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(32,459)	(121)	19,433
Inventories	(15,715)	7,790	3,211
Prepaid expenses and other current assets	(6,022)	7,375	(26,458)
Accounts payable	13,789	1,223	(13,338)
Accrued interest expense	(5,416)	17,961	(1,738)
Other current liabilities	83,796	(3,430)	(12,076)
Other assets and liabilities	15,093	5,679	765
Net cash provided by operating activities	217,028	145,847	45,962

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,567)	(10,195)	(13,551)
Capital expenditures	(59,442)	(70,455)	(108,822)
Proceeds from sale of assets	5,295	4,472	5,699
Cash payments to construct assets in connection with future lease transactions	(1,715)	(37,042)	(9,934)
Cash receipts in connection with leased vehicles	1,476	41,924	862
Loan to Ferrellgas Partners, L.P.	(14,810)	—	—
Other	—	—	1,419
Net cash used in investing activities	(75,763)	(71,296)	(124,327)

Cash flows from financing activities:
Distributions	—	(15,654)	(41,121)
Preferred unit distributions	(8,011)	—	—
Proceeds from sale of preferred units, net of issue discount and offering costs	651,349	—	—
Proceeds from issuance of long-term debt	1,475,000	703,750	—
Payments on long-term debt	(2,120)	(1,994)	(2,428)
Payment for settlement and early extinguishment of liabilities	(2,175,000)	(283,863)	—
Payment of redemption premium on debt extinguishment	(83,072)	(17,516)	—
Net additions to (reductions in) short-term borrowings	—	(43,000)	10,200
Cash payments for principal portion of finance lease liability	(7,188)	(2,116)	—
Net additions to (reductions in) collateralized short-term borrowings	—	(62,000)	4,000
Cash paid for financing costs	(44,290)	(29,449)	(548)
Net cash provided by (used in) financing activities	(193,332)	248,158	(29,897)

Net change in cash and cash equivalents	(52,067)	322,709	(108,262)
Cash and cash equivalents - beginning of period	333,755	11,046	119,308
Cash, cash equivalents and restricted cash - end of period	$281,688	$333,755	$11,046

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise designated)

A.     Partnership organization and formation

Ferrellgas, L.P. (the “operating partnership”) is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a holding entity that conducts no operations and was formed to acquire and hold a limited partner interest in the operating partnership. Ferrellgas Partners and the holders of the Preferred Units (as defined below) are the only limited partners of the operating partnership. Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units, owns an approximate 1% general partner economic interest in each and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. The operating partnership and Ferrellgas Partners, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. These agreements contain specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

The operating partnership owns a 100% equity interest in Ferrellgas Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of debt securities issued by the operating partnership.

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

On March 30, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Confirmation Order was deemed binding upon Ferrellgas Partners, Ferrellgas Partners Finance Corp. and all other parties affected by the Plan. In satisfying the conditions of the Plan, on the Effective Date, certain restructuring transactions by Ferrellgas Partners and certain financing transactions by the operating partnership were completed, as further described under “Transactions” that follows.

Transactions

Satisfaction of Ferrellgas Partners Notes; Issuance of Class B Units to Holders of Ferrellgas Partners Notes

On the Effective Date, by operation of the Plan, all outstanding indebtedness (including accrued interest) of Ferrellgas Partners and Ferrellgas Partners Finance Corp. under their $357.0 million aggregate principal amount of 8.625% senior unsecured notes due June 2020 (the “Ferrellgas Partners Notes”), as described further in Note I –Debt, were discharged and cancelled.

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

The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.3 million, after deducting the purchase price discount and certain expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes (as defined and described below) and cash on hand, (i) to redeem (or satisfy and discharge and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. See Note J – Preferred units for additional discussion.

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

The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,441.2 million, after deducting the initial purchasers’ discount and offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the operating partnership’s previously issued and outstanding senior notes, as described below, and (ii) to repay all outstanding obligations under the operating partnership’s then-existing accounts receivable securitization facility in connection with the termination of that facility, as described below. See Note I – Debt for additional discussion.

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

The aggregate redemption price for the 2021 Notes, the 2022 Notes, the 2023 Notes and the 2025 Notes was approximately $2,320.9 million, consisting of principal, redemption premium (in the case of the 2023 Notes and the 2025 Notes) and accrued and unpaid interest to the applicable redemption date. See Note I – Debt for additional discussion.

Credit Agreement

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a credit agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $225.0 million for the issuance of letters of credit for a period of 60 days after March 30, 2021, reducing to $200.0 million thereafter. See Note I – Debt for additional discussion.

Termination of Accounts Receivable Securitization Facility

On the Effective Date, the operating partnership and its receivables subsidiary repaid all of the outstanding obligations and fees under the then-existing accounts receivable securitization facility and terminated that facility. See Note G – Accounts and notes receivable, net for additional discussion.

Amended Partnership Agreement

On the Effective Date, the general partner executed (i) the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”), which amended and restated in its entirety the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas L.P., and (ii) a First Amendment to the Amended OpCo LPA (the “OpCo LPA Amendment”), which sets forth the preferences, rights, privileges and other terms of the Preferred Units.

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

(2)   Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all intercompany accounts and transactions. Ferrellgas, L.P. consolidates the following wholly-owned entities: Bridger Logistics, LLC, Sable Environmental, LLC, Sable SWD 2, LLC, Blue Rhino Global Sourcing, Inc., Blue Rhino Canada, Inc., Ferrellgas Real Estate, Inc., Ferrellgas Finance Corp, and Ferrellgas Receivables, LLC, a special purpose entity that had agreements with Ferrellgas, L.P. related to the terminated accounts receivable securitization facility.

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

(4)   Accounts receivable: Accounts receivable are reported on the consolidated balance sheets at the gross outstanding amount adjusted for an allowance for expected credit losses. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. Provisions for uncollectible accounts are established based upon our collection experience and the assessment of the collectability of specific amounts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

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

(7)   Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Ferrellgas, L.P. tests goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas, L.P. has determined that it has two reporting units for goodwill impairment testing purposes. As of July 31, 2021, one of these reporting units contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas, L.P. completed its most recent annual goodwill impairment test on January 31, 2021 and did not incur an impairment loss.

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

(14) General and administrative expense: “General and administrative expense” primarily includes personnel and incentive expense related to executives and employees, as well as other overhead expenses related to centralized corporate functions.

(15) Stock-based plans:

Ferrell Companies, Inc. Incentive Compensation Plans (“ICPs”)

The ICPs are not Ferrellgas, L.P. stock-compensation plans; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2021, 2020 and 2019, the portion of the total non-cash compensation charge relating to the ICPs was zero. During fiscal 2021 there were no plan-based awards granted under the ICP and all outstanding stock appreciation rights (“SARs”) are currently valued at zero.

Ferrell Companies is authorized to issue up to 462,500 SARs that are based on shares of Ferrell Companies common stock. The SARs were established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The SARs awards vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2021	2020	2019
Current expense	$725	$248	$150
Deferred expense	2	554	143
Income tax expense	$727	$802	$293

Deferred taxes consisted of the following:

	July 31,
	2021	2020
Deferred tax assets (included in Other assets, net)	$5	$4
Deferred tax liabilities (included in Other liabilities)	(3)	(3)
Net deferred tax asset	$2	$1

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

The following table provides the operating and financing ROU assets and lease liabilities as of July 31, 2021 and 2020:

Leases	Classification	July 31, 2021	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$87,611	$107,349
Financing lease assets	Other assets, net	34,858	41,426
Total leased assets		$122,469	$148,775

Liabilities
Current
Operating	Current operating lease liabilities	$25,363	$29,345
Financing	Other current liabilities	7,479	6,955
Noncurrent
Operating	Operating lease liabilities	74,349	89,022
Financing	Other liabilities	28,029	33,473
Total leased liabilities		$135,220	$158,795

The following table provides the lease expenses for the twelve months ended July 31, 2021 and 2020:

		For the year ended July 31,
Leases expense	Classification	2021	2020

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$7,695	$7,450
	Operating expense - equipment lease expense	26,127	30,994
	Cost of sales - propane and other gas liquids sales	1,911	1,553
	General and administrative expense	437	1,490
Total operating lease expense		36,170	41,487

Short-term expense	Operating expense - personnel, vehicle, plant and other	8,151	7,188
	General and administrative expense	576	502
Total short-term expense		8,727	7,690

Variable lease expense	Operating expense - personnel, vehicle, plant and other	2,328	2,883
	Operating expense - equipment lease expense	1,547	1,642
Total variable lease expense		3,875	4,525

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	8,878	2,613
Interest on lease liabilities	Interest expense	3,755	1,060
Total finance lease expense		12,633	3,673

Total lease expense (a)		$61,405	$57,375

(a)	As of July 31, 2021 and 2020 Ferrellgas, L.P. has also recognized $0.4 million and $0.5 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various Midstream dispositions and other significant transactions, and for which Ferrellgas, L.P. does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of July 31, 2021 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2021	$29,181	$10,376	$39,557
2022	37,049	8,252	45,301
2023	19,953	7,608	27,561
2024	13,839	7,621	21,460
2025	5,314	6,767	12,081
Thereafter	16,672	4,925	21,597
Total lease payments	$122,008	$45,549	$167,557
Less: Imputed interest	22,296	10,041	32,337
Present value of lease liabilities	$99,712	$35,508	$135,220

The following table represents the weighted-average remaining lease term and discount rate as of July 31, 2021:

	As of July 31, 2021
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.8	8.2%
Finance leases	5.2	8.7%

Cash flow information is presented below:

	For the year ended July 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$34,895	$41,636

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$3,396	$1,060
Financing cash flows	$7,188	$2,116

Rental expense under these leases totaled $53.8 million for fiscal 2019.

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

Propane operations and related equipment sales

During fiscal 2021, Ferrellgas acquired propane distribution assets, primarily of an independent distributor, with an aggregate value of $7.9 million in the following transaction:

●	Proflame, Inc., based in New York, acquired in July 2021;

During fiscal 2020, Ferrellgas acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $11.2 million in the following transactions:

●	Golden State Propane, Inc., based in California, acquired in August 2019;
●	C.F. Van Duzer Gas Services, Inc., based in New York, acquired in October 2019;
●	Lee Propane of Pennington Gap, Inc., based in Virginia, acquired in June 2020.

During fiscal 2019, Ferrellgas, L.P. acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $15.2 million in the following transactions:

●	Salathe Gas Co., based in Louisiana, acquired September 2018;
●	North Star Exchange, Inc., based in Indiana, acquired October 2018;
●	Wylie LP Gas Inc., based in Texas, acquired October 2018;
●	Co-op Butane Inc., based in Louisiana, acquired in December 2018;
●	American Propane, based in Oklahoma, acquired January 2019;
●	Reliable Propane, Inc., based in Missouri, acquired in February 2019;
●	AAA Propane, Inc., based in Colorado, acquired in June 2019.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2021	2020	2019
Cash payments, net of cash acquired	$6,567	$10,195	$13,551
Issuance of liabilities and other costs and considerations	1,344	975	1,650
Aggregate fair value of transactions	$7,911	$11,170	$15,201

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2021	2020	2019
Working capital	$—	$—	$31
Customer tanks, buildings, land and other	2,607	6,598	11,560
Goodwill	—	—	1,410
Customer lists	4,973	738	1,272
Non-compete agreements	331	3,834	928
Aggregate fair value of net assets acquired	$7,911	$11,170	$15,201

The estimated fair values and useful lives of assets acquired during fiscal 2021 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2020 and 2019 are based on internal valuations and included only minor adjustments during the 12-month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas, L.P. did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

“Loss on asset sales and disposals” consists of:

	For the year ended July 31,
	2021	2020	2019
Loss on sale of:
Midstream trucking, water disposal & terminal assets	$—	$—	$2,679
Other	1,831	7,924	8,289
Loss on asset sales and disposals	$1,831	$7,924	$10,968

E.     Quarterly distribution of available cash

The operating partnership is required by its partnership agreement to make quarterly cash distributions of all of its “available cash.” Available cash is defined in its partnership agreement as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves may be established in order to provide for the proper conduct of the operating partnership’s business, to comply with contractual obligations and restrictions, including the restrictions on distributions in the indentures governing the 2026 Notes and 2029 Notes, the Credit Agreement and the OpCo LPA Amendment, and to provide funds for distributions with respect to any one or more of the next four fiscal quarters. To the extent the operating partnership has available cash for a particular fiscal quarter, distributions of such cash are required to be made within 45 days after the end of such fiscal quarter, subject to the terms of the OpCo LPA Amendment.

While any Preferred Units remain outstanding, after giving effect to required payments and distributions in respect of the Preferred Units, distributions by the operating partnership of its available cash will be made solely to Ferrellgas Partners. If and when there are no longer any Preferred Units outstanding, distributions by the operating partnership of its available cash will be made approximately 99% to Ferrellgas Partners and approximately 1% to the general partner.

F.      Supplemental financial statement information

Inventories consist of the following:

	July 31, 2021	July 31, 2020
Propane gas and related products	$75,848	$58,733
Appliances, parts and supplies, and other	12,531	13,931
Inventories	$88,379	$72,664

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2021, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 6.3 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2021	July 31, 2020
Land	Indefinite	$40,346	$39,585
Land improvements	2-20	15,128	14,998
Buildings and improvements	20	88,620	88,349
Vehicles, including transport trailers	8-20	110,517	105,184
Bulk equipment and district facilities	5-30	110,983	111,019
Tanks, cylinders and customer equipment	2-30	786,912	784,466
Computer and office equipment	2-5	107,272	112,582
Construction in progress	n/a	8,478	6,889
		1,268,256	1,263,072
Less: accumulated depreciation		686,138	672,030
Property, plant and equipment, net		$582,118	$591,042

Depreciation expense totaled $64.1 million, $64.5 million and $60.7 million for fiscal 2021, 2020 and 2019, respectively.

Prepaid expenses and other current assets consist of the following:

	July 31, 2021	July 31, 2020
Broker margin deposit assets	$21,068	$14,398
Other	18,005	18,653
Prepaid expenses and other current assets	$39,073	$33,051

Other assets, net consist of the following:

	July 31, 2021	July 31, 2020
Notes receivable, less current portion and allowance	$19,765	$5,330
Finance lease right-of-use assets	34,858	41,426
Other	38,605	27,992
Other assets, net	$93,228	$74,748

Other current liabilities consist of the following:

	July 31, 2021	July 31, 2020
Accrued interest	$29,095	$34,511
Customer deposits and advances	35,734	32,257
Accrued payroll	11,104	18,375
Accrued insurance	28,143	14,796
Broker margin deposit liability	79,178	510
Accrued senior preferred units distributions	16,013	—
Other	46,515	47,687
Other current liabilities	$245,782	$148,136

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2021	2020	2019
Operating expense - personnel, vehicle, plant and other	$217,292	$219,598	$215,780
Depreciation and amortization expense	13,691	9,857	6,375
Operating expense - equipment lease expense	22,609	32,518	30,759
	$253,592	$261,973	$252,914

Cash and cash equivalents consist of the following:

	July 31, 2021	July 31, 2020
Cash and cash equivalents	$270,188	$237,996
Restricted cash (1)	11,500	95,759
Cash, cash equivalents and restricted cash	$281,688	$333,755

(1)	As of July 31, 2021, restricted cash includes an $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility. As of July 31, 2020, the $95.8 million of restricted cash includes $78.2 million of pledged cash collateral for letters of credit outstanding, an $11.5 million cash deposit made with the administrative agent under the terminated senior secured credit facility and $6.1 million of additional pledged collateral. For additional discussion see Note I – Debt.

For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.

Ferrellgas maintains its cash and cash equivalents in various bank accounts that, at times, may exceed federally insured limits. Ferrellgas’ cash and cash equivalent accounts have been placed with high credit quality financial institutions.

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2021	2020	2019
Cash paid for:
Interest	$156,449	$132,006	$136,106
Income taxes	$693	$241	$111
Non-cash investing and financing activities:
Liability incurred in connection with Financing Agreement amendment	$—	$8,863	$—
Liabilities incurred in connection with acquisitions	$1,344	$975	$1,650
Change in accruals for property, plant and equipment additions	$(386)	$216	$1,132
Lease liabilities arising from operating right-of-use assets	$8,374	$14,938	$—
Lease liabilities arising from finance right-of-use assets	$2,310	$45,455	$—
Accrued senior preferred units distributions	$16,013	$—	$—

G.     Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	July 31, 2021	July 31, 2020
Accounts receivable (a)	$135,182	$102,914
Note receivable	13,648	12,648
Less: Allowance for expected credit losses	(17,256)	(14,124)
Accounts and notes receivable, net	$131,574	$101,438
(a)	At July 31, 2020, $103.7 million was pledged as collateral under the terminated accounts receivable securitization facility, discussed below

On March 30, 2021, Ferrellgas terminated the agreement governing the accounts receivable securitization facility, initially dated as of January 19, 2012 and as subsequently amended from time to time (the “Accounts Receivables Facility”). In connection with the termination of the Accounts Receivables Facility, Ferrellgas repaid all of the outstanding obligations and fees thereunder.

H.      Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2021			July 31, 2020
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$246,946	$—	$246,946	$247,195	$—	$247,195

Intangible assets, net
Amortized intangible assets
Customer related	$451,922	$(405,490)	$46,432	$446,486	$(397,843)	$48,643
Non-compete agreements	26,319	(23,029)	3,290	26,319	(21,934)	4,385
Other	3,513	(3,513)	—	3,513	(3,513)	—
	481,754	(432,032)	49,722	476,318	(423,290)	53,028

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	51,021	—	51,021
Total intangible assets, net	$532,775	$(432,032)	$100,743	$527,339	$(423,290)	$104,049

Changes in the carrying amount of goodwill are as follows:

Propane operations and
related equipment sales
Balance July 31, 2019	$247,195
Acquisitions	—
Other	—
Balance July 31, 2020	247,195
Acquisitions	—
Other	(249)
Balance July 31, 2021	$246,946

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

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2021	$8,742
2020	9,079
2019	14,581

Estimated amortization expense:

For the year ended July 31,
2022	$7,687
2023	7,360
2024	7,084
2025	5,083
2026	4,523

I.      Debt

Long-term debt

Long-term debt consists of the following:

	July 31, 2021	July 31, 2020
Unsecured senior notes
Fixed rate, 6.50%, due 2021 (1)	$—	$500,000
Fixed rate, 6.75%, due 2023 (2)	—	500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $937 at July 31, 2020 (3)	—	475,937
Fixed rate, 5.375%, due 2026 (4)	650,000	—
Fixed rate, 5.875%, due 2029 (4)	825,000	—

Secured senior notes
Fixed rate, 10.00%, due 2025, net of unamortized premium of $3,573 at July 31, 2020 (5)	—	703,573

Notes payable
8.8% and 9.4% weighted average interest rate at July 31, 2021 and July 31, 2020, respectively, due 2021 to 2029, net of unamortized discount of $573 and $537 at July 31, 2021 and July 31, 2020, respectively	3,882	4,564
Total debt, excluding unamortized debt issuance and other costs	1,478,882	2,184,074
Unamortized debt issuance and other costs	(32,322)	(35,583)
Less: current portion of long-term debt	1,670	502,095
Long-term debt	$1,444,890	$1,646,396

(1)	During November 2010, the operating partnership issued $500.0 million aggregate principal amount of 6.50% senior notes due 2021 (referred to herein as the 2021 Notes). The outstanding principal amount of the 2021 Notes was due on May 1, 2021. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2021 Notes pursuant the terms of the indenture governing the 2021 Notes, with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2021 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2021 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2021 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2021 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2021 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2021 Notes was $513.9 million, consisting of principal and accrued and unpaid interest to the redemption date.
(2)	During June 2015, the operating partnership issued $500.0 million aggregate principal amount of 6.75% senior notes due 2023 (referred to herein as the 2023 Notes). The outstanding principal amount of the 2023 Notes was due June 15, 2023. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2023 Notes pursuant the terms of the indenture governing the 2023 Notes, with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2023 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2023 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2023 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2023 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2023 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2023 Notes was $518.8 million, consisting of principal, redemption premium and accrued and unpaid interest to the redemption date.
(3)	During fiscal 2014, the operating partnership issued $475.0 million aggregate principal amount of 6.75% senior notes due 2022 (referred to herein as the 2022 Notes), $325.0 million of which was issued at par and $150.0 million of which was issued at 104% of par. The outstanding principal amount of the 2022 Notes was due January 15, 2022. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2022 Notes pursuant the terms of the indenture governing the 2022 Notes, with a redemption date of April 5, 2021. On the Effective Date, the operating partnership (i) satisfied and discharged the indenture governing the 2022 Notes by irrevocably depositing with the trustee under such indenture funds in an amount sufficient to pay the redemption price for all of the 2022 Notes on April 5, 2021 and (ii) delivered irrevocable instructions directing the trustee to apply such funds to the redemption of the 2022 Notes on April 5, 2021. As a result, as of the Effective Date, the indenture governing the 2022 Notes ceased to be of further effect (except as to certain expressly surviving rights), and all of the issued and outstanding 2022 Notes were redeemed on April 5, 2021. The aggregate redemption price for the 2022 Notes was $482.0 million, consisting of principal and accrued and unpaid interest to the redemption date.
(4)	On the Effective Date, two wholly-owned subsidiaries of the operating partnership (referred to herein as the Escrow Issuers) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (referred to herein as the 2026 Notes) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (referred to herein as the 2029 Notes). On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.

(5)	During April 2020, the operating partnership issued $700.0 million aggregate principal amount of 10.00% senior secured first lien notes due 2025 (referred to herein as the 2025 Notes), $575.0 million of which was issued at par and $125.0 million of which was issued at 103% of par. The outstanding principal amount of the 2025 Notes was due on April 15, 2025. Prior to the Effective Date, the operating partnership delivered a notice of redemption of all of the issued and outstanding 2025 Notes pursuant the terms of the indenture governing the 2025 Notes, with a redemption date of March 30, 2021, and all of the issued and outstanding 2025 Notes were redeemed on the Effective Date. The aggregate redemption price for the 2025 Notes was $806.2 million, consisting of principal, redemption premium and accrued and unpaid interest to the redemption date.

Senior secured revolving credit facility

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into the Credit Agreement, which provides for the four-year revolving Credit Facility in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $225.0 million for the issuance of letters of credit for a period of 60 days after March 30, 2021, reducing to $200.0 million thereafter.

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

On June 11, 2021, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a First Amendment to the Credit Agreement (the “Credit Agreement Amendment”), with an effective date of April 30, 2021. Among other matters, the Credit Agreement Amendment amended the minimum-interest-coverage-ratio covenant described above by (i) waiving compliance with the covenant for the trailing four fiscal quarters ended April 30, 2021 and (ii) annualizing the cash interest expense component of the covenant for (a) the fiscal quarter ended on July 31, 2021, (b) the two fiscal quarters ending October 31, 2021, and (c) the three fiscal quarters ending January 31, 2022.

Senior unsecured notes

As discussed above, on the Effective Date, (i) the Escrow Issuers issued $650.0 million aggregate principal amount of 2026 Notes and $825.0 million aggregate principal amount of 2029 Notes, and (ii) the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes upon the merger of the Escrow Issuers into the operating partnership and Ferrellgas Finance Corp., respectively. The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,441.2 million, after deducting the initial purchasers’ discount and estimated offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units, as discussed in Note J – Preferred units, and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described above, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility, as described in Note G – Accounts and notes receivable, net.

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

Loss on extinguishment of debt

As discussed in Note A – Partnership organization and formation under “—Recent Developments—Transactions”, proceeds from the issuance of the Preferred Units, the 2026 Notes and the 2029 Notes were used to redeem (or satisfy and discharge and subsequently redeem) all of the operating partnership’s previously issued and outstanding notes. The effects of these transactions resulted in an approximate $108.0 million loss on extinguishment of debt. A table detailing the components of the loss on extinguishment of debt is presented below:

For the year ended
July 31, 2021
Payment of redemption premium on debt extinguishment	$83,072
Unamortized deferred financing costs	24,899
Total loss on extinguishment of debt	$107,971

The scheduled annual principal payments on long-term debt are as follows:

Payment due by fiscal year	Scheduled principal payments
2022	$1,670
2023	1,234
2024	664
2025	534
2026	650,335
Thereafter	825,019
Total	$1,479,456

Letters of credit outstanding at July 31, 2021 and 2020 totaled $107.7 million and $126.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of July 31, 2021, Ferrellgas, L.P. had available borrowing capacity under its Credit Facility of $219.9 million. As of July 31, 2020, Ferrellgas, L.P. did not have in place a credit facility providing for the issuance of letters of credit and had $78.2 million of restricted cash pledged as cash collateral for letters of credit outstanding. Additionally, at July 31, 2020, Ferrellgas, L.P. also issued letters of credit of $50.0 million by utilizing liquidity available on the terminated Accounts Receivable Facility.

J.    Preferred units

On the Effective Date, pursuant to the Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units, having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million. The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.3 million, after deduction of the purchase price discount and certain expenses.

The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described in Note I - Debt, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility, as described in Note G – Accounts and notes receivable, net.

Redemption of the Preferred Units in the near term is not probable because of the high redemption price in the first three to five years. As described in greater detail under “Issuer Redemption Right” below, the Redemption Price for the Preferred Units is based upon the greater of the amount that would result in a 1.47x MOIC (defined below) and the amount that would result in a 12.25% internal rate of return. If the Preferred Units were redeemed at any time during the first three to four years after issuance, the 1.47x MOIC would require a large premium payment and that large premium payment would result in an internal rate of return far in excess of the minimum 12.25%. Consequently, it is unlikely that Ferrellgas would be able to achieve any savings in its cost of capital by redeeming the Preferred Units during the first three to four years after issuance.

“MOIC” means, with respect to a Preferred Unit, a multiple on invested capital equal to the quotient determined by dividing (A) the sum of (x) the aggregate amount of all distributions made in cash with respect to such Preferred Unit prior to the applicable date of determination, with certain exclusions, plus (y) each Redemption Price paid in cash in respect of such Preferred Unit, on or prior to the applicable date of determination, by (B) the Purchase Price (defined below) of such Preferred Unit.

The issuance of the Preferred Units is shown in the table below:

Preferred Units
Balance at July 31, 2020	—
Preferred units issued	700,000
Balance at July 31, 2021	700,000

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at July 31, 2021, are immaterial to the financial statements.

Distributions

Pursuant to the OpCo LPA Amendment, the operating partnership is required to pay to the holders of each Preferred Unit a cumulative, quarterly distribution (the "Quarterly Distribution") at the Distribution Rate (as defined below) on the Purchase Price.

"Distribution Rate" means, for the first five years after March 30, 2021, a rate per annum equal to 8.956%, with certain increases in the Distribution Rate on each of the 5th, 6th and 7th anniversaries of March 30, 2021, subject to a maximum rate of 11.125% and certain other adjustments and exceptions.

The Quarterly Distribution may be paid in cash or, at the election of the operating partnership, "in kind" through the issuance of additional Preferred Units ("PIK Units") at the quarterly Distribution Rate plus an applicable premium that escalates each year from 75 bps to 300 bps so long as the Preferred Units remain outstanding. In the event the operating partnership fails to make any Quarterly Distribution in cash, such Quarterly Distribution will automatically be paid in PIK Units.

The Distribution Rate on the Preferred Units will increase upon violation of certain protective provisions for the benefit of Preferred Unit holders notwithstanding the cap mentioned above.

As of April 30, 2021, the Quarterly Distribution accrued was $8.0 million, reflecting a prorated distribution amount for the period from the Effective Date to April 30, and the Quarterly Distribution in that amount was paid in cash to holders of Preferred Units on May 17, 2021. As of July 31, 2021, the aggregate Quarterly Distribution and Additional Amounts (as defined below) accrued was $16.0 million, and that amount was paid in cash to holders of Preferred Units on August 16, 2021.

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

Restrictions on Cash Distributions to Ferrellgas Partners and the General Partner

The operating partnership is permitted to make distributions of Available Cash (as defined in the Amended OpCo LPA) to Ferrellgas Partners only if (i) the operating partnership has made all required Quarterly Distributions (in cash or PIK Units), Tax Distributions and payments of Additional Amounts, (ii) the operating partnership has redeemed all PIK Units issued, (iii) the operating partnership’s consolidated net leverage (defined generally to mean the ratio of the operating partnership’s consolidated total net debt (including the total redemption price of all outstanding Preferred Units and PIK Units but excluding certain letters of credit and capital lease obligations) as of each Quarterly Distribution Date to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is below 7.25x through May 15, 2022 and 7.00x thereafter, net of cash, immediately before and after giving effect to such distribution, (iv) the operating partnership has at least $100 million of liquidity, consisting of unrestricted cash on hand and available capacity under the Credit Agreement or any replacement thereof, and (v) the operating partnership is in compliance with the other protective provisions in the OpCo LPA Amendment.

K.    Equity

Partnership distributions:

Ferrellgas, L.P. has recognized the following distributions:

	For the year ended July 31,
	2021	2020	2019
Ferrellgas Partners	$—	$15,496	$40,706
General partner	—	158	415

See additional discussions about transactions with related parties in Note O – Transactions with related parties.

Accumulated other comprehensive income (loss)(“AOCI”)

See Note N – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2021 and 2020.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest (excluding the interest attributable to the Preferred Units) concurrent with the issuance of other additional equity.

During fiscal 2021, the general partner made non-cash contributions of $32.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2020, the general partner made non-cash contributions of $29.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

L.     Revenue from contracts with customers

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

	For the year ended July 31,
	2021	2020	2019
Retail - Sales to End Users	$1,123,956	$964,087	$1,128,991
Wholesale - Sales to Resellers	516,599	430,435	419,349
Other Gas Sales	28,297	21,269	60,518
Other	85,458	82,035	75,534
Propane and related equipment revenues	$1,754,310	$1,497,826	$1,684,392

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	July 31, 2021	July 31, 2020
Accounts receivable	$138,757	$108,483
Contract assets	$10,074	$7,079
Contract liabilities
Deferred revenue (1)	$49,354	$42,911

(1)	Of the beginning balance of deferred revenue, $42.9 million was recognized as revenue during the year ended July 31, 2021.

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

M.     Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2021 and 2020:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$94,244	$—	$94,244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,458)	$—	$(4,458)

July 31, 2020:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,112	$—	$3,112
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,425)	$—	$(5,425)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2021 and July 31, 2020, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,466.4 million and $2,054.4 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas, L.P. has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

N.  Derivative instruments and hedging activities

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

Derivative instruments and hedging activity

During the year ended July 31, 2021 and 2020, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s consolidated balance sheets as of July 31, 2021 and 2020:

	Final	July 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Price risk management asset	$78,001	Other current liabilities	$3,429
Commodity derivatives-propane		Other assets, net	16,243	Other liabilities	1,029
		Total	$94,244	Total	$4,458

	Final	July 31, 2020
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Price risk management asset	$2,846	Other current liabilities	$5,029
Commodity derivatives-propane		Other assets, net	266	Other liabilities	396
		Total	$3,112	Total	$5,425

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2021 and July 31, 2020, respectively:

	July 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,068	Other current liabilities	$79,178
	Other assets, net	3,036	Other liabilities	15,489
		$24,104		$94,667

	July 31, 2020
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$14,398	Other current liabilities	$510
	Other assets, net	1,433	Other liabilities	—
		$15,831		$510

The following tables provide a summary of the effect on Ferrellgas, L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2021, 2020 and 2019 due to derivatives designated as cash flow hedging instruments:

	For the year ended July 31, 2021
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$136,351	Cost of product sold- propane and other gas liquids sales	$44,252	$—
	$136,351		$44,252	$—

	For the year ended July 31, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(22,872)	Cost of product sold- propane and other gas liquids sales	$(35,315)	$—
	$(22,872)		$(35,315)	$—

	For the year ended July 31, 2019
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(48,184)	Cost of sales-propane and other gas liquids sales	$(12,868)	$—
	$(48,184)		$(12,868)	$—

The changes in derivatives included in AOCI for the years ended July 31, 2021, 2020 and 2019 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2021	2020	2019
Beginning balance	$(2,313)	$(14,756)	$20,560
Change in value of risk management commodity derivatives	136,351	(22,872)	(48,184)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(44,252)	35,315	12,868
Ending balance	$89,786	$(2,313)	$(14,756)

Ferrellgas, L.P. expects to reclassify net earnings of approximately $74.6 million to earnings during the next 12 months. These net earnings are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2021, 2020 and 2019, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2021, Ferrellgas, L.P. had financial derivative contracts covering 7.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2021, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2021.

O.     Transactions with related parties

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

	For the year ended July 31,
	2021	2020	2019
Operating expense	$260,831	$260,427	$256,190

General and administrative expense	$34,899	$29,859	$25,368

See additional discussions about transactions with the general partner and related parties in Note K – Equity.

Term loan credit agreement with Ferrellgas Partners, L.P.

On January 8, 2021, Ferrellgas, L.P. entered into a term loan credit agreement, pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan, and the outstanding principal and accrued interest at July 31, 2021 was $13.1 million.

P.     Contingencies and commitments

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

Ferrellgas, L.P. has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been coordinated for pretrial purposes by the multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court of appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Thereafter, in August 2019, Ferrellgas, L.P. reached a settlement with the direct customers, pursuant to which it agreed to pay a total of $6.25 million to resolve all claims asserted by the putative direct purchaser class. With respect to the indirect customers, the district court exercised supplemental jurisdiction over the remaining state law claims, but then granted in part Ferrellgas’ pleadings-based motion and dismissed 11 of the 24 remaining state law claims. As a result, there were 13 remaining state law claims brought by a putative class of indirect customers. See Note S – Subsequent events for additional discussion. Ferrellgas, L.P. believes it has strong defenses and intends to vigorously defend itself against remaining claims. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas, L.P. and Bridger Logistics, LLC (“Bridger”), have been named, along with two former officers (“Rios and Gamboa”), in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger. The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached both an implicit contract as well as fiduciary duties allegedly owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. If Eddystone ultimately prevails, however, Ferrellgas believes that the amount of damages awarded could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim.

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

Virtually all discovery has been completed and the lawsuit is proceeding toward the summary judgment stage. As such, management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note I – Debt – for a description of these debt obligations and a schedule of future maturities.

Q.    Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust (the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation charges were $3.2 million, $2.9 million and $5.7 million during fiscal 2021, 2020 and 2019, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2021, 2020 and 2019 were $4.0 million, $4.8 million and $4.6 million, respectively.

The general partner terminated its defined benefit plan on December 15, 2018 and distributed account balances to participants in the form of lump sum payments or annuity contracts in September, 2019. The defined benefit plan trust account was closed and all remaining funds were rolled into the Ferrell Companies, Inc. Employee Stock Ownership Trust as a plan contribution in December 2019. Prior to termination, this plan provided participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the prior terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s prior funding policy for this plan was to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2021, 2020 and 2019, other comprehensive income and other liabilities were adjusted by zero, ($0.1) million and ($0.1) million, respectively.

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

For the year ended July 31, 2021	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$300,894	$553,560	$564,730	$335,126
Gross margin from propane and other gas liquids sales (a)	143,422	257,657	243,650	142,187
Net earnings (loss) (b)	$(38,751)	$71,750	$(55,473)	$(22,968)

For the year ended July 31, 2020	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$293,214	$510,833	$412,130	$281,649
Gross margin from propane and other gas liquids sales (a)	139,357	247,404	215,480	140,497
Net earnings (loss) (c)	$(36,898)	$57,756	$(7,720)	$(62,902)

For the year ended July 31, 2019	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$352,309	$573,377	$479,625	$279,081
Gross margin from propane and other gas liquids sales (a)	130,830	238,581	209,167	127,764
Net earnings (loss)	$(48,814)	$52,617	$29,554	$(62,874)
(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - propane and other gas liquids sales” less “Cost of sales – propane and other gas liquids sales.”
(b)	Includes loss on extinguishment of debt of $108.0 million in the third quarter of fiscal 2021.
(c)	Includes loss on extinguishment of debt of $37.4 million in the third quarter of fiscal 2020.

S.    Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements, except that, on September 14, 2021, Ferrellgas, L.P. paid a cash distribution to Ferrellgas Partners in the amount of approximately $49.9 million.

Additionally, regarding the putative class action lawsuit discussed in Note P – Contingencies and commitments, on September 23, 2021 the court held an oral argument on the indirect purchaser plaintiffs’ motion for class certification. Thereafter, the court denied the indirect purchaser plaintiffs’ motion for class certification, and a final order on the motion is being prepared. At this point the only remaining claims are the 13 named plaintiffs’ individual state claims, which has the effect of substantially reducing the Ferrellgas, L.P. potential liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2021 and 2020, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Kansas City, Missouri

October 15, 2021

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31, 2021	July 31, 2020
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	—	1,500
Total assets	$1,100	$2,600

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	102,628	84,187
Accumulated deficit	(102,528)	(82,587)
Total stockholder's equity	$1,100	$2,600

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2021	2020	2019
General and administrative expense	$19,941	$6,010	$5,625

Net loss	$(19,941)	$(6,010)	$(5,625)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2018	1,000	$1,000	$72,552	$(70,952)	$2,600
Capital contribution	—	—	5,966	—	5,966
Net loss	—	—	—	(5,625)	(5,625)
July 31, 2019	1,000	1,000	78,518	(76,577)	2,941
Capital contribution	—	—	5,669	—	5,669
Net loss	—	—	—	(6,010)	(6,010)
July 31, 2020	1,000	1,000	84,187	(82,587)	2,600
Capital contribution	—	—	18,441	—	18,441
Net loss	—	—	—	(19,941)	(19,941)
July 31, 2021	1,000	$1,000	$102,628	$(102,528)	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(19,941)	$(6,010)	$(5,625)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,500	341	(341)
Cash used in operating activities	(18,441)	(5,669)	(5,966)

Cash flows from financing activities:
Capital contribution	18,441	5,669	5,966
Cash provided by financing activities	18,441	5,669	5,966

Net change in cash	—	—	—
Cash - beginning of period	1,100	1,100	1,100
Cash - end of period	$1,100	$1,100	$1,100

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

B.     Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $500 million aggregate principal amount of unsecured senior notes due 2021, (ii) $475 million aggregate principal amount of unsecured senior notes due 2022, (iii) $500 million aggregate principal amount of unsecured senior notes due 2023, and (iv) $700 million aggregate principal amount of senior secured notes due 2025, which obligations were only reported on the operating partnership’s consolidated balance sheet. The senior notes due 2021, senior notes due 2022, and senior notes due 2023 were redeemed on April 5, 2021, and the senior secured notes due 2025 were redeemed on March 30, 2021. As of July 31, 2021, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021 and which obligations are only reported on the operating partnership’s consolidated balance sheet.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $21,541 associated with the net operating loss carryforward of $102,578 generated during and prior to fiscal 2021, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2021, 2020 or 2019, and there is no net deferred tax asset as of July 31, 2021 and 2020. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The CARES Act temporarily suspends this 80% taxable income limitation, allowing a net operating loss carryforward to fully offset taxable income in tax years beginning before January 1, 2021. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

D.     Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2021, 2020 and 2019 and Statements of Operations and Cash Flows for the years ended July 31, 2021, 2020 and 2019	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2021, 2020 and 2019	S-5

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2021, 2020 and 2019	S-6

Schedule 1

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)

	July 31,	July 31,
	2021	2020
ASSETS

Cash and cash equivalents	$264	$6
Prepaid expenses and other current assets	19	22
Total assets	$283	$28

LIABILITIES AND PARTNERS’ DEFICIT

Current portion of long-term debt	$—	$357,000
Other current liabilities	17,219	19,305
Investment in Ferrellgas, L.P.	798,177	823,765

Partners’ deficit
Class A (4,857,605 units outstanding at 2021 and 2020)	(1,214,813)	(1,126,452)
Class B (1,300,000 units outstanding at 2021)	383,012	—
General partner unitholder (49,496 units outstanding at 2021 and 2020)	(72,178)	(71,287)
Accumulated other comprehensive income (loss)	88,866	(2,303)
Total Ferrellgas Partners, L.P. partners' deficit	(815,113)	(1,200,042)
Total liabilities and partners’ deficit	$283	$28

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2021	2021	2019
Equity in loss of Ferrellgas, L.P.	$(44,740)	$(49,261)	$(29,219)
Operating, general and administrative expense	389	116	14

Operating loss	(45,129)	(49,377)	(29,233)

Interest expense	(13,771)	(33,073)	(34,984)
Gain on extinguishment of debt	3,137	—	—
Other income (expense), net	(2,191)	—	—
Reorganization expense - professional fees	(10,443)	—	—
Income tax expense	14	49	30

Net loss	($ 68,411)	($ 82,499)	($ 64,247)

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2021	2020	2019

Cash flows from operating activities:
Net loss attributable to Ferrellgas Partners, L.P.	$(68,411)	$(82,499)	$(64,247)
Reconciliation of net loss to net cash used in operating activities:
Other	16,208	17,749	4,141
Gain on extinguishment of debt	(3,137)	—	—
Equity in loss of Ferrellgas, L.P.	44,740	49,261	29,219
Net cash used in operating activities	(10,600)	(15,489)	(30,887)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	—	15,496	40,706
Loan from Ferrellgas, L.P.	14,810	—	—
Net cash provided by investing activities	14,810	15,496	40,706

Cash flows from financing activities:
Distributions paid to Class A and general partner unitholders	—	—	(9,814)
Cash paid for financing costs	—	(9)	—
Fees in connection with Class B unit exchange	(1,988)	—	—
Make-whole payments	(1,964)	—	—
Net cash provided by financing activities	(3,952)	(9)	(9,814)

Net increase in cash and cash equivalents	258	(2)	5
Cash and cash equivalents - beginning of year	6	8	3
Cash and cash equivalents - end of year	$264	$6	$8

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2021
Allowance for doubtful accounts	$14,124	$2,323	$809	(1)	$17,256
Year ended July 31, 2020
Allowance for doubtful accounts	$2,463	$2,279	$9,382	(1)	$14,124
Year ended July 31, 2019
Allowance for doubtful accounts	$2,455	$1,525	$(1,517)	(1)	$2,463
(1)	Uncollectible accounts written off, net of recoveries.

As discussed previously, on June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, included an executed unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”). On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee. As of July 31, 2020, $12.5 million was classified as current notes receivable, all of which is reserved. On January 27, 2021 we reached an agreement with Mr. Ballengee pursuant to which he would execute an additional promissory note for $2.5 million secured by his assets, separate from the Revised Jamex Promissory Note, and pay $1.5 million in cash to us. The $1.5 million cash payment was received on February 1, 2021. In light of these developments, we released $0.5 million of reserve in our second fiscal quarter. We deemed it appropriate to keep the $2.5 million additional promissory note fully reserved.

Schedule II

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2021
Allowance for doubtful accounts	$14,124	$2,323	$809	(1)	$17,256
Year ended July 31, 2020
Allowance for doubtful accounts	$2,463	$2,279	$9,382	(1)	$14,124
Year ended July 31, 2019
Allowance for doubtful accounts	$2,455	$1,525	$(1,517)	(1)	$2,463
(1)	Uncollectible accounts written off, net of recoveries.

As discussed previously, on June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, included an executed unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”). On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee. As of July 31, 2020, $12.5 million was classified as current notes receivable, all of which is reserved. On January 27, 2021 we reached an agreement with Mr. Ballengee pursuant to which he would execute an additional promissory note for $2.5 million secured by his assets, separate from the Revised Jamex Promissory Note, and pay $1.5 million in cash to us. The $1.5 million cash payment was received on February 1, 2021. In light of these developments, we released $0.5 million of reserve in our second fiscal quarter. We deemed it appropriate to keep the $2.5 million additional promissory note fully reserved.

.