Form 10-Q
period 2021-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2021-12-15
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

At November 30, 2021, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	October 31, 2021	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $11,500 of restricted cash at October 31, 2021 and July 31, 2021)	$168,851	$281,952
Accounts and notes receivable, net	163,473	131,574
Inventories	131,280	88,379
Price risk management asset	129,389	78,001
Prepaid expenses and other current assets	59,600	39,092
Total current assets	652,593	618,998

Property, plant and equipment, net	585,993	582,118
Goodwill, net	251,065	246,946
Intangible assets (net of accumulated amortization of $434,166 and $432,032 at October 31, 2021 and July 31, 2021, respectively)	103,277	100,743
Operating lease right-of-use assets	87,379	87,611
Other assets, net	96,318	93,228
Total assets	$1,776,625	$1,729,644

LIABILITIES, MEZZANINE AND EQUITY
Current liabilities:
Accounts payable	$80,233	$47,913
Broker margin deposit liability	126,325	79,178
Current portion of long-term debt	2,079	1,670
Current operating lease liabilities	27,207	25,363
Other current liabilities	154,309	166,822
Total current liabilities	390,153	320,946

Long-term debt	1,446,895	1,444,890
Operating lease liabilities	72,117	74,349
Other liabilities	63,822	61,189
Contingencies and commitments (Note M)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at October 31, 2021 and July 31, 2021)	651,349	651,349

Equity:
Limited partner unitholders
Class A (4,857,605 units outstanding at October 31, 2021 and July 31, 2021)	(1,239,276)	(1,214,813)
Class B (1,300,000 units outstanding at October 31, 2021 and July 31, 2021)	333,014	383,012
General partner unitholder (49,496 units outstanding at October 31, 2021 and July 31, 2021)	(72,426)	(72,178)
Accumulated other comprehensive income	138,679	88,866
Total Ferrellgas Partners, L.P. equity	(840,009)	(815,113)
Noncontrolling interest	(7,702)	(7,966)
Total equity	(847,711)	(823,079)
Total liabilities, mezzanine and equity	$1,776,625	$1,729,644

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended October 31,
	2021	2020
Revenues:
Propane and other gas liquids sales	$372,704	$281,049
Other	21,802	19,845
Total revenues	394,506	300,894

Costs and expenses:
Cost of sales - propane and other gas liquids sales	220,538	137,627
Cost of sales - other	3,610	3,667
Operating expense - personnel, vehicle, plant and other	117,112	109,027
Operating expense - equipment lease expense	5,690	6,830
Depreciation and amortization expense	20,295	21,390
General and administrative expense	12,575	13,080
Non-cash employee stock ownership plan compensation charge	909	708
Loss on asset sales and disposals	1,410	813

Operating income	12,367	7,752

Interest expense	(25,395)	(54,226)
Other income, net	4,264	108

Loss before income taxes	(8,764)	(46,366)

Income tax expense	96	87

Net loss	(8,860)	(46,453)

Net loss attributable to noncontrolling interest	(254)	(391)

Net loss attributable to Ferrellgas Partners, L.P.	(8,606)	(46,062)

Distribution to preferred unitholders	17,005	—

Less: General partner's interest in net loss	(86)	(461)

Class A Unitholders' interest in net loss	$(25,525)	$(45,601)

Basic and diluted net loss per Class A Unit	$(5.25)	$(9.39)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended October 31,
	2021	2020

Net loss	$(8,860)	$(46,453)
Other comprehensive income:
Change in value of risk management derivatives	72,932	5,767
Reclassification of (gains) losses on derivatives to earnings, net	(22,610)	2,150
Other comprehensive income	50,322	7,917
Comprehensive income (loss)	41,462	(38,536)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(509)	(311)
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$41,971	$(38,225)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partner, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners'	Non-controlling	Total partners'
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	equity	interest	equity
Balance at July 31, 2021	4,857.6	1,300.0	49.5	$(1,214,813)	$383,012	$(72,178)	$88,866	$(815,113)	$(7,966)	$(823,079)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	892	—	8	—	900	9	909
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to preferred units	—	—	—	(16,835)	—	(170)	—	(17,005)	—	(17,005)
Net loss	—	—	—	(8,520)	—	(86)	—	(8,606)	(254)	(8,860)
Other comprehensive income	—	—	—	—	—	—	49,813	49,813	509	50,322
Balance at October 31, 2021	4,857.6	1,300.0	49.5	(1,239,276)	333,014	(72,426)	138,679	(840,009)	(7,702)	(847,711)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partner, L.P.
	Class A	partner	Class A	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	equity	interest	equity
Balance at July 31, 2020	4,857.6	49.5	$(1,126,452)	$(71,287)	$(2,303)	$(1,200,042)	$(8,226)	$(1,208,268)
Contributions in connection with non-cash ESOP compensation charges	—	—	694	7	—	701	7	708
Net loss	—	—	(45,601)	(461)	—	(46,062)	(391)	(46,453)
Other comprehensive loss	—	—	—	—	7,837	7,837	80	7,917
Balance at October 31, 2020	4,857.6	49.5	(1,171,359)	(71,741)	5,534	(1,237,566)	(8,530)	(1,246,096)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,860)	$(46,453)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	20,295	21,390
Non-cash employee stock ownership plan compensation charge	909	708
Loss on asset sales and disposals	1,410	813
Provision for expected credit losses	640	678
Deferred income tax expense (benefit)	3	(1)
Other	1,901	2,346
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(32,539)	(18,728)
Inventories	(42,901)	(6,316)
Prepaid expenses and other current assets	(20,507)	(334)
Accounts payable	32,119	10,479
Accrued interest expense	(20,627)	14,827
Other current liabilities	52,376	6,154
Other assets and liabilities	520	2,946
Net cash used in operating activities	(15,261)	(11,491)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,758)	—
Capital expenditures	(20,440)	(19,454)
Proceeds from sale of assets	641	1,407
Net cash used in investing activities	(29,557)	(18,047)

Cash flows from financing activities:
Preferred unit distributions	(15,673)	—
Distributions to Class B unitholders	(49,998)	—
Payments on long-term debt	(595)	(696)
Cash paid for financing costs	(319)	(2,297)
Cash payments for principal portion of lease liability	(1,698)	(1,703)
Net cash used in financing activities	(68,283)	(4,696)

Net change in cash, cash equivalents and restricted cash	(113,101)	(34,234)
Cash, cash equivalents and restricted cash - beginning of period	281,952	333,761
Cash, cash equivalents and restricted cash - end of period	$168,851	$299,527

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership. Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt securities issued by Ferrellgas Partners. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the holders of Preferred Units (as defined in Note G – Preferred units) are the only limited partners of the operating partnership. Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership.

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

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings.

Due to seasonality, the results of operations for the three months ended October 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2022.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas’ Annual Report on Form 10-K for fiscal 2021.

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

(2) New accounting standards:

No new accounting standards were adopted during the current quarter.

C. Leases

The following table provides the operating and financing right-of-use assets and lease liabilities as of October 31, 2021 and July 31, 2021:

Leases	Classification	October 31, 2021	July 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$87,379	$87,611
Financing lease assets	Other assets, net	33,814	34,858
Total leased assets		$121,193	$122,469

Liabilities
Current
Operating	Current operating lease liabilities	$27,207	$25,363
Financing	Other current liabilities	5,811	7,479
Noncurrent
Operating	Operating lease liabilities	72,117	74,349
Financing	Other liabilities	27,801	28,029
Total leased liabilities		$132,936	$135,220

The following table provides the lease expenses for the three months ended October 31, 2021 and 2020:

		For the three months ended October 31,
Leases expense	Classification	2021	2020

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,709	$1,783
	Operating expense - equipment lease expense	5,232	6,442
	Cost of sales - propane and other gas liquids sales	440	526
	General and administrative expense	473	282
Total operating lease expense		7,854	9,033

Short-term expense	Operating expense - personnel, vehicle, plant and other	1,808	2,033
	General and administrative expense	86	242
Total short-term expense		1,894	2,275

Variable lease expense	Operating expense - personnel, vehicle, plant and other	770	746
	Operating expense - equipment lease expense	458	388
Total variable lease expense		1,228	1,134

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	851	2,165
Interest on lease liabilities	Interest expense	938	945
Total finance lease expense		1,789	3,110

Total lease expense (a)		$12,765	$15,552

(a)	For the three months ended October 31, 2021 and 2020 Ferrellgas has also recognized $0.2 million and $0.1 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various dispositions and other significant transactions, and for which Ferrellgas does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of October 31, 2021 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2022	$23,351	$6,607	$29,958
2023	40,085	8,095	48,180
2024	20,801	7,869	28,670
2025	14,305	7,766	22,071
2026	5,663	6,913	12,576
Thereafter	17,746	4,943	22,689
Total lease payments	$121,951	$42,193	$164,144
Less: Imputed interest	22,627	8,581	31,208
Present value of lease liabilities	$99,324	$33,612	$132,936

The following table represents the weighted-average remaining lease term and discount rate as of October 31, 2021:

	As of October 31, 2021
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.6	7.9%
Finance leases	5.2	8.6%

Cash flow information is presented below:

	For the three months ended October 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$5,579	$8,395

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$768	$877
Financing cash flows	$1,698	$1,703

D.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2021	July 31, 2021
Propane gas and related products	$118,113	$75,848
Appliances, parts and supplies, and other	13,167	12,531
Inventories	$131,280	$88,379

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2021, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 2.5 million gallons of propane at fixed prices.

Prepaid expenses and other current assets consist of the following:

	October 31, 2021	July 31, 2021
Broker margin deposit assets	$31,129	$21,068
Other	28,471	18,024
Prepaid expenses and other current assets	$59,600	$39,092

Other current liabilities consist of the following:

	October 31, 2021	July 31, 2021
Accrued interest	$8,468	$29,095
Customer deposits and advances	48,442	35,734
Accrued payroll	15,117	28,143
Accrued insurance	12,698	11,104
Accrued senior preferred units distributions	17,345	16,013
Other	52,239	46,733
Other current liabilities	$154,309	$166,822

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2021	2020
Operating expense - personnel, vehicle, plant and other	$54,447	$47,531
Depreciation and amortization expense	2,535	4,523
Operating expense - equipment lease expense	4,535	5,883
	$61,517	$57,937

Cash and cash equivalents consist of the following:

	October 31, 2021	July 31, 2021
Cash and cash equivalents	$157,351	$270,452
Restricted cash (1)	11,500	11,500
Cash, cash equivalents and restricted cash	$168,851	$281,952

(1)	As of October 31, 2021 and July 31, 2021, restricted cash consists of an $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.  Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2021	2020
Cash paid for:
Interest	$44,152	$36,997
Income taxes	$—	$35
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$644	$—
Change in accruals for property, plant and equipment additions	$65	$(65)
Lease liabilities arising from operating right-of-use assets	$7,558	$366
Lease liabilities arising from finance right-of-use assets	$812	$554
Accrued senior preferred units distributions	$17,005	$—

E.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	October 31, 2021	July 31, 2021
Accounts receivable	$167,505	$135,182
Note receivable	13,648	13,648
Less: Allowance for expected credit losses	(17,680)	(17,256)
Accounts and notes receivable, net	$163,473	$131,574

F.    Debt

Long-term debt

Long-term debt consists of the following:

	October 31, 2021	July 31, 2021
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$650,000	$650,000
Fixed rate, 5.875%, due 2029 (1)	825,000	825,000

Notes payable
8.5% and 8.8% weighted average interest rate at October 31, 2021 and July 31, 2021, respectively, due 2021 to 2029, net of unamortized discount of $648 and $573 at October 31, 2021 and July 31, 2021, respectively	5,181	3,882
Total debt, excluding unamortized debt issuance and other costs	1,480,181	1,478,882
Unamortized debt issuance and other costs	(31,207)	(32,322)
Less: current portion of long-term debt	2,079	1,670
Long-term debt	$1,446,895	$1,444,890
(1)	On March 30, 2021 (the “Effective Date”), two wholly-owned subsidiaries of the operating partnership (referred to herein as the Escrow Issuers) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (referred to herein as the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (referred to herein as the “2029 Notes”). On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.

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

Availability under the Credit Facility is, at any time, an amount equal to (a) the lesser of the revolving commitment (initially $350.0 million) and the Borrowing Base (as defined below) minus (b) the sum of the aggregate outstanding amount of borrowings under the Credit Facility plus the undrawn amount of outstanding letters of credit under the Credit Facility plus unreimbursed drawings in respect of letters of credit (unless otherwise converted into revolving loans). The "Borrowing Base" equals the sum of: (a) $200.0 million, plus (b) 80% of the eligible accounts receivable of the operating partnership and its subsidiaries, plus (c) 70% of the eligible propane inventory of the operating partnership and its subsidiaries, valued at weighted average cost, less (d) certain reserves, as determined and subject to certain modifications by the administrative agent in its permitted discretion.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023). As of October 31, 2021, the operating partnership is in compliance with the availability and total net leverage ratio requirements.

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

Senior unsecured notes

On the Effective Date, (i) the Escrow Issuers issued $650.0 million aggregate principal amount of 2026 Notes and $825.0 million aggregate principal amount of 2029 Notes, and (ii) the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes upon the merger of the Escrow Issuers into the operating partnership and Ferrellgas Finance Corp., respectively. The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,441.2 million, after deducting the initial purchasers’ discount and estimated offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units, as discussed in Note G – Preferred units, and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 6.50% senior unsecured notes due 2021 (the “2021 Notes”), 6.75% senior unsecured notes due 2022 (the “2022 Notes”), 6.75% senior unsecured notes due 2023 (the “2023 Notes”) and 10.00% senior secured notes due 2025 (the “2025 Notes”), in the aggregate combined principal amount for all such notes of $2,175.0 million, and (ii) to repay all outstanding obligations under the agreement governing the accounts receivable securitization facility (the “Accounts Receivables Facility”) in connection with the termination of that facility.

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

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to: incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions (including distributions to holders of Preferred Units, Ferrellgas Partners and the general partner) or repurchase or redeem their equity interests (including redemptions of Preferred Units); repurchase or redeem certain debt; make certain other restricted payments or investments; sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting the operating partnership’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of their assets. The indentures also restrict the ability of the general partner to engage in certain activities.

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of October 31, 2021, the operating partnership is in compliance with the total net leverage ratio and fixed charge coverage ratio requirements.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2022	$1,075
2023	1,709
2024	1,139
2025	930
2026	650,710
Thereafter	825,266
Total	$1,480,829

Letters of credit outstanding at October 31, 2021 and July 31, 2021 totaled $97.5 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of October 31, 2021, Ferrellgas had available borrowing capacity under its Credit Facility of $252.5 million.

G.    Preferred units

On the Effective Date, pursuant to an Investment Agreement with certain purchasers named therein, the operating partnership issued and sold an aggregate of 700,000 Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million. The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.3 million, after deduction of the purchase price discount and certain expenses.

The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described in Note F - Debt, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility.

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

On the Effective Date the general partner entered into (i) the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”), which amended and restated in its entirety the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas L.P., and (ii) the First Amendment to the Amended OpCo LPA (the “OpCo LPA Amendment”), which sets forth the preferences, rights, privileges and other terms of the Preferred Units.

Issuer Redemption Right

The operating partnership has the right to redeem all or a portion of the Preferred Units for cash, pro rata and at any time and from time to time, including in connection with a Change of Control (as defined in the OpCo LPA Amendment), at an amount per Preferred Unit (the “Redemption Price”) equal to, without duplication, the sum of (a) the greater of (i) the amount necessary to result in a MOIC of 1.47x in respect of the purchase price, before discount, of such Preferred Unit, which is $1,000 per Preferred Unit (the “Purchase Price”), and (ii) the amount necessary to result in the applicable internal rate of return equal to 12.25%, which is increased by 150 basis points if the operating partnership has elected to pay more than four Quarterly Distributions (as defined below) in PIK Units (as defined below) and (b) the accumulated but unpaid Quarterly Distributions to the date of redemption, if any. A partial redemption of the Preferred Units is permitted only in the event the aggregate amount to be paid in respect of all Preferred Units included in such partial redemption is at least $25.0 million.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at October 31, 2021, are immaterial to the financial statements.

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

As of October 31, 2021, the Quarterly Distribution accrued was $17.3 million. $15.1 million of the Quarterly Distribution was paid in cash to holders of Preferred Units on November 15, 2021.

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

Protective Provisions

The OpCo LPA Amendment and the Amended Ferrellgas Partners LPA (as defined in Note H – Equity) include, among other things, certain covenants for the benefit of holders of Preferred Units applicable to the operating partnership and, in certain instances, Ferrellgas Partners, for so long as at least $35,000,000 of Preferred Units and PIK Units remain outstanding. These covenants include, among other things, limitations on (i) effecting a Change of Control, (ii) amending organizational documents, (iii) issuing certain equity securities, (iv) issuing Preferred Units, (v) filing for bankruptcy, (vi) non-ordinary course investments, and (vii) incurring certain levels of indebtedness.

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

H.    Equity

Reverse Unit Split

On the Effective Date, Ferrellgas Partners effected a 1-for-20 reverse unit split in which holders of its then-outstanding common units received one Class A Unit for every twenty common units held. No fractional Class A Units were issued in connection with the reverse unit split. If, as a result of the reverse unit split, a unitholder would otherwise have been entitled to a fractional Class A Unit, the number of Class A Units such unitholder received was rounded up or down to the nearest whole Class A Unit, with a fraction of one-half or less being rounded down. The reverse unit split resulted in a reduction of our previously outstanding common units from 97,152,665 common units to 4,857,605 Class A Units. All references to common units and per unit data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the reverse unit split on a retroactive basis.

Class B Units

On the Effective Date, Ferrellgas Partners issued 1.3 million Class B Units to the holders of the $357.0 million aggregate principal amount of its 8.625% senior unsecured notes due June 2020 (the “Ferrellgas Partners Notes”) in exchange for such holders’ contribution of the Ferrellgas Partners Notes to Ferrellgas Partners as a capital contribution and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. The terms of the Class B Units are set forth in the Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Amended Ferrellgas Partners LPA”), which the general partner entered into on the Effective Date and which amended and restated in its entirety the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P.

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

In the first five years after the Effective Date, Ferrellgas Partners may redeem the Class B Units, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit, less any cash distributed prior to the redemption, if called in the first year after issuance. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through October 31, 2021.

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

Class A Units

As of October 31, 2021 and July 31, 2021, Class A Units were beneficially owned by the following:

	October 31, 2021	July 31, 2021
Public Class A Unitholders (1)	3,480,621	3,480,621
Ferrell Companies (2)	1,126,468	1,126,468
FCI Trading Corp. (3)	9,784	9,784
Ferrell Propane, Inc. (4)	2,560	2,560
James E. Ferrell (5)	238,172	238,172
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
(5)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to Class A Unitholders or the general partner for the three months ended October 31, 2021. On October 8, 2021, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Class B Unitholders.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three months ended October 31, 2021 and 2020.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and Preferred Units) concurrent with the issuance of other additional equity.

During the three months ended October 31, 2021, the general partner made non-cash contributions of $17.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

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

	For the three months ended October 31,
	2021	2020
Retail - Sales to End Users	$252,510	$174,645
Wholesale - Sales to Resellers	113,971	102,612
Other Gas Sales	6,223	3,792
Other	21,802	19,845
Propane and related equipment revenues	$394,506	$300,894

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	October 31, 2021	July 31, 2021
Accounts receivable	$175,871	$138,757
Contract assets	$5,283	$10,074
Contract liabilities
Deferred revenue (1)	$62,365	$49,354
(1)	Of the beginning balance of deferred revenue, $10.5 million was recognized as revenue during the three months ended October 31, 2021.

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

J.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2021 and July 31, 2021:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
October 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$148,656	$—	$148,656
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(8,548)	$—	$(8,548)

July 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$94,244	$—	$94,244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,458)	$—	$(4,458)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2021 and July 31, 2021, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,433.2 million and $1,466.4 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2021 and 2020, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of October 31, 2021 and July 31, 2021:

	Final	October 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Price risk management asset	$129,389	Other current liabilities	$7,650
Commodity derivatives-propane		Other assets, net	19,267	Other liabilities	898
		Total	$148,656	Total	$8,548

	Final	July 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Price risk management asset	$78,001	Other current liabilities	$3,429
Commodity derivatives-propane		Other assets, net	16,243	Other liabilities	1,029
		Total	$94,244	Total	$4,458

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2021 and July 31, 2021, respectively:

	October 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$31,129	Other current liabilities	$126,325
	Other assets, net	3,511	Other liabilities	18,392
		$34,640		$144,717

	July 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,068	Other current liabilities	$79,178
	Other assets, net	3,036	Other liabilities	15,489
		$24,104		$94,667

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2021 and 2020 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2021
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$72,932	Cost of product sold- propane and other gas liquids sales	$22,610	$—
	$72,932		$22,610	$—

	For the three months ended October 31, 2020
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$5,767	Cost of product sold- propane and other gas liquids sales	$(2,150)	$—
	$5,767		$(2,150)	$—

The changes in derivatives included in AOCI for the three months ended October 31, 2021 and 2020 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2021	2020
Beginning balance (1)	$89,786	$(2,313)
Change in value of risk management commodity derivatives	72,932	5,767
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(22,610)	2,150
Ending balance (1)	$140,108	$5,604
(1)	Beginning balances in the table above include AOCI activity related to non-controlling interest of $0.9 million and $10.0 thousand for fiscal 2022 and 2021, respectively. Ending balances for the three months ended October 31, 2021 and October 31, 2020 include AOCI activity related to non-controlling interest of $1.4 million and $0.1 million, respectively.

Ferrellgas expects to reclassify net gains of approximately $121.7 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the three months ended October 31, 2021 and 2020, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2021, Ferrellgas had financial derivative contracts covering 7.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2021, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2021.

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

	For the three months ended October 31,
	2021	2020
Operating expense	$64,949	$60,980

General and administrative expense	$6,229	$6,719

See additional discussions about transactions with the general partner and related parties in Note H – Equity.

Term loan credit agreement with Ferrellgas Partners, L.P.

On January 8, 2021, Ferrellgas Partners, L.P. entered into a term loan credit agreement with Ferrellgas, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan. The outstanding principal and accrued interest at October 31, 2021 was $13.8 million.

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

Ferrellgas has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been coordinated for pretrial purposes by the multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court of appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Thereafter, in August 2019, Ferrellgas reached a settlement with the direct customers, pursuant to which it agreed to pay a total of $6.25 million to resolve all claims asserted by the putative direct purchaser class. With respect to the indirect customers, the district court exercised supplemental jurisdiction over the remaining state law claims, but then granted in part Ferrellgas’ pleadings-based motion and dismissed 11 of the 24 remaining state law claims. As a result, there were 13 remaining state law claims brought by a putative class of indirect customers. On September 23, 2021 the court held an oral argument on the indirect purchaser plaintiffs’ motion for class certification. Thereafter, the court denied the indirect purchaser plaintiffs’ motion for class certification, and a final order on the motion was entered by the Court on November 9, 2021. At this point the only remaining claims are the 13 named plaintiffs’ individual state claims, which has the effect of substantially reducing the Ferrellgas potential liability. Ferrellgas believes it has strong defenses and intends to vigorously defend itself against these remaining claims. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

Long-term debt related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note F – Debt – for a description of these debt obligations and a schedule of future maturities.

N.    Net earnings (loss) per unitholders’ interest

Below is a calculation of the basic and diluted net loss per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended October 31,
	2021	2020

Class A Unitholders’ interest in net loss	$(25,525)	$(45,601)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6
Basic and diluted net loss per Class A Unit	$(5.25)	$(9.39)

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

O.    Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2021	July 31, 2021
ASSETS
Cash	$1,000	$1,000
Prepaid expenses and other current assets	—	—
Total assets	$1,000	$1,000

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	39,486	39,486
Accumulated deficit	(39,486)	(39,486)
Total stockholder’s equity	$1,000	$1,000

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2021	2020
General and administrative expense	$—	$1,924

Net loss	$—	$(1,924)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$—	$(1,924)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	1,850
Cash used in operating activities	—	(74)

Cash flows from financing activities:
Capital contribution	—	74
Cash provided by financing activities	—	74

Net change in cash	—	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$1,000	$1,000

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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”), which Ferrellgas Partners failed to repay, and which obligation was only reported on Ferrellgas Partners’ condensed consolidated balance sheet. On March 30, 2021, Ferrellgas Partners issued 1.3 million of its Class B Units in exchange for the holders’ contribution of the Ferrellgas Partners Notes to Ferrellgas Partners as a capital contribution and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. As of October 31, 2021, Ferrellgas Partners had no debt securities outstanding, and the Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31, 2021	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $11,500 of restricted cash at October 31, 2021 and July 31, 2021)	$168,611	$281,688
Accounts and notes receivable, net	163,473	131,574
Inventories	131,280	88,379
Price risk management asset	129,389	78,001
Prepaid expenses and other current assets	59,579	39,073
Total current assets	652,332	618,715

Property, plant and equipment, net	585,993	582,118
Goodwill, net	251,065	246,946
Intangible assets (net of accumulated amortization of $434,166 and $432,032 at October 31, 2021 and July 31, 2021, respectively)	103,277	100,743
Operating lease right-of-use assets	87,379	87,611
Loan receivable - Ferrellgas Partners, L.P.	17,670	17,001
Other assets, net	96,318	93,228
Total assets	$1,794,034	$1,746,362

LIABILITIES, MEZZANINE AND EQUITY

Current liabilities:
Accounts payable	$80,233	$47,913
Broker margin deposit liability	126,325	79,178
Current portion of long-term debt	2,079	1,670
Current operating lease liabilities	27,207	25,363
Other current liabilities	154,091	166,604
Total current liabilities	389,935	320,728

Long-term debt	1,446,895	1,444,890
Operating lease liabilities	72,117	74,349
Other liabilities	63,822	61,189
Contingencies and commitments (Note M)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at October 31, 2021 and July 31, 2021)	651,349	651,349

Equity:
Limited partners	(961,061)	(887,043)
General partner	(9,131)	(8,886)
Accumulated other comprehensive income	140,108	89,786
Total equity	(830,084)	(806,143)
Total liabilities, mezzanine and equity	$1,794,034	$1,746,362

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2021	2020

Revenues:
Propane and other gas liquids sales	$372,704	$281,049
Other	21,802	19,845
Total revenues	394,506	300,894

Costs and expenses:
Cost of sales - propane and other gas liquids sales	220,538	137,627
Cost of sales - other	3,610	3,667
Operating expense - personnel, vehicle, plant and other	117,112	109,027
Operating expense - equipment lease expense	5,690	6,830
Depreciation and amortization expense	20,295	21,390
General and administrative expense	12,575	13,076
Non-cash employee stock ownership plan compensation charge	909	708
Loss on asset sales and disposals	1,410	813

Operating income	12,367	7,756

Interest expense	(25,395)	(46,528)
Other income, net	4,957	108

Loss before income taxes	(8,071)	(38,664)

Income tax expense	96	87

Net loss	$(8,167)	$(38,751)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended October 31,
	2021	2020

Net loss	$(8,167)	$(38,751)
Other comprehensive income:
Change in value of risk management derivatives	72,932	5,767
Reclassification of (gains) losses on derivatives to earnings, net	(22,610)	2,150
Other comprehensive income	50,322	7,917
Comprehensive income (loss)	$42,155	$(30,834)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	equity
Balance at July 31, 2021	$(887,043)	$(8,886)	$89,786	$(806,143)
Contributions in connection with non-cash ESOP compensation charges	900	9	—	909
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(17,005)	—	—	(17,005)
Net loss	(7,913)	(254)	—	(8,167)
Other comprehensive income	—	—	50,322	50,322
Balance at October 31, 2021	$(961,061)	$(9,131)	$140,108	$(830,084)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	equity
Balance at July 31, 2020	$(821,462)	$(8,216)	$(2,313)	$(831,991)
Contributions in connection with non-cash ESOP compensation charges	701	7	—	708
Net loss	(38,360)	(391)	—	(38,751)
Other comprehensive income	—	—	7,917	7,917
Balance at October 31, 2020	(859,121)	(8,600)	5,604	(862,117)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,167)	$(38,751)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	20,295	21,390
Non-cash employee stock ownership plan compensation charge	909	708
Loss on asset sales and disposals	1,410	813
Provision for expected credit losses	640	678
Deferred income tax expense (benefit)	3	(1)
Other	1,901	2,346
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(32,539)	(18,728)
Inventories	(42,901)	(6,316)
Prepaid expenses and other current assets	(20,506)	(337)
Accounts payable	32,119	10,479
Accrued interest expense	(20,627)	7,129
Other current liabilities	52,376	6,154
Other assets and liabilities	(148)	2,946
Net cash used in operating activities	(15,235)	(11,490)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,758)	—
Capital expenditures	(20,440)	(19,454)
Proceeds from sale of assets	641	1,407
Net cash used in investing activities	(29,557)	(18,047)

Cash flows from financing activities:
Distributions to Ferrellgas Partners	(50,000)	—
Preferred unit distributions	(15,673)	—
Payments on long-term debt	(595)	(696)
Cash payments for principal portion of finance lease liability	(1,698)	(1,703)
Cash paid for financing costs and other	(319)	(2,297)
Net cash used in financing activities	(68,285)	(4,696)

Net change in cash, cash equivalents and restricted cash	(113,077)	(34,233)
Cash, cash equivalents and restricted cash - beginning of period	281,688	333,755
Cash, cash equivalents and restricted cash - end of period	$168,611	$299,522

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas, L.P. (the “operating partnership”) is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a holding entity that conducts no operations and was formed to acquire and hold a limited partner interest in the operating partnership. Ferrellgas Partners and the holders of the Preferred Units (as defined in Note G – Preferred units) are the only limited partners of the operating partnership. Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units, owns an approximate 1% general partner economic interest in each and, therefore, an effective 2% general partner economic interest in the operating partnership.

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

Due to seasonality, the results of operations for the three months ended October 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2022.

The condensed consolidated financial statements of the operating partnership and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2021.

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

(2) New accounting standards:

No new accounting standards were adopted during the current quarter.

C. Leases

The following table provides the operating and financing right-of-use assets and lease liabilities as of October 31, 2021 and July 31, 2021:

Leases	Classification	October 31, 2021	July 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$87,379	$87,611
Financing lease assets	Other assets, net	33,814	34,858
Total leased assets		$121,193	$122,469

Liabilities
Current
Operating	Current operating lease liabilities	$27,207	$25,363
Financing	Other current liabilities	5,811	7,479
Noncurrent
Operating	Operating lease liabilities	72,117	74,349
Financing	Other liabilities	27,801	28,029
Total leased liabilities		$132,936	$135,220

The following table provides the lease expenses for the three months ended October 31, 2021 and 2020:

		For the three months ended October 31,
Leases expense	Classification	2021	2020

Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,709	$1,783
	Operating expense - equipment lease expense	5,232	6,442
	Cost of sales - propane and other gas liquids sales	440	526
	General and administrative expense	473	282
Total operating lease expense		7,854	9,033

Short-term expense	Operating expense - personnel, vehicle, plant and other	1,808	2,033
	General and administrative expense	86	242
Total short-term expense		1,894	2,275

Variable lease expense	Operating expense - personnel, vehicle, plant and other	770	746
	Operating expense - equipment lease expense	458	388
Total variable lease expense		1,228	1,134

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	851	2,165
Interest on lease liabilities	Interest expense	938	945
Total finance lease expense		1,789	3,110

Total lease expense (a)		$12,765	$15,552

(a)	For the three months ended October 31, 2021 and 2020 Ferrellgas, L.P. has also recognized $0.2 million and $0.1 million, respectively, of expense related to the accretion of lease exit costs associated with a crude oil storage agreement that is no longer being utilized, primarily due to the various dispositions and other significant transactions, and for which Ferrellgas, L.P. does not anticipate any future economic benefit.

Minimum annual payments under existing operating and finance lease liabilities as of October 31, 2021 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2022	$23,351	$6,607	$29,958
2023	40,085	8,095	48,180
2024	20,801	7,869	28,670
2025	14,305	7,766	22,071
2026	5,663	6,913	12,576
Thereafter	17,746	4,943	22,689
Total lease payments	$121,951	$42,193	$164,144
Less: Imputed interest	22,627	8,581	31,208
Present value of lease liabilities	$99,324	$33,612	$132,936

The following table represents the weighted-average remaining lease term and discount rate as of October 31, 2021:

	As of October 31, 2021
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.6	7.9%
Finance leases	5.2	8.6%

Cash flow information is presented below:

	For the three months ended October 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$5,579	$8,395

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$768	$877
Financing cash flows	$1,698	$1,703

D.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2021	July 31, 2021
Propane gas and related products	$118,113	$75,848
Appliances, parts and supplies, and other	13,167	12,531
Inventories	$131,280	$88,379

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2021, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 2.5 million gallons of propane at fixed prices.

Prepaid expenses and other current assets consist of the following:

	October 31, 2021	July 31, 2021
Broker margin deposit assets	$31,129	$21,068
Other	28,450	18,005
Prepaid expenses and other current assets	$59,579	$39,073

Other current liabilities consist of the following:

	October 31, 2021	July 31, 2021
Accrued interest	$8,468	$29,095
Customer deposits and advances	48,442	35,734
Accrued payroll	15,117	11,104
Accrued insurance	12,698	28,143
Accrued senior preferred units distributions	17,345	16,013
Other	52,021	46,515
Other current liabilities	$154,091	$166,604

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2021	2020
Operating expense - personnel, vehicle, plant and other	$54,447	$47,531
Depreciation and amortization expense	2,535	4,523
Operating expense - equipment lease expense	4,535	5,883
	$61,517	$57,937

Cash and cash equivalents consist of the following:

	October 31, 2021	July 31, 2021
Cash and cash equivalents	$157,111	$270,188
Restricted cash (1)	11,500	11,500
Cash, cash equivalents and restricted cash	$168,611	$281,688

(1)	As of October 31, 2021 and July 31, 2021, restricted cash consists of an $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2021	2020
Cash paid for:
Interest	$44,152	$36,997
Income taxes	$—	$35
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$644	$—
Change in accruals for property, plant and equipment additions	$65	$(65)
Lease liabilities arising from operating right-of-use assets	$7,558	$366
Lease liabilities arising from finance right-of-use assets	$812	$554
Accrued senior preferred units distributions	$17,005	$—

E.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	October 31, 2021	July 31, 2021
Accounts receivable	$167,505	$135,182
Note receivable	13,648	13,648
Less: Allowance for expected credit losses	(17,680)	(17,256)
Accounts and notes receivable, net	$163,473	$131,574

F.    Debt

Long-term debt

Long-term debt consists of the following:

	October 31, 2021	July 31, 2021
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$650,000	$650,000
Fixed rate, 5.875%, due 2029 (1)	825,000	825,000

Notes payable
8.5% and 8.8% weighted average interest rate at October 31, 2021 and July 31, 2021, respectively, due 2021 to 2029, net of unamortized discount of $648 and $573 at October 31, 2021 and July 31, 2021, respectively	5,181	3,882
Total debt, excluding unamortized debt issuance and other costs	1,480,181	1,478,882
Unamortized debt issuance and other costs	(31,207)	(32,322)
Less: current portion of long-term debt	2,079	1,670
Long-term debt	$1,446,895	$1,444,890
(1)	On March 30, 2021 (the “Effective Date”), two wholly-owned subsidiaries of the operating partnership (referred to herein as the Escrow Issuers) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (referred to herein as the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (referred to herein as the “2029 Notes”). On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.

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

Availability under the Credit Facility is, at any time, an amount equal to (a) the lesser of the revolving commitment (initially $350.0 million) and the Borrowing Base (as defined below) minus (b) the sum of the aggregate outstanding amount of borrowings under the Credit Facility plus the undrawn amount of outstanding letters of credit under the Credit Facility plus unreimbursed drawings in respect of letters of credit (unless otherwise converted into revolving loans). The "Borrowing Base" equals the sum of: (a) $200.0 million, plus (b) 80% of the eligible accounts receivable of the operating partnership and its subsidiaries, plus (c) 70% of the eligible propane inventory of the operating partnership and its subsidiaries, valued at weighted average cost, less (d) certain reserves, as determined and subject to certain modifications by the administrative agent in its permitted discretion.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023). As of October 31, 2021, the operating partnership is in compliance with the availability and total net leverage ratio requirements.

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

Senior unsecured notes

On the Effective Date, (i) the Escrow Issuers issued $650.0 million aggregate principal amount of 2026 Notes and $825.0 million aggregate principal amount of 2029 Notes, and (ii) the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes upon the merger of the Escrow Issuers into the operating partnership and Ferrellgas Finance Corp., respectively. The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,441.2 million, after deducting the initial purchasers’ discount and estimated offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units, as discussed in Note G – Preferred units, and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 6.50% senior unsecured notes due 2021 (the “2021 Notes”), 6.75% senior unsecured notes due 2022 (the “2022 Notes”), 6.75% senior unsecured notes due 2023 (the “2023 Notes”), and 10.00% senior secured notes due 2025 (the “2025 Notes”), in the aggregate combined principal amount for all such notes of $2,175.0 million, and (ii) to repay all outstanding obligations under the agreement governing the accounts receivable securitization facility (the “Accounts Receivables Facility”) in connection with the termination of that facility.

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

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to: incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions (including distributions to holders of Preferred Units, Ferrellgas Partners and the general partner) or repurchase or redeem their equity interests (including redemptions of Preferred Units); repurchase or redeem certain debt; make certain other restricted payments or investments; sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting the operating partnership’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of their assets. The indentures also restrict the ability of the general partner to engage in certain activities.

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of October 31, 2021, the operating partnership is in compliance with the total net leverage ratio and fixed charge coverage ratio requirements.

The scheduled annual principal payments on long-term debt are as follows:

Payment due by fiscal year	Scheduled principal payments
2022	$1,075
2023	1,709
2024	1,139
2025	930
2026	650,710
Thereafter	825,266
Total	$1,480,829

Letters of credit outstanding at October 31, 2021 and July 31, 2021 totaled $97.5 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of October 31, 2021, Ferrellgas, L.P. had available borrowing capacity under its Credit Facility of $252.5 million.

G.    Preferred units

On the Effective Date, pursuant to an Investment Agreement with certain purchasers named therein, the operating partnership issued and sold an aggregate of 700,000 Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million. The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.3 million, after deduction of the purchase price discount and certain expenses.

The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described in Note F - Debt, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility.

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

On the Effective Date the general partner entered into (i) the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”), which amended and restated in its entirety the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas L.P., and (ii) the First Amendment to the Amended OpCo LPA (the “OpCo LPA Amendment”), which sets forth the preferences, rights, privileges and other terms of the Preferred Units.

Issuer Redemption Right

The operating partnership has the right to redeem all or a portion of the Preferred Units for cash, pro rata and at any time and from time to time, including in connection with a Change of Control (as defined in the OpCo LPA Amendment), at an amount per Preferred Unit (the “Redemption Price”) equal to, without duplication, the sum of (a) the greater of (i) the amount necessary to result in a MOIC of 1.47x in respect of the purchase price, before discount, of such Preferred Unit, which is $1,000 per Preferred Unit (the “Purchase Price”), and (ii) the amount necessary to result in the applicable internal rate of return equal to 12.25%, which is increased by 150 basis points if the operating partnership has elected to pay more than four Quarterly Distributions (as defined below) in PIK Units (as defined below) and (b) the accumulated but unpaid Quarterly Distributions to the date of redemption, if any. A partial redemption of the Preferred Units is permitted only in the event the aggregate amount to be paid in respect of all Preferred Units included in such partial redemption is at least $25.0 million.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at October 31, 2021, are immaterial to the financial statements.

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

As of October 31, 2021, the Quarterly Distribution accrued was $17.3 million. $15.1 million of the Quarterly Distribution was paid in cash to holders of Preferred Units on November 15, 2021.

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

Protective Provisions

The OpCo LPA Amendment and the Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. include, among other things, certain covenants for the benefit of holders of Preferred Units applicable to the operating partnership and, in certain instances, Ferrellgas Partners, for so long as at least $35,000,000 of Preferred Units and PIK Units remain outstanding. These covenants include, among other things, limitations on (i) effecting a Change of Control, (ii) amending organizational documents, (iii) issuing certain equity securities, (iv) issuing Preferred Units, (v) filing for bankruptcy, (vi) non-ordinary course investments, and (vii) incurring certain levels of indebtedness.

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

H.    Equity

Partnership distributions

Ferrellgas, L.P. has recognized the following distributions:

	For the three months ended October 31,
	2021	2020
Ferrellgas Partners	$50,000	$—
General partner	—	—

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three months ended October 31, 2021 and 2020.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest (excluding the interest attributable to the Preferred Units) concurrent with the issuance of other additional equity.

During the three months ended October 31, 2021, the general partner made non-cash contributions of $9.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

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

	For the three months ended October 31,
	2021	2020
Retail - Sales to End Users	$252,510	$174,645
Wholesale - Sales to Resellers	113,971	102,612
Other Gas Sales	6,223	3,792
Other	21,802	19,845
Propane and related equipment revenues	$394,506	$300,894

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	October 31, 2021	July 31, 2021
Accounts receivable	$175,871	$138,757
Contract assets	$5,283	$10,074
Contract liabilities
Deferred revenue (1)	$62,365	$49,354
(1)	Of the beginning balance of deferred revenue, $10.5 million was recognized as revenue during the three months ended October 31, 2021.

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

J.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2021 and July 31, 2021:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
October 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$148,656	$—	$148,656
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(8,548)	$—	$(8,548)

July 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$94,244	$—	$94,244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,458)	$—	$(4,458)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2021 and July 31, 2021, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,433.2 million and $1,466.4 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2021 and 2020, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s condensed consolidated balance sheets as of October 31, 2021 and July 31, 2021:

	Final	October 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Price risk management asset	$129,389	Other current liabilities	$7,650
Commodity derivatives-propane		Other assets, net	19,267	Other liabilities	898
		Total	$148,656	Total	$8,548

	Final	July 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2021
Commodity derivatives-propane		Price risk management asset	$78,001	Other current liabilities	$3,429
Commodity derivatives-propane		Other assets, net	16,243	Other liabilities	1,029
		Total	$94,244	Total	$4,458

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2021 and July 31, 2021, respectively:

	October 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$31,129	Other current liabilities	$126,325
	Other assets, net	3,511	Other liabilities	18,392
		$34,640		$144,717

	July 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,068	Other current liabilities	$79,178
	Other assets, net	3,036	Other liabilities	15,489
		$24,104		$94,667

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2021 and 2020 due to derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2021
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$72,932	Cost of product sold- propane and other gas liquids sales	$22,610	$—
	$72,932		$22,610	$—

	For the three months ended October 31, 2020
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$5,767	Cost of product sold- propane and other gas liquids sales	$(2,150)	$—
	$5,767		$(2,150)	$—

The changes in derivatives included in AOCI for the three months ended October 31, 2021 and 2020 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2021	2020
Beginning balance	$89,786	$(2,313)
Change in value of risk management commodity derivatives	72,932	5,767
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(22,610)	2,150
Ending balance	$140,108	$5,604

Ferrellgas, L.P. expects to reclassify net gains of approximately $121.7 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the three months ended October 31, 2021 and 2020, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2021, Ferrellgas, L.P. had financial derivative contracts covering 7.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2021, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2021.

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

	For the three months ended October 31,
	2021	2020
Operating expense	$64,949	$60,980

General and administrative expense	$6,229	$6,719

See additional discussions about transactions with the general partner and related parties in Note H – Equity.

Term loan credit agreement with Ferrellgas Partners, L.P.

On January 8, 2021, Ferrellgas, L.P. entered into a term loan credit agreement pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan. The outstanding principal and accrued interest at October 31, 2021 was $13.8 million.

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

Ferrellgas, L.P. has been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The lawsuits, which were consolidated in the Western District of Missouri on October 16, 2014, allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to direct customers and end-user customers in violation of federal and certain state antitrust laws. The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class. These lawsuits have been coordinated for pretrial purposes by the multidistrict litigation panel. The Federal Court for the Western District of Missouri initially dismissed all claims brought by direct and indirect customers other than state law claims of indirect customers under Wisconsin, Maine and Vermont law. The direct customer plaintiffs filed an appeal, which resulted in a reversal of the district court’s dismissal. We filed a petition for a writ of certiorari which was denied. An appeal by the indirect customer plaintiffs resulted in the court of appeals affirming the dismissal of the federal claims and remanding the case to the district court to decide whether to exercise supplemental jurisdiction over the remaining state law claims. Thereafter, in August 2019, Ferrellgas, L.P. reached a settlement with the direct customers, pursuant to which it agreed to pay a total of $6.25 million to resolve all claims asserted by the putative direct purchaser class. With respect to the indirect customers, the district court exercised supplemental jurisdiction over the remaining state law claims, but then granted in part Ferrellgas’ pleadings-based motion and dismissed 11 of the 24 remaining state law claims. As a result, there were 13 remaining state law claims brought by a putative class of indirect customers. On September 23, 2021 the court held an oral argument on the indirect purchaser plaintiffs’ motion for class certification. Thereafter, the court denied the indirect purchaser plaintiffs’ motion for class certification, and a final order on the motion was entered by the Court on November 9, 2021. At this point the only remaining claims are the 13 named plaintiffs’ individual state claims, which has the effect of substantially reducing the Ferrellgas, L.P. potential liability. Ferrellgas, L.P. believes it has strong defenses and intends to vigorously defend itself against these remaining claims. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

Ferrellgas, L.P. and Bridger Logistics, LLC (“Bridger”), have been named, along with two former officers (“Rios and Gamboa”), in a lawsuit filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the Eastern District of Pennsylvania (the "EDPA Lawsuit"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger. The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached both an implicit contract as well as fiduciary duties allegedly owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. If Eddystone ultimately prevails, however, Ferrellgas believes that the amount of damages awarded, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim.

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

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note F – Debt – for a description of these debt obligations and a schedule of future maturities.

N.    Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2021	July 31, 2021
ASSETS
Cash	$1,100	$1,100
Prepaid expenses and other current assets	—	—
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	102,628	102,628
Accumulated deficit	(102,528)	(102,528)
Total stockholder's equity	$1,100	$1,100

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2021	2020
General and administrative expense	$—	$1,553

Net loss	$—	$(1,553)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$—	$(1,553)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	1,500
Cash used in operating activities	—	(53)

Cash flows from financing activities:
Capital contribution	—	53
Cash provided by financing activities	—	53

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100

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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $500 million aggregate principal amount of unsecured senior notes due 2021, (ii) $475 million aggregate principal amount of unsecured senior notes due 2022, (iii) $500 million aggregate principal amount of unsecured senior notes due 2023, and (iv) $700 million aggregate principal amount of senior secured notes due 2025, which obligations were only reported on the operating partnership’s condensed consolidated balance sheet. The senior notes due 2021, senior notes due 2022 and senior notes due 2023 were redeemed on April 5, 2021, and the senior secured notes due 2025 were redeemed on March 30, 2021. As of October 31, 2021, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021 and which obligations are only reported on the operating partnership’s condensed consolidated balance sheet.

C. Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References and Defined Terms

In this Item 2 of this Quarterly Report on Form 10-Q, unless the context indicates otherwise:

●	“us,” “we,” “our,” “ours,” “consolidated,” or “Ferrellgas” are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” refers to Ferrellgas, Inc.;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
●	“Board of Directors” or “Board” refers to the board of directors of our general partner;
●	"GAAP" refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail - Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale - Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Class A Units” refers to the Class A Units of Ferrellgas Partners, one of which was issued for every twenty of Ferrellgas Partners’ then-outstanding common units in a 1-for-20 reverse unit split effected on March 30, 2021;
●	“Class B Units” refers to the Class B Units of Ferrellgas Partners;
●	“Preferred Units” refers to the Senior Preferred Units of the operating partnership;
●	“Unitholders” or “unitholders” refers to holders of Class A Units, holders of Class B Units or holders of Preferred Units, as indicated or as the context requires for each such reference; and
●	references to any fiscal year are to the fiscal year ended or ending on July 31 of the applicable year.

Also, the following terms are defined in this Item 2 of this Quarterly Report on Form 10-Q:

●	Amended Ferrellgas Partners LPA
●	Credit Agreement
●	Credit Facility

●	Effective Date
●	Ferrellgas Partners Notes
●	OpCo LPA Amendment

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

●	the effect of weather conditions on the demand for propane;
●	the prices of wholesale propane, motor fuel and crude oil;
●	disruptions to the supply of propane;
●	competition from other industry participants and other energy sources;
●	energy efficiency and technology advances;
●	adverse changes in our relationships with our national tank exchange customers;
●	significant delays in the collection of accounts or notes receivable;
●	customer, counterparty, supplier or vendor defaults;
●	changes in demand for, and production of, hydrocarbon products;
●	disruptions to railroad operations on the railroads we use;
●	increased trucking and rail regulations;
●	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
●	our inability to complete acquisitions or to successfully integrate acquired operations;
●	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
●	the impact of pending and future legal proceedings;
●	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;

●	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
●	economic and political instability, particularly in areas of the world tied to the energy industry;
●	disruptions in the capital and credit markets; and
●	access to available capital to meet our operating and debt-service requirements.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2021 and in any more recent filings with the SEC. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

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

Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Class B Units and the Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. For information regarding the economic and other terms of the Class B Units and the Preferred Units, see Note H – Equity and Note G – Preferred units – to our condensed consolidated financial statements included elsewhere herein.

Our Class A Units of Ferrellgas Partners are traded on the OTC Pink Market under the symbol “FGPR”.

Our general partner performs all management functions for us. The parent of our general partner, Ferrell Companies, currently beneficially owns approximately 23.4% of our outstanding Class A units. Ferrell Companies is owned 100% by an employee stock ownership trust.

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”) during the relevant historical periods.

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

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our audited historical consolidated financial statements and accompanying Notes thereto included in our Annual Report on Form 10-K for fiscal 2021 and in our unaudited historical condensed consolidated financial statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists one material difference between Ferrellgas Partners and the operating partnership:

●	Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan. The outstanding principal and accrued interest at October 31, 2021 was $13.8 million. As of October 31, 2021, the operating partnership had additional intercompany receivables from Ferrellgas Partners not related to the term loan totaling $3.9 million.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2022 and 2023 sales commitments and, as of October 31, 2021, we have experienced net mark-to-market gains of approximately $140.1 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2021, we estimate 77% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended October 31, 2021 and 2020

During the three months ended October 31, 2021, we recognized net loss attributable to Ferrellgas Partners, L.P. of $8.6 million, compared to net loss attributable to Ferrellgas Partners, L.P. of $46.1 million during the three months ended October 31, 2020. This decreased loss primarily reflects an $8.7 million increase in “Gross margin – Propane and other gas liquid sales” and a $28.8 million decrease in “Interest expense.”

“Interest expense” for Ferrellgas Partners decreased $28.8 million primarily due to (i) a decrease in interest on the Ferrellgas Partners Notes and (ii) lower interest expense in 2021 as a result of the March 30, 2021 refinancing transactions.

Distributable cash flow attributable to equity investors increased to $15.3 million for the three months ended October 31, 2021 compared to $(22.4) million for the prior year period, primarily due to a $32.6 million decrease in net cash interest expense and a $3.5 million increase in Adjusted EBITDA.

Distributable cash flow excess increased to $(2.4) million in the current period from $(21.8) million in the prior year period, primarily due to a $32.6 million decrease in our net cash interest expense and a $3.5 million increase in Adjusted EBITDA, partially offset by a $17.0 million increase in distributions accrued or paid to preferred unitholders.

Consolidated Results of Operations

	Three months ended October 31,
(amounts in thousands)	2021	2020
Total revenues	$394,506	$300,894

Total cost of sales	224,148	141,294

Operating expense - personnel, vehicle, plant and other	117,112	109,027
Depreciation and amortization expense	20,295	21,390
General and administrative expense	12,575	13,080
Operating expense - equipment lease expense	5,690	6,830
Non-cash employee stock ownership plan compensation charge	909	708
Loss on asset sales and disposals	1,410	813
Operating income	12,367	7,752
Interest expense	(25,395)	(54,226)
Other income, net	4,264	108
Loss before income taxes	(8,764)	(46,366)
Income tax expense	96	87
Net loss	(8,860)	(46,453)
Net loss attributable to noncontrolling interest	(254)	(391)
Net loss attributable to Ferrellgas Partners, L.P.	(8,606)	(46,062)
Distribution to preferred unitholders	17,005	—
Less: General partner's interest in net loss	(86)	(461)
Class A Unitholders' interest in net loss	$(25,525)	$(45,601)

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net loss attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income, net, severance costs, legal fees and settlements related to non-core businesses, and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Distributable Cash Flow Attributable to Equity Investors. Distributable cash flow attributable to equity investors is calculated as Adjusted EBITDA minus net cash interest expense, maintenance capital expenditures and cash paid for income taxes, plus proceeds from certain asset sales. Management considers distributable cash flow attributable to equity investors a meaningful measure of Ferrellgas’ ability to declare and pay quarterly distributions to equity investors, including holders of the operating partnership’s Preferred Units. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Distributable Cash Flow Excess. Distributable cash flow excess is calculated as Distributable cash flow attributable to Class A and B Unitholders minus Distributions paid to Class A and B Unitholders. Distributable cash flow excess, if any, is retained to establish reserves, to reduce debt, to fund capital expenditures and for other partnership purposes and any shortage is funded from previously established reserves, cash on hand or borrowings under our Credit Facility or, previously, under our terminated accounts receivable securitization facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three months ended October 31, 2021 and 2020:

	Three months ended October 31,
(amounts in thousands)	2021	2020
Net loss attributable to Ferrellgas Partners, L.P.	$(8,606)	$(46,062)
Income tax expense	96	87
Interest expense	25,395	54,226
Depreciation and amortization expense	20,295	21,390
EBITDA	37,180	29,641
Non-cash employee stock ownership plan compensation charge	909	708
Loss on asset sales and disposals	1,410	813
Other income, net	(4,264)	(108)
Severance costs	216	684
Legal fees and settlements related to non-core businesses	2,131	2,508
Net loss attributable to noncontrolling interest	(254)	(391)
Adjusted EBITDA	37,328	33,855
Net cash interest expense (a)	(19,119)	(51,716)
Maintenance capital expenditures (b)	(3,579)	(5,177)
Cash paid for income taxes	—	(35)
Proceeds from certain asset sales	641	700
Distributable cash flow attributable to equity investors	15,271	(22,373)
Less: Distributions accrued or paid to preferred unitholders	17,345	—
Distributable cash flow attributable to general partner and non-controlling interest	(340)	575
Distributable cash flow attributable to Class A and B Unitholders	(2,414)	(21,798)
Less: Distributions paid to Class A and B Unitholders	—	—
Distributable cash flow excess	$(2,414)	$(21,798)
(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net. This amount includes interest expense related to the terminated accounts receivable securitization facility.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.

Operating Results for the three months ended October 31, 2021 and 2020

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2021	2020	Increase (Decrease)
As of October 31,
Retail customers	686,752	706,718	(19,966)	(3)%
Tank exchange selling locations	60,945	62,226	(1,281)	(2)%

(amounts in thousands)
Three months ended October 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	115,825	118,018	(2,193)	(2)%
Wholesale - Sales to Resellers	44,055	49,590	(5,535)	(11)%
	159,880	167,608	(7,728)	(5)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$252,510	$174,645	$77,865	45%
Wholesale - Sales to Resellers	113,971	102,612	11,359	11%
Other Gas Sales (a)	6,223	3,792	2,431	64%
Other (b)	21,802	19,845	1,957	10%
Propane and related equipment revenues	$394,506	$300,894	$93,612	31%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$100,282	$90,734	$9,548	11%
Wholesale - Sales to Resellers (a)	51,884	52,688	(804)	(2)%
Other (b)	18,192	16,178	2,014	12%
Propane and related equipment gross profit	$170,358	$159,600	$10,758	7%

Operating, general and administrative expense (d)	$129,687	$122,107	$7,580	6%
Operating expense - equipment lease expense	5,690	6,830	(1,140)	(17)%

Operating income	$12,367	$7,752	$4,615	60%

Depreciation and amortization expense	20,295	21,390	(1,095)	(5)%
Non-cash employee stock ownership plan compensation charge	909	708	201	28%
Loss on asset sales and disposals	1,410	813	597	73%
Legal fees and settlements related to non-core businesses	2,131	2,508	(377)	(15)%
Severance costs	216	684	(468)	NM
Adjusted EBITDA	$37,328	$33,855	$3,473	10%

NM – Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the three months ended October 31, 2021 decreased 5%, or 7.7 million gallons, from the prior year period due to decreased sales volumes to retail customers and to decreased sales volumes to tank exchange customers.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended October 31, 2021 averaged 151% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 169% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $1.28 and $0.51 per gallon during the three months ended October 31, 2021 and 2020, respectively, while the wholesale market price at Conway, Kansas averaged $1.29 and $0.48 per gallon during the three months ended October 31, 2021 and 2020, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $77.9 million compared to the prior year period due to continued focus on the management of the sales lifecycle, from asset utilization through final mile optimization.

Wholesale sales increased $11.4 million compared to the prior year period as a result of an increase in volume in non-retail opportunities.

Other gas sales increased $2.4 million and other revenues increased $2.0 million compared to the prior year period, respectively. Both of these increases are primarily due to revenue from services to customers provided in support of final mile operations.

Gross margin - Propane and other gas liquids sales

Gross margin increased $8.7 million primarily due to a $91.6 million increase in revenue, as discussed above, offset by an $82.9 million increase in related cost of sales as a result of increases in price per gallon.

Gross margin - other

Gross margin increased $2.0 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income increased $4.6 million primarily due to an $8.7 million increase in "Gross margin - Propane and other gas liquid sales" and a $2.0 million increase in “Gross margin – other,” both as discussed above, and a $1.1 million decrease in “Operating expense – equipment lease expense”, which is partially offset by a $7.6 million increase in “Operating, general and administrative expense”. The decrease in “Operating expense – equipment lease expense” was due to our entering into more finance leases instead of operating leases, resulting in less lease expense and greater interest expense and amortization expense. “Operating, general and administrative expense” increased due to an $8.1 million increase in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $0.5 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to planned increases for workforce .

Adjusted EBITDA

Adjusted EBITDA increased $3.5 million primarily due to an $8.7 million increase in "Gross margin - Propane and other gas liquid sales", a $2.0 million increase in “Gross margin – other,” and a $1.1 million decrease in “Operating expense – equipment lease expense”, each as discussed above, which is partially offset by a $7.6 million increase in “Operating, general and administrative expense”. “Operating, general and administrative expense” increased due to an $8.1 million increase in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $0.5 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to planned increases for workforce.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. As of October 31, 2021, our total liquidity was $409.9 million, which was comprised of $157.4 million in unrestricted cash and $252.5 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of October 31, 2021, letters of credit outstanding totaled $97.5 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of October 31, 2021, we had $11.5 million of restricted cash consisting of a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Our material known cash requirements continue to be our long-term debt, including current portion, and fixed rate interest obligations. These obligations reflect the operating partnership’s issuance of the $650.0 million aggregate principal amount of 2026 Notes and the $825.0 million aggregate principal amount of 2029 Notes and the other transactions effected on the Effective Date.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended October 31, 2021 to the twelve months ended July 31, 2021 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	(deficiency) approved	accrued or paid to	DCF ratio
	to equity investors	by our General Partner	equity investors	(a) (b)
Three months ended October 31, 2021	$15,271	$(2,074)	$17,345	0.9
Fiscal 2021	135,654	111,630	24,024
Less: Three months ended October 31, 2020	(22,373)	(22,373)	—
Twelve months ended October 31, 2021	$173,298	$131,929	$41,369	4.2

Twelve months ended July 31, 2021	135,654	111,630	24,024	5.6
Change	$37,644	$20,299	$17,345	2.2
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.
(b)	NM – Not Meaningful.

For the twelve months ended October 31, 2021, distributable cash flow attributable to equity investors increased $37.6 million compared to the twelve months ended July 31, 2021. As of October 31, 2021, the accrued quarterly distribution to Preferred Unitholders was $17.3 million. We paid $15.1 million of this distribution in November 2021. The remaining $2.2 million remains accrued as Tax Distributions as defined below under “Financing Activities – Distributions – Preferred unit distribution”. No cash distributions have been paid to our Class A Unitholders since the three months ended October 31, 2018. Thus, cash reserves, which we utilize to meet future anticipated expenditures, increased to $131.9 million during the twelve months ended October 31, 2021, compared to $111.6 million in the twelve months ended July 31, 2021.

Operating Activities

Ferrellgas Partners

Net cash used in operating activities was $15.3 million for the three months ended October 31, 2021, compared to net cash used in operating activities of $11.5 million for the three months ended October 31, 2020. This increase in cash used by operating activities was primarily due to a $38.2 million increase in working capital requirements and a $2.4 million outflow associated with other assets and other liabilities, partially offset by a $36.8 million increase in cash flow from operations.

The increase in working capital requirements for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 was primarily due to a $36.6 million increase in requirements for inventory partially due to rising propane prices in the current period, a $35.5 million increase in accrued interest expense related to the timing and nature of the restructuring transactions in March 2021 and the debt refinancing in April 2020, a $20.2 million increase in requirements for prepaid expenses and other current assets and a $13.8 million increase in requirements for accounts and notes receivable due to rising propane prices in the quarter that was partially offset by slight decreases in volume of propane sold. These increases were partially offset by a $46.2 million decrease in requirements for other current liabilities and a $21.6 million decrease in accounts payable.

The increase in cash flow from operations was primarily due to a $28.8 million decrease in "Interest expense", a $10.8 million increase in gross profit, and an increase of $4.2 million in “Other income, net”, partially offset by a net increase in “Operating expense – personnel, vehicle, plant and other” and “Operating expense – equipment lease expense” of $6.9 million.

The operating partnership

Net cash used in operating activities was $15.2 million for the three months ended October 31, 2021, compared to net cash used in operating activities of $11.5 million for the three months ended October 31, 2020. This increase in cash used by operating activities was primarily due to a $30.5 million increase in working capital requirements and a $3.1 million outflow associated with other assets and other liabilities, partially offset by a $29.8 million increase in cash flow from operations.

The increase in working capital requirements for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 was primarily due to a $36.6 million increase in requirements for inventory partially due to rising propane prices in the current period, a $27.8 million increase in accrued interest expense related to the timing and nature of the restructuring transactions in March 2021 and the debt refinancing in April 2020, a $20.2 million increase in requirements for prepaid expenses and other current assets, and a $13.8 million increase in requirements for accounts and notes receivable due to rising propane prices in the quarter that was partially offset by slight decreases in volume of propane sold. These increases were partially offset by a $46.2 million decrease in requirements for other current liabilities and a $21.6 million decrease in accounts payable.

The increase in cash flow from operations was primarily due to a $21.1 million decrease in "Interest expense", a $10.8 million increase in gross profit, and an increase of $4.8 million in “Other income, net”, partially offset by a net increase in “Operating expense – personnel, vehicle, plant and other” and “Operating expense – equipment lease expense” of $6.9 million.

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

Net cash used in investing activities was $29.6 million for the three months ended October 31, 2021, compared to net cash used in investing activities of $18.0 million for the three months ended October 31, 2020. This increase in net cash used in investing activities was primarily due to a $9.8 million increase in “Business acquisitions, net of cash acquired” and a $1.0 million increase in “Capital expenditures”.

Due to the mature nature of our operations we do not anticipate significant fluctuations in maintenance capital expenditures, with the exception of future decisions regarding lease versus buy financing options. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

The operating partnership

The investing activities discussed above also apply to the operating partnership, other than the net activity of the term loan credit agreement with Ferrellgas Partners, L.P. See “Disclosures about Effects of Transactions with Related Parties” below for further discussion.

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $68.3 million for the three months ended October 31, 2021, compared to net cash used in financing activities of $4.7 million for the three months ended October 31, 2020. This increase in cash flow used in financing activities was primarily due to $15.7 million in preferred unit distributions and $50.0 million in distributions to Class B unitholders, both of which occurred in the three months ended October 31, 2021.

Letters of credit outstanding at October 31, 2021 and July 31, 2021 totaled $97.5 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of October 31, 2021, we had available borrowing capacity under our Credit Facility of $252.5 million.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions paid, as discussed below.

Distributions

Partnership distributions

The Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Amended Ferrellgas Partners LPA”) requires Ferrellgas Partners to make quarterly cash distributions of all of its “available cash”. Available cash is defined in the Amended Ferrellgas Partners LPA as, generally, the sum of Ferrellgas’ Partners cash receipts less consolidated cash disbursements and net changes in reserves established by our general partner for future requirements. In general, the amount of Ferrellgas Partners’ available cash depends primarily on whether and the extent to which Ferrellgas Partners receives cash distributions from the operating partnership, as such distributions generally would be Ferrellgas Partners’ only significant cash receipts.

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million (which was the outstanding principal amount of the Ferrellgas Partners Notes), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after March 30, 2021 (the “Effective Date”) is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note H – Equity in the notes to our condensed consolidated financial statements.

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. In fact, on October 8, 2021, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million entirely to the Class B Unitholders, without making any distribution to Class A Unitholders and the general partner. In our Annual Report on Form 10-K for fiscal 2021, see “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution.”

Ferrellgas Partners does not intend to pay any distributions to Class A Unitholders or the general partner for the three months ended October 31, 2021.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners and the general partner will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and 2029 Notes, the credit agreement (the “Credit Agreement”) that provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million, and the First Amendment to the Amended OpCo LPA which sets forth the preferences, rights, privileges and other terms governing the Preferred Units (the “OpCo LPA Amendment”) contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note F – Debt and Note G – Preferred units for a discussion of these limitations. In our Annual Report on Form 10-K for fiscal 2021, see “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Our ability to make cash distributions to holders of Class A Units and Class B Units is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership, which are limited by our obligations under the Indentures, the Credit Agreement and the OpCo LPA Amendment and may be limited by a variety of other factors. Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units.”

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

The Quarterly Distribution may be paid in cash or, at the election of the operating partnership “in kind” through the issuance of additional Preferred Units (“PIK Units”) at the quarterly Distribution Rate plus an applicable premium that escalates each year from 75 bps to 300 bps so long as the Preferred Units remain outstanding. In the event the operating partnership fails to make any Quarterly Distribution in cash, such Quarterly Distribution will automatically be paid in PIK Units.

The Distribution Rate on the Preferred Units will increase upon violation of certain protective provisions for the benefit of Preferred Unit holders notwithstanding the cap mentioned above.

As of October 31, 2021, the Quarterly Distribution accrued was $17.3 million. On November 15, 2021, $15.1 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining $2.2 million represents Tax Distributions accrued as defined below.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders during the quarter ended October 31, 2021. On October 8, 2021, Ferrellgas Partners paid a cash distribution to holders of the Class B Units in the amount of $38.46 per Class B Unit or approximately $49.9 million in the aggregate. As permitted by the Amended Ferrellgas LPA as described above, Ferrellgas Partners made this distribution solely to Class B Unitholders without any contemporaneous distribution to Class A Unitholders and the general partner.

On September 14, 2021, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $49.9 million, which Ferrellgas Partners used to pay the October 8, 2021 distribution to its Class B Unitholders described above. The operating partnership also paid a cash distribution during the quarter ended October 31, 2021 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

Cash distributions paid

The operating partnership paid cash distributions during the three months ended October 31, 2021 to Ferrellgas Partners and to holders of the Preferred Units as described above. The operating partnership did not pay any cash distributions of during the three months ended October 31, 2020.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $71.2 million for the three months ended October 31, 2021, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the three months ended October 31, 2021, the operating partnership paid distributions to Ferrellgas Partners as described above.

Term loan credit agreement between Ferrellgas Partners and the operating partnership

As discussed in Note L – Transactions with related parties in the notes to the condensed consolidated financial statements of the operating partnership, on January 8, 2021 Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan. The outstanding principal and accrued interest at October 31, 2021 was $13.8 million.

Contractual Obligations

As of October 31, 2021, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for fiscal 2021. For additional information regarding our debt obligations, see Note F – Debt to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2021. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

When employed, our risk management strategy involves taking positions in the financial markets that are not more than the forecasted purchases of fuel for our internal use in supply and retail propane delivery fleet in order to minimize the risk of decreased earnings from an adverse price change. This risk management strategy locks in our purchase price and is successful when our gains or losses in the physical product markets are offset by our losses or gains in the financial markets. Our transport fuel financial derivatives are not designated as cash flow hedges.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2021 and July 31, 2021, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $35.6 million and $30.1 million as of October 31, 2021 and July 31, 2021, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $97.5 million and $107.7 million as of October 31, 2021 and July 31, 2021, respectively. We had no collateralized note payable borrowings, as we terminated our accounts receivable securitization facility on the Effective Date. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2021. During the three months ended October 31, 2021 no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of October 31, 2021.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2021, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2021, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) during the fiscal quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note M “Contingencies and commitments” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2021.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Wendel Parks assumed the principal financial officer responsibilities for the registrants effective December 15, 2021. Mr. Parks joined Ferrellgas as Corporate Controller in November 2021. Before joining Ferrellgas, Mr. Parks served as Controller and Director of Finance at Hubbell Incorporated for approximately three years, and prior to that he served as Division Controller at Danaher Corporation for approximately five years. Mr. Parks earned an MBA in Finance and a Bachelor’s in Accounting from the University of North Carolina at Charlotte. Mr. Parks did not assume the principal financial officer responsibilities pursuant to any arrangement or understanding between Mr. Parks and any other person. There are no family relationships between Mr. Parks and any previous or current executive officers or directors of the registrants or our general partner. There has not been any transaction, nor is there any currently proposed transaction, that requires disclosure under Item 404(a) of Regulation S-K in connection with the foregoing. No changes to Mr. Parks’ compensation arrangements have been made or are contemplated in connection with the foregoing.

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

3.12	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.
4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 3.1 to our Current Report on Form 8-K filed April 5, 2021.
4.2

Indenture relating to 5.375% Senior Notes due 2026, dated as of March 30, 2020 (with form of Note attached), among Ferrellgas Escrow, LLC and FG Operating Finance Escrow Corp., as co-issuers, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 5, 2021.

4.3

Assumption Supplemental Indenture relating to 5.375% Senior Notes due 2026, dated as of March 30, 2021, among Ferrellgas, L.P. and Ferrellgas Finance Corp., as co-issuers, the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 5, 2021.

4.4

Indenture relating to 5.875% Senior Notes due 2029, dated as of March 30, 2020 (with form of Note attached), among Ferrellgas Escrow, LLC and FG Operating Finance Escrow Corp., as co-issuers, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed April 5, 2021.

4.5

Assumption Supplemental Indenture relating to 5.875% Senior Notes due 2029, dated as of March 30, 2021, among Ferrellgas, L.P. and Ferrellgas Finance Corp., as co-issuers, the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K filed April 5, 2021.

4.6

Investment Agreement, dated as of March 30, 2021, among Ferrellgas, L.P., Ferrellgas, Inc. and the several purchasers named therein. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 5, 2021.

4.7

Voting Agreement, dated as of March 30, 2021, among Ferrellgas, Inc., Ferrell Companies, Inc., and the holders of Class B Units of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 14, 2021.

4.8

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

# 10.3

Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed March 10, 2010; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

# 10.4

Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed September 29, 2014.

# 10.5

Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

# 10.6

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

# 10.7

Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed March 9, 2012; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

# 10.8	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed September 29, 2015.
# 10.9

Form of Indemnification Agreement, dated as of November 19, 2019, by and between Ferrellgas Partners, LP and each director and executive officer of Ferrellgas, Inc., its general partner. Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed December 6, 2019.

# 10.10

Change in Control Retention Bonus Letter Agreement with Tamria A. Zertuche, Senior Vice President and Chief Operating Officer. Incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q filed December 15, 2020.

# 10.11	Offer Letter, effective as of December 30, 2020, by and among Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 5, 2021.
# 10.12

Employment Agreement, dated as of December 31, 2020, by and among Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 5, 2021.

# 10.13

Executive Confidentiality and Restrictive Covenants Agreement, dated as of December 31, 2020, by and among Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed January 5, 2021.

10.14

Term Loan Credit Agreement, dated as of January 8, 2021, between Ferrellgas Partners, L.P., as the borrower, and Ferrellgas, L.P., as the lender. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 11, 2021.

# 10.15	Offer Letter, dated as of July 29, 2021, by and among Ferrellgas, Inc. and Dhiraj Cherian. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 15, 2021.

# 10.16

Executive Severance Agreement, dated as of September 20, 2021, by and among Ferrellgas, Inc. and Dhiraj Cherian. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed October 15, 2021.

# 10.17	Ferrellgas, Inc. Short Term Incentive Plan, effective August 1, 2020. Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed October 15, 2021.
*# 10.18	Separation and Release Agreement, dated as of December 1, 2021, by and among Ferrellgas, Inc. and Dhiraj Cherian.
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith
#	Management contracts or compensatory plans.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 15, 2021	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 15, 2021	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 15, 2021	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President; Chairman of the Board of Directors

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 15, 2021	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)