Form 10-Q
period 2022-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2022-03-11
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file numbers: 001-11331, 333-06693-02, 000-50182 and 000-50183

Ferrellgas Partners, L.P.

Ferrellgas Partners Finance Corp.

Ferrellgas, L.P.

Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware	43-1698480
Delaware	43-1742520
Delaware	43-1698481
Delaware	14-1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

One Liberty Plaza, Liberty, Missouri	64068
(Address of principal executive office)	(Zip Code)

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

At February 28, 2022, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $11,267 and $11,500 of restricted cash at January 31, 2022 and July 31, 2021, respectively)	$199,635	$281,952
Accounts and notes receivable, net	253,885	131,574
Inventories	118,143	88,379
Price risk management asset	93,827	78,001
Prepaid expenses and other current assets	47,526	39,092
Total current assets	713,016	618,998

Property, plant and equipment, net	586,819	582,118
Goodwill, net	251,065	246,946
Intangible assets (net of accumulated amortization of $436,177 and $432,032 at January 31, 2022 and July 31, 2021, respectively)	101,267	100,743
Operating lease right-of-use assets	82,046	87,611
Other assets, net	85,862	93,228
Total assets	$1,820,075	$1,729,644

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$113,337	$47,913
Broker margin deposit liability	86,596	79,178
Current portion of long-term debt	1,979	1,670
Current operating lease liabilities	26,048	25,363
Other current liabilities	183,315	166,822
Total current liabilities	411,275	320,946

Long-term debt	1,447,926	1,444,890
Operating lease liabilities	55,708	74,349
Other liabilities	55,812	61,189
Contingencies and commitments (Note M)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at January 31, 2022 and July 31, 2021)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at January 31, 2022 and July 31, 2021)	(1,197,371)	(1,214,813)
Class B (1,300,000 units outstanding at January 31, 2022 and July 31, 2021)	383,012	383,012
General partner unitholder (49,496 units outstanding at January 31, 2022 and July 31, 2021)	(71,498)	(72,178)
Accumulated other comprehensive income	91,096	88,866
Total Ferrellgas Partners, L.P. deficit	(794,761)	(815,113)
Noncontrolling interest	(7,234)	(7,966)
Total deficit	(801,995)	(823,079)
Total liabilities, mezzanine and deficit	$1,820,075	$1,729,644

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021
Revenues:
Propane and other gas liquids sales	$657,504	$528,434	$1,030,208	$809,483
Other	27,434	25,126	49,236	44,971
Total revenues	684,938	553,560	1,079,444	854,454

Costs and expenses:
Cost of sales - propane and other gas liquids sales	383,213	270,777	603,751	408,404
Cost of sales - other	3,557	3,504	7,167	7,171
Operating expense - personnel, vehicle, plant and other	128,013	115,247	245,125	224,274
Operating expense - equipment lease expense	6,022	6,862	11,712	13,692
Depreciation and amortization expense	21,944	21,249	42,239	42,639
General and administrative expense	15,784	20,475	28,359	33,555
Non-cash employee stock ownership plan compensation charge	751	762	1,660	1,470
(Gain) Loss on asset sales and disposals	(9,275)	80	(7,865)	893

Operating income	134,929	114,604	147,296	122,356

Interest expense	(25,139)	(52,595)	(50,534)	(106,821)
Other income, net	43	3,508	4,307	3,616
Reorganization expense - professional fees	—	(1,200)	—	(1,200)

Earnings before income taxes	109,833	64,317	101,069	17,951

Income tax expense	481	326	577	413

Net earnings	109,352	63,991	100,492	17,538

Net earnings attributable to noncontrolling interest	947	724	693	333

Net earnings attributable to Ferrellgas Partners, L.P.	$108,405	$63,267	$99,799	$17,205

Class A unitholders' interest in net earnings (Note N)	$13,001	$62,634	$9,354	$17,033

Basic and diluted net earnings per Class A Unit (Note N)	$2.68	$12.89	$1.93	$3.51

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021

Net earnings	$109,352	$63,991	$100,492	$17,538
Other comprehensive income (loss):
Change in value of risk management derivatives	(17,860)	36,957	55,072	42,724
Reclassification of gains on derivatives to earnings, net	(30,210)	(8,441)	(52,820)	(6,291)
Other comprehensive income (loss)	(48,070)	28,516	2,252	36,433
Comprehensive income	61,282	92,507	102,744	53,971
Comprehensive (income) loss attributable to noncontrolling interest	487	(288)	(22)	(368)
Comprehensive income attributable to Ferrellgas Partners, L.P.	$61,769	$92,219	$102,722	$53,603

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners'	Non-controlling	Total partners'
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	deficit	interest	deficit
Balance at July 31, 2021	4,857.6	1,300.0	49.5	$(1,214,813)	$383,012	$(72,178)	$88,866	$(815,113)	$(7,966)	$(823,079)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	892	—	8	—	900	9	909
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to preferred units	—	—	—	(16,835)	—	(170)	—	(17,005)	—	(17,005)
Net loss	—	—	—	(8,520)	—	(86)	—	(8,606)	(254)	(8,860)
Other comprehensive income	—	—	—	—	—	—	49,813	49,813	509	50,322
Balance at October 31, 2021	4,857.6	1,300.0	49.5	(1,239,276)	333,014	(72,426)	138,679	(840,009)	(7,702)	(847,711)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	736	—	7	—	743	8	751
Net earnings allocated to preferred units	—	—	—	(16,154)	—	(163)	—	(16,317)	—	(16,317)
Net earnings	—	—	—	57,323	49,998	1,084	—	108,405	947	109,352
Other comprehensive loss	—	—	—	—	—	—	(47,583)	(47,583)	(487)	(48,070)
Balance at January 31, 2022	4,857.6	1,300.0	49.5	$(1,197,371)	$383,012	$(71,498)	$91,096	$(794,761)	$(7,234)	$(801,995)

	Number of units				Accumulated	Total Ferrellgas
		General		General	other	Partners, L.P.
	Class A	partner	Class A	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholder	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2020	4,857.6	49.5	$(1,126,452)	$(71,287)	$(2,303)	$(1,200,042)	$(8,226)	$(1,208,268)
Contributions in connection with non-cash ESOP compensation charges	—	—	694	7	—	701	7	708
Net loss	—	—	(45,601)	(461)	—	(46,062)	(391)	(46,453)
Other comprehensive income	—	—	—	—	7,837	7,837	80	7,917
Balance at October 31, 2020	4,857.6	49.5	(1,171,359)	(71,741)	5,534	(1,237,566)	(8,530)	(1,246,096)
Contributions in connection with non-cash ESOP compensation charges	—	—	746	8	—	754	8	762
Net earnings	—	—	62,634	633	—	63,267	724	63,991
Other comprehensive income	—	—	—	—	28,228	28,228	288	28,516
Balance at January 31, 2021	4,857.6	49.5	$(1,107,979)	$(71,100)	$33,762	$(1,145,317)	$(7,510)	$(1,152,827)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$100,492	$17,538
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	42,239	42,639
Non-cash employee stock ownership plan compensation charge	1,660	1,470
(Gain) loss on asset sales and disposals	(7,865)	893
Provision for expected credit losses	1,041	2,166
Deferred income tax expense	3	—
Other	3,698	3,995
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(123,352)	(107,008)
Inventories	(29,764)	(17,809)
Prepaid expenses and other current assets	(8,432)	(7,296)
Accounts payable	64,770	45,380
Accrued interest expense	751	13,843
Other current liabilities	13,137	45,062
Other assets and liabilities	(6,857)	3,578
Net cash provided by operating activities	51,521	44,451

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,609)	—
Capital expenditures	(40,599)	(35,333)
Proceeds from sale of assets	1,527	3,144
Net cash used in investing activities	(48,681)	(32,189)

Cash flows from financing activities:
Preferred unit distributions	(31,151)	—
Distributions to Class B unitholders	(49,998)	—
Payments on long-term debt	(876)	(1,120)
Cash paid for financing costs	(337)	(14,960)
Cash payments for principal portion of lease liability	(2,795)	(3,460)
Net cash used in financing activities	(85,157)	(19,540)

Net change in cash, cash equivalents and restricted cash	(82,317)	(7,278)
Cash, cash equivalents and restricted cash - beginning of period	281,952	333,761
Cash, cash equivalents and restricted cash - end of period	$199,635	$326,483

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership. Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt securities issued by Ferrellgas Partners. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the holders of Preferred Units (as defined in Note F – Preferred units) are the only limited partners of the operating partnership. Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership.

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of January 31, 2022, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, currently beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Due to seasonality, the results of operations for the six months ended January 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2022.

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

(2) Goodwill, net: The operating partnership tests goodwill for impairment annually during the second fiscal quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. During the most recent impairment testing conducted during the fiscal quarter ended January 31, 2022, the operating partnership determined that goodwill was not impaired.

(3) New accounting standards:

No new accounting standards were adopted during the six months ended January 31, 2022.

C.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2022	July 31, 2021
Propane gas and related products	$104,688	$75,848
Appliances, parts and supplies, and other	13,455	12,531
Inventories	$118,143	$88,379

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2022, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 376,000 gallons of propane at fixed prices, net of contracts to deliver.

Prepaid expenses and other current assets consist of the following:

	January 31, 2022	July 31, 2021
Broker margin deposit assets	$21,403	$21,068
Other	26,123	18,024
Prepaid expenses and other current assets	$47,526	$39,092

Other current liabilities consist of the following:

	January 31, 2022	July 31, 2021
Accrued interest	$29,846	$29,095
Customer deposits and advances	39,713	35,734
Accrued payroll	25,608	28,143
Accrued insurance	8,786	11,104
Accrued senior preferred units distributions	17,738	16,013
Other	61,624	46,733
Other current liabilities	$183,315	$166,822

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021
Operating expense - personnel, vehicle, plant and other	$58,194	$56,723	$112,641	$104,253
Depreciation and amortization expense	3,801	1,958	6,336	6,481
Operating expense - equipment lease expense	3,132	5,793	7,667	11,676
	$65,127	$64,474	$126,644	$122,410

Cash and cash equivalents consist of the following:

	January 31, 2022	July 31, 2021
Cash and cash equivalents	$188,368	$270,452
Restricted cash (1)	11,267	11,500
Cash, cash equivalents and restricted cash	$199,635	$281,952

(1)	As of January 31, 2022 and July 31, 2021, restricted cash consists of an $11.3 million and $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.  Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2022	2021
Cash paid for:
Interest	$46,020	$88,107
Income taxes	$407	$305
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$644	$—
Change in accruals for property, plant and equipment additions	$1,140	$(178)
Lease liabilities arising from operating right-of-use assets	$9,045	$4,262
Lease liabilities arising from finance right-of-use assets	$872	$972
Accrued senior preferred units distributions	$17,738	$—

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	January 31, 2022	July 31, 2021
Accounts receivable	$258,017	$135,182
Note receivable	2,648	13,648
Less: Allowance for expected credit losses	(6,780)	(17,256)
Accounts and notes receivable, net	$253,885	$131,574

E.    Debt

Long-term debt

Long-term debt consists of the following:

	January 31, 2022	July 31, 2021
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$650,000	$650,000
Fixed rate, 5.875%, due 2029 (1)	825,000	825,000

Notes payable
9.0% and 8.8% weighted average interest rate at January 31, 2022 and July 31, 2021, respectively, due 2022 to 2029, net of unamortized discount of $570 and $573 at January 31, 2022 and July 31, 2021, respectively	4,978	3,882
Total debt, excluding unamortized debt issuance and other costs	1,479,978	1,478,882
Unamortized debt issuance and other costs	(30,073)	(32,322)
Less: current portion of long-term debt	1,979	1,670
Long-term debt	$1,447,926	$1,444,890
(1)	On March 30, 2021 (the “Effective Date”), two wholly-owned subsidiaries of the operating partnership (referred to herein as the Escrow Issuers) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (referred to herein as the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (referred to herein as the “2029 Notes”). On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.

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

Amounts borrowed under the Credit Facility bear interest, at the operating partnership's option, at either (a) for base rate loans, (i) a base rate determined by reference to the highest of (A) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (B) the NYFRB Rate from time to time plus 0.50% per annum and (C) the Adjusted LIBO Rate for a one-month interest period plus 1.00% per annum plus (ii) a margin of 1.50% to 2.00% per annum depending on total net leverage or (b) for Eurodollar rate loans, (i) a rate determined by reference to the Adjusted LIBO Rate plus (ii) a margin of 2.50% to 3.00% per annum depending on total net leverage. The operating partnership is required to pay an undrawn fee to the lenders on the average daily unused amount of the Credit Facility at a rate of 0.375% to 0.50% per annum depending on total net leverage.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023). As of January 31, 2022, the operating partnership is in compliance with the availability and total net leverage ratio requirements.

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

Senior unsecured notes

On the Effective Date, (i) the Escrow Issuers issued $650.0 million aggregate principal amount of 2026 Notes and $825.0 million aggregate principal amount of 2029 Notes, and (ii) the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes upon the merger of the Escrow Issuers into the operating partnership and Ferrellgas Finance Corp., respectively. The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,441.2 million, after deducting the initial purchasers’ discount and estimated offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units, as discussed in Note F – Preferred units, and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 6.50% senior unsecured notes due 2021 (the “2021 Notes”), 6.75% senior unsecured notes due 2022 (the “2022 Notes”), 6.75% senior unsecured notes due 2023 (the “2023 Notes”) and 10.00% senior secured notes due 2025 (the “2025 Notes”), in the aggregate combined principal amount for all such notes of $2,175.0 million, and (ii) to repay all outstanding obligations under the agreement governing the accounts receivable securitization facility (the “Accounts Receivables Facility”) in connection with the termination of that facility.

The 2026 Notes and 2029 Notes are the senior unsecured obligations of the operating partnership and Ferrellgas Finance Corp. and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC.

The 2026 Notes may be redeemed prior to April 1, 2023 and the 2029 Notes may be redeemed prior to April 1, 2024 at the issuers’ option, in whole or in part, at a redemption price of par plus the applicable make-whole premium and accrued and unpaid interest. On and after April 1, 2023 and April 1, 2024, the 2026 Notes and the 2029 Notes, respectively, may be redeemed at the issuers’ option, in whole or in part, at the redemption prices set forth in the respective indenture governing such notes, plus accrued and unpaid interest. Beginning on April 1, 2025 and April 1, 2026, the 2026 Notes and 2029 Notes, respectively, may be redeemed at par plus accrued and unpaid interest.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of January 31, 2022, the operating partnership is in compliance with the total net leverage ratio and fixed charge coverage ratio requirements.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2022	$793
2023	1,709
2024	1,139
2025	930
2026	650,710
Thereafter	825,267
Total	$1,480,548

Letters of credit outstanding at January 31, 2022 and July 31, 2021 totaled $91.2 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of January 31, 2022, Ferrellgas had available borrowing capacity under its Credit Facility of $258.8 million.

F.    Preferred units

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

The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described in Note E - Debt, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at January 31, 2022, are immaterial to the financial statements.

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

As of January 31, 2022, the Quarterly Distribution accrued was $17.7 million. On February 15, 2022, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.3 million represents additional amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

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

Protective Provisions

The OpCo LPA Amendment and the Amended Ferrellgas Partners LPA (as defined in Note G – Equity (Deficit)) include, among other things, certain covenants for the benefit of holders of Preferred Units applicable to the operating partnership and, in certain instances, Ferrellgas Partners, for so long as at least $35,000,000 of Preferred Units and PIK Units remain outstanding. These covenants include, among other things, limitations on (i) effecting a Change of Control, (ii) amending organizational documents, (iii) issuing certain equity securities, (iv) issuing Preferred Units, (v) filing for bankruptcy, (vi) non-ordinary course investments, and (vii) incurring certain levels of indebtedness.

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

G.    Equity (Deficit)

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

In the first five years after the Effective Date, Ferrellgas Partners may redeem the Class B Units, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit, less any cash distributed prior to the redemption, if called in the first year after issuance. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through January 31, 2022.

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

Class A Units

As of January 31, 2022 and July 31, 2021, Class A Units were beneficially owned by the following:

	January 31, 2022	July 31, 2021
Public Class A Unitholders (1)	3,480,621	3,480,621
Ferrell Companies (2)	1,126,468	1,126,468
FCI Trading Corp. (3)	9,784	9,784
Ferrell Propane, Inc. (4)	2,560	2,560
James E. Ferrell (5)	238,172	238,172
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
(5)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to Class A Unitholders or the general partner for the six months ended January 31, 2022. On October 8, 2021, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Class B Unitholders.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities  for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2022 and 2021.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and Preferred Units) concurrent with the issuance of other additional equity.

During the six months ended January 31, 2022, the general partner made non-cash contributions of $32.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

During the six months ended January 31, 2021, the general partner made non-cash contributions of $30.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

H.    Leases

The following table provides the operating and financing right-of-use assets and lease liabilities as of January 31, 2022 and July 31, 2021:

Leases	Classification	January 31, 2022	July 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$82,046	$87,611
Financing lease assets	Other assets, net	33,564	34,858
Total leased assets		$115,610	$122,469

Liabilities
Current
Operating	Current operating lease liabilities	$26,048	$25,363
Financing	Other current liabilities	6,262	7,479
Noncurrent
Operating	Operating lease liabilities	55,708	74,349
Financing	Other liabilities	27,427	28,029
Total leased liabilities		$115,445	$135,220

The following table provides the lease expenses for the three and six months ended January 31, 2022 and 2021:

		For the three months ended January 31,		For the six months ended January 31,
Leases expense	Classification	2022	2021	2022	2021
Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,729	$1,497	$3,438	$3,280
	Operating expense - equipment lease expense	5,228	6,513	10,460	12,955
	Cost of sales - propane and other gas liquids sales	352	492	792	1,018
	General and administrative expense	599	194	1,072	476
Total operating lease expense		7,908	8,696	15,762	17,729

Short-term expense	Operating expense - personnel, vehicle, plant and other	1,673	1,873	3,481	3,905
	General and administrative expense	78	123	164	364
Total short-term expense		1,751	1,996	3,645	4,269

Variable lease expense	Operating expense - personnel, vehicle, plant and other	770	798	1,540	1,544
	Operating expense - equipment lease expense	506	349	964	737
Total variable lease expense		1,276	1,147	2,504	2,281

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	1,933	2,189	2,784	4,354
Interest on lease liabilities	Interest expense	672	963	1,610	1,908
Total finance lease expense		2,605	3,152	4,394	6,262

Total lease expense		$13,540	$14,991	$26,305	$30,541

Minimum annual payments under existing operating and finance lease liabilities as of January 31, 2022 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2022	$15,158	$4,522	$19,680
2023	27,224	8,482	35,706
2024	21,216	8,215	29,431
2025	14,907	8,109	23,016
2026	5,727	7,259	12,986
Thereafter	17,660	5,112	22,772
Total lease payments	$101,892	$41,699	$143,591
Less: Imputed interest	20,136	8,010	28,146
Present value of lease liabilities	$81,756	$33,689	$115,445

The following table represents the weighted-average remaining lease term and discount rate as of January 31, 2022:

	As of January 31, 2022
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.0	7.7%
Finance leases	4.8	8.4%

Cash flow information is presented below:

	For the six months ended January 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$16,415	$17,546

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$1,500	$1,729
Financing cash flows	$2,795	$3,460

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

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021
Retail - Sales to End Users	$496,745	$378,350	$749,255	$552,995
Wholesale - Sales to Resellers	154,594	138,730	268,565	241,342
Other Gas Sales	6,165	11,354	12,388	15,146
Other	27,434	25,126	49,236	44,971
Propane and related equipment revenues	$684,938	$553,560	$1,079,444	$854,454

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	January 31, 2022	July 31, 2021
Accounts receivable	$247,162	$138,757
Contract assets	$13,503	$10,074
Contract liabilities
Deferred revenue (1)	$53,397	$49,354
(1)	Of the beginning balance of deferred revenue, $13.3 million was recognized as revenue during the six months ended January 31, 2022.

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

J.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2022 and July 31, 2021:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2022:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$105,536	$—	$105,536
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(13,498)	$—	$(13,498)

July 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$94,244	$—	$94,244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,458)	$—	$(4,458)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2022 and July 31, 2021, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,375.0 million and $1,466.4 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2022 and 2021, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of January 31, 2022 and July 31, 2021:

	Final	January 31, 2022
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$93,827	Other current liabilities	$13,139
Commodity derivatives-propane		Other assets, net	11,709	Other liabilities	359
		Total	$105,536	Total	$13,498

	Final	July 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Price risk management asset	$78,001	Other current liabilities	$3,429
Commodity derivatives-propane		Other assets, net	16,243	Other liabilities	1,029
		Total	$94,244	Total	$4,458

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2022 and July 31, 2021, respectively:

	January 31, 2022
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,403	Other current liabilities	$86,596
	Other assets, net	4,910	Other liabilities	11,355
		$26,313		$97,951

	July 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,068	Other current liabilities	$79,178
	Other assets, net	3,036	Other liabilities	15,489
		$24,104		$94,667

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2022 and 2021 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2022
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(17,860)	Cost of sales-propane and other gas liquids sales	$30,210	$—
	$(17,860)		$30,210	$—

	For the three months ended January 31, 2021
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$36,957	Cost of sales-propane and other gas liquids sales	$8,441	$—
	$36,957		$8,441	$—

	For the six months ended January 31, 2022
			Amount of Gain (Loss)
	Amount of Gain	Location of Gain (Loss)	Reclassified from
	(Loss) Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$55,072	Cost of product sold- propane and other gas liquids sales	$52,820	$—
	$55,072		$52,820	$—

	For the six months ended January 31, 2021
			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$42,724	Cost of product sold- propane and other gas liquids sales	$6,291	$—
	$42,724		$6,291	$—

The changes in derivatives included in AOCI for the six months ended January 31, 2022 and 2021 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2022	2021
Beginning balance (1)	$89,786	$(2,313)
Change in value of risk management commodity derivatives	55,072	42,724
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(52,820)	(6,291)
Ending balance (1)	$92,038	$34,120
(1)	Beginning balances in the table above include AOCI activity related to non-controlling interest of $0.9 million and $10.0 thousand for fiscal 2022 and 2021, respectively. Ending balances for the six months ended January 31, 2022 and January 31, 2021 include AOCI activity related to non-controlling interest of $0.9 million and $0.4 million, respectively.

Ferrellgas expects to reclassify net gains of approximately $80.7 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the six months ended January 31, 2022 and 2021, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2022, Ferrellgas had financial derivative contracts covering 5.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2022, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2022.

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

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021
Operating expense	$71,803	$70,655	$136,752	$131,635

General and administrative expense	$8,786	$10,375	$15,015	$17,094

See additional discussions about transactions with the general partner and related parties in Note G – Equity (Deficit).

Term loan credit agreement with Ferrellgas Partners, L.P.

On January 8, 2021, Ferrellgas Partners, L.P. entered into a term loan credit agreement with Ferrellgas, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional principal prepayment of $9.0 million on the term loan. The outstanding principal and accrued interest at January 31, 2022 was $14.5 million.

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

The lawsuit is in the summary judgment stage. As such, management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

Long-term debt related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note E – Debt for a description of these debt obligations and a schedule of future maturities.

N.    Net earnings per unitholders’ interest

Below is a calculation of the basic and diluted net earnings per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021

	(in thousands, except per common unit amounts)
Net earnings attributable to Ferrellgas Partners, L.P.	$108,405	$63,267	$99,799	$17,205
Less: Distributions to preferred unitholders	16,317	—	33,322	—
Less: Distribution to Class B unitholders	—	—	49,998	—
Less: Allocation of undistributed net earnings to Class B units	78,003	—	6,127	—
Less: General partner's interest in net earnings	1,084	633	998	172
Undistributed net earnings attributable to Class A unitholders	13,001	62,634	9,354	17,033
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6	4,857.6
Basic and diluted undistributed net earnings per Class A Unit	$2.68	$12.89	$1.93	$3.51

Class B Units considerations

The Class B Units meet the definition of a participating security and the two-class method is required. For any periods in which earnings are recognized, the earnings will first be allocated 100% to the Class B Units until the allocation equals the cumulative amount of all distributions paid to the Class B Units. Any remaining undistributed net earnings will be allocated between the Class B Units and the Class A Units on a six-to-one basis as if all undistributed earnings had been distributed to each class of units in accordance with their distribution rights. For any periods in which losses are recognized, no effect is given to the Class B Units as they do not contractually participate in the losses of Ferrellgas.

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

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2022	July 31, 2021
ASSETS
Cash	$267	$1,000
Total assets	$267	$1,000

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$682	$—
Total current liabilities	$682	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	39,486	39,486
Accumulated deficit	(40,901)	(39,486)
Total stockholder’s equity (deficit)	(415)	1,000
Total liabilities and equity (deficit)	$267	$1,000

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021
General and administrative expense	$1,415	$225	$1,415	$2,149

Net loss	$(1,415)	$(225)	$(1,415)	$(2,149)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,415)	$(2,149)
Changes in operating assets and liabilities:
Other current liabilities	682	—
Prepaid expenses and other current assets	—	1,850
Cash used in operating activities	(733)	(299)

Cash flows from financing activities:
Capital contribution	—	299
Cash provided by financing activities	—	299

Net change in cash	(733)	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$267	$1,000

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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”), which Ferrellgas Partners failed to repay, and which obligation was only reported on Ferrellgas Partners’ condensed consolidated balance sheet. On March 30, 2021, Ferrellgas Partners issued 1.3 million of its Class B Units in exchange for the holders’ contribution of the Ferrellgas Partners Notes to Ferrellgas Partners as a capital contribution and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. As of January 31, 2022, Ferrellgas Partners had no debt securities outstanding, and the Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $11,267 and $11,500 of restricted cash at January 31, 2022 and July 31, 2021, respectively)	$199,395	$281,688
Accounts and notes receivable, net	253,885	131,574
Inventories	118,143	88,379
Price risk management asset	93,827	78,001
Loan receivable - Ferrellgas Partners, L.P.	18,326	—
Prepaid expenses and other current assets	47,484	39,073
Total current assets	731,060	618,715

Property, plant and equipment, net	586,819	582,118
Goodwill, net	251,065	246,946
Intangible assets (net of accumulated amortization of $436,177 and $432,032 at January 31, 2022 and July 31, 2021, respectively)	101,267	100,743
Operating lease right-of-use assets	82,046	87,611
Loan receivable - Ferrellgas Partners, L.P.	—	17,001
Other assets, net	85,862	93,228
Total assets	$1,838,119	$1,746,362

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$113,337	$47,913
Broker margin deposit liability	86,596	79,178
Current portion of long-term debt	1,979	1,670
Current operating lease liabilities	26,048	25,363
Other current liabilities	182,999	166,604
Total current liabilities	410,959	320,728

Long-term debt	1,447,926	1,444,890
Operating lease liabilities	55,708	74,349
Other liabilities	55,812	61,189
Contingencies and commitments (Note M)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at January 31, 2022 and July 31, 2021)	651,349	651,349

Equity (Deficit):
Limited partners	(867,497)	(887,043)
General partner	(8,176)	(8,886)
Accumulated other comprehensive income	92,038	89,786
Total deficit	(783,635)	(806,143)
Total liabilities, mezzanine and deficit	$1,838,119	$1,746,362

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021

Revenues:
Propane and other gas liquids sales	$657,504	$528,434	$1,030,208	$809,483
Other	27,432	25,126	49,234	44,971
Total revenues	684,936	553,560	1,079,442	854,454

Costs and expenses:
Cost of sales - propane and other gas liquids sales	383,213	270,777	603,751	408,404
Cost of sales - other	3,557	3,504	7,167	7,171
Operating expense - personnel, vehicle, plant and other	128,013	115,247	245,125	224,274
Operating expense - equipment lease expense	6,022	6,862	11,712	13,692
Depreciation and amortization expense	21,944	21,249	42,239	42,639
General and administrative expense	15,778	20,254	28,353	33,330
Non-cash employee stock ownership plan compensation charge	751	762	1,660	1,470
(Gain) loss on asset sales and disposals	(9,275)	80	(7,865)	893

Operating income	134,933	114,825	147,300	122,581

Interest expense	(25,139)	(46,522)	(50,534)	(93,050)
Other income, net	772	3,759	5,729	3,867

Earnings before income taxes	110,566	72,062	102,495	33,398

Income tax expense	481	312	577	399

Net earnings	$110,085	$71,750	$101,918	$32,999

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021

Net earnings	$110,085	$71,750	$101,918	$32,999
Other comprehensive income:
Change in value of risk management derivatives	(17,860)	36,957	55,072	42,724
Reclassification of gains on derivatives to earnings, net	(30,210)	(8,441)	(52,820)	(6,291)
Other comprehensive income (loss)	(48,070)	28,516	2,252	36,433
Comprehensive income	$62,015	$100,266	$104,170	$69,432

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2021	$(887,043)	$(8,886)	$89,786	$(806,143)
Contributions in connection with non-cash ESOP compensation charges	900	9	—	909
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(17,005)	—	—	(17,005)
Net loss	(7,913)	(254)	—	(8,167)
Other comprehensive income	—	—	50,322	50,322
Balance at October 31, 2021	(961,061)	(9,131)	140,108	(830,084)
Contributions in connection with non-cash ESOP compensation charges	743	8	—	751
Net earnings allocated to preferred units	(16,317)	—	—	(16,317)
Net earnings	109,138	947	—	110,085
Other comprehensive loss	—	—	(48,070)	(48,070)
Balance at January 31, 2022	$(867,497)	$(8,176)	$92,038	$(783,635)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2020	$(821,462)	$(8,216)	$(2,313)	$(831,991)
Contributions in connection with non-cash ESOP compensation charges	701	7	—	708
Net loss	(38,360)	(391)	—	(38,751)
Other comprehensive income	—	—	7,917	7,917
Balance at October 31, 2020	(859,121)	(8,600)	5,604	(862,117)
Contributions in connection with non-cash ESOP compensation charges	754	8	—	762
Net earnings	71,026	724	—	71,750
Other comprehensive income	—	—	28,516	28,516
Balance at January 31, 2021	$(787,341)	$(7,868)	$34,120	$(761,089)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$101,918	$32,999
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	42,239	42,639
Non-cash employee stock ownership plan compensation charge	1,660	1,470
(Gain) loss on asset sales and disposals	(7,865)	893
Provision for expected credit losses	1,041	2,166
Deferred income tax expense	3	—
Other	3,701	3,996
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(123,352)	(107,008)
Inventories	(29,764)	(17,809)
Prepaid expenses and other current assets	(8,412)	(7,535)
Accounts payable	64,770	45,380
Accrued interest expense	751	72
Other current liabilities	13,039	43,861
Other assets and liabilities	(8,182)	3,327
Net cash provided by operating activities	51,547	44,451

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,609)	—
Capital expenditures	(40,599)	(35,333)
Proceeds from sale of assets	1,527	3,144
Loan to Ferrellgas Partners, L.P.	—	(19,900)
Net cash used in investing activities	(48,681)	(52,089)

Cash flows from financing activities:
Distributions to Ferrellgas Partners	(50,000)	—
Preferred unit distributions	(31,151)	—
Payments on long-term debt	(876)	(1,120)
Cash payments for principal portion of finance lease liability	(2,795)	(3,460)
Cash paid for financing costs and other	(337)	(14,960)
Net cash used in financing activities	(85,159)	(19,540)

Net change in cash, cash equivalents and restricted cash	(82,293)	(27,178)
Cash, cash equivalents and restricted cash - beginning of period	281,688	333,755
Cash, cash equivalents and restricted cash - end of period	$199,395	$306,577

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise designated)

(unaudited)

A.    Partnership organization and formation

Ferrellgas, L.P. (the “operating partnership”) is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a holding entity that conducts no operations and was formed to acquire and hold a limited partner interest in the operating partnership. Ferrellgas Partners and the holders of the Preferred Units (as defined in Note F – Preferred units) are the only limited partners of the operating partnership. Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units, owns an approximate 1% general partner economic interest in each and, therefore, an effective 2% general partner economic interest in the operating partnership.

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

Due to seasonality, the results of operations for the six months ended January 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2022.

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

(2) Goodwill, net: The operating partnership tests goodwill for impairment annually during the second fiscal quarter or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. During the most recent impairment testing conducted during the fiscal quarter ended January 31, 2022, the operating partnership determined that goodwill was not impaired.

(3) New accounting standards:

No new accounting standards were adopted during the six months ended January 31, 2022.

C.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2022	July 31, 2021
Propane gas and related products	$104,688	$75,848
Appliances, parts and supplies, and other	13,455	12,531
Inventories	$118,143	$88,379

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2022, Ferrellgas, L.P. had committed, for supply procurement purposes, to deliver approximately 376,000 gallons of propane at fixed prices, net of contracts to take delivery.

Prepaid expenses and other current assets consist of the following:

	January 31, 2022	July 31, 2021
Broker margin deposit assets	$21,403	$21,068
Other	26,081	18,005
Prepaid expenses and other current assets	$47,484	$39,073

Other current liabilities consist of the following:

	January 31, 2022	July 31, 2021
Accrued interest	$29,846	$29,095
Customer deposits and advances	39,713	35,734
Accrued payroll	25,608	11,104
Accrued insurance	8,786	28,143
Accrued senior preferred units distributions	17,738	16,013
Other	61,308	46,515
Other current liabilities	$182,999	$166,604

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021
Operating expense - personnel, vehicle, plant and other	$58,194	$56,723	$112,641	$104,253
Depreciation and amortization expense	3,801	1,958	6,336	6,481
Operating expense - equipment lease expense	3,132	5,793	7,667	11,676
	$65,127	$64,474	$126,644	$122,410

Cash and cash equivalents consist of the following:

	January 31, 2022	July 31, 2021
Cash and cash equivalents	$188,128	$270,188
Restricted cash (1)	11,267	11,500
Cash, cash equivalents and restricted cash	$199,395	$281,688

(1)	As of January 31, 2022 and July 31, 2021, restricted cash consists of an $11.3 million and $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2022	2021
Cash paid for:
Interest	$46,020	$88,107
Income taxes	$407	$290
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$644	$—
Change in accruals for property, plant and equipment additions	$1,140	$(178)
Lease liabilities arising from operating right-of-use assets	$9,045	$4,262
Lease liabilities arising from finance right-of-use assets	$872	$972
Accrued senior preferred units distributions	$17,738	$—

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	January 31, 2022	July 31, 2021
Accounts receivable	$258,017	$135,182
Note receivable	2,648	13,648
Less: Allowance for expected credit losses	(6,780)	(17,256)
Accounts and notes receivable, net	$253,885	$131,574

E.    Debt

Long-term debt

Long-term debt consists of the following:

	January 31, 2022	July 31, 2021
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$650,000	$650,000
Fixed rate, 5.875%, due 2029 (1)	825,000	825,000

Notes payable
9.0% and 8.8% weighted average interest rate at January 31, 2022 and July 31, 2021, respectively, due 2022 to 2029, net of unamortized discount of $570 and $573 at January 31, 2022 and July 31, 2021, respectively	4,978	3,882
Total debt, excluding unamortized debt issuance and other costs	1,479,978	1,478,882
Unamortized debt issuance and other costs	(30,073)	(32,322)
Less: current portion of long-term debt	1,979	1,670
Long-term debt	$1,447,926	$1,444,890
(1)	On March 30, 2021 (the “Effective Date”), two wholly-owned subsidiaries of the operating partnership (referred to herein as the Escrow Issuers) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (referred to herein as the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (referred to herein as the “2029 Notes”). On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.

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

Amounts borrowed under the Credit Facility bear interest, at the operating partnership's option, at either (a) for base rate loans, (i) a base rate determined by reference to the highest of (A) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (B) the NYFRB Rate from time to time plus 0.50% per annum and (C) the Adjusted LIBO Rate for a one-month interest period plus 1.00% per annum plus (ii) a margin of 1.50% to 2.00% per annum depending on total net leverage or (b) for Eurodollar rate loans, (i) a rate determined by reference to the Adjusted LIBO Rate plus (ii) a margin of 2.50% to 3.00% per annum depending on total net leverage. The operating partnership is required to pay an undrawn fee to the lenders on the average daily unused amount of the Credit Facility at a rate of 0.375% to 0.50% per annum depending on total net leverage.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023). As of January 31, 2022, the operating partnership is in compliance with the availability and total net leverage ratio requirements.

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

Senior unsecured notes

On the Effective Date, (i) the Escrow Issuers issued $650.0 million aggregate principal amount of 2026 Notes and $825.0 million aggregate principal amount of 2029 Notes, and (ii) the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes upon the merger of the Escrow Issuers into the operating partnership and Ferrellgas Finance Corp., respectively. The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,441.2 million, after deducting the initial purchasers’ discount and estimated offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units, as discussed in Note F – Preferred units, and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 6.50% senior unsecured notes due 2021 (the “2021 Notes”), 6.75% senior unsecured notes due 2022 (the “2022 Notes”), 6.75% senior unsecured notes due 2023 (the “2023 Notes”) and 10.00% senior secured notes due 2025 (the “2025 Notes”), in the aggregate combined principal amount for all such notes of $2,175.0 million, and (ii) to repay all outstanding obligations under the agreement governing the accounts receivable securitization facility (the “Accounts Receivables Facility”) in connection with the termination of that facility.

The 2026 Notes and 2029 Notes are the senior unsecured obligations of the operating partnership and Ferrellgas Finance Corp. and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC.

The 2026 Notes may be redeemed prior to April 1, 2023 and the 2029 Notes may be redeemed prior to April 1, 2024 at the issuers’ option, in whole or in part, at a redemption price of par plus the applicable make-whole premium and accrued and unpaid interest. On and after April 1, 2023 and April 1, 2024, the 2026 Notes and the 2029 Notes, respectively, may be redeemed at the issuers’ option, in whole or in part, at the redemption prices set forth in the respective indenture governing such notes, plus accrued and unpaid interest. Beginning on April 1, 2025 and April 1, 2026, the 2026 Notes and 2029 Notes, respectively, may be redeemed at par plus accrued and unpaid interest.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of January 31, 2022, the operating partnership is in compliance with the total net leverage ratio and fixed charge coverage ratio requirements.

The scheduled annual principal payments on long-term debt are as follows:

Payment due by fiscal year	Scheduled principal payments
2022	$793
2023	1,709
2024	1,139
2025	930
2026	650,710
Thereafter	825,267
Total	$1,480,548

Letters of credit outstanding at January 31, 2022 and July 31, 2021 totaled $91.2 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of January 31, 2022, Ferrellgas, L.P. had available borrowing capacity under its Credit Facility of $258.8 million.

F.    Preferred units

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

The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described in Note E - Debt, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at January 31, 2022, are immaterial to the financial statements.

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

As of January 31, 2022, the Quarterly Distribution accrued was $17.7 million. On February 15, 2022, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.3 million represents additional amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

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

G.    Equity (Deficit)

Partnership distributions

Ferrellgas, L.P. has recognized the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021
Ferrellgas Partners	$—	$—	$50,000	$—
General partner	—	—	—	—

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2022 and 2021.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest (excluding the interest attributable to the Preferred Units) concurrent with the issuance of other additional equity.

During the six months ended January 31, 2022, the general partner made non-cash contributions of $17.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the six months ended January 31, 2021, the general partner made non-cash contributions of $15.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

H.    Leases

The following table provides the operating and financing right-of-use assets and lease liabilities as of January 31, 2022 and July 31, 2021:

Leases	Classification	January 31, 2022	July 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$82,046	$87,611
Financing lease assets	Other assets, net	33,564	34,858
Total leased assets		$115,610	$122,469

Liabilities
Current
Operating	Current operating lease liabilities	$26,048	$25,363
Financing	Other current liabilities	6,262	7,479
Noncurrent
Operating	Operating lease liabilities	55,708	74,349
Financing	Other liabilities	27,427	28,029
Total leased liabilities		$115,445	$135,220

The following table provides the lease expenses for the three and six months ended January 31, 2022 and 2021:

		For the three months ended January 31,		For the six months ended January 31,
Leases expense	Classification	2022	2021	2022	2021
Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,729	$1,497	$3,438	$3,280
	Operating expense - equipment lease expense	5,228	6,513	10,460	12,955
	Cost of sales - propane and other gas liquids sales	352	492	792	1,018
	General and administrative expense	599	194	1,072	476
Total operating lease expense		7,908	8,696	15,762	17,729

Short-term expense	Operating expense - personnel, vehicle, plant and other	1,673	1,873	3,481	3,905
	General and administrative expense	78	123	164	364
Total short-term expense		1,751	1,996	3,645	4,269

Variable lease expense	Operating expense - personnel, vehicle, plant and other	770	798	1,540	1,544
	Operating expense - equipment lease expense	506	349	964	737
Total variable lease expense		1,276	1,147	2,504	2,281

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	1,933	2,189	2,784	4,354
Interest on lease liabilities	Interest expense	672	963	1,610	1,908
Total finance lease expense		2,605	3,152	4,394	6,262

Total lease expense		$13,540	$14,991	$26,305	$30,541

Minimum annual payments under existing operating and finance lease liabilities as of January 31, 2022 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2022	$15,158	$4,522	$19,680
2023	27,224	8,482	35,706
2024	21,216	8,215	29,431
2025	14,907	8,109	23,016
2026	5,727	7,259	12,986
Thereafter	17,660	5,112	22,772
Total lease payments	$101,892	$41,699	$143,591
Less: Imputed interest	20,136	8,010	28,146
Present value of lease liabilities	$81,756	$33,689	$115,445

The following table represents the weighted-average remaining lease term and discount rate as of January 31, 2022:

	As of January 31, 2022
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.0	7.7%
Finance leases	4.8	8.4%

Cash flow information is presented below:

	For the six months ended January 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$16,415	$17,546

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$1,500	$1,729
Financing cash flows	$2,795	$3,460

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

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021
Retail - Sales to End Users	$496,745	$378,350	$749,255	$552,995
Wholesale - Sales to Resellers	154,594	138,730	268,565	241,342
Other Gas Sales	6,165	11,354	12,388	15,146
Other	27,432	25,126	49,234	44,971
Propane and related equipment revenues	$684,936	$553,560	$1,079,442	$854,454

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	January 31, 2022	July 31, 2021
Accounts receivable	$247,162	$138,757
Contract assets	$13,503	$10,074
Contract liabilities
Deferred revenue (1)	$53,397	$49,354
(1)	Of the beginning balance of deferred revenue, $13.3 million was recognized as revenue during the six months ended January 31, 2022.

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

J.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2022 and July 31, 2021:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2022:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$105,536	$—	$105,536
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(13,498)	$—	$(13,498)

July 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$94,244	$—	$94,244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,458)	$—	$(4,458)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2022 and July 31, 2021, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,375.0 million and $1,466.4 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2022 and 2021, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s condensed consolidated balance sheets as of January 31, 2022 and July 31, 2021:

	Final	January 31, 2022
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$93,827	Other current liabilities	$13,139
Commodity derivatives-propane		Other assets, net	11,709	Other liabilities	359
		Total	$105,536	Total	$13,498

	Final	July 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Price risk management asset	$78,001	Other current liabilities	$3,429
Commodity derivatives-propane		Other assets, net	16,243	Other liabilities	1,029
		Total	$94,244	Total	$4,458

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2022 and July 31, 2021, respectively:

	January 31, 2022
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,403	Other current liabilities	$86,596
	Other assets, net	4,910	Other liabilities	11,355
		$26,313		$97,951

	July 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,068	Other current liabilities	$79,178
	Other assets, net	3,036	Other liabilities	15,489
		$24,104		$94,667

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2022 and 2021 due to derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2022
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$(17,860)	Cost of sales-propane and other gas liquids sales	$30,210	$—
	$(17,860)		$30,210	$—

	For the three months ended January 31, 2021
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$36,957	Cost of sales-propane and other gas liquids sales	$8,441	$—
	$36,957		$8,441	$—

	For the six months ended January 31, 2022
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$55,072	Cost of product sold- propane and other gas liquids sales	$52,820	$—
	$55,072		$52,820	$—

	For the six months ended January 31, 2021
			Amount of Gain (Loss)
		Location of Gain (Loss)	Reclassified from
	Amount of Gain (Loss)	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$42,724	Cost of product sold- propane and other gas liquids sales	$6,291	$—
	$42,724		$6,291	$—

The changes in derivatives included in AOCI for the six months ended January 31, 2022 and 2021 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2022	2021
Beginning balance	$89,786	$(2,313)
Change in value of risk management commodity derivatives	55,072	42,724
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(52,820)	(6,291)
Ending balance	$92,038	$34,120

Ferrellgas, L.P. expects to reclassify net gains of approximately $80.7 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the six months ended January 31, 2022 and 2021, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2022, Ferrellgas, L.P. had financial derivative contracts covering 5.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2022, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2022.

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

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021
Operating expense	$71,803	$70,655	$136,752	$131,635

General and administrative expense	$8,786	$10,375	$15,015	$17,094

See additional discussions about transactions with the general partner and related parties in Note G – Equity (Deficit).

Term loan credit agreement with Ferrellgas Partners, L.P.

On January 8, 2021, Ferrellgas, L.P. entered into a term loan credit agreement pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional principal prepayment of $9.0 million on the term loan. The outstanding principal and accrued interest at January 31, 2022 was $14.5 million.

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

The lawsuit is in the summary judgment stage. As such, management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note E – Debt  for a description of these debt obligations and a schedule of future maturities.

N.    Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2022	July 31, 2021
ASSETS
Cash	$95	$1,100
Total assets	$95	$1,100

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$410	$—
Total current liabilities	$410	$—

Contingencies and commitments (Note B)

Equity (Deficit):
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	102,681	102,628
Accumulated deficit	(103,996)	(102,528)
Total stockholder's equity (deficit)	$(315)	$1,100
Total liabilities and equity (deficit)	$95	$1,100

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2022	2021	2022	2021
General and administrative expense	$1,468	$250	$1,468	$1,803

Net loss	$(1,468)	$(250)	$(1,468)	$(1,803)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,468)	$(1,803)
Changes in operating assets and liabilities:
Other current liabilities	410	—
Prepaid expenses and other current assets	—	(3,750)
Cash used in operating activities	(1,058)	(5,553)

Cash flows from financing activities:
Capital contribution	53	5,553
Cash provided by financing activities	53	5,553

Net change in cash	(1,005)	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$95	$1,100

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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $500 million aggregate principal amount of unsecured senior notes due 2021, (ii) $475 million aggregate principal amount of unsecured senior notes due 2022, (iii) $500 million aggregate principal amount of unsecured senior notes due 2023, and (iv) $700 million aggregate principal amount of senior secured notes due 2025, which obligations were only reported on the operating partnership’s condensed consolidated balance sheet. The senior notes due 2021, senior notes due 2022 and senior notes due 2023 were redeemed on April 5, 2021, and the senior secured notes due 2025 were redeemed on March 30, 2021. As of January 31, 2022, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021 and which obligations are only reported on the operating partnership’s condensed consolidated balance sheet.

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

Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Class B Units and the Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. For information regarding the economic and other terms of the Class B Units and the Preferred Units, see Note G – Equity (Deficit) and Note F – Preferred units to our condensed consolidated financial statements included elsewhere herein.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists one material difference between Ferrellgas Partners and the operating partnership:

●	Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional principal prepayment of $9.0 million on the term loan. The outstanding principal and accrued interest at January 31, 2022 was $14.5 million. As of January 31, 2022, the operating partnership had additional intercompany receivables from Ferrellgas Partners not related to the term loan totaling $3.9 million.

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

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on a metric we refer to as “Adjusted EBITDA”, which is not defined by GAAP and should not be considered an alternative to earnings measures defined by GAAP. We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our revenue generating assets have long useful lives. For the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, see the subheading “Non-GAAP Financial Measures” below.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2022 and 2023 sales commitments and, as of January 31, 2022, we have experienced net mark-to-market gains of approximately $92.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2022, we estimate 79% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended January 31, 2022 and 2021

During the three months ended January 31, 2022, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $108.4 million, compared to net earnings attributable to Ferrellgas Partners, L.P. of $63.3 million during the three months ended January 31, 2021. This increase was primarily driven by a $27.5 million decrease in “Interest expense” and a $16.6 million increase in “Gross margin – Propane and other gas liquid sales.”

“Interest expense” for Ferrellgas Partners decreased $27.5 million primarily due to (i) a decrease in interest on the Ferrellgas Partners Notes and (ii) lower interest expense in 2022 as a result of the March 30, 2021 refinancing transactions.

Distributable cash flow attributable to equity investors increased to $121.4 million for the three months ended January 31, 2022 compared to $88.8 million for the prior year period, primarily due to a $20.6 million decrease in net cash interest expense and a $10.5 million increase in Adjusted EBITDA.

Distributable cash flow excess increased to $101.0 million in the current period from $86.9 million in the prior year period, primarily due to a $20.6 million decrease in our net cash interest expense and a $10.5 million increase in Adjusted EBITDA, partially offset by an $18.0 million increase in distributions accrued or paid to preferred unitholders.

For the six months ended January 31, 2022 and 2021

During the six months ended January 31, 2022, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $99.8 million, compared to net earnings attributable to Ferrellgas Partners, L.P. of $17.2 million during the six months ended January 31, 2021. This increase primarily reflects a $56.3 million decrease in “Interest expense” and a $25.4 million increase in “Gross margin – Propane and other gas liquid sales.”

“Interest expense” for Ferrellgas Partners decreased $56.3 million primarily due to (i) a decrease in interest on the Ferrellgas Partners Notes and (ii) lower interest expense in 2022 as a result of the March 30, 2021 refinancing transactions.

Distributable cash flow attributable to equity investors increased to $136.7 million for the six months ended January 31, 2022 compared to $66.5 million for the prior year period, primarily due to a $53.2 million decrease in net cash interest expense and a $14.0 million increase in Adjusted EBITDA as well as a $2.8 million decrease in maintenance capital expenditures.

Distributable cash flow excess decreased to $50.6 million in the current period from $65.1 million in the prior year period, primarily due to a $50.0 million distribution paid to Class B Unitholders in the first fiscal quarter and a $33.3 million increase in distributions accrued or paid to preferred unitholders, partially offset by a $53.2 million decrease in our net cash interest expense, a $14.0 million increase in Adjusted EBITDA and a $2.8 million decrease in maintenance capital expenditures.

Consolidated Results of Operations

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2022	2021	2022	2021
Total revenues	$684,938	$553,560	$1,079,444	$854,454

Total cost of sales	386,770	274,281	610,918	415,575

Operating expense - personnel, vehicle, plant and other	128,013	115,247	245,125	224,274
Depreciation and amortization expense	21,944	21,249	42,239	42,639
General and administrative expense	15,784	20,475	28,359	33,555
Operating expense - equipment lease expense	6,022	6,862	11,712	13,692
Non-cash employee stock ownership plan compensation charge	751	762	1,660	1,470
(Gain) loss on asset sales and disposals	(9,275)	80	(7,865)	893
Operating income	134,929	114,604	147,296	122,356
Interest expense	(25,139)	(52,595)	(50,534)	(106,821)
Other income, net	43	3,508	4,307	3,616
Reorganization expense - professional fees	—	(1,200)	—	(1,200)
Earnings before income taxes	109,833	64,317	101,069	17,951
Income tax expense	481	326	577	413
Net earnings	109,352	63,991	100,492	17,538
Net earnings attributable to noncontrolling interest	947	724	693	333
Net earnings attributable to Ferrellgas Partners, L.P.	$108,405	$63,267	$99,799	$17,205

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, (gain) loss on asset sales and disposals, other income, net, severance costs, legal fees and settlements related to non-core businesses, and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and six months ended January 31, 2022 and 2021:

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2022	2021	2022	2021
Net earnings attributable to Ferrellgas Partners, L.P.	$108,405	$63,267	$99,799	$17,205
Income tax expense	481	326	577	413
Interest expense	25,139	52,595	50,534	106,821
Depreciation and amortization expense	21,944	21,249	42,239	42,639
EBITDA	155,969	137,437	193,149	167,078
Non-cash employee stock ownership plan compensation charge	751	762	1,660	1,470
(Gain) loss on asset sales and disposals	(9,275)	80	(7,865)	893
Other income, net	(43)	(3,508)	(4,307)	(3,616)
Reorganization expense - professional fees	—	1,200	—	1,200
Severance costs	281	1,077	497	1,761
Legal fees and settlements related to non-core businesses	2,807	3,628	4,938	6,136
Provision for doubtful accounts related to non-core businesses	—	(500)	—	(500)
Net earnings attributable to noncontrolling interest	947	724	693	333
Adjusted EBITDA	151,437	140,900	188,765	174,755
Net cash interest expense (a)	(27,620)	(48,243)	(46,739)	(99,959)
Maintenance capital expenditures (b)	(4,060)	(5,282)	(7,639)	(10,459)
Cash paid for income taxes	(407)	(270)	(407)	(305)
Proceeds from certain asset sales	2,085	1,737	2,726	2,437
Distributable cash flow attributable to equity investors	121,435	88,842	136,706	66,469
Less: Distributions accrued or paid to preferred unitholders	17,989	—	33,322	—
Distributable cash flow attributable to general partner and non-controlling interest	(2,437)	(1,904)	(2,742)	(1,329)
Distributable cash flow attributable to Class A and B unitholders	101,009	86,938	100,642	65,140
Less: Distributions paid to Class A and B unitholders	—	—	49,998	—
Distributable cash flow excess	$101,009	$86,938	$50,644	$65,140

(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net. This amount includes interest expense related to the terminated accounts receivable securitization facility.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.

Operating Results for the three months ended January 31, 2022 and 2021

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2022	2021	Increase (Decrease)
As of January 31,
Retail customers	702,154	727,739	(25,585)	(4)%
Tank exchange selling locations	61,004	62,566	(1,562)	(2)%

(amounts in thousands)
Three months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	215,276	218,078	(2,802)	(1)%
Wholesale - Sales to Resellers	61,957	67,252	(5,295)	(8)%
	277,233	285,330	(8,097)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$496,745	$378,350	$118,395	31%
Wholesale - Sales to Resellers	154,594	138,730	15,864	11%
Other Gas Sales (a)	6,165	11,354	(5,189)	(46)%
Other (b)	27,434	25,126	2,308	9%
Propane and related equipment revenues	$684,938	$553,560	$131,378	24%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$221,257	$192,609	$28,648	15%
Wholesale - Sales to Resellers (a)	53,663	65,048	(11,385)	(18)%
Other (b)	23,248	21,622	1,626	8%
Propane and related equipment gross profit	$298,168	$279,279	$18,889	7%

Operating, general and administrative expense (d)	$143,797	$135,722	$8,075	6%
Operating expense - equipment lease expense	6,022	6,862	(840)	(12)%

Operating income	$134,929	$114,604	$20,325	18%

Depreciation and amortization expense	21,944	21,249	695	3%
Non-cash employee stock ownership plan compensation charge	751	762	(11)	(1)%
(Gain) loss on asset sales and disposals	(9,275)	80	(9,355)	NM
Legal fees and settlements related to non-core businesses	2,807	3,628	(821)	(23)%
Provision for doubtful accounts	—	(500)	500	NM
Severance costs	281	1,077	(796)	NM
Adjusted EBITDA	$151,437	$140,900	$10,537	7%

NM – Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.

(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the three months ended January 31, 2022 decreased 3%, or 8.1 million gallons, from the prior year period due to decreased sales volumes to retail and tank exchange customers. While a warmer December 2021 factored into the 3% decline in gallons sold during the quarter compared to the prior year period, the recent winter weather favorably impacted the remainder of our quarterly financial results in addition to our strategic initiatives described below.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended January 31, 2022 averaged 67% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 74% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $1.15 and $0.69 per gallon during the three months ended January 31, 2022 and 2021, respectively, while the wholesale market price at Conway, Kansas averaged $1.15 and $0.66 per gallon during the three months ended January 31, 2022 and 2021, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $118.4 million compared to the prior year period primarily due to our strategic initiatives in the right-timed delivery of gallons. This includes using new monitoring technology that allows us to provide more gallons at each stop, thereby optimizing the use of our labor force and vehicle fleet and our fuel efficiency.

Wholesale sales increased $15.9 million compared to the prior year period as a result of an increase in volume in non-retail opportunities.

Other gas sales decreased $5.2 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $2.3 million compared to the prior year period primarily due to revenue from services to customers provided in support of final mile operations.

Gross margin - Propane and other gas liquids sales

Gross margin increased $17.3 million primarily due to a $129.1 million increase in revenue, as discussed above, offset by a $111.8 million increase in related cost of sales as a result of increases in price per gallon. Margin per gallon for the quarter increased by $0.10, or 10%, compared to the prior year period.

Gross margin - other

Gross margin increased $1.6 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income increased $20.3 million primarily due to a $17.3 million increase in "Gross margin - Propane and other gas liquid sales" and a $1.6 million increase in “Gross margin – other,” both as discussed above, and a $9.4 million increase in “(Gain) loss on asset sales and disposals,” which is partially offset by an $8.1 million increase in “Operating, general and administrative expense”. The increase in “(Gain) loss on asset sales and disposals” primarily related to the derecognition of a lease liability and related asset. “Operating, general and administrative expense” increased due to a $12.8 million increase in “Operating expense – personnel, vehicle, plant and other,” partially offset by a $4.7 million decrease in “General and administrative expense.” “Operating expense – personnel, vehicle, plant and other” increased primarily due to overtime costs. Operating expenses as a percentage of total revenue were approximately 2% lower than the prior year period. We realized cost savings through better utilization of assets as existing tanks were redeployed to locations with higher usage statistics, which also alleviated the need to purchase additional tanks at higher market prices.

Adjusted EBITDA

Adjusted EBITDA increased $10.5 million primarily due to the $20.3 million increase in “Operating income,” partially offset by a $9.4 million increase in “(Gain) loss on assets sales and disposals,” each as discussed above.

Operating Results for the six months ended January 31, 2022 and 2021

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2022	2021	Increase (Decrease)
As of January 31,
Retail customers	702,154	727,739	(25,585)	(4)%
Tank exchange selling locations	61,004	62,566	(1,562)	(2)%

(amounts in thousands)
Six months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	331,101	336,096	(4,995)	(1)%
Wholesale - Sales to Resellers	106,012	116,842	(10,830)	(9)%
	437,113	452,938	(15,825)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$749,255	$552,995	$196,260	35%
Wholesale - Sales to Resellers	268,565	241,342	27,223	11%
Other Gas Sales (a)	12,388	15,146	(2,758)	(18)%
Other (b)	49,236	44,971	4,265	9%
Propane and related equipment revenues	$1,079,444	$854,454	$224,990	26%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$321,539	$283,343	$38,196	13%
Wholesale - Sales to Resellers (a)	105,547	117,736	(12,189)	(10)%
Other (b)	41,440	37,800	3,640	10%
Propane and related equipment gross profit	$468,526	$438,879	$29,647	7%

Operating, general and administrative expense (d)	$273,484	$257,829	$15,655	6%
Operating expense - equipment lease expense	11,712	13,692	(1,980)	(14)%

Operating income	$147,296	$122,356	$24,940	20%

Depreciation and amortization expense	42,239	42,639	(400)	(1)%
Non-cash employee stock ownership plan compensation charge	1,660	1,470	190	13%
(Gain) loss on asset sales and disposals	(7,865)	893	(8,758)	NM
Legal fees and settlements related to non-core businesses	4,938	6,136	(1,198)	(20)%
Provision for doubtful accounts related to non-core businesses	—	(500)	500	(100)%
Severance costs	497	1,761	(1,264)	NM
Adjusted EBITDA	$188,765	$174,755	$14,010	8%

NM – Not meaningful

(a)	Gross margin for Other Gas Sales is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	Other primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.

(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the six months ended January 31, 2022 decreased 3%, or 15.8 million gallons, from the prior year period due to decreased sales volumes to retail and tank exchange customers.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the six months ended January 31, 2022 averaged 107% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 114% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $1.22 and $0.59 per gallon during the six months ended January 31, 2022 and 2021, respectively, while the wholesale market price at Conway, Kansas averaged $1.22 and $0.57 per gallon during the six months ended January 31, 2022 and 2021, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $196.3 million compared to the prior year period due to continued focus on the management of the sales lifecycle, from asset utilization through final mile optimization and the strategic initiatives described above.

Wholesale sales increased $27.2 million compared to the prior year period as a result of an increase in volume in non-retail opportunities.

Other gas sales decreased $2.8 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $4.3 million compared to the prior year period primarily due to revenue from services to customers provided in support of final mile operations.

Gross margin - Propane and other gas liquids sales

Gross margin increased $26.0 million primarily due to a $220.7 million increase in revenue, as discussed above, offset by a $194.7 million increase in related cost of sales as a result of increases in price per gallon.

Gross margin - other

Gross margin increased $3.6 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income increased $24.9 million primarily due to a $26.0 million increase in "Gross margin - Propane and other gas liquid sales" and a $3.6 million increase in “Gross margin – other,” both as discussed above, an $8.8 million increase in “(Gain) loss on asset sales and disposals” and a $2.0 million decrease in “Operating expense – equipment lease expense,” partially offset by a $15.7 million increase in “Operating, general and administrative expense”. The $8.8 million increase in “(Gain) loss on asset sales and disposals primarily related to the derecognition of a lease liability and the related asset. The decrease in “Operating expense – equipment lease expense” was due to our entering into more finance leases instead of operating leases, resulting in less lease expense and greater interest expense and amortization expense. “Operating, general and administrative expense” increased due to a $20.9 million increase in “Operating expense – personnel, vehicle, plant and other”, partially offset by a $5.2 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to planned increases for workforce and overtime costs.

Adjusted EBITDA

Adjusted EBITDA increased $14.0 million primarily due to the $24.9 million increase in "Operating income," partially offset by the $8.8 million increase in “(Gain) loss on asset sales and disposals,” each as discussed above. The remaining change is primarily attributable to severance costs and legal fees.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. As of January 31, 2022, our total liquidity was $447.2 million, which was comprised of $188.4 million in unrestricted cash and $258.8 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of January 31, 2022, letters of credit outstanding totaled $91.2 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of January 31, 2022, we had $11.3 million of restricted cash consisting of a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended January 31, 2022 to the twelve months ended October 31, 2021 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF ratio
	to equity investors	General Partner	equity investors	(a)
Six months ended January 31, 2022	$136,706	$103,384	$33,322	4.1
Fiscal 2021	135,654	111,630	24,024
Less: Six months ended January 31, 2021	66,469	66,469	—
Twelve months ended January 31, 2022	$205,891	$148,545	$57,346	3.6

Twelve months ended October 31, 2021	173,298	131,929	41,369	4.2
Change	$32,593	$16,616	$15,977	2.0
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended January 31, 2022, distributable cash flow attributable to equity investors increased $32.6 million compared to the twelve months ended October 31, 2021. As of January 31, 2022, the accrued quarterly distribution to Preferred Unitholders was $17.7 million. We paid $15.4 million of this distribution in February 2022. The remaining $2.3 million remains accrued as additional amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment. No cash distributions have been paid to our Class A Unitholders since the three months ended October 31, 2018. Thus, cash reserves, which we utilize to meet future anticipated expenditures, increased to $148.5 million during the twelve months ended January 31, 2022, compared to $131.9 million in the twelve months ended October 31, 2021.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $51.5 million for the six months ended January 31, 2022, compared to net cash provided by operating activities of $44.5 million for the six months ended January 31, 2021. The increase in cash provided by operating activities was primarily due to a $72.6 million increase in cash flow from operations, partially offset by a $55.1 million increase in working capital requirements and a $10.4 million outflow associated with other assets and other liabilities.

The increase in working capital requirements for the six months ended January 31, 2022 compared to the six months ended January 31, 2021 was primarily due to a $31.9 million increase in requirements for other current liabilities. Additionally, due to rising propane prices in the current period, we had a $16.3 million increase in requirements for accounts and notes receivable and a $12.0 million increase in requirements for inventory. The $13.1 million increase in accrued interest expense related to the timing and nature of the restructuring transactions in March 2021 and the debt refinancing in April 2020. These increases were partially offset by a $19.4 million decrease in accounts payable.

The increase in cash flow from operations was primarily due to a $56.3 million decrease in "Interest expense," a $29.6 million increase in gross profit, and an $8.8 million gain on asset sales and disposals, which were partially offset by a net increase in “Operating expense – personnel, vehicle, plant and other” and “Operating expense – equipment lease expense” of $18.9 million.

The operating partnership

Net cash provided by operating activities was $51.5 million for the six months ended January 31, 2022, compared to net cash provided by operating activities of $44.5 million for the six months ended January 31, 2021. This increase in cash provided by operating activities was primarily due to a $58.5 million increase in cash flow from operations, partially offset by a $39.9 million increase in working capital requirements and an $11.5 million outflow associated with other assets and other liabilities.

The increase in working capital requirements for the six months ended January 31, 2022 compared to the six months ended January 31, 2021 was primarily due to a $30.8 million increase in requirements for other current liabilities. Additionally, due to rising propane prices in the current period, we had a $16.3 million increase in requirements for accounts and notes receivable and a $12.0 million increase in requirements for inventory. These increases were partially offset by a $19.4 million decrease in accounts payable.

The increase in cash flow from operations was primarily due to a $42.5 million decrease in "Interest expense," a $29.6 million increase in gross profit, and an $8.8 million gain on asset sales and disposals, which were partially offset by a net increase in “Operating expense – personnel, vehicle, plant and other” and “Operating expense – equipment lease expense” of $18.9 million.

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

Net cash used in investing activities was $48.7 million for the six months ended January 31, 2022, compared to net cash used in investing activities of $32.2 million for the six months ended January 31, 2021. This increase in net cash used in investing activities was primarily due to a $9.6 million increase in “Business acquisitions, net of cash acquired” and a $5.3 million increase in “Capital expenditures”.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $85.2 million for the six months ended January 31, 2022, compared to net cash used in financing activities of $19.5 million for the six months ended January 31, 2021. This increase in cash flow used in financing activities was primarily due to $50.0 million in distributions to Class B unitholders and $31.2 million in preferred unit distributions, both of which occurred in the six months ended January 31, 2022, partially offset by $15.0 million in financing costs related to the prior year debt transactions.

Letters of credit outstanding at January 31, 2022 and July 31, 2021 totaled $91.2 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of January 31, 2022, we had available borrowing capacity under our Credit Facility of $258.8 million.

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

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million (which was the outstanding principal amount of the Ferrellgas Partners Notes), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after March 30, 2021 (the “Effective Date”) is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note G – Equity (Deficit) in the notes to our condensed consolidated financial statements.

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

Ferrellgas Partners did not pay any distributions to Class A Unitholders or the general partner for the six months ended January 31, 2022.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners and the general partner will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and 2029 Notes, the credit agreement (the “Credit Agreement”) that provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million, and the First Amendment to the Amended OpCo LPA which sets forth the preferences, rights, privileges and other terms governing the Preferred Units (the “OpCo LPA Amendment”) contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note E – Debt and Note F – Preferred units for a discussion of these limitations. In our Annual Report on Form 10-K for fiscal 2021, see “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Our ability to make cash distributions to holders of Class A Units and Class B Units is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership, which are limited by our obligations under the Indentures, the Credit Agreement and the OpCo LPA Amendment and may be limited by a variety of other factors. Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units.”

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

The Quarterly Distribution may be paid in cash or, at the election of the operating partnership, “in kind” through the issuance of additional Preferred Units (“PIK Units”) at the quarterly Distribution Rate plus an applicable premium that escalates each year from 75 bps to 300 bps so long as the Preferred Units remain outstanding. In the event the operating partnership fails to make any Quarterly Distribution in cash, such Quarterly Distribution will automatically be paid in PIK Units.

The Distribution Rate on the Preferred Units will increase upon violation of certain protective provisions for the benefit of Preferred Unit holders notwithstanding the cap mentioned above.

As of January 31, 2022, the Quarterly Distribution accrued was $17.7 million. On February 15, 2022, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.3 million represents additional amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. On November 15, 2021, $15.1 million of the Quarterly Distribution for the prior fiscal quarter was paid in cash to holders of Preferred Units.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders during the six months ended January 31, 2022. On October 8, 2021, Ferrellgas Partners paid a cash distribution to holders of the Class B Units in the amount of $38.46 per Class B Unit or approximately $49.9 million in the aggregate. As permitted by the Amended Ferrellgas LPA as described above, Ferrellgas Partners made this distribution solely to Class B Unitholders without any contemporaneous distribution to Class A Unitholders and the general partner.

On September 14, 2021, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $49.9 million, which Ferrellgas Partners used to pay the October 8, 2021 distribution to its Class B Unitholders described above. The operating partnership also paid cash distributions for the six months ended January 31, 2022 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The operating partnership paid cash distributions during the six months ended January 31, 2022 to Ferrellgas Partners and to holders of the Preferred Units as described above. The operating partnership did not pay any cash distributions during the six months ended January 31, 2021.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $151.8 million for the six months ended January 31, 2022, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the six months ended January 31, 2022, the operating partnership paid distributions to Ferrellgas Partners as described above.

Term loan credit agreement between Ferrellgas Partners and the operating partnership

As discussed in Note L – Transactions with related parties in the notes to the condensed consolidated financial statements of the operating partnership, on January 8, 2021 Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional principal prepayment of $9.0 million on the term loan. The outstanding principal and accrued interest at January 31, 2022 was $14.5 million.

Contractual Obligations

As of January 31, 2022, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for fiscal 2021. For additional information regarding our debt obligations, see Note E – Debt to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2022. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2022 and July 31, 2021, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $22.8 million and $30.1 million as of January 31, 2022 and July 31, 2021, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $91.2 million and $107.7 million as of January 31, 2022 and July 31, 2021, respectively. We had no collateralized note payable borrowings, as we terminated our accounts receivable securitization facility on the Effective Date. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2021. During the six months ended January 31, 2022 no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of January 31, 2022.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2022, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note M “Contingencies and commitments” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.   RISK FACTORS

Except as noted below, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2021.

Risks Related to our Business and Industry

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

The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to partially correlate with crude oil and natural gas prices. Heightened levels of uncertainty related to escalating hostilities between Russia and Ukraine, in particular, may lead to additional economic sanctions by the U.S. and the international community and could further disrupt financial and commodities markets. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting and selling of propane. However, sudden and sharp increases in wholesale propane prices cannot be passed on to customers with which we have contracted pricing arrangements. Therefore, we are exposed to the risk of increased wholesale propane prices and reduced profit margins on the percentage of our contractual commitments that are not immediately hedged with an offsetting propane purchase commitment.

A significant increase in motor fuel prices may adversely affect our profits.

Motor fuel is a significant operating expense for us in connection with the purchase and delivery of propane to our customers. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, including heightened uncertainties and impacts resulting from Russian military actions in Ukraine, supply and demand for oil, gas, and refined fuels, actions by oil and gas producers, actions by motor fuel refiners, conflict, unrest or economic instability in oil producing countries and regions, regional production patterns and weather conditions. We may not be able to pass any increases in motor fuel prices on to our customers. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

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

4.4

Indenture relating to 5.875% Senior Notes due 2029, dated as of March 30, 2021 (with form of Note attached), among Ferrellgas Escrow, LLC and FG Operating Finance Escrow Corp., as co-issuers, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed April 5, 2021.

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
# 10.18

Separation and Release Agreement, dated as of December 1, 2021, by and among Ferrellgas, Inc. and Dhiraj Cherian. Incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed December 15, 2021.

* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith
#	Management contracts or compensatory plans.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 11, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 11, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 11, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President; Chairman of the Board of Directors

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 11, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)