Form 10-Q
period 2022-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2022-06-10
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

At May 31, 2022, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $11,215 and $11,500 of restricted cash at April 30, 2022 and July 31, 2021, respectively)	$229,095	$281,952
Accounts and notes receivable, net	219,251	131,574
Inventories	100,554	88,379
Price risk management asset	78,787	78,001
Prepaid expenses and other current assets	35,363	39,092
Total current assets	663,050	618,998

Property, plant and equipment, net	594,362	582,118
Goodwill, net	251,065	246,946
Intangible assets (net of accumulated amortization of $438,161 and $432,032 at April 30, 2022 and July 31, 2021, respectively)	99,283	100,743
Operating lease right-of-use assets	77,695	87,611
Other assets, net	87,058	93,228
Total assets	$1,772,513	$1,729,644

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$80,955	$47,913
Broker margin deposit liability	67,200	79,178
Current portion of long-term debt	1,979	1,670
Current operating lease liabilities	26,041	25,363
Other current liabilities	158,682	166,822
Total current liabilities	334,857	320,946

Long-term debt	1,448,830	1,444,890
Operating lease liabilities	51,650	74,349
Other liabilities	49,428	61,189
Contingencies and commitments (Note M)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2022 and July 31, 2021)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at April 30, 2022 and July 31, 2021)	(1,145,259)	(1,214,813)
Class B (1,300,000 units outstanding at April 30, 2022 and July 31, 2021)	383,012	383,012
General partner unitholder (49,496 units outstanding at April 30, 2022 and July 31, 2021)	(70,971)	(72,178)
Accumulated other comprehensive income	76,454	88,866
Total Ferrellgas Partners, L.P. deficit	(756,764)	(815,113)
Noncontrolling interest	(6,837)	(7,966)
Total deficit	(763,601)	(823,079)
Total liabilities, mezzanine and deficit	$1,772,513	$1,729,644

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021
Revenues:
Propane and other gas liquids sales	$622,211	$542,036	$1,652,419	$1,351,519
Other	25,332	22,694	74,568	67,665
Total revenues	647,543	564,730	1,726,987	1,419,184

Costs and expenses:
Cost of sales - propane and other gas liquids sales	362,958	298,386	966,709	706,790
Cost of sales - other	3,176	2,985	10,343	10,156
Operating expense - personnel, vehicle, plant and other	147,293	124,624	392,418	348,898
Operating expense - equipment lease expense	5,775	6,770	17,487	20,462
Depreciation and amortization expense	23,067	21,281	65,306	63,920
General and administrative expense	10,962	15,205	39,321	48,760
Non-cash employee stock ownership plan compensation charge	776	811	2,436	2,281
(Gain) loss on asset sales and disposals	1,299	1,345	(6,566)	2,238

Operating income	92,237	93,323	239,533	215,679

Interest expense	(23,965)	(42,189)	(74,499)	(149,010)
Loss on extinguishment of debt	—	(109,922)	—	(109,922)
Other income, net	99	553	4,406	4,169
Reorganization expense - professional fees	—	(9,007)	—	(10,207)

Earnings (loss) before income taxes	68,371	(67,242)	169,440	(49,291)

Income tax expense	248	193	825	606

Net earnings (loss)	68,123	(67,435)	168,615	(49,897)

Net earnings (loss) attributable to noncontrolling interest	537	(641)	1,230	(308)

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$67,586	$(66,794)	$167,385	$(49,589)

Class A unitholders' interest in net earnings (loss) (Note N)	$7,336	$(74,057)	$16,668	$(57,024)

Basic and diluted net earnings (loss) per Class A Unit (Note N)	$1.51	$(15.25)	$3.43	$(11.74)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021

Net earnings (loss)	$68,123	$(67,435)	$168,615	$(49,897)
Other comprehensive income (loss):
Change in value of risk management derivatives	29,355	20,446	84,427	63,170
Reclassification of gains on derivatives to earnings, net	(44,145)	(22,383)	(96,965)	(28,674)
Other comprehensive income (loss)	(14,790)	(1,937)	(12,538)	34,496
Comprehensive income (loss)	53,333	(69,372)	156,077	(15,401)
Comprehensive (income) loss attributable to noncontrolling interest	148	20	126	(348)
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$53,481	$(69,352)	$156,203	$(15,749)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners'	Non-controlling	Total partners'
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	deficit	interest	deficit
Balance at July 31, 2021	4,857.6	1,300.0	49.5	$(1,214,813)	$383,012	$(72,178)	$88,866	$(815,113)	$(7,966)	$(823,079)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	892	—	8	—	900	9	909
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to preferred units	—	—	—	(16,835)	—	(170)	—	(17,005)	—	(17,005)
Net loss	—	—	—	(8,520)	—	(86)	—	(8,606)	(254)	(8,860)
Other comprehensive income	—	—	—	—	—	—	49,813	49,813	509	50,322
Balance at October 31, 2021	4,857.6	1,300.0	49.5	(1,239,276)	333,014	(72,426)	138,679	(840,009)	(7,702)	(847,711)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	736	—	7	—	743	8	751
Net earnings allocated to preferred units	—	—	—	(16,154)	—	(163)	—	(16,317)	—	(16,317)
Net earnings	—	—	—	57,323	49,998	1,084	—	108,405	947	109,352
Other comprehensive loss	—	—	—	—	—	—	(47,583)	(47,583)	(487)	(48,070)
Balance at January 31, 2022	4,857.6	1,300.0	49.5	(1,197,371)	383,012	(71,498)	91,096	(794,761)	(7,234)	(801,995)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	759	—	9	—	768	8	776
Net earnings allocated to preferred units	—	—	—	(15,558)	—	(157)	—	(15,715)	—	(15,715)
Net earnings	—	—	—	66,911	—	675	—	67,586	537	68,123
Other comprehensive loss	—	—	—	—	—	—	(14,642)	(14,642)	(148)	(14,790)
Balance at April 30, 2022	4,857.6	1,300.0	49.5	$(1,145,259)	$383,012	$(70,971)	$76,454	$(756,764)	$(6,837)	$(763,601)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2020	4,857.6	—	49.5	$(1,126,452)	$—	$(71,287)	$(2,303)	$(1,200,042)	$(8,226)	$(1,208,268)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	694	—	7	—	701	7	708
Net loss	—	—	—	(45,601)	—	(461)	—	(46,062)	(391)	(46,453)
Other comprehensive income	—	—	—	—		—	7,837	7,837	80	7,917
Balance at October 31, 2020	4,857.6	—	49.5	(1,171,359)	—	(71,741)	5,534	(1,237,566)	(8,530)	(1,246,096)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	746	—	8	—	754	8	762
Net earnings	—	—	—	62,634	—	633	—	63,267	724	63,991
Other comprehensive income	—	—	—	—	—	—	28,228	28,228	288	28,516
Balance at January 31, 2021	4,857.6	—	49.5	(1,107,979)	—	(71,100)	33,762	(1,145,317)	(7,510)	(1,152,827)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	795	—	8	—	803	8	811
Issuance of Class B units	—	1,300.0	—	—	388,147	—	—	388,147	—	388,147
Net earnings allocated to preferred units	—	—	—	(8,011)	—	—	—	(8,011)	—	(8,011)
Net loss	—	—	—	(66,046)	—	(748)	—	(66,794)	(641)	(67,435)
Other comprehensive loss	—	—	—	—	—	—	(1,917)	(1,917)	(20)	(1,937)
Balance at April 30, 2021	4,857.6	1,300.0	49.5	$(1,181,241)	$388,147	$(71,840)	$31,845	$(833,089)	$(8,163)	$(841,252)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$168,615	$(49,897)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	65,306	63,920
Non-cash employee stock ownership plan compensation charge	2,436	2,281
(Gain) loss on asset sales and disposals	(6,566)	2,238
Loss on extinguishment of debt	—	109,922
Provision for expected credit losses	1,456	3,479
Deferred income tax benefit	(3)	—
Other	5,596	6,524
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(89,133)	(72,557)
Inventories	(12,175)	2,922
Prepaid expenses and other current assets	3,731	(11,273)
Accounts payable	32,758	20,520
Accrued interest expense	(20,803)	(12,986)
Other current liabilities	(7,880)	31,213
Other assets and liabilities	(15,167)	6,650
Net cash provided by operating activities	128,171	102,956

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,610)	—
Capital expenditures	(69,611)	(50,470)
Proceeds from sale of assets	2,170	3,707
Cash payments to construct assets in connection with future lease transactions	(1,425)	(603)
Cash receipts in connection with leased vehicles	1,663	391
Net cash used in investing activities	(76,813)	(46,975)

Cash flows from financing activities:
Proceeds from sale of preferred units, net of issue discount and offering cost	—	670,429
Preferred unit distributions	(47,783)	—
Distributions to Class B unitholders	(49,998)	—
Fees in connection with Class B Unit exchange	—	(1,954)
Proceeds from issuance of long-term debt	—	1,475,000
Payments on long-term debt	(1,208)	(1,540)
Payment for settlement and early extinguishment of liabilities	—	(2,175,000)
Payment of redemption premium on debt extinguishment	—	(83,072)
Make-whole payments	—	(1,954)
Cash paid for financing costs	(337)	(43,520)
Cash payments for principal portion of lease liability	(4,889)	(5,282)
Net cash used in financing activities	(104,215)	(166,893)

Net change in cash, cash equivalents and restricted cash	(52,857)	(110,912)
Cash, cash equivalents and restricted cash - beginning of period	281,952	333,761
Cash, cash equivalents and restricted cash - end of period	$229,095	$222,849

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of April 30, 2022, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, currently beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Due to seasonality, the results of operations for the nine months ended April 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2022.

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

(3) New accounting standards:

No new accounting standards were adopted during the nine months ended April 30, 2022.

C.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2022	July 31, 2021
Propane gas and related products	$86,663	$75,848
Appliances, parts and supplies, and other	13,891	12,531
Inventories	$100,554	$88,379

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2022, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 1.3 million gallons of propane at fixed prices, net of contracts to deliver.

Prepaid expenses and other current assets consist of the following:

	April 30, 2022	July 31, 2021
Broker margin deposit assets	$11,938	$21,068
Other	23,425	18,024
Prepaid expenses and other current assets	$35,363	$39,092

Other current liabilities consist of the following:

	April 30, 2022	July 31, 2021
Accrued interest	$8,292	$29,095
Customer deposits and advances	31,765	35,734
Accrued payroll	23,246	28,143
Accrued insurance	22,735	11,104
Accrued senior preferred units distributions	16,873	16,013
Other	55,771	46,733
Other current liabilities	$158,682	$166,822

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021
Operating expense - personnel, vehicle, plant and other	$71,487	$56,989	$184,128	$161,242
Depreciation and amortization expense	3,934	3,347	10,270	9,828
Operating expense - equipment lease expense	4,054	5,551	11,721	17,227
	$79,475	$65,887	$206,119	$188,297

Cash and cash equivalents consist of the following:

	April 30, 2022	July 31, 2021
Cash and cash equivalents	$217,880	$270,452
Restricted cash (1)	11,215	11,500
Cash, cash equivalents and restricted cash	$229,095	$281,952

(1)	As of April 30, 2022 and July 31, 2021, restricted cash consists of an $11.2 million and $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.  Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2022	2021
Cash paid for:
Interest	$85,867	$154,834
Income taxes	$650	$438
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$644	$—
Change in accruals for property, plant and equipment additions	$426	$(48)
Lease liabilities arising from operating right-of-use assets	$11,240	$7,315
Lease liabilities arising from finance right-of-use assets	$1,872	$1,904
Accrued fees relating to senior preferred units	$—	$18,575
Accrued senior preferred units distributions	$16,873	$8,011

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	April 30, 2022	July 31, 2021
Accounts receivable	$223,349	$135,182
Note receivable	2,635	13,648
Less: Allowance for expected credit losses	(6,733)	(17,256)
Accounts and notes receivable, net	$219,251	$131,574

E.    Debt

Long-term debt

Long-term debt consists of the following:

	April 30, 2022	July 31, 2021
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$650,000	$650,000
Fixed rate, 5.875%, due 2029 (1)	825,000	825,000

Notes payable
9.0% and 8.8% weighted average interest rate at April 30, 2022 and July 31, 2021, respectively, due 2022 to 2029, net of unamortized discount of $497 and $573 at April 30, 2022 and July 31, 2021, respectively	4,719	3,882
Total debt, excluding unamortized debt issuance and other costs	1,479,719	1,478,882
Unamortized debt issuance and other costs	(28,910)	(32,322)
Less: current portion of long-term debt	1,979	1,670
Long-term debt	$1,448,830	$1,444,890
(1)	On March 30, 2021 (the “Effective Date”), two wholly-owned subsidiaries of the operating partnership (referred to herein as the Escrow Issuers) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (referred to herein as the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (referred to herein as the “2029 Notes”). On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023). As of April 30, 2022, the operating partnership is in compliance with all of its debt covenants.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of April 30, 2022, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2022	$462
2023	1,709
2024	1,139
2025	930
2026	650,710
Thereafter	825,266
Total	$1,480,216

Letters of credit outstanding at April 30, 2022 and July 31, 2021 totaled $90.8 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2022, Ferrellgas had available borrowing capacity under its Credit Facility of $259.2 million.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at April 30, 2022, are immaterial to the financial statements.

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

On February 15, 2022 and May 15, 2022, $15.4 million of the Quarterly Distribution was paid for each quarter in cash to holders of Preferred Units. As of April 30, 2022, the Quarterly Distribution accrued was $16.9 million. The remaining Quarterly Distribution accrual of $1.5 million represents additional amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

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

In the first five years after the Effective Date, Ferrellgas Partners may redeem the Class B Units, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit, less any cash distributed prior to the redemption, if called in the first year after issuance. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through April 30, 2022.

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

Class A Units

As of April 30, 2022 and July 31, 2021, Class A Units were beneficially owned by the following:

	April 30, 2022	July 31, 2021
Public Class A Unitholders (1)	3,480,621	3,480,621
Ferrell Companies (2)	1,126,468	1,126,468
FCI Trading Corp. (3)	9,784	9,784
Ferrell Propane, Inc. (4)	2,560	2,560
James E. Ferrell (5)	238,172	238,172
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
(5)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to Class A Unitholders or the general partner for the nine months ended April 30, 2022. On October 8, 2021, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Class B Unitholders.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities  for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2022 and 2021.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and Preferred Units) concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2022, the general partner made non-cash contributions of $49.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

During the nine months ended April 30, 2021, the general partner made non-cash contributions of $46.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

H.    Leases

The following table provides the operating and financing right-of-use assets and lease liabilities as of April 30, 2022 and July 31, 2021:

Leases	Classification	April 30, 2022	July 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$77,695	$87,611
Financing lease assets	Other assets, net	32,661	34,858
Total leased assets		$110,356	$122,469

Liabilities
Current
Operating	Current operating lease liabilities	$26,041	$25,363
Financing	Other current liabilities	6,369	7,479
Noncurrent
Operating	Operating lease liabilities	51,650	74,349
Financing	Other liabilities	26,806	28,029
Total leased liabilities		$110,866	$135,220

The following table provides the lease expenses for the three and nine months ended April 30, 2022 and 2021:

		For the three months ended April 30,		For the nine months ended April 30,
Leases expense	Classification	2022	2021	2022	2021
Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,667	$1,846	$5,105	$5,126
	Operating expense - equipment lease expense	4,917	6,373	15,377	19,328
	Cost of sales - propane and other gas liquids sales	471	461	1,263	1,479
	General and administrative expense	608	(169)	1,680	307
Total operating lease expense		7,663	8,511	23,425	26,240

Short-term expense	Operating expense - personnel, vehicle, plant and other	3,121	2,003	6,602	5,908
	General and administrative expense	18	111	182	475
Total short-term expense		3,139	2,114	6,784	6,383

Variable lease expense	Operating expense - personnel, vehicle, plant and other	779	784	2,319	2,328
	Operating expense - equipment lease expense	565	397	1,529	1,134
Total variable lease expense		1,344	1,181	3,848	3,462

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	1,900	2,229	4,684	6,583
Interest on lease liabilities	Interest expense	1,283	933	2,893	2,841
Total finance lease expense		3,183	3,162	7,577	9,424

Total lease expense		$15,329	$14,968	$41,634	$45,509

Minimum annual payments under existing operating and finance lease liabilities as of April 30, 2022 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2022	$7,549	$2,323	$9,872
2023	28,100	8,730	36,830
2024	21,918	8,440	30,358
2025	15,188	8,321	23,509
2026	5,836	7,472	13,308
Thereafter	17,740	5,233	22,973
Total lease payments	$96,331	$40,519	$136,850
Less: Imputed interest	18,640	7,344	25,984
Present value of lease liabilities	$77,691	$33,175	$110,866

The following table represents the weighted-average remaining lease term and discount rate as of April 30, 2022:

	As of April 30, 2022
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.9	7.6%
Finance leases	4.5	8.3%

Cash flow information is presented below:

	For the nine months ended April 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$13,613	$26,454

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$2,215	$2,571
Financing cash flows	$4,889	$5,282

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

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021
Retail - Sales to End Users	$478,807	$392,838	$1,228,062	$945,833
Wholesale - Sales to Resellers	137,148	140,015	405,713	381,357
Other Gas Sales	6,256	9,183	18,644	24,329
Other	25,332	22,694	74,568	67,665
Propane and related equipment revenues	$647,543	$564,730	$1,726,987	$1,419,184

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	April 30, 2022	July 31, 2021
Accounts receivable	$204,728	$138,757
Contract assets	$21,257	$10,074
Contract liabilities
Deferred revenue (1)	$43,061	$49,354
(1)	Of the beginning balance of deferred revenue, $8.6 million was recognized as revenue during the nine months ended April 30, 2022.

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

J.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2022 and July 31, 2021:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2022:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$91,724	$—	$91,724
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(14,476)	$—	$(14,476)

July 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$94,244	$—	$94,244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,458)	$—	$(4,458)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2022 and July 31, 2021, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,308.2 million and $1,466.4 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2022 and 2021, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of April 30, 2022 and July 31, 2021:

	Final	April 30, 2022
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$78,787	Other current liabilities	$13,207
Commodity derivatives-propane		Other assets, net	12,937	Other liabilities	1,269
		Total	$91,724	Total	$14,476

	Final	July 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Price risk management asset	$78,001	Other current liabilities	$3,429
Commodity derivatives-propane		Other assets, net	16,243	Other liabilities	1,029
		Total	$94,244	Total	$4,458

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2022 and July 31, 2021, respectively:

	April 30, 2022
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$11,938	Other current liabilities	$67,200
	Other assets, net	5,456	Other liabilities	11,270
		$17,394		$78,470

	July 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,068	Other current liabilities	$79,178
	Other assets, net	3,036	Other liabilities	15,489
		$24,104		$94,667

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2022 and 2021 due to derivatives designated as cash flow hedging instruments:

For the three months ended April 30, 2022
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$29,355	Cost of sales - propane and other gas liquids sales	$44,145	$—

For the three months ended April 30, 2021
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$20,446	Cost of sales - propane and other gas liquids sales	$22,383	$—

For the nine months ended April 30, 2022
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$84,427	Cost of sales - propane and other gas liquids sales	$96,965	$—

For the nine months ended April 30, 2021
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$63,170	Cost of sales - propane and other gas liquids sales	$28,674	$—

The changes in derivatives included in AOCI for the nine months ended April 30, 2022 and 2021 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2022	2021
Beginning balance (1)	$89,786	$(2,313)
Change in value of risk management commodity derivatives	84,427	63,170
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(96,965)	(28,674)
Ending balance (1)	$77,248	$32,183
(1)	Beginning balances in the table above include AOCI activity related to non-controlling interest of $0.9 million and $10.0 thousand for fiscal 2022 and 2021, respectively. Ending balances for the nine months ended April 30, 2022 and April 30, 2021 include AOCI activity related to non-controlling interest of $0.8 million and $0.3 million, respectively.

Ferrellgas expects to reclassify net gains of approximately $65.6 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the nine months ended April 30, 2022 and 2021, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2022, Ferrellgas had financial derivative contracts covering 4.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2022, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2022.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021
Operating expense	$73,224	$64,242	$209,976	$195,817

General and administrative expense	$6,898	$6,194	$21,913	$23,348

See additional discussions about transactions with the general partner and related parties in Note G – Equity (Deficit).

Term loan credit agreement with Ferrellgas Partners, L.P.

On January 8, 2021, Ferrellgas Partners, L.P. entered into a term loan credit agreement with Ferrellgas, L.P., pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional principal prepayment of $9.0 million on the term loan. The outstanding principal and accrued interest at April 30, 2022 was $15.2 million. Subsequent to April 30, 2022, the term loan was repaid. See Note O – Subsequent events for more information.

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

Ferrellgas and Bridger Logistics, LLC (“Bridger”), have been named, along with two former officers (“Rios and Gamboa”), in a lawsuit (the “EDPA Lawsuit”) filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the U.S. District Court for the Eastern District of Pennsylvania (the "Court"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger. The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached both an implicit contract as well as fiduciary duties allegedly owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. If Eddystone ultimately prevails, however, Ferrellgas believes that the amount of damages awarded could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim.

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

On December 10, 2021, the Court dismissed Eddystone’s claims against Rios and Gamboa, pursuant to a settlement agreement with Eddystone.

The Court decided summary judgment motions in March 2022 and has set this matter for trial. A bench trial will proceed in segments, with the first segment to take place in September 2022 and a second segment to take place in December 2022. The Court has not made any decision as to how many segments will be needed to complete the trial. As such, management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

Long-term debt related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note E – Debt for a description of these debt obligations and a schedule of future maturities.

N.    Net earnings (loss) per unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021

	(in thousands, except per unit amounts)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$67,586	$(66,794)	$167,385	$(49,589)
Less: Distributions to preferred unitholders	15,558	8,011	49,037	8,011
Less: Distribution to Class B unitholders	—	—	49,998	—
Less: Allocation of undistributed net earnings to Class B units	44,017	—	50,009	—
Less: General partner's interest in net earnings (loss)	675	(748)	1,673	(576)
Undistributed net earnings (loss) attributable to Class A unitholders	7,336	(74,057)	16,668	(57,024)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6	4,857.6
Basic and diluted net earnings (loss) per Class A Unit	$1.51	$(15.25)	$3.43	$(11.74)

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

O.    Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements, except as follows.

On May 16, 2022, Ferrellgas Partners, L.P. repaid Ferrellgas, L.P. the full amount of the term loan of $15.3 million, which represented the outstanding principal and accrued interest. The term loan was scheduled to mature on July 1, 2022. Additionally, Ferrellgas Partners, L.P. paid Ferrellgas, L.P. $3.9 million for separate intercompany receivables related to expenses incurred during the 2021 debt transactions.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2022	July 31, 2021
ASSETS
Cash	$302	$1,000
Total assets	$302	$1,000

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$1,382	$—
Total current liabilities	$1,382	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	39,486	39,486
Accumulated deficit	(41,566)	(39,486)
Total stockholder’s equity (deficit)	(1,080)	1,000
Total liabilities and equity (deficit)	$302	$1,000

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021
General and administrative expense	$665	$341	$2,080	$2,490

Net loss	$(665)	$(341)	$(2,080)	$(2,490)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,080)	$(2,490)
Changes in operating assets and liabilities:
Other current liabilities	1,382	—
Prepaid expenses and other current assets	—	1,850
Cash used in operating activities	(698)	(640)

Cash flows from financing activities:
Capital contribution	—	640
Cash provided by financing activities	—	640

Net change in cash	(698)	—
Cash - beginning of period	1,000	1,000
Cash - end of period	$302	$1,000

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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”), which Ferrellgas Partners failed to repay, and which obligation was only reported on Ferrellgas Partners’ condensed consolidated balance sheet. On March 30, 2021, Ferrellgas Partners issued 1.3 million of its Class B Units in exchange for the holders’ contribution of the Ferrellgas Partners Notes to Ferrellgas Partners as a capital contribution and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. As of April 30, 2022, Ferrellgas Partners had no debt securities outstanding, and the Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $11,215 and $11,500 of restricted cash at April 30, 2022 and July 31, 2021, respectively)	$228,857	$281,688
Accounts and notes receivable, net	219,251	131,574
Inventories	100,554	88,379
Price risk management asset	78,787	78,001
Loan receivable - Ferrellgas Partners, L.P.	19,091	—
Prepaid expenses and other current assets	35,344	39,073
Total current assets	681,884	618,715

Property, plant and equipment, net	594,362	582,118
Goodwill, net	251,065	246,946
Intangible assets (net of accumulated amortization of $438,161 and $432,032 at April 30, 2022 and July 31, 2021, respectively)	99,283	100,743
Operating lease right-of-use assets	77,695	87,611
Loan receivable - Ferrellgas Partners, L.P.	—	17,001
Other assets, net	87,058	93,228
Total assets	$1,791,347	$1,746,362

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$80,955	$47,913
Broker margin deposit liability	67,200	79,178
Current portion of long-term debt	1,979	1,670
Current operating lease liabilities	26,041	25,363
Other current liabilities	158,407	166,604
Total current liabilities	334,582	320,728

Long-term debt	1,448,830	1,444,890
Operating lease liabilities	51,650	74,349
Other liabilities	49,428	61,189
Contingencies and commitments (Note M)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2022 and July 31, 2021)	651,349	651,349

Equity (Deficit):
Limited partners	(814,109)	(887,043)
General partner	(7,631)	(8,886)
Accumulated other comprehensive income	77,248	89,786
Total deficit	(744,492)	(806,143)
Total liabilities, mezzanine and deficit	$1,791,347	$1,746,362

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021

Revenues:
Propane and other gas liquids sales	$622,211	$542,036	$1,652,419	$1,351,519
Other	25,332	22,694	74,566	67,665
Total revenues	647,543	564,730	1,726,985	1,419,184

Costs and expenses:
Cost of sales - propane and other gas liquids sales	362,958	298,386	966,709	706,790
Cost of sales - other	3,176	2,985	10,343	10,156
Operating expense - personnel, vehicle, plant and other	147,293	124,624	392,418	348,898
Operating expense - equipment lease expense	5,775	6,770	17,487	20,462
Depreciation and amortization expense	23,067	21,281	65,306	63,920
General and administrative expense	10,959	15,203	39,312	48,533
Non-cash employee stock ownership plan compensation charge	776	811	2,436	2,281
(Gain) loss on asset sales and disposals	1,299	1,345	(6,566)	2,238

Operating income	92,240	93,325	239,540	215,906

Interest expense	(23,965)	(42,189)	(74,499)	(135,239)
Loss on extinguishment of debt	—	(107,968)	—	(107,968)
Other income, net	840	1,552	6,569	5,419

Earnings (loss) before income taxes	69,115	(55,280)	171,610	(21,882)

Income tax expense	243	193	820	592

Net earnings (loss)	$68,872	$(55,473)	$170,790	$(22,474)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021

Net earnings (loss)	$68,872	$(55,473)	$170,790	$(22,474)
Other comprehensive income (loss):
Change in value of risk management derivatives	29,355	20,446	84,427	63,170
Reclassification of gains on derivatives to earnings, net	(44,145)	(22,383)	(96,965)	(28,674)
Other comprehensive income (loss)	(14,790)	(1,937)	(12,538)	34,496
Comprehensive income (loss)	$54,082	$(57,410)	$158,252	$12,022

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit

Balance at July 31, 2021	$(887,043)	$(8,886)	$89,786	$(806,143)
Contributions in connection with non-cash ESOP compensation charges	900	9	—	909
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(17,005)	—	—	(17,005)
Net loss	(7,913)	(254)	—	(8,167)
Other comprehensive income	—	—	50,322	50,322
Balance at October 31, 2021	(961,061)	(9,131)	140,108	(830,084)
Contributions in connection with non-cash ESOP compensation charges	743	8	—	751
Net earnings allocated to preferred units	(16,317)	—	—	(16,317)
Net earnings	109,138	947	—	110,085
Other comprehensive loss	—	—	(48,070)	(48,070)
Balance at January 31, 2022	(867,497)	(8,176)	92,038	(783,635)
Contributions in connection with non-cash ESOP compensation charges	768	8	—	776
Net earnings allocated to preferred units	(15,715)	—	—	(15,715)
Net earnings	68,335	537	—	68,872
Other comprehensive loss	—	—	(14,790)	(14,790)
Balance at April 30, 2022	$(814,109)	$(7,631)	$77,248	$(744,492)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2020	$(821,462)	$(8,216)	$(2,313)	$(831,991)
Contributions in connection with non-cash ESOP compensation charges	701	7	—	708
Net loss	(38,360)	(391)	—	(38,751)
Other comprehensive income	—	—	7,917	7,917
Balance at October 31, 2020	(859,121)	(8,600)	5,604	(862,117)
Contributions in connection with non-cash ESOP compensation charges	754	8	—	762
Net earnings	71,026	724	—	71,750
Other comprehensive income	—	—	28,516	28,516
Balance at January 31, 2021	(787,341)	(7,868)	34,120	(761,089)
Contributions in connection with non-cash ESOP compensation charges	803	8	—	811
Net earnings allocated to preferred units	(8,011)	—		(8,011)
Net loss	(54,832)	(641)	—	(55,473)
Other comprehensive loss	—	—	(1,937)	(1,937)
Balance at April 30, 2021	$(849,381)	$(8,501)	$32,183	$(825,699)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$170,790	$(22,474)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	65,306	63,920
Non-cash employee stock ownership plan compensation charge	2,436	2,281
(Gain) loss on asset sales and disposals	(6,566)	2,238
Loss on extinguishment of debt	—	107,968
Provision for expected credit losses	1,456	3,479
Deferred income tax benefit	(3)	—
Other	5,598	6,524
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(89,133)	(72,557)
Inventories	(12,175)	2,922
Prepaid expenses and other current assets	3,730	(11,300)
Accounts payable	32,758	20,520
Accrued interest expense	(20,803)	(26,757)
Other current liabilities	(7,937)	28,099
Other assets and liabilities	(17,258)	5,401
Net cash provided by operating activities	128,199	110,264

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,610)	—
Capital expenditures	(69,611)	(50,470)
Proceeds from sale of assets	2,170	3,707
Cash payments to construct assets in connection with future lease transactions	(1,425)	(603)
Cash receipts in connection with leased vehicles	1,663	391
Loan to Ferrellgas Partners, L.P.	—	(23,808)
Net cash used in investing activities	(76,813)	(70,783)

Cash flows from financing activities:
Distributions to Ferrellgas Partners	(50,000)	—
Preferred unit distributions	(47,783)	—
Proceeds from sale of preferred units, net of issue discount and offering costs	—	670,429
Proceeds from issuance of long-term debt	—	1,475,000
Payments on long-term debt	(1,208)	(1,540)
Payment for settlement and early extinguishment of liabilities	—	(2,175,000)
Payment of redemption premium on debt extinguishment	—	(83,072)
Cash payments for principal portion of finance lease liability	(4,889)	(5,282)
Cash paid for financing costs	(337)	(43,520)
Net cash used in financing activities	(104,217)	(162,985)

Net change in cash, cash equivalents and restricted cash	(52,831)	(123,504)
Cash, cash equivalents and restricted cash - beginning of period	281,688	333,755
Cash, cash equivalents and restricted cash - end of period	$228,857	$210,251

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

Due to seasonality, the results of operations for the nine months ended April 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2022.

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

(3) New accounting standards:

No new accounting standards were adopted during the nine months ended April 30, 2022.

C.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2022	July 31, 2021
Propane gas and related products	$86,663	$75,848
Appliances, parts and supplies, and other	13,891	12,531
Inventories	$100,554	$88,379

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2022, Ferrellgas, L.P. had committed, for supply procurement purposes, to deliver approximately 1.3 million gallons of propane at fixed prices, net of contracts to take delivery.

Prepaid expenses and other current assets consist of the following:

	April 30, 2022	July 31, 2021
Broker margin deposit assets	$11,938	$21,068
Other	23,406	18,005
Prepaid expenses and other current assets	$35,344	$39,073

Other current liabilities consist of the following:

	April 30, 2022	July 31, 2021
Accrued interest	$8,292	$29,095
Customer deposits and advances	31,765	35,734
Accrued payroll	23,246	28,143
Accrued insurance	22,735	11,104
Accrued senior preferred units distributions	16,873	16,013
Other	55,496	46,515
Other current liabilities	$158,407	$166,604

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021
Operating expense - personnel, vehicle, plant and other	$71,487	$56,989	$184,128	$161,242
Depreciation and amortization expense	3,934	3,347	10,270	9,828
Operating expense - equipment lease expense	4,054	5,551	11,721	17,227
	$79,475	$65,887	$206,119	$188,297

Cash and cash equivalents consist of the following:

	April 30, 2022	July 31, 2021
Cash and cash equivalents	$217,642	$270,188
Restricted cash (1)	11,215	11,500
Cash, cash equivalents and restricted cash	$228,857	$281,688

(1)	As of April 30, 2022 and July 31, 2021, restricted cash consists of an $11.2 million and $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2022	2021
Cash paid for:
Interest	$85,867	$154,834
Income taxes	$646	$424
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$644	$—
Change in accruals for property, plant and equipment additions	$426	$(48)
Lease liabilities arising from operating right-of-use assets	$11,240	$7,315
Lease liabilities arising from finance right-of-use assets	$1,872	$1,904
Accrued fees relating to senior preferred units	$—	$18,575
Accrued senior preferred units distributions	$16,873	$8,011

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	April 30, 2022	July 31, 2021
Accounts receivable	$223,349	$135,182
Note receivable	2,635	13,648
Less: Allowance for expected credit losses	(6,733)	(17,256)
Accounts and notes receivable, net	$219,251	$131,574

E.    Debt

Long-term debt

Long-term debt consists of the following:

	April 30, 2022	July 31, 2021
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$650,000	$650,000
Fixed rate, 5.875%, due 2029 (1)	825,000	825,000

Notes payable
9.0% and 8.8% weighted average interest rate at April 30, 2022 and July 31, 2021, respectively, due 2022 to 2029, net of unamortized discount of $497 and $573 at April 30, 2022 and July 31, 2021, respectively	4,719	3,882
Total debt, excluding unamortized debt issuance and other costs	1,479,719	1,478,882
Unamortized debt issuance and other costs	(28,910)	(32,322)
Less: current portion of long-term debt	1,979	1,670
Long-term debt	$1,448,830	$1,444,890
(1)	On March 30, 2021 (the “Effective Date”), two wholly-owned subsidiaries of the operating partnership (referred to herein as the Escrow Issuers) issued $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (referred to herein as the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (referred to herein as the “2029 Notes”). On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023). As of April 30, 2022, the operating partnership is in compliance with all of its debt covenants.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of April 30, 2022, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Payment due by fiscal year	Scheduled principal payments
2022	$462
2023	1,709
2024	1,139
2025	930
2026	650,710
Thereafter	825,266
Total	$1,480,216

Letters of credit outstanding at April 30, 2022 and July 31, 2021 totaled $90.8 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2022, Ferrellgas, L.P. had available borrowing capacity under its Credit Facility of $259.2 million.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at April 30, 2022, are immaterial to the financial statements.

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

On February 15, 2022 and May 15, 2022, $15.4 million of the Quarterly Distribution was paid for each quarter in cash to holders of Preferred Units. As of April 30, 2022, the Quarterly Distribution accrued was $16.9 million. The remaining Quarterly Distribution accrual of $1.5 million represents additional amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

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

Accumulated other comprehensive income (loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2022 and 2021.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest (excluding the interest attributable to the Preferred Units) concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2022, the general partner made non-cash contributions of $25.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the nine months ended April 30, 2021, the general partner made non-cash contributions of $23.0 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

H.    Leases

The following table provides the operating and financing right-of-use assets and lease liabilities as of April 30, 2022 and July 31, 2021:

Leases	Classification	April 30, 2022	July 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$77,695	$87,611
Financing lease assets	Other assets, net	32,661	34,858
Total leased assets		$110,356	$122,469

Liabilities
Current
Operating	Current operating lease liabilities	$26,041	$25,363
Financing	Other current liabilities	6,369	7,479
Noncurrent
Operating	Operating lease liabilities	51,650	74,349
Financing	Other liabilities	26,806	28,029
Total leased liabilities		$110,866	$135,220

The following table provides the lease expenses for the three and nine months ended April 30, 2022 and 2021:

		For the three months ended April 30,		For the nine months ended April 30,
Leases expense	Classification	2022	2021	2022	2021
Operating lease expense	Operating expense - personnel, vehicle, plant and other	$1,667	$1,846	$5,105	$5,126
	Operating expense - equipment lease expense	4,917	6,373	15,377	19,328
	Cost of sales - propane and other gas liquids sales	471	461	1,263	1,479
	General and administrative expense	608	(169)	1,680	307
Total operating lease expense		7,663	8,511	23,425	26,240

Short-term expense	Operating expense - personnel, vehicle, plant and other	3,121	2,003	6,602	5,908
	General and administrative expense	18	111	182	475
Total short-term expense		3,139	2,114	6,784	6,383

Variable lease expense	Operating expense - personnel, vehicle, plant and other	779	784	2,319	2,328
	Operating expense - equipment lease expense	565	397	1,529	1,134
Total variable lease expense		1,344	1,181	3,848	3,462

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	1,900	2,229	4,684	6,583
Interest on lease liabilities	Interest expense	1,283	933	2,893	2,841
Total finance lease expense		3,183	3,162	7,577	9,424

Total lease expense		$15,329	$14,968	$41,634	$45,509

Minimum annual payments under existing operating and finance lease liabilities as of April 30, 2022 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2022	$7,549	$2,323	$9,872
2023	28,100	8,730	36,830
2024	21,918	8,440	30,358
2025	15,188	8,321	23,509
2026	5,836	7,472	13,308
Thereafter	17,740	5,233	22,973
Total lease payments	$96,331	$40,519	$136,850
Less: Imputed interest	18,640	7,344	25,984
Present value of lease liabilities	$77,691	$33,175	$110,866

The following table represents the weighted-average remaining lease term and discount rate as of April 30, 2022:

	As of April 30, 2022
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.9	7.6%
Finance leases	4.5	8.3%

Cash flow information is presented below:

	For the nine months ended April 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$13,613	$26,454

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$2,215	$2,571
Financing cash flows	$4,889	$5,282

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

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021
Retail - Sales to End Users	$478,807	$392,838	$1,228,062	$945,833
Wholesale - Sales to Resellers	137,148	140,015	405,713	381,357
Other Gas Sales	6,256	9,183	18,644	24,329
Other	25,332	22,694	74,566	67,665
Propane and related equipment revenues	$647,543	$564,730	$1,726,985	$1,419,184

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

The following table presents the opening and closing balances of our receivables, contract assets, and contract liabilities:

	April 30, 2022	July 31, 2021
Accounts receivable	$204,728	$138,757
Contract assets	$21,257	$10,074
Contract liabilities
Deferred revenue (1)	$43,061	$49,354
(1)	Of the beginning balance of deferred revenue, $8.6 million was recognized as revenue during the nine months ended April 30, 2022.

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

J.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2022 and July 31, 2021:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2022:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$91,724	$—	$91,724
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(14,476)	$—	$(14,476)

July 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$94,244	$—	$94,244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,458)	$—	$(4,458)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2022 and July 31, 2021, the estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $1,308.2 million and $1,466.4 million, respectively. Ferrellgas, L.P. estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2022 and 2021, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas, L.P.’s condensed consolidated balance sheets as of April 30, 2022 and July 31, 2021:

	Final	April 30, 2022
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$78,787	Other current liabilities	$13,207
Commodity derivatives-propane		Other assets, net	12,937	Other liabilities	1,269
		Total	$91,724	Total	$14,476

	Final	July 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Price risk management asset	$78,001	Other current liabilities	$3,429
Commodity derivatives-propane		Other assets, net	16,243	Other liabilities	1,029
		Total	$94,244	Total	$4,458

Ferrellgas, L.P.’s exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas, L.P. for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2022 and July 31, 2021, respectively:

	April 30, 2022
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$11,938	Other current liabilities	$67,200
	Other assets, net	5,456	Other liabilities	11,270
		$17,394		$78,470

	July 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,068	Other current liabilities	$79,178
	Other assets, net	3,036	Other liabilities	15,489
		$24,104		$94,667

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2022 and 2021 due to derivatives designated as cash flow hedging instruments:

For the three months ended April 30, 2022
Amount of Gain
		Location of Gain	Reclassified from
	Amount of Gain	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$29,355	Cost of sales - propane and other gas liquids sales	$44,145	$—

For the three months ended April 30, 2021
Amount of Gain
		Location of Gain	Reclassified from
	Amount of Gain	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$20,446	Cost of sales - propane and other gas liquids sales	$22,383	$—

For the nine months ended April 30, 2022
Amount of Gain
		Location of Gain	Reclassified from
	Amount of Gain	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$84,427	Cost of sales - propane and other gas liquids sales	$96,965	$—

For the nine months ended April 30, 2021
Amount of Gain
		Location of Gain	Reclassified from
	Amount of Gain	Reclassified from AOCI	AOCI into Income
Derivative Instrument	Recognized in AOCI	into Income	Effective portion	Ineffective portion
Commodity derivatives	$63,170	Cost of sales - propane and other gas liquids sales	$28,674	$—

The changes in derivatives included in AOCI for the nine months ended April 30, 2022 and 2021 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2022	2021
Beginning balance	$89,786	$(2,313)
Change in value of risk management commodity derivatives	84,427	63,170
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(96,965)	(28,674)
Ending balance	$77,248	$32,183

Ferrellgas, L.P. expects to reclassify net gains of approximately $65.6 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sale exception.

During the nine months ended April 30, 2022 and 2021, Ferrellgas, L.P. had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2022, Ferrellgas, L.P. had financial derivative contracts covering 4.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduce its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parent guarantees or cash. Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2022, the maximum amount of loss due to credit risk that Ferrellgas, L.P. would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas, L.P. enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas, L.P.’s debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2022.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021
Operating expense	$73,224	$64,242	$209,976	$195,817

General and administrative expense	$6,898	$6,194	$21,913	$23,348

See additional discussions about transactions with the general partner and related parties in Note G – Equity (Deficit).

Term loan credit agreement with Ferrellgas Partners, L.P.

On January 8, 2021, Ferrellgas, L.P. entered into a term loan credit agreement pursuant to which Ferrellgas, L.P. extended to Ferrellgas Partners, L.P. an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bears interest at a rate of 20% per annum, and all interest on the term loan will be added to the outstanding principal amount of the term loan. The term loan will mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional principal prepayment of $9.0 million on the term loan. The outstanding principal and accrued interest at April 30, 2022 was $15.2 million. Subsequent to April 30, 2022, the term loan was repaid. See Note N – Subsequent events for more information.

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

Ferrellgas, L.P. and Bridger Logistics, LLC (“Bridger”), have been named, along with two former officers (“Rios and Gamboa”), in a lawsuit (the “EDPA Lawsuit”) filed by Eddystone Rail Company ("Eddystone") on February 2, 2017 in the U.S. District Court for the Eastern District of Pennsylvania (the "Court"). Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger. The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached both an implicit contract as well as fiduciary duties allegedly owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. If Eddystone ultimately prevails, however, Ferrellgas believes that the amount of damages awarded, could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim.

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

On December 10, 2021, the Court dismissed Eddystone’s claims against Rios and Gamboa, pursuant to a settlement agreement with Eddystone.

The Court decided summary judgment motions in March 2022 and has set this matter for trial. A bench trial will proceed in segments, with the first segment to take place in September 2022 and a second segment to take place in December 2022. The Court has not made any decision as to how many segments will be needed to complete the trial. As such, management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

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

On May 16, 2022, Ferrellgas Partners, L.P. repaid Ferrellgas, L.P. the full amount of the term loan of $15.3 million, which represented the outstanding principal and accrued interest. The term loan was scheduled to mature on July 1, 2022. Additionally, Ferrellgas Partners, L.P. paid Ferrellgas, L.P. $3.9 million for separate intercompany receivables related to expenses incurred during the 2021 debt transactions.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2022	July 31, 2021
ASSETS
Cash	$129	$1,100
Total assets	$129	$1,100

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$1,110	$—
Total current liabilities	$1,110	$—

Contingencies and commitments (Note B)

Equity (Deficit):
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	102,947	102,628
Accumulated deficit	(104,928)	(102,528)
Total stockholder's equity (deficit)	$(981)	$1,100
Total liabilities and equity (deficit)	$129	$1,100

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2022	2021	2022	2021
General and administrative expense	$932	$17,419	$2,400	$19,275

Net loss	$(932)	$(17,419)	$(2,400)	$(19,275)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,400)	$(19,275)
Changes in operating assets and liabilities:
Other current liabilities	1,110	—
Prepaid expenses and other current assets	—	1,500
Cash used in operating activities	(1,290)	(17,775)

Cash flows from financing activities:
Capital contribution	319	17,775
Cash provided by financing activities	319	17,775

Net change in cash	(971)	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$129	$1,100

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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $500 million aggregate principal amount of unsecured senior notes due 2021, (ii) $475 million aggregate principal amount of unsecured senior notes due 2022, (iii) $500 million aggregate principal amount of unsecured senior notes due 2023, and (iv) $700 million aggregate principal amount of senior secured notes due 2025, which obligations were only reported on the operating partnership’s condensed consolidated balance sheet. The senior notes due 2021, senior notes due 2022 and senior notes due 2023 were redeemed on April 5, 2021, and the senior secured notes due 2025 were redeemed on March 30, 2021. As of April 30, 2022, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021 and which obligations are only reported on the operating partnership’s condensed consolidated balance sheet.

C. Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References and Defined Terms

In this Item 2 of this Quarterly Report on Form 10-Q, unless the context indicates otherwise:

●	“us,” “we,” “our,” “ours,” “consolidated,” or “Ferrellgas” are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” refers to Ferrellgas, Inc.;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
●	“Board of Directors” or “Board” refers to the board of directors of our general partner;
●	"GAAP" refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail - Sales to End Users, or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale - Sales to Resellers, or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales, or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Class A Units” refers to the Class A Units of Ferrellgas Partners, one of which was issued for every twenty of Ferrellgas Partners’ then-outstanding common units in a 1-for-20 reverse unit split effected on March 30, 2021;
●	“Class B Units” refers to the Class B Units of Ferrellgas Partners;
●	“Preferred Units” refers to the Senior Preferred Units of the operating partnership;
●	“Unitholders” or “unitholders” refers to holders of Class A Units, holders of Class B Units or holders of Preferred Units, as indicated or as the context requires for each such reference; and
●	references to any fiscal year are to the fiscal year ended or ending on July 31 of the applicable year.

Also, the following terms are defined in this Item 2 of this Quarterly Report on Form 10-Q:

●	Amended Ferrellgas Partners LPA
●	Credit Agreement

●	Credit Facility
●	Effective Date
●	Ferrellgas Partners Notes
●	OpCo LPA Amendment

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

Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bore interest at a rate of 20% per annum, all interest on the term loan was added to the outstanding principal amount, and the term loan’s maturity date was July 1, 2022. During July 2021, Ferrellgas Partners made an optional principal prepayment of $9.0 million on the term loan. The outstanding principal and accrued interest at April 30, 2022 was $15.2 million. As of April 30, 2022, the operating partnership had additional intercompany receivables from Ferrellgas Partners not related to the term loan totaling $3.9 million. Ferrellgas Partners repaid the term loan and the additional intercompany receivables on May 16, 2022. See Note O – Subsequent events to our condensed consolidated financial statements for more information.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2022 and 2023 sales commitments and, as of April 30, 2022, we have experienced net mark-to-market gains of approximately $77.2 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2022, we estimate 74% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended April 30, 2022 and 2021

During the three months ended April 30, 2022, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $67.6 million, compared to a net loss attributable to Ferrellgas Partners, L.P. of $66.8 million during the three months ended April 30, 2021. This increase was primarily driven by $109.9 million in “Loss on extinguishment of debt” and $9.0 million in “Reorganization expense – professional fees,” both of which were recorded in the prior year period, and an $18.2 million decrease in “Interest expense”.

“Interest expense” for Ferrellgas Partners decreased $18.2 million primarily due to (i) a decrease in interest on the Ferrellgas Partners Notes and (ii) lower interest expense in 2022 as a result of the March 30, 2021 refinancing transactions.

Distributable cash flow attributable to equity investors increased to $86.4 million for the three months ended April 30, 2022 compared to $78.5 million for the prior year period, primarily due to a $12.1 million decrease in net cash interest expense, which was partially offset by a $2.1 million decrease in Adjusted EBITDA, a $1.4 million increase in maintenance capital expenditures and a $0.6 million decrease in proceeds from asset sales.

Distributable cash flow excess was flat at $69.0 million in the current period compared to $68.9 million in the prior year period, primarily due to the $7.9 million increase in distributable cash flow attributable to equity investors noted above, partially offset by a $7.7 million increase in distributions accrued or paid to preferred unitholders.

For the nine months ended April 30, 2022 and 2021

During the nine months ended April 30, 2022, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $167.4 million, compared to net loss attributable to Ferrellgas Partners, L.P. of $49.6 million during the nine months ended April 30, 2021. This increase primarily reflects $109.9 million in “Loss on extinguishment of debt” and $10.2 million in “Reorganization expense – professional fees,” both of which were recorded in the prior year period, and a $74.5 million decrease in “Interest expense” and a $23.9 million increase in “Operating income.”

“Interest expense” for Ferrellgas Partners decreased $74.5 million primarily due to (i) a decrease in interest on the Ferrellgas Partners Notes and (ii) lower interest expense in 2022 as a result of the March 30, 2021 refinancing transactions.

The $23.9 million increase in “Operating income” was primarily attributable to a $47.7 million increase in “Gross margin,” a $9.4 million decrease in “General and administrative expenses,” and an $8.8 million increase in “(Gain) loss on asset sales and disposals, which was partially offset by a $43.5 million increase in “Operating expense – personnel, vehicle, plant and other.”

Distributable cash flow attributable to equity investors increased to $223.1 million for the nine months ended April 30, 2022 compared to $145.0 million for the prior year period, primarily due to a $65.3 million decrease in net cash interest expense and an $11.9 million increase in Adjusted EBITDA.

Distributable cash flow excess decreased to $119.6 million in the current period from $134.1 million in the prior year period, primarily due to a $50.0 million distribution paid to Class B Unitholders in the first fiscal quarter and a $41.0 million increase in distributions accrued or paid to preferred unitholders, partially offset by the $78.1 million increase in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2022	2021	2022	2021
Total revenues	$647,543	$564,730	$1,726,987	$1,419,184

Total cost of sales	366,134	301,371	977,052	716,946

Operating expense - personnel, vehicle, plant and other	147,293	124,624	392,418	348,898
Depreciation and amortization expense	23,067	21,281	65,306	63,920
General and administrative expense	10,962	15,205	39,321	48,760
Operating expense - equipment lease expense	5,775	6,770	17,487	20,462
Non-cash employee stock ownership plan compensation charge	776	811	2,436	2,281
(Gain) loss on asset sales and disposals	1,299	1,345	(6,566)	2,238
Operating income	92,237	93,323	239,533	215,679
Interest expense	(23,965)	(42,189)	(74,499)	(149,010)
Loss on extinguishment of debt	—	(109,922)	—	(109,922)
Other income, net	99	553	4,406	4,169
Reorganization expense - professional fees	—	(9,007)	—	(10,207)
Earnings (loss) before income taxes	68,371	(67,242)	169,440	(49,291)
Income tax expense	248	193	825	606
Net earnings (loss)	68,123	(67,435)	168,615	(49,897)
Net earnings (loss) attributable to noncontrolling interest	537	(641)	1,230	(308)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$67,586	$(66,794)	$167,385	$(49,589)

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, (gain) loss on asset sales and disposals, loss on extinguishment of debt, other income, net, reorganization expense – professional fees, severance costs, legal fees and settlements related to non-core businesses, provision for doubtful accounts related to non-core businesses, and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and nine months ended April 30, 2022 and 2021:

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2022	2021	2022	2021
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$67,586	$(66,794)	$167,385	$(49,589)
Income tax expense	248	193	825	606
Interest expense	23,965	42,189	74,499	149,010
Depreciation and amortization expense	23,067	21,281	65,306	63,920
EBITDA	114,866	(3,131)	308,015	163,947
Non-cash employee stock ownership plan compensation charge	776	811	2,436	2,281
(Gain) loss on asset sales and disposals	1,299	1,345	(6,566)	2,238
Loss on extinguishment of debt	—	109,922	—	109,922
Other income, net	(99)	(553)	(4,406)	(4,169)
Reorganization expense - professional fees	—	9,007	—	10,207
Severance costs	49	—	546	1,761
Legal fees and settlements related to non-core businesses	(303)	2,436	4,635	8,572
Provision for doubtful accounts related to non-core businesses	—	—	—	(500)
Net earnings (loss) attributable to noncontrolling interest	537	(641)	1,230	(308)
Adjusted EBITDA	117,125	119,196	305,890	293,951
Net cash interest expense (a)	(25,654)	(37,757)	(72,393)	(137,716)
Maintenance capital expenditures (b)	(5,477)	(4,058)	(13,116)	(14,517)
Cash paid for income taxes	(243)	(133)	(650)	(438)
Proceeds from certain asset sales	642	1,270	3,368	3,707
Distributable cash flow attributable to equity investors	86,393	78,518	223,099	144,987
Less: Distributions accrued or paid to preferred unitholders	15,715	8,011	49,037	8,011
Distributable cash flow attributable to general partner and non-controlling interest	(1,720)	(1,571)	(4,462)	(2,900)
Distributable cash flow attributable to Class A and B unitholders	68,958	68,936	169,600	134,076
Less: Distributions paid to Class A and B unitholders	—	—	49,998	—
Distributable cash flow excess	$68,958	$68,936	$119,602	$134,076

(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net. This amount includes interest expense related to the terminated accounts receivable securitization facility.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.

Operating Results for the three months ended April 30, 2022 and 2021

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2022	2021	Increase (Decrease)
As of April 30,
Retail customers	695,287	721,562	(26,275)	(4)%
Tank exchange selling locations	60,663	62,372	(1,709)	(3)%

(amounts in thousands)
Three months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	198,783	200,028	(1,245)	(1)%
Wholesale - Sales to Resellers	52,943	60,128	(7,185)	(12)%
	251,726	260,156	(8,430)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$478,807	$392,838	$85,969	22%
Wholesale - Sales to Resellers	137,148	140,015	(2,867)	(2)%
Other Gas Sales (a)	6,256	9,183	(2,927)	(32)%
Other (b)	25,332	22,694	2,638	12%
Propane and related equipment revenues	$647,543	$564,730	$82,813	15%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$200,222	$181,000	$19,222	11%
Wholesale - Sales to Resellers (a)	59,031	62,650	(3,619)	(6)%
Other (b)	22,156	19,709	2,447	12%
Propane and related equipment gross profit	$281,409	$263,359	$18,050	7%

Operating, general and administrative expense (d)	$158,255	$139,829	$18,426	13%
Operating expense - equipment lease expense	5,775	6,770	(995)	(15)%

Operating income	$92,237	$93,323	$(1,086)	(1)%

Depreciation and amortization expense	23,067	21,281	1,786	8%
Non-cash employee stock ownership plan compensation charge	776	811	(35)	(4)%
(Gain) loss on asset sales and disposals	1,299	1,345	(46)	(3)%
Legal fees and settlements related to non-core businesses	(303)	2,436	(2,739)	(112)%
Severance costs	49	—	49	NM
Adjusted EBITDA	$117,125	$119,196	$(2,071)	(2)%

NM – Not meaningful

(a)	Gross margin for “Other Gas Sales” is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the three months ended April 30, 2022 decreased 3%, or 8.4 million gallons, from the prior year period primarily due to decreased sales volumes to tank exchange customers primarily due to the prior year favorable impact of outdoor living. Based on a ten-year average, weather was relatively stable at only a 0.1% decrease in weighted-average degree days for the third fiscal quarter compared to normal average temperatures.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended April 30, 2022 averaged 53% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 50% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $1.36 and $0.89 per gallon during the three months ended April 30, 2022 and 2021, respectively, while the wholesale market price at Conway, Kansas averaged $1.32 and $0.88 per gallon during the three months ended April 30, 2022 and 2021, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $86.0 million compared to the prior year period primarily due to our strategic initiatives in the right-timed delivery of gallons. This includes using new monitoring technology that allows us to provide more gallons at each stop, thereby optimizing the use of our labor force and vehicle fleet and our fuel efficiency.

Wholesale sales decreased $2.9 million compared to the prior year period as a result of a decrease in tank exchange revenue primarily due to the prior year favorable impact of outdoor living.

Other gas sales decreased $2.9 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $2.6 million compared to the prior year period primarily due to revenue from services to customers provided in support of final mile operations.

Gross margin - Propane and other gas liquids sales

Gross margin increased $15.6 million primarily due to an $80.2 million increase in revenue, as discussed above, offset by a $64.6 million increase in related cost of sales as a result of increases in price per gallon. Margin per gallon for the quarter increased by $0.09, or 10%, compared to the prior year period.

Gross margin - other

Gross margin increased $2.4 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income decreased $1.1 million primarily due to an $18.4 million increase in “Operating general and administrative expense,” which is partially offset by a $15.6 million increase in "Gross margin - Propane and other gas liquid sales" and a $2.4 million increase in “Gross margin – other,” both as discussed above.

“Operating, general and administrative expense” increased due to a $22.7 million increase in “Operating expense – personnel, vehicle, plant and other,” partially offset by a $4.2 million decrease in “General and administrative expense.” “Operating expense – personnel, vehicle, plant and other” increased primarily due to higher fleet costs and fuel costs. Operating expenses as a percentage of total revenue were approximately 1% higher than the prior year period due to higher fuel costs, higher fleet costs, and wage increases. Cost of sales also had an unfavorable increase of $64.8 million or 21% compared to the prior year period driven by inflationary costs for materials and other commodities.

Adjusted EBITDA

Adjusted EBITDA decreased $2.1 million for the third fiscal quarter compared to the prior year period. Excluding the impact of approximately $5.0 million in legal settlements during the third fiscal quarter, adjusted EBITDA would have increased $2.9 million compared to the prior year period.

Operating Results for the nine months ended April 30, 2022 and 2021

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2022	2021	Increase (Decrease)
As of April 30,
Retail customers	695,287	721,562	(26,275)	(4)%
Tank exchange selling locations	60,663	62,372	(1,709)	(3)%

(amounts in thousands)
Nine months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	529,884	536,124	(6,240)	(1)%
Wholesale - Sales to Resellers	158,955	176,970	(18,015)	(10)%
	688,839	713,094	(24,255)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,228,062	$945,833	$282,229	30%
Wholesale - Sales to Resellers	405,713	381,357	24,356	6%
Other Gas Sales (a)	18,644	24,329	(5,685)	(23)%
Other (b)	74,568	67,665	6,903	10%
Propane and related equipment revenues	$1,726,987	$1,419,184	$307,803	22%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$521,132	$464,343	$56,789	12%
Wholesale - Sales to Resellers (a)	164,578	180,386	(15,808)	(9)%
Other (b)	64,225	57,509	6,716	12%
Propane and related equipment gross profit	$749,935	$702,238	$47,697	7%

Operating, general and administrative expense (d)	$431,739	$397,658	$34,081	9%
Operating expense - equipment lease expense	17,487	20,462	(2,975)	(15)%

Operating income	$239,533	$215,679	$23,854	11%

Depreciation and amortization expense	65,306	63,920	1,386	2%
Non-cash employee stock ownership plan compensation charge	2,436	2,281	155	7%
(Gain) loss on asset sales and disposals	(6,566)	2,238	(8,804)	NM
Legal fees and settlements related to non-core businesses	4,635	8,572	(3,937)	(46)%
Provision for doubtful accounts related to non-core businesses	—	(500)	500	(100)%
Severance costs	546	1,761	(1,215)	(69)%
Adjusted EBITDA	$305,890	$293,951	$11,939	4%

NM – Not meaningful

(a)	Gross margin for “Other Gas Sales” is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the nine months ended April 30, 2022 decreased 3%, or 24.3 million gallons, from the prior year period primarily due to decreased sales volumes to tank exchange customers primarily due to the prior year favorable impact of outdoor living. Based on a ten-year average, weather was slightly below normal at a 5.0% decrease in weighted-average degree days for the nine months ended April 30, 2022 compared to normal average temperatures.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the nine months ended April 30, 2022 averaged 83% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 87% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $1.26 and $0.69 per gallon during the nine months ended April 30, 2022 and 2021, respectively, while the wholesale market price at Conway, Kansas averaged $1.25 and $0.67 per gallon during the nine months ended April 30, 2022 and 2021, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $282.2 million compared to the prior year period due to continued focus on the management of the sales lifecycle, from asset utilization through final mile optimization and the strategic initiatives described above.

Wholesale sales increased $24.4 million compared to the prior year period as a result of an increase in volume in non-retail opportunities.

Other gas sales decreased $5.7 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $6.9 million compared to the prior year period primarily due to revenue from services to customers provided in support of final mile operations.

Gross margin - Propane and other gas liquids sales

Gross margin increased $41.0 million primarily due to a $300.9 million increase in revenue, as discussed above, offset by a $259.9 million increase in related cost of sales as a result of increases in price per gallon and increased costs for materials due to high inflationary costs.

Gross margin - other

Gross margin increased $6.7 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income increased $23.9 million primarily due to a $41.0 million increase in "Gross margin - Propane and other gas liquid sales" and a $6.7 million increase in “Gross margin – other,” both as discussed above, an $8.8 million increase in “(Gain) loss on asset sales and disposals” and a $3.0 million decrease in “Operating expense – equipment lease expense,” partially offset by a $34.1 million increase in “Operating, general and administrative expense”. The $8.8 million increase in “(Gain) loss on asset sales and disposals primarily related to the derecognition of a lease liability and the related asset. The decrease in “Operating expense – equipment lease expense” was due to our entering into more finance leases instead of operating leases, resulting in less lease expense and greater interest expense and amortization expense. “Operating, general and administrative expense” increased due to a $43.5 million increase in “Operating expense – personnel, vehicle, plant and other,” partially offset by a $9.4 million decrease in “General and administrative expense”. “Operating expense – personnel, vehicle, plant and other” increased primarily due to planned increases for workforce and overtime costs and higher fleet expenses and fuel costs.

Adjusted EBITDA

Adjusted EBITDA increased $11.9 million primarily due to the $23.9 million increase in "Operating income," partially offset by the $8.8 million increase in “(Gain) loss on asset sales and disposals,” each as discussed above. Excluding the impact of approximately $5.0 million in legal settlements during the third fiscal quarter, adjusted EBITDA would have increased $16.9 million compared to the prior year period.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. As of April 30, 2022, our total liquidity was $477.1 million, which was comprised of $217.9 million in unrestricted cash and $259.2 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of April 30, 2022, letters of credit outstanding totaled $90.8 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of April 30, 2022, we had $11.2 million of restricted cash consisting of a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended April 30, 2022 to the twelve months ended January 31, 2022 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF ratio
	to equity investors	General Partner	equity investors	(a)
Nine months ended April 30, 2022	$223,099	$174,062	$49,037	4.5
Fiscal 2021	135,654	111,630	24,024
Less: Nine months ended April 30, 2021	144,987	136,976	8,011
Twelve months ended April 30, 2022	$213,766	$148,716	$65,050	3.3

Twelve months ended January 31, 2022	205,891	148,545	57,346	3.6
Change	$7,875	$171	$7,704	1.0
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended April 30, 2022, distributable cash flow attributable to equity investors increased $7.9 million compared to the twelve months ended January 31, 2022. As of April 30, 2022, the accrued quarterly distribution to Preferred Unitholders was $16.9 million. We paid $15.4 million of this distribution on May 15, 2022. The remaining $1.5 million remains accrued as additional amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment. No cash distributions have been paid to our Class A Unitholders since the three months ended October 31, 2018. Cash reserves, which we utilize to meet future anticipated expenditures, were flat at $148.7 million during the twelve months ended April 30, 2022, compared to $148.5 million in the twelve months ended January 31, 2022.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $128.2 million for the nine months ended April 30, 2022, compared to net cash provided by operating activities of $103.0 million for the nine months ended April 30, 2021. The increase in cash provided by operating activities was primarily due to a $98.4 million increase in cash flow from operations, partially offset by a $51.4 million increase in working capital requirements and a $21.8 million outflow associated with other assets and liabilities.

The increase in working capital requirements for the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021 was primarily due to a $39.1 million increase in requirements for other current liabilities. Additionally, due to rising propane prices in the current period, we had a $16.6 million increase in requirements for accounts and notes receivable and a $15.1 million increase in requirements for inventory. The $7.8 million increase in accrued interest expense related primarily to the timing and nature of the restructuring transactions in March 2021. These increases were partially offset by decreases of $15.0 million and $12.2 million in prepaid expenses and other current assets and accounts payable, respectively.

The increase in cash flow from operations was primarily due to a $74.5 million decrease in "Interest expense," a $47.7 million increase in gross profit, a $9.4 million decrease in “General and administrative expense,” an $8.8 million gain on asset sales and disposals and a $3.0 million decrease in “Operating expense – equipment lease expense,” which were partially offset by a net increase in “Operating expense – personnel, vehicle, plant and other” of $43.5 million.

The operating partnership

Net cash provided by operating activities was $128.2 million for the nine months ended April 30, 2022, compared to net cash provided by operating activities of $110.3 million for the nine months ended April 30, 2021. This increase in cash provided by operating activities was primarily due to a $75.1 million increase in cash flow from operations, partially offset by a $34.5 million increase in working capital requirements and a $22.7 million outflow associated with other assets and liabilities.

The increase in working capital requirements for the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021 was primarily due to a $36.0 million increase in requirements for other current liabilities. Additionally, due to rising propane prices in the current period, we had a $16.6 million increase in requirements for accounts and notes receivable and a $15.1 million increase in requirements for inventory. These increases were partially offset by decreases of $15.0 million and $12.2 million in prepaid expenses and other current assets and accounts payable, respectively. The $6.0 million decrease in accrued interest expense related primarily to the timing and nature of the restructuring transactions in March 2021.

The increase in cash flow from operations was primarily due to a $60.7 million decrease in "Interest expense," a $47.7 million increase in gross profit, an $8.8 million gain on asset sales and disposals and a $3.0 million decrease in “Operating expense – equipment lease expense,” which were partially offset by an increase in “Operating expense – personnel, vehicle, plant and other” of $43.5 million.

Investing Activities

Ferrellgas Partners

Capital Requirements

Our business requires continual investments to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital expenditures for our business consist primarily of:

●	Maintenance capital expenditures. These capital expenditures include expenditures for betterment and replacement of property, plant and equipment, and may from time to time include assets that are typically leased, rather than purchased to generate incremental distributable cash flow. Examples of maintenance capital expenditures include a routine replacement of a worn-out asset or replacement of major vehicle components; and
●	Growth capital expenditures. These expenditures are undertaken primarily to generate incremental distributable cash flow. Examples include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

Net cash used in investing activities was $76.8 million for the nine months ended April 30, 2022, compared to net cash used in investing activities of $47.0 million for the nine months ended April 30, 2021. This increase in net cash used in investing activities was primarily due to a $19.1 million increase in “Capital expenditures” and a $9.6 million increase in “Business acquisitions, net of cash acquired.”

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $104.2 million for the nine months ended April 30, 2022, compared to net cash used in financing activities of $166.9 million for the nine months ended April 30, 2021. This decrease in cash flow used in financing activities was primarily due to financing costs related to the prior year debt transactions (as discussed further in Note F – Debt), partially offset by $50.0 million in distributions to Class B unitholders and $47.8 million in preferred unit distributions, both of which occurred in the nine months ended April 30, 2022.

Letters of credit outstanding at April 30, 2022 and July 31, 2021 totaled $90.8 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2022, we had available borrowing capacity under our Credit Facility of $259.2 million.

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

Ferrellgas Partners did not pay any distributions to Class A Unitholders or the general partner for the nine months ended April 30, 2022.

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

On February 15, 2022 and May 15, 2022, $15.4 million of the Quarterly Distribution was paid for each quarter in cash to holders of Preferred Units. As of April 30, 2022, the Quarterly Distribution accrued was $16.9 million. The remaining Quarterly Distribution accrual of $1.5 million represents additional amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders during the nine months ended April 30, 2022. On October 8, 2021, Ferrellgas Partners paid a cash distribution to holders of the Class B Units in the amount of $38.46 per Class B Unit or approximately $49.9 million in the aggregate. As permitted by the Amended Ferrellgas LPA as described above, Ferrellgas Partners made this distribution solely to Class B Unitholders without any contemporaneous distribution to Class A Unitholders and the general partner.

On September 14, 2021, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $49.9 million, which Ferrellgas Partners used to pay the October 8, 2021 distribution to its Class B Unitholders described above. The operating partnership also paid cash distributions for the nine months ended April 30, 2022 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

On May 16, 2022, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $19.2 million. $15.3 million was used to repay the term loan, as discussed below in “—Term loan credit agreement between Ferrellgas Partners and the operating partnership”. The remaining $3.9 million was used to repay separate intercompany receivables related to expenses incurred during the 2021 debt transactions.

The operating partnership

The operating partnership paid cash distributions during the nine months ended April 30, 2022 to Ferrellgas Partners and to holders of the Preferred Units as described above. The operating partnership did not pay any other cash distributions during the nine months ended April 30, 2021.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $231.9 million for the nine months ended April 30, 2022, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the nine months ended April 30, 2022, the operating partnership paid distributions to Ferrellgas Partners as described above.

Term loan credit agreement between Ferrellgas Partners and the operating partnership

As discussed in Note L – Transactions with related parties in the notes to the condensed consolidated financial statements of the operating partnership, on January 8, 2021 Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bore interest at a rate of 20% per annum, all interest on the term loan was added to the outstanding principal amount of the term loan, and the term loan’s maturity date was July 1, 2022. During July 2021, Ferrellgas Partners made an optional principal prepayment of $9.0 million on the term loan. The outstanding principal and accrued interest at April 30, 2022 was $15.2 million. Ferrellgas Partners repaid the term loan on May 16, 2022. See Note O – Subsequent events to our condensed consolidated financial statements for more information.

Contractual Obligations

As of April 30, 2022, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for fiscal 2021. For additional information regarding our debt obligations, see Note E – Debt to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2022. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2022 and July 31, 2021, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $22.9 million and $30.1 million as of April 30, 2022 and July 31, 2021, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $90.8 million and $107.7 million as of April 30, 2022 and July 31, 2021, respectively. We had no collateralized note payable borrowings, as we terminated our accounts receivable securitization facility on the Effective Date. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2021. During the nine months ended April 30, 2022 no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of April 30, 2022.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2022, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note M “Contingencies and commitments” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2021 and in our subsequent SEC filings.

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

* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith
#	Management contracts or compensatory plans.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 10, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 10, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 10, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President; Chairman of the Board of Directors

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 10, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Wendel Parks
Wendel Parks
Corporate Controller (Principal Financial and Accounting Officer)