Form 10-K
period 2022-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2022-09-30
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-11331, 000-50182, 333-06693-02 and 000-50183

Ferrellgas Partners, L.P.

Ferrellgas, L.P.

Ferrellgas Partners Finance Corp.

Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware (States or other jurisdictions of incorporation or organization)	43-1698480 43-1698481 43-1742520 14-1866671 (I.R.S. Employer Identification Nos.)

One Liberty Plaza Liberty, Missouri (Address of principal executive office)	64068 (Zip Code)

Registrants’ telephone number, including area code:

(816) 792-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Ferrellgas Partners, L.P.: Yes ☐ No ☒

Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.: Yes ☐ No ☒

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

Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.:
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2022, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the OTC Pink Market on such date, was approximately $59,054,417. There is no aggregate market value of the common equity of Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2022, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	4,857,605	Class A Units
	1,300,000	Class B Units
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT WITH RESPECT TO EACH SUCH REGISTRANT.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended July 31, 2022 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

Ferrellgas Partners is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in the retail distribution of propane and related equipment sales. Our Class A Units are traded on the OTC Pink Market under the symbol “FPGR.” The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to the Ferrellgas Partners Notes during the relevant historical periods.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, the operating partnership and Ferrellgas Partners Finance Corp. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Class B Units and the Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership.

Our general partner performs all management functions for us. The parent company of our general partner, Ferrell Companies, currently beneficially owns approximately 23.4% of our outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

We believe that combining the annual reports on Form 10-K for these entities provides the following benefits:

●	enhances investors’ understanding of Ferrellgas Partners and the operating partnership by enabling investors to view the business as a whole in the same manner that management views and operates the business;
●	eliminates duplicative disclosure and provides a more streamlined and readable presentation, since a substantial portion of the disclosure applies to both Ferrellgas Partners and the operating partnership; and
●	creates time and cost efficiencies through the preparation of a combined presentation.

To help investors understand the differences between Ferrellgas Partners and the operating partnership, this report provides separate consolidated financial statements for Ferrellgas Partners and the operating partnership. Noncontrolling interests, Class A Units, Class B Units, shareholders' equity (deficit) and partners' capital (deficit) are the main areas of difference between the consolidated financial statements of Ferrellgas Partners and those of the operating partnership. A single set of notes to consolidated financial statements is presented that includes separate discussions for Ferrellgas Partners and the operating partnership, when applicable. A combined Management's Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents combined information and discrete information related to each entity, as applicable.

In order to highlight the differences between Ferrellgas Partners and the operating partnership, this report includes the following sections that provide separate financial information for Ferrellgas Partners and the operating partnership:

●	consolidated financial statements; and
●	certain accompanying notes to consolidated financial statements, which denote “Ferrellgas Partners” and “The operating partnership” in sections where applicable.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS FINANCE CORP.

For the fiscal year ended July 31, 2022

FORM 10-K ANNUAL REPORT

			Page
PART I			4
ITEM	1.	BUSINESS	6
ITEM	1A.	RISK FACTORS	16
ITEM	1B.	UNRESOLVED STAFF COMMENTS	31
ITEM	2.	PROPERTIES	32
ITEM	3.	LEGAL PROCEEDINGS	33
ITEM	4.	MINE SAFETY DISCLOSURES	33
PART II			33
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM	6.	RESERVED	34
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	55
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	55
ITEM	9A.	CONTROLS AND PROCEDURES	55
ITEM	9B.	OTHER INFORMATION	56
PART III			58
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	58
ITEM	11.	EXECUTIVE COMPENSATION	65
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	70
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	71
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	73
PART IV			E-1
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	E-1
ITEM	16.	FORM 10-K SUMMARY	E-8

PART I

References and Defined Terms

In this Annual Report on Form 10-K:

●	“us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” refers to Ferrellgas, Inc.;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
●	“Board of Directors” or “Board” refers to the board of directors of our general partner, except where the context indicates otherwise;
●	“GAAP” refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Class A Units” refers to the Class A Units of Ferrellgas Partners, one of which was issued for every twenty of Ferrellgas Partners’ then-outstanding common units in a 1-for-20 reverse unit split effected on March 30, 2021;
●	“Class B Units” refers to the Class B Units of Ferrellgas Partners;
●	“Preferred Units” refers to the Senior Preferred Units of the operating partnership;
●	“Unitholders” or “unitholders” refers to holders of Class A Units, holders of Class B Units or holders of Preferred Units, as indicated or as the context requires for each such reference; and
●	references to any fiscal year are to the fiscal year ended or ending on July 31 of the applicable year.

Also, the following terms that are used throughout this Annual Report on Form 10-K are defined in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

●the effect of weather conditions on the demand for propane;
●the prices of wholesale propane, motor fuel and crude oil;
●disruptions to the supply of propane;
●competition from other industry participants and other energy sources;
●energy efficiency and technology advances;
●significant delays in the collection of accounts or notes receivable;
●customer, counterparty, supplier or vendor defaults;
●changes in demand for, and production of, hydrocarbon products;
●increased trucking and rail regulations;
●inherent operating and litigation risks in gathering, transporting, handling and storing propane;
●our inability to complete acquisitions or to successfully integrate acquired operations;
●costs of complying with, or liabilities imposed under, environmental, health and safety laws;
●the impact of pending and future legal proceedings;
●	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;
●	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
●economic and political instability, particularly in areas of the world tied to the energy industry;
●disruptions in the capital and credit markets; and
●access to available capital to meet our operating and debt service requirements.

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

ITEM 1.    BUSINESS.

Overview

Ferrellgas Partners is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in the retail distribution of propane and related equipment sales. Our Class A Units are traded on the OTC Pink Market under the symbol “FPGR”.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, the operating partnership and Ferrellgas Partners Finance Corp. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Class B Units and the Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. For information regarding the economic and other terms of the Class B Units and the Preferred Units, see Note J – Equity (Deficit) and Note I – Preferred units – to our consolidated financial statements included elsewhere herein.

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

Business

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2022 and a leading national provider of propane by portable tank exchange.

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

As of July 31, 2022, approximately 69% of our residential customers utilize our equipment, while the remainder own their tanks. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

In our past three fiscal years, our total annual propane sales volumes in gallons were:
Propane
sales volumes
Fiscal year ended	(in millions)
July 31, 2022	831
July 31, 2021	860
July 31, 2020	874

In fiscal 2022, no one customer accounted for 10% or more of our consolidated revenues.

We utilize marketing programs targeting both new and existing customers by emphasizing:

●our efficiency in delivering propane to customers;
●our employee training and safety programs;
●our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and
●our national distributor network for our commercial and portable tank exchange customers.

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products.

Our other activities in our propane operations and related equipment sales segment include the following:

●the sale of refined fuels, and
●common carrier services.

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

The market for propane is seasonal because of increased demand during the winter heating season primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season. However, our propane by portable tank exchange business experiences higher volumes in the spring and summer, which include the majority of the grilling season. These volumes add to our operating profits during our first and fourth fiscal quarters due to those counter-seasonal business activities. These sales also provide us the ability to better utilize our seasonal resources at our propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, timing of acquisitions and general economic conditions in the United States.

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We define “normal” temperatures based on a 10-year average of information published by the National Oceanic and Atmospheric Administration. Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for weather trends compared to the prior fiscal year as well as to normal heating degree days.

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

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2022, ten suppliers accounted for approximately 51% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of sales – propane and other gas liquids sales” in our consolidated statements of operations.

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

We also incur risks related to the price and availability of propane during periods of much colder-than-normal weather, temporary supply shortages concentrated in certain geographic regions and commodity price distortions between geographic regions. We attempt to mitigate these risks through our transportation activities by utilizing our transport truck and railroad tank car fleet to distribute propane between supply or storage locations and propane distribution locations. The propane we sell to our customers is generally transported from gas processing plants and refineries, pipeline terminals and storage facilities to propane distribution locations or storage facilities by our leased railroad tank cars, our owned or leased highway transport trucks, common carriers, or owner-operated transport trucks.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2022, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Business Strategy

Our business strategy includes the following:

●	expand our market share through disciplined acquisitions and organic growth, as accretive opportunities become available;
●	capitalize on our national presence and economies of scale; and
●	maximize operating efficiencies through utilization of our technology platform.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 795 propane distribution locations in the United States as of July 31, 2022 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 49 service centers and 795 service units as of July 31, 2022. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

Human Capital Management

Ferrellgas’ employees are managed by our general partner pursuant to our partnership agreement. Our general partner’s employees are its greatest resource and an integral component to Ferrellgas’ operations. Their health, safety and well-being is a priority for us. We provide competitive compensation and comprehensive benefits, and regularly benchmark our programs to the market. Our commitment to allowing employees in eligible roles to work from home serves to solidify our position as an employer of choice in today’s marketplace. As a matrix organization, in which resources are balanced between both project groups and functional groups, open and frequent communication and teamwork among people throughout Ferrellgas allow us to innovate and support our mission to Fuel Life Simply. Under the Ferrellgas’ Employee Stock Ownership Plan (the “ESOP”), employee-owners have a vested interest in our performance through serving our customers.

Employees

At July 31, 2022, our general partner had 3,919 full-time employees in the following areas:

Propane field operations	3,542
Centralized corporate functions	377
Total	3,919

Less than one percent of these employees are represented by an aggregate of four different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

Diversity and Inclusion

We treat each other with respect and value each individual’s unique perspective and background. We are committed to a culture where everyone belongs and diversity and inclusion drives business results. Diversity of management is crucial to our ongoing success to manage our business. As of July 31, 2022, females and ethnic groups represented the following:

	Ferrellgas Overall	Ferrellgas Leadership (1)
Females	19.6%	25.4%
Ethnic groups	20.6%	9.3%
Total	37.6%	31.7%
(1)	Represents all management levels.

Safety

Safety is a part of everything we do. Safety is a priority for our employees, our customers and the public. We follow rules and regulations applicable to the sale and distribution of propane, including those from OSHA and the DOT. The Ferrellgas Safety Program is designed to ensure operations at our facilities adhere to established protocols and safety standards.

Employee Recognition and Community Involvement

Ferrellgas Flame Awards is a peer-to-peer recognition program. Employees receive awards for achievement in the areas of customer service, safety, innovation and leadership.

Employees have the opportunity to participate in numerous volunteer efforts as we strive to give back to the communities we serve. These initiatives include:

●	Operation BBQ Relief, an organization which serves communities impacted by natural disasters, supports victims and first responders throughout the United States by supplying the propane to fuel industrial-sized smokers in addition to Blue Rhino tanks;
●	a partnership with the International Rhino Foundation, a global wildlife conservation organization, draws attention to conservation efforts; and
●	providing resources for a positive long-term environmental effort in the celebration of Earth Day which ranged from planting trees to hosting battery and plastic recycling drives to multiple community service activities.

Training and Development

We believe in investing in our people through coaching, Touchbase Tuesday calls, and frequent roundtables. Ferrellgas University offers online courses available to all employees. Our summer internship program and a rotational Management Development Program (“MDP”) also allow us to build a pipeline of diverse talent. MDP trainees gain broad hands-on experience with our brands, processes and operations to prepare for leadership positions in Ferrellgas.

Trademarks and Service Marks

We market our goods and services under various trademarks and trade names, which we own or have a right to use. Those trademarks and trade names include marks or pending marks before the United States Patent and Trademark Office such as Ferrellgas, Ferrell North America, Ferrellmeter, and Fuel Life Simply. Our general partner has an option to purchase for a nominal value the trade names “Ferrellgas” and “Ferrell North America” and the trademark “Ferrellmeter” that it contributed to us during 1994, if it is removed as our general partner other than “for cause.” If our general partner ceases to serve as our general partner for any reason other than “for cause,” it will have the option to purchase our other trade names and trademarks from us for fair market value.

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks and service marks are an important part of our consistent growth in the tank exchange category. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design®, Drop, Swap and Go®, Take-A-Tank®, Grab Life by the HornSM, and It’s Not Just Propane. It’s Blue Rhino®.

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. (the “Partners Finance Corp.”) has nominal assets, has no employees other than officers and does not conduct any operations but has previously served and may in the future serve as a co-issuer and co-obligor for debt securities issued by Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership may be able to invest in debt securities of Ferrellgas Partners because the Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of the Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B – Contingencies and Commitments – to the Partners Finance Corp.’s financial statements for a discussion of the debt securities with respect to which the Partners Finance Corp. has served as a co-issuer and co-obligor. As of July 31, 2022, Ferrellgas Partners had no debt securities outstanding, and the Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

Ferrellgas Finance Corp. (the “Finance Corp.”) is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. The Finance Corp. has nominal assets, has no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership may be able to invest in debt securities of the operating partnership because the Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of the Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B – Contingencies and commitments – to the Finance Corp.’s financial statements for a discussion of the debt securities with respect to which the Finance Corp. has served and is serving as a co-issuer and co-obligor.

Prior to the Effective Date, we had agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC, a consolidated and wholly-owned, qualifying special purpose subsidiary of the operating partnership that maintained an accounts receivable securitization facility. We retained servicing responsibilities for transferred accounts receivable but had no other continuing involvement with the transferred receivables. The accounts receivable securitization facility was terminated as of the Effective Date. See Note F – Accounts and notes receivable, net – to our consolidated financial statements included elsewhere herein for more information.

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

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2022, approximately 56% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance or condition. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our financial performance or condition. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

Sudden and sharp increases in wholesale propane prices may not be completely passed on to our customers, especially those with which we have contracted pricing arrangements. These contracted pricing arrangements will adversely affect our profit margins if they are not immediately hedged with an offsetting propane purchase commitment and wholesale propane prices do increase. Conversely, sudden and sharp decreases in wholesale propane prices may result in our customers’ not fulfilling obligations under contracted pricing arrangements entered into with us. Customer defaults under these higher sales price arrangements may adversely affect our profit margins.

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

The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to partially correlate with crude oil and natural gas prices. Heightened levels of uncertainty related to the ongoing conflict between Russia and Ukraine, in particular, may lead to additional economic sanctions by the U.S. and the international community and could further disrupt financial and commodities markets. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting and selling of propane. However, sudden and sharp increases in wholesale propane prices cannot be passed on to customers with which we have contracted pricing arrangements. Therefore, we are exposed to the risk of increased wholesale propane prices and reduced profit margins on the percentage of our contractual commitments that are not immediately hedged with an offsetting propane purchase commitment. If we were to experience sudden and sharp propane price decreases, our customers may not fulfill their obligations to purchase propane from us at their previously contracted price per gallon, and we may not be able to sell the related hedged or fixed price propane at a profitable sales price per gallon in the then-current pricing environment.

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

Through our supply procurement activities, we purchased approximately 51% of our propane from ten suppliers during fiscal 2022. During extended periods of colder-than-normal weather, these suppliers or other suppliers in one or more of the areas in which we operate could temporarily run out of propane, necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted, certain suppliers were to default or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

Legislation and rulemaking associated with parties to derivatives transactions may increase our cost of using derivative instruments to hedge risks associated with our business or may reduce the availability of such instruments or the creditworthiness of derivatives counterparties available to us. While costs imposed directly on us due to regulatory requirements for derivatives such as reporting, recordkeeping and electing the end-user exception from mandatory clearing, are relatively minor, costs imposed upon our counterparties may increase the cost of our doing business in the derivatives markets to the extent such costs are passed on to us.

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

COVID-19, and variants thereof, continues to evolve and impact the economy of the United States and other countries around the world. Throughout the pandemic, we have used initiatives to minimize the risk and impact of COVID-19 on our employees and customers such as using staggered start times for drivers, sanitizing company vehicles prior to the start of each shift, using hand sanitizer in vehicles and company offices, and other best practices set forth by the Centers for Disease Control and Prevention and the World Health Organization. Any of the foregoing events or other consequences of public health epidemics may increase our operating expenses and reduce the efficiency of our operations and may have further adverse impacts on U.S. and global economic conditions, including a renewed slowdown in the U.S. economy, which could decrease demand for our products and have a material adverse effect on our results of operations and financial condition.

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

We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional Class A Units or other securities. We have substantial competition for acquisitions, and, although we believe there are numerous potential large and small acquisition candidates in our industry, there can be no assurance that we will be able to make any acquisitions on favorable terms or at all. There is also a risk we will not be able to successfully integrate acquired operations or achieve any expected cost savings or other synergies. We may also assume or become subject to known or unknown liabilities, including environmental liabilities, and we may not be protected against any such liabilities by indemnification from the sellers or insurance. There is no assurance that any acquisitions made will not be dilutive to our earnings and distributions and that any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders or any additional debt we incur to finance an acquisition will not affect the operating partnership’s ability to make distributions to Ferrellgas Partners or service our existing debt.

Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change, including competition from other energy sources in response to such changes.

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gases (“GHG”) emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, as new climate change laws and regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. Numerous proposals have been made and are likely to continue to be made at the national, regional and state levels of government to monitor and limit GHG emissions. These efforts include cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that limit GHG emissions from certain sources. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.

Furthermore, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as volatility in seasonal temperatures and increased frequency and severity of storms, floods and other climatic events. To the extent weather conditions are affected by climate change or demand is impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes, leading either to increased investment or decreased revenues.

Propane competes with other sources of energy, some of which can be less costly for equivalent energy value and which also may become more prevalent in response to climate change regulation and other factors. See “Item I. Business – Industry” for additional information on our competition for customers against suppliers of electricity, natural gas and fuel oil.

The U.S. Environmental Protection Agency (the “EPA”) has determined that carbon dioxide and other GHGs are regulated pollutants under the Clean Air Act. In June 2019, the EPA replaced the Clean Power Plan with the Affordable Clean Energy rule. In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) vacated the Affordable Clean Energy rule and remanded the question to the EPA to consider a new regulatory framework to replace the Affordable Clean Energy rule, thereby allowing the incoming administration to implement standards for emissions from the power sector. In June 2022, the U.S. Supreme Court reversed the D.C. Circuit’s decision on the Affordable Clean Energy rule and remanded the case back to the D.C. Circuit. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The Inflation Reduction Act contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives and impact demand for propane. Propane competes with electricity, among other alternative fuels, and to the extent the cost of production and delivery is reduced for electricity and other alternative fuel sources with which we compete, we may experience reduced demand for our propane. The ultimate impact on propane demand and our business is uncertain and may change as implementation of the Inflation Reduction Act moves forward. We cannot predict the effect that the development of alternative energy sources and related laws might have on our financial position or results of operations.

Economic and political conditions may harm the energy business disproportionately to other industries.

Deteriorating regional and global economic and political conditions, including U.S. sanctions on Iran oil exports and conflict, unrest and economic instability in oil producing countries and regions, may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is most likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may impair our ability to effectively market or acquire propane or impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

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

Motor fuel is a significant operating expense for us in connection with the purchase and delivery of propane to our customers. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, including impacts from Russian military actions in Ukraine, supply and demand for oil, gas, and refined fuels, actions by oil and gas producers, actions by motor fuel refiners, conflict, unrest or economic instability in oil producing countries and regions, regional production patterns and weather conditions. We may not be able to pass any increases in motor fuel prices on to our customers. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

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

There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between jurisdictions. For example, the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, limits how we may collect and use personal data, in addition to imposing severe statutory damages and providing consumers with a private right of action for certain data breaches. The California Privacy Rights Act (“CPRA”) which amends and expands the CCPA, including providing consumers with additional rights with respect to their personal data, and establishes a regulatory agency dedicated to enforcing compliance, will come into effect on January 1, 2023. Other states, including Virginia, Colorado, Utah and Connecticut, have also enacted or have similar privacy legislation pending, which would be effective in 2023. The effects of the CCPA and CPRA and other states’ data privacy laws are potentially far-reaching, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. It remains unclear how various provisions will be interpreted and enforced. Data privacy laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

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

Our operations are subject to stringent federal, state and local laws and regulations relating to protection of the environment or human health and safety. Compliance with current and future environmental laws and regulations may increase our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities, and even the issuance of injunctions that may restrict or prohibit some or all of our operations. Such laws and regulations are subject to change and we cannot provide assurance that the cost of compliance or the consequences of any failure to comply will not have a material adverse effect on our results of operations or financial condition.

Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements

If we are unable to access the financing markets, including through our Credit Facility, it may adversely impact our business and liquidity.

Market conditions may impact our ability to access the financing markets on terms acceptable to us or at all. In addition, there are limitations on our ability to utilize fully all commitments under our Credit Facility. Availability under our Credit Facility is determined by reference to a borrowing base comprised of a combination of accounts receivable and propane inventory that fluctuates over time and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility. See Note H – Debt to the consolidated financial statements for details. If we are unable to access the financing markets, including through our Credit Facility, we would be required to use cash on hand to fund operations and repay outstanding debt. There is no assurance that we will be able to generate sufficient cash to fund our operations and repay or refinance such debt.

Our substantial indebtedness and other financial obligations could impair our financial condition and our ability to satisfy our obligations and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have substantial indebtedness and other financial obligations. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See Note H – Debt to the consolidated financial statements included elsewhere herein for more detail. Our long-term debt obligations do not contain any sinking fund provisions, but require aggregate principal payments, without premium, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Material Cash Requirements.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our ability to enter leasing transactions at favorable terms could also be impacted. The Indentures, the Credit Agreement and the OpCo LPA Amendment restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations then due. For more detail, see Note H – Debt and Note I – Preferred units to the consolidated financial statements included elsewhere herein.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

The operating partnership has a corporate rating of B1 from Moody’s Investors Service (“Moody’s”). Our senior unsecured notes were assigned a B2 rating by Moody’s. Any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the OpCo Notes or other debt securities is subsequently lowered or withdrawn for any reason, you may not be able to resell such debt securities without a substantial discount.

Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to the covenants.

The Indentures and the Credit Agreement contain, and any agreement that will govern debt incurred by us in the future may contain, various covenants that limit our ability to take certain actions as described in Note H – Debt to the consolidated financial statements included elsewhere herein. These covenants also limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note I – Preferred units for a discussion of limitations related to distributions.

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

The Preferred Units are entitled to quarterly distributions in cash or payment in kind and are redeemable at the option of the operating partnership at any time, or at the option of the holders no earlier than ten years after the Effective Date, subject to the terms as described in more detail under Note I – Preferred units to our consolidated financial statements included elsewhere herein.

For so long as at least 20% of the Preferred Units initially issued (without any adjustment for new Preferred Units issued as payment in kind) remain outstanding, holders of the Preferred Units have the right, voting as a separate class, to designate one director onto the board of the general partner, which may not exceed nine directors.

For so long as at least $35.0 million aggregate liquidation preference of Preferred Units remain outstanding, the partnership agreements of Ferrellgas Partners and the operating partnership limit certain actions, unless agreed by holders of at least 1/3 of the outstanding Preferred Units. Accordingly, the holders of the Preferred Units will have significant influence with respect to our management, business plans and policies. The interests of holders of the Preferred Units may conflict with our interests or the interests of our debtholders or securityholders.

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

Upon the occurrence of a “change of control” under the Indentures, we or a third party will be required to make a change of control offer to repurchase the OpCo Notes at 101% of their principal amount, plus accrued and unpaid interest. Additionally, a change of control under the Credit Facility constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the Credit Agreement and terminate their commitments to lend thereunder. We may not have the financial resources to purchase the OpCo Notes, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness, including under our Credit Facility. In addition, the Preferred Units have similar change of control provisions which require us to offer to redeem the Preferred Units at a price equal to the then-current liquidation preference per unit, plus accrued and unpaid distributions. These restrictions could prevent us from satisfying our obligations to purchase such securities unless we are able to refinance the indebtedness or obtain waivers or consents from the holders thereof. Our failure to pay the change of control purchase price or repay borrowings when due would allow the holders to declare such indebtedness be immediately due and payable. The exercise by the holders of our indebtedness under the OpCo Notes or the Credit Agreement of their right to require us to repurchase or repay such indebtedness upon a change of control could cause a default under the agreements governing our other indebtedness or other securities, including future agreements, even if the change of control itself does not, due to the financial effect of such repurchases on us. In the event a repurchase or repayment is required at a time when we are prohibited from purchasing or repaying such indebtedness, we could attempt to refinance the indebtedness that contains such prohibitions. If we do not obtain a consent or repay such indebtedness, our failure to purchase or repay such indebtedness would constitute an event of default which could, in turn, constitute a default under our other indebtedness. Finally, our ability to pay cash to the holders of such indebtedness upon a change of control may be limited by our then existing financial resources.

We may not be able to clearly establish when a sale of all or substantially all of the assets has occurred under New York law.

One of the events that may constitute a change of control is a sale of all or substantially all our assets. The meaning of “substantially all” varies according to the facts and circumstances of the subject transaction and has no clearly established meaning under New York law, which governs the Indentures and the Credit Agreement. This ambiguity as to when a sale of substantially all of our assets has occurred may result in uncertainty regarding whether a change of control has occurred and whether an obligation to offer to repurchase or repay under the Indentures or the Credit Agreement has been triggered.

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

The OpCo Notes are not, and we do not expect any debt securities we may issue in the future to be, listed on any securities exchange quoted through any automated quotation system. An established market for our debt securities may not develop, or if one does develop, it may not be maintained. We cannot assure a debt holder that a liquid market for the debt securities will develop, or that the holder will be able to sell its debt securities or receive a specific price upon any sale of its debt securities. If a public market for our debt securities did develop, the debt securities could trade at prices that may be higher or lower than their principal amount or purchase price, depending on many factors.

Subject to certain restrictions, Ferrellgas Partners may dilute existing interests of unitholders by selling additional limited partner interests. Ferrellgas Partners may also dilute existing Class A Units by converting Class B Units to Class A Units.

The partnership agreement of Ferrellgas Partners generally allows Ferrellgas Partners to issue additional limited partner interests and other equity securities, subject to consent by holders of the Requisite Class B Units (defined as (a) if the holder that initially holds a majority of the Class B Units (the “Initial Class B Majority Holder”) holds at least 50% of the Class B Units, holders of at least 50% of the outstanding Class B Units or (b) if the Initial Class B Majority Holder holds less than 50% of the Class B Units, holders of at least one-third of the outstanding Class B Units). When Ferrellgas Partners issues additional equity securities, a unitholder’s proportionate partnership interest in such class will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of such units. The issuance of additional units will also diminish the relative voting strength of the previously outstanding class of units. In addition, Ferrellgas Partners may issue preferred or other securities that could have a preferred right to distributions or other priority economic terms, which could negatively affect the value of our outstanding units. See Note J – Equity (Deficit) to the consolidated financial statements included elsewhere herein for more information related to the Class B units.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information on partnership distributions pursuant to the Amended Ferrellgas Partners LPA. For additional discussion of the terms of the Class B Units, see Note J – Equity (Deficit) – in the notes to our consolidated financial statements included elsewhere herein. Although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders.

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

Our general partner manages and operates us. Unlike the holders of common stock in a corporation, our unitholders generally have only limited voting rights on matters affecting our business. Holders of Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units have certain additional voting rights focused on their respective distribution rights or preferences and their respective protective covenants and other rights under the partnership agreements of Ferrellgas Partners and the operating partnership. Amendments to the agreement of limited partnership of Ferrellgas Partners may be proposed only by or with the consent of our general partner. Proposed amendments must generally be approved by holders of at least a majority of Ferrellgas Partners’ outstanding Class A Units and, in certain cases, holders of Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units.

Class A Unitholders will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis. See Note J – Equity (Deficit) to the consolidated financial statements included elsewhere herein for Board rights related to the Class B Units. Under certain circumstances, holders of the Preferred Units may have the right to appoint a majority of the Board of Directors of our general partner ten years after the Effective Date. See Note I – Preferred units to the consolidated financial statements included elsewhere herein.

Our general partner may not be removed except pursuant to the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the Class A Units owned by our general partner and its affiliates and upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding Class A Units entitled to vote; provided that holders of the Class B Units will have the right to remove the general partner under certain circumstances.

Unitholders may not have limited liability in specified circumstances and may be liable for the return of distributions.

The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. The limited partners could be held liable in some circumstances for our obligations to the same extent as a general partner if it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute.

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

If we were classified as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently a maximum of 21% at the federal level, and we would probably pay additional state income taxes as well. In addition, distributions would generally be taxable to the recipient as corporate dividends and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us at the entity level as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and thus would likely result in a substantial reduction in the value of our units.

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

Reporting of partnership tax information is complicated and subject to audits; we cannot guarantee conformity to IRS requirements. As a result of investing in our units, a unitholder will likely be subject to state and local taxes and return filing requirements in jurisdictions in which it is not domiciled. Additionally, unitholders may have negative tax consequences if we default on our debt or sell assets.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

We own or lease the following transportation equipment at July 31, 2022:

	% Owned	% Leased	Approximate Total
Truck tractors	45%	55%	110
Propane transport trailers	100%	—%	170
Portable tank delivery trucks	37%	63%	640
Portable tank exchange delivery trailers	90%	10%	310
Bulk propane delivery trucks	46%	54%	1,500
Pickup and service trucks	56%	44%	960
Passenger vehicles	38%	62%	160
Other trailers	100%	—%	200
Railroad tank cars	—%	100%	29

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. At July 31, 2022, our propane distribution locations were comprised of 49 service centers and 795 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 128 company-owned distributors and 4 independently-owned distributors at July 31, 2022. In addition, we had 12 company-owned portable tank exchange production facilities at July 31, 2022.

We owned approximately 48.1 million gallons of propane storage capacity at our propane distribution locations at July 31, 2022. We owned our land and buildings in the local markets of approximately 63% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2022.

We owned approximately 0.8 million propane tanks at July 31, 2022, most of which are located on customer property and rented to those customers. We also owned approximately 4.5 million portable propane cylinders at July 31, 2022, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2022, we leased approximately 41.7 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

At July 31, 2022, we leased 54,691 square feet of office space at our corporate headquarters in the Kansas City metropolitan area.

We believe that we have satisfactory title to or valid rights to use all of our material properties. Although some of those properties may be subject to liabilities and leases, liens for taxes not yet currently due and payable and immaterial encumbrances, easements and restrictions, we do not believe that any such burdens will materially interfere with the continued use of such properties in our business. We believe that we have obtained, or are in the process of obtaining, all required material approvals. These approvals include authorizations, orders, licenses, permits, franchises, consents of, registrations, qualifications and filings with, the various state and local governmental and regulatory authorities which relate to our ownership of properties to our operations.

ITEM 3.     LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note P – Contingencies and commitments - to the consolidated financial statements appearing in this Annual Report on Form 10-K.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Ferrellgas Partners

Our Class A Units represent limited partner interests in Ferrellgas Partners and are listed and traded on the OTC Pink Market under the symbol “FGPR.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of August 31, 2022, we had 363 Class A Unitholders of record. That Class A Unitholder figure does not include a substantially greater number of holders who are “street name” or beneficial holders and whose units are held of record by banks, brokers, and other institutions.

Distributions by Ferrellgas Partners

We have not paid any cash distributions to Class A Unitholders or the general partner during fiscal 2022, 2021 or 2020. Ferrellgas Partners made aggregate cash distributions of approximately $100.0 million to its Class B Unitholders during the year ended July 31, 2022.

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

Recent Sales of Unregistered Equity Securities

There were none during fiscal 2022.

Purchases of Equity Securities

There were none during the fourth quarter of fiscal 2022.

Ferrellgas Partners Tax Matters

Ferrellgas Partners is a master limited partnership and thus not subject to federal income taxes. Instead, our Class A and Class B Unitholders are required to report for income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make distributions to our Unitholders. Accordingly, each Unitholder should consult its own tax advisor in analyzing the federal, state, and local tax consequences applicable to its ownership or disposition of our Class A and Class B Units. Ferrellgas Partners reports its tax information on a calendar year basis, while financial reporting is based on a fiscal year ending July 31.

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Partners Finance Corp. or Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest (other than the limited partner interests represented by the Preferred Units), in the operating partnership. All of the common equity of Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Partners Finance Corp. or Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2022, there were no issuances of equity securities of the operating partnership, Partners Finance Corp. or Finance Corp.

Neither Partners Finance Corp. nor Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2022, 2021 or 2020. For information regarding distributions by the operating partnership to its partners see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” and Note I – Preferred units and Note J– Equity (Deficit) – in the notes to the consolidated financial statements included elsewhere herein.

Equity Compensation Plan Information

None.

ITEM 6.      RESERVED.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners and the operating partnership.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, the operating partnership and Partners Finance Corp. Both Partners Finance Corp. and Finance Corp. have nominal assets, do not conduct any operations and have no employees other than officers. Our activities are primarily conducted through the operating partnership. Partners Finance Corp. has served as co-issuer and co-obligor for debt securities of Ferrellgas Partners, while Finance Corp., a subsidiary of the operating partnership, serves as co-issuer and co-obligor for debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Partners Finance Corp. and Finance Corp. is not presented in this section.

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our audited historical consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there existed two material differences between Ferrellgas Partners and the operating partnership:

●	Ferrellgas Partners had outstanding $357.0 million aggregate principal amount of 8.625% senior unsecured notes due June 2020 (the “Ferrellgas Partners Notes”) and, accordingly, had interest expense that the operating partnership did not have. On March 30, 2021 (the “Effective Date”), by operation of the Second Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. confirmed by the U.S. Bankruptcy Court for the District of Delaware, the Ferrellgas Partners Notes were discharged and cancelled.

●	On January 8, 2021, Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan, which had a maturity date of July 1, 2022, bore interest at a rate of 20% per annum, and all interest on the term loan was added to the outstanding principal amount. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount on the term loan. On May 16, 2022, Ferrellgas Partners repaid the operating partnership the full amount of the term loan of $15.3 million, which represented the outstanding principal and accrued interest. Additionally, Ferrellgas Partners paid the operating partnership $3.9 million for separate intercompany receivables related to expense incurred from the 2021 debt transactions.

Recent Developments

COVID-19

COVID-19, and variants thereof, which has been declared by the World Health Organization as a “Public Health Emergency of International Concern,” continues to evolve and impact the economy of the United States and other countries around the world. We are continuing to assess the impact that COVID-19 may have on our results of operations and financial condition and cannot at this time accurately predict what effects these conditions will have on our operations and sales due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak and the length of the travel restrictions and business closures imposed by governments in different jurisdictions. Additionally, initiatives we have implemented or may implement to slow and/or reduce the impact of COVID-19, such as using staggered start times for drivers, may increase our operating expenses and reduce the efficiency of our operations.

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on a metric we refer to as “Adjusted EBITDA,” which is not defined by GAAP and should not be considered an alternative to earnings measures defined by GAAP. We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our revenue generating assets have long useful lives. For the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, see the subheading “Non-GAAP Financial Measures” below.

Propane operations and related equipment sales

Based on our propane sales volumes in fiscal 2022, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2022 and 2023 sales commitments and, as of July 31, 2022, we have experienced net mark-to-market gains of approximately $38.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2022, we estimate 82% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

For the years ended July 31, 2022 and 2021

During fiscal 2022, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $148.0 million, compared to a net loss attributable to Ferrellgas Partners, L.P. of $68.4 million during fiscal 2021. This increase was primarily driven by $104.8 million in “Loss on extinguishment of debt” and $10.4 million of “Reorganization expense – professional fees,” both of which were recorded in the prior year period. The remainder of the increase was attributable to a $68.4 million increase in “Gross margin,” a decrease of $73.5 million in “Interest expense,” an $8.4 million increase in “(Gain) loss on asset sales and disposals” and a $7.3 million decrease in “General and administrative expense.” These increases were partially offset by a $54.8 million increase in “Operating expenses – personnel, vehicle, plant and other.”

The increase in gross margin consists of a $57.0 million increase in “Gross margin – Propane and other gas liquid sales” and an $11.4 million increase in “Gross margin – Other.”

“Interest expense” for Ferrellgas Partners decreased $73.5 million primarily due to (i) a decrease in interest on the Ferrellgas Partners Notes and (ii) lower interest expense in 2022 as a result of the March 30, 2021 refinancing transactions.

Distributable cash flow attributable to equity investors increased to $226.8 million in fiscal 2022 compared to $135.7 million in fiscal 2021. This increase of $91.1 million was primarily due to a $60.8 million decrease in net cash interest expense, a $22.0 million increase in our Adjusted EBITDA and a $9.1 million decrease in maintenance capital expenditures.

Distributable cash flow excess decreased to $57.0 million in fiscal 2022 as compared to $108.9 million in fiscal 2021, primarily due to $100.0 million in distributions paid to Class B unitholders in fiscal 2022 and a $41.3 million increase in distributions accrued or paid to preferred unitholders, partially offset by the $91.1 million increase in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Year ended July 31,
(amounts in thousands)	2022	2021
Total revenues	$2,114,540	$1,754,310

Total cost of sales	1,186,513	894,664

Operating expense - personnel, vehicle, plant and other	520,603	465,816
Depreciation and amortization expense	89,897	85,382
General and administrative expense	52,780	60,065
Operating expense - equipment lease expense	23,094	27,062
Non-cash employee stock ownership plan compensation charge	3,170	3,215
(Gain) loss on asset sales and disposals	(6,618)	1,831
Operating income	245,101	216,275
Interest expense	(100,093)	(173,616)
Loss on extinguishment of debt	—	(104,834)
Other income, net	4,833	4,246
Reorganization expense - professional fees	—	(10,443)
Earnings (loss) before income taxes	149,841	(68,372)
Income tax expense	981	741
Net earnings (loss)	148,860	(69,113)
Net earnings (loss) attributable to noncontrolling interest	867	(702)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$147,993	$(68,411)

Non-GAAP Financial Measures

In this Annual Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on extinguishment of debt, (gain) loss on asset sales and disposals, other income, net, reorganization expense – professional fees, severance costs, legal fees and settlements related to non-core businesses, provision for doubtful accounts related to non-core businesses, and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the fiscal years indicated:

	Year ended July 31,
(amounts in thousands)	2022	2021
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$147,993	$(68,411)
Income tax expense	981	741
Interest expense	100,093	173,616
Depreciation and amortization expense	89,897	85,382
EBITDA	338,964	191,328
Non-cash employee stock ownership plan compensation charge	3,170	3,215
Loss on extinguishment of debt	—	104,834
(Gain) loss on asset sales and disposals	(6,618)	1,831
Other income, net	(4,833)	(4,246)
Reorganization expense - professional fees	—	10,443
Severance costs	578	1,761
Legal fees and settlements related to non-core businesses	7,938	10,129
Provision for doubtful accounts related to non-core businesses	—	(500)
Net earnings (loss) attributable to noncontrolling interest	867	(702)
Adjusted EBITDA	340,066	318,093
Net cash interest expense (a)	(99,366)	(160,153)
Maintenance capital expenditures (b)	(17,019)	(26,168)
Cash paid for income taxes	(1,018)	(706)
Proceeds from certain asset sales	4,113	4,588
Distributable cash flow attributable to equity investors	226,776	135,654
Less: Distributions accrued or paid to preferred unitholders	65,287	24,024
Distributable cash flow attributable to general partner and non-controlling interest	(4,536)	(2,713)
Distributable cash flow attributable to Class A and B unitholders	156,953	108,917
Less: Distributions paid to Class A and B unitholders (c)	99,996	—
Distributable cash flow excess	$56,957	$108,917

(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net. This amount includes interest expense related to the terminated accounts receivable securitization facility.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(c)	The Company did not pay any distributions to Class A unitholders during fiscal 2022 or 2021.

Operating Results for the years ended July 31, 2022 and 2021

Propane operations and related equipment sales

The following table summarizes propane sales volumes and Adjusted EBITDA results for the fiscal years indicated:

	2022	2021	Increase (Decrease)
As of July 31,
Retail customers	672,507	699,603	(27,096)	(4)%
Tank exchange selling locations	61,505	61,550	(45)	(0)%

(amounts in thousands)
Year ended July 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	624,316	632,057	(7,741)	(1)%
Wholesale - Sales to Resellers	206,516	228,025	(21,509)	(9)%
	830,832	860,082	(29,250)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,446,857	$1,123,956	$322,901	29%
Wholesale - Sales to Resellers	549,058	516,599	32,459	6%
Other Gas Sales (a)	21,964	28,297	(6,333)	(22)%
Other (b)	96,661	85,458	11,203	13%
Propane and related equipment revenues	$2,114,540	$1,754,310	$360,230	21%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$613,026	$543,859	$69,167	13%
Wholesale - Sales to Resellers (a)	230,849	243,057	(12,208)	(5)%
Other (b)	84,152	72,730	11,422	16%
Propane and related equipment gross profit	$928,027	$859,646	$68,381	8%

Operating, general and administrative expense (d)	$573,383	$525,881	$47,502	9%
Operating expense - equipment lease expense	23,094	27,062	(3,968)	(15)%

Operating income	$245,101	$216,275	$28,826	13%

Depreciation and amortization expense	89,897	85,382	4,515	5%
Non-cash employee stock ownership plan compensation charge	3,170	3,215	(45)	(1)%
(Gain) loss on asset sales and disposals	(6,618)	1,831	(8,449)	NM
Legal fees and settlements related to non-core businesses	7,938	10,129	(2,191)	(22)%
Provision for doubtful accounts related to non-core businesses	—	(500)	500	(100)%
Severance costs	578	1,761	(1,183)	(67)%
Adjusted EBITDA	$340,066	$318,093	$21,973	7%

NM - Not meaningful

(a)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(b)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and “General and administrative expense” captions in the consolidated statement of operations.

Propane sales volumes during fiscal 2022 decreased 3%, or 29.3 million gallons, compared to fiscal 2021. This decrease was largely attributable to decreased sales to tank exchange customers and other wholesale customers. Retail volume was relatively flat with 624.3 million gallons sold in fiscal 2022 compared to 632.1 million gallons sold in fiscal 2021.

Weather in the more highly concentrated geographic areas we serve for fiscal 2022 was approximately 5% warmer than normal and 4.9% warmer than fiscal 2021, which we believe was the primary factor for the decreases in retail and other wholesale customer propane sales during the year.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during fiscal 2022 averaged 64% more than fiscal 2021, while at the Conway, Kansas major supply point prices averaged 66% more than fiscal 2021. The wholesale market price at Mt. Belvieu, Texas averaged $1.25 and $0.76 per gallon during fiscal 2022 and fiscal 2021, respectively, while the wholesale market price at Conway, Kansas averaged $1.23 and $0.74 per gallon during fiscal 2022 and fiscal 2021, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $322.9 million or 29% in fiscal 2022 compared to fiscal 2021. This increase resulted primarily from an increase in sales price per gallon. Revenues from retail customers saw increases in all areas, with significant increases noted in our industrial/commercial, residential and agricultural customer bases.

Wholesale sales increased $32.5 million or 6% in fiscal 2022 compared to fiscal 2021. This increase in sales was primarily due to an increase in sales price per gallon, as discussed above, and was partially offset by a decline in gallons sold to wholesale customers due to warmer weather in fiscal 2022 compared to fiscal 2021.

Other gas sales decreased $6.3 million or 22% in fiscal 2022 compared to fiscal 2021 primarily due to the volume decrease noted above.

Other revenues increased $11.2 million or 13% in fiscal 2022 compared to fiscal 2021 primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Gross margin - Propane and other gas liquids sales

Gross margin increased $57.0 million primarily due to increased retail gross margin of $69.2 million, which was driven by an increase in sales price per gallon, partially offset by a decrease of $12.2 million in wholesales gross margin, which was primarily driven by the declines in volume noted above. See above discussion.

Gross margin - other

Gross margin increased $11.4 million in fiscal 2022 compared to fiscal 2021, primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income increased $28.8 million primarily due to a $57.0 million increase in "Gross margin - Propane and other gas liquid sales" and an $11.4 million increase in “Gross margin – other,” both as discussed above. Other positive factors contributing to the increase in operating income were an $8.4 million increase in “(Gain) loss on asset sales and disposals” and a $4.0 million decrease in “Operating expense – equipment lease expense.” These increases were partially offset by a $47.5 million increase in “Operating, general and administrative expense” and a $4.5 million increase in “Depreciation and amortization expense.”

The $8.4 million increase in “(Gain) loss on asset sales and disposals primarily related to the derecognition of a lease liability and the related asset of a non-core business. The $4.0 million decrease in “Operating expense – equipment lease expense” was due to our entering into more finance leases instead of operating leases, resulting in less lease expense and greater interest expense and amortization expense.

“Operating, general and administrative expense” increased due to a $54.8 million increase in “Operating expense – personnel, vehicle, plant and other,” partially offset by a $7.3 million decrease in “General and administrative expense.” The increase in “Operating expense – personnel, vehicle, plant and other” was primarily due to increases of $20.5 million in vehicle repairs and maintenance and fuel costs, $19.4 million in selling and other costs and $14.9 million in personnel costs. The decrease in “General and administrative expense” was primarily due to a $3.5 million decrease in personnel expense and a $3.5 million decrease in legal costs associated with non-core business.

The $4.5 million increase in “Depreciation and amortization expense” primarily relates to an increase in depreciation related to “Tanks, cylinders and customer equipment.” See Note E – Supplemental financial statement information in the notes to consolidated financial statements for more information. The cost for tanks, cylinders and related components has risen due to increases in the price of steel. In addition, these assets have shorter depreciable lives which increase the amount of depreciation expense recognized during the period.

Adjusted EBITDA

Adjusted EBITDA increased $22.0 million or 7% due to the $28.8 million increase in operating income and a $4.5 million increase in “Depreciation and amortization expense,” both as discussed above, partially offset by an $8.4 million increase in “(Gain) loss on asset sales and disposals,” a $2.2 million decrease in legal fees and settlements related to non-core businesses and a $1.2 million decrease for nonrecurring severance costs.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a credit agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million, including a sublimit not to exceed $200.0 million for the issuance of letters of credit. For additional discussion, see Note H – Debt in the notes to our consolidated financial statements.

As of July 31, 2022, our total liquidity was $401.0 million, which was comprised of $147.5 million in unrestricted cash and $253.5 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of July 31, 2022, letters of credit outstanding totaled $87.6 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of July 31, 2022, we had $11.2 million of restricted cash for a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the year ended July 31, 2022 to the year ended July 31, 2021 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (a)
Year ended July 31, 2022	$226,776	$161,489	$65,287	3.5x
Year ended July 31, 2021	135,654	111,630	24,024	5.6x
Increase	$91,122	$49,859	$41,263	2.2x
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For fiscal 2022, Distributable cash flow attributable to equity investors increased $91.1 million compared to fiscal 2021, primarily due to a $60.8 million decrease in net cash interest expense, a $22.0 million increase in Adjusted EBITDA and a $9.1 million decrease in maintenance capital expenditures.

Quarterly distributions aggregating to $63.4 million were paid in cash to holders of Preferred Units during the year ended July 31, 2022. This included $0.9 million of Additional Amounts (as defined in Note I – Preferred units) payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2022, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2022. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

As of April 30, 2021, the Quarterly Distribution accrued was $8.0 million, reflecting a prorated distribution amount for the period from the Effective Date to April 30, and the Quarterly Distribution in that amount was paid in cash to holders of Preferred Units on May 17, 2021. As of July 31, 2021, the aggregate Quarterly Distribution and Additional Amounts accrued was $16.0 million, and $15.7 million of that amount was paid in cash to holders of Preferred Units on August 16, 2021.

We did not pay any cash distributions to our Class A Unitholders or the general partner during fiscal 2022 or fiscal 2021. Ferrellgas Partners made aggregate cash distributions of approximately $100.0 million to its Class B Unitholders during the year ended July 31, 2022. See Note R – Net loss per unitholders’ interest for additional information. Thus, cash reserves, which we utilize to meet future anticipated expenditures, were $161.5 million and $111.6 million, respectively, for the years ended July 31, 2022 and 2021.

Operating Activities

Ferrellgas Partners

Fiscal 2022 v Fiscal 2021

Net cash provided by operating activities was $160.5 million for fiscal 2022, compared to net cash provided by operating activities of $206.4 million for fiscal 2021. The decrease in cash provided by operating activities was primarily due to a $123.8 million increase in requirements for other current liabilities, a $31.7 million outflow associated with other assets and liabilities, and a $3.9 million increase in working capital requirements. These changes were partially offset by a $106.8 million increase in cash flow from operations, a decrease of $14.3 million in requirements for prepaid expenses and a $7.7 million decrease in accrued interest expense related to the timing and nature of the March 2021 restructuring transactions.

The $123.8 million increase related to other current liabilities was primarily driven by changes in the broker margin deposit liability. The increase in working capital requirements for fiscal 2022 compared to fiscal 2021 was primarily due to an $11.1 million increase in inventory requirements and a $4.6 million increase in requirements for accounts payable. These increases were partially offset by a decrease of $11.8 million in requirements for accounts and notes receivable, net.

The increase in cash flow from operations was primarily due to a decrease in “Interest expense” of $73.5 million, a $68.4 million increase in gross profit, an $8.4 million gain on asset sales and disposals, a $7.3 million decrease in “General and administrative expense” and a $4.0 million decrease in “Operating expense – equipment lease expense.” These changes were partially offset by an increase in “Operating expense - personnel, vehicle, plant and other” of $54.8 million.

The operating partnership

Fiscal 2022 v Fiscal 2021

Net cash provided by operating activities was $179.7 million for fiscal 2022, compared to net cash provided by operating activities of $217.0 million for fiscal 2021. This decrease in net cash provided by operating activities was primarily due to a $123.6 million increase in requirements for other current liabilities, a $12.5 million outflow associated with other assets and liabilities, a $6.0 million increase in accrued interest expense related to the timing and nature of the March 2021 restructuring transactions, and a $3.9 million increase in working capital requirements.  These changes were partially offset by an $82.3 million increase in cash flow from operations and a decrease of $14.3 million in requirements for prepaid expenses.

The $123.6 million increase related to other current liabilities was primarily driven by changes in the broker margin deposit liability. The increase in working capital requirements for fiscal 2022 compared to fiscal 2021 was primarily due to an $11.1 million increase in inventory requirements and a $4.6 million increase in requirements for accounts payable. These increases were partially offset by a decrease of $11.8 million in requirements for accounts and notes receivable, net.

The increase in cash flow from operations was primarily due to a $68.4 million increase in gross profit, a net decrease in “Interest expense” of $59.8 million, an $8.4 million gain on asset sales and disposals, a $7.0 million decrease in “General and administrative expense” and a $4.0 million decrease in “Operating expense – equipment lease expense.” These increases were partially offset by an increase in “Operating expense - personnel, vehicle, plant and other” of $54.8 million and a $4.5 million increase in depreciation and amortization expense.

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

Fiscal 2022 v Fiscal 2021

Net cash used in investing activities was $111.8 million for fiscal 2022, compared to net cash used in investing activities of $61.0 million for fiscal 2021. This increase in net cash used in investing activities was primarily due to a $35.8 million increase in “Capital expenditures” and a $13.1 million increase in "Business acquisitions, net of cash acquired," partially offset by a $2.4 million decrease in “Proceeds from sale of assets.”

The increase in "Capital expenditures" during fiscal 2022 was primarily due to increases related to growth capital expenditures. The Company had three acquisitions in fiscal 2022 compared to one in fiscal 2021.

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

Financing Activities

Ferrellgas Partners

Fiscal 2022 v Fiscal 2021

Net cash used in financing activities was $171.9 million for fiscal 2022, compared to net cash used in financing activities of $197.3 million for fiscal 2021. This decrease in cash flow used in financing activities was primarily due to financing costs related to fiscal 2021 debt transactions (as discussed further in Note H – Debt), partially offset by $100.0 million in fiscal 2022 distributions to Class B unitholders and an increase of $55.3 million in preferred unit distributions.

Letters of credit outstanding at July 31, 2022 and July 31, 2021 totaled $87.6 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of July 31, 2022, we had available borrowing capacity under our Credit Facility of $253.5 million.

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

The Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”), which amended and restated in its entirety the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas L.P., and a First Amendment to the Amended OpCo LPA (the “OpCo LPA Amendment”), sets forth the preferences, rights, privileges and other terms of the Preferred Units.

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million (which was the outstanding principal amount of the Ferrellgas Partners Notes), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after the Effective Date is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note J – Equity (Deficit) in the notes to our consolidated financial statements.

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. On October 8, 2021 and July 8, 2022, Ferrellgas Partners made cash distributions aggregating in total to approximately $100.0 million entirely to the Class B Unitholders, without making any distribution to Class A Unitholders and the general partner. See “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution.”

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “OpCo Notes”), the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note H – Debt and Note I – Preferred units for a discussion of these limitations. See also “Risk Factors— Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements - Our ability to make cash distributions to holders of Class A Units and Class B Units is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership, which are limited by our obligations under the Indentures, the Credit Agreement and the OpCo LPA Amendment and may be limited by a variety of other factors. Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units.”

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

Quarterly distributions aggregating to $63.4 million were paid in cash to holders of Preferred Units during fiscal 2022. This included $0.9 million of Additional Amounts payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2022, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2022. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

During fiscal 2021, Quarterly Distributions paid to holders of the Preferred Units totaled $8.0 million. As of July 31, 2021, an additional aggregate Quarterly Distribution and Additional Amounts was accrued for $16.0 million, and $15.7 million of that amount was paid in cash to holders of Preferred Units on August 16, 2021.

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

Cash distributions paid

On October 8, 2021 and July 8, 2022, Ferrellgas Partners paid cash distributions to holders of the Class B Units in the amount of $38.46 per Class B Unit or approximately $100.0 million in the aggregate for fiscal 2022. As permitted by the Amended Ferrellgas LPA as described above, Ferrellgas Partners made this distribution solely to Class B Unitholders without any contemporaneous distribution to Class A Unitholders and the general partner. Ferrellgas Partners did not pay any cash distributions to its Class A or Class B Unitholders during fiscal 2021 or fiscal 2020.

The operating partnership paid cash distributions during fiscal 2022 and fiscal 2021 in respect to its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership paid cash distributions to Ferrellgas Partners of approximately $100.0 million in the aggregate during fiscal 2022, which Ferrellgas Partners used to make the October 8, 2021 and July 8, 2022 distributions to Class B Unitholders described above.

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

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $304.3 million for fiscal 2022, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Term loan credit agreement between Ferrellgas Partners and the operating partnership

As discussed in Note O – Transactions with related parties in the notes to the consolidated financial statements of the operating partnership, on January 8, 2021 Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bore interest at a rate of 20% per annum, and all interest on the term loan was added to the outstanding principal amount of the term loan. The term loan was scheduled to mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan. On May 16, 2022, Ferrellgas Partners repaid the operating partnership the full amount of the term loan of $15.3 million, which represented the outstanding principal and accrued interest. Additionally, Ferrellgas Partners paid the operating partnership $3.9 million for separate intercompany receivables related to expenses incurred during the 2021 debt transactions.

Related party Class A Unitholders

Related party Class A Unitholder information consisted of the following:

		Distributions
	Class A Unit	(in thousands)
	ownership at	paid during the year ended
	July 31, 2022	July 31, 2022
Ferrell Companies (1)	1,126,468	$—
FCI Trading Corp. (2)	9,784	—
Ferrell Propane, Inc. (3)	2,560	—
James E. Ferrell (4)	238,172	—
(1)	Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at July 31, 2022.
(2)	FCI Trading is an affiliate of the general partner and thus a related party.
(3)	Ferrell Propane is controlled by the general partner and thus a related party.
(4)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Material Cash Requirements

The following table summarizes our future material cash requirements as of July 31, 2022:

	Payment or settlement due by fiscal year
(in thousands)	2023	2024-2025	2026-2027	Thereafter	Total
Long-term debt, including current portion (1)	$1,517	$1,764	$650,535	$826,188	$1,480,004
Fixed rate interest obligations (2)	83,406	166,812	131,875	96,938	479,031
Operating lease obligations (3)	28,487	38,067	8,586	15,322	90,462
Finance lease obligations (4)	8,886	16,917	12,487	295	38,585
Pension withdrawal liability (5)	284	568	284	3,380	4,516
Product purchase commitments (6)	53,423	—	—	—	53,423
Total	$176,003	$224,128	$803,767	$942,123	$2,146,021
Underlying product purchase volume commitments (in gallons)	$46,200	$—	$—	$—	$46,200

(1)	We have long and short-term payment obligations under agreements such as the indentures governing our senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, see Note H – Debt to our consolidated financial statements
(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.
(3)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.
(4)	We lease certain property, plant and equipment under noncancelable and cancelable financing leases. Amounts shown in the table represent minimum lease payment obligations under our third-party financing leases for the periods indicated.
(5)	These payments relate to a liability incurred in connection with the withdrawal from certain pension plans.
(6)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2022 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

The components of other noncurrent liabilities included in our consolidated balance sheets principally consist of property and casualty liabilities and the fair value of derivatives in connection with our risk management activity. These liabilities are not included in the table above because they are estimates of future payments and not contractually fixed as to timing or amount.

The operating partnership

The cash requirements discussed above also apply to the operating partnership.

Adoption of New Accounting Standards

Recently adopted accounting pronouncements

No new accounting standards were adopted during the year ended July 31, 2022.

Recently issued accounting pronouncements not yet adopted

There were no recently issued accounting standards that could have a material impact to our financial position, results of operations, cash flows, or notes to the consolidated financial statements upon their adoption.

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2022.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2022, 2021 or 2020.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2022 or 2021, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2022 or 2021, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

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

We did not recognize any impairment losses related to our intangible assets during fiscal 2022. For additional information regarding our intangible assets, see Note B – Summary of significant accounting policies and Note G – Goodwill and intangible assets, net - to our consolidated financial statements.

Accounting for risk management activities and derivative financial instruments

We enter into commodity forward, futures, swaps and options contracts involving propane to hedge exposures to price risk. We may also enter into commodity forward, futures, swaps and options contracts involving diesel, gasoline and related products to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of sales and operating expenses in the consolidated statements of operations or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of operations. For further discussion of derivative commodity and interest rate contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B – Summary of significant accounting policies, Note M – Fair value measurements and Note N – Derivative instruments and hedging activities – to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Litigation accruals and environmental liabilities

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and, prior to the sales of midstream operations in fiscal 2018, crude oil. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business, and we are a party to several legal proceedings as described in Note P – Contingencies and commitments to our audited consolidated financial statements. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have one reporting unit for goodwill impairment testing purposes. As of July 31, 2022, this reporting unit contains goodwill that is subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of the reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting unit as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill.

Class B Units

Our Class B Units are a hybrid financial instrument with an equity host and were measured at fair value at issuance. We utilized a Monte Carlo simulation model and option pricing model to compute an estimated fair value of the Class B Units. This valuation technique required a number of inputs, some of which required an estimate to be made by management. Significant estimates included the forecasted operating results and the forecasted available cash flow available for the paydown of our Class B units. The significant assumptions used in the Monte Carlo simulation model included the cash flow volatility, equity volatility, expected term, and risk-free interest rates. We estimated the equity volatility based on the historical stock price volatility of comparable publicly-traded companies in our industry group. We estimated the expected term of the Class B Units based on the various conversion or redemption scenarios. The risk-free rate was determined using a U.S. Treasury rate for the period that coincided with the expected term.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2022. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2022 and 2021, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $20.6 million and $30.1 million as of July 31, 2022 and 2021, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

As described elsewhere in this Annual Report on Form 10-K, Bridger entered into a ten-year transportation and logistics agreement (the “Jamex TLA”) with Jamex Marketing, LLC (“Jamex”) pursuant to which Jamex would be responsible for certain payments to Bridger and also for sourcing crude oil volumes for Bridger’s largest customer at that time. On September 1, 2016, Bridger, Jamex, Ferrellgas Partners, L.P. and certain other affiliated parties entered into a group of agreements that terminated the Jamex TLA.

On January 27, 2021 we reached an agreement with Mr. Ballengee pursuant to which he would execute a $2.5 million promissory note secured by his assets, and pay $1.5 million in cash to us. The $1.5 million cash payment was received on February 1, 2021. In light of these developments, we released $0.5 million of reserve in our second fiscal quarter of 2021. The $2.5 million promissory note is fully reserved as of July 31, 2022.

Interest Rate Risk

At July 31, 2022, we had no variable rate indebtedness outstanding under our Credit Facility and had no collateralized note payable borrowings, as we terminated our accounts receivable securitization facility on the Effective Date. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

ITEM 8.       FINANCIAL STATEMENTS.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of July 31, 2022.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2022, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2022.

During the most recent fiscal quarter ended July 31, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

On September 28, 2022, the general partner and Mr. Ferrell entered into an Executive Employment Agreement (the “Employment Agreement”) and an Executive Confidentiality and Restrictive Covenants Agreement (the “Confidentiality and Restrictive Covenants Agreement”), both effective as of January 1, 2023 (the “Commencement Date”), pursuant to which Mr. Ferrell will continue to serve as President and Chief Executive Officer of the general partner. Mr. Ferrell will continue to serve as the principal executive officer for purposes of the Exchange Act.

Pursuant to the Employment Agreement, Mr. Ferrell will report to the board of directors of the general partner. As compensation for Mr. Ferrell’s services he will be paid an annual base salary of $955,000 and be eligible to participate in any of the general partner’s incentive plans as such plans are implemented. The Employment Agreement further provides that Mr. Ferrell will be included, to the extent eligible under the terms and conditions, in all of the general partner’s plans providing benefits for its employees.

Pursuant to the terms of the Employment Agreement, Mr. Ferrell will continue to serve as President and Chief Executive Officer for a period beginning on the Commencement Date and continuing for two years, unless earlier terminated by Mr. Ferrell or the general partner as provided for in the Employment Agreement, with the Employment Agreement automatically terminating on December 31, 2024, unless either party provides no less than 90-days advance written notice prior to expiration. Mr. Ferrell will be entitled to receive the base salary, and participation in any incentive plans and benefits as permitted by the terms and conditions thereof, as well as certain severance benefits in the event of termination based on the nature of such termination. Upon termination for Cause (as defined in the Employment Agreement), or upon resignation without Good Reason (as defined in the Employment Agreement), death or disability, Mr. Ferrell will be entitled to receive: (i) all accrued unpaid base salary through the date of termination; (ii) all accrued but unused vacation days; and (iii) any properly documented reimbursable business expenses (collectively, the “Accrued Obligations”).

If Mr. Ferrell’s employment is terminated by the general partner without Cause or if Mr. Ferrell parts with the general partner for Good Reason, Mr. Ferrell will be entitled to receive: (i) the Accrued Obligations; (ii) a lump sum payment of any amounts remaining under the Employment Agreement; and (iii) subject to Mr. Ferrell’s election of and qualification for continuation coverage, for a period of 12 consecutive months following termination of employment, premium costs for certain insurance benefits in the monthly amount the general partner was paying toward Mr. Ferrell’s general partner-provided group health plan insurance coverage immediately prior to his cessation of employment.

The Employment Agreement also requires that Mr. Ferrell comply with the obligations in the Confidentiality and Restrictive Covenants Agreement, pursuant to which Mr. Ferrell covenants not to compete with the general partner or any of its subsidiaries and affiliates, or solicit members of senior leadership or business partners, during his employment and for five years thereafter. The Confidentiality and Restrictive Covenants Agreement also contains customary confidentiality and non-disclosure covenants.

The foregoing description is not a complete description of the Employment Agreement or the Confidentiality and Restrictive Covenants Agreement, and is qualified in its entirety by reference to the full text of such agreements, both of which are attached hereto as Exhibit 10.33.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 30, 2022. Officers are appointed to their respective office or offices either annually or as needed. Except for two directors designated by certain securityholders as described below, our directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	82	1984	2016	Chief Executive Officer and President; Chairman of the Board of Directors

Wendel Parks	50	N/A	2021	Corporate Controller (Principal Financial and Accounting Officer)

Tamria A. Zertuche	51	N/A	2019	Chief Operating Officer

Jordan B. Burns	39	N/A	2018	VP & General Counsel

Pamela A. Breuckmann	46	2013	N/A	Director

Stephen M. Clifford	62	2015	N/A	Director

Carney Hawks	48	2021	N/A	Director

A. Andrew Levison	66	1994	N/A	Director

Michael F. Morrissey	80	1999	N/A	Director

Edward Newberry	60	2021	N/A	Director

Craig Snyder	41	2021	N/A	Director

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

Wendel Parks – Mr. Parks assumed the principal financial officer responsibilities for the registrants effective December 15, 2021. Mr. Parks joined Ferrellgas as Corporate Controller in November 2021. Before joining Ferrellgas, Mr. Parks served as Controller and Director of Finance at Hubbell Incorporated for approximately three years, and prior to that he served as Division Controller at Danaher Corporation for approximately five years. Mr. Parks earned an MBA in Finance and a Bachelor’s in Accounting from the University of North Carolina at Charlotte.

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

Pamela A. Breuckmann – Ms. Breuckmann was elected to the Board of Directors in 2013 and is a member of the Audit Committee and is a member of the Corporate Governance and Nominating Committee. In addition, during 2018, Ms. Breuckmann was appointed a co-plan administrator of the Ferrell Companies, Inc. Employee Stock Ownership Plan, by the Board of Directors of Ferrell Companies, Inc. Since 2011, Ms. Breuckmann has served as the President and since January 2015, Chief Executive Officer of Ferrell Capital, Inc., a company established in 1998 to manage the financial, business and personal affairs of the Ferrell family. Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, during 2018, Ms. Breuckmann became the President and member of the Board of Mosaic, LLC, the private family trust company for the Ferrell family, registered under the Banking regulations in the State of Tennessee. During 2009-2019, she was also the President and Chief Operating Officer of Samson Capital Management, LLC. This SEC registered investment advisory business specialized in managing Master Limited Partnership securities for investors. The blend of Ms. Breuckmann’s investment experience, accounting background and finance roles give her a unique perspective that serves the Board of Directors well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP. We consider Ms. Breuckmann to be a financial expert. Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting. She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.

Stephen M. Clifford – Mr. Clifford joined the Board of Directors in 2015 and is the chairman of the Corporate Governance and Nominating Committee and is a member of the Audit Committee. Mr. Clifford has served as Chief Executive Officer of PBI Gordon Companies, Inc. since October 2020 and as Chief Operating Officer since July 2018. Mr. Clifford retired from Ernst & Young in July 2015 after having served as the Managing Partner of Ernst & Young’s Kansas City, Missouri office from 1999 until his retirement. His career at Ernst & Young spanned a total of 32 years, including 19 years as an assurance partner and 30 years as a Certified Public Accountant. During his tenure as the Managing Partner of the Kansas City office, Mr. Clifford was also a member of the executive committee for Ernst & Young’s Midwest Area, which was responsible for nearly 4,000 professionals across the Midwest. In addition to his role as the Managing Partner, Mr. Clifford served as the coordinating partner responsible for external audit engagements for numerous clients ranging from Fortune 500 to high growth, private equity-backed companies. Mr. Clifford is the past Chairman of the Board for the Leukemia and Lymphoma Society, a member of the Board of Directors and Chair of the audit committee for the Archdiocese of Northeast Kansas, and the past Chair of the Board of Directors for Cristo Rey High School of Kansas City. Mr. Clifford brings to the Board many years of experience as a leader and assurance partner of a major accounting firm and extensive experience in developing and executing growth strategies, acquisitions, and capital transactions. We consider Mr. Clifford to be an audit committee financial expert. Mr. Clifford obtained his Bachelor of Science and Business Administration, Finance & Accounting degree from Texas Christian University.

Carney Hawks – Mr. Hawks was appointed to the Board of Directors in April of 2021. Mr. Hawks is the Chairman and CEO of Hawks Acquisition Corp, a $230 million SPAC he launched in October 2021. Prior to that, Mr. Hawks was a Founding Partner of Brigade Capital Management, a multi-billion dollar asset management firm, from its inception in 2007 until his retirement from the firm in December 2019. At Brigade, Mr. Hawks was Head of Special Situations, sat on the firm’s Investment Committee and managed two energy-focused funds for the firm. Prior to Brigade, Mr. Hawks was a Managing Director at Mackay Shields in its High Yield Group. Mr. Hawks serves on the board of the Children’s Cardiomyopathy Foundation and is on the Advisory Board to the McIntire School of Commerce at the University of Virginia where he earned a Bachelor of Science in Commerce with Distinction.

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

Craig Snyder – Mr. Snyder is a Partner and Co-Portfolio Manager of Special Opportunities in the Ares Private Equity Group, where he focuses on investing across the various Ares fund platforms in the public and private markets. Mr. Snyder serves as a member of the Ares Private Equity Group's Special Opportunities Investment Committee and the Ares Insurance Solutions Investment Committee. Mr. Snyder also serves on the board of Convene Global Holdings. Prior to joining Ares in 2017, Mr. Snyder was a Managing Director at GSO Capital Partners/Blackstone where he was Global Head of Trading for the GSO platform and served as a Portfolio Manager and Investment Committee member for its special situations funds focusing on both the public and private markets. Previously, he was a Senior Investment Professional for the investment firm Kingstreet Capital. In addition, Mr. Snyder was an Investment Professional at Caxton Associates. He holds a B.A. from Bucknell University in Political Science.

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

One Liberty Plaza

Liberty, Missouri 64068

816-792-1600

investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference herein, are not part of this report and are not incorporated by reference into this report.

Although our Class A Units are no longer listed on the NYSE and we therefore are not subject to the corporate governance listing standards of the NYSE or any other securities exchange, our corporate governance guidelines and committee charters continue to refer with respect to certain matters to requirements of the NYSE listing standards, and, among other matters, the Board has continued to evaluate the independence of directors in accordance with NYSE standards. The Board has affirmatively determined that Ms. Breuckmann, Mr. Clifford, Mr. Hawks, Mr. Levison, Mr. Newberry, Mr. Morrissey, and Mr. Snyder, who constitute a majority of its Directors are “independent” as described by the NYSE’s corporate governance rules. In conjunction with regular Board meetings, these non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

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

The Audit Committee charter requires the Audit Committee to pre-approve all engagements with any independent registered public accounting firm, including all engagements regarding the audit of the financial statements of each of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. and all permissible non-audit engagements with the independent registered public accounting firm. Additionally, the Audit Committee oversees the internal audit function for each of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., and such other duties as directed by the Board. The Audit Committee charter is available on the Company’s website.

Limitation on Directors Participating on Audit Committees

The Board has adopted a policy limiting the number of public company audit committees its directors may serve on to three at any point in time. If a director desires to serve on more than three public company audit committees, he or she must first obtain the written permission of the Board.

Corporate Governance and Nominating Committee

The Board has a designated Corporate Governance and Nominating Committee, which is comprised of Ms. Breuckmann, Mr. Clifford and Mr. Newberry. Mr. Clifford is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards. The Corporate Governance and Nominating Committee charter is available on the Company’s website.

Compensation Committee

The Board has a designated Compensation Committee, which is comprised of Mr. Levison, Mr. Morrissey and Mr. Newberry. Mr. Newberry is the Chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate. The Compensation Committee charter is available on the Company’s website.

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

One Liberty Plaza

Liberty, Missouri 64068

816-792-1600

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

One Liberty Plaza

Liberty, Missouri 64068

816-792-1600

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

However, since the delisting of our common stock, to our knowledge, the officers and directors of our general partner and 10% beneficial owners of our Class A Units generally have continued to file the reports that would be required by Section 16(a) if the Class A Units were registered under Section 12 of the Exchange Act. To our knowledge, based solely on its review of the copies of such Section 16(a) forms and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2022 all Section 16(a) filing requirements that would have been applicable to the officers and directors of our general partner and beneficial owners of more than 10% of our Class A Units (if the Class A Units were registered under Section 12 of the Exchange Act) were met in a timely manner.

ITEM 11.   EXECUTIVE COMPENSATION.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2022. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on Ferrellgas Partners.

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2022 and the two most highly compensated executive officers other than the PEO serving at July 31, 2022 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

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

Role of Management

Our Chief Executive Officer formulates preliminary compensation recommendations for all NEOs, including himself. These recommendations are subject to review and approval by the Compensation Committee. Our Chief Executive Officer and the Compensation Committee utilized market compensation survey data provided in fiscal 2022, which is used to create salary range benchmarks for each NEO’s compensation.

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

During fiscal 2022, elements of compensation for our NEOs consisted of the following:

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

	Low Point	High Point
Chief Executive Officer	$772,550	$1,002,600
Chief Operating Officer	506,700	821,300
VP & General Counsel	318,800	458,400

Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of each NEO’s most recent salary during fiscal 2022 is displayed in the table below. The amount of salary paid to each NEO during fiscal 2022 is displayed in the “Salary” column of the Summary Compensation Table.

2022 Annual
Named Executive Officer	Base Salary
James E. Ferrell	$900,000
Tamria A. Zertuche	669,500
Jordan B. Burns	341,700

Discretionary Bonus

Our Chief Executive Officer has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by a NEO that our Chief Executive Officer believes exceeded expectations in operational or strategic objectives during the last fiscal year. The discretionary bonus paid to each NEO for fiscal 2022 is included in the “Bonus” column of the Summary Compensation Table below.

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

Options or SARs are granted under the ICP periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third-party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the ESOP (as defined below). All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which includes our Chief Executive Officer. Awards granted to NEOs must also be approved by the Compensation Committee. No stock option awards, SARs, performance shares or other incentives payable in cash or in stock were granted under the ICP to NEOs in fiscal 2022 or 2021.

Short Term Incentive Plan

Effective August 1, 2020, we established a cash-based short-term incentive plan, the Ferrellgas, Inc. Short Term Incentive Plan (the “STIP”), in which certain employees in critical positions, including NEOs, are permitted to participate if selected by the Board of Directors. The STIP was established by our general partner to allow certain employees to participate in the success of Ferrellgas. The amount of compensation cost related to the STIP incurred for each NEO is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. However, no payments were made under the STIP during fiscal 2022 or 2021.

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

Employee Stock Ownership Plan

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan (the “ESOP”), an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2022 and 2021 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans and Retirement Savings Plans

Two deferred compensation plans are available for participation by our NEOs, the “401(k) Investment Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a non-qualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2022 and 2021 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Summary Compensation Table

The following table sets forth the compensation of our NEOs for the last two fiscal years:

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)
James E. Ferrell (1)	2022	900,000	900,000	200,000	2,000,000
Chief Executive Officer and President	2021	491,588	3,500,000	200,000	4,191,588
Tamria A. Zertuche	2022	668,750	1,557,500	12,367	2,238,617
Chief Operating Officer	2021	630,769	—	14,975	645,744
Jordan B. Burns	2022	341,442	167,500	11,483	520,425
Vice President and General Counsel	2021	335,290	—	9,780	345,070
(1)	Mr. Ferrell was appointed by the Board of Directors as Chief Executive Officer on December 31, 2020. Pursuant to the terms of his employment agreement, Mr. Ferrell received a $2,000,000 sign-on bonus on December 31, 2020. Additionally, on December 30, 2020, the Compensation Committee of the Board of Directors awarded Mr. Ferrell a one-time bonus of $1,500,000. On September 28, 2022, Mr. Ferrell signed an employment agreement for an additional two-year term effective January 1, 2023.

The “All Other Compensation” column of the Summary Compensation Table above consisted of the following:

		ESOP	401(k) Plan	SSP		Total All Other
		Allocations	Match	Match	Other	Compensation
Name	Year	($)	($)	($)	($)	($)
James E. Ferrell (1)	2022	—	—	—	200,000	200,000
	2021	—	—	—	200,000	200,000
Tamria A. Zertuche	2022	4,653	7,714	—	—	12,367
	2021	4,778	10,197	—	—	14,975
Jordan B. Burns	2022	4,653	6,830	—	—	11,483
	2021	3,074	6,706	—	—	9,780
(1)	Mr. Ferrell received $200,000 of fees paid in cash in respect of his service on the Board during fiscal 2022 and 2021.

Potential Payments Upon Termination or Change in Control

During fiscal 2022, there were no agreements, plans, or arrangements in effect obligating us to make payments to a NEO upon termination or change in control other than the ICP described above under “Equity-based Incentive Compensation Plan.” Had a change in control of Ferrell Companies occurred on July 31, 2022, the last business day of fiscal 2022, all SARs issued under the ICP were valued at zero and, accordingly, no payment thereunder would have been due to any of our NEOs.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2022 was $125,000 per year. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member. The respective Chairman of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee received an additional $17,500, $11,250, and $11,250, respectively. Several directors also received a cash bonus in fiscal 2022 as noted in the table below.

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

SAR awards for non-employee members of the Board are determined utilizing competitive compensation data that is gathered on an annual basis. Annually we compare the compensation of our Board with the compensation levels and practices of companies that are of similar size and operate in similar industries. We utilize that data to analyze the compensation of our non-employee members of the Board and ensure that we are competitive in the marketplace for compensating our Board. SAR awards are one element of that compensation, and the actual awards that are granted are determined on a discretionary basis. All SAR awards granted to our non-employee directors have an exercise price equal to the most recently published semi-annual valuation that is performed on Ferrell Companies for the purposes of the ESOP. No SAR awards were granted to our non-employee directors during fiscal 2022.

The following table sets forth the compensation of our non-employee directors for fiscal 2022. Mr. Ferrell, who serves as the Chairman of the Board of Directors of our general partner, is also the Chief Executive Officer and President of our general partner, and all compensation for his service on the Board of Directors of our general partner is included in the Summary Compensation Table above.

	Fees Paid in	Option	All Other	Total
Name	Cash ($)	Awards ($)	Compensation ($) (1)	($)
A. Andrew Levison (2)	137,500	—	75,000	212,500
John R. Lowden (2)(3)	61,763	—	—	61,763
Michael F. Morrissey (4)	155,000	—	75,000	230,000
Pamela A. Breuckmann (5)	137,500	—	350,000	487,500
Stephen M. Clifford (6)	148,752	—	—	148,752
Carney Hawks	125,000	—	—	125,000
Craig Snyder	125,000	—	—	125,000
Edward Newberry (7)	85,413	—	—	85,413
(1)	These directors received a cash bonus related to their assistance with the fiscal 2021 debt restructuring.
(2)	At July 31, 2022, this director had 90,000 SAR awards outstanding.
(3)	Mr. Lowden retired from the Board on October 14, 2021.
(4)	At July 31, 2022, this director had 109,000 SAR awards outstanding.
(5)	At July 31, 2022, this director had 33,000 SAR awards outstanding.
(6)	At July 31, 2022, this director had 50,000 SAR awards outstanding.
(7)	Mr. Newberry was elected as a director on September 13, 2021

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of September 30, 2022, regarding the beneficial ownership of our Class A Units by:

●	persons that own more than 5% of our Class A Units;
●	persons that are directors, nominees or named executive officers of our general partner; and
●	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our Class A Units.

Ferrellgas Partners, L.P.

		Units	Percentage
Title of class	Name and address of beneficial owner (1)	beneficially owned	of class
Class A Units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	1,138,812	23.4
	James E. Ferrell	238,172	4.9
	Tamria A. Zertuche	—	*
	Jordan B. Burns	—	*
	A. Andrew Levison	1,090	*
	Michael F. Morrissey	300	*
	Stephen M. Clifford	850	*
	Pamela A. Breuckmann	2,095	*
	Carney Hawks	28,989	*
	Edward Newberry	924	*
	Craig Snyder	—	*
	All Directors and Executive Officers as a Group in fiscal 2022	272,420	5.6
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is: One Liberty Plaza, Liberty, Missouri 64068.

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

The Class A Units beneficially owned by the Trust at September 30, 2022 include 1,126,468 Class A Units owned by Ferrell Companies which is 100% owned by the Trust, 9,784 Class A Units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 2,560 Class A Units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $304.3 million for fiscal 2022, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party Class A Unitholder information consisted of the following:

	Class A	Distributions paid
	Unit ownership	during the year ended
	at July 31, 2022	July 31, 2022
		(in thousands)
Ferrell Companies (1)	1,126,468	$—
James E. Ferrell (2)	238,172	—
FCI Trading Corp. (3)	9,784	—
Ferrell Propane, Inc. (4)	2,560	—

(1)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.
(2)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane, Inc. is controlled by the general partner and thus a related party.

During fiscal 2022, neither Ferrellgas Partners nor the operating partnership paid any distributions to the general partner.

Mr. Snyder is a Partner and Co-Portfolio Manager of Special Opportunities in the Ares Private Equity Group (“Ares”). Pursuant to the Investment Agreement, certain affiliated funds, investment vehicles and/or managed accounts of Ares severally purchased an aggregate of $246 million of Preferred Units on the Effective Date.

Mr. Newberry is the Global Managing Partner of the Public Policy Practice, Investigatory and Regulatory Solutions practice groups at Squire Patton Boggs (US) LLP, which serves as outside counsel for various Ferrellgas matters. Ferrellgas paid aggregate fees of $0.9 million and $7.7 million, respectively, to Squire Patton Boggs (US) LLP for legal services rendered to Ferrellgas and its affiliates during fiscal 2022 and 2021, respectively.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Ms. Breuckmann, Mr. Clifford, Mr. Hawks, Mr. Levison, Mr. Morrissey, Mr. Newberry, and Mr. Snyder, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2022 and July 31, 2021 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2022	2021
Audit fees (1)	$1,225	$1,275
Audit-related fees (2)	37	92
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,262	$1,367
(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to accounting consultations, consents, comfort letters and assistance with and review of documents filed with the SEC.
(2)	Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of financial accounting and reporting consultations not classified as audit fees, due diligence related to mergers and acquisitions and audits of our benefit plans.
(3)	Tax fees, which there were none in fiscal 2022 and fiscal 2021, represent fees for professional tax services provided by Grant Thornton.
(4)	All other fees, which were none in fiscal 2022 and fiscal 2021, represent the aggregate fees billed for products and services provided by Grant Thornton, other than Audit fees, Audit-related fees and Tax fees.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2022 and 2021, respectively, prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

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

#	10.30	Offer Letter, dated as of July 29, 2021, by and among Ferrellgas, Inc. and Dhiraj Cherian. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 15, 2021.

#	10.31

Executive Severance Agreement, dated as of September 20, 2021, by and among Ferrellgas, Inc. and Dhiraj Cherian. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed October 15, 2021.

#	10.32	Ferrellgas, Inc. Short Term Incentive Plan, effective August 1, 2020. Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed October 15, 2021.

*#	10.33	Employment Agreement, dated as of January 1, 2023, by and among Ferrellgas, Inc. and James E. Ferrell.

*	21.1	List of subsidiaries.

*	23.1

Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2022.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	101.INS	Inline XBRL Instance Document.

*	101.SCH	XBRL Taxonomy Extension Schema Document.

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: September 30, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chief Executive Officer and President;	9/30/2022
James E. Ferrell	Chairman of the Board of Directors

/s/ Wendel Parks	Corporate Controller	9/30/2022
Wendel Parks	(Principal Financial and Accounting Officer)

/s/ Pamela A. Breuckmann	Director	9/30/2022
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/30/2022
Stephen M. Clifford

/s/ J. Carney Hawks	Director	9/30/2022
J. Carney Hawks

/s/ A. Andrew Levison	Director	9/30/2022
A. Andrew Levison

/s/ Michael F. Morrissey	Director	9/30/2022
Michael F. Morrissey

/s/ Edward Newberry	Director	9/30/2022
Edward Newberry

/s/ Craig Snyder	Director	9/30/2022
Craig Snyder

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: September 30, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chief Executive Officer and President;	9/30/2022
James E. Ferrell	Chairman of the Board of Directors

/s/ Wendel Parks	Corporate Controller	9/30/2022
Wendel Parks	(Principal Financial and Accounting Officer)

/s/ Pamela A. Breuckmann	Director	9/30/2022
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/30/2022
Stephen M. Clifford

/s/ J. Carney Hawks	Director	9/30/2022
J. Carney Hawks

/s/ A. Andrew Levison	Director	9/30/2022
A. Andrew Levison

/s/ Michael F. Morrissey	Director	9/30/2022
Michael F. Morrissey

/s/ Edward Newberry	Director	9/30/2022
Edward Newberry

/s/ Craig Snyder	Director	9/30/2022
Craig Snyder

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date: September 30, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President,
and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chief Executive Officer, President, and	9/30/2022
James E. Ferrell	Sole Director
(Principal Executive Officer)

/s/ Wendel Parks	Corporate Controller	9/30/2022
Wendel Parks	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date: September 30, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President,
and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chief Executive Officer, President,	9/30/2022
James E. Ferrell	and Sole Director
(Principal Executive Officer)

/s/ Wendel Parks	Corporate Controller	9/30/2022
Wendel Parks	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), deficit, and cash flows for each of the three years in the period ended July 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2012.

Kansas City, Missouri

September 30, 2022

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $11,208 and $11,500 of restricted cash at July 31, 2022 and 2021, respectively)	$158,737	$281,952
Accounts and notes receivable, net	150,395	131,574
Inventories	115,187	88,379
Price risk management asset	43,015	78,001
Prepaid expenses and other current assets	30,764	39,092
Total current assets	498,098	618,998

Property, plant and equipment, net	603,148	582,118
Goodwill, net	257,099	246,946
Intangible assets (net of accumulated amortization of $440,121 and $432,032 at July 31, 2022 and 2021, respectively)	97,638	100,743
Operating lease right-of-use assets	72,888	87,611
Other assets, net	79,244	93,228
Total assets	$1,608,115	$1,729,644

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$57,586	$47,913
Current portion of long-term debt	1,792	1,670
Current operating lease liabilities	25,824	25,363
Other current liabilities	218,610	246,000
Total current liabilities	303,812	320,946

Long-term debt	1,450,016	1,444,890
Operating lease liabilities	47,231	74,349
Other liabilities	43,518	61,189
Contingencies and commitments (Note P)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2022 and 2021)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at July 31, 2022 and 2021)	(1,229,823)	(1,214,813)
Class B (1,300,000 units outstanding at July 31, 2022 and 2021)	383,012	383,012
General partner unitholder (49,496 units outstanding at July 31, 2022 and 2021)	(71,320)	(72,178)
Accumulated other comprehensive income	37,907	88,866
Total Ferrellgas Partners, L.P. deficit	(880,224)	(815,113)
Noncontrolling interest	(7,587)	(7,966)
Total deficit	(887,811)	(823,079)
Total liabilities, mezzanine and deficit	$1,608,115	$1,729,644

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended July 31,
	2022	2021	2020
Revenues:
Propane and other gas liquids sales	$2,017,879	$1,668,852	$1,415,791
Other	96,661	85,458	82,035
Total revenues	2,114,540	1,754,310	1,497,826

Costs and expenses:
Cost of sales - propane and other gas liquids sales	1,174,004	881,936	673,053
Cost of sales - other	12,509	12,728	13,003
Operating expense - personnel, vehicle, plant and other	520,603	465,816	493,055
Operating expense - equipment lease expense	23,094	27,062	33,017
Depreciation and amortization expense	89,897	85,382	80,481
General and administrative expense	52,780	60,065	45,752
Non-cash employee stock ownership plan compensation charge	3,170	3,215	2,871
(Gain) loss on asset sales and disposals	(6,618)	1,831	7,924

Operating income	245,101	216,275	148,670

Interest expense	(100,093)	(173,616)	(192,962)
Loss on extinguishment of debt	—	(104,834)	(37,399)
Other income (expense), net	4,833	4,246	(460)
Reorganization expense - professional fees	—	(10,443)	—

Earnings (loss) before income taxes	149,841	(68,372)	(82,151)

Income tax expense	981	741	851

Net earnings (loss)	148,860	(69,113)	(83,002)

Net earnings (loss) attributable to noncontrolling interest	867	(702)	(503)

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$147,993	$(68,411)	$(82,499)

Class A unitholders' interest in net loss (Note R)	$(18,770)	$(91,751)	$(81,674)

Basic and diluted net loss per Class A Unit (Note R)	$(3.86)	$(18.89)	$(16.81)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended July 31,
	2022	2021	2020

Net earnings (loss)	$148,860	$(69,113)	$(83,002)
Other comprehensive income (loss):
Change in value of risk management derivatives	68,950	136,351	(22,872)
Reclassification of (gains) losses on derivatives to earnings, net	(120,429)	(44,252)	35,315
Pension liability adjustment	—	—	(109)
Other comprehensive income (loss)	(51,479)	92,099	12,334
Comprehensive income (loss)	97,381	22,986	(70,668)
Comprehensive (income) loss attributable to noncontrolling interest	(347)	(228)	378
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$97,034	$22,758	$(70,290)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners'	Non-controlling	Total partners'
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2019	4,857.6	—	49.5	$(1,046,245)	$—	$(70,476)	$(14,512)	$(1,131,233)	$(7,705)	$(1,138,938)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	2,814	—	28	—	2,842	29	2,871
Distributions	—	—	—	—	—	—	—	—	(158)	(158)
Cumulative adjustment for lease accounting standard	—	—	—	(1,347)	—	(14)	—	(1,361)	(14)	(1,375)
Net loss	—	—	—	(81,674)	—	(825)	—	(82,499)	(503)	(83,002)
Other comprehensive income	—	—	—	—	—	—	12,209	12,209	125	12,334
Balance at July 31, 2020	4,857.6	—	49.5	(1,126,452)	—	(71,287)	(2,303)	(1,200,042)	(8,226)	(1,208,268)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	3,150	—	33	—	3,183	32	3,215
Issuance of Class B units, net of offering costs		1,300.0	—	—	383,012	—	—	383,012	—	383,012
Net earnings allocated to preferred units	—	—	—	(23,784)	—	(240)	—	(24,024)	—	(24,024)
Net loss	—	—	—	(67,727)	—	(684)	—	(68,411)	(702)	(69,113)
Other comprehensive income	—	—	—	—	—	—	91,169	91,169	930	92,099
Balance at July 31, 2021	4,857.6	1,300.0	49.5	(1,214,813)	383,012	(72,178)	88,866	(815,113)	(7,966)	(823,079)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	3,107	—	31	—	3,138	32	3,170
Distributions to Class B unitholders	—	—	—	—	(99,996)	—	—	(99,996)	—	(99,996)
Net earnings allocated to Class B units	—	—	—	(99,996)	99,996	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(64,634)	—	(653)	—	(65,287)	—	(65,287)
Net earnings	—	—	—	146,513	—	1,480	—	147,993	867	148,860
Other comprehensive loss	—	—	—	—	—	—	(50,959)	(50,959)	(520)	(51,479)
Balance at July 31, 2022	4,857.6	1,300.0	49.5	$(1,229,823)	$383,012	$(71,320)	$37,907	$(880,224)	$(7,587)	$(887,811)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$148,860	$(69,113)	$(83,002)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	89,897	85,382	80,481
Non-cash employee stock ownership plan compensation charge	3,170	3,215	2,871
(Gain) loss on asset sales and disposals	(6,618)	1,831	7,924
Loss on extinguishment of debt	—	104,834	37,399
Provision for expected credit losses	1,847	2,323	18,604
Deferred income tax expense	7	2	554
Other	6,848	8,681	12,583
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(20,668)	(32,459)	(121)
Inventories	(26,808)	(15,715)	7,790
Prepaid expenses and other current assets	8,329	(5,995)	7,446
Accounts payable	9,223	13,789	1,223
Accrued interest expense	608	8,355	33,357
Other current liabilities	(39,769)	84,014	(3,430)
Other assets and liabilities	(14,461)	17,284	6,679
Net cash provided by operating activities	160,465	206,428	130,358

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(19,679)	(6,567)	(10,195)
Capital expenditures	(95,249)	(59,442)	(70,455)
Proceeds from sale of assets	2,914	5,295	4,472
Cash payments to construct assets in connection with future lease transactions	(1,425)	(1,715)	(37,042)
Cash receipts in connection with leased vehicles	1,663	1,476	41,924
Net cash used in investing activities	(111,776)	(60,953)	(71,296)

Cash flows from financing activities:
Preferred unit distributions	(63,356)	(8,011)	—
Distributions to Class B unitholders	(99,996)	—	—
Proceeds from sale of preferred units, net of issue discount and offering cost	—	651,349	—
Fees in connection with Class B Unit exchange	—	(1,988)	—
Proceeds from issuance of long-term debt	—	1,475,000	703,750
Payments on long-term debt	(1,670)	(2,120)	(1,994)
Payment for settlement and early extinguishment of liabilities	—	(2,175,000)	(283,863)
Net reductions in short-term borrowings	—	—	(43,000)
Net reductions in collateralized short-term borrowings	—	—	(62,000)
Payment of redemption premium on debt extinguishment	—	(83,072)	(17,516)
Make-whole payments	—	(1,964)	—
Cash paid for financing costs	(337)	(44,290)	(29,458)
Noncontrolling interest activity	—	—	(158)
Cash payments for principal portion of lease liability	(6,545)	(7,188)	(2,116)
Net cash (used in) provided by financing activities	(171,904)	(197,284)	263,645

Net change in cash, cash equivalents and restricted cash	(123,215)	(51,809)	322,707
Cash, cash equivalents and restricted cash - beginning of period	281,952	333,761	11,054
Cash, cash equivalents and restricted cash - end of period	$158,737	$281,952	$333,761

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), partners’ deficit, and cash flows for each of the three years in the period ended July 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2012.

Kansas City, Missouri

September 30, 2022

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $11,208 and $11,500 of restricted cash at July 31, 2022 and 2021, respectively)	$158,466	$281,688
Accounts and notes receivable, net	150,395	131,574
Inventories	115,187	88,379
Price risk management asset	43,015	78,001
Prepaid expenses and other current assets	30,743	39,073
Total current assets	497,806	618,715

Property, plant and equipment, net	603,148	582,118
Goodwill, net	257,099	246,946
Intangible assets (net of accumulated amortization of $440,121 and $432,032 at July 31, 2022 and 2021, respectively)	97,638	100,743
Operating lease right-of-use assets	72,888	87,611
Loan receivable - Ferrellgas Partners, L.P.	—	17,001
Other assets, net	79,244	93,228
Total assets	$1,607,823	$1,746,362

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$57,586	$47,913
Current portion of long-term debt	1,792	1,670
Current operating lease liabilities	25,824	25,363
Other current liabilities	218,333	245,782
Total current liabilities	303,535	320,728

Long-term debt	1,450,016	1,444,890
Operating lease liabilities	47,231	74,349
Other liabilities	43,518	61,189
Contingencies and commitments (Note P)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2022 and 2021)	651,349	651,349

Deficit:
Limited partners	(918,146)	(887,043)
General partner	(7,987)	(8,886)
Accumulated other comprehensive income	38,307	89,786
Total deficit	(887,826)	(806,143)
Total liabilities, mezzanine and deficit	$1,607,823	$1,746,362

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2022	2021	2020

Revenues:
Propane and other gas liquids sales	$2,017,879	$1,668,852	$1,415,791
Other	96,661	85,458	82,035
Total revenues	2,114,540	1,754,310	1,497,826

Costs and expenses:
Cost of sales - propane and other gas liquids sales	1,174,004	881,936	673,053
Cost of sales - other	12,509	12,728	13,003
Operating expense - personnel, vehicle, plant and other	520,603	465,816	493,055
Operating expense - equipment lease expense	23,094	27,062	33,017
Depreciation and amortization expense	89,897	85,382	80,481
General and administrative expense	52,767	59,676	45,636
Non-cash employee stock ownership plan compensation charge	3,170	3,215	2,871
(Gain) loss on asset sales and disposals	(6,618)	1,831	7,924

Operating income	245,114	216,664	148,786

Interest expense	(100,093)	(159,845)	(159,889)
Loss on extinguishment of debt	—	(107,971)	(37,399)
Other income (expense), net	7,084	6,437	(460)

Earnings (loss) before income taxes	152,105	(44,715)	(48,962)

Income tax expense	976	727	802

Net earnings (loss)	$151,129	$(45,442)	$(49,764)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended July 31,
	2022	2021	2020

Net earnings (loss)	$151,129	$(45,442)	$(49,764)
Other comprehensive income (loss):
Change in value of risk management derivatives	68,950	136,351	(22,872)
Reclassification of (gains) losses on derivatives to earnings, net	(120,429)	(44,252)	35,315
Pension liability adjustment	—	—	(109)
Other comprehensive income (loss)	(51,479)	92,099	12,334
Comprehensive income (loss)	$99,650	$46,657	$(37,430)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit

Balance at July 31, 2019	$(758,186)	$(7,570)	$(14,647)	$(780,403)
Contributions in connection with non-cash ESOP compensation charges	2,842	29	—	2,871
Cumulative adjustment for lease accounting standard	(1,361)	(14)		(1,375)
Distributions	(15,496)	(158)	—	(15,654)
Net loss	(49,261)	(503)	—	(49,764)
Other comprehensive income	—	—	12,334	12,334
Balance at July 31, 2020	(821,462)	(8,216)	(2,313)	(831,991)
Contributions in connection with non-cash ESOP compensation charges	3,183	32	—	3,215
Net earnings allocated to preferred units	(24,024)	—	—	(24,024)
Net loss	(44,740)	(702)	—	(45,442)
Other comprehensive income	—	—	92,099	92,099
Balance at July 31, 2021	(887,043)	(8,886)	89,786	(806,143)
Contributions in connection with non-cash ESOP compensation charges	3,138	32	—	3,170
Distributions	(119,216)	—	—	(119,216)
Net earnings allocated to preferred units	(65,287)	—	—	(65,287)
Net earnings	150,262	867	—	151,129
Other comprehensive loss	—	—	(51,479)	(51,479)
Balance at July 31, 2022	$(918,146)	$(7,987)	$38,307	$(887,826)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$151,129	$(45,442)	$(49,764)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	89,897	85,382	80,481
Non-cash employee stock ownership plan compensation charge	3,170	3,215	2,871
(Gain) loss on asset sales and disposals	(6,618)	1,831	7,924
Loss on extinguishment of debt	—	107,971	37,399
Provision for expected credit losses	1,847	2,323	18,604
Deferred income tax expense	7	2	554
Other	6,850	8,680	11,301
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(20,668)	(32,459)	(121)
Inventories	(26,808)	(15,715)	7,790
Prepaid expenses and other current assets	8,330	(6,022)	7,375
Accounts payable	9,223	13,789	1,223
Accrued interest expense	608	(5,416)	17,961
Other current liabilities	(39,828)	83,796	(3,430)
Other assets and liabilities	2,539	15,093	5,679
Net cash provided by operating activities	179,678	217,028	145,847

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(19,679)	(6,567)	(10,195)
Capital expenditures	(95,249)	(59,442)	(70,455)
Proceeds from sale of assets	2,914	5,295	4,472
Cash payments to construct assets in connection with future lease transactions	(1,425)	(1,715)	(37,042)
Cash receipts in connection with leased vehicles	1,663	1,476	41,924
Loan to Ferrellgas Partners, L.P.	—	(14,810)	—
Net cash used in investing activities	(111,776)	(75,763)	(71,296)

Cash flows from financing activities:
Distributions to Ferrellgas Partners	(119,216)	—	(15,654)
Preferred unit distributions	(63,356)	(8,011)	—
Proceeds from sale of preferred units, net of issue discount and offering costs	—	651,349	—
Proceeds from issuance of long-term debt	—	1,475,000	703,750
Payments on long-term debt	(1,670)	(2,120)	(1,994)
Payment for settlement and early extinguishment of liabilities	—	(2,175,000)	(283,863)
Payment of redemption premium on debt extinguishment	—	(83,072)	(17,516)
Net reductions in short-term borrowings	—	—	(43,000)
Cash payments for principal portion of finance lease liability	(6,545)	(7,188)	(2,116)
Net reductions in collateralized short-term borrowings	—	—	(62,000)
Cash paid for financing costs	(337)	(44,290)	(29,449)
Net cash (used in) provided by financing activities	(191,124)	(193,332)	248,158

Net change in cash, cash equivalents and restricted cash	(123,222)	(52,067)	322,709
Cash, cash equivalents and restricted cash - beginning of period	281,688	333,755	11,046
Cash, cash equivalents and restricted cash - end of period	$158,466	$281,688	$333,755

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

A.        Partnership organization and formation

Ferrellgas Partners

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of July 31, 2022, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

The operating partnership

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings. The operating partnership is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners and the holders of the Preferred Units (as defined in Note I - Preferred units) are the only limited partners of the operating partnership.

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

B.       Summary of significant accounting policies

(1)   Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for expected credit losses, fair value of reporting unit, fair value at issuance of Class B units (related to Ferrellgas Partners), recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use asset and lease liability and fair values of derivative contracts.

(2)   Principles of consolidation and basis of presentation

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Ferrellgas Partners

The consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas Partners, its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all intercompany accounts and transactions. We have determined that the operating partnership is a variable interest entity for whom Ferrellgas Partners has no ability through voting rights or similar rights to make decisions and thus does not have the power to direct the activities of the operating partnership that most significantly impact economic performance. However, we have determined that the accounts of Ferrellgas Partners’ majority-owned subsidiary should be included because Ferrellgas Partners is most closely associated with the operations of the operating partnership due to the fact that Ferrellgas Partners has the obligation to absorb the losses of and the right to receive benefits from the operating partnership that are significant to the operating partnership and substantially all the assets and liabilities of Ferrellgas Partners consist of the operating partnership. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s approximate 1% general partner interest in the operating partnership is accounted for as a noncontrolling interest.

Prior period adjustment in E - Supplemental financial statement information note

Ferrellgas previously disclosed the amount of cash paid for interest by Ferrellgas Partners was $205.5 million in its Form 10-K for the year ended July 31, 2021. The amount disclosed should have been $156.4 million, which is the same amount of cash paid for interest by the operating partnership. The error occurred due to the inclusion of non-cash interest and a mathematical error. This error had no impact on Ferrellgas’ consolidated financial statements or the computation of basic and diluted loss per Class A unit and management concluded that the error was not material. Based on this evaluation, the error did not require a restatement of the Form 10-K for the year ended July 31, 2021. The error was corrected in Ferrellgas Partners’ disclosure of certain cash flow and non-cash activities in Note E – Supplemental financial statement information.

The operating partnership

The consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all intercompany accounts and transactions. Ferrellgas, L.P. consolidates the following wholly-owned entities: Bridger Logistics, LLC, Blue Rhino Global Sourcing, Inc., FNA Canada, Inc., Ferrellgas Finance Corp, and Ferrellgas Receivables, LLC, a special purpose entity that had agreements with Ferrellgas, L.P. related to the terminated accounts receivable securitization facility.

(3)   Fair value measurements

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

(5)   Inventories

Inventories are stated at the lower of cost or net realizable value using weighted average cost and actual cost methods.

(6)   Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 2 to 30 years. Depreciation expense on delivery vehicles Ferrellgas owns are classified within “Depreciation and amortization expense.” Long-lived assets are tested for impairment, using Ferrellgas’ best estimates based on reasonable and supportable assumptions and projections, whenever events or changes in circumstances indicate that the carrying amount of its assets or asset groups might not be recoverable. The recoverability tests for property, plant and equipment are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on management’s plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

(7)   Goodwill

Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment annually during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has one reporting unit for goodwill impairment testing purposes. As of July 31, 2022, this reporting unit contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of the reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit as of the date of the evaluation on a specific identification basis. To the extent the reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2022 and did not incur an impairment loss.

(8)   Intangible assets

Intangible assets with finite useful lives, consisting primarily of customer related assets and non-compete agreements, permits, favorable lease arrangements and patented technology are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from 2 to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Indefinite-lived intangible assets are tested for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on management’s plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

(9)   Derivative instruments and hedging activities

Commodity and Transportation Fuel Price Risk.

Ferrellgas’ overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane, gasoline and diesel prices.

Ferrellgas’ risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. Additionally, from time to time our risk management activities attempt to mitigate price risks related to the purchase of gasoline and diesel fuel for use in the transport of propane from retail fueling stations through the use of financial derivative instruments.

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

Ferrellgas’ risk management activities may include the use of financial derivative instruments including, but not limited to, futures, swaps, and options to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments primarily with brokers who are clearing members with the Intercontinental Exchange or the Chicago Mercantile Exchange and, to a lesser extent, directly with third parties in the over-the-counter market. All of our financial derivative instruments are reported on the consolidated balance sheets at fair value.

Ferrellgas also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas’ consolidated financial statements until settled.

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated as a hedge of a specific underlying exposure, and that designation as well as the risk management objectives and strategies for undertaking the hedge transaction are documented. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas’ risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of sales - propane and other gas liquids sales” in the consolidated statements of operations. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” or “Other liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Financial instruments not formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” or “Other liabilities” on the consolidated balance sheets with changes in fair value reported in “Operating expense – personnel, vehicle, plant and other” on the consolidated statements of operations.

Interest Rate Risk.

Fluctuations in interest rates subject the operating partnership to interest rate risk. Decreases in interest rates increase the fair value of the operating partnership’s fixed rate debt, while increases in interest rates subject the operating partnership to the risk of increased interest expense related to its variable rate borrowings.

The operating partnership may enter into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps may be used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is adjusted to offset the change in the fair value of interest rate derivatives that are fair value hedges, which are classified as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities” or as “Other liabilities” on the consolidated balance sheets. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statements of operations.

The operating partnership may enter into cash flow hedges to help reduce its variable interest rate risk. Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities” or as “Other liabilities” with an offsetting entry to “Other comprehensive income” at interim periods and are subsequently recognized as interest expense in the consolidated statement of operations when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statements of operations as they occur.

(10) Leases

In the first quarter of 2020, Ferrellgas adopted amended guidance for leases using the modified retrospective approach. Ferrellgas elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of-use assets (“ROU assets”) or lease liabilities for those leases. Ferrellgas also elected the practical expedient to not separate lease and non-lease components for its most significant leasing activity, which includes vehicle and real estate leases. Additionally, it elected the package of three practical expedients which allows entities to not reassess initial direct costs, lease classification for existing or expired leases, and lease definition for existing or expired contracts as of the effective date of August 1, 2019. Ferrellgas did not, however, elect the hindsight method practical expedient which would have allowed it to reassess lease terms and impairment.

Ferrellgas determines if an arrangement is a lease or contains a lease at inception. Ferrellgas leases certain transportation and computer equipment and real estate, predominantly through operating leases. Ferrellgas has an immaterial amount of leases in which it is the lessor. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. Ferrellgas determines the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease ROU assets, and current and long-term operating lease liabilities on Ferrellgas’ consolidated balance sheet. Finance leases are classified in “Other assets, net”, “Other current liabilities”, and “Other liabilities” on the consolidated balance sheet. Delivery vehicles and distribution technology under operating leases by Ferrellgas are classified within “Operating expense – equipment lease expense.” Delivery vehicles and distribution technology under finance leases are classified within “Depreciation and amortization expense.”

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of Ferrellgas’ leases do not provide an implicit discount rate, Ferrellgas uses its incremental borrowing rate adjusted for the lease term to represent the rate it would have to pay to borrow on a collateralized basis based on the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to extend or terminate the lease and Ferrellgas adjusts the life of the lease when it is reasonably certain that it will exercise an option.

(11) Revenue recognition

Revenues from Ferrellgas’ propane operations and related equipment sales segment are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days. Accounts receivable allowances are determined based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Shipping and handling revenues and expenses for sales of propane, appliances and equipment are recognized at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

(12) Shipping and handling expenses

Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense – personnel, vehicle, plant and other” in the consolidated statements of operations. See Note E – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(13) Cost of sales

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

(14) Operating expense

“Operating expense – personnel, vehicle, plant and other” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses.

(15) General and administrative expense

“General and administrative expense” primarily includes personnel and incentive expense related to executives and employees, as well as other overhead expenses related to centralized corporate functions.

(16) Income taxes

Ferrellgas Partners

Ferrellgas Partners is a publicly-traded master limited partnership with one subsidiary that is a taxable corporation. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore subject to federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Based on Ferrellgas’ calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, the consolidated financial statements of Ferrellgas Partners reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement and differences between Ferrellgas Partners’ financial reporting fiscal year end and its calendar tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2022	2021	2020
Current expense	$974	$739	$297
Deferred expense	7	2	554
Income tax expense	$981	$741	$851

Deferred taxes consisted of the following:

	July 31,
	2022	2021
Deferred tax assets (included in Other assets, net)	$4	$5
Deferred tax liabilities (included in Other liabilities)	(9)	(3)
Net deferred tax (liability) asset	$(5)	$2

The operating partnership

The operating partnership is a limited partnership and owns three subsidiaries that are taxable corporations. As a result, except for the taxable corporations, the operating partnership’s earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the consolidated financial statements of the operating partnership reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement and differences between the operating partnership’s financial reporting fiscal year end and limited partners’ tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2022	2021	2020
Current expense	$969	$725	$248
Deferred expense	7	2	554
Income tax expense	$976	$727	$802

Deferred taxes consisted of the following:

	July 31,
	2022	2021
Deferred tax assets (included in Other assets, net)	$4	$5
Deferred tax liabilities (included in Other liabilities)	(9)	(3)
Net deferred tax (liability) asset	$(5)	$2

(17) Sales taxes

Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(18) Net loss per Class A Unitholders’ interest

Net loss per Class A unitholders’ interest for Ferrellgas Partners is computed by dividing “Net earnings (loss) attributable to Ferrellgas Partners, L.P.,” after deducting the general partner’s approximate 1% interest, by the weighted average number of outstanding Class A Units and the dilutive effect, if any, of outstanding unit options. See Note R – Net loss per Class A Unitholders’ interest – for further discussion about these calculations.

(19) Loss contingencies

In the normal course of business, Ferrellgas is involved in various claims and legal proceedings. A liability is recorded for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with loss contingencies are expensed as incurred.

(20) Class B Units Valuation

The Class B Units are classified in equity and are an equity host instrument. Based on Ferrellgas’ determination that the Class B Units are an equity host, Ferrellgas determined that all features of the Class B Units were either clearly and closely related to the equity host or did not meet the definition of a derivative, and therefore did not require bifurcation as a derivative. The Class B Units were recognized at their fair value at issuance. The fair value of the Class B Units was estimated based on a valuation model, including the use of Monte Carlo simulations of operating results and available cash flow for a Class B paydown. The significant assumptions in the forecasted operating results and forecasted available cash flow for Class B paydown included forecasted adjusted EBITDA, maintenance and growth capital expenditures, and debt service charges. The significant assumptions used in the Monte Carlo simulations included the cash flow volatility, equity volatility, forecasted available cash flow for Class B paydown, and the discount rates. See Note J – Equity (Deficit) for further discussion.

(21) New accounting standards

Recently adopted accounting pronouncements

No new accounting standards were adopted during the year ended July 31, 2022.

Recently issued accounting pronouncements not yet adopted

There were no recently issued accounting standards that could have a material impact to our financial position, results of operations, cash flows, or notes to the consolidated financial statements upon their adoption.

C.        Acquisitions and dispositions

Acquisitions

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of operations from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas’ consolidated balance sheets or results of operations.

Propane operations and related equipment sales

During fiscal 2022, Ferrellgas acquired propane distribution assets, primarily of two independent distributors and a third-party distributor, with an aggregate value of $21.7 million in the following transactions:

●	North Cascades Propane Service, based in Washington, acquired in August 2021;
●	Starlite Propane Gas Corporation, based in New York, acquired in August 2021; and
●	Renovex, Inc., based in Pennsylvania, acquired in June 2022.

During fiscal 2021, Ferrellgas acquired propane distribution assets, primarily of an independent distributor, with an aggregate value of $7.9 million in the following transaction:

●	Proflame, Inc., based in New York, acquired in July 2021.

During fiscal 2020, Ferrellgas acquired propane distribution assets, primarily of independent distributors, with an aggregate value of $11.2 million in the following transactions:

●Golden State Propane, Inc., based in California, acquired in August 2019;
●C.F. Van Duzer Gas Services, Inc., based in New York, acquired in October 2019; and
●Lee Propane of Pennington Gap, Inc., based in Virginia, acquired in June 2020.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2022	2021	2020
Cash payments, net of cash acquired	$19,679	$6,567	$10,195
Issuance of liabilities and other costs and considerations	2,022	1,344	975
Aggregate fair value of transactions	$21,701	$7,911	$11,170

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2022	2021	2020
Customer tanks, buildings, land and other	$6,564	$2,607	$6,598
Goodwill	10,153	—	—
Customer lists	4,259	4,973	738
Non-compete agreements	725	331	3,834
Aggregate fair value of net assets acquired	$21,701	$7,911	$11,170

The estimated fair values and useful lives of assets acquired during fiscal 2022 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2021 and 2020 are based on internal valuations and included only minor adjustments during the 12-month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

See Note S – Subsequent events for information on an acquisition made subsequent to July 31, 2022.

Dispositions

Asset sales and disposals consist of:

	For the year ended July 31,
	2022	2021	2020
Gain (loss) on sale of:
Other	$6,618	$(1,831)	$(7,924)
Gain (loss) on asset sales and disposals	$6,618	$(1,831)	$(7,924)

D.        Quarterly distribution of available cash

Ferrellgas is required by its partnership agreements to make quarterly cash distributions of all of its “available cash.” Available cash is defined in its partnership agreements as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements.

Ferrellgas Partners

Reserves may be established in order to provide for the proper conduct of Ferrellgas Partners’ business, to comply with any contractual obligations and restrictions, and to provide funds for distributions with respect to any one or more of the next four fiscal quarters. To the extent Ferrellgas Partners has available cash for a particular fiscal quarter, distributions of such cash are required to be made within 45 days after the end of such fiscal quarter to holders of record on the applicable record date, subject to the terms and preferences of the Class B Units. To the extent distributions are made in respect of the Class A Units, pro rata distributions are also made to the general partner.  See Note J – Equity (Deficit) for further discussion.

The operating partnership

Reserves may be established in order to provide for the proper conduct of the operating partnership’s business, to comply with contractual obligations and restrictions, including the restrictions on distributions in the indentures governing the $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and the  $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”), the credit agreement entered into on March 30, 2021 (the “Effective Date”) by the operating partnership, the general partner and certain of the operating partnership’s subsidiaries (the “Credit Agreement”) and the First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., executed on the Effective Date (the “OpCo LPA Amendment”), and to provide funds for distributions with respect to any one or more of the next four fiscal quarters. To the extent the operating partnership has available cash for a particular fiscal quarter, distributions of such cash are required to be made within 45 days after the end of such fiscal quarter, subject to the terms of the OpCo LPA Amendment.

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

E.        Supplemental financial statement information

Inventories

Inventories consist of the following:

	July 31, 2022	July 31, 2021
Propane gas and related products	$96,679	$75,848
Appliances, parts and supplies, and other	18,508	12,531
Inventories	$115,187	$88,379

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2022, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 5.3 million gallons of propane at fixed prices.

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2022	July 31, 2021
Land	Indefinite	$41,814	$40,346
Land improvements	2-20	15,560	15,128
Buildings and improvements	20	88,970	88,620
Vehicles, including transport trailers	8-20	117,746	110,517
Bulk equipment and district facilities	5-30	115,927	110,983
Tanks, cylinders and customer equipment	2-30	825,361	786,912
Computer and office equipment	2-5	104,364	107,272
Construction in progress	n/a	7,694	8,478
		1,317,436	1,268,256
Less: accumulated depreciation		714,288	686,138
Property, plant and equipment, net		$603,148	$582,118

Depreciation expense totaled $71.0 million, $64.1 million and $64.5 million for fiscal 2022, 2021 and 2020, respectively.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	July 31, 2022	July 31, 2021
Broker margin deposit assets	$12,338	$21,068
Other	18,426	18,024
Prepaid expenses and other current assets	$30,764	$39,092

The operating partnership

Prepaid expenses and other current assets consist of the following:

	July 31, 2022	July 31, 2021
Broker margin deposit assets	$12,338	$21,068
Other	18,405	18,005
Prepaid expenses and other current assets	$30,743	$39,073

Other assets, net

Other assets, net consist of the following:

	July 31, 2022	July 31, 2021
Notes receivable, less current portion and allowance	$415	$19,765
Finance lease right-of-use assets	31,421	34,858
Other	47,408	38,605
Other assets, net	$79,244	$93,228

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	July 31, 2022	July 31, 2021
Accrued interest	$29,703	$29,095
Customer deposits and advances	33,189	35,734
Accrued payroll	29,717	28,143
Accrued insurance	16,114	11,104
Broker margin deposit liability	32,805	79,178
Accrued senior preferred units distributions	17,466	16,013
Other	59,616	46,733
Other current liabilities	$218,610	$246,000

The operating partnership

Other current liabilities consist of the following:

	July 31, 2022	July 31, 2021
Accrued interest	$29,703	$29,095
Customer deposits and advances	33,189	35,734
Accrued payroll	29,717	28,143
Accrued insurance	16,114	11,104
Broker margin deposit liability	32,805	79,178
Accrued senior preferred units distributions	17,466	16,013
Other	59,339	46,515
Other current liabilities	$218,333	$245,782

Shipping and handling expenses

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2022	2021	2020
Operating expense - personnel, vehicle, plant and other	$244,022	$217,292	$219,598
Depreciation and amortization expense	14,370	13,691	9,857
Operating expense - equipment lease expense	18,874	22,609	32,518
	$277,266	$253,592	$261,973

Cash, cash equivalents and restricted cash

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

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	July 31, 2022	July 31, 2021
Cash and cash equivalents	$147,529	$270,452
Restricted cash (1)	11,208	11,500
Cash, cash equivalents and restricted cash	$158,737	$281,952

(1)	As of July 31, 2022 and 2021, respectively, restricted cash consists of an $11.2 million and $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility. For additional discussion, see Note H – Debt.

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	July 31, 2022	July 31, 2021
Cash and cash equivalents	$147,258	$270,188
Restricted cash (1)	11,208	11,500
Cash, cash equivalents and restricted cash	$158,466	$281,688

(1)	As of July 31, 2022 and 2021, respectively, restricted cash consists of an $11.2 million and $11.5 million cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility. For additional discussion see Note H – Debt.

Certain cash flow and non-cash activities

Ferrellgas Partners

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2022	2021	2020
Cash paid for:
Interest (1)	$91,897	$156,449	$147,402
Income taxes	$1,018	$706	$289
Non-cash investing and financing activities:
Liability incurred in connection with Financing Agreement amendment	$—	$—	$8,863
Liabilities incurred in connection with acquisitions	$2,022	$1,344	$975
Change in accruals for property, plant and equipment additions	$450	$(386)	$216
Lease liabilities arising from operating right-of-use assets	$12,748	$8,374	$14,938
Lease liabilities arising from finance right-of-use assets	$2,209	$2,310	$45,455
Accrued senior preferred units distributions	$17,466	$16,013	$—

(1)	See Principles of consolidation and basis of presentation in Note B – Summary of significant accounting policies - for information on the correction of an error for the year ended July 31, 2021.

The operating partnership

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2022	2021	2020
Cash paid for:
Interest	$91,897	$156,449	$132,006
Income taxes	$1,014	$693	$241
Non-cash investing and financing activities:
Liability incurred in connection with Financing Agreement amendment	$—	$—	$8,863
Liabilities incurred in connection with acquisitions	$2,022	$1,344	$975
Change in accruals for property, plant and equipment additions	$450	$(386)	$216
Lease liabilities arising from operating right-of-use assets	$12,748	$8,374	$14,938
Lease liabilities arising from finance right-of-use assets	$2,209	$2,310	$45,455
Accrued senior preferred units distributions	$17,466	$16,013	$—

F.        Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	July 31, 2022	July 31, 2021
Accounts receivable	$154,570	$135,182
Note receivable	2,517	13,648
Less: Allowance for expected credit losses	(6,692)	(17,256)
Accounts and notes receivable, net	$150,395	$131,574

On March 30, 2021, Ferrellgas terminated the agreement governing the accounts receivable securitization facility, initially dated as of January 19, 2012 and as subsequently amended from time to time (the “Accounts Receivables Facility”). In connection with the termination of the Accounts Receivables Facility, Ferrellgas repaid all of the outstanding obligations and fees thereunder.

G.        Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2022			July 31, 2021
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$257,099	$—	$257,099	$246,946	$—	$246,946

Intangible assets, net
Amortized intangible assets
Customer related	$456,181	$(412,548)	$43,633	$451,922	$(405,490)	$46,432
Non-compete agreements	27,044	(24,060)	2,984	26,319	(23,029)	3,290
Other	3,513	(3,513)	—	3,513	(3,513)	—
	486,738	(440,121)	46,617	481,754	(432,032)	49,722

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	51,021	—	51,021
Total intangible assets, net	$537,759	$(440,121)	$97,638	$532,775	$(432,032)	$100,743

Changes in the carrying amount of goodwill are as follows:

Propane operations and
related equipment sales
Balance July 31, 2020	$247,195
Other	(249)
Balance July 31, 2021	246,946
Acquisitions	10,153
Balance July 31, 2022	$257,099

Customer related intangible assets have estimated lives of 15 years and non-compete agreements and other intangible assets have estimated lives ranging from 5 to 10 years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles carry a weighted average life of 15 years, and non-compete agreements and other intangibles carry a weighted average life of 9 years.

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2022	$8,089
2021	8,742
2020	9,079

Estimated amortization expense:

For the year ended July 31,
2023	$7,837
2024	7,599
2025	5,561
2026	5,001
2027	4,610

H.        Debt

Long-term debt

Long-term debt consists of the following:

	July 31, 2022	July 31, 2021
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$650,000	$650,000
Fixed rate, 5.875%, due 2029 (1)	825,000	825,000

Notes payable
8.9% and 8.8% weighted average interest rate at July 31, 2022 and 2021, respectively, due 2022 to 2029, net of unamortized discount of $465 and $573 at July 31, 2022 and 2021, respectively	4,539	3,882
Total debt, excluding unamortized debt issuance and other costs	1,479,539	1,478,882
Unamortized debt issuance and other costs	(27,731)	(32,322)
Less: current portion of long-term debt	1,792	1,670
Long-term debt	$1,450,016	$1,444,890
(1)	On the Effective Date, two wholly-owned subsidiaries of the operating partnership (referred to herein as the “Escrow Issuers”) issued the 2026 Notes and the 2029 Notes. On the Effective Date and immediately after the issuance of the 2026 Notes and 2029 Notes by the Escrow Issuers, (i) the Escrow Issuers were merged into the operating partnership and Ferrellgas Finance Corp., respectively, and the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes, and (ii) the general partner and certain subsidiaries of the operating partnership guaranteed the 2026 Notes and the 2029 Notes. The 2026 Notes and 2029 Notes bear interest from the date of issuance, payable semi-annually in arrears on October 1 and April 1 of each year. The 2026 Notes will mature on April 1, 2026, and the 2029 Notes will mature on April 1, 2029. See “–Senior unsecured notes” below for additional discussion.

Senior secured revolving credit facility

On the Effective Date, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into the Credit Agreement, which provides for the four-year revolving Credit Facility in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $200.0 million for the issuance of letters of credit.

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

Availability under the Credit Facility is, at any time, an amount equal to (a) the lesser of the revolving commitment and the Borrowing Base (as defined below) minus (b) the sum of the aggregate outstanding amount of borrowings under the Credit Facility plus the undrawn amount of outstanding letters of credit under the Credit Facility plus unreimbursed drawings in respect of letters of credit (unless otherwise converted into revolving loans). The "Borrowing Base" equals the sum of: (a) $200.0 million, plus (b) 80% of the eligible accounts receivable of the operating partnership and its subsidiaries, plus (c) 70% of the eligible propane inventory of the operating partnership and its subsidiaries, valued at weighted average cost, less (d) certain reserves, as determined and subject to certain modifications by the administrative agent in its permitted discretion.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023). As of July 31, 2022, the operating partnership is in compliance with all of its debt covenants.

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

Senior unsecured notes

As discussed above, on the Effective Date, (i) the Escrow Issuers issued $650.0 million aggregate principal amount of 2026 Notes and $825.0 million aggregate principal amount of 2029 Notes, and (ii) the operating partnership and Ferrellgas Finance Corp. assumed the obligations of the Escrow Issuers as co-issuers of the 2026 Notes and the 2029 Notes upon the merger of the Escrow Issuers into the operating partnership and Ferrellgas Finance Corp., respectively. The operating partnership received aggregate net proceeds from the issuance and sale of the 2026 Notes and the 2029 Notes of approximately $1,441.2 million, after deducting the initial purchasers’ discount and estimated offering expenses. The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the Preferred Units, as discussed in Note I – Preferred units, and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility, as described in Note F – Accounts and notes receivable, net.

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

In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of July 31, 2022, the operating partnership is in compliance with all of its debt covenants.

Loss on extinguishment of debt

Proceeds from the issuance of the Preferred Units, the 2026 Notes and the 2029 Notes were used to redeem (or satisfy and discharge and subsequently redeem) all of the operating partnership’s previously issued and outstanding notes.

Ferrellgas Partners

The Class B Units were issued to holders of the Ferrellgas Partners Notes in satisfaction of their claims in respect of the Ferrellgas Partners Notes. The effects of these transactions resulted in a loss on extinguishment of debt, with the components presented below:

For the year ended
July 31, 2021
Payment of redemption premium on debt extinguishment	$83,072
Fair value of Class B units in excess of current value	(5,101)
Make-whole payments	1,964
Unamortized deferred financing costs	24,899
Total loss on extinguishment of debt	$104,834

The operating partnership

The effects of these transactions resulted in a loss on extinguishment of debt, with the components presented below:

For the year ended
July 31, 2021
Payment of redemption premium on debt extinguishment	$83,072
Unamortized deferred financing costs	24,899
Total loss on extinguishment of debt	$107,971

Scheduled annual principal payments

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2023	$1,517
2024	947
2025	817
2026	650,435
2027	100
Thereafter	826,188
Total	$1,480,004

Letters of credit outstanding at July 31, 2022 and 2021 totaled $87.6 million and $107.7 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At July 31, 2022, Ferrellgas had available borrowing capacity under its Credit Facility of $253.5 million and during fiscal 2022 incurred undrawn and commitment fees of $1.1 million. Ferrellgas incurred commitment fees of $0.1 million and $0.5 million in fiscal 2021 and 2020, respectively.

I.        Preferred units

On the Effective Date, pursuant to the Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units, having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million. The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.3 million, after deduction of the purchase price discount and certain expenses. As of July 31, 2022 and 2021, these 700,000 Preferred Units are classified in the “Mezzanine Equity” section of the consolidated balance sheets.

The operating partnership used such net proceeds, together with the net proceeds of the issuance and sale of the 2026 Notes and the 2029 Notes and cash on hand, (i) to redeem (or satisfy and discharge the indentures governing and subsequently redeem) all of the issued and outstanding 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes, as described in Note H - Debt, and (ii) to repay all outstanding obligations under the Accounts Receivable Facility in connection with the termination of that facility, as described in Note F – Accounts and notes receivable, net.

Redemption of the Preferred Units in the near term is not probable because of the high redemption price in the first three to four years. As described in greater detail under “Issuer Redemption Right” below, the Redemption Price for the Preferred Units is based upon the greater of the amount that would result in a 1.47x MOIC (defined below) and the amount that would result in a 12.25% internal rate of return. If the Preferred Units were redeemed during the first three to four years after issuance, the 1.47x MOIC would require a large premium payment and that large premium payment would result in an internal rate of return far in excess of the minimum 12.25%. Consequently, it is unlikely that Ferrellgas would be able to achieve any savings in its cost of capital by redeeming the Preferred Units during the first three to four years after issuance.

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

Issuer Redemption Right

The operating partnership has the right to redeem all or a portion of the Preferred Units for cash, pro rata and at any time and from time to time, including in connection with a Change of Control (as defined in the OpCo LPA Amendment), at an amount per Preferred Unit (the “Redemption Price”) equal to, without duplication, the sum of (a) the greater of (i) the amount necessary to result in a MOIC (as defined above) of 1.47x in respect of the purchase price, before discount, of such Preferred Unit, which is $1,000 per Preferred Unit (the “Purchase Price”), and (ii) the amount necessary to result in the applicable internal rate of return equal to 12.25%, which is increased by 150 basis points if the operating partnership has elected to pay more than four Quarterly Distributions (as defined below) in PIK Units (as defined below) and (b) the accumulated but unpaid Quarterly Distributions to the date of redemption, if any. A partial redemption of the Preferred Units is permitted only in the event the aggregate amount to be paid in respect of all Preferred Units included in such partial redemption is at least $25.0 million.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at July 31, 2022 and 2021, are immaterial to the financial statements.

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

Quarterly distributions aggregating to $63.4 million were paid in cash to holders of Preferred Units during the year ended July 31, 2022. This included $0.9 million of Additional Amounts (as defined below) payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2022, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2022. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters. As of April 30, 2021, the Quarterly Distribution accrued was $8.0 million, reflecting a prorated distribution amount for the period from the Effective Date to April 30, and the Quarterly Distribution in that amount was paid in cash to holders of Preferred Units on May 17, 2021. As of July 31, 2021, the aggregate Quarterly Distribution and Additional Amounts accrued was $16.0 million, and $15.7 million of that amount was paid in cash to holders of Preferred Units on August 16, 2021.

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

J.        Equity (Deficit)

Ferrellgas Partners

Reverse Unit Split

On the Effective Date, Ferrellgas Partners effected a 1-for-20 reverse unit split in which holders of its then-outstanding common units received one Class A Unit for every 20 common units held. No fractional Class A Units were issued in connection with the reverse unit split. If, as a result of the reverse unit split, a unitholder would otherwise have been entitled to a fractional Class A Unit, the number of Class A Units such unitholder received was rounded up or down to the nearest whole Class A Unit, with a fraction of one-half or less being rounded down. The reverse unit split resulted in a reduction of our previously outstanding common units from 97,152,665 common units to 4,857,605 Class A Units. All references to common units and per unit data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the reverse unit split on a retroactive basis.

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

Class A Units

As of July 31, 2022 and 2021, Class A Units were beneficially owned by the following:

	July 31, 2022	July 31, 2021
Public Class A Unitholders (1)	3,480,621	3,480,621
Ferrell Companies (2)	1,126,468	1,126,468
FCI Trading Corp. (3)	9,784	9,784
Ferrell Propane, Inc. (4)	2,560	2,560
James E. Ferrell (5)	238,172	238,172
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
(5)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the years ended July 31, 2022 and 2021. Ferrellgas Partners made aggregate cash distributions of approximately $100.0 million to its Class B Unitholders during the year ended July 31, 2022. See Note R – Net loss per unitholders’ interest for additional information.

Accumulated other comprehensive income (loss)(“AOCI”)

See Note N – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2022 and 2021.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During fiscal 2022 and 2021, the general partner made non-cash contributions of $63.0 thousand and $65.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions:

The operating partnership has recognized the following distributions:

	For the year ended July 31,
	2022	2021	2020
Ferrellgas Partners	$119,216	$—	$15,496
General partner	—	—	158

See additional discussions about transactions with related parties in Note O – Transactions with related parties.

Accumulated other comprehensive income (loss)(“AOCI”)

See Note N – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2022 and 2021.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest (excluding the interest attributable to the Preferred Units) concurrent with the issuance of other additional equity.

During fiscal 2022 and 2021, the general partner made non-cash contributions of $32.0 thousand to the operating partnership to maintain its 1.0101% general partner interest.

K.        Leases

Ferrellgas has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Variable lease components include lease payments with payment escalation based on the Consumer Price Index, and other variable items, such as common area maintenance and taxes.

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

Ferrellgas’ real estate leases will often have an option to extend the lease, but it is typically not reasonably certain of exercising extension options. As customer demand changes over time, Ferrellgas typically maintains the ability to move to more advantageous locations, relocate to other leased and owned locations, or discontinue service from particular locations.

The following table provides the operating and financing ROU assets and lease liabilities as of July 31, 2022 and 2021:

Leases	Classification	July 31, 2022	July 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$72,888	$87,611
Financing lease assets	Other assets, net	31,421	34,858
Total leased assets		$104,309	$122,469

Liabilities
Current
Operating	Current operating lease liabilities	$25,824	$25,363
Financing	Other current liabilities	6,581	7,479
Noncurrent
Operating	Operating lease liabilities	47,231	74,349
Financing	Other liabilities	25,309	28,029
Total leased liabilities		$104,945	$135,220

The following table provides the lease expenses for the years ended July 31, 2022, 2021 and 2020:

Leases expense	Classification	2022	2021	2020
Operating lease expense	Operating expense - personnel, vehicle, plant and other	$6,832	$7,695	$7,450
	Operating expense - equipment lease expense	20,291	26,127	30,994
	Cost of sales - propane and other gas liquids sales	1,630	1,911	1,553
	General and administrative expense	1,587	437	1,490
Total operating lease expense		30,340	36,170	41,487

Short-term expense	Operating expense - personnel, vehicle, plant and other	9,231	8,151	7,188
	General and administrative expense	271	576	502
Total short-term expense		9,502	8,727	7,690

Variable lease expense	Operating expense - personnel, vehicle, plant and other	3,096	2,328	2,883
	Operating expense - equipment lease expense	2,162	1,547	1,642
Total variable lease expense		5,258	3,875	4,525

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	6,660	8,878	2,613
Interest on lease liabilities	Interest expense	2,905	3,755	1,060
Total finance lease expense		9,565	12,633	3,673

Total lease expense		$54,665	$61,405	$57,375

Minimum annual payments under existing operating and finance lease liabilities as of July 31, 2022 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2023	$28,487	$8,886	$37,373
2024	22,399	8,541	30,940
2025	15,668	8,376	24,044
2026	6,035	7,528	13,563
2027	2,551	4,959	7,510
Thereafter	15,322	295	15,617
Total lease payments	$90,462	$38,585	$129,047
Less: Imputed interest	(17,407)	(6,695)	(24,102)
Present value of lease liabilities	$73,055	$31,890	$104,945

The following table represents the weighted-average remaining lease term and discount rate as of July 31, 2022:

	As of July 31, 2022
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.9	7.6%
Finance leases	4.3	8.3%

Cash flow information is presented below:

	For the year ended July 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$32,699	$34,895	$41,636

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$9,475	$3,396	$1,060
Financing cash flows	$6,545	$7,188	$2,116

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

Typically, customers are billed upon delivery and payment is generally due within 30 days. With residential customers, Ferrellgas offers customers the ability to spread their annual heating costs over a longer period, typically twelve months. Customers who opt to spread their heating costs over a longer period are referred to as “even-pay” customers.

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

Accounting estimates related to recognition of revenue require that Ferrellgas makes estimates and assumptions about various factors including credits issued for completed sales, future returns and total consideration payable in instances where we have customer incentives payable to the customer.

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

	For the year ended July 31,
	2022	2021	2020
Retail - Sales to End Users	$1,446,857	$1,123,956	$964,087
Wholesale - Sales to Resellers	549,058	516,599	430,435
Other Gas Sales	21,964	28,297	21,269
Other	96,661	85,458	82,035
Propane and related equipment revenues	$2,114,540	$1,754,310	$1,497,826

Contract assets and liabilities

Ferrellgas’ performance obligations are generally limited to the delivery of propane for its retail and wholesale contracts. Ferrellgas’ performance obligations with respect to sales of appliances and other materials and other revenues are limited to the delivery of the agreed upon good or service. Ferrellgas does not have material performance obligations that are delivered over time, thus all of its revenue is recognized at the time the goods, including propane, are delivered or installed. Ferrellgas offers “even pay” and other billing programs that can create customer deposits or advances, depending on whether Ferrellgas has delivered more propane than the customer has paid for or whether the customer has paid for more propane than what has been delivered. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. The advance or deposit is considered to be a contract asset or liability. Additionally, from time to time, we have customers that pay in advance for goods or services, and such amounts result in contract liabilities.

Ferrellgas incurs incremental commissions directly related to the acquisition or renewal of customer contracts. The commissions are calculated and paid based upon the number of gallons sold to the acquired or renewed customer. The total amount of commissions that we incur is not material, and the commissions are expensed commensurate with the deliveries to which they relate; therefore, we do not capitalize these costs.

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	July 31, 2022	July 31, 2021
Contract assets	$11,935	$10,074
Contract liabilities
Deferred revenue (1)	$47,929	$49,354
(1)	Of the beginning balance of deferred revenue, $41.5 million was recognized as revenue during the year ended July 31, 2022.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

M.        Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2022 and 2021:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2022:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$51,267	$—	$51,267
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(12,960)	$—	$(12,960)

July 31, 2021:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$94,244	$—	$94,244
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,458)	$—	$(4,458)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2, or 3 during the years ended July 31, 2022 and 2021.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2022 and July 31, 2021, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,327.8 million and $1,466.4 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the year ended July 31, 2022 and 2021, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2022 and 2021:

	Final	July 31, 2022
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$43,015	Other current liabilities	$11,840
Commodity derivatives-propane		Other assets, net	8,252	Other liabilities	1,120
		Total	$51,267	Total	$12,960

	Final	July 31, 2021
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2023
Commodity derivatives-propane		Price risk management asset	$78,001	Other current liabilities	$3,429
Commodity derivatives-propane		Other assets, net	16,243	Other liabilities	1,029
		Total	$94,244	Total	$4,458

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2022 and July 31, 2021, respectively:

	July 31, 2022
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$12,338	Other current liabilities	$32,805
	Other assets, net	4,797	Other liabilities	7,110
		$17,135		$39,915

	July 31, 2021
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$21,068	Other current liabilities	$79,178
	Other assets, net	3,036	Other liabilities	15,489
		$24,104		$94,667

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income (loss) for the years ended July 31, 2022, 2021 and 2020 due to derivatives designated as cash flow hedging instruments:

For the year ended July 31, 2022
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$68,950	Cost of sales - propane and other gas liquids sales	$120,429	$—

For the year ended July 31, 2021
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$136,351	Cost of sales - propane and other gas liquids sales	$44,252	$—

For the year ended July 31, 2020
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(22,872)	Cost of sales - propane and other gas liquids sales	$(35,315)	$—

Accumulated other comprehensive income (loss)

Ferrellgas partners

The changes in derivatives included in AOCI for the years ended July 31, 2022, 2021 and 2020 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2022	2021	2020
Beginning balance attributable to Ferrellgas Partners, L.P.	$88,866	$(2,303)	$(14,756)
Change in value of risk management commodity derivatives	68,950	136,351	(22,872)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(120,429)	(44,252)	35,315
Less: amount attributable to noncontrolling interests	520	(930)	10
Ending balance attributable to Ferrellgas Partners, L.P.	$37,907	$88,866	$(2,303)

The operating partnership

The changes in derivatives included in AOCI for the years ended July 31, 2022, 2021 and 2020 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2022	2021	2020
Beginning balance	$89,786	$(2,313)	$(14,756)
Change in value of risk management commodity derivatives	68,950	136,351	(22,872)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(120,429)	(44,252)	35,315
Ending balance	$38,307	$89,786	$(2,313)

Ferrellgas expects to reclassify net earnings of approximately $31.2 million to earnings during the next 12 months. These net earnings are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2022, 2021 and 2020, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2022, Ferrellgas had financial derivative contracts covering 4.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2022, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2022.

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

	For the year ended July 31,
	2022	2021	2020
Operating expense	$275,326	$260,831	$260,427

General and administrative expense	$28,943	$34,899	$29,859

See additional discussions about transactions with the general partner and related parties in Note J – Equity (Deficit).

Term loan credit agreement between Ferrellgas Partners and the operating partnership

On January 8, 2021, Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bore interest at a rate of 20% per annum, and all interest on the term loan was added to the outstanding principal amount of the term loan. The term loan was scheduled to mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan. On May 16, 2022, Ferrellgas Partners repaid the operating partnership the full amount of the term loan of $15.3 million, which represented the outstanding principal and accrued interest. Additionally, Ferrellgas Partners paid the operating partnership $3.9 million for separate intercompany receivables related to expenses incurred during the 2021 debt transactions.

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

The Court decided summary judgment motions in March 2022 and the segmented bench trial was completed in September 2022. The second and third segments are set to take place in December 2022 and February 2023, respectively. Management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

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

Ferrell Companies makes contributions to the employee stock ownership trust (the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation charges were $3.2 million, $3.2 million and $2.9 million during fiscal 2022, 2021 and 2020, respectively. Ferrellgas is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions, net of forfeitures, for fiscal 2022, 2021 and 2020 were $5.4 million, $4.0 million and $4.8 million, respectively.

The general partner terminated its defined benefit plan on December 15, 2018 and distributed account balances to participants in the form of lump sum payments or annuity contracts in September, 2019. The defined benefit plan trust account was closed and all remaining funds were rolled into the Ferrell Companies, Inc. Employee Stock Ownership Trust as a plan contribution in December 2019. Prior to termination, this plan provided participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the prior terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s prior funding policy for this plan was to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2020, other comprehensive income and other liabilities were adjusted by ($0.1) million. There were no adjustments in fiscal 2021 or 2022 related to this terminated plan.

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

There was not a dilutive effect resulting from this guidance on basic and diluted net loss per Class A Unitholders’ interest for fiscal 2022, 2021 and 2020.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the year ended July 31,
	2022	2021	2020
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$147,993	$(68,411)	$(82,499)
Less: Distributions to preferred unitholders	65,287	24,024	—
Less: Distribution to Class B unitholders	99,996	—	—
Less: General partner's interest in net earnings (loss)	1,480	(684)	(825)
Undistributed net loss attributable to Class A unitholders	$(18,770)	$(91,751)	$(81,674)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6
Basic and diluted net loss per Class A Unit	$(3.86)	$(18.89)	$(16.81)

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

S.       Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements, except as follows.

On August 17, 2022, Ferrellgas closed on the acquisition of Brown’s Gas, an independent propane distributor based in California, for a cash purchase price of $7.5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Partners Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2022 and 2021, the related statements of operations, stockholder’s equity (deficit), and cash flows for each of the three years in the period ended July 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Kansas City, Missouri

September 30, 2022

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31, 2022	July 31, 2021
ASSETS
Cash	$—	$1,000
Total assets	$—	$1,000

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$1,706	$—
Total current liabilities	$1,706	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	39,486	39,486
Accumulated deficit	(42,192)	(39,486)
Total stockholder’s equity (deficit)	(1,706)	1,000
Total liabilities and equity (deficit)	$—	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2022	2021	2020
General and administrative expense	$2,706	$2,490	$5,827

Net loss	$(2,706)	$(2,490)	$(5,827)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity (deficit)
July 31, 2019	1,000	$1,000	$33,027	$(31,169)	$2,858
Capital contribution	—	—	5,819	—	5,819
Net loss	—	—	—	(5,827)	(5,827)
July 31, 2020	1,000	1,000	38,846	(36,996)	2,850
Capital contribution	—	—	640	—	640
Net loss	—	—	—	(2,490)	(2,490)
July 31, 2021	1,000	1,000	39,486	(39,486)	1,000
Net loss	—	—	—	(2,706)	(2,706)
July 31, 2022	1,000	$1,000	$39,486	$(42,192)	$(1,706)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(2,706)	$(2,490)	$(5,827)
Changes in operating assets and liabilities:
Other current liabilities	1,706	—	—
Prepaid expenses and other current assets	—	1,850	8
Cash used in operating activities	(1,000)	(640)	(5,819)

Cash flows from financing activities:
Capital contribution	—	640	5,819
Cash provided by financing activities	—	640	5,819

Net change in cash	(1,000)	—	—
Cash - beginning of period	1,000	1,000	1,000
Cash - end of period	$—	$1,000	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

NOTES TO FINANCIAL STATEMENTS

A.     Formation

Ferrellgas Partners Finance Corp. (the “Partners Finance Corp.”), a Delaware corporation, was formed on March 28, 1996 and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (“Ferrellgas Partners”).

Ferrellgas Partners contributed $1,000 to the Partners Finance Corp. on April 8, 1996 in exchange for 1,000 shares of common stock.

The Partners Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.     Contingencies and commitments

The Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. At July 31, 2020, the Partners Finance Corp. was liable as co-issuer and co-obligor for the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020, which Ferrellgas Partners failed to repay, and which obligation was only reported on Ferrellgas Partners’ consolidated balance sheet. On March 30, 2021, Ferrellgas Partners issued 1.3 million of its Class B Units in exchange for the holders’ contribution of the Ferrellgas Partners Notes to Ferrellgas Partners as a capital contribution and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. As of July 31, 2022, Ferrellgas Partners had no debt securities outstanding, and the Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C.      Income taxes

Income taxes have been computed separately as the Partners Finance Corp. files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

Due to the inability of the Partners Finance Corp. to utilize the deferred tax benefit of $8,511 associated with the net operating loss carryforward of $40,529 generated during and prior to fiscal 2022, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2022, 2021 or 2020, and there is no net deferred tax asset as of July 31, 2022 and 2021. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The CARES Act temporarily suspends this 80% taxable income limitation, allowing a net operating loss carryforward to fully offset taxable income in tax years beginning before January 1, 2021. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

D.      Subsequent events

The Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Partners Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2022 and 2021, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Kansas City, Missouri

September 30, 2022

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31, 2022	July 31, 2021
ASSETS
Cash	$—	$1,100
Total assets	$—	$1,100

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	103,928	102,628
Accumulated deficit	(104,928)	(102,528)
Total stockholder's equity	$—	$1,100
Total liabilities and equity	$—	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2022	2021	2020
General and administrative expense	$2,400	$19,941	$6,010

Net loss	$(2,400)	$(19,941)	$(6,010)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2019	1,000	$1,000	$78,518	$(76,577)	$2,941
Capital contribution	—	—	5,669	—	5,669
Net loss	—	—	—	(6,010)	(6,010)
July 31, 2020	1,000	1,000	84,187	(82,587)	2,600
Capital contribution	—	—	18,441	—	18,441
Net loss	—	—	—	(19,941)	(19,941)
July 31, 2021	1,000	1,000	102,628	(102,528)	1,100
Capital contribution	—	—	1,300	—	1,300
Net loss	—	—	—	(2,400)	(2,400)
July 31, 2022	1,000	$1,000	$103,928	$(104,928)	$—

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(2,400)	$(19,941)	$(6,010)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	1,500	341
Cash used in operating activities	(2,400)	(18,441)	(5,669)

Cash flows from financing activities:
Capital contribution	1,300	18,441	5,669
Cash provided by financing activities	1,300	18,441	5,669

Net change in cash	(1,100)	—	—
Cash - beginning of period	1,100	1,100	1,100
Cash - end of period	$—	$1,100	$1,100

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

B.     Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. At July 31, 2020, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $500 million aggregate principal amount of unsecured senior notes due 2021, (ii) $475 million aggregate principal amount of unsecured senior notes due 2022, (iii) $500 million aggregate principal amount of unsecured senior notes due 2023, and (iv) $700 million aggregate principal amount of senior secured notes due 2025, which obligations were only reported on the operating partnership’s consolidated balance sheet. The senior notes due 2021, senior notes due 2022, and senior notes due 2023 were redeemed on April 5, 2021, and the senior secured notes due 2025 were redeemed on March 30, 2021. As of July 31, 2022, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $22,045 associated with the net operating loss carryforward of $104,978 generated during and prior to fiscal 2022, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2022, 2021 or 2020, and there is no net deferred tax asset as of July 31, 2022 and 2021. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The CARES Act temporarily suspends this 80% taxable income limitation, allowing a net operating loss carryforward to fully offset taxable income in tax years beginning before January 1, 2021. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

D.     Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2022, and 2021 and Statements of Operations and Cash Flows for the years ended July 31, 2022, 2021 and 2020	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2022, 2021 and 2020	S-5

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2022, 2021 and 2020	S-6

Schedule I

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)

	July 31,	July 31,
	2022	2021
ASSETS

Cash and cash equivalents	$271	$264
Prepaid expenses and other current assets	21	19
Total assets	$292	$283

LIABILITIES AND PARTNERS’ DEFICIT

Other current liabilities	$277	$17,219
Investment in Ferrellgas, L.P.	880,239	798,177

Partners’ deficit
Class A (4,857,605 units outstanding at 2022 and 2021)	(1,229,823)	(1,214,813)
Class B (1,300,000 units outstanding at 2022 and 2021)	383,012	383,012
General partner unitholder (49,496 units outstanding at 2022 and 2021)	(71,320)	(72,178)
Accumulated other comprehensive income	37,907	88,866
Total Ferrellgas Partners, L.P. partners' deficit	(880,224)	(815,113)
Total liabilities and partners’ deficit	$292	$283

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2022	2022	2020
Equity in earnings (loss) of Ferrellgas, L.P.	$150,262	$(44,740)	$(49,261)
Operating, general and administrative expense	(13)	(389)	(116)

Operating income (loss)	150,249	(45,129)	(49,377)

Interest expense	—	(13,771)	(33,073)
Gain on extinguishment of debt	—	3,137	—
Other expense, net	(2,251)	(2,191)	—
Reorganization expense - professional fees	—	(10,443)	—
Income tax expense	(5)	(14)	(49)

Net earnings (loss)	147,993	(68,411)	(82,499)

Less: Distribution to Class B Unitholders	99,996	—	—

Net earnings (loss) attributable to Ferrellgas, L.P.	$47,997	$(68,411)	$(82,499)

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2022	2021	2020

Cash flows from operating activities:
Net earnings (loss)	$147,993	$(68,411)	$(82,499)
Reconciliation of net earnings (loss) to net cash used in operating activities:
Other	(16,944)	16,208	17,749
Gain on extinguishment of debt	—	(3,137)	—
Equity in (earnings) loss of Ferrellgas, L.P.	(150,262)	44,740	49,261
Net cash used in operating activities	(19,213)	(10,600)	(15,489)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	119,216	—	15,496
Loan from Ferrellgas, L.P.	—	14,810	—
Net cash provided by investing activities	119,216	14,810	15,496

Cash flows from financing activities:
Distributions paid to Class B unitholders	(99,996)	—	—
Cash paid for financing costs	—	—	(9)
Fees in connection with Class B unit exchange	—	(1,988)	—
Make-whole payments	—	(1,964)	—
Net cash used in financing activities	(99,996)	(3,952)	(9)

Net increase (decrease) in cash and cash equivalents	7	258	(2)
Cash and cash equivalents - beginning of year	264	6	8
Cash and cash equivalents - end of year	$271	$264	$6

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2022
Allowance for doubtful accounts	$17,256	$1,847	$(12,411)	(1)	$6,692
Year ended July 31, 2021
Allowance for doubtful accounts	$14,124	$2,323	$809	(1)	$17,256
Year ended July 31, 2020
Allowance for doubtful accounts	$2,463	$2,279	$9,382	(1)	$14,124
(1)	Uncollectible accounts written off, net of recoveries.

As discussed previously, on June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, included an executed unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”). On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee. As of July 31, 2020, $12.5 million was classified as current notes receivable, all of which is reserved. On January 27, 2021 we reached an agreement with Mr. Ballengee pursuant to which he would execute an additional promissory note for $2.5 million secured by his assets, separate from the Revised Jamex Promissory Note, and pay $1.5 million in cash to us. The $1.5 million cash payment was received on February 1, 2021. In light of these developments, we released $0.5 million of reserve in our second fiscal quarter of 2021. We deemed it appropriate to keep the $2.5 million additional promissory note fully reserved.

Schedule II

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2022
Allowance for doubtful accounts	$17,256	$1,847	$(12,411)	(1)	$6,692
Year ended July 31, 2021
Allowance for doubtful accounts	$14,124	$2,323	$809	(1)	$17,256
Year ended July 31, 2020
Allowance for doubtful accounts	$2,463	$2,279	$9,382	(1)	$14,124
(1)	Uncollectible accounts written off, net of recoveries.

As discussed previously, on June 25, 2018, Ferrellgas and Mr. Ballengee entered into an Omnibus Agreement (the “Omnibus Agreement”) that, among other things, included an executed unsecured promissory note in favor of the operating partnership with an original principal amount of $18.3 million (the “Revised Jamex Promissory Note”). On July 1, 2020, Mr. Ballengee defaulted on the Revised Jamex Promissory Note by failing to make the first payment in the amount of $2.5 million. As a result, as of July 31, 2020, Ferrellgas recorded a bad debt reserve against $17.3 million of the Revised Jamex Promissory Note and is pursuing collections from Mr. Ballengee. As of July 31, 2020, $12.5 million was classified as current notes receivable, all of which is reserved. On January 27, 2021 we reached an agreement with Mr. Ballengee pursuant to which he would execute an additional promissory note for $2.5 million secured by his assets, separate from the Revised Jamex Promissory Note, and pay $1.5 million in cash to us. The $1.5 million cash payment was received on February 1, 2021. In light of these developments, we released $0.5 million of reserve in our second fiscal quarter of 2021. We deemed it appropriate to keep the $2.5 million additional promissory note fully reserved.

.