Form 10-Q
period 2022-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2022-12-09
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file numbers: 001-11331, 000-50182, 333-06693-02 and 000-50183

Ferrellgas Partners, L.P.

Ferrellgas, L.P.

Ferrellgas Partners Finance Corp.

Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware	43-1698480
Delaware	43-1698481
Delaware	43-1742520
Delaware	14-1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

One Liberty Plaza, Liberty, Missouri	64068
(Address of principal executive office)	(Zip Code)

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

At November 30, 2022, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended October 31, 2022 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

We believe that combining the quarterly reports on Form 10-Q for these entities provides the following benefits:

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

To help investors understand the differences between Ferrellgas Partners and the operating partnership, this report provides separate condensed consolidated financial statements for Ferrellgas Partners and the operating partnership. Noncontrolling interests, Class A Units, Class B Units, shareholders' equity (deficit) and partners' capital (deficit) are the main areas of difference between the condensed consolidated financial statements of Ferrellgas Partners and those of the operating partnership. A single set of notes to condensed consolidated financial statements is presented that includes separate discussions for Ferrellgas Partners and the operating partnership, when applicable. A combined Management's Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents combined information and discrete information related to each entity, as applicable.

In order to highlight the differences between Ferrellgas Partners and the operating partnership, this report includes the following sections that provide separate financial information for Ferrellgas Partners and the operating partnership:

●	condensed consolidated financial statements; and
●	certain accompanying notes to condensed consolidated financial statements, which denote “Ferrellgas Partners” and “The operating partnership” in sections where applicable.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	October 31, 2022	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $11,132 and $11,208 of restricted cash at October 31, 2022 and July 31, 2022, respectively)	$55,305	$158,737
Accounts and notes receivable, net	158,674	150,395
Inventories	120,145	115,187
Price risk management asset	24,944	43,015
Prepaid expenses and other current assets	68,530	30,764
Total current assets	427,598	498,098

Property, plant and equipment, net	608,101	603,148
Goodwill, net	257,006	257,099
Intangible assets (net of accumulated amortization of $343,110 and $440,121 at October 31, 2022 and July 31, 2022, respectively)	105,924	97,638
Operating lease right-of-use assets	67,814	72,888
Other assets, net	71,151	79,244
Total assets	$1,537,594	$1,608,115

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$60,787	$57,586
Broker margin deposit liability	20,108	32,805
Short-term borrowing	15,000	—
Current portion of long-term debt	2,442	1,792
Current operating lease liabilities	25,334	25,824
Other current liabilities	187,696	185,805
Total current liabilities	311,367	303,812

Long-term debt	1,451,659	1,450,016
Operating lease liabilities	43,009	47,231
Other liabilities	37,279	43,518
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at October 31, 2022 and July 31, 2022)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at October 31, 2022 and July 31, 2022)	(1,249,702)	(1,229,823)
Class B (1,300,000 units outstanding at October 31, 2022 and July 31, 2022)	383,012	383,012
General partner unitholder (49,496 units outstanding at October 31, 2022 and July 31, 2022)	(71,521)	(71,320)
Accumulated other comprehensive (loss) income	(10,571)	37,907
Total Ferrellgas Partners, L.P. deficit	(948,782)	(880,224)
Noncontrolling interest	(8,287)	(7,587)
Total deficit	(957,069)	(887,811)
Total liabilities, mezzanine and deficit	$1,537,594	$1,608,115

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended October 31,
	2022	2021
Revenues:
Propane and other gas liquids sales	$385,844	$372,704
Other	27,445	21,802
Total revenues	413,289	394,506

Costs and expenses:
Cost of sales - propane and other gas liquids sales	213,081	220,538
Cost of sales - other	4,776	3,610
Operating expense - personnel, vehicle, plant and other	129,740	117,112
Operating expense - equipment lease expense	6,024	5,690
Depreciation and amortization expense	22,631	20,295
General and administrative expense	14,833	12,575
Non-cash employee stock ownership plan compensation charge	723	909
Loss on asset sales and disposals	1,680	1,410

Operating income	19,801	12,367

Interest expense	(25,009)	(25,395)
Other income, net	469	4,264

Loss before income taxes	(4,739)	(8,764)

Income tax expense	18	96

Net loss	(4,757)	(8,860)

Net loss attributable to noncontrolling interest	(212)	(254)

Net loss attributable to Ferrellgas Partners, L.P.	$(4,545)	$(8,606)

Class A unitholders' interest in net loss (Note M)	$(20,751)	$(25,525)

Basic and diluted net loss per Class A Unit (Note M)	$(4.27)	$(5.25)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended October 31,
	2022	2021

Net loss	$(4,757)	$(8,860)
Other comprehensive (loss) income:
Change in value of risk management derivatives	(36,185)	72,932
Reclassification of gains on derivatives to earnings, net	(12,788)	(22,610)
Other comprehensive (loss) income	(48,973)	50,322
Comprehensive (loss) income	(53,730)	41,462
Comprehensive loss attributable to noncontrolling interest	707	509
Comprehensive (loss) income attributable to Ferrellgas Partners, L.P.	$(53,023)	$41,971

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners'	Non-controlling	Total partners'
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2022	4,857.6	1,300.0	49.5	$(1,229,823)	$383,012	$(71,320)	$37,907	$(880,224)	$(7,587)	$(887,811)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	709	—	7	—	716	7	723
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(4,500)	—	(45)	—	(4,545)	(212)	(4,757)
Other comprehensive loss	—	—	—	—	—	—	(48,478)	(48,478)	(495)	(48,973)
Balance at October 31, 2022	4,857.6	1,300.0	49.5	$(1,249,702)	$383,012	$(71,521)	$(10,571)	$(948,782)	$(8,287)	$(957,069)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	deficit	interest	deficit
Balance at July 31, 2021	4,857.6	1,300.0	49.5	$(1,214,813)	$383,012	$(72,178)	$88,866	$(815,113)	$(7,966)	$(823,079)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	892	—	8	—	900	9	909
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to preferred units	—	—	—	(16,835)	—	(170)	—	(17,005)	—	(17,005)
Net loss	—	—	—	(8,520)	—	(86)	—	(8,606)	(254)	(8,860)
Other comprehensive income	—	—	—	—		—	49,813	49,813	509	50,322
Balance at October 31, 2021	4,857.6	1,300.0	49.5	$(1,239,276)	$333,014	$(72,426)	$138,679	$(840,009)	$(7,702)	$(847,711)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,757)	$(8,860)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	22,631	20,295
Non-cash employee stock ownership plan compensation charge	723	909
Loss on asset sales and disposals	1,680	1,410
Provision for expected credit losses	321	640
Other	2,000	1,904
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(8,600)	(32,539)
Inventories	(4,958)	(42,901)
Prepaid expenses and other current assets	(37,766)	(20,507)
Accounts payable	3,373	32,119
Accrued interest expense	(20,268)	(20,627)
Other current liabilities	(16,344)	52,376
Other assets and liabilities	(4,821)	520
Net cash used in operating activities	(66,786)	(15,261)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,290)	(9,758)
Capital expenditures	(22,247)	(20,440)
Proceeds from sale of assets	752	641
Net cash used in investing activities	(34,785)	(29,557)

Cash flows from financing activities:
Preferred unit distributions	(15,580)	(15,673)
Distributions to Class B unitholders	—	(49,998)
Payments on long-term debt	(979)	(595)
Proceeds from short-term borrowings	30,000	—
Repayments of short-term borrowings	(15,000)	—
Cash paid for financing costs	—	(319)
Cash payments for principal portion of lease liability	(302)	(1,698)
Net cash used in financing activities	(1,861)	(68,283)

Net change in cash, cash equivalents and restricted cash	(103,432)	(113,101)
Cash, cash equivalents and restricted cash - beginning of period	158,737	281,952
Cash, cash equivalents and restricted cash - end of period	$55,305	$168,851

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31, 2022	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $11,132 and $11,208 of restricted cash at October 31, 2022 and July 31, 2022, respectively)	$55,033	$158,466
Accounts and notes receivable, net	158,674	150,395
Inventories	120,145	115,187
Price risk management asset	24,944	43,015
Prepaid expenses and other current assets	68,509	30,743
Total current assets	427,305	497,806

Property, plant and equipment, net	608,101	603,148
Goodwill, net	257,006	257,099
Intangible assets (net of accumulated amortization of $343,110 and $440,121 at October 31, 2022 and July 31, 2022, respectively)	105,924	97,638
Operating lease right-of-use assets	67,814	72,888
Other assets, net	71,151	79,244
Total assets	$1,537,301	$1,607,823

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$60,787	$57,586
Broker margin deposit liability	20,108	32,805
Short-term borrowing	15,000	—
Current portion of long-term debt	2,442	1,792
Current operating lease liabilities	25,334	25,824
Other current liabilities	187,417	185,528
Total current liabilities	311,088	303,535

Long-term debt	1,451,659	1,450,016
Operating lease liabilities	43,009	47,231
Other liabilities	37,279	43,518
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at October 31, 2022 and July 31, 2022)	651,349	651,349

Deficit:
Limited partners	(938,225)	(918,146)
General partner	(8,192)	(7,987)
Accumulated other comprehensive (loss) income	(10,666)	38,307
Total deficit	(957,083)	(887,826)
Total liabilities, mezzanine and deficit	$1,537,301	$1,607,823

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2022	2021

Revenues:
Propane and other gas liquids sales	$385,844	$372,704
Other	27,445	21,802
Total revenues	413,289	394,506

Costs and expenses:
Cost of sales - propane and other gas liquids sales	213,081	220,538
Cost of sales - other	4,776	3,610
Operating expense - personnel, vehicle, plant and other	129,740	117,112
Operating expense - equipment lease expense	6,024	5,690
Depreciation and amortization expense	22,631	20,295
General and administrative expense	14,831	12,575
Non-cash employee stock ownership plan compensation charge	723	909
Loss on asset sales and disposals	1,680	1,410

Operating income	19,803	12,367

Interest expense	(25,009)	(25,395)
Other income, net	468	4,957

Loss before income taxes	(4,738)	(8,071)

Income tax expense	18	96

Net loss	$(4,756)	$(8,167)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended October 31,
	2022	2021

Net loss	$(4,756)	$(8,167)
Other comprehensive (loss) income:
Change in value of risk management derivatives	(36,185)	72,932
Reclassification of gains on derivatives to earnings, net	(12,788)	(22,610)
Other comprehensive (loss) income	(48,973)	50,322
Comprehensive (loss) income	$(53,729)	$42,155

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2022	$(918,146)	$(7,987)	$38,307	$(887,826)
Contributions in connection with non-cash ESOP compensation charges	716	7	—	723
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(4,544)	(212)	—	(4,756)
Other comprehensive loss	—	—	(48,973)	(48,973)
Balance at October 31, 2022	$(938,225)	$(8,192)	$(10,666)	$(957,083)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2021	$(887,043)	$(8,886)	$89,786	$(806,143)
Contributions in connection with non-cash ESOP compensation charges	900	9	—	909
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(17,005)	—	—	(17,005)
Net loss	(7,913)	(254)	—	(8,167)
Other comprehensive income	—	—	50,322	50,322
Balance at October 31, 2021	$(961,061)	$(9,131)	$140,108	$(830,084)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,756)	$(8,167)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	22,631	20,295
Non-cash employee stock ownership plan compensation charge	723	909
Loss on asset sales and disposals	1,680	1,410
Provision for expected credit losses	321	643
Other	2,000	1,901
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(8,600)	(32,539)
Inventories	(4,958)	(42,901)
Prepaid expenses and other current assets	(37,765)	(20,506)
Accounts payable	3,373	32,119
Accrued interest expense	(20,268)	(20,627)
Other current liabilities	(16,346)	52,376
Other assets and liabilities	(4,822)	(148)
Net cash used in operating activities	(66,787)	(15,235)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,290)	(9,758)
Capital expenditures	(22,247)	(20,440)
Proceeds from sale of assets	752	641
Net cash used in investing activities	(34,785)	(29,557)

Cash flows from financing activities:
Distributions to Ferrellgas Partners	—	(50,000)
Preferred unit distributions	(15,580)	(15,673)
Payments on long-term debt	(979)	(595)
Proceeds from short-term borrowings	30,000	—
Repayments of short-term borrowings	(15,000)	—
Cash payments for principal portion of finance lease liability	(302)	(1,698)
Cash paid for financing costs	—	(319)
Net cash used in financing activities	(1,861)	(68,285)

Net change in cash, cash equivalents and restricted cash	(103,433)	(113,077)
Cash, cash equivalents and restricted cash - beginning of period	158,466	281,688
Cash, cash equivalents and restricted cash - end of period	$55,033	$168,611

See notes to condensed consolidated financial statements.

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note F – Preferred units), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of October 31, 2022, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

The operating partnership

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings. The operating partnership is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners and the holders of the Preferred Units are the only limited partners of the operating partnership.

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

Basis of presentation

Due to seasonality, the results of operations for the three months ended October 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2023.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas’ Annual Report on Form 10-K for fiscal 2022.

B.    Summary of significant accounting policies

(1) Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for expected credit losses, recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use asset and lease liability, and fair values of derivative contracts.

(2) Goodwill, net

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

(3) New accounting standards

Recently adopted accounting pronouncements

No new accounting standards were adopted during the three months ended October 31, 2022.

Recently issued accounting pronouncements not yet adopted

There were no recently issued accounting standards that could have a material impact to our financial position, results of operations, cash flows, or notes to condensed consolidated financial statements upon their adoption.

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	October 31, 2022	July 31, 2022
Propane gas and related products	$101,991	$96,679
Appliances, parts and supplies, and other	18,154	18,508
Inventories	$120,145	$115,187

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2022, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 6.3 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	October 31, 2022	July 31, 2022
Broker margin deposit assets	$35,230	$12,338
Other	33,300	18,426
Prepaid expenses and other current assets	$68,530	$30,764

The operating partnership

Prepaid expenses and other current assets consist of the following:

	October 31, 2022	July 31, 2022
Broker margin deposit assets	$35,230	$12,338
Other	33,279	18,405
Prepaid expenses and other current assets	$68,509	$30,743

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	October 31, 2022	July 31, 2022
Accrued interest	$9,435	$29,703
Customer deposits and advances	42,212	33,189
Accrued payroll	16,246	29,717
Accrued insurance	15,202	16,114
Accrued senior preferred units distributions	17,966	17,466
Other	86,635	59,616
Other current liabilities	$187,696	$185,805

The operating partnership

Other current liabilities consist of the following:

	October 31, 2022	July 31, 2022
Accrued interest	$9,435	$29,703
Customer deposits and advances	42,212	33,189
Accrued payroll	16,246	29,717
Accrued insurance	15,202	16,114
Accrued senior preferred units distributions	17,966	17,466
Other	86,356	59,339
Other current liabilities	$187,417	$185,528

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2022	2021
Operating expense - personnel, vehicle, plant and other	$64,172	$54,447
Depreciation and amortization expense	3,837	2,535
Operating expense - equipment lease expense	3,754	4,535
	$71,763	$61,517

Cash, cash equivalents and restricted cash

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of October 31, 2022 and July 31, 2022 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	October 31, 2022	July 31, 2022
Cash and cash equivalents	$44,173	$147,529
Restricted cash	11,132	11,208
Cash, cash equivalents and restricted cash	$55,305	$158,737

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	October 31, 2022	July 31, 2022
Cash and cash equivalents	$43,901	$147,258
Restricted cash	11,132	11,208
Cash, cash equivalents and restricted cash	$55,033	$158,466

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2022	2021
Cash paid for:
Interest	$43,343	$44,152
Income taxes	$49	$—
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$2,007	$644
Change in accruals for property, plant and equipment additions	$(172)	$65
Lease liabilities arising from operating right-of-use assets	$1,140	$7,558
Lease liabilities arising from finance right-of-use assets	$—	$812
Accrued senior preferred units distributions	$16,251	$17,005

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	October 31, 2022	July 31, 2022
Accounts receivable	$162,859	$154,570
Note receivable	2,517	2,517
Less: Allowance for expected credit losses	(6,702)	(6,692)
Accounts and notes receivable, net	$158,674	$150,395

E.    Debt

Short-term borrowing

Ferrellgas classifies borrowings on its Senior secured revolving credit facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of October 31, 2022, $15.0 million was classified as a short-term borrowing. For further discussion, see the "Senior secured revolving credit facility" section below.

Long-term debt

Long-term debt consists of the following:

	October 31, 2022	July 31, 2022
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.3% and 8.9% weighted average interest rate at October 31, 2022 and July 31, 2022, respectively, due 2023 to 2027, net of unamortized discount of $840 and $465 at October 31, 2022 and July 31, 2022, respectively	5,636	4,539
Total debt, excluding unamortized debt issuance and other costs	1,480,636	1,479,539
Unamortized debt issuance and other costs	(26,535)	(27,731)
Less: current portion of long-term debt	2,442	1,792
Long-term debt	$1,451,659	$1,450,016

Senior secured revolving credit facility

On March 30, 2021, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a credit agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $200.0 million for the issuance of letters of credit. During the three months ended October 31, 2022, the operating partnership borrowed $30.0 million under the Credit Facility at a weighted-average interest rate of 6.625% and repaid $15.0 million of these borrowings during the quarter. As of October 31, 2022, the operating partnership had remaining borrowings of $15.0 million, classified as current in short-term borrowings, with a maturity date in January 2023.

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

The Credit Agreement contains customary representations, warranties, covenants and events of default and requires the operating partnership to maintain the following financial covenants:

Financial Covenant	Ratio
Minimum interest coverage ratio (1)	2.50x
Maximum secured leverage ratio (2)	2.50x
Maximum total net leverage ratio (3) (4)	5.00x
(1)	Defined generally as the ratio of adjusted EBITDA to cash interest expense.
(2)	Defined generally as the ratio of total first priority secured indebtedness to adjusted EBITDA.
(3)	Defined generally as the ratio of total indebtedness (net of unrestricted cash, subject to certain limits) to adjusted EBITDA.
(4)	Was 5.25x immediately prior to the quarter ended October 31, 2022 and will be 4.75x beginning with the quarter ended April 30, 2023.

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023). As of October 31, 2022, the operating partnership is in compliance with all of its debt covenants.

Senior unsecured notes

On March 30, 2021, $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”) were issued. The 2026 Notes and 2029 Notes are the senior unsecured obligations of the operating partnership and Ferrellgas Finance Corp. and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC.

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

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of October 31, 2022, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2023	$838
2024	1,797
2025	1,667
2026	651,285
2027	550
Thereafter	825,339
Total	$1,481,476

Letters of credit outstanding at October 31, 2022 and July 31, 2022 totaled $81.2 million and $87.6 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of October 31, 2022, Ferrellgas had available borrowing capacity under its Credit Facility of $253.8 million.

F.    Preferred units

On March 30, 2021, pursuant to an Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million.

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

The preferences, rights, privileges and other terms of the Preferred Units are set forth in the First Amendment to the Amended OpCo LPA (the “OpCo LPA Amendment”) entered into by the general partner on March 30, 2021 (along with the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”)) and are described below.

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

Investor Redemption Right

In the event that (i) any Class B Units are outstanding, or (ii) (x) no Class B Units are outstanding and (y) no more than 233,300 Preferred Units are outstanding, at any time on and after March 30, 2031, the Required Holders may elect, by delivery of written notice, to have the operating partnership fully redeem each remaining outstanding Preferred Unit for an amount in cash equal to the Redemption Price. “Required Holders” refers to both (i) holders owning at least 33.3% of the total Preferred Units outstanding at any time and (ii) certain initial affiliated purchasers, for so long as such initial affiliated purchasers collectively own at least 25% of the Preferred Units outstanding at such time.

In the event that (i) no Class B Units are outstanding and (ii) more than 233,300 Preferred Units are outstanding, the Required Holders will have the right to trigger a sale of the operating partnership after March 30, 2031. If the operating partnership fails to consummate a sale that would pay the Redemption Price in full within 180 days of written notice requiring such sale, the Required Holders will have the right to appoint a majority of the members of the Board of Directors of the general partner and initiate a sale of the operating partnership.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at October 31, 2022 and July 31, 2022, are immaterial to the financial statements.

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

As of October 31, 2022, the Quarterly Distribution accrued was $18.0 million. On November 15, 2022, $15.3 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.7 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. As of October 31, 2021, the Quarterly Distribution accrued was $16.8 million. On November 15, 2021, $15.1 million of the Quarterly Distribution was paid in cash to holders of the Preferred Units. The remaining Quarterly Distribution accrued of $1.7 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Protective Provisions

The OpCo LPA Amendment and the Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Amended Ferrellgas Partners LPA”) include, among other things, certain covenants for the benefit of holders of Preferred Units applicable to the operating partnership and, in certain instances, Ferrellgas Partners, for so long as at least $35,000,000 of Preferred Units and PIK Units remain outstanding. These covenants include, among other things, limitations on (i) effecting a Change of Control, (ii) amending organizational documents, (iii) issuing certain equity securities, (iv) issuing Preferred Units, (v) filing for bankruptcy, (vi) non-ordinary course investments, and (vii) incurring certain levels of indebtedness.

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

G.    Equity (Deficit)

Ferrellgas Partners

Class B Units

On March 30, 2021, Ferrellgas Partners issued 1.3 million Class B Units to the holders of the $357.0 million aggregate principal amount of its 8.625% senior unsecured notes due June 2020 (the “Ferrellgas Partners Notes”) in exchange for such holders’ contribution of the Ferrellgas Partners Notes to Ferrellgas Partners as a capital contribution and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. The terms of the Class B Units are set forth in the Amended Ferrellgas Partners LPA entered into by the general partner on March 30, 2021.

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

Once holders of Class B Units receive distributions in the aggregate amount of $357.0 million (which was the outstanding principal amount of the Ferrellgas Partners Notes), the Class B Units will be (i) convertible into Class A Units at the option of Ferrellgas Partners, if that distribution threshold is reached prior to March 30, 2026, the fifth anniversary post-emergence, or (ii) converted automatically into Class A Units, if the distribution threshold is reached on or after March 30, 2026, in each case at the applicable conversion rate set forth in the following table:

Period	Conversion Factor
Through March 30, 2023	2.00x
March 31, 2023 through March 30, 2024	3.50x
March 31, 2024 through March 30, 2025	4.00x
March 31, 2025 through March 30, 2026	5.00x
March 31, 2026 through March 30, 2027	6.00x
March 31, 2027 through March 30, 2028	7.00x
March 31, 2028 through March 30, 2029	10.00x
March 31, 2029 through March 30, 2030	12.00x
March 31, 2030 through March 30, 2031	25.00x

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through October 31, 2022.

During the period through March 30, 2026, after Ferrellgas Partners has distributed $356 million in distributions to holders of the Class B Units, Ferrellgas Partners will have the option to hold cash for six months at either Ferrellgas Partners or Ferrellgas Partners Finance Corp. for the sole purpose of redeeming the Class B Units. However, if the funds held are not used to redeem the Class B Units, the funds must either be distributed to holders of the Class B Units and, if applicable, holders of the Class A Units and the general partner or returned to the operating partnership.

Ferrellgas Partners will only be able to redeem the Class B Units to the extent it receives sufficient distributions from the operating partnership, and the operating partnership is limited in its ability to make distributions by the indentures that govern the 2026 Notes and the 2029 Notes, the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units.

The holders of the Class B Units will have the right to acquire the general partner interests in Ferrellgas Partners and the operating partnership, without the approval of the general partner, Ferrellgas Partners, the holders of the Class A Units or the operating partnership, if the Class B Units are still outstanding and have not been converted to Class A Units by the earlier of (i) a material breach of the covenants in favor of the Class B Units under the Amended Ferrellgas Partners LPA or the Amended OpCo LPA that is not cured within the time period specified therein and (ii) March 30, 2031.

Board Rights

The holders of Class B Units will be permitted to designate one independent director to the Board of the general partner in accordance with a voting agreement among the general partner, Ferrell Companies, Inc. ("FCI"), the sole stockholder of the general partner, and the holders of the Class B Units and the general partner's bylaws.

Class A Units

As of October 31, 2022 and July 31, 2022, Class A Units were beneficially owned by the following:

	October 31, 2022	July 31, 2022
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

The Class A Units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners, which give the holders thereof the right to participate in distributions made by Ferrellgas Partners, subject to the rights of holders of Class B Units, and to exercise the other rights or privileges available to such holders under the Amended Ferrellgas Partners LPA. Under the terms of the Amended Ferrellgas Partners LPA, holders of Class A Units have limited voting rights on matters affecting the business of Ferrellgas Partners. Generally, persons or groups owning 20% or more of Ferrellgas Partners’ outstanding Class A Units cannot vote any of their Class A Units in excess of the 20% threshold. However, this limitation does not apply under certain circumstances and does not apply to Class A Units owned by Ferrell Companies, our general partner and its affiliates, and this limitation expires on the later of (a) March 30, 2026 and (b) the conversion of the Class B Units to Class A Units.

The Amended Ferrellgas Partners LPA allows the general partner to issue an unlimited number of additional general and limited partner interests of Ferrellgas Partners for such consideration and on such terms and conditions as shall be established by the general partner without the approval of any Class A Unitholders.

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the three months ended October 31, 2022 and 2021. On October 8, 2021, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Class B Unitholders. See Note M – Net earnings (loss) per unitholders’ interest for additional information.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note J – Derivative instruments and hedging activities for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three months ended October 31, 2022 and 2021.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the three months ended October 31, 2022 and 2021, the general partner made non-cash contributions of $14.0 thousand and $17.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

The operating partnership has recognized the following distributions:

	For the three months ended October 31,
	2022	2021
Ferrellgas Partners	$—	$50,000
General partner	—	—

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

During the three months ended October 31, 2022 and 2021, the general partner made non-cash contributions of $7.0 thousand and $9.0 thousand, respectively, to the operating partnership to maintain its 1.0101% general partner interest.

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

	For the three months ended October 31,
	2022	2021
Retail - Sales to End Users	$265,974	$252,510
Wholesale - Sales to Resellers	116,014	113,971
Other Gas Sales	3,856	6,223
Other	27,445	21,802
Propane and related equipment revenues	$413,289	$394,506

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	October 31, 2022	July 31, 2022
Contract assets	$6,833	$11,935
Contract liabilities
Deferred revenue (1)	$57,423	$47,929
(1)	Of the beginning balance of deferred revenue, $14.5 million was recognized as revenue during the three months ended October 31, 2022.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2022 and July 31, 2022:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
October 31, 2022:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$27,614	$—	$27,614
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(38,280)	$—	$(38,280)

July 31, 2022:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$51,267	$—	$51,267
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(12,960)	$—	$(12,960)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the three months ended October 31, 2022 and the fiscal year ended July 31, 2022.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2022 and July 31, 2022, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,278.6 million and $1,327.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2022 and 2021, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of October 31, 2022 and July 31, 2022:

	Final	October 31, 2022
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$24,944	Other current liabilities	$36,269
Commodity derivatives-propane		Other assets, net	2,670	Other liabilities	2,011
		Total	$27,614	Total	$38,280

	Final	July 31, 2022
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$43,015	Other current liabilities	$11,840
Commodity derivatives-propane		Other assets, net	8,252	Other liabilities	1,120
		Total	$51,267	Total	$12,960

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2022 and July 31, 2022:

	October 31, 2022
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$35,230	Broker margin deposit liability	$20,108
	Other assets, net	3,530	Other liabilities	1,449
		$38,760		$21,557

	July 31, 2022
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$12,338	Broker margin deposit liability	$32,805
	Other assets, net	4,797	Other liabilities	7,110
		$17,135		$39,915

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three months ended October 31, 2022 and 2021 due to derivatives designated as cash flow hedging instruments:

For the three months ended October 31, 2022
Amount of Gain
	Amount of Loss	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(36,185)	Cost of sales - propane and other gas liquids sales	$12,788	$—

For the three months ended October 31, 2021
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$72,932	Cost of sales - propane and other gas liquids sales	$22,610	$—

Accumulated other comprehensive income (loss)

Ferrellgas Partners

The changes in derivatives included in AOCI for the three months ended October 31, 2022 and 2021 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2022	2021
Beginning balance attributable to Ferrellgas Partners, L.P.	$37,907	$88,866
Change in value of risk management commodity derivatives	(36,185)	72,932
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(12,788)	(22,610)
Less: amount attributable to noncontrolling interests	495	(509)
Ending balance attributable to Ferrellgas Partners, L.P.	$(10,571)	$138,679

The operating partnership

The changes in derivatives included in AOCI for the three months ended October 31, 2022 and 2021 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2022	2021
Beginning balance	$38,307	$89,786
Change in value of risk management commodity derivatives	(36,185)	72,932
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(12,788)	(22,610)
Ending balance	$(10,666)	$140,108

Ferrellgas expects to reclassify net losses of approximately $11.3 million to earnings during the next 12 months. These net losses are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the three months ended October 31, 2022 and 2021, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2022, Ferrellgas had financial derivative contracts covering 3.6 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2022, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2022.

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

	For the three months ended October 31,
	2022	2021
Operating expense	$68,982	$64,949

General and administrative expense	$7,870	$6,229

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

The Court decided summary judgment motions in March 2022 and the first segment of the bench trial was completed in September 2022. The second and third segments are set to take place in December 2022 and February 2023, respectively. Management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

Long-term debt related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note E – Debt for a description of these debt obligations and a schedule of future maturities.

M.    Net loss per unitholders’ interest

Below is a calculation of the basic and diluted net loss per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended October 31,
	2022	2021
Net loss attributable to Ferrellgas Partners, L.P.	$(4,545)	$(8,606)
Less: Distributions to preferred unitholders	16,251	17,005
Less: General partner's interest in net loss	(45)	(86)
Undistributed net loss attributable to Class A unitholders	(20,751)	(25,525)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6
Basic and diluted net loss per Class A Unit	$(4.27)	$(5.25)

Class B Units considerations

The Class B Units meet the definition of a participating security and the two-class method is required. For any periods in which earnings are recognized, the earnings will first be allocated 100% to the Class B Units until the allocation equals the cumulative amount of all distributions paid to the Class B Units. Any remaining undistributed net earnings will be allocated between the Class B Units and the Class A Units on a six-to-one basis as if all undistributed earnings had been distributed to each class of units in accordance with their distribution rights. For any periods in which losses are recognized, no effect is given to the Class B Units as they do not contractually participate in the losses of Ferrellgas. In addition, Ferrellgas has the option to redeem all, but not less than all, of the Class B Units outstanding at any time on or prior to March 30, 2026 for cash. This call option does not impact the dilutive effect of net loss per Class A Unit due to the cash-only redemption provision, which is assumed, and therefore there would be no dilutive effect.

N.    Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2022	July 31, 2022
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$—	$1,706
Total current liabilities	$—	$1,706

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	41,530	39,486
Accumulated deficit	(42,530)	(42,192)
Total stockholder’s equity (deficit)	—	(1,706)
Total liabilities and equity (deficit)	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2022	2021
General and administrative expense	$338	$—

Net loss	$(338)	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(338)	$—
Changes in operating assets and liabilities:
Other current liabilities	(1,706)	—
Prepaid expenses and other current assets	—	—
Cash used in operating activities	(2,044)	—

Cash flows from financing activities:
Capital contribution	2,044	—
Cash provided by financing activities	2,044	—

Net change in cash	—	—
Cash - beginning of period	—	1,000
Cash - end of period	$—	$1,000

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

(unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    Formation

Ferrellgas Partners Finance Corp. (“Partners Finance Corp.”), a Delaware corporation, was formed on March 28, 1996 and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (“Ferrellgas Partners”).

Ferrellgas Partners contributed $1,000 to Partners Finance Corp. on April 8, 1996 in exchange for 1,000 shares of common stock.

Partners Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of October 31, 2022, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Partners Finance Corp.’s condensed financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2022	July 31, 2022
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	103,928	103,928
Accumulated deficit	(104,928)	(104,928)
Total stockholder's equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2022	2021
General and administrative expense	$—	$—

Net loss	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$—	$—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	—
Cash used in operating activities	—	—

Cash flows from financing activities:
Capital contribution	—	—
Cash provided by financing activities	—	—

Net change in cash	—	—
Cash - beginning of period	—	1,100
Cash - end of period	$—	$1,100

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

(unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    Formation

Ferrellgas Finance Corp. (“Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P. (the “operating partnership”).

The operating partnership contributed $1,000 to Finance Corp. on January 24, 2003 in exchange for 1,000 shares of common stock.

Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.    Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of October 31, 2022 and July 31, 2022, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021.

C. Subsequent events

Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Finance Corp.’s condensed financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

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

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2022 and in any more recent filings with the SEC. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

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

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our audited historical consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for fiscal 2022 and in our unaudited historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2023 and 2024 sales commitments and, as of October 31, 2022, we have experienced net mark-to-market losses of approximately $10.7 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive loss,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2022, we estimate 81% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended October 31, 2022 and 2021

During the three months ended October 31, 2022, we recognized a net loss attributable to Ferrellgas Partners, L.P. of $4.5 million compared to a net loss attributable to Ferrellgas Partners, L.P. of $8.6 million during the three months ended October 31, 2021. This $4.1 million change was primarily driven by a $25.1 million increase in “Gross margin,” which was partially offset by increases of $12.6 million in “Operating expense-personnel, vehicle, plant and other,” $2.3 million in “General and administrative expense,” $2.3 million in “Depreciation and amortization expense,” and a $3.8 million decrease in “Other income, net.”

Distributable cash flow attributable to equity investors increased to $22.0 million for the three months ended October 31, 2022 compared to $15.3 million for the prior year period, primarily due to a $12.4 million increase in Adjusted EBITDA, which was partially offset by a $3.5 million increase in net cash interest expense and a $2.3 million increase in maintenance capital expenditures.

For the three months ended October 31, 2022, distributable cash flow excess was $3.6 million compared to a distributable cash shortage of $2.4 million for the three months ended October 31, 2021. This $6.0 million change was primarily due to the $6.7 million change in distributable cash flow attributable to equity investors noted above, partially offset by a $0.6 million increase in distributions accrued or paid to preferred unitholders.

Consolidated Results of Operations

	Three months ended October 31,
(amounts in thousands)	2022	2021
Total revenues	$413,289	$394,506

Total cost of sales	217,857	224,148

Operating expense - personnel, vehicle, plant and other	129,740	117,112
Depreciation and amortization expense	22,631	20,295
General and administrative expense	14,833	12,575
Operating expense - equipment lease expense	6,024	5,690
Non-cash employee stock ownership plan compensation charge	723	909
Loss on asset sales and disposals	1,680	1,410
Operating income	19,801	12,367
Interest expense	(25,009)	(25,395)
Other income, net	469	4,264
Loss before income taxes	(4,739)	(8,764)
Income tax expense	18	96
Net loss	(4,757)	(8,860)
Net loss attributable to noncontrolling interest	(212)	(254)
Net loss attributable to Ferrellgas Partners, L.P.	$(4,545)	$(8,606)

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess (shortage).

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

Distributable Cash Flow Excess (Shortage). Distributable cash flow excess (shortage) is calculated as Distributable cash flow attributable to Class A and B Unitholders minus Distributions paid to Class A and B Unitholders. Distributable cash flow excess, if any, is retained to establish reserves, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand or borrowings under our Credit Facility. Management considers Distributable cash flow excess (shortage) a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow excess (shortage), as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow excess (shortage) that will not occur on a continuing basis may have associated cash payments. Distributable cash flow excess (shortage) should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess (shortage) to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three months ended October 31, 2022 and 2021:

	Three months ended October 31,
(amounts in thousands)	2022	2021
Net loss attributable to Ferrellgas Partners, L.P.	$(4,545)	$(8,606)
Income tax expense	18	96
Interest expense	25,009	25,395
Depreciation and amortization expense	22,631	20,295
EBITDA	43,113	37,180
Non-cash employee stock ownership plan compensation charge	723	909
Loss on asset sales and disposals	1,680	1,410
Other income, net	(469)	(4,264)
Severance costs	10	216
Legal fees and settlements related to non-core businesses	4,872	2,131
Net loss attributable to noncontrolling interest	(212)	(254)
Adjusted EBITDA	49,717	37,328
Net cash interest expense (a)	(22,606)	(19,119)
Maintenance capital expenditures (b)	(5,832)	(3,579)
Cash paid for income taxes	(49)	—
Proceeds from certain asset sales	752	641
Distributable cash flow attributable to equity investors	21,982	15,271
Less: Distributions accrued or paid to preferred unitholders	17,966	17,345
Distributable cash flow attributable to general partner and non-controlling interest	(440)	(305)
Distributable cash flow attributable to Class A and B unitholders	3,576	(2,379)
Less: Distributions paid to Class A and B unitholders (c)	—	—
Distributable cash flow excess (shortage)	$3,576	$(2,379)
(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(c)	The Company did not pay any distributions to Class A unitholders during fiscal 2023 or 2022.

Operating Results for the three months ended October 31, 2022 and 2021

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2022	2021	Increase (Decrease)
As of October 31,
Retail customers	662,027	686,752	(24,725)	(4)%
Tank exchange selling locations	61,135	60,945	190	0%

(amounts in thousands)
Three months ended October 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	118,396	115,825	2,571	2%
Wholesale - Sales to Resellers	43,869	44,055	(186)	—%
	162,265	159,880	2,385	1%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$265,974	$252,510	$13,464	5%
Wholesale - Sales to Resellers	116,014	113,971	2,043	2%
Other Gas Sales (a)	3,856	6,223	(2,367)	(38)%
Other (b)	27,445	21,802	5,643	26%
Propane and related equipment revenues	$413,289	$394,506	$18,783	5%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$124,391	$100,282	$24,109	24%
Wholesale - Sales to Resellers (a)	48,372	51,884	(3,512)	(7)%
Other (b)	22,669	18,192	4,477	25%
Propane and related equipment gross profit	$195,432	$170,358	$25,074	15%

Operating, general and administrative expense (d)	$144,573	$129,687	$14,886	11%
Operating expense - equipment lease expense	6,024	5,690	334	6%

Operating income	$19,801	$12,367	$7,434	60%

Depreciation and amortization expense	22,631	20,295	2,336	12%
Non-cash employee stock ownership plan compensation charge	723	909	(186)	(20)%
Loss on asset sales and disposals	1,680	1,410	270	NM
Legal fees and settlements related to non-core businesses	4,872	2,131	2,741	129%
Severance costs	10	216	(206)	(95)%
Adjusted EBITDA	$49,717	$37,328	$12,389	33%

NM – Not meaningful

(a)	Gross margin for “Other Gas Sales” is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the three months ended October 31, 2022 increased 1%, or 2.4 million gallons, from the prior year period. Our growth strategy drove the increase, aided by weather that was favorable compared to the prior year period.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended October 31, 2022 averaged 23% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 24% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.98 and $1.28 per gallon during the three months ended October 31, 2022 and 2021, respectively, while the wholesale market price at Conway, Kansas averaged $0.98 and $1.29 per gallon during the three months ended October 31, 2022 and 2021, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon.

Revenues

Retail sales increased $13.5 million compared to the prior year period primarily due to our strategic pricing initiatives and the right-timed delivery of gallons, in addition to a 2% increase in gallons sold. New monitoring technology allows us to provide more gallons at each stop, thereby optimizing the use of our labor force and vehicle fleet and our fuel efficiency.

Wholesale sales increased $2.0 million compared to the prior year period. Wholesale gallons sold were flat at 43.9 million compared to 44.1 million in the prior year period.

Other gas sales decreased $2.4 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $5.6 million compared to the prior year period primarily due to revenue from services to customers provided in support of final mile delivery operations.

Gross margin - Propane and other gas liquids sales

Gross margin increased $20.6 million primarily due to a $13.1 million increase in revenue, as discussed above, and a $7.5 million decrease in related cost of sales as a result of decreases in price per gallon. Margin per gallon for the quarter increased by $0.11, or 12%, compared to the prior year period.

Gross margin - other

Gross margin increased $4.5 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income increased $7.4 million primarily due to a $20.6 million increase in "Gross margin - Propane and other gas liquid sales" and a $4.5 million increase in “Gross margin – other,” both as discussed above, which is partially offset by a $14.9 million increase in “Operating, general and administrative expense” and a $2.3 million increase in “Depreciation and amortization expense.”

“Operating, general and administrative expense” primarily increased due to a $12.6 million increase in “Operating expense – personnel, vehicle, plant and other” and a $2.3 million increase in “General and administrative expense.” “Operating expense – personnel, vehicle, plant and other” increased primarily due to higher fleet costs and fuel costs. “General and administrative expense” was flat after excluding legal fees related to non-core businesses.

Adjusted EBITDA

Adjusted EBITDA increased $12.4 million compared to the prior year period primarily due to the $7.4 million increase in operating income, discussed above, and EBITDA adjustments related to an increase of $2.7 million of “Legal fees and settlements related to non-core businesses” and an increase of $2.3 million in “Depreciation and amortization expense.”

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. As of October 31, 2022, our total liquidity was $298.0 million, which was comprised of $44.2 million in unrestricted cash and $253.8 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of October 31, 2022, letters of credit outstanding totaled $81.2 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of October 31, 2022, we had $11.1 million of restricted cash consisting of a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Our material known cash requirements continue to be our long-term debt, including current portion, and fixed rate interest obligations. These obligations reflect the operating partnership’s issuance of the $650.0 million aggregate principal amount of 2026 Notes and the $825.0 million aggregate principal amount of 2029 Notes.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended October 31, 2022 to the twelve months ended July 31, 2022 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (a)
Three months ended October 31, 2022	$21,982	$4,016	$17,966	1.2x
Fiscal 2022	226,776	161,489	65,287
Less: Three months ended October 31, 2021	15,271	(2,074)	17,345
Twelve months ended October 31, 2022	$233,487	$167,579	$65,908	3.5x

Twelve months ended July 31, 2022	226,776	161,489	65,287	3.5x
Change	$6,711	$6,090	$621	10.8x
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended October 31, 2022, distributable cash flow attributable to equity investors increased $6.7 million compared to the twelve months ended July 31, 2022. As of October 31, 2022, the accrued quarterly distribution to Preferred Unitholders was $18.0 million. We paid $15.3 million of this distribution on November 15, 2022. The remaining $2.7 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment.

We did not pay any cash distributions to our Class A Unitholders during fiscal 2023 or fiscal 2022. Ferrellgas Partners made aggregate cash distributions of approximately $100.0 million to its Class B Unitholders during fiscal 2022. Cash reserves, which we utilize to meet future anticipated expenditures, were $167.6 million and $161.5 million for the twelve months ended October 31, 2022 and July 31, 2022, respectively.

Operating Activities

Ferrellgas Partners

Net cash used in operating activities was $66.8 million and $15.3 million for the three months ended October 31, 2022 and 2021, respectively. The $51.5 million increase in cash used in operating activities was primarily due to a $68.7 million increase in requirements for other current liabilities, a $17.2 increase in requirements for prepaid expenses, and a $5.3 million outflow associated with other assets and liabilities. These changes were partially offset by a $33.4 million decrease in working capital requirements and a $6.3 million increase in cash flow from operations.

The $68.7 million increase related to other current liabilities was primarily driven by changes in the broker margin deposit liability while the $17.2 million increase related to prepaid expenses was primarily due to changes in the broker margin deposit asset. The $33.4 million decrease in working capital requirements was primarily due to a $38.0 million decrease in inventory requirements and a $24.1 million decrease in requirements for accounts and notes receivable, net. These decreases were partially offset by an increase of $28.7 million in requirements for accounts payable.

The $6.3 million increase in cash flow from operations was primarily due to a $25.1 million increase in gross profit, which was partially offset by an increase of $12.7 million in operating expenses, a $2.3 million increase in “General and administrative expense,” and a $3.8 million decrease in “Other income, net.”

The operating partnership

Net cash used in operating activities was $66.8 million and $15.2 million for the three months ended October 31, 2022 and 2021, respectively. The $51.6 million increase in cash used in operating activities was primarily due to a $68.7 million increase in requirements for other current liabilities, a $17.2 million increase in requirements for prepaid expenses, and a $4.7 million outflow associated with other assets and liabilities. These changes were partially offset by a $33.4 million decrease in working capital requirements and a $5.6 million increase in cash flow from operations.

The $68.7 million increase related to other current liabilities was primarily driven by changes in the broker margin deposit liability while the $17.2 million increase related to prepaid expenses was primarily due to changes in the broker margin deposit asset. The $33.4 million decrease in working capital requirements was primarily due to a $38.0 million decrease in inventory requirements and a $24.1 million decrease in requirements for accounts and notes receivable, net. These decreases were partially offset by an increase of $28.7 million in requirements for accounts payable.

The $5.6 million increase in cash flow from operations was primarily due to a $25.1 million increase in gross profit, which was partially offset by an increase of $12.8 million in operating expenses, a $2.3 million increase in “General and administrative expense,” and a $4.4 million decrease in “Other income, net.”

Investing Activities

Ferrellgas Partners

Capital Requirements

Our business requires continual investments to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital expenditures for our business consist primarily of:

●	Maintenance capital expenditures - These capital expenditures include expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased, rather than to generate incremental distributable cash flow. Examples of maintenance capital expenditures include a routine replacement of a worn-out asset or replacement of major vehicle components; and
●	Growth capital expenditures - These expenditures are undertaken primarily to generate incremental distributable cash flow. Examples include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

Net cash used in investing activities was $34.8 million and $29.6 million for the three months ended October 31, 2022 and 2021, respectively. The $5.2 million increase in net cash used in investing activities was primarily due to increases of $3.5 million in “Business acquisitions, net of cash acquired” and $1.7 million in “Capital expenditures.”

Due to the mature nature of our operations, we do not anticipate significant fluctuations in maintenance capital expenditures, with the exception of future decisions regarding lease versus buy financing options. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

The operating partnership

The investing activities discussed above also apply to the operating partnership.

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $1.9 million and $68.3 million for the three months ended October 31, 2022 and 2021, respectively. The $66.4 million decrease in cash used in financing activities was primarily due to $50.0 million in distributions to Class B unitholders and $15.0 million in short-term borrowings under our Credit Facility (as discussed further in Note E – Debt).

Letters of credit outstanding at October 31, 2022 and July 31, 2022 totaled $81.2 million and $87.6 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of October 31, 2022, we had available borrowing capacity under our Credit Facility of $253.8 million.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions paid, as discussed below.

Distributions

Partnership distributions

The Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Amended Ferrellgas Partners LPA”) requires Ferrellgas Partners to make quarterly cash distributions of all of its “available cash.” Available cash is defined in the Amended Ferrellgas Partners LPA as, generally, the sum of Ferrellgas’ Partners cash receipts less consolidated cash disbursements and net changes in reserves established by our general partner for future requirements. In general, the amount of Ferrellgas Partners’ available cash depends primarily on whether and the extent to which Ferrellgas Partners receives cash distributions from the operating partnership, as such distributions generally would be Ferrellgas Partners’ only significant cash receipts.

The Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”), as amended by the First Amendment to the Amended OpCo LPA (the “OpCo LPA Amendment”), sets forth the preferences, rights, privileges and other terms of the Preferred Units.

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution to Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million, which was the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after March 30, 2021 is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note G – Equity (Deficit) in the notes to condensed consolidated financial statements.

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to the Class B Unitholders. On October 8, 2021 and July 8, 2022, Ferrellgas Partners made cash distributions aggregating in total to approximately $100.0 million entirely to the Class B Unitholders, without making any distribution to Class A Unitholders and the general partner. In our Annual Report on Form 10-K for fiscal 2022, see “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution.”

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the three months ended October 31, 2022 and 2021, except for the distribution to Class B Unitholders of approximately $49.9 million on October 8, 2021.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners and the general partner will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and 2029 Notes, the credit agreement (the “Credit Agreement”) that provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million, and the OpCo LPA Amendment which sets forth the preferences, rights, privileges and other terms governing the Preferred Units each contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note E – Debt and Note F – Preferred units for a discussion of these limitations. In our Annual Report on Form 10-K for fiscal 2022, see “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to the covenants.”

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

As of October 31, 2022, the Quarterly Distribution accrued was $18.0 million. On November 15, 2022, $15.3 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.7 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. As of October 31, 2021, the Quarterly Distribution accrued was $16.8 million. On November 15, 2021, $15.1 million of the Quarterly Distribution was paid in cash to holders of the Preferred Units. The remaining Quarterly Distribution accrued of $1.7 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders during the three months ended October 31, 2022 and 2021. On October 8, 2021, Ferrellgas Partners paid a cash distribution to holders of the Class B Units in the amount of $38.46 per Class B Unit or approximately $49.9 million in the aggregate. As permitted by the Amended Ferrellgas Partners LPA as described above, Ferrellgas Partners made this distribution solely to Class B Unitholders without any contemporaneous distribution to Class A Unitholders and the general partner.

On September 14, 2021, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $49.9 million, which Ferrellgas Partners used to pay the October 8, 2021 distribution to its Class B Unitholders described above. The operating partnership also paid cash distributions for the three months ended October 31, 2022 and 2021 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for distributions by Ferrellgas Partners related to the Class B Units.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $76.9 million for the three months ended October 31, 2022, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the three months ended October 31, 2022 and 2021, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of October 31, 2022, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2022. For additional information regarding our debt obligations, see Note E – Debt to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2022. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

When employed, our risk management strategy involves taking positions in the financial markets that are not more than the forecasted purchases of fuel for our internal use in the supply and retail propane delivery fleet in order to minimize the risk of decreased earnings from an adverse price change. This risk management strategy locks in our purchase price and is successful when our gains or losses in the physical product markets are offset by our losses or gains in the financial markets. Our transport fuel financial derivatives are not designated as cash flow hedges.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2022 and July 31, 2022 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $12.6 million and $20.6 million as of October 31, 2022 and July 31, 2022, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

Credit risk

We maintain credit policies with regard to our counterparties that we believe significantly reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines.

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

Interest rate risk

At October 31, 2022, we had $15.0 million of variable rate indebtedness outstanding under our Credit Facility. We also had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $81.2 million and $87.6 million as of October 31, 2022 and July 31, 2022, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2022. During the three months ended October 31, 2022, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of October 31, 2022.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2022, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note L “Contingencies and commitments” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2022 and in our subsequent SEC filings.

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

Exhibit Number	Description
*#10.1	Ferrellgas, Inc. Long-term Cash Incentive Plan, effective August 1, 2022.
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith
#	Management contracts or compensatory plans.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 9, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

		By	/s/ Wendel Parks
Wendel Parks
Vice President of Accounting and Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 9, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Wendel Parks
Wendel Parks
Vice President of Accounting and Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 9, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President; Chairman of the Board of Directors

		By	/s/ Wendel Parks
Wendel Parks
Vice President of Accounting and Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 9, 2022	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Wendel Parks
Wendel Parks
Vice President of Accounting and Corporate Controller (Principal Financial and Accounting Officer)