Form 10-Q
period 2023-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2023-03-10
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

At February 28, 2023, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended January 31, 2023 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

Ferrellgas Partners is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in the retail distribution of propane and related equipment sales. Our Class A Units are traded on the OTC Pink Market under the symbol “FGPR.” The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $11,130 and $11,208 of restricted cash at January 31, 2023 and July 31, 2022, respectively)	$123,777	$158,737
Accounts and notes receivable, net	233,625	150,395
Inventories	113,382	115,187
Price risk management asset	18,276	43,015
Prepaid expenses and other current assets	47,980	30,764
Total current assets	537,040	498,098

Property, plant and equipment, net	608,340	603,148
Goodwill, net	257,006	257,099
Intangible assets (net of accumulated amortization of $345,261 and $440,121 at January 31, 2023 and July 31, 2022, respectively)	108,407	97,638
Operating lease right-of-use assets	63,438	72,888
Other assets, net	66,762	79,244
Total assets	$1,640,993	$1,608,115

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$87,354	$57,586
Broker margin deposit liability	11,450	32,805
Current portion of long-term debt	2,152	1,792
Current operating lease liabilities	24,559	25,824
Other current liabilities	210,397	185,805
Total current liabilities	335,912	303,812

Long-term debt	1,453,716	1,450,016
Operating lease liabilities	39,567	47,231
Other liabilities	33,605	43,518
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at January 31, 2023 and July 31, 2022)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at January 31, 2023 and July 31, 2022)	(1,167,936)	(1,229,823)
Class B (1,300,000 units outstanding at January 31, 2023 and July 31, 2022)	383,012	383,012
General partner unitholder (49,496 units outstanding at January 31, 2023 and July 31, 2022)	(70,695)	(71,320)
Accumulated other comprehensive (loss) income	(10,098)	37,907
Total Ferrellgas Partners, L.P. deficit	(865,717)	(880,224)
Noncontrolling interest	(7,439)	(7,587)
Total deficit	(873,156)	(887,811)
Total liabilities, mezzanine and deficit	$1,640,993	$1,608,115

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022
Revenues:
Propane and other gas liquids sales	$651,886	$657,504	$1,037,730	$1,030,208
Other	32,057	27,434	59,502	49,236
Total revenues	683,943	684,938	1,097,232	1,079,444

Costs and expenses:
Cost of sales - propane and other gas liquids sales	347,492	383,213	560,573	603,751
Cost of sales - other	4,243	3,557	9,019	7,167
Operating expense - personnel, vehicle, plant and other	157,355	128,013	287,095	245,125
Operating expense - equipment lease expense	5,586	6,022	11,610	11,712
Depreciation and amortization expense	23,069	21,944	45,700	42,239
General and administrative expense	23,115	15,784	37,948	28,359
Non-cash employee stock ownership plan compensation charge	722	751	1,445	1,660
Loss (gain) on asset sales and disposals	290	(9,275)	1,970	(7,865)

Operating income	122,071	134,929	141,872	147,296

Interest expense	(23,177)	(25,139)	(48,186)	(50,534)
Other income, net	544	43	1,013	4,307

Earnings before income taxes	99,438	109,833	94,699	101,069

Income tax expense	503	481	521	577

Net earnings	98,935	109,352	94,178	100,492

Net earnings attributable to noncontrolling interest	835	947	623	693

Net earnings attributable to Ferrellgas Partners, L.P.	$98,100	$108,405	$93,555	$99,799

Class A unitholders' interest in net earnings (Note M)	$11,557	$13,001	$8,592	$9,354

Basic and diluted net earnings per Class A Unit (Note M)	$2.38	$2.68	$1.77	$1.93

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022

Net earnings	$98,935	$109,352	$94,178	$100,492
Other comprehensive income (loss):
Change in value of risk management derivatives	(6,238)	(17,860)	(42,423)	55,072
Reclassification of losses (gains) on derivatives to earnings, net	6,716	(30,210)	(6,072)	(52,820)
Other comprehensive income (loss):	478	(48,070)	(48,495)	2,252
Comprehensive income	99,413	61,282	45,683	102,744
Comprehensive (income) loss attributable to noncontrolling interest	(840)	487	(133)	(22)
Comprehensive income attributable to Ferrellgas Partners, L.P.	$98,573	$61,769	$45,550	$102,722

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners'	Non-controlling	Total partners'
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2022	4,857.6	1,300.0	49.5	$(1,229,823)	$383,012	$(71,320)	$37,907	$(880,224)	$(7,587)	$(887,811)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	709	—	7	—	716	7	723
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(4,500)	—	(45)	—	(4,545)	(212)	(4,757)
Other comprehensive loss	—	—	—	—	—	—	(48,478)	(48,478)	(495)	(48,973)
Balance at October 31, 2022	4,857.6	1,300.0	49.5	(1,249,702)	383,012	(71,521)	(10,571)	(948,782)	(8,287)	(957,069)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	707	—	7	—	714	8	722
Net earnings allocated to preferred units	—	—	—	(16,060)	—	(162)	—	(16,222)	—	(16,222)
Net earnings	—	—	—	97,119	—	981	—	98,100	835	98,935
Other comprehensive income	—	—	—	—	—	—	473	473	5	478
Balance at January 31, 2023	4,857.6	1,300.0	49.5	$(1,167,936)	$383,012	$(70,695)	$(10,098)	$(865,717)	$(7,439)	$(873,156)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	deficit	interest	deficit
Balance at July 31, 2021	4,857.6	1,300.0	49.5	$(1,214,813)	$383,012	$(72,178)	$88,866	$(815,113)	$(7,966)	$(823,079)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	892	—	8	—	900	9	909
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to preferred units	—	—	—	(16,835)	—	(170)	—	(17,005)	—	(17,005)
Net loss	—	—	—	(8,520)	—	(86)	—	(8,606)	(254)	(8,860)
Other comprehensive income	—	—	—	—		—	49,813	49,813	509	50,322
Balance at October 31, 2021	4,857.6	1,300.0	49.5	(1,239,276)	333,014	(72,426)	138,679	(840,009)	(7,702)	(847,711)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	736	—	7	—	743	8	751
Net earnings allocated to preferred units	—		—	(16,154)	—	(163)	—	(16,317)	—	(16,317)
Net earnings	—	—	—	57,323	49,998	1,084	—	108,405	947	109,352
Other comprehensive loss	—	—	—	—	—	—	(47,583)	(47,583)	(487)	(48,070)
Balance at January 31, 2022	4,857.6	1,300.0	49.5	$(1,197,371)	$383,012	$(71,498)	$91,096	$(794,761)	$(7,234)	$(801,995)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$94,178	$100,492
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	45,700	42,239
Non-cash employee stock ownership plan compensation charge	1,445	1,660
Loss (gain) on asset sales and disposals	1,970	(7,865)
Provision for expected credit losses	684	1,041
Other	4,006	3,701
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(83,914)	(123,352)
Inventories	1,805	(29,764)
Prepaid expenses and other current assets	(17,216)	(8,432)
Accounts payable	29,456	64,770
Accrued interest expense	(172)	751
Other current liabilities	(16,276)	13,137
Other assets and liabilities	(4,495)	(6,857)
Net cash provided by operating activities	57,171	51,521

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(19,388)	(9,609)
Capital expenditures	(41,382)	(40,599)
Proceeds from sale of assets	1,488	1,527
Net cash used in investing activities	(59,282)	(48,681)

Cash flows from financing activities:
Preferred unit distributions	(31,206)	(31,151)
Distributions to Class B unitholders	—	(49,998)
Payments on long-term debt	(1,179)	(876)
Proceeds from short-term borrowings	45,000	—
Repayments of short-term borrowings	(45,000)	—
Cash paid for financing costs	—	(337)
Cash payments for principal portion of lease liability	(464)	(2,795)
Net cash used in financing activities	(32,849)	(85,157)

Net change in cash, cash equivalents and restricted cash	(34,960)	(82,317)
Cash, cash equivalents and restricted cash - beginning of period	158,737	281,952
Cash, cash equivalents and restricted cash - end of period	$123,777	$199,635

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $11,130 and $11,208 of restricted cash at January 31, 2023 and July 31, 2022, respectively)	$123,503	$158,466
Accounts and notes receivable, net	233,625	150,395
Inventories	113,382	115,187
Price risk management asset	18,276	43,015
Prepaid expenses and other current assets	47,959	30,743
Total current assets	536,745	497,806

Property, plant and equipment, net	608,340	603,148
Goodwill, net	257,006	257,099
Intangible assets (net of accumulated amortization of $345,261 and $440,121 at January 31, 2023 and July 31, 2022, respectively)	108,407	97,638
Operating lease right-of-use assets	63,438	72,888
Other assets, net	66,762	79,244
Total assets	$1,640,698	$1,607,823

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$87,354	$57,586
Broker margin deposit liability	11,450	32,805
Current portion of long-term debt	2,152	1,792
Current operating lease liabilities	24,559	25,824
Other current liabilities	210,118	185,528
Total current liabilities	335,633	303,535

Long-term debt	1,453,716	1,450,016
Operating lease liabilities	39,567	47,231
Other liabilities	33,605	43,518
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at January 31, 2023 and July 31, 2022)	651,349	651,349

Deficit:
Limited partners	(855,635)	(918,146)
General partner	(7,349)	(7,987)
Accumulated other comprehensive (loss) income	(10,188)	38,307
Total deficit	(873,172)	(887,826)
Total liabilities, mezzanine and deficit	$1,640,698	$1,607,823

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022

Revenues:
Propane and other gas liquids sales	$651,886	$657,504	$1,037,730	$1,030,208
Other	32,057	27,432	59,502	49,234
Total revenues	683,943	684,936	1,097,232	1,079,442

Costs and expenses:
Cost of sales - propane and other gas liquids sales	347,492	383,213	560,573	603,751
Cost of sales - other	4,243	3,557	9,019	7,167
Operating expense - personnel, vehicle, plant and other	157,355	128,013	287,095	245,125
Operating expense - equipment lease expense	5,586	6,022	11,610	11,712
Depreciation and amortization expense	23,069	21,944	45,700	42,239
General and administrative expense	23,114	15,778	37,945	28,353
Non-cash employee stock ownership plan compensation charge	722	751	1,445	1,660
Loss (gain) on asset sales and disposals	290	(9,275)	1,970	(7,865)

Operating income	122,072	134,933	141,875	147,300

Interest expense	(23,177)	(25,139)	(48,186)	(50,534)
Other income, net	541	772	1,009	5,729

Earnings before income taxes	99,436	110,566	94,698	102,495

Income tax expense	503	481	521	577

Net earnings	$98,933	$110,085	$94,177	$101,918

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022

Net earnings	$98,933	$110,085	$94,177	$101,918
Other comprehensive income (loss):
Change in value of risk management derivatives	(6,238)	(17,860)	(42,423)	55,072
Reclassification of losses (gains) on derivatives to earnings, net	6,716	(30,210)	(6,072)	(52,820)
Other comprehensive income (loss)	478	(48,070)	(48,495)	2,252
Comprehensive income	$99,411	$62,015	$45,682	$104,170

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2022	$(918,146)	$(7,987)	$38,307	$(887,826)
Contributions in connection with non-cash ESOP compensation charges	716	7	—	723
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(4,544)	(212)	—	(4,756)
Other comprehensive loss	—	—	(48,973)	(48,973)
Balance at October 31, 2022	(938,225)	(8,192)	(10,666)	(957,083)
Contributions in connection with non-cash ESOP compensation charges	714	8	—	722
Net earnings allocated to preferred units	(16,222)	—	—	(16,222)
Net earnings	98,098	835	—	98,933
Other comprehensive income	—	—	478	478
Balance at January 31, 2023	$(855,635)	$(7,349)	$(10,188)	$(873,172)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2021	$(887,043)	$(8,886)	$89,786	$(806,143)
Contributions in connection with non-cash ESOP compensation charges	900	9	—	909
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(17,005)	—	—	(17,005)
Net loss	(7,913)	(254)	—	(8,167)
Other comprehensive income	—	—	50,322	50,322
Balance at October 31, 2021	(961,061)	(9,131)	140,108	(830,084)
Contributions in connection with non-cash ESOP compensation charges	743	8	—	751
Net earnings allocated to preferred units	(16,317)	—	—	(16,317)
Net earnings	109,138	947	—	110,085
Other comprehensive loss	—	—	(48,070)	(48,070)
Balance at January 31, 2022	$(867,497)	$(8,176)	$92,038	$(783,635)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$94,177	$101,918
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	45,700	42,239
Non-cash employee stock ownership plan compensation charge	1,445	1,660
Loss (gain) on asset sales and disposals	1,970	(7,865)
Provision for expected credit losses	684	1,041
Other	4,007	3,704
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(83,914)	(123,352)
Inventories	1,805	(29,764)
Prepaid expenses and other current assets	(17,216)	(8,412)
Accounts payable	29,456	64,770
Accrued interest expense	(172)	751
Other current liabilities	(16,278)	13,039
Other assets and liabilities	(4,496)	(8,182)
Net cash provided by operating activities	57,168	51,547

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(19,388)	(9,609)
Capital expenditures	(41,382)	(40,599)
Proceeds from sale of assets	1,488	1,527
Net cash used in investing activities	(59,282)	(48,681)

Cash flows from financing activities:
Distributions to Ferrellgas Partners	—	(50,000)
Preferred unit distributions	(31,206)	(31,151)
Payments on long-term debt	(1,179)	(876)
Proceeds from short-term borrowings	45,000	—
Repayments of short-term borrowings	(45,000)	—
Cash payments for principal portion of finance lease liability	(464)	(2,795)
Cash paid for financing costs	—	(337)
Net cash used in financing activities	(32,849)	(85,159)

Net change in cash, cash equivalents and restricted cash	(34,963)	(82,293)
Cash, cash equivalents and restricted cash - beginning of period	158,466	281,688
Cash, cash equivalents and restricted cash - end of period	$123,503	$199,395

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note F – Preferred units), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of January 31, 2023, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the six months ended January 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2023.

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

(2) Goodwill, net

Goodwill is tested for impairment annually during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has one reporting unit for goodwill impairment testing purposes. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2023 and did not incur an impairment loss.

(3) New accounting standards

Recently adopted accounting pronouncements

No new accounting standards were adopted during the six months ended January 31, 2023.

Recently issued accounting pronouncements not yet adopted

There were no recently issued accounting standards that could have a material impact to our financial position, results of operations, cash flows, or notes to condensed consolidated financial statements upon their adoption.

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	January 31, 2023	July 31, 2022
Propane gas and related products	$94,015	$96,679
Appliances, parts and supplies, and other	19,367	18,508
Inventories	$113,382	$115,187

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2023, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 2.9 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	January 31, 2023	July 31, 2022
Broker margin deposit assets	$24,312	$12,338
Other	23,668	18,426
Prepaid expenses and other current assets	$47,980	$30,764

The operating partnership

Prepaid expenses and other current assets consist of the following:

	January 31, 2023	July 31, 2022
Broker margin deposit assets	$24,312	$12,338
Other	23,647	18,405
Prepaid expenses and other current assets	$47,959	$30,743

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	January 31, 2023	July 31, 2022
Accrued interest	$29,531	$29,703
Customer deposits and advances	35,047	33,189
Accrued payroll	30,277	29,717
Accrued insurance	15,698	16,114
Accrued senior preferred units distributions	18,574	17,466
Other	81,270	59,616
Other current liabilities	$210,397	$185,805

The operating partnership

Other current liabilities consist of the following:

	January 31, 2023	July 31, 2022
Accrued interest	$29,531	$29,703
Customer deposits and advances	35,047	33,189
Accrued payroll	30,277	29,717
Accrued insurance	15,698	16,114
Accrued senior preferred units distributions	18,574	17,466
Other	80,991	59,339
Other current liabilities	$210,118	$185,528

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022
Operating expense - personnel, vehicle, plant and other	$75,844	$58,194	$140,016	$112,641
Depreciation and amortization expense	5,474	3,801	9,311	6,336
Operating expense - equipment lease expense	1,783	3,132	5,537	7,667
	$83,101	$65,127	$154,864	$126,644

Cash, cash equivalents and restricted cash

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of January 31, 2023 and July 31, 2022 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	January 31, 2023	July 31, 2022
Cash and cash equivalents	$112,647	$147,529
Restricted cash	11,130	11,208
Cash, cash equivalents and restricted cash	$123,777	$158,737

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	January 31, 2023	July 31, 2022
Cash and cash equivalents	$112,373	$147,258
Restricted cash	11,130	11,208
Cash, cash equivalents and restricted cash	$123,503	$158,466

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2023	2022
Cash paid for:
Interest	$44,416	$46,020
Income taxes	$496	$407
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$2,638	$644
Change in accruals for property, plant and equipment additions	$313	$1,140
Lease liabilities arising from operating right-of-use assets	$3,102	$9,045
Lease liabilities arising from finance right-of-use assets	$—	$872
Accrued senior preferred units distributions	$18,574	$17,738

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	January 31, 2023	July 31, 2022
Accounts receivable	$237,816	$154,570
Note receivable	2,500	2,517
Less: Allowance for expected credit losses	(6,691)	(6,692)
Accounts and notes receivable, net	$233,625	$150,395

E.    Debt

Short-term borrowing

Ferrellgas classifies borrowings on its Senior secured revolving credit facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of January 31, 2023, we did not have any short-term borrowings. For further discussion, see the "Senior secured revolving credit facility" section below.

Long-term debt

Long-term debt consists of the following:

	January 31, 2023	July 31, 2022
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.3% and 8.9% weighted average interest rate at January 31, 2023 and July 31, 2022, respectively, due 2023 to 2028, net of unamortized discount of $1,218 and $465 at January 31, 2023 and July 31, 2022, respectively	6,188	4,539
Total debt, excluding unamortized debt issuance and other costs	1,481,188	1,479,539
Unamortized debt issuance and other costs	(25,320)	(27,731)
Less: current portion of long-term debt	2,152	1,792
Long-term debt	$1,453,716	$1,450,016

Senior secured revolving credit facility

On March 30, 2021, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a credit agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $200.0 million for the issuance of letters of credit. During the six months ended January 31, 2023, the operating partnership borrowed $45.0 million under the Credit Facility at a weighted-average interest rate of 6.875% and repaid $45.0 million of these borrowings during the six months ended January 31, 2023. As of January 31, 2023, the operating partnership had no short-term borrowings.

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

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 5.0 to 1.0 (or 4.75 to 1.0 starting on April 30, 2023). As of January 31, 2023, the operating partnership is in compliance with all of its debt covenants.

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

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of January 31, 2023, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2023	$657
2024	2,057
2025	1,927
2026	651,545
2027	810
Thereafter	825,410
Total	$1,482,406

Letters of credit outstanding at January 31, 2023 and July 31, 2022 totaled $76.5 million and $87.6 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of January 31, 2023, Ferrellgas had available borrowing capacity under its Credit Facility of $273.5 million.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at January 31, 2023 and July 31, 2022, are immaterial to the financial statements.

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

As of January 31, 2023, the Quarterly Distribution accrued was $18.6 million. On February 15, 2023, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $3.2 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. As of January 31, 2022, the Quarterly Distribution accrued was $17.7 million. On February 15, 2022, $15.4 million of the Quarterly Distribution was paid in cash to holders of the Preferred Units. The remaining Quarterly Distribution accrued of $2.3 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through January 31, 2023.

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

Class A Units

As of January 31, 2023 and July 31, 2022, Class A Units were beneficially owned by the following:

	January 31, 2023	July 31, 2022
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. ("Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the six months ended January 31, 2023 and 2022. On October 8, 2021, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Class B Unitholders. See Note M – Net earnings (loss) per unitholders’ interest for additional information.

Accumulated other comprehensive (loss) income (“AOCI”)

See Note J – Derivative instruments and hedging activities for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2023 and 2022.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the six months ended January 31, 2023 and 2022, the general partner made non-cash contributions of $29.0 thousand and $32.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

The operating partnership has recognized the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022
Ferrellgas Partners	$—	$—	$—	$50,000
General partner	—	—	—	—

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

During the six months ended January 31, 2023 and 2022, the general partner made non-cash contributions of $15.0 thousand and $17.0 thousand, respectively, to the operating partnership to maintain its 1.0101% general partner interest.

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

Ferrellgas Partners

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022
Retail - Sales to End Users	$498,449	$496,745	$764,423	$749,255
Wholesale - Sales to Resellers	148,608	154,594	264,622	268,565
Other Gas Sales	4,829	6,165	8,685	12,388
Other	32,057	27,434	59,502	49,236
Propane and related equipment revenues	$683,943	$684,938	$1,097,232	$1,079,444

The operating partnership

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022
Retail - Sales to End Users	$498,449	$496,745	$764,423	$749,255
Wholesale - Sales to Resellers	148,608	154,594	264,622	268,565
Other Gas Sales	4,829	6,165	8,685	12,388
Other	32,057	27,432	59,502	49,234
Propane and related equipment revenues	$683,943	$684,936	$1,097,232	$1,079,442

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	January 31, 2023	July 31, 2022
Contract assets	$15,861	$11,935
Contract liabilities
Deferred revenue (1)	$50,062	$47,929
(1)	Of the beginning balance of deferred revenue, $28.6 million was recognized as revenue during the six months ended January 31, 2023.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2023 and July 31, 2022:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2023:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$19,390	$—	$19,390
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(29,577)	$—	$(29,577)

July 31, 2022:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$51,267	$—	$51,267
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(12,960)	$—	$(12,960)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the six months ended January 31, 2023 and the fiscal year ended July 31, 2022.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2023 and July 31, 2022, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,283.2 million and $1,327.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2023 and 2022, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of January 31, 2023 and July 31, 2022:

	Final	January 31, 2023
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$18,276	Other current liabilities	$28,494
Commodity derivatives-propane		Other assets, net	1,114	Other liabilities	1,083
		Total	$19,390	Total	$29,577

	Final	July 31, 2022
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$43,015	Other current liabilities	$11,840
Commodity derivatives-propane		Other assets, net	8,252	Other liabilities	1,120
		Total	$51,267	Total	$12,960

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2023 and July 31, 2022:

	January 31, 2023
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$24,312	Broker margin deposit liability	$11,450
	Other assets, net	1,833	Other liabilities	409
		$26,145		$11,859

	July 31, 2022
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$12,338	Broker margin deposit liability	$32,805
	Other assets, net	4,797	Other liabilities	7,110
		$17,135		$39,915

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2023 and 2022 due to derivatives designated as cash flow hedging instruments:

For the three months ended January 31, 2023
Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(6,238)	Cost of sales - propane and other gas liquids sales	$(6,716)	$—

For the three months ended January 31, 2022
Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(17,860)	Cost of sales - propane and other gas liquids sales	$30,210	$—

For the six months ended January 31, 2023
Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(42,423)	Cost of sales - propane and other gas liquids sales	$6,072	$—

For the six months ended January 31, 2022
Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$55,072	Cost of sales - propane and other gas liquids sales	$52,820	$—

Accumulated other comprehensive (loss) income

Ferrellgas Partners

The changes in derivatives included in AOCI for the six months ended January 31, 2023 and 2022 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2023	2022
Beginning balance attributable to Ferrellgas Partners, L.P.	$37,907	$88,866
Change in value of risk management commodity derivatives	(42,423)	55,072
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(6,072)	(52,820)
Less: amount attributable to noncontrolling interests	490	(22)
Ending balance attributable to Ferrellgas Partners, L.P.	$(10,098)	$91,096

The operating partnership

The changes in derivatives included in AOCI for the six months ended January 31, 2023 and 2022 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2023	2022
Beginning balance	$38,307	$89,786
Change in value of risk management commodity derivatives	(42,423)	55,072
Reclassification of gains on commodity hedges to cost of sales - propane and other gas liquids sales, net	(6,072)	(52,820)
Ending balance	$(10,188)	$92,038

Ferrellgas expects to reclassify net losses of approximately $10.2 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the six months ended January 31, 2023 and 2022, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2023, Ferrellgas had financial derivative contracts covering 2.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2023, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2023.

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

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022
Operating expense	$86,727	$71,803	$155,709	$136,752

General and administrative expense	$7,789	$8,786	$15,659	$15,015

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

The Court decided summary judgment motions in March 2022 and the three segments of the bench trial were completed in September 2022, December 2022 and February 2023, respectively. The Court set a briefing schedule through May 2023, and closing arguments for August 2023. Management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

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

M.    Net earnings per unitholders’ interest

Below is a calculation of the basic and diluted net earnings per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022

	(in thousands, except per unit amounts)
Net earnings attributable to Ferrellgas Partners, L.P.	$98,100	$108,405	$93,555	$99,799
Less: Distributions to preferred unitholders	16,222	16,317	32,473	33,322
Less: Distribution to Class B unitholders	—	—	—	49,998
Less: Allocation of undistributed net earnings to Class B units	69,340	78,003	51,554	6,127
Less: General partner's interest in net earnings	981	1,084	936	998
Undistributed net earnings attributable to Class A unitholders	11,557	13,001	8,592	9,354
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6	4,857.6
Basic and diluted net earnings per Class A Unit	$2.38	$2.68	$1.77	$1.93

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

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2023	July 31, 2022
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$—	$1,706
Total current liabilities	$—	$1,706

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	41,624	39,486
Accumulated deficit	(42,624)	(42,192)
Total stockholder’s equity (deficit)	—	(1,706)
Total liabilities and equity (deficit)	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022
General and administrative expense	$94	$1,415	$432	$1,415

Net loss	$(94)	$(1,415)	$(432)	$(1,415)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(432)	$(1,415)
Changes in operating assets and liabilities:
Other current liabilities	(1,706)	682
Prepaid expenses and other current assets	—	—
Cash used in operating activities	(2,138)	(733)

Cash flows from financing activities:
Capital contribution	2,138	—
Cash provided by financing activities	2,138	—

Net change in cash	—	(733)
Cash - beginning of period	—	1,000
Cash - end of period	$—	$267

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of January 31, 2023, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Partners Finance Corp.’s condensed financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2023	July 31, 2022
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	103,875	103,928
Accumulated deficit	(104,875)	(104,928)
Total stockholder's equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2023	2022	2023	2022
General and administrative expense	$53	$1,468	$53	$1,468

Net loss	$(53)	$(1,468)	$(53)	$(1,468)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(53)	$(1,468)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	410
Cash used in operating activities	(53)	(1,058)

Cash flows from financing activities:
Capital contribution	53	53
Cash provided by financing activities	53	53

Net change in cash	—	(1,005)
Cash - beginning of period	—	1,100
Cash - end of period	$—	$95

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

B.    Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of January 31, 2023 and July 31, 2022, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021.

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

COVID-19 developments

COVID-19, and variants thereof, continues to evolve and impact the economy of the United States and other countries around the world. While the majority of areas in the United States have reduced most or all COVID-19 restrictions, there remains uncertainty as to the magnitude and duration COVID-19 could have on our operations and sales. We will continue to monitor the situation and adapt to changing circumstances as needed for our business.

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

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. Normal temperatures computed by us are the average of the last 10 years of information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2023 and 2024 sales commitments and, as of January 31, 2023, we have experienced net mark-to-market losses of approximately $10.2 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive (loss) income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2023, we estimate 92% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended January 31, 2023 and 2022

During the three months ended January 31, 2023 and 2022, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $98.1 million and $108.4 million, respectively. This $10.3 million decrease was primarily driven by increases of $29.3 million in “Operating expense - personnel, vehicle, plant and other” and $7.3 million in “General and administrative expense.” Additionally, we recognized a $0.3 million loss compared to a $9.3 million gain on asset sales and disposals during the three months ended January 31, 2023 and 2022, respectively. These unfavorable variances were partially offset by a $34.0 million increase in “Gross margin.”

Distributable cash flow attributable to equity investors increased to $131.5 million for the three months ended January 31, 2023 compared to $121.4 million for the prior year period, primarily due to a $4.5 million increase in Adjusted EBITDA and a $7.4 million decrease in net cash interest expense, which was partially offset by a $1.3 million decrease in proceeds from asset sales.

For the three months ended January 31, 2023 and 2022, distributable cash flow excess was $112.7 million and $101.0 million, respectively. This $11.7 million increase was primarily due to the $10.1 million increase in distributable cash flow attributable to equity investors noted above and a $1.8 million decrease in distributions accrued or paid to preferred unitholders.

For the six months ended January 31, 2023 and 2022

During the six months ended January 31, 2023 and 2022, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $93.6 million and $99.8 million, respectively. This $6.2 million decrease was primarily driven by increases of $42.0 million in “Operating expense-personnel, vehicle, plant and other,” $9.6 million in “General and administrative expense” and $3.5 million in  “Depreciation and amortization expense.” Additionally, we recognized a $2.0 million loss compared to a $7.9 million gain on asset sales and disposals during the six months ended January 31, 2023 and 2022, respectively. These unfavorable variances were partially offset by a $59.1 million increase in “Gross margin.”

Distributable cash flow attributable to equity investors increased to $153.5 million for the six months ended January 31, 2023 compared to $136.7 million for the prior year period, primarily due to a $16.8 million increase in Adjusted EBITDA and a $3.9 million decrease in net cash interest expense, which was partially offset by a $2.6 million increase in maintenance capital expenditures.

For the six months ended January 31, 2023 and 2022, distributable cash flow excess was $118.0 million and $50.6 million, respectively. This $67.4 million increase was primarily due to a $50.0 million distribution paid to Class B Unitholders in the prior year period and the $16.8 million increase in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2023	2022	2023	2022
Total revenues	$683,943	$684,938	$1,097,232	$1,079,444

Total cost of sales	351,735	386,770	569,592	610,918

Operating expense - personnel, vehicle, plant and other	157,355	128,013	287,095	245,125
Depreciation and amortization expense	23,069	21,944	45,700	42,239
General and administrative expense	23,115	15,784	37,948	28,359
Operating expense - equipment lease expense	5,586	6,022	11,610	11,712
Non-cash employee stock ownership plan compensation charge	722	751	1,445	1,660
Loss (gain) on asset sales and disposals	290	(9,275)	1,970	(7,865)
Operating income	122,071	134,929	141,872	147,296
Interest expense	(23,177)	(25,139)	(48,186)	(50,534)
Other income, net	544	43	1,013	4,307
Earnings before income taxes	99,438	109,833	94,699	101,069
Income tax expense	503	481	521	577
Net earnings	98,935	109,352	94,178	100,492
Net earnings attributable to noncontrolling interest	835	947	623	693
Net earnings attributable to Ferrellgas Partners, L.P.	$98,100	$108,405	$93,555	$99,799

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss (gain) on asset sales and disposals, other income, net, severance costs, legal fees and settlements related to non-core businesses, and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and six months ended January 31, 2023 and 2022:

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2023	2022	2023	2022
Net earnings attributable to Ferrellgas Partners, L.P.	$98,100	$108,405	$93,555	$99,799
Income tax expense	503	481	521	577
Interest expense	23,177	25,139	48,186	50,534
Depreciation and amortization expense	23,069	21,944	45,700	42,239
EBITDA	144,849	155,969	187,962	193,149
Non-cash employee stock ownership plan compensation charge	722	751	1,445	1,660
Loss (gain) on asset sales and disposals	290	(9,275)	1,970	(7,865)
Other income, net	(544)	(43)	(1,013)	(4,307)
Severance costs	634	281	644	497
Legal fees and settlements related to non-core businesses	9,107	2,807	13,979	4,938
Net earnings attributable to noncontrolling interest	835	947	623	693
Adjusted EBITDA	155,893	151,437	205,610	188,765
Net cash interest expense (a)	(20,265)	(27,620)	(42,871)	(46,739)
Maintenance capital expenditures (b)	(4,375)	(4,060)	(10,207)	(7,639)
Cash paid for income taxes	(447)	(407)	(496)	(407)
Proceeds from certain asset sales	736	2,085	1,488	2,726
Distributable cash flow attributable to equity investors	131,542	121,435	153,524	136,706
Less: Distributions accrued or paid to preferred unitholders	16,222	17,989	32,473	33,322
Distributable cash flow attributable to general partner and non-controlling interest	(2,631)	(2,437)	(3,070)	(2,742)
Distributable cash flow attributable to Class A and B unitholders	112,689	101,009	117,981	100,642
Less: Distributions paid to Class A and B unitholders (c)	—	—	—	49,998
Distributable cash flow excess	$112,689	$101,009	$117,981	$50,644
(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(c)	The Company did not pay any distributions to Class A unitholders during fiscal 2023 or 2022.

Operating Results for the three months ended January 31, 2023 and 2022

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2023	2022	Increase (Decrease)
As of January 31,
Retail customers	681,409	702,154	(20,745)	(3)%
Tank exchange selling locations	60,335	61,004	(669)	(1)%

(amounts in thousands)
Three months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	213,662	215,276	(1,614)	(1)%
Wholesale - Sales to Resellers	60,945	61,957	(1,012)	(2)%
	274,607	277,233	(2,626)	(1)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$498,449	$496,745	$1,704	0%
Wholesale - Sales to Resellers	148,608	154,594	(5,986)	(4)%
Other Gas Sales (a)	4,829	6,165	(1,336)	(22)%
Other (b)	32,057	27,434	4,623	17%
Propane and related equipment revenues	$683,943	$684,938	$(995)	(0)%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$246,638	$220,628	$26,010	12%
Wholesale - Sales to Resellers (a)	57,756	53,663	4,093	8%
Other (b)	27,814	23,877	3,937	16%
Propane and related equipment gross profit	$332,208	$298,168	$34,040	11%

Operating, general and administrative expense (d)	$180,470	$143,797	$36,673	26%
Operating expense - equipment lease expense	5,586	6,022	(436)	(7)%

Operating income	$122,071	$134,929	$(12,858)	(10)%

Depreciation and amortization expense	23,069	21,944	1,125	5%
Non-cash employee stock ownership plan compensation charge	722	751	(29)	(4)%
Loss (gain) on asset sales and disposals	290	(9,275)	9,565	NM
Legal fees and settlements related to non-core businesses	9,107	2,807	6,300	224%
Severance costs	634	281	353	126%
Adjusted EBITDA	$155,893	$151,437	$4,456	3%

NM – Not meaningful

(a)	Gross margin for “Other Gas Sales” is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the three months ended January 31, 2023 decreased 1%, or 2.6 million gallons, compared to the prior year period. Average temperatures (measured by heating degree days) were 3.9% warmer than normal (based on NOAA’s ten-year average) during the three months ended January 31, 2023 but 0.8% cooler than the three months ended January 31, 2022.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended January 31, 2023 averaged 31% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 30% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.79 and $1.15 per gallon during the three months ended January 31, 2023 and 2022, respectively, while the wholesale market price at Conway, Kansas averaged $0.80 and $1.15 per gallon during the three months ended January 31, 2023 and 2022, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon.

Revenues

Retail sales were flat compared to the prior year period with a $1.7 million increase despite a 1% decrease in gallons sold. New monitoring technology allows us to provide more gallons at each stop, thereby optimizing the use of our labor force and vehicle fleet and our fuel efficiency.

Wholesale sales decreased $6.0 million compared to the prior year period. Wholesale gallons sold decreased 2% or 1.0 million gallons compared to the prior year period.

Other gas sales decreased $1.3 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $4.6 million compared to the prior year period primarily due to revenue from services to customers provided in support of final mile delivery operations.

Gross margin - Propane and other gas liquids sales

Gross margin increased $30.1 million primarily due to a $35.7 million decrease in related cost of sales as a result of decreases in price per gallon, which was partially offset by a $5.6 million decrease in revenue, both as discussed above. Margin per gallon for the quarter increased by $0.12, or 12%, compared to the prior year period.

Gross margin - other

Gross margin increased $3.9 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income decreased $12.9 million primarily due to a $36.7 million increase in “Operating, general and administrative expense.” The $9.6 million change in “Loss (gain) on asset sales and disposals” primarily related to the prior year gain for the derecognition of a lease liability and related asset. These unfavorable variances were partially offset by a $34.0 million increase in “Gross margin.”

“Operating, general and administrative expense” primarily increased due to a $29.3 million increase in “Operating expense – personnel, vehicle, plant and other” and a $7.3 million increase in “General and administrative expense.” “Operating expense – personnel, vehicle, plant and other” increased primarily due to higher fleet costs and fuel costs. “General and administrative expense,” after excluding a $6.3 million increase in legal fees related to non-core businesses, increased slightly by $1.0 million.

Adjusted EBITDA

Adjusted EBITDA increased $4.5 million primarily due to EBITDA adjustments related to a decrease of $9.6 million in gain on asset sales and disposals and an increase of $6.3 million of “Legal fees and settlements related to non-core businesses” in addition to a $1.9 million decrease in “Interest expense.” These increases were partially offset by the $12.9 million decrease in operating income, discussed above.

Operating Results for the six months ended January 31, 2023 and 2022

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2023	2022	Increase (Decrease)
As of January 31,
Retail customers	681,409	702,154	(20,745)	(3)%
Tank exchange selling locations	60,335	61,004	(669)	(1)%

(amounts in thousands)
Six months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	332,058	331,101	957	0%
Wholesale - Sales to Resellers	104,814	106,012	(1,198)	(1)%
	436,872	437,113	(241)	(0)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$764,423	$749,255	$15,168	2%
Wholesale - Sales to Resellers	264,622	268,565	(3,943)	(1)%
Other Gas Sales (a)	8,685	12,388	(3,703)	(30)%
Other (b)	59,502	49,236	10,266	21%
Propane and related equipment revenues	$1,097,232	$1,079,444	$17,788	2%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$371,029	$320,910	$50,119	16%
Wholesale - Sales to Resellers (a)	106,128	105,547	581	1%
Other (b)	50,483	42,069	8,414	20%
Propane and related equipment gross profit	$527,640	$468,526	$59,114	13%

Operating, general and administrative expense (d)	$325,043	$273,484	$51,559	19%
Operating expense - equipment lease expense	11,610	11,712	(102)	(1)%

Operating income	$141,872	$147,296	$(5,424)	(4)%

Depreciation and amortization expense	45,700	42,239	3,461	8%
Non-cash employee stock ownership plan compensation charge	1,445	1,660	(215)	(13)%
Loss (gain) on asset sales and disposals	1,970	(7,865)	9,835	NM
Legal fees and settlements related to non-core businesses	13,979	4,938	9,041	183%
Severance costs	644	497	147	30%
Adjusted EBITDA	$205,610	$188,765	$16,845	9%

NM – Not meaningful

(a)	Gross margin for “Other Gas Sales” is allocated to Gross margin "Retail - Sales to End Users" and "Wholesale - Sales to Resellers" based on the volumes in each respective category.
(b)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from "Propane and other gas liquids sales" represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the six months ended January 31, 2023 were flat compared to the prior year period with a slight decrease of 0.2 million gallons. Average temperatures (measured by heating degree days) were 5.0% warmer than normal (based on NOAA’s ten-year average) during the six months ended January 31, 2023 but 2.9% cooler than the six months ended January 31, 2022.

Our wholesale sales price per gallon partially correlates change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the six months ended January 31, 2023 averaged 27% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 26% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.89 and $1.22 per gallon during the six months ended January 31, 2023 and 2022, respectively, while the wholesale market price at Conway, Kansas averaged $0.90 and $1.22 per gallon during the six months ended January 31, 2023 and 2022, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon and therefore revenues.

Revenues

Retail sales increased $15.2 million compared to the prior year period due to continued focus on the management of the sales lifecycle, from asset utilization through final mile optimization and the strategic initiatives described above.

Wholesale sales decreased $3.9 million compared to the prior year period corresponding to a 1% decrease in gallons sold as compared to the prior year period.

Other gas sales decreased $3.7 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $10.3 million compared to the prior year period primarily due to revenue from services to customers provided in support of final mile operations.

Gross margin – Propane and other gas liquid sales

Gross margin increased $50.7 million primarily due to a $43.2 million decrease in related cost of sales as a result of decreases in price per gallon and a $7.5 million increase in revenue, as discussed above.

Gross margin – other

Gross margin increased $8.4 million compared to the prior year period primarily due to increased miscellaneous fees billed to customers and increased tank rental income.

Operating income

Operating income decreased $5.4 million primarily due to a $51.6 million increase in “Operating, general and administrative expense” and a $3.5 million increase in “Depreciation and amortization expense.” The $9.8 million change in “Loss (gain) on asset sales and disposals” primarily related to the prior year gain for the derecognition of a lease liability and related asset. These decreases were partially offset by a $50.7 million increase in "Gross margin - Propane and other gas liquid sales" and an $8.4 million increase in “Gross margin – other,” both as discussed above.

“Operating, general and administrative expense” increased due to a $42.0 million increase in “Operating expense – personnel, vehicle, plant and other” and a $9.6 million increase in “General and administrative expense.” “Operating expense – personnel, vehicle, plant and other” increased primarily due to higher fleet and fuel costs. “General and administrative expense,” after excluding a $9.0 million increase in legal fees related to non-core businesses, was flat with a slight increase of $0.6 million.

Adjusted EBITDA

Adjusted EBITDA increased $16.8 million primarily due to EBITDA adjustments related to a decrease of $9.8 million in gain on asset sales and disposals and an increase of $9.0 million of “Legal fees and settlements related to non-core businesses” in addition to a $3.3 million decrease in “Other income, net.” These increases were partially offset by the $5.4 million decrease in operating income, discussed above.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. As of January 31, 2023, our total liquidity was $386.1 million, which was comprised of $112.6 million in unrestricted cash and $273.5 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of January 31, 2023, letters of credit outstanding totaled $76.5 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of January 31, 2023, we had $11.1 million of restricted cash consisting of a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Non-GAAP Financial Measures" above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended January 31, 2023 to the twelve months ended October 31, 2022 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (a)
Six months ended January 31, 2023	$153,524	$121,051	$32,473	4.7x
Fiscal 2022	226,776	161,489	65,287
Less: Six months ended January 31, 2022	136,706	103,384	33,322
Twelve months ended January 31, 2023	$243,594	$179,156	$64,438	3.8x

Twelve months ended October 31, 2022	233,487	167,579	65,908	3.5x
Change	$10,107	$11,577	$(1,470)	(6.9x)
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended January 31, 2023, distributable cash flow attributable to equity investors increased $10.1 million compared to the twelve months ended October 31, 2022. As of January 31, 2023, the accrued quarterly distribution to Preferred Unitholders was $18.6 million. We paid $15.4 million of this distribution on February 15, 2023. The remaining $3.2 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment.

We did not pay any cash distributions to our Class A Unitholders during fiscal 2023 or fiscal 2022. Ferrellgas Partners made aggregate cash distributions of approximately $100.0 million to its Class B Unitholders during fiscal 2022. Cash reserves, which we utilize to meet future anticipated expenditures, were $179.2 million and $167.6 million for the twelve months ended January 31, 2023 and October 31, 2022, respectively.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $57.2 million and $51.5 million for the six months ended January 31, 2023 and 2022, respectively. The $5.7 million increase in cash used in operating activities was primarily due to a $35.7 million decrease in working capital requirements, a $6.7 million increase in cash flow from operations, and a $2.4 million inflow associated with other assets and liabilities. These changes were partially offset by a $29.4 million increase in requirements for other current liabilities, an $8.8 million increase in requirements for prepaid expenses, and a $0.9 million increase in requirements for accrued interest expense.

The $35.7 million decrease in working capital requirements was primarily due to a $31.6 million decrease in inventory requirements and a $39.4 million decrease in requirements for accounts and notes receivable, net. These decreases were partially offset by an increase of $35.3 million in requirements for accounts payable.

The $6.7 million increase in cash flow from operations was primarily due to a $2.4 million decrease in interest expense and a $59.1 increase in gross profit, which was partially offset by an increase of $41.9 million in operating expenses, a $9.6 million increase in “General and administrative expense,” and a $3.3 million decrease in “Other income, net.” The $29.4 million increase in net cash used in operations related to other current liabilities was primarily driven by changes in the broker margin deposit liability.

The operating partnership

Net cash provided by operating activities was $57.2 million and $51.5 million for the six months ended January 31, 2023 and 2022, respectively. The $5.7 million increase in cash provided by operating activities was primarily due to a $35.7 million decrease in working capital requirements, a $5.3 million increase in cash flow from operations, and a $3.7 million inflow associated with other assets and liabilities. These changes were partially offset by a $29.3 million increase in requirements for other current liabilities, an $8.8 million increase in requirements for prepaid expenses, and a $0.9 million increase in requirements for accrued interest expense.

The $35.7 million decrease in working capital requirements was primarily due to a $31.6 million decrease in inventory requirements and a $39.4 million decrease in requirements for accounts and notes receivable, net. These decreases were partially offset by an increase of $35.3 million in requirements for accounts payable.

The $5.3 million increase in cash flow from operations was primarily due to a $2.4 million decrease in interest expense and a $59.1 increase in gross profit, which was partially offset by an increase of $41.9 million in operating expenses, a $9.6 million increase in “General and administrative expense,” and a $4.7 million decrease in “Other income, net.” The $29.3 million increase in net cash used in operations related to other current liabilities was primarily driven by changes in the broker margin deposit liability.

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

Net cash used in investing activities was $59.3 million and $48.7 million for the six months ended January 31, 2023 and 2022, respectively. The $10.6 million increase in net cash used in investing activities was primarily due to increases of $9.8 million in “Business acquisitions, net of cash acquired” and $0.8 million in “Capital expenditures.”

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $32.8 million and $85.2 million for the six months ended January 31, 2023 and 2022, respectively. The $52.4 million decrease in cash used in financing activities was primarily due to $50.0 million in distributions to Class B unitholders in the prior year period and a $2.3 million decrease in cash payments for the principal portion of our finance lease liability.

Letters of credit outstanding at January 31, 2023 and July 31, 2022 totaled $76.5 million and $87.6 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of January 31, 2023, we had available borrowing capacity under our Credit Facility of $273.5 million.

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

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the six months ended January 31, 2023 and 2022, except for the distribution to Class B Unitholders of approximately $49.9 million on October 8, 2021.

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

As of January 31, 2023, the Quarterly Distribution accrued was $18.6 million. On February 15, 2023, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $3.2 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. As of January 31, 2022, the Quarterly Distribution accrued was $17.7 million. On February 15, 2022, $15.4 million of the Quarterly Distribution was paid in cash to holders of the Preferred Units. The remaining Quarterly Distribution accrued of $2.3 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders during the six months ended January 31, 2023 and 2022. On October 8, 2021, Ferrellgas Partners paid a cash distribution to holders of the Class B Units in the amount of $38.46 per Class B Unit or approximately $49.9 million in the aggregate. As permitted by the Amended Ferrellgas Partners LPA as described above, Ferrellgas Partners made this distribution solely to Class B Unitholders without any contemporaneous distribution to Class A Unitholders and the general partner.

On September 14, 2021, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $49.9 million, which Ferrellgas Partners used to pay the October 8, 2021 distribution to its Class B Unitholders described above. The operating partnership also paid cash distributions for the six months ended January 31, 2023 and 2022 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for distributions by Ferrellgas Partners related to the Class B Units.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $171.4 million for the six months ended January 31, 2023, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the six months ended January 31, 2023 and 2022, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of January 31, 2023, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2022. For additional information regarding our debt obligations, see Note E – Debt to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2023. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2023 and July 31, 2022 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $7.8 million and $20.6 million as of January 31, 2023 and July 31, 2022, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $76.5 million and $87.6 million as of January 31, 2023 and July 31, 2022, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2022. During the six months ended January 31, 2023, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of January 31, 2023.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2023, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2023, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description
*# 10.1	Offer Letter, dated as of January 11, 2023, between Ferrellgas, Inc. and Michael E. Cole.
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 10, 2023	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 10, 2023	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 10, 2023	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President; Chairman of the Board of Directors

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 10, 2023	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)