Form 10-Q
period 2023-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2023-06-14
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

At May 31, 2023, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended April 30, 2023 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $11,127 and $11,208 of restricted cash at April 30, 2023 and July 31, 2022, respectively)	$104,657	$158,737
Accounts and notes receivable, net	199,042	150,395
Inventories	97,813	115,187
Price risk management asset	8,463	43,015
Prepaid expenses and other current assets	35,324	30,764
Total current assets	445,299	498,098

Property, plant and equipment, net	619,285	603,148
Goodwill, net	257,006	257,099
Intangible assets (net of accumulated amortization of $347,423 and $440,121 at April 30, 2023 and July 31, 2022, respectively)	108,806	97,638
Operating lease right-of-use assets	60,244	72,888
Other assets, net	64,713	79,244
Total assets	$1,555,353	$1,608,115

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$49,791	$57,586
Broker margin deposit liability	6,207	32,805
Current portion of long-term debt	2,717	1,792
Current operating lease liabilities	24,150	25,824
Other current liabilities	159,054	185,805
Total current liabilities	241,919	303,812

Long-term debt	1,455,209	1,450,016
Operating lease liabilities	36,941	47,231
Other liabilities	32,076	43,518
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2023 and July 31, 2022)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at April 30, 2023 and July 31, 2022)	(1,160,913)	(1,229,823)
Class B (1,300,000 units outstanding at April 30, 2023 and July 31, 2022)	383,012	383,012
General partner unitholder (49,496 units outstanding at April 30, 2023 and July 31, 2022)	(70,119)	(71,320)
Accumulated other comprehensive (loss) income	(7,298)	37,907
Total Ferrellgas Partners, L.P. deficit	(855,318)	(880,224)
Noncontrolling interest	(6,823)	(7,587)
Total deficit	(862,141)	(887,811)
Total liabilities, mezzanine and deficit	$1,555,353	$1,608,115

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
Revenues:
Propane and other gas liquids sales	$559,047	$622,211	$1,596,777	$1,652,419
Other	28,300	25,332	87,802	74,568
Total revenues	587,347	647,543	1,684,579	1,726,987

Costs and expenses:
Cost of sales - propane and other gas liquids sales	291,826	362,958	852,399	966,709
Cost of sales - other	3,673	3,176	12,692	10,343
Operating expense - personnel, vehicle, plant and other	147,477	147,293	434,572	392,418
Operating expense - equipment lease expense	5,861	5,775	17,471	17,487
Depreciation and amortization expense	23,753	23,067	69,453	65,306
General and administrative expense	16,213	10,962	54,161	39,321
Non-cash employee stock ownership plan compensation charge	767	776	2,212	2,436
Loss (gain) on asset sales and disposals	958	1,299	2,928	(6,566)

Operating income	96,819	92,237	238,691	239,533

Interest expense	(24,297)	(23,965)	(72,483)	(74,499)
Other income, net	852	99	1,865	4,406

Earnings before income taxes	73,374	68,371	168,073	169,440

Income tax expense	367	248	888	825

Net earnings	73,007	68,123	167,185	168,615

Net earnings attributable to noncontrolling interest	580	537	1,203	1,230

Net earnings attributable to Ferrellgas Partners, L.P.	$72,427	$67,586	$165,982	$167,385

Class A unitholders' interest in net earnings (Note M)	$6,115	$7,336	$16,608	$16,668

Basic and diluted net earnings per Class A Unit (Note M)	$1.26	$1.51	$3.42	$3.43

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
Net earnings	$73,007	$68,123	$167,185	$168,615
Other comprehensive income (loss):
Change in value of risk management derivatives	(10,621)	29,355	(53,044)	84,427
Reclassification of losses (gains) on derivatives to earnings, net	13,450	(44,145)	7,378	(96,965)
Other comprehensive income (loss):	2,829	(14,790)	(45,666)	(12,538)
Comprehensive income	75,836	53,333	121,519	156,077
Comprehensive (income) loss attributable to noncontrolling interest	(609)	148	(742)	126
Comprehensive income attributable to Ferrellgas Partners, L.P.	$75,227	$53,481	$120,777	$156,203

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners'	Non-controlling	Total partners'
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2022	4,857.6	1,300.0	49.5	$(1,229,823)	$383,012	$(71,320)	$37,907	$(880,224)	$(7,587)	$(887,811)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	709	—	7	—	716	7	723
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(4,500)	—	(45)	—	(4,545)	(212)	(4,757)
Other comprehensive loss	—	—	—	—	—	—	(48,478)	(48,478)	(495)	(48,973)
Balance at October 31, 2022	4,857.6	1,300.0	49.5	(1,249,702)	383,012	(71,521)	(10,571)	(948,782)	(8,287)	(957,069)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	707	—	7	—	714	8	722
Net earnings allocated to preferred units	—	—	—	(16,060)	—	(162)	—	(16,222)	—	(16,222)
Net earnings	—	—	—	97,119	—	981	—	98,100	835	98,935
Other comprehensive income	—	—	—	—	—	—	473	473	5	478
Balance at January 31, 2023	4,857.6	1,300.0	49.5	(1,167,936)	383,012	(70,695)	(10,098)	(865,717)	(7,439)	(873,156)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	752	—	8	—	760	7	767
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to Class B units	—	—	—	(49,998)	49,998	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(15,434)	—	(156)	—	(15,590)	—	(15,590)
Net earnings	—	—	—	71,703	—	724	—	72,427	580	73,007
Other comprehensive income	—	—	—	—	—	—	2,800	2,800	29	2,829
Balance at April 30, 2023	4,857.6	1,300.0	49.5	$(1,160,913)	$383,012	$(70,119)	$(7,298)	$(855,318)	$(6,823)	$(862,141)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	deficit	interest	deficit
Balance at July 31, 2021	4,857.6	1,300.0	49.5	$(1,214,813)	$383,012	$(72,178)	$88,866	$(815,113)	$(7,966)	$(823,079)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	892	—	8	—	900	9	909
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to preferred units	—	—	—	(16,835)	—	(170)	—	(17,005)	—	(17,005)
Net loss	—	—	—	(8,520)	—	(86)	—	(8,606)	(254)	(8,860)
Other comprehensive income	—	—	—	—		—	49,813	49,813	509	50,322
Balance at October 31, 2021	4,857.6	1,300.0	49.5	(1,239,276)	333,014	(72,426)	138,679	(840,009)	(7,702)	(847,711)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	736	—	7	—	743	8	751
Net earnings allocated to preferred units	—		—	(16,154)	—	(163)	—	(16,317)	—	(16,317)
Net earnings	—	—	—	57,323	49,998	1,084	—	108,405	947	109,352
Other comprehensive loss	—	—	—	—	—	—	(47,583)	(47,583)	(487)	(48,070)
Balance at January 31, 2022	4,857.6	1,300.0	49.5	(1,197,371)	383,012	(71,498)	91,096	(794,761)	(7,234)	(801,995)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	759	—	9	—	768	8	776
Net earnings allocated to preferred units	—	—	—	(15,558)	—	(157)	—	(15,715)	—	(15,715)
Net earnings	—	—	—	66,911	—	675	—	67,586	537	68,123
Other comprehensive loss	—	—	—	—	—	—	(14,642)	(14,642)	(148)	(14,790)
Balance at April 30, 2022	4,857.6	1,300.0	49.5	$(1,145,259)	$383,012	$(70,971)	$76,454	$(756,764)	$(6,837)	$(763,601)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$167,185	$168,615
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	69,453	65,306
Non-cash employee stock ownership plan compensation charge	2,212	2,436
Loss (gain) on asset sales and disposals	2,928	(6,566)
Provision for expected credit losses	909	1,456
Other	6,050	5,593
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(49,556)	(89,133)
Inventories	17,374	(12,175)
Prepaid expenses and other current assets	(4,560)	3,731
Accounts payable	(8,126)	32,758
Accrued interest expense	(22,366)	(20,803)
Other current liabilities	(36,063)	(7,880)
Other assets and liabilities	(2,277)	(15,167)
Net cash provided by operating activities	143,163	128,171

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(24,079)	(9,610)
Capital expenditures	(70,246)	(69,611)
Proceeds from sale of assets	2,079	2,170
Cash payments to construct assets in connection with future lease transactions	—	(1,425)
Cash receipts in connection with leased vehicles	—	1,663
Net cash used in investing activities	(92,246)	(76,813)

Cash flows from financing activities:
Preferred unit distributions	(48,773)	(47,783)
Distributions to Class B unitholders	(49,998)	(49,998)
Payments on long-term debt	(1,291)	(1,208)
Proceeds from short-term borrowings	45,000	—
Repayments of short-term borrowings	(45,000)	—
Cash paid for financing costs	—	(337)
Cash payments for principal portion of lease liability	(4,935)	(4,889)
Net cash used in financing activities	(104,997)	(104,215)

Net change in cash, cash equivalents and restricted cash	(54,080)	(52,857)
Cash, cash equivalents and restricted cash - beginning of period	158,737	281,952
Cash, cash equivalents and restricted cash - end of period	$104,657	$229,095

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $11,127 and $11,208 of restricted cash at April 30, 2023 and July 31, 2022, respectively)	$104,257	$158,466
Accounts and notes receivable, net	199,042	150,395
Inventories	97,813	115,187
Price risk management asset	8,463	43,015
Prepaid expenses and other current assets	35,303	30,743
Total current assets	444,878	497,806

Property, plant and equipment, net	619,285	603,148
Goodwill, net	257,006	257,099
Intangible assets (net of accumulated amortization of $347,423 and $440,121 at April 30, 2023 and July 31, 2022, respectively)	108,806	97,638
Operating lease right-of-use assets	60,244	72,888
Other assets, net	64,713	79,244
Total assets	$1,554,932	$1,607,823

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$49,791	$57,586
Broker margin deposit liability	6,207	32,805
Current portion of long-term debt	2,717	1,792
Current operating lease liabilities	24,150	25,824
Other current liabilities	158,691	185,528
Total current liabilities	241,556	303,535

Long-term debt	1,455,209	1,450,016
Operating lease liabilities	36,941	47,231
Other liabilities	32,076	43,518
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2023 and July 31, 2022)	651,349	651,349

Deficit:
Limited partners	(848,078)	(918,146)
General partner	(6,762)	(7,987)
Accumulated other comprehensive (loss) income	(7,359)	38,307
Total deficit	(862,199)	(887,826)
Total liabilities, mezzanine and deficit	$1,554,932	$1,607,823

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
Revenues:
Propane and other gas liquids sales	$559,047	$622,211	$1,596,777	$1,652,419
Other	28,300	25,332	87,802	74,566
Total revenues	587,347	647,543	1,684,579	1,726,985

Costs and expenses:
Cost of sales - propane and other gas liquids sales	291,826	362,958	852,399	966,709
Cost of sales - other	3,673	3,176	12,692	10,343
Operating expense - personnel, vehicle, plant and other	147,477	147,293	434,572	392,418
Operating expense - equipment lease expense	5,861	5,775	17,471	17,487
Depreciation and amortization expense	23,753	23,067	69,453	65,306
General and administrative expense	16,129	10,959	54,074	39,312
Non-cash employee stock ownership plan compensation charge	767	776	2,212	2,436
Loss (gain) on asset sales and disposals	958	1,299	2,928	(6,566)

Operating income	96,903	92,240	238,778	239,540

Interest expense	(24,297)	(23,965)	(72,483)	(74,499)
Other income, net	723	840	1,732	6,569

Earnings before income taxes	73,329	69,115	168,027	171,610

Income tax expense	362	243	883	820

Net earnings	$72,967	$68,872	$167,144	$170,790

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
Net earnings	$72,967	$68,872	$167,144	$170,790
Other comprehensive income (loss):
Change in value of risk management derivatives	(10,621)	29,355	(53,044)	84,427
Reclassification of losses (gains) on derivatives to earnings, net	13,450	(44,145)	7,378	(96,965)
Other comprehensive income (loss)	2,829	(14,790)	(45,666)	(12,538)
Comprehensive income	$75,796	$54,082	$121,478	$158,252

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2022	$(918,146)	$(7,987)	$38,307	$(887,826)
Contributions in connection with non-cash ESOP compensation charges	716	7	—	723
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(4,544)	(212)	—	(4,756)
Other comprehensive loss	—	—	(48,973)	(48,973)
Balance at October 31, 2022	(938,225)	(8,192)	(10,666)	(957,083)
Contributions in connection with non-cash ESOP compensation charges	714	8	—	722
Net earnings allocated to preferred units	(16,222)	—	—	(16,222)
Net earnings	98,098	835	—	98,933
Other comprehensive income	—	—	478	478
Balance at January 31, 2023	(855,635)	(7,349)	(10,188)	(873,172)
Contributions in connection with non-cash ESOP compensation charges	760	7	—	767
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(15,590)	—	—	(15,590)
Net earnings	72,387	580	—	72,967
Other comprehensive income	—	—	2,829	2,829
Balance at April 30, 2023	$(848,078)	$(6,762)	$(7,359)	$(862,199)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2021	$(887,043)	$(8,886)	$89,786	$(806,143)
Contributions in connection with non-cash ESOP compensation charges	900	9	—	909
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(17,005)	—	—	(17,005)
Net loss	(7,913)	(254)	—	(8,167)
Other comprehensive income	—	—	50,322	50,322
Balance at October 31, 2021	(961,061)	(9,131)	140,108	(830,084)
Contributions in connection with non-cash ESOP compensation charges	743	8	—	751
Net earnings allocated to preferred units	(16,317)	—	—	(16,317)
Net earnings	109,138	947	—	110,085
Other comprehensive loss	—	—	(48,070)	(48,070)
Balance at January 31, 2022	(867,497)	(8,176)	92,038	(783,635)
Contributions in connection with non-cash ESOP compensation charges	768	8	—	776
Net earnings allocated to preferred units	(15,715)	—		(15,715)
Net earnings	68,335	537	—	68,872
Other comprehensive loss	—	—	(14,790)	(14,790)
Balance at April 30, 2022	$(814,109)	$(7,631)	$77,248	$(744,492)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$167,144	$170,790
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	69,453	65,306
Non-cash employee stock ownership plan compensation charge	2,212	2,436
Loss (gain) on asset sales and disposals	2,928	(6,566)
Provision for expected credit losses	909	1,456
Other	6,050	5,595
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(49,556)	(89,133)
Inventories	17,374	(12,175)
Prepaid expenses and other current assets	(4,560)	3,730
Accounts payable	(8,126)	32,758
Accrued interest expense	(22,366)	(20,803)
Other current liabilities	(36,149)	(7,937)
Other assets and liabilities	(2,277)	(17,258)
Net cash provided by operating activities	143,036	128,199

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(24,079)	(9,610)
Capital expenditures	(70,246)	(69,611)
Proceeds from sale of assets	2,079	2,170
Cash payments to construct assets in connection with future lease transactions	—	(1,425)
Cash receipts in connection with leased vehicles	—	1,663
Net cash used in investing activities	(92,246)	(76,813)

Cash flows from financing activities:
Distributions to Ferrellgas Partners	(50,000)	(50,000)
Preferred unit distributions	(48,773)	(47,783)
Payments on long-term debt	(1,291)	(1,208)
Proceeds from short-term borrowings	45,000	—
Repayments of short-term borrowings	(45,000)	—
Cash payments for principal portion of finance lease liability	(4,935)	(4,889)
Cash paid for financing costs	—	(337)
Net cash used in financing activities	(104,999)	(104,217)

Net change in cash, cash equivalents and restricted cash	(54,209)	(52,831)
Cash, cash equivalents and restricted cash - beginning of period	158,466	281,688
Cash, cash equivalents and restricted cash - end of period	$104,257	$228,857

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note F “Preferred units”), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of April 30, 2023, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the nine months ended April 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2023.

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

No new accounting standards were adopted during the nine months ended April 30, 2023.

Recently issued accounting pronouncements not yet adopted

There were no recently issued accounting standards that could have a material impact to our financial position, results of operations, cash flows, or notes to condensed consolidated financial statements upon their adoption.

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	April 30, 2023	July 31, 2022
Propane gas and related products	$76,611	$96,679
Appliances, parts and supplies, and other	21,202	18,508
Inventories	$97,813	$115,187

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2023, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 1.2 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	April 30, 2023	July 31, 2022
Broker margin deposit assets	$15,225	$12,338
Other	20,099	18,426
Prepaid expenses and other current assets	$35,324	$30,764

The operating partnership

Prepaid expenses and other current assets consist of the following:

	April 30, 2023	July 31, 2022
Broker margin deposit assets	$15,225	$12,338
Other	20,078	18,405
Prepaid expenses and other current assets	$35,303	$30,743

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	April 30, 2023	July 31, 2022
Accrued interest	$7,337	$29,703
Customer deposits and advances	27,245	33,189
Accrued payroll	27,976	29,717
Accrued insurance	17,341	16,114
Accrued senior preferred units distributions	16,870	17,466
Other	62,285	59,616
Other current liabilities	$159,054	$185,805

The operating partnership

Other current liabilities consist of the following:

	April 30, 2023	July 31, 2022
Accrued interest	$7,337	$29,703
Customer deposits and advances	27,245	33,189
Accrued payroll	27,976	29,717
Accrued insurance	17,341	16,114
Accrued senior preferred units distributions	16,870	17,466
Other	61,922	59,339
Other current liabilities	$158,691	$185,528

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
Operating expense - personnel, vehicle, plant and other	$78,940	$71,487	$218,956	$184,128
Depreciation and amortization expense	3,651	3,934	12,962	10,270
Operating expense - equipment lease expense	3,502	4,054	9,039	11,721
Shipping and handling expenses	$86,093	$79,475	$240,957	$206,119

Cash, cash equivalents and restricted cash

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of April 30, 2023 and July 31, 2022 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	April 30, 2023	July 31, 2022
Cash and cash equivalents	$93,530	$147,529
Restricted cash	11,127	11,208
Cash, cash equivalents and restricted cash	$104,657	$158,737

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	April 30, 2023	July 31, 2022
Cash and cash equivalents	$93,130	$147,258
Restricted cash	11,127	11,208
Cash, cash equivalents and restricted cash	$104,257	$158,466

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

Ferrellgas Partners

	For the nine months ended April 30,
	2023	2022
Cash paid for:
Interest	$88,865	$85,867
Income taxes	$713	$650
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$3,435	$644
Change in accruals for property, plant and equipment additions	$331	$426
Lease liabilities arising from operating right-of-use assets	$6,254	$11,240
Lease liabilities arising from finance right-of-use assets	$—	$1,872
Accrued senior preferred units distributions	$16,870	$16,873

The operating partnership

	For the nine months ended April 30,
	2023	2022
Cash paid for:
Interest	$88,865	$85,867
Income taxes	$708	$646
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$3,435	$644
Change in accruals for property, plant and equipment additions	$331	$426
Lease liabilities arising from operating right-of-use assets	$6,254	$11,240
Lease liabilities arising from finance right-of-use assets	$—	$1,872
Accrued senior preferred units distributions	$16,870	$16,873

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	April 30, 2023	July 31, 2022
Accounts receivable	$203,234	$154,570
Note receivable	2,500	2,517
Less: Allowance for expected credit losses	(6,692)	(6,692)
Accounts and notes receivable, net	$199,042	$150,395

E.    Debt

Short-term borrowing

Ferrellgas classifies borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of April 30, 2023, we did not have any short-term borrowings. For further discussion, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	April 30, 2023	July 31, 2022
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.3% and 8.9% weighted average interest rate at April 30, 2023 and July 31, 2022, respectively, due 2023 to 2028, net of unamortized discount of $1,188 and $465 at April 30, 2023 and July 31, 2022, respectively	7,012	4,539
Total debt, excluding unamortized debt issuance and other costs	1,482,012	1,479,539
Unamortized debt issuance and other costs	(24,086)	(27,731)
Less: current portion of long-term debt	2,717	1,792
Long-term debt	$1,455,209	$1,450,016

Senior secured revolving credit facility

On March 30, 2021, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a credit agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $200.0 million for the issuance of letters of credit. During the nine months ended April 30, 2023, the operating partnership borrowed $45.0 million under the Credit Facility at a weighted-average interest rate of 6.875% and repaid $45.0 million of these borrowings during the nine months ended April 30, 2023. As of April 30, 2023, the operating partnership had no short-term borrowings.

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

Availability under the Credit Facility is, at any time, an amount equal to (a) the lesser of the revolving commitment and the Borrowing Base (as defined below) minus (b) the sum of the aggregate outstanding amount of borrowings under the Credit Facility plus the undrawn amount of outstanding letters of credit under the Credit Facility plus unreimbursed drawings in respect of letters of credit (unless otherwise converted into revolving loans). The “Borrowing Base” equals the sum of: (a) $200.0 million, plus (b) 80% of the eligible accounts receivable of the operating partnership and its subsidiaries, plus (c) 70% of the eligible propane inventory of the operating partnership and its subsidiaries, valued at weighted average cost, less (d) certain reserves, as determined and subject to certain modifications by the administrative agent in its permitted discretion.

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

Subsequent to April 30, 2023, the Company entered into a Second Amendment to the Credit Agreement and Third Amendment to the Credit Agreement. The Second Amendment replaced the Adjusted LIBO Rate, currently scheduled to cease being published on June 30, 2023, with the Secured Overnight Financing Rate (“SOFR”) and modified SOFR fall back pricing provisions. The Third Amendment (1) increased the sublimit for the issuance of letters of credit from $200.0 million to $300.0 million; (2) provided for the release of the guaranties provided by Bridger Logistics, LLC (“Bridger”) and its subsidiaries (collectively, the “Bridger Entities”) and the release of the liens encumbering assets of the Bridger Entities; (3) modified the event of default related to judgments so that any unpaid judgment against one or more subsidiaries of the Company that are not guarantors, including the Bridger Entities, will not constitute an event of default; (4) added an event of default for payments for judgments or litigation settlements in excess of $100.0 million in the aggregate after the effective date of the Third Amendment; and (5) modified the debt and lien limitations to increase the amount of appeal bonds that may be posted for appeals of any existing litigation.

The Credit Agreement contains customary representations, warranties, covenants and events of default and requires the operating partnership to maintain the following financial covenants:

Financial Covenant	Ratio
Minimum interest coverage ratio (1)	2.50x
Maximum secured leverage ratio (2)	2.50x
Maximum total net leverage ratio (3) (4)	4.75x
(1)	Defined generally as the ratio of adjusted EBITDA to cash interest expense.
(2)	Defined generally as the ratio of total first priority secured indebtedness to adjusted EBITDA.
(3)	Defined generally as the ratio of total indebtedness (net of unrestricted cash, subject to certain limits) to adjusted EBITDA.
(4)	Was 5.25x immediately prior to the quarter ended October 31, 2022 and 5.00x immediately prior to the quarter ended April 30, 2023.

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 4.75 to 1.0. As of April 30, 2023, the operating partnership is in compliance with all of its debt covenants.

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

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of April 30, 2023, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2023	$545
2024	2,597
2025	2,110
2026	651,728
2027	810
Thereafter	825,410
Total	$1,483,200

Letters of credit outstanding at April 30, 2023 and July 31, 2022 totaled $74.0 million and $87.6 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2023, Ferrellgas had available borrowing capacity under its Credit Facility of $276.0 million.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at April 30, 2023 and July 31, 2022, are immaterial to the financial statements.

Distributions

Pursuant to the OpCo LPA Amendment, the operating partnership is required to pay to the holders of each Preferred Unit a cumulative, quarterly distribution (the “Quarterly Distribution”) at the Distribution Rate (as defined below) on the Purchase Price.

“Distribution Rate” means, for the first five years after March 30, 2021, a rate per annum equal to 8.956%, with certain increases in the Distribution Rate on each of the 5th, 6th and 7th anniversaries of March 30, 2021, subject to a maximum rate of 11.125% and certain other adjustments and exceptions.

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

On February 15, 2023 and May 15, 2023, $15.4 million of the Quarterly Distribution was paid for each quarter in cash to holders of Preferred Units. As of April 30, 2023, the Quarterly Distribution accrued was $16.9 million. The remaining Quarterly Distribution accrual of $1.5 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

On February 15, 2022 and May 15, 2022, $15.4 million of the Quarterly Distribution was paid for each quarter in cash to holders of Preferred Units. As of April 30, 2022, the Quarterly Distribution accrued was $16.9 million. The remaining Quarterly Distribution accrued of $1.5 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

Tax Distributions

For any quarter in which the operating partnership makes a Quarterly Distribution in PIK Units in lieu of cash, it will be required to make a subsequent cash tax distribution for such quarter in an amount equal to the (i) the lesser of (x) 25% and (y) the highest combined federal, state and local tax rate applicable for corporations organized in New York, multiplied by (ii) the excess (if any) of (A) one-fourth (1/4th) of the estimated taxable income to be allocated to the holders of Preferred Units for the year in which the Quarterly Tax Payment Date (which refers to certain specified dates that next follow a Quarterly Distribution date on which PIK Units were issued) occurs, over (B) any cash paid on the Quarterly Distribution date immediately preceding the Quarterly Tax Payment Date on which a quarterly tax amount would otherwise be paid (such amount, the “Tax Distribution”). Tax Distributions are treated as advances against, and reduce, future cash distributions for any reason, including payments in redemption of Preferred Units or PIK Units, or payments to the holders in their capacity as such pursuant to any side letter or other agreement.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through April 30, 2023.

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

Board Rights

The holders of Class B Units will be permitted to designate one independent director to the Board of the general partner in accordance with a voting agreement among the general partner, Ferrell Companies, Inc. (“FCI”), the sole stockholder of the general partner, and the holders of the Class B Units and the general partner's bylaws.

Class A Units

As of April 30, 2023 and July 31, 2022, Class A Units were beneficially owned by the following:

	April 30, 2023	July 31, 2022
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	James E. Ferrell is the Chief Executive Officer and President of our general partner; and is the Chairman of the Board of Directors of our general partner and a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the nine months ended April 30, 2023 and 2022. On April 7, 2023, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Class B Unitholders. On October 8, 2021, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Class B Unitholders. See Note M “Net earnings (loss) per unitholders’ interest” for additional information.

Accumulated other comprehensive (loss) income (“AOCI”)

See Note J “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2023 and 2022.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2023 and 2022, the general partner made non-cash contributions of $44.0 thousand and $49.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

The operating partnership has recognized the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
Ferrellgas Partners	$50,000	$—	$50,000	$50,000
General partner	—	—	—	—

See additional discussions about transactions with related parties in Note K “Transactions with related parties.”

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest (excluding the interest attributable to the Preferred Units) concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2023 and 2022, the general partner made non-cash contributions of $22.0 thousand and $25.0 thousand, respectively, to the operating partnership to maintain its 1.0101% general partner interest.

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

Ferrellgas Partners

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
Retail - Sales to End Users	$431,538	$478,807	$1,195,961	$1,228,062
Wholesale - Sales to Resellers	123,532	137,148	388,154	405,713
Other Gas Sales	3,977	6,256	12,662	18,644
Other	28,300	25,332	87,802	74,568
Propane and related equipment revenues	$587,347	$647,543	$1,684,579	$1,726,987

The operating partnership

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
Retail - Sales to End Users	$431,538	$478,807	$1,195,961	$1,228,062
Wholesale - Sales to Resellers	123,532	137,148	388,154	405,713
Other Gas Sales	3,977	6,256	12,662	18,644
Other	28,300	25,332	87,802	74,566
Propane and related equipment revenues	$587,347	$647,543	$1,684,579	$1,726,985

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	April 30, 2023	July 31, 2022
Contract assets	$20,876	$11,935
Contract liabilities
Deferred revenue (1)	$40,051	$47,929
(1)	Of the beginning balance of deferred revenue, $35.4 million was recognized as revenue during the nine months ended April 30, 2023.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2023 and July 31, 2022:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2023:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$8,693	$—	$8,693
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(16,052)	$—	$(16,052)

July 31, 2022:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$51,267	$—	$51,267
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(12,960)	$—	$(12,960)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the nine months ended April 30, 2023 and the fiscal year ended July 31, 2022.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2023 and July 31, 2022, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,299.6 million and $1,327.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2023 and 2022, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as April 30, 2023 and July 31, 2022:

	Final	April 30, 2023
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$8,463	Other current liabilities	$14,381
Commodity derivatives-propane		Other assets, net	230	Other liabilities	1,671
		Total	$8,693	Total	$16,052

	Final	July 31, 2022
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$43,015	Other current liabilities	$11,840
Commodity derivatives-propane		Other assets, net	8,252	Other liabilities	1,120
		Total	$51,267	Total	$12,960

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2023 and July 31, 2022:

	April 30, 2023
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$15,225	Broker margin deposit liability	$6,207
	Other assets, net	2,813	Other liabilities	—
	Total	$18,038	Total	$6,207

	July 31, 2022
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$12,338	Broker margin deposit liability	$32,805
	Other assets, net	4,797	Other liabilities	7,110
	Total	$17,135	Total	$39,915

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2023 and 2022 due to derivatives designated as cash flow hedging instruments:

For the three months ended April 30, 2023
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(10,621)	Cost of sales - propane and other gas liquids sales	$(13,450)	$—

For the three months ended April 30, 2022
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$29,355	Cost of sales - propane and other gas liquids sales	$44,145	$—

For the nine months ended April 30, 2023
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(53,044)	Cost of sales - propane and other gas liquids sales	$(7,378)	$—

For the nine months ended April 30, 2022
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$84,427	Cost of sales - propane and other gas liquids sales	$96,965	$—

Accumulated other comprehensive (loss) income

Ferrellgas Partners

The changes in derivatives included in AOCI for the nine months ended April 30, 2023 and 2022 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2023	2022
Beginning balance attributable to Ferrellgas Partners, L.P.	$37,907	$88,866
Change in value of risk management commodity derivatives	(53,044)	84,427
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	7,378	(96,965)
Less: amount attributable to noncontrolling interests	461	126
Ending balance attributable to Ferrellgas Partners, L.P.	$(7,298)	$76,454

The operating partnership

The changes in derivatives included in AOCI for the nine months ended April 30, 2023 and 2022 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2023	2022
Beginning balance	$38,307	$89,786
Change in value of risk management commodity derivatives	(53,044)	84,427
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	7,378	(96,965)
Ending balance	$(7,359)	$77,248

Ferrellgas expects to reclassify net losses of approximately $5.9 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the nine months ended April 30, 2023 and 2022, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2023, Ferrellgas had financial derivative contracts covering 1.7 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2023, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2023.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
Operating expense	$77,876	$73,224	$233,585	$209,976

General and administrative expense	$7,869	$6,898	$23,528	$21,913

See additional discussions about transactions with the general partner and related parties in Note G “Equity (Deficit).”

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

Ferrellgas and Bridger have been named, along with two former officers (“Rios and Gamboa”), in a lawsuit (the “EDPA Lawsuit”) filed by Eddystone Rail Company (“Eddystone”) on February 2, 2017 in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”). On December 10, 2021, the Court dismissed Eddystone’s claims against Rios and Gamboa, pursuant to a settlement agreement with Eddystone. Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger. The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached both an implicit contract as well as fiduciary duties allegedly owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. If Eddystone ultimately prevails, however, Ferrellgas believes that the amount of damages awarded could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim.

The Court decided summary judgment motions in March 2022 and the three segments of the bench trial were completed in September 2022, December 2022 and February 2023, respectively. The Court set a briefing schedule through May 2023 and closing arguments for August 2023. Management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

Long-term debt related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note E “Debt” for a description of these debt obligations and a schedule of future maturities.

M.    Net earnings per unitholders’ interest

Below is a calculation of the basic and diluted net earnings per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022

	(in thousands, except per unit amounts)
Net earnings attributable to Ferrellgas Partners, L.P.	$72,427	$67,586	$165,982	$167,385
Less: Distributions to preferred unitholders	15,590	15,558	48,063	49,037
Less: Distributions to Class B unitholders	49,998	—	49,998	49,998
Less: Allocation of undistributed net earnings to Class B units	—	44,017	49,653	50,009
Less: General partner's interest in net earnings	724	675	1,660	1,673
Undistributed net earnings attributable to Class A unitholders	6,115	7,336	16,608	16,668
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6	4,857.6
Basic and diluted net earnings per Class A Unit	$1.26	$1.51	$3.42	$3.43

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

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2023	July 31, 2022
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$—	$1,706
Total current liabilities	$—	$1,706

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	41,849	39,486
Accumulated deficit	(42,849)	(42,192)
Total stockholder’s equity (deficit)	—	(1,706)
Total liabilities and equity (deficit)	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
General and administrative expense	$225	$665	$657	$2,080

Net loss	$(225)	$(665)	$(657)	$(2,080)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(657)	$(2,080)
Changes in operating assets and liabilities:
Other current liabilities	(1,706)	1,382
Cash used in operating activities	(2,363)	(698)

Cash flows from financing activities:
Capital contribution	2,363	—
Cash provided by financing activities	2,363	—

Net change in cash	—	(698)
Cash - beginning of period	—	1,000
Cash - end of period	$—	$302

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of April 30, 2023, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Partners Finance Corp.’s condensed financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2023	July 31, 2022
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	103,650	103,928
Accumulated deficit	(104,650)	(104,928)
Total stockholder's equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
General and administrative expense	$225	$932	$278	$2,400

Net loss	$(225)	$(932)	$(278)	$(2,400)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(278)	$(2,400)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	1,110
Cash used in operating activities	(278)	(1,290)

Cash flows from financing activities:
Capital contribution	278	319
Cash provided by financing activities	278	319

Net change in cash	—	(971)
Cash - beginning of period	—	1,100
Cash - end of period	$—	$129

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

B.    Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of April 30, 2023 and July 31, 2022, the Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021.

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

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, the operating partnership and Ferrellgas Partners Finance Corp. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Class B Units and the Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. For information regarding the economic and other terms of the Class B Units and the Preferred Units, see Note G “Equity (Deficit)” and Note F “Preferred units” to our condensed consolidated financial statements included elsewhere herein.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2024 and 2025 sales commitments and, as of April 30, 2023, we have experienced net mark-to-market losses of approximately $7.4 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive (loss) income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2023, we estimate 93% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended April 30, 2023 and 2022

During the three months ended April 30, 2023 and 2022, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $72.4 million and $67.6 million, respectively. This $4.8 million increase was primarily driven by a $10.4 million increase in “Gross margin” partially offset by a $5.3 million increase in “General and administrative expense.”

Distributable cash flow attributable to equity investors increased to $99.3 million for the three months ended April 30, 2023 compared to $86.4 million for the prior year period, primarily due to an $8.5 million increase in Adjusted EBITDA and a $4.2 million decrease in net cash interest expense.

For the three months ended April 30, 2023 and 2022, distributable cash flow excess was $31.8 million and $69.0 million, respectively. This $37.2 million decrease was primarily due to a $49.9 million distribution paid to Class B Unitholders in the third fiscal quarter partially offset by the $12.9 million increase in distributable cash flow attributable to equity investors noted above.

For the nine months ended April 30, 2023 and 2022

During the nine months ended April 30, 2023 and 2022, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $166.0 million and $167.4 million, respectively. This $1.4 million decrease was primarily driven by increases of $42.2 million in “Operating expense-personnel, vehicle, plant and other,” $14.8 million in “General and administrative expense” and $4.1 million in “Depreciation and amortization expense.” Additionally, we recognized a $2.9 million loss compared to a $6.6 million gain on asset sales and disposals during the nine months ended April 30, 2023 and 2022, respectively. These unfavorable variances were partially offset by a $69.6 million increase in “Gross margin,” and a $2.0 million decrease in “Interest expense.”

Distributable cash flow attributable to equity investors increased to $252.9 million for the nine months ended April 30, 2023 compared to $223.1 million for the prior year period, primarily due to a $25.3 million increase in Adjusted EBITDA and an $8.1 million decrease in net cash interest expense, which was partially offset by a $2.3 million increase in maintenance capital expenditures and a $1.3 million decrease in proceeds from asset sales.

For the nine months ended April 30, 2023 and 2022, distributable cash flow excess was $149.7 million and $119.6 million, respectively. This $30.1 million increase was primarily due to the $29.8 million increase in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2023	2022	2023	2022
Total revenues	$587,347	$647,543	$1,684,579	$1,726,987

Total cost of sales	295,499	366,134	865,091	977,052

Operating expense - personnel, vehicle, plant and other	147,477	147,293	434,572	392,418
Depreciation and amortization expense	23,753	23,067	69,453	65,306
General and administrative expense	16,213	10,962	54,161	39,321
Operating expense - equipment lease expense	5,861	5,775	17,471	17,487
Non-cash employee stock ownership plan compensation charge	767	776	2,212	2,436
Loss (gain) on asset sales and disposals	958	1,299	2,928	(6,566)
Operating income	96,819	92,237	238,691	239,533
Interest expense	(24,297)	(23,965)	(72,483)	(74,499)
Other income, net	852	99	1,865	4,406
Earnings before income taxes	73,374	68,371	168,073	169,440
Income tax expense	367	248	888	825
Net earnings	73,007	68,123	167,185	168,615
Net earnings attributable to noncontrolling interest	580	537	1,203	1,230
Net earnings attributable to Ferrellgas Partners, L.P.	$72,427	$67,586	$165,982	$167,385

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and nine months ended April 30, 2023 and 2022:

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2023	2022	2023	2022
Net earnings attributable to Ferrellgas Partners, L.P.	$72,427	$67,586	$165,982	$167,385
Income tax expense	367	248	888	825
Interest expense	24,297	23,965	72,483	74,499
Depreciation and amortization expense	23,753	23,067	69,453	65,306
EBITDA	120,844	114,866	308,806	308,015
Non-cash employee stock ownership plan compensation charge	767	776	2,212	2,436
Loss (gain) on asset sales and disposals	958	1,299	2,928	(6,566)
Other income, net	(852)	(99)	(1,865)	(4,406)
Severance costs	—	49	644	546
Legal fees and settlements related to non-core businesses	3,295	(303)	17,274	4,635
Net earnings attributable to noncontrolling interest	580	537	1,203	1,230
Adjusted EBITDA	125,592	117,125	331,202	305,890
Net cash interest expense (a)	(21,426)	(25,654)	(64,297)	(72,393)
Maintenance capital expenditures (b)	(5,208)	(5,477)	(15,415)	(13,116)
Cash paid for income taxes	(217)	(243)	(713)	(650)
Proceeds from certain asset sales	591	642	2,079	3,368
Distributable cash flow attributable to equity investors	99,332	86,393	252,856	223,099
Less: Distributions accrued or paid to preferred unitholders	15,590	15,715	48,063	49,037
Distributable cash flow attributable to general partner and non-controlling interest	(1,986)	(1,720)	(5,056)	(4,462)
Distributable cash flow attributable to Class A and B unitholders	81,756	68,958	199,737	169,600
Less: Distributions paid to Class A and B unitholders (c)	49,998	—	49,998	49,998
Distributable cash flow excess	$31,758	$68,958	$149,739	$119,602
(a)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(c)	The Company did not pay any distributions to Class A unitholders during the first three quarters of fiscal 2023 or fiscal 2022.

Operating Results for the three months ended April 30, 2023 and 2022

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2023	2022	Increase (Decrease)
As of April 30,
Retail customers	672,280	695,287	(23,007)	(3)%
Tank exchange selling locations	61,243	60,663	580	1%

(amounts in thousands)
Three months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	182,937	198,783	(15,846)	(8)%
Wholesale - Sales to Resellers	51,015	52,943	(1,928)	(4)%
	233,952	251,726	(17,774)	(7)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$431,538	$478,807	$(47,269)	(10)%
Wholesale - Sales to Resellers	123,532	137,148	(13,616)	(10)%
Other Gas Sales (a)	3,977	6,256	(2,279)	(36)%
Other (b)	28,300	25,332	2,968	12%
Propane and related equipment revenues	$587,347	$647,543	$(60,196)	(9)%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$217,583	$200,222	$17,361	9%
Wholesale - Sales to Resellers (a)	49,638	59,031	(9,393)	(16)%
Other (b)	24,627	22,156	2,471	11%
Propane and related equipment gross profit	$291,848	$281,409	$10,439	4%

Operating, general and administrative expense (d)	$163,690	$158,255	$5,435	3%
Operating expense - equipment lease expense	5,861	5,775	86	1%

Operating income	$96,819	$92,237	$4,582	5%

Depreciation and amortization expense	23,753	23,067	686	3%
Non-cash employee stock ownership plan compensation charge	767	776	(9)	(1)%
Loss (gain) on asset sales and disposals	958	1,299	(341)	(26)%
Legal fees and settlements related to non-core businesses	3,295	(303)	3,598	NM
Severance costs	—	49	(49)	NM
Adjusted EBITDA	$125,592	$117,125	$8,467	7%

NM – Not meaningful

(a)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(b)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the three months ended April 30, 2023 decreased 7%, or 17.8 million gallons, compared to the prior year period. Average temperatures (measured by heating degree days) were 5.8% warmer than normal (based on NOAA’s ten-year average) during the three months ended April 30, 2023 and 5.4% warmer than the three months ended April 30, 2022.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended April 30, 2023 averaged 40.4% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 41.7% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.81 and $1.36 per gallon during the three months ended April 30, 2023 and 2022, respectively, while the wholesale market price at Conway, Kansas averaged $0.77 and $1.32 per gallon during the three months ended April 30, 2023 and 2022, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon.

Revenues

Retail sales decreased compared to the prior year period with a $47.3 million decrease. Gallons sold decreased 15.8 million gallons, or 8%, compared to the prior year period. The decline corresponded with near record warmer weather which reduced customer demand.

Wholesale sales decreased $13.6 million compared to the prior year period. Wholesale gallons sold decreased 1.9 million gallons, or 4%, compared to the prior year period.

Other gas sales decreased $2.3 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $3.0 million compared to the prior year period primarily due to revenue from services to customers provided in support of final mile delivery operations.

Gross margin - Propane and other gas liquids sales

Gross margin increased $8.0 million primarily due to a $71.1 million decrease in related cost of sales as a result of decreases in price per gallon, which was partially offset by a $63.2 million decrease in revenue, both as discussed above. Margin per gallon for the quarter increased by $0.11, or 11%, compared to the prior year period.

Gross margin - other

Gross margin increased $2.5 million compared to the prior year period primarily due to service labor and delivery charges billed to customers and increased tank rental income.

Operating income

Operating income increased $4.6 million primarily due to a $10.4 million increase in “Gross margin.” This was partially offset by a $5.3 million increase in “General and administrative expense.” After excluding a $3.6 million increase in legal fees related to non-core businesses, “General and administrative expense” increased by $1.7 million compared to the prior year period.

Adjusted EBITDA

Adjusted EBITDA increased $8.5 million primarily due to the $4.6 million increase in operating income discussed above and EBITDA adjustments related to an increase of $3.6 million of “Legal fees and settlements related to non-core businesses.”

Operating Results for the nine months ended April 30, 2023 and 2022

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2023	2022	Increase (Decrease)
As of April 30,
Retail customers	672,280	695,287	(23,007)	(3)%
Tank exchange selling locations	61,243	60,663	580	1%

(amounts in thousands)
Nine months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	514,995	529,884	(14,889)	(3)%
Wholesale - Sales to Resellers	155,829	158,955	(3,126)	(2)%
	670,824	688,839	(18,015)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,195,961	$1,228,062	$(32,101)	(3)%
Wholesale - Sales to Resellers	388,154	405,713	(17,559)	(4)%
Other Gas Sales (a)	12,662	18,644	(5,982)	(32)%
Other (b)	87,802	74,568	13,234	18%
Propane and related equipment revenues	$1,684,579	$1,726,987	$(42,408)	(2)%

Gross Margin -
Propane and other gas liquids sales gross margin: (c)
Retail - Sales to End Users (a)	$588,612	$521,132	$67,480	13%
Wholesale - Sales to Resellers (a)	155,766	164,578	(8,812)	(5)%
Other (b)	75,110	64,225	10,885	17%
Propane and related equipment gross profit	$819,488	$749,935	$69,553	9%

Operating, general and administrative expense (d)	$488,733	$431,739	$56,994	13%
Operating expense - equipment lease expense	17,471	17,487	(16)	(0)%

Operating income	$238,691	$239,533	$(842)	(0)%

Depreciation and amortization expense	69,453	65,306	4,147	6%
Non-cash employee stock ownership plan compensation charge	2,212	2,436	(224)	(9)%
Loss (gain) on asset sales and disposals	2,928	(6,566)	9,494	(145)%
Legal fees and settlements related to non-core businesses	17,274	4,635	12,639	273%
Severance costs	644	546	98	18%
Adjusted EBITDA	$331,202	$305,890	$25,312	8%
(a)	Gross margin for “Other Gas Sales” is allocated to Gross margin "Retail - Sales to End Users" and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(b)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(c)	Gross margin from “Propane and other gas liquids sales” represents "Revenues - Propane and other gas liquids sales" less "Cost of sales - Propane and other gas liquids sales" and does not include depreciation and amortization.
(d)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the nine months ended April 30, 2023 decreased 3%, or 18.0 million gallons compared to the prior year period. Average temperatures (measured by heating degree days) were 5.1% warmer than normal (based on NOAA’s ten-year average) during the nine months ended April 30, 2023 but 0.1% cooler than the nine months ended April 30, 2022.

Our wholesale sales price per gallon partially correlates change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the nine months ended April 30, 2023 averaged 31.8% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 31.2% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.86 and $1.26 per gallon during the nine months ended April 30, 2023 and 2022, respectively, while the wholesale market price at Conway, Kansas averaged $0.86 and $1.25 per gallon during the nine months ended April 30, 2023 and 2022, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon and therefore revenues.

Revenues

Retail sales decreased $32.1 million compared to the prior year period corresponding to a 3% decrease in gallons sold. This decline was primarily driven by the decrease in sales price per gallon, as discussed above, as well as a 3% decrease in retail customers compared to the prior year period.

Wholesale sales decreased $17.6 million compared to the prior year period corresponding to a 2% decrease in gallons sold as compared to the prior year period.

Other gas sales decreased $6.0 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $13.2 million compared to the prior year period primarily due to revenue from services to customers provided in support of final mile operations.

Gross margin – Propane and other gas liquid sales

Gross margin increased $58.7 million primarily due to a $114.3 million decrease in related cost of sales as a result of decreases in price per gallon, which was partially offset by a $55.6 million decrease in revenue, as discussed above.

Gross margin – other

Gross margin increased $10.9 million compared to the prior year period primarily due to service labor and delivery charges billed to customers and increased tank rental income.

Operating income

Operating income decreased $0.8 million primarily due to a $57.0 million increase in “Operating, general and administrative expense” and a $4.1 million increase in “Depreciation and amortization expense.” The $9.5 million change in “Loss (gain) on asset sales and disposals” primarily related to the prior year gain for the derecognition of a lease liability and related asset. These decreases were partially offset by a $58.7 million increase in “Gross margin - Propane and other gas liquid sales” and a $10.9 million increase in “Gross margin – other,” both as discussed above.

“Operating, general and administrative expense” increased due to a $42.2 million increase in “Operating expense – personnel, vehicle, plant and other” and a $14.8 million increase in “General and administrative expense.” “Operating expense – personnel, vehicle, plant and other” increased primarily due to increases in personnel expenses and higher fleet and fuel costs. “General and administrative expense,” after excluding a $12.6 million increase in legal fees related to non-core businesses, increased $2.2 million.

Adjusted EBITDA

Adjusted EBITDA increased $25.3 million primarily due to EBITDA adjustments related to an increase of $12.6 million of “Legal fees and settlements related to non-core businesses” and a decrease of $9.5 million in gain on asset sales and disposals in addition to a $2.5 million decrease in “Other income, net.”

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. As of April 30, 2023, our total liquidity was $369.5 million, which was comprised of $93.5 million in unrestricted cash and $276.0 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of April 30, 2023, letters of credit outstanding totaled $74.0 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of April 30, 2023, we had $11.1 million of restricted cash consisting of a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended April 30, 2023 to the twelve months ended January 31, 2023 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (a) (b)
Nine months ended April 30, 2023	$252,856	$204,793	$48,063	5.3x
Fiscal 2022	226,776	161,489	65,287
Less: Nine months ended April 30, 2022	223,099	174,062	49,037
Twelve months ended April 30, 2023	$256,533	$192,220	$64,313	4.0x

Twelve months ended January 31, 2023	243,594	179,156	64,438	3.8x
Change	$12,939	$13,064	$(125)	NM
(a)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.
(b)	NM – Not Meaningful

For the twelve months ended April 30, 2023, distributable cash flow attributable to equity investors increased $12.9 million compared to the twelve months ended January 31, 2023. As of April 30, 2023, the accrued quarterly distribution to Preferred Unitholders was $16.9 million. We paid $15.4 million of this distribution on May 15, 2023. The remaining $1.5 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment.

We did not pay any cash distributions to our Class A Unitholders during fiscal 2023 or fiscal 2022. On April 7, 2023, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Class B Unitholders. This distribution increased the aggregate cash distributions to approximately $150.0 million to its Class B Unitholders paid to date. Cash reserves, which we utilize to meet future anticipated expenditures, were $192.2 million and $179.2 million for the twelve months ended April 30, 2023 and January 31, 2023, respectively.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $143.2 million and $128.2 million for the nine months ended April 30, 2023 and 2022, respectively. The $15.0 million increase in cash provided by operating activities was primarily due to a $28.3 million decrease in working capital requirements, an $11.9 million increase in cash flow from operations, and a $12.9 million inflow associated with other assets and liabilities. These changes were partially offset by a $28.2 million increase in requirements for other current liabilities, an $8.3 million increase in requirements for prepaid expenses, and a $1.6 million increase in requirements for accrued interest expense.

The $28.3 million decrease in working capital requirements was primarily due to a $29.6 million decrease in inventory requirements and a $39.6 million decrease in requirements for accounts and notes receivable, net. These decreases were partially offset by an increase of $40.9 million in requirements for accounts payable.

The $11.9 million increase in cash flow from operations was primarily due to a $2.0 million decrease in interest expense and a $69.5 increase in gross profit, which was partially offset by an increase of $42.2 million in operating expenses, a $14.9 million increase in “General and administrative expense,” and a $2.5 million decrease in “Other income, net.” The $28.2 million increase in net cash used in operations related to other current liabilities was primarily driven by changes in the broker margin deposit liability and the price risk management liability.

The operating partnership

Net cash provided by operating activities was $143.0 million and $128.2 million for the nine months ended April 30, 2023 and 2022, respectively. The $14.8 million increase in cash provided by operating activities was primarily due to a $28.2 million decrease in working capital requirements, a $9.7 million increase in cash flow from operations, and a $15.0 million inflow associated with other assets and liabilities. These changes were partially offset by a $28.2 million increase in requirements for other current liabilities, an $8.3 million increase in requirements for prepaid expenses, and a $1.6 million increase in requirements for accrued interest expense.

The $28.2 million decrease in working capital requirements was primarily due to a $29.5 million decrease in inventory requirements and a $39.6 million decrease in requirements for accounts and notes receivable, net. These decreases were partially offset by an increase of $40.9 million in requirements for accounts payable.

The $9.7 million increase in cash flow from operations was primarily due to a $2.0 million decrease in interest expense and a $69.5 increase in gross profit, which was partially offset by an increase of $42.2 million in operating expenses, a $14.8 million increase in “General and administrative expense,” and a $4.8 million decrease in “Other income, net.” The $28.2 million increase in net cash used in operations related to other current liabilities was primarily driven by changes in the broker margin deposit liability and the price risk management liability.

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

Net cash used in investing activities was $92.2 million and $76.8 million for the nine months ended April 30, 2023 and 2022, respectively. The $15.4 million increase in net cash used in investing activities was primarily due to increases of $14.5 million in “Business acquisitions, net of cash acquired” and $0.6 million in “Capital expenditures.”

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $105.0 million and $104.2 million for the nine months ended April 30, 2023 and 2022, respectively. The $0.8 million increase in cash used in financing activities was primarily due to a $1.0 million increase in preferred unit distributions over the prior year period offset by a decrease of $0.3 million in cash payments for financing costs.

Letters of credit outstanding at April 30, 2023 and July 31, 2022 totaled $74.0 million and $87.6 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2023, we had available borrowing capacity under our Credit Facility of $276.0 million.

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

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution to Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million, which was the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after March 30, 2021 is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note G “Equity (Deficit)” in the notes to condensed consolidated financial statements.

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to the Class B Unitholders. On April 7, 2023, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Class B Unitholders. During fiscal 2022, on October 8, 2021 and July 8, 2022, Ferrellgas Partners made cash distributions aggregating in total to approximately $100.0 million to the Class B Unitholders. The aggregate total paid to date to the Class B Unitholders approximates $150.0 million. These distributions to Class B Unitholders were made without making any distribution to Class A Unitholders and the general partner.

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

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the nine months ended April 30, 2023 and 2022, except for the distributions to Class B Unitholders described above.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners and the general partner will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and 2029 Notes, the credit agreement (the “Credit Agreement”) that provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million, and the OpCo LPA Amendment which sets forth the preferences, rights, privileges and other terms governing the Preferred Units each contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note E “Debt” and Note F “Preferred units” for a discussion of these limitations. In our Annual Report on Form 10-K for fiscal 2022, see “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to the covenants.”

Preferred unit distributions

Pursuant to the OpCo LPA Amendment, the operating partnership is required to pay to the holders of each Preferred Unit a cumulative, quarterly distribution (the “Quarterly Distribution”) at the Distribution Rate (as defined below) on the unit purchase price of such Preferred Unit, which is $1,000 per unit.

“Distribution Rate” means, for the first five years after March 30, 2021, a rate per annum equal to 8.956%, with certain increases in the Distribution Rate on each of the 5th, 6th and 7th anniversaries of March 30, 2021, subject to a maximum rate of 11.125% and certain other adjustments and exceptions.

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

As of April 30, 2023, the Quarterly Distribution accrued was $16.9 million. On May 15, 2023, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $1.5 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. As of April 30, 2022, the Quarterly Distribution accrued was $16.9 million. On May 15, 2022, $15.4 million of the Quarterly Distribution was paid in cash to holders of the Preferred Units. The remaining Quarterly Distribution accrued of $1.5 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters referred to above.

Preferred unit tax distributions

For any quarter in which the operating partnership makes a Quarterly Distribution in PIK Units in lieu of cash, it shall make a subsequent cash tax distribution for such quarter in an amount equal to the (i) the lesser of (x) 25% and (y) the highest combined federal, state and local tax rate applicable for corporations organized in New York, multiplied by (ii) the excess (if any) of (A) one-fourth (1/4th) of the estimated taxable income to be allocated to the holders of Preferred Units for the year in which the Quarterly Tax Payment Date (which refers to certain specified dates that next follow a Quarterly Distribution date on which PIK Units were issued) occurs, over (B) any cash paid on the Quarterly Distribution date immediately preceding the Quarterly Tax Payment Date on which a quarterly tax amount would otherwise be paid (such amount, the “Tax Distribution”). Tax Distributions are treated as advances against, and reduce, future cash distributions for any reason, including payments in redemption of Preferred Units or PIK Units, or payments to the holders in their capacity as such pursuant to any side letter or other agreement.

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders during the nine months ended April 30, 2023 and 2022.

On April 7, 2023, Ferrellgas Partners paid a cash distribution to holders of the Class B Units in the amount of $38.46 per Class B Unit or approximately $49.9 million in the aggregate.

On March 15, 2023, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $49.9 million, which Ferrellgas Partners used to pay the April 7, 2023 distribution to its Class B Unitholders described above.

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

As permitted by the Amended Ferrellgas Partners LPA as described above, Ferrellgas Partners made these distributions solely to Class B Unitholders without any contemporaneous distributions to Class A Unitholders and the general partner. The operating partnership also paid cash distributions for the nine months ended April 30, 2023 and 2022 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for distributions by Ferrellgas Partners related to the Class B Units.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $257.1 million for the nine months ended April 30, 2023, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the nine months ended April 30, 2023 and 2022, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of April 30, 2023, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2022. For additional information regarding our debt obligations, see Note E “Debt” to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2023. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2023 and July 31, 2022 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $6.0 million and $20.6 million as of April 30, 2023 and July 31, 2022, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $74.0 million and $87.6 million as of April 30, 2023 and July 31, 2022, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2022. During the nine months ended April 30, 2023, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of April 30, 2023.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2023, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2023, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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
10.1

Second Amendment to Credit Agreement, dated as of May 23, 2023, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 24, 2023.

10.2

Third Amendment to Credit Agreement, dated as of May 23, 2023, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 24, 2023.

* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 14, 2023	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President;
Chairman of the Board of Directors

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 14, 2023	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 14, 2023	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer and President; Chairman of the Board of Directors

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 14, 2023	By	/s/ James E. Ferrell
James E. Ferrell
Chief Executive Officer, President, and Sole Director

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)