Form 10-K
period 2023-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2023-09-29
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the OTC Pink Market on such date, was approximately $30,233,779. There is no aggregate market value of the common equity of Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2023, the registrants had common units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended July 31, 2023 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

To help investors understand the differences between Ferrellgas Partners and the operating partnership, this report provides separate consolidated financial statements for Ferrellgas Partners and the operating partnership. Noncontrolling interests, Class A Units, Class B Units, shareholders' equity (deficit) and partners' deficit are the main areas of difference between the consolidated financial statements of Ferrellgas Partners and those of the operating partnership. A single set of notes to consolidated financial statements is presented that includes separate discussions for Ferrellgas Partners and the operating partnership, when applicable. A combined Management's Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents combined information and discrete information related to each entity, as applicable.

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

FERRELLGAS PARTNERS, L.P.

FERRELLGAS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS FINANCE CORP.

For the fiscal year ended July 31, 2023

FORM 10-K ANNUAL REPORT

			Page
PART I			4
ITEM	1.	BUSINESS	6
ITEM	1A.	RISK FACTORS	15
ITEM	1B.	UNRESOLVED STAFF COMMENTS	31
ITEM	2.	PROPERTIES	31
ITEM	3.	LEGAL PROCEEDINGS	32
ITEM	4.	MINE SAFETY DISCLOSURES	32
PART II			33
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM	6.	RESERVED	34
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	53
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	53
ITEM	9A.	CONTROLS AND PROCEDURES	54
ITEM	9B.	OTHER INFORMATION	54
PART III			55
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	55
ITEM	11.	EXECUTIVE COMPENSATION	62
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	67
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	69
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	71
PART IV			E-1
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	E-1
ITEM	16.	FORM 10-K SUMMARY	E-5

PART I

References and Defined Terms

In this Annual Report on Form 10-K:

●	“us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” refers to Ferrellgas, Inc.;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
●	“Board of Directors” or “Board” refers to the board of directors of our general partner, except where the context indicates otherwise;
●	“GAAP” refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Class A Units” refers to the Class A Units of Ferrellgas Partners, one of which was issued for every twenty of Ferrellgas Partners’ then-outstanding common units in a 1-for-20 reverse unit split effected on March 30, 2021;
●	“Class B Units” refers to the Class B Units of Ferrellgas Partners;
●	“Preferred Units” refers to the Senior Preferred Units of the operating partnership;
●	“Unitholders” or “unitholders” refers to holders of Class A Units, holders of Class B Units or holders of Preferred Units, as indicated or as the context requires for each such reference; and
●	references to any fiscal year are to the fiscal year ended or ending on July 31 of the applicable year.

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
●the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;
●the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
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

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, the operating partnership and Ferrellgas Partners Finance Corp. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Class B Units and the Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. For information regarding the economic and other terms of the Class B Units and the Preferred Units, see Note J “Equity (Deficit)” and Note I “Preferred units” to our consolidated financial statements included elsewhere herein.

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

Business

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2023 and a leading national provider of propane by portable tank exchange.

We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers. Our operations primarily include the distribution and sale of propane and related equipment and supplies in all 50 states, the District of Columbia and Puerto Rico. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are delivered primarily through a network of partnership-owned distribution outlets and to a lesser extent through independently-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural while our market areas for our industrial/commercial and portable tank exchange customers are generally suburban.

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

As of July 31, 2023, approximately 69% of our residential customers utilize our equipment, while the remainder own their tanks. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

In our past three fiscal years, our total annual propane sales volumes in gallons were:
Propane
sales volumes
Fiscal year ended	(in millions)
July 31, 2023	808
July 31, 2022	831
July 31, 2021	860

In fiscal 2023, no one customer accounted for 10% or more of our consolidated revenues.

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

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2023, ten suppliers accounted for approximately 57% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of sales – propane and other gas liquids sales” in our consolidated statements of operations.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2023, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 803 propane distribution locations in the United States as of July 31, 2023 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 49 service centers and 803 service units as of July 31, 2023. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

Employees

At July 31, 2023, our general partner had 4,005 full-time employees in the following areas:

Propane field operations	3,601
Centralized corporate functions	404
Total	4,005

Less than one percent of these employees are represented by an aggregate of four different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

Diversity and Inclusion

We treat each other with respect and value each individual’s unique perspective and background. We are committed to a culture where everyone belongs and diversity and inclusion drives business results. Diversity of management is crucial to our ongoing success to manage our business. As of July 31, 2023, females and ethnic groups represented the following:

	Ferrellgas Overall	Ferrellgas Leadership (1)
Females	20.2%	22.3%
Minority ethnic groups	22.6%	10.9%
Total	39.7%	31.5%
(1)	Represents all management levels.

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

Employees have the opportunity to participate in numerous volunteer efforts as we strive to give back to the communities we serve. These initiatives include:

●	Operation BBQ Relief, an organization which serves communities impacted by natural disasters, supports victims and first responders throughout the United States by supplying the propane to fuel industrial-sized smokers in addition to Blue Rhino tanks;
●	a partnership with the International Rhino Foundation, a global wildlife conservation organization, draws attention to conservation efforts;
●	a partnership with Operation Warm, a national nonprofit organization providing winter coats to children in need across the United States and Canada; and
●	providing resources for a positive long-term environmental effort in the celebration of Earth Day which ranged from planting trees to hosting battery and plastic recycling drives to multiple community service activities.

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

Trademarks and Service Marks

We market our goods and services under various trademarks and trade names, which we own or have a right to use. Those trademarks and trade names include marks or pending marks before the United States Patent and Trademark Office such as Ferrellgas, Ferrell North America, Ferrellmeter, and Fuel Life Simply. Other marks include Ferrellgas & Design, SmartFill, and SmartFill & Design. Our general partner has an option to purchase for a nominal value the trade names “Ferrellgas” and “Ferrell North America” and the trademark “Ferrellmeter” that it contributed to us during 1994, if it is removed as our general partner other than “for cause.” If our general partner ceases to serve as our general partner for any reason other than “for cause,” it will have the option to purchase our other trade names and trademarks from us for fair market value.

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks and service marks are an important part of our consistent growth in the tank exchange category. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design®, Drop, Swap and Go®, Grab Life by the HornSM, and It’s Not Just Propane. It’s Blue Rhino®.

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. (the “Partners Finance Corp.”) has nominal assets, has no employees other than officers and does not conduct any operations but has previously served and may in the future serve as a co-issuer and co-obligor for debt securities issued by Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership may be able to invest in debt securities of Ferrellgas Partners because the Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of the Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B “Contingencies and Commitments” to the Partners Finance Corp.’s financial statements. As of July 31, 2023, Ferrellgas Partners had no debt securities outstanding, and the Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

Ferrellgas Finance Corp. (the “Finance Corp.”) is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. The Finance Corp. has nominal assets, has no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership may be able to invest in debt securities of the operating partnership because the Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of the Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B “Contingencies and commitments” to the Finance Corp.’s financial statements for a discussion of the debt securities with respect to which the Finance Corp. has served and is serving as a co-issuer and co-obligor.

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

ITEM 1A.   RISK FACTORS.

Various factors exist that pose risk to our business and the risk factors listed below outline some of the most significant risks, uncertainties, and assumptions that may affect our business. These risks are categorized by: (1) those related to our business and industry, (2) those inherent in an investment in our Class A Units, Class B Units or our debt securities and others related to our capital structure and financing arrangements, (3) those arising from our partnership structure and relationship with our general partner, and (4) those related to tax. Despite their ordering, these categories are not listed by priority, significance, or materiality. Additional risks, uncertainties, and assumptions may exist that are unforeseen, or currently deemed immaterial, that create potential for a material impact on our business. You should carefully consider the risks outlined below, in addition with other information outlined or incorporated by reference in this Annual Report.

Risks Related to our Business and Industry

Weather conditions, including warm winters, dry or warm weather in the harvest season and poor weather in the grilling season, may reduce the demand for propane, which could have a material adverse effect on our results of operations, cash flows, financial condition or liquidity.

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2023, approximately 55% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance or condition. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our financial performance or condition. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

Through our supply procurement activities, we purchased approximately 57% of our propane from ten suppliers during fiscal 2023. During extended periods of colder-than-normal weather, these suppliers or other suppliers in one or more of the areas in which we operate could temporarily run out of propane, necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted, certain suppliers were to default or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

Hurricanes and other natural disasters as well as epidemic diseases or similar public health crises, illnesses or pandemics could have a material adverse effect on our business, financial condition and results of operations.

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

Similarly, epidemic diseases or similar public health crises, illnesses or pandemics or the consequences thereof may increase our operating expenses and reduce the efficiency of our operations and may have further adverse impacts on U.S. and global economic conditions, including a renewed slowdown in the U.S. economy, which could decrease demand for our products and have a material adverse effect on our results of operations and financial condition.

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

Deteriorating regional and global economic and political conditions, including U.S. sanctions on Iran oil exports and conflict, unrest and economic instability in oil producing countries and regions, and the ongoing conflict between Russia and Ukraine, may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may impair our ability to effectively market or acquire propane or impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

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

There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between jurisdictions. For example, the California Consumer Privacy Act (“CCPA”) limits how we may collect and use personal data, in addition to imposing severe statutory damages and providing consumers with a private right of action for certain data breaches. The California Privacy Rights Act (“CPRA”) amends and expands the CCPA, providing consumers with additional rights with respect to their personal data and establishing a regulatory agency dedicated to enforcing compliance. Other states, including Virginia, Colorado, and Connecticut, have enacted similar privacy legislation effective in 2023, with additional states, including Oregon, Texas, and Utah, having enacted similar privacy legislation, which would be effective in the upcoming year. The effects of the CCPA and CPRA and other states’ data privacy laws are potentially far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. It remains unclear how various provisions will be interpreted and enforced. Data privacy laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

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

Market conditions may impact our ability to access the financing markets on terms acceptable to us or at all. In addition, there are limitations on our ability to utilize fully all commitments under our Credit Facility. Availability under our Credit Facility is determined by reference to a borrowing base comprised of a combination of accounts receivable and propane inventory that fluctuates over time and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility. See Note H “Debt” to the consolidated financial statements for details. If we are unable to access the financing markets, including through our Credit Facility, we would be required to use cash on hand to fund operations and repay outstanding debt. There is no assurance that we will be able to generate sufficient cash to fund our operations and repay or refinance such debt.

Our substantial indebtedness and other financial obligations could impair our financial condition and our ability to satisfy our obligations and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have substantial indebtedness and other financial obligations. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See Note H “Debt” to the consolidated financial statements included elsewhere herein for more detail. Our long-term debt obligations do not contain any sinking fund provisions, but require aggregate principal payments, without premium, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Material Cash Requirements.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our ability to enter leasing transactions at favorable terms could also be impacted. The Indentures, the Credit Agreement and the OpCo LPA Amendment restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations then due. For more detail, see Note H “Debt” and Note I “Preferred units” to the consolidated financial statements included elsewhere herein.

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

Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.

The Indentures and the Credit Agreement contain, and any agreement that will govern debt incurred by us in the future may contain, various covenants that limit our ability to take certain actions as described in Note H “Debt” to the consolidated financial statements included elsewhere herein. These covenants also limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note I “Preferred units” for a discussion of limitations related to distributions.

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

The Preferred Units are entitled to quarterly distributions in cash or payment in kind and are redeemable at the option of the operating partnership at any time, or at the option of the holders no earlier than March 30, 2031, subject to the terms as described in more detail under Note I “Preferred units” to our consolidated financial statements included elsewhere herein.

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

In the event that no Class B Units are outstanding and the outstanding amount of Preferred Units is greater than $233.3 million after March 30, 2031, to the extent the operating partnership fails to redeem all the outstanding Preferred Units, holders of at least 1/3 of the outstanding Preferred Units will have the right to appoint a majority of the members of the board of directors of the general partner and initiate a sale of the operating partnership. These restrictions may limit our flexibility to pursue strategic opportunities.

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

The partnership agreement of Ferrellgas Partners generally allows Ferrellgas Partners to issue additional limited partner interests and other equity securities, subject to consent by holders of the Requisite Class B Units (defined as (a) if the holder that initially holds a majority of the Class B Units (the “Initial Class B Majority Holder”) holds at least 50% of the Class B Units, holders of at least 50% of the outstanding Class B Units or (b) if the Initial Class B Majority Holder holds less than 50% of the Class B Units, holders of at least one-third of the outstanding Class B Units). When Ferrellgas Partners issues additional equity securities, a unitholder’s proportionate partnership interest in such class will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of such units. The issuance of additional units will also diminish the relative voting strength of the previously outstanding class of units. In addition, Ferrellgas Partners may issue preferred or other securities that could have a preferred right to distributions or other priority economic terms, which could negatively affect the value of our outstanding units. See Note J “Equity (Deficit)” to the consolidated financial statements included elsewhere herein for more information related to the Class B units.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information on partnership distributions pursuant to the Amended Ferrellgas Partners LPA. For additional discussion of the terms of the Class B Units, see Note J “Equity (Deficit)” in the notes to our consolidated financial statements included elsewhere herein. Although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders.

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

Class A Unitholders will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis. See Note J “Equity (Deficit)” to the consolidated financial statements included elsewhere herein for Board rights related to the Class B Units. Under certain circumstances, holders of the Preferred Units may have the right to appoint a majority of the Board of Directors of our general partner after March 30, 2031. See Note I “Preferred units” to the consolidated financial statements included elsewhere herein.

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

We continue to pursue a strategy to normalize our capital structure. As part of this strategy, we may engage in transactions that could have significant adverse tax consequences to our unitholders. For example, we may sell some of our assets and use the proceeds to fund capital expenditures or a redemption or conversion of our Class B Units or Preferred Units rather than distributing the proceeds to our unitholders, and some or all of our unitholders may be allocated substantial taxable income and gain resulting from the sale without receiving a cash distribution. We may also engage in transactions to reduce our existing debt or debt service costs, such as debt exchanges, debt repurchases, or modifications of our existing debt, which could result in cancellation of indebtedness income, or other income, being allocated to our unitholders as taxable income. This may cause a unitholder to be allocated taxable income with respect to our units with no corresponding distribution of cash to fund the payment of the unitholder’s resulting tax liability. The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of this income.

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

Matters in which, and reasons that, such conflicts of interest may arise include:

●	we do not have any employees and rely solely on employees of our general partner and its affiliates;
●	under the terms of the partnership agreements of Ferrellgas Partners and the operating partnership, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in providing employees to the operating partnership and rendering corporate staff and support services to us;
●	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;
●	neither the partnership agreements of Ferrellgas Partners and the operating partnership nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arm’s-length negotiations;

●	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;
●	the partnership agreements of Ferrellgas Partners and the operating partnership permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;
●	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations against itself or such affiliates;
●	our general partner may exercise its limited right to call for and purchase Class A Units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;
●	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;
●	our general partner and its affiliates have no obligation to present business opportunities to us;
●	our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however, our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and
●	James E. Ferrell was the Chief Executive Officer and President of our general partner and the Chairman of the Board of Directors of our general partner through July 31, 2023. Effective August 1, 2023, Mr. Ferrell is the Executive Chairman of our general partner and the Board of Directors of our general partner. Mr. Ferrell owns other companies with whom we may, from time to time, conduct transactions in the ordinary course of our business. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer or director of our general partner, including with respect to our relationship and conduct of business with any of Mr. Ferrell’s companies.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

We own or lease the following transportation equipment at July 31, 2023:

	% Owned	% Leased	Approximate Total
Truck tractors	59%	41%	120
Propane transport trailers	99%	1%	169
Portable tank delivery trucks	44%	56%	677
Portable tank exchange delivery trailers	89%	11%	351
Bulk propane delivery trucks	54%	46%	1,611
Pickup and service trucks	66%	34%	1,065
Passenger vehicles	60%	40%	169
Other trailers	100%	—%	286
Railroad tank cars	—%	100%	41

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. At July 31, 2023, our propane distribution locations were comprised of 49 service centers and 803 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 127 company-owned distributors and 4 independently-owned distributors at July 31, 2023. In addition, we had 12 company-owned portable tank exchange production facilities at July 31, 2023.

We owned approximately 48.4 million gallons of propane storage capacity at our propane distribution locations at July 31, 2023. We owned our land and buildings in the local markets of approximately 64% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2023.

We owned approximately 0.8 million propane tanks at July 31, 2023, most of which are located on customer property and rented to those customers. We also owned approximately 4.7 million portable propane cylinders at July 31, 2023, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2023, we leased approximately 42.3 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

At July 31, 2023, we leased 54,691 square feet of office space at our corporate headquarters in the Kansas City metropolitan area.

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

ITEM 3.     LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note P “Contingencies and commitments” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

As of August 31, 2023, we had 363 Class A Unitholders of record. That Class A Unitholder figure does not include a substantially greater number of holders who are “street name” or beneficial holders and whose units are held of record by banks, brokers, and other institutions.

Distributions by Ferrellgas Partners

We have not paid any cash distributions to Class A Unitholders or the general partner during fiscal 2023, 2022 or 2021. Ferrellgas Partners made aggregate cash distributions of approximately $49.9 million and $100.0 million to its Class B Unitholders during the years ended July 31, 2023 and 2022, respectively.

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

Recent Sales of Unregistered Equity Securities

There were none during fiscal 2023.

Purchases of Equity Securities

There were none during the fourth quarter of fiscal 2023.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Partners Finance Corp. or Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest (other than the limited partner interests represented by the Preferred Units), in the operating partnership. All of the common equity of Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Partners Finance Corp. or Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2023, there were no issuances of equity securities of the operating partnership, Partners Finance Corp. or Finance Corp.

Neither Partners Finance Corp. nor Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2023, 2022 or 2021. For information regarding distributions by the operating partnership to its partners see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” and Note I “Preferred units” and Note J “Equity (Deficit)” in the notes to the consolidated financial statements included elsewhere herein.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there existed one material difference between Ferrellgas Partners and the operating partnership:

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

Propane operations and related equipment sales

Based on our propane sales volumes in fiscal 2023, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2023 and 2024 sales commitments and, as of July 31, 2023, we have experienced net mark-to-market gains of approximately $1.1 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2023, we estimate 93% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

For the years ended July 31, 2023 and 2022

We recognized net earnings attributable to Ferrellgas Partners, L.P. of $136.9 million and $148.0 million during fiscal 2023 and 2022, respectively. This change was primarily driven by increases of $56.9 million in “Operating expenses – personnel, vehicle, plant and other,” $18.0 million in “General and administrative expense,” and $3.5 million in “Depreciation and amortization expense.” We also recognized a loss of $5.7 million in fiscal 2023 compared to a $6.6 million gain in fiscal 2022 in “Loss (gain) on disposal of assets.” These increases were partially offset by a $79.2 million increase in “Gross margin.” The increase in gross margin consists of a $69.7 million increase in “Gross margin – Propane and other gas liquid sales” and a $9.5 million increase in “Gross margin – Other.”

Distributable cash flow attributable to equity investors increased to $254.4 million in fiscal 2023 compared to $226.8 million in fiscal 2022. This increase of $27.6 million was primarily due to a $20.1 million increase in Adjusted EBITDA and a $12.7 million decrease in net cash interest expense, which was partially offset by a $3.2 million increase in maintenance capital expenditures and a $2.0 million decrease in proceeds from asset sales.

Distributable cash flow excess increased to $135.0 million in fiscal 2023 as compared to $57.0 million in fiscal 2022, primarily due to a decrease of $49.9 million in distributions paid to Class B unitholders and the $27.6 million increase in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Year ended July 31,
(amounts in thousands)	2023	2022
Total revenues	$2,026,465	$2,114,540

Total cost of sales	1,019,270	1,186,513

Operating expense - personnel, vehicle, plant and other	577,520	520,603
Depreciation and amortization expense	93,370	89,897
General and administrative expense	70,738	52,780
Operating expense - equipment lease expense	23,252	23,094
Non-cash employee stock ownership plan compensation charge	2,935	3,170
Loss (gain) on asset sales and disposals	5,691	(6,618)
Operating income	233,689	245,101
Interest expense	(97,712)	(100,093)
Other income, net	2,625	4,833
Earnings before income taxes	138,602	149,841
Income tax expense	981	981
Net earnings	137,621	148,860
Net earnings attributable to noncontrolling interest	740	867
Net earnings attributable to Ferrellgas Partners, L.P.	$136,881	$147,993

Non-GAAP Financial Measures

In this Annual Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss (gain) on asset sales and disposals, other income, net,  severance costs, legal fees and settlements related to non-core businesses, business transformation costs, and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the fiscal years indicated:

	Year ended July 31,
(amounts in thousands)	2023	2022
Net earnings attributable to Ferrellgas Partners, L.P.	$136,881	$147,993
Income tax expense	981	981
Interest expense	97,712	100,093
Depreciation and amortization expense	93,370	89,897
EBITDA	328,944	338,964
Non-cash employee stock ownership plan compensation charge	2,935	3,170
Loss (gain) on asset sales and disposals	5,691	(6,618)
Other income, net	(2,625)	(4,833)
Severance costs	644	578
Legal fees and settlements related to non-core businesses	21,751	7,938
Business transformation costs (1)	2,088	—
Net earnings attributable to noncontrolling interest	740	867
Adjusted EBITDA	360,168	340,066
Net cash interest expense (2)	(86,695)	(99,366)
Maintenance capital expenditures (3)	(20,169)	(17,019)
Cash paid for income taxes	(1,092)	(1,018)
Proceeds from certain asset sales	2,152	4,113
Distributable cash flow attributable to equity investors	254,364	226,776
Less: Distributions accrued or paid to preferred unitholders	64,314	65,287
Distributable cash flow attributable to general partner and non-controlling interest	(5,087)	(4,536)
Distributable cash flow attributable to Class A and B unitholders	184,963	156,953
Less: Distributions paid to Class A and B unitholders (4)	49,998	99,996
Distributable cash flow excess	$134,965	$56,957
(1)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an Enterprise Resource Planning (“ERP”) system as part of our business transformation initiatives.
(2)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(3)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(4)	The Company did not pay any distributions to Class A unitholders during fiscal 2023 or 2022.

Operating Results for the years ended July 31, 2023 and 2022

Propane operations and related equipment sales

The following table summarizes propane sales volumes and Adjusted EBITDA results for the fiscal years indicated:

	2023	2022	Increase (Decrease)
As of July 31,
Retail customers	648,794	672,507	(23,713)	(4)%
Tank exchange selling locations	62,158	61,505	653	1%

(amounts in thousands)
Year ended July 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	602,143	624,316	(22,173)	(4)%
Wholesale - Sales to Resellers	205,890	206,516	(626)	(0)%
	808,033	830,832	(22,799)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,374,090	$1,446,857	$(72,767)	(5)%
Wholesale - Sales to Resellers	525,528	549,058	(23,530)	(4)%
Other Gas Sales (1)	17,274	21,964	(4,690)	(21)%
Other (2)	109,573	96,661	12,912	13%
Propane and related equipment revenues	$2,026,465	$2,114,540	$(88,075)	(4)%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$696,874	$613,026	$83,848	14%
Wholesale - Sales to Resellers (1)	216,661	230,849	(14,188)	(6)%
Other (2)	93,660	84,152	9,508	11%
Propane and related equipment gross profit	$1,007,195	$928,027	$79,168	9%

Operating, general and administrative expense (4)	$648,258	$573,383	$74,875	13%
Operating expense - equipment lease expense	23,252	23,094	158	1%

Operating income	$233,689	$245,101	$(11,412)	(5)%

Depreciation and amortization expense	93,370	89,897	3,473	4%
Non-cash employee stock ownership plan compensation charge	2,935	3,170	(235)	(7)%
Loss (gain) on asset sales and disposals	5,691	(6,618)	12,309	(186)%
Legal fees and settlements related to non-core businesses	21,751	7,938	13,813	174%
Business transformation costs (5)	2,088	—	2,088	100%
Severance costs	644	578	66	11%
Adjusted EBITDA	$360,168	$340,066	$20,102	6%
(1)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(2)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(3)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(4)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and “General and administrative expense” captions in the consolidated statement of operations.
(5)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an ERP system as part of our business transformation initiatives.

Propane sales volumes during fiscal 2023 decreased 3%, or 22.8 million gallons, compared to fiscal 2022. This decrease was largely attributable to a decrease in retail gallons sold, which correlates with a 3.5% decrease in retail customers. Although temperatures for fiscal 2023 were approximately 5.7% warmer than normal, based on a 10-year average, they were only 0.5% warmer compared to fiscal 2022. Thus, the decrease in gallons sold during fiscal 2023 was primarily driven by the decline in retail customers and slightly warmer weather compared to fiscal 2022.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market prices at major supply points in Mt. Belvieu, Texas and Conway, Kansas during fiscal 2023 averaged 36% less than fiscal 2022. The wholesale market price at Mt. Belvieu, Texas averaged $0.80 and $1.25 per gallon during fiscal 2023 and fiscal 2022, respectively, while the wholesale market price at Conway, Kansas averaged $0.79 and $1.23 per gallon during fiscal 2023 and fiscal 2022, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon and therefore revenues.

Revenues

Retail sales decreased $72.8 million or 5% in fiscal 2023 compared to fiscal 2022. This decrease resulted primarily from a decrease in sales price per gallon as noted above. The decrease in revenues from retail customers was primarily in our industrial/commercial, transport and agricultural customer bases.

Wholesale sales decreased $23.5 million or 4% in fiscal 2023 compared to fiscal 2022. This decrease in sales was primarily due to the decrease in sales price per gallon, as discussed above.

Other gas sales decreased $4.7 million or 21% in fiscal 2023 compared to fiscal 2022 primarily due to the decrease in  sales price per gallon noted above.

Other revenues increased $12.9 million or 13% in fiscal 2023 compared to fiscal 2022 primarily due to increases in miscellaneous fees billed to customers, tank rental income, and sales of tanks and cylinders.

Gross margin - Propane and other gas liquids sales

Gross margin increased $69.7 million primarily due to increased retail gross margin of $83.8 million, which was primarily driven by increased margins on sales to residential customers, partially offset by a decrease of $14.2 million in wholesale gross margin. The increase in retail gross margin was primarily due to the decrease in the wholesale cost of propane, as noted above. The decrease in wholesale gross margin was primarily due to an increase in cost of sales attributable to our tank exchange business, which was driven by higher product and transportation costs.

Gross margin - other

Gross margin increased $9.5 million in fiscal 2023 compared to fiscal 2022, primarily due to the increases in Other revenues, as discussed above.

Operating income

Operating income decreased $11.4 million primarily due to a $74.9 million increase in “Operating, general and administrative expense,” and a $3.5 million increase in “Depreciation and amortization expense.” We also recognized a loss of $5.7 million in fiscal 2023 compared to a gain of $6.6 million in fiscal 2022 for a net change of $12.3 million in “Loss (gain) on assets sales and disposals.” These decreases in operating income were partially offset by a $69.7 million increase in “Gross margin - Propane and other gas liquid sales” and a $9.5 million increase in “Gross margin – other,” both as discussed above.

“Operating, general and administrative expense” increased due to a $56.9 million increase in “Operating expense – personnel, vehicle, plant and other,” and an $18.0 million increase in “General and administrative expense.” The increase in “Operating expense – personnel, vehicle, plant and other” was driven by increases of approximately $28.8 million in personnel expense from planned increases in compensation across the company and the addition of service technicians in high-growth areas. In addition, the Company had expense of $13.3 million in vehicle repairs, maintenance, and fuel costs due to continued high market costs in these growth areas for fiscal 2023. The remainder of the increase was primarily related to higher claims costs. The increase in “General and administrative expense” was primarily due to a $13.8 million increase in legal costs associated with a non-core business and $2.1 million of non-recurring costs primarily related to the implementation of an ERP system as part of our business transformation initiatives.

The $3.5 million increase in “Depreciation and amortization expense” was associated with amortization of intangible assets associated with acquisitions, capitalized tank installation costs, and finance leases.

The $12.3 million change in “Loss (gain) on asset sales and disposals” primarily related to the gain associated with the derecognition of a lease liability in fiscal 2022 compared to a loss in fiscal 2023.

Adjusted EBITDA

Adjusted EBITDA increased $20.1 million or 6% primarily due to EBITDA adjustments related to a $13.8 million increase in legal fees and settlements related to a non-core business, the $12.3 million change in “Loss (gain) on asset sales and disposals,” and $2.1 million of non-recurring business transformation costs related to the implementation of an ERP system in addition to an increase of $3.5 million in “Depreciation and amortization expense.” These increases were partially offset by the $11.4 million decrease in operating income, as discussed above.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. On March 30, 2021 the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into a credit agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. For additional discussion, see Note H “Debt” in the notes to our consolidated financial statements.

As of July 31, 2023, our total liquidity was $388.3 million, which was comprised of $126.2 million in unrestricted cash and $262.1 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of July 31, 2023, letters of credit outstanding totaled $74.0 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of July 31, 2023, we had $11.1 million of restricted cash for a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the year ended July 31, 2023 to the year ended July 31, 2022 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Year ended July 31, 2023	$254,364	$190,050	$64,314	4.0x
Year ended July 31, 2022	226,776	161,489	65,287	3.5x
Increase (decrease)	$27,588	$28,561	$(973)	0.5x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For fiscal 2023, Distributable cash flow attributable to equity investors increased $27.6 million compared to fiscal 2022, primarily due to a $20.1 million increase in Adjusted EBITDA, a $12.7 million decrease in net cash interest expense, partially offset by a $3.2 million increase in maintenance capital expenditures.

Quarterly distributions aggregating to $64.4 million were paid in cash to holders of Preferred Units during the year ended July 31, 2023. This included $1.7 million of Additional Amounts payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2023, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2023. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

We did not pay any cash distributions to our Class A Unitholders or the general partner during fiscal 2023 or fiscal 2022. Ferrellgas Partners made aggregate cash distributions of approximately $49.9 million and $100.0 million to its Class B Unitholders during the years ended July 31, 2023 and 2022, respectively. See Note R “Net earnings (loss) per unitholders’ interest” for additional information. Thus, cash reserves, which we utilize to meet future anticipated expenditures, were $190.1 million and $161.5 million, respectively, for the years ended July 31, 2023 and 2022.

Operating Activities

Ferrellgas Partners

Fiscal 2023 v Fiscal 2022

Net cash provided by operating activities was $212.3 million for fiscal 2023 compared to $160.5 million for fiscal 2022. The increase in cash provided by operating activities was primarily due to a $22.6 million decrease in working capital requirements, an $18.2 million decrease in requirements for other current liabilities, a $14.1 million inflow associated with other assets and liabilities, and a $4.9 million increase in cash flow from operations. These changes were partially offset by an increase of $6.7 million in requirements for prepaid expenses and a $1.3 million increase in accrued interest expense.

The $22.6 million decrease in working capital requirements for fiscal 2023 compared to fiscal 2022 was primarily due to a $43.9 million decrease in inventory requirements and a $10.5 million decrease in requirements for accounts and notes receivable, net. These decreases were partially offset by an increase of $31.8 million in requirements for accounts payable. The $18.2 decrease in net cash used in operations related to other current liabilities was primarily driven by changes in the broker margin deposit liability.

The increase in cash flow from operations was primarily due to a $79.2 million increase in gross profit and a $2.4 million decrease in “Interest expense.” These changes were partially offset by an increase in “Operating expense – personnel, vehicle, plant and other” of $56.9 million, an $18.0 million increase in “General and administrative expense,” and a decrease of $2.2 million in “Other income, net.”

The operating partnership

Fiscal 2023 v Fiscal 2022

Net cash provided by operating activities was $212.4 million for fiscal 2023 compared to $179.7 million for fiscal 2022. This increase in net cash provided by operating activities was primarily due to a $22.6 million decrease in working capital requirements, an $18.4 million decrease in requirements for other current liabilities, and a $2.6 million increase in cash flow from operations. These changes were partially offset by an increase of $6.7 million in requirements for prepaid expenses, a $2.9 million outflow associated with other assets and liabilities, and a $1.3 million increase in accrued interest expense.

The $22.6 million decrease in working capital requirements for fiscal 2023 compared to fiscal 2022 was primarily due to a $43.9 million decrease in inventory requirements and a $10.5 million decrease in requirements for accounts and notes receivable, net. These decreases were partially offset by an increase of $31.8 million in requirements for accounts payable. The $18.4 decrease in net cash used in operations related to other current liabilities was primarily driven by changes in the broker margin deposit liability.

The increase in cash flow from operations was primarily due to a $79.2 million increase in gross profit and a $2.4 million decrease in “Interest expense.” These changes were partially offset by an increase in “Operating expense – personnel, vehicle, plant and other” of $56.9 million, a $17.9 million increase in “General and administrative expense,” and a $4.6 million decrease in “Other income, net.”

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

Fiscal 2023 v Fiscal 2022

Net cash used in investing activities was $110.8 million for fiscal 2023 compared to $111.8 million for fiscal 2022. This decrease in net cash used in investing activities was primarily due to a $6.3 million decrease in “Capital expenditures,” partially offset by a $4.4 million increase in “Business acquisitions, net of cash acquired” and a $0.7 million decrease in “Proceeds from sale of assets.”

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

Financing Activities

Ferrellgas Partners

Fiscal 2023 v Fiscal 2022

Net cash used in financing activities was $122.9 million for fiscal 2023 compared to $171.9 million for fiscal 2022. This decrease in net cash used in financing activities was primarily due to a $50.0 million decrease in fiscal 2023 distributions to Class B unitholders compared to fiscal 2022.

The operating partnership

Fiscal 2023 v Fiscal 2022

Net cash used in financing activities was $122.9 million for fiscal 2023 compared to $191.1 million for fiscal 2022. This decrease in net cash used in financing activities was primarily due to a $69.2 million decrease in fiscal 2023 distributions to Ferrellgas Partners compared to fiscal 2022. The decrease was primarily due to one distribution being made in fiscal 2023 to Class B unitholders compared to two distributions in fiscal 2022.

Letters of credit outstanding at July 31, 2023 and July 31, 2022 totaled $74.0 million and $87.6 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of July 31, 2023, we had available borrowing capacity under our Credit Facility of $262.1 million.

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

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution to Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million, which was the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after March 30, 2021 is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note J “Equity (Deficit)” in the notes to our consolidated financial statements.

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. During fiscal 2023, on April 7, 2023, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Cash B Unitholders. During fiscal 2022, on October 8, 2021 and July 8, 2022, Ferrellgas Partners made cash distributions aggregating in total to approximately $100.0 million entirely to the Class B Unitholders. The aggregate total paid to date to the Class B Unitholders approximates $150.0 million. These distributions to Class B Unitholders were made without making any distribution to Class A Unitholders and the general partner. See “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution.”

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “OpCo Notes”), the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note H “Debt” and Note I “Preferred units” for a discussion of these limitations. See also “Risk Factors— Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements - Our ability to make cash distributions to holders of Class A Units and Class B Units is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership, which are limited by our obligations under the Indentures, the Credit Agreement and the OpCo LPA Amendment and may be limited by a variety of other factors. Accordingly, we may be unable to make cash distributions to holders of Class A Units and Class B Units.”

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

Quarterly distributions aggregating to $64.4 million were paid in cash to holders of Preferred Units during fiscal 2023. This included $1.7 million of Additional Amounts payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2023, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2023. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

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

Cash distributions paid

On April 7, 2023, Ferrellgas Partners paid cash distributions to holders of the Class B Units in the amount of $38.46 per Class B Unit or approximately $49.9 million in the aggregate for fiscal 2023. On October 8, 2021 and July 8, 2022, Ferrellgas Partners paid cash distributions to holders of the Class B Units in the amount of $38.46 per Class B Unit or approximately $100.0 million in the aggregate for fiscal 2022. The aggregate total paid to date to the Class B Unitholders approximates $150.0 million. For both fiscal 2023 and fiscal 2022, as permitted by the Amended Ferrellgas LPA as described above, Ferrellgas Partners made these distributions solely to Class B Unitholders without any contemporaneous distribution to Class A Unitholders and the general partner. Ferrellgas Partners did not pay any cash distributions to its Class A or Class B Unitholders during fiscal 2021.

The operating partnership paid cash distributions during fiscal 2023 and fiscal 2022 in respect to its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership paid cash distributions to Ferrellgas Partners of approximately $50.0 million in the aggregate during fiscal 2023, which Ferrellgas Partners used to make the April 7, 2023 distribution to Class B Unitholders described above.

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

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $342.8 million for fiscal 2023, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Term loan credit agreement between Ferrellgas Partners and the operating partnership

As discussed in Note O “Transactions with related parties” in the notes to the consolidated financial statements of the operating partnership, on January 8, 2021 Ferrellgas Partners entered into a term loan credit agreement with the operating partnership, pursuant to which the operating partnership extended to Ferrellgas Partners an unsecured, non-amortizing term loan in the aggregate principal amount of $19.9 million. The term loan bore interest at a rate of 20% per annum, and all interest on the term loan was added to the outstanding principal amount of the term loan. The term loan was scheduled to mature on July 1, 2022. During July 2021, Ferrellgas Partners made an optional prepayment of $9.0 million principal amount of the term loan. On May 16, 2022, Ferrellgas Partners repaid the operating partnership the full amount of the term loan of $15.3 million, which represented the outstanding principal and accrued interest. Additionally, Ferrellgas Partners paid the operating partnership $3.9 million for separate intercompany receivables related to expenses incurred during the 2021 debt transactions.

Related party Class A Unitholders

Related party Class A Unitholder information consisted of the following:

		Distributions
	Class A Unit	(in thousands)
	ownership at	paid during the year ended
	July 31, 2023	July 31, 2023
Ferrell Companies (1)	1,126,468	$—
FCI Trading Corp. (2)	9,784	—
Ferrell Propane, Inc. (3)	2,560	—
James E. Ferrell (4)	238,172	—
(1)	Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at July 31, 2023.
(2)	FCI Trading is an affiliate of the general partner and thus a related party.
(3)	Ferrell Propane is controlled by the general partner and thus a related party.
(4)	James E. Ferrell was the Chief Executive Officer and President of our general partner and Chairman of the Board of Directors of our General Partner through July 31, 2023. Effective August 1, 2023 he is the Executive Chairman of our general partner and the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Material Cash Requirements

The following table summarizes our future material cash requirements as of July 31, 2023:

	Payment or settlement due by fiscal year
(in thousands)	2024	2025-2026	2027-2028	Thereafter	Total
Long-term debt, including current portion (1)	$2,597	$653,839	$826,219	$—	$1,482,655
Fixed rate interest obligations (2)	83,406	166,812	96,938	48,469	395,625
Operating lease obligations (3)	17,950	25,510	9,632	13,655	66,747
Finance lease obligations (4)	16,655	17,651	1,694	11	36,011
Pension withdrawal liability (5)	284	568	568	2,812	4,232
Product purchase commitments (6)	66,624	—	—	—	66,624
Total	$187,516	$864,380	$935,051	$64,947	$2,051,894
Underlying product purchase volume commitments (in gallons)	88,132	—	—	—	88,132
(1)	We have long and short-term payment obligations under agreements such as the indentures governing our senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, see Note H “Debt” to our consolidated financial statements
(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.
(3)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.
(4)	We lease certain property, plant and equipment under noncancelable and cancelable financing leases. Amounts shown in the table represent minimum lease payment obligations under our third-party financing leases for the periods indicated.
(5)	These payments relate to a liability incurred in connection with the withdrawal from certain pension plans.
(6)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2023 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

No new accounting standards were adopted during the year ended July 31, 2023.

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

We discuss our significant accounting policies in Note B “Summary of significant accounting policies” to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2023.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2023, 2022 or 2021.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2023 or 2022, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2023 or 2022, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

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

We did not recognize any impairment losses related to our intangible assets during fiscal 2023. For additional information regarding our intangible assets, see Note B “Summary of significant accounting policies” and Note G “Goodwill and intangible assets, net” to our consolidated financial statements.

Accounting for risk management activities and derivative financial instruments

We enter into commodity forward, futures, swaps and options contracts involving propane to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of sales and operating expenses in the consolidated statements of operations or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of operations. For further discussion of derivative commodity and interest rate contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B “Summary of significant accounting policies”, Note M “Fair value measurements” and Note N “Derivative instruments and hedging activities” to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Litigation accruals and environmental liabilities

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane and, prior to the sales of midstream operations in fiscal 2018, crude oil. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business, and we are a party to several legal proceedings as described in Note P “Contingencies and commitments” to our audited consolidated financial statements. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have one reporting unit for goodwill impairment testing purposes. As of July 31, 2023, this reporting unit contains goodwill that is subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of the reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting unit as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2023. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2023 and 2022, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $9.5 million and $20.6 million as of July 31, 2023 and 2022, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest Rate Risk

At July 31, 2023, we had no variable rate indebtedness outstanding under our Credit Facility. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

ITEM 8.       FINANCIAL STATEMENTS.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of July 31, 2023.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2023, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2023.

During the most recent fiscal quarter ended July 31, 2023, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 29, 2023. Officers are appointed to their respective office or offices either annually or as needed. Except for two directors designated by certain securityholders as described below, our directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	83	1984	2016	Executive Chairman of the Board of Directors

Tamria A. Zertuche	51	N/A	2019	Chief Executive Officer and President

Michael E. Cole	59	N/A	2023	Chief Financial Officer (Principal Financial and Accounting Officer)

Pamela A. Breuckmann	47	2013	N/A	Director

Stephen M. Clifford	63	2015	N/A	Director

Joe Eby	51	2023	N/A	Director

Carney Hawks	49	2021	N/A	Director

A. Andrew Levison	67	1994	N/A	Director

Michael F. Morrissey	81	1999	N/A	Director

Edward Newberry	61	2021	N/A	Director

Craig Snyder	42	2021	N/A	Director

James E. Ferrell – Mr. Ferrell was appointed by the Board of Directors of Ferrellgas, Inc. as Executive Chairman of the Board, effective August 1, 2023, after serving as Chief Executive Officer and President since December 31, 2020. Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of Ferrellgas, Inc. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council. Mr. Ferrell brings to the Company significant experience in propane and midstream operations and valuable knowledge of the company’s operating history.

Tamria A. Zertuche – Ms. Zertuche joined Ferrellgas in 2004 when the company acquired Blue Rhino, where she was employed as Senior Director of IT. In 2010, she was added to the leadership team for the Blue Rhino brand. Ms. Zertuche was promoted again to VP of Information Technology in 2016 and to SVP of Business Operations and Chief Information Officer in 2019. In August 2020, Ms. Zertuche was promoted to Chief Operating Officer and led the transformation of the company to a high performing logistics company.  In August of 2023, Ms. Zertuche was promoted to Chief Executive Officer and President of the Company.

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

Michael E. Cole – Mr. Cole joined the Ferrellgas financial team in 2023 and was appointed to Chief Financial Officer and Treasurer of the General Partner on February 20, 2023. Prior to joining Ferrellgas, Mr. Cole most recently served as Senior Vice President, Chief Financial Officer and Treasurer of NV Energy, Inc., a Berkshire Hathaway Energy-owned utility based in Las Vegas with two operating subsidiaries, Nevada Power Company and Sierra Pacific Power Company. Prior to joining NV Energy, Inc. in 2015, Mr. Cole served in a variety of financial leadership roles in gas and electric utilities organizations as well as other entities. Mr. Cole earned an MBA and Bachelor of Business degree in Finance from Western Illinois University in Macomb, IL.

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

Stephen M. Clifford – Mr. Clifford joined the Board of Directors in 2015 and is the chairman of the Corporate Governance and Nominating Committee and is a member of the Audit Committee. Mr. Clifford has served as Chief Executive Officer of PBI Gordon Companies, Inc. since October 2020 and as Chief Operating Officer since July 2018. Mr. Clifford retired from Ernst & Young in July 2015 after having served as the Managing Partner of Ernst & Young’s Kansas City, Missouri office from 1999 until his retirement. His career at Ernst & Young spanned a total of 32 years, including 19 years as an assurance partner. During his tenure as the Managing Partner, Mr. Clifford was also a member of the executive committee for Ernst & Young’s Midwest Area, which was responsible for nearly 4,500 professionals across the Midwest. In addition to his role as the Managing Partner, Mr. Clifford served as the coordinating partner responsible for external audit engagements for clients ranging from Fortune 500 public companies to high growth, private equity-backed companies. Mr. Clifford is the past Chairman of the Board for the Leukemia and Lymphoma Society, a member of the Board of Directors and Chair of the audit committee for the Archdiocese of Northeast Kansas, and the past Chairman of the Board for Cristo Rey High School of Kansas City. Mr. Clifford brings to the Board many years of leadership experience as a chief executive and assurance partner of a major accounting firm and extensive experience in developing and executing growth strategies, acquisitions, and capital transactions. We consider Mr. Clifford to be an audit committee financial expert. Mr. Clifford obtained his Bachelor of Science and Business Administration, Finance & Accounting degree from Texas Christian University.

Joe Eby – Mr. Eby was appointed to the Board of Directors on March 6, 2023. Mr. Eby is the President and Chief Operating Officer of Bickford Senior Living (“Bickford”), which owns and operates over 3,000 units of independent, assisted and memory care communities in 11 states. As one of Bickford’s founders, Mr. Eby oversees daily operations and under his leadership, Bickford has grown into a multi-state, multi-location regional provider. He serves on the Board of Directors for Argentum, a national association for the senior living industry, and is an executive board member of the American Seniors Housing Association. Mr. Eby holds a bachelor’s degree in Business Administration from Mid-America Nazarene University. He is also a graduate of Stagen Leadership Academy, a leadership program committed to long-term personal development and use of organizational platforms for positive impact.

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

A. Andrew Levison – Mr. Levison has served on the Board of Directors since 1994 and is a member of the Board’s Compensation Committee and was a member of the Board’s Corporate Governance and Nominating Committee until October 2021. Mr. Levison serves as the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Protos Security Holdings LLC, a private Southfield portfolio company, Fortress Transportation and Infrastructure Investors LLC, a NYSE traded public company, the Levison/Present Foundation at Mount Sinai Hospital and NYU/Langone MSK Board. Mr. Levison obtained his Bachelor of Science degree in Finance from Babson College. Mr. Levison founded Levison & Co., the predecessor of Southfield Capital Advisors, LLC, in 2002.

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

Mr. Morrissey served as a partner of Ernst & Young for 17 years. Prior to that, Mr. Morrissey worked for 12 years for two major accounting firms, one of which was Ernst & Young (for seven years). Mr. Morrissey has been a Certified Public Accountant since 1972. Mr. Morrissey brings to the Board substantial experience as the Chairman of the audit committees of public companies, many years of experience as an audit partner of a major accounting firm and extensive experience as a director of other large private and public companies. We consider Mr. Morrissey to be an audit committee financial expert. Mr. Morrissey has a high level of understanding of the Board’s role and responsibilities based on his service on other company boards. Mr. Morrissey obtained his Bachelor of Business Administration degree in Accounting from the University of Notre Dame and obtained his Master of Business Administration degree in Finance from Temple University.

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

Craig Snyder – Mr. Snyder is a Partner and Co-Portfolio Manager of Special Opportunities in the Ares Private Equity Group, where he focuses on investing across the various Ares fund platforms in the public and private markets. Mr. Snyder serves as a member of the Ares Private Equity Group's Corporate Opportunities and Special Opportunities Investment Committees. Mr. Snyder also serves on the board of Convene Global Holdings. Prior to joining Ares in 2017, Mr. Snyder was a Managing Director at GSO Capital Partners/Blackstone where he was Global Head of Trading for the GSO platform and served as a Portfolio Manager and Investment Committee member for its special situations funds focusing on both the public and private markets. Previously, he was a Senior Investment Professional for the investment firm Kingstreet Capital. In addition, Mr. Snyder was an Investment Professional at Caxton Associates. He holds a B.A. from Bucknell University in Political Science.

Messrs. Hawks and Snyder were appointed to the Board on April 9, 2021. Mr. Hawks’ appointment to the Board was made in accordance with the terms of the Amended Ferrellgas Partners LPA, our general partner’s bylaws, and a voting agreement dated as of March 30, 2021 among our general partner, Ferrell Companies and the holders of Class B Units, pursuant to which holders of such Class B Units are permitted to designate one independent director to the Board. Mr. Snyder’s appointment to the Board was made in accordance with the terms of the Amended OpCo LPA, as amended by the OpCo LPA Amendment, our general partner’s bylaws, and a voting agreement dated as of March 30, 2021 among our general partner, FCI and the purchasers of the Preferred Units, pursuant to which the Preferred Unitholders are permitted, subject to certain conditions, to designate one independent director to the Board.

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

Although our Class A Units are no longer listed on the NYSE and we therefore are not subject to the corporate governance listing standards of the NYSE or any other securities exchange, our corporate governance guidelines and committee charters continue to refer with respect to certain matters to requirements of the NYSE listing standards, and, among other matters, the Board has continued to evaluate the independence of directors in accordance with NYSE standards. The Board has affirmatively determined that Ms. Breuckmann, Mr. Clifford, Mr. Eby, Mr. Hawks, Mr. Levison, Mr. Newberry, Mr. Morrissey, and Mr. Snyder, who constitute a majority of its Directors are “independent” as described by the NYSE’s corporate governance rules. In conjunction with regular Board meetings, these non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

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

However, since the delisting of our common stock, to our knowledge, the officers and directors of our general partner and 10% beneficial owners of our Class A Units generally have continued to file the reports that would be required by Section 16(a) if the Class A Units were registered under Section 12 of the Exchange Act. To our knowledge, based solely on its review of the copies of such Section 16(a) forms and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2023 all Section 16(a) filing requirements that would have been applicable to the officers and directors of our general partner and beneficial owners of more than 10% of our Class A Units (if the Class A Units were registered under Section 12 of the Exchange Act) were met in a timely manner.

ITEM 11.   EXECUTIVE COMPENSATION.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2023. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on Ferrellgas Partners.

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2023 and the two most highly compensated executive officers other than the PEO serving on July 31, 2023 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Named Executive Officers

James E. Ferrell, Chief Executive Officer and President; Chairman of the Board of Directors
Tamria A. Zertuche, Chief Operating Officer
Michael E. Cole, Chief Financial Officer

Compensation Objectives

We believe an effective executive compensation package should link total compensation to overall financial performance and to the achievement of both short and long term strategic, operational and financial goals. The elements of our compensation program are intended to provide a total rewards package to our NEOs that (i) provides competitive compensation opportunities, (ii) recognizes and rewards individual contribution, (iii) attracts, motivates and retains highly talented executives, and (iv) aligns executive performance toward the creation of sustained unitholder value rather than the achievement of short-term goals that might be inconsistent with the creation of long-term unitholder value.

Role of Management

Our Chief Executive Officer formulates preliminary compensation recommendations for all NEOs, including himself. These recommendations are subject to review and approval by the Compensation Committee. Our Chief Executive Officer and the Compensation Committee utilized market compensation survey data to determine each NEO’s compensation.

Our compensation philosophy includes benchmarking executive positions using national market data from companies of similar revenue size to us. Data used to compare executive compensation is derived from the compensation survey data obtained from Mercer, LLC. (“Mercer”), a human resourcing consulting firm, using its United States Mercer benchmark database and the Global Total Compensation Measurement survey provided by Aon Hewitt. Data obtained was used to compare NEOs’ current base salaries and total direct compensation. Mercer and Aon Hewitt did not provide any formal consulting services.

Components of Named Executive Officer Compensation

During fiscal 2023, elements of compensation for our NEOs consisted of the following:

●	base salary;
●	discretionary bonus;
●	equity-based incentive compensation plan;
●	short term incentive plan;
●	long term cash incentive plan;
●	employee stock ownership plan; and
●	deferred compensation plans.

Base Salary

Our Chief Executive Officer formulates preliminary base salary recommendations for all NEOs, including himself. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, compensation survey data is utilized to create benchmarks for each NEO’s base salary. The Chief Executive Officer and Compensation Committee typically target the market data median value for the purposes of establishing the base salary. Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of each NEO’s most recent salary during fiscal 2023 is displayed in the table below. The amount of salary paid to each NEO during fiscal 2023 is displayed in the “Salary” column of the Summary Compensation Table.

2023 Annual
Base Salary
Named Executive Officer	($)
James E. Ferrell	955,000
Tamria A. Zertuche	689,590
Michael E. Cole (1)	525,000
(1)	Mr. Cole began as Chief Financial Officer on February 20, 2023 and so received a partial year’s salary in fiscal 2023.

Discretionary Bonus

Our Chief Executive Officer has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. Typically, these awards are designed to reward performance by a NEO that our Chief Executive Officer believes exceeded expectations in operational or strategic objectives during the last fiscal year. The discretionary bonus paid to each NEO for fiscal 2023 is included in the “Bonus” column of the Summary Compensation Table below.

Equity-based Incentive Compensation Plan

We have an equity-based incentive compensation plan, the Ferrell Companies Incentive Compensation Plan (the “ICP”), in which our NEOs are permitted to participate. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other equity-linked incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. Options granted under the ICP vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire ten years from the date of issuance. Awards granted to NEOs must also be approved by the Compensation Committee. No stock option awards, SARs, performance shares or other incentives payable in cash or in stock were granted under the ICP to NEOs in fiscal 2023 or 2022.

Short Term Incentive Plan

The Ferrellgas, Inc. Short Term Incentive Plan (the “STIP”) is a cash-based program provided to employees in critical positions, including NEOs. Participation in the STIP is at the discretion of the Board. Target STIP payouts are established by the Board as a percentage of the participants’ annual base pay using compensation survey data. STIP incentive payments are based on achievement of company adjusted EBITDA and individual performance. Ferrellgas, Inc. must meet adjusted EBITDA targets to trigger incentive payouts. The Board has the sole discretion over the STIP plan which includes making changes to design, payout amount, payment timing, suspension, or termination. The amount of compensation cost related to the STIP incurred for each NEO is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long Term Cash Incentive Plan

The Ferrellgas, Inc. Long Term Cash Incentive Plan (the “LTIP”), is a cash-based program provided to employees in critical positions, including NEOs. Participation in the LTIP is at the discretion of the Board. Target LTIP payouts are established by the Board as a dollar amount using compensation survey data. LTIP incentive payments are based on achievement of company adjusted EBITDA. Payments will only be made at the end of a three-year performance-cycle and there will be no more than three overlapping plans running concurrent at one time. Ferrellgas, Inc. must meet adjusted EBITDA targets to trigger incentive payouts. The Board has the sole discretion over the LTIP plan which includes making changes to design, payout amount, payment timing, suspension, or termination. The LTIP was introduced in fiscal 2023, thus no LTIP incentive payments were made in fiscal 2023.

Employee Stock Ownership Plan

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan (the “ESOP”), an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2023 and 2022 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans and Retirement Savings Plans

Two deferred compensation plans are available for participation by our NEOs, the “401(k) Investment Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a non-qualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2023 and 2022 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Due to Internal Revenue Code non-discrimination testing, NEOs are limited to the amount they may contribute to the 401(k) Plan. This testing has historically lowered the annual contribution limit into the 401(k) plan for highly compensated employees, before applying any “catch-up” contributions for those 50 and older. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to the 401(k) Plan and the SSP (as defined below) combined. Employee contributions are 100% vested, while the Company’s matching contributions vest ratably over the first five years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by the 401(k) Plan.

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

Summary Compensation Table

The following table sets forth the compensation of our NEOs for the last two fiscal years:

				Non-Equity
				Incentive Plan	All Other
		Salary	Bonus	Compensation	Compensation	Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)	($)
James E. Ferrell (1)	2023	929,615	—	1,350,000	200,050	2,479,665
Chief Executive Officer and President	2022	900,000	—	900,000	200,000	2,000,000
Tamria A. Zertuche (2)	2023	688,817	—	753,188	13,982	1,455,987
Chief Operating Officer	2022	668,750	1,000,000	557,500	12,367	2,238,617
Michael E. Cole (3)	2023	212,019	330,000	—	7,067	549,086
Chief Financial Officer
Jordan B. Burns	2022	341,442	—	167,500	11,483	520,425
Vice President and General Counsel
(1)	Mr. Ferrell was appointed by the Board of Directors as Executive Chairman effective August 1, 2023. On July 28, 2023, Mr. Ferrell signed an executive chairman agreement for a one-year term.
(2)	Ms. Zertuche was appointed by the Board of Directors as Chief Executive Officer and President effective August 1, 2023. On July 25, 2023, Ms. Zertuche signed an executive employment agreement for a three-year term.
(3)	Mr. Cole received a sign-on bonus in fiscal 2023 and will be eligible to participate in the STIP in fiscal 2024.

The “All Other Compensation” column of the Summary Compensation Table above consisted of the following:

		ESOP	401(k) Plan		Total All Other
		Allocations	Match	Other	Compensation
Name	Year	($)	($)	($)	($)
James E. Ferrell (1)	2023	—	—	200,050	200,050
	2022	—	—	200,000	200,000
Tamria A. Zertuche	2023	4,122	9,810	50	13,982
	2022	4,653	7,714	—	12,367
Michael E. Cole	2023	—	7,067	—	7,067

Jordan B. Burns	2022	4,653	6,830	—	11,483
(1)	Mr. Ferrell received $200,000 of fees paid in cash in respect of his service on the Board during fiscal 2023 and 2022.

Potential Payments Upon Termination or Change in Control

During fiscal 2023, an employment agreement was in effect obligating us to make payments to Mr. Ferrell if his employment was terminated by the general partner without cause or if he parted with the general partner under certain circumstances that qualified as “good reason” under the executive employment agreement. In those scenarios, he was entitled to receive: (i) certain accrued obligations; (ii) a lump sum payment of any amounts remaining under the executive employment agreement; and (iii) subject to Mr. Ferrell’s election of and qualification for continuation coverage, for a period of 12 consecutive months following termination of employment, premium costs for certain insurance benefits in the monthly amount the general partner was paying toward Mr. Ferrell’s general partner-provided group health plan insurance coverage immediately prior to his cessation of employment. The executive employment agreement was replaced with the Executive Chairman Agreement, effective August 1, 2023.

Additionally, there was the ICP described above under “Equity-based Incentive Compensation Plan” and had a change in control of Ferrell Companies occurred on July 31, 2023, the last business day of fiscal 2023, all SARs issued under the ICP were valued at zero and, accordingly, no payment thereunder would have been due to any of our NEOs.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2023 was $125,000 per year. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member. The respective Chairman of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee received an additional $17,500, $11,250, and $11,250, respectively.

Our Chief Executive Officer formulates preliminary annual director fee and SAR awards recommendations for each Board member. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, publicly available board of director compensation data within our industry is reviewed to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package. No SAR awards were granted to our non-employee directors during fiscal 2023.

The following table sets forth the compensation of our non-employee directors for fiscal 2023. Mr. Ferrell, who served as the Chairman of the Board of Directors of our general partner for fiscal 2023, was also the Chief Executive Officer and President of our general partner for fiscal 2023, and all compensation for his service on the Board of Directors of our general partner is included in the Summary Compensation Table above.

	Fees Paid in	Option	All Other	Total
Name	Cash ($)	Awards ($)	Compensation ($)	($)
A. Andrew Levison (1)	125,000	—	—	125,000
Michael F. Morrissey (2)	142,500	—	—	142,500
Pamela A. Breuckmann (3)	125,000	—	—	125,000
Stephen M. Clifford (4)	136,252	—	—	136,252
Carney Hawks	125,000	—	—	125,000
Craig Snyder	125,000	—	—	125,000
Edward Newberry	147,504	—	—	147,504
Joe Eby (5)	18,750	—	—	18,750
(1)	At July 31, 2023, this director had 89,000 SAR awards outstanding.
(2)	At July 31, 2023, this director had 107,800 SAR awards outstanding.
(3)	At July 31, 2023, this director had 33,000 SAR awards outstanding.
(4)	At July 31, 2023, this director had 50,000 SAR awards outstanding.
(5)	Mr. Eby was appointed as a director on March 6, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of September 29, 2023, regarding the beneficial ownership of our Class A Units by:

●	persons that own more than 5% of our Class A Units;
●	persons that are directors, nominees or named executive officers of our general partner; and
●	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our Class A Units.

Ferrellgas Partners, L.P.

		Units	Percentage
Title of class	Name and address of beneficial owner (1)	beneficially owned	of class
Class A Units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	1,138,812	23.4
	James E. Ferrell	238,172	4.9
	Tamria A. Zertuche	—	*
	Michael E. Cole	—	*
	A. Andrew Levison	1,090	*
	Michael F. Morrissey	300	*
	Stephen M. Clifford	850	*
	Pamela A. Breuckmann	2,095	*
	Carney Hawks	45,000	*
	Edward Newberry	4,924	*
	Craig Snyder	—	*
	Joe Eby	—	*
	All Directors and Executive Officers as a Group in fiscal 2023	292,431	6.0
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is: One Liberty Plaza, Liberty, Missouri 64068.

Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he, she or it has or shares the power to vote or direct the voting thereof, and/or to dispose or direct the disposition thereof, or has the right to acquire either of those powers within 60 days.

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

The Class A Units beneficially owned by the Trust at September 29, 2023 include 1,126,468 Class A Units owned by Ferrell Companies which is 100% owned by the Trust, 9,784 Class A Units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 2,560 Class A Units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $342.8 million for fiscal 2023, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party Class A Unitholder information consisted of the following:

	Class A	Distributions paid
	Unit ownership	during the year ended
	at July 31, 2023	July 31, 2023
		(in thousands)
Ferrell Companies (1)	1,126,468	$—
James E. Ferrell (2)	238,172	—
FCI Trading Corp. (3)	9,784	—
Ferrell Propane, Inc. (4)	2,560	—
(1)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.
(2)	James E. Ferrell was the Chief Executive Officer and President of our general partner and the Chairman of the Board of Directors of our general partner through July 31, 2023. Effective August 1, 2023, he is the Executive Chairman of our general partner and the Board of Directors of our general partner. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane, Inc. is controlled by the general partner and thus a related party.

During fiscal 2023, neither Ferrellgas Partners nor the operating partnership paid any distributions to the general partner.

Mr. Snyder is a Partner and Co-Portfolio Manager of Special Opportunities in the Ares Private Equity Group (“Ares”). Pursuant to the Investment Agreement, certain affiliated funds, investment vehicles and/or managed accounts of Ares severally purchased an aggregate of $246 million of Preferred Units on March 30, 2021.

Mr. Newberry is the Global Managing Partner of the Public Policy Practice, Investigatory and Regulatory Solutions practice groups at Squire Patton Boggs (US) LLP, which serves as outside counsel for various Ferrellgas matters. Ferrellgas paid aggregate fees of $0.7 million and $0.9 million, respectively, to Squire Patton Boggs (US) LLP for legal services rendered to Ferrellgas and its affiliates during fiscal 2023 and 2022, respectively.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Ms. Breuckmann, Mr. Clifford, Mr. Eby, Mr. Hawks, Mr. Levison, Mr. Morrissey, Mr. Newberry, and Mr. Snyder, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2023 and July 31, 2022 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2023	2022
Audit fees (1)	$1,295	$1,225
Audit-related fees (2)	45	37
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,340	$1,262
(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to accounting consultations, consents, comfort letters and assistance with and review of documents filed with the SEC.
(2)	Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of financial accounting and reporting consultations not classified as audit fees, due diligence related to mergers and acquisitions and audits of our benefit plans.
(3)	Tax fees, which there were none in fiscal 2023 and fiscal 2022, represent fees for professional tax services provided by Grant Thornton.
(4)	All other fees, which were none in fiscal 2023 and fiscal 2022, represent the aggregate fees billed for products and services provided by Grant Thornton, other than Audit fees, Audit-related fees and Tax fees.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2023 and 2022, respectively, prior to the commencement of such services. See “Item 10. Directors, Executive Officers and Corporate Governance–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

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

3.7

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

10.3

First Amendment to the Credit Agreement, dated as of June 11, 2021, among Ferrellgas, L.P., Ferrellgas, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q filed June 14, 2021.

10.4

Second Amendment to Credit Agreement, dated as of May 23, 2023, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 24, 2023.

10.5

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

#	10.9	Ferrellgas, Inc. Short Term Incentive Plan, effective August 1, 2020. Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed October 15, 2021.

#	10.10	Ferrellgas, Inc. Long-term Cash Incentive Plan, effective August 1, 2022. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed December 9, 2022.

#	10.11

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

#	10.13

Form of Indemnification Agreement, dated as of November 19, 2019, by and between Ferrellgas Partners, LP and each director and executive officer of Ferrellgas, Inc., its general partner. Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed December 6, 2019.

#	10.14	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed September 29, 2015.

	10.15

Forbearance Agreement among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and the beneficial owners dated June 7, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 11, 2020.

#	10.16	Offer Letter, dated as of January 11, 2023, between Ferrellgas, Inc. and Michael E. Cole. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed March 10, 2023.

*#	10.17	Executive Chairman Agreement, effective as of August 1, 2023, by and between Ferrellgas, Inc. and James E. Ferrell.

*#	10.18	Executive Employment Agreement, effective as of August 1, 2023, by and between Ferrellgas, Inc. and Tamria A. Zertuche.

*	21.1	List of subsidiaries.

*	23.1

Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2023.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a 14(a) or Rule 15d 14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	101.INS	Inline XBRL Instance Document.

*	101.SCH	XBRL Taxonomy Extension Schema Document.

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: September 29, 2023	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tamria A. Zertuche	Chief Executive Officer and President	9/29/2023
Tamria A. Zertuche	(Principal Executive Officer)
/s/ James E. Ferrell	Executive Chairman of the Board of Directors	9/29/2023
James E. Ferrell

/s/ Michael E. Cole	Chief Financial Officer	9/29/2023
Michael E. Cole	(Principal Financial and Accounting Officer)

/s/ Pamela A. Breuckmann	Director	9/29/2023
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/29/2023
Stephen M. Clifford

/s/ J. Carney Hawks	Director	9/29/2023
J. Carney Hawks

/s/ A. Andrew Levison	Director	9/29/2023
A. Andrew Levison

/s/ Michael F. Morrissey	Director	9/29/2023
Michael F. Morrissey

/s/ Edward Newberry	Director	9/29/2023
Edward Newberry

/s/ Craig Snyder	Director	9/29/2023
Craig Snyder
/s/ Joe Eby	Director	9/29/2023
Joe Eby

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: September 29, 2023	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tamria A. Zertuche Tamria A. Zertuche	Chief Executive Officer and President (Principal Executive Officer)	9/29/2023

/s/ James E. Ferrell	Executive Chairman of the Board of Directors	9/29/2023
James E. Ferrell

/s/ Michael E. Cole	Chief Financial Officer	9/29/2023
Michael E. Cole	(Principal Financial and Accounting Officer)

/s/ Pamela A. Breuckmann	Director	9/29/2023
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/29/2023
Stephen M. Clifford

/s/ J. Carney Hawks	Director	9/29/2023
J. Carney Hawks

/s/ A. Andrew Levison	Director	9/29/2023
A. Andrew Levison

/s/ Michael F. Morrissey	Director	9/29/2023
Michael F. Morrissey

/s/ Edward Newberry	Director	9/29/2023
Edward Newberry

/s/ Craig Snyder	Director	9/29/2023
Craig Snyder
/s/ Joe Eby	Director	9/29/2023
Joe Eby

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date: September 29, 2023	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamria A. Zertuche	Chief Executive Officer and President	9/29/2023
Tamria A. Zertuche	(Principal Executive Officer)

/s/ Michael E. Cole	Chief Financial Officer and Sole Director	9/29/2023
Michael E. Cole	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date: September 29, 2023	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamria A. Zertuche	Chief Executive Officer and President	9/29/2023
Tamria A. Zertuche	(Principal Executive Officer)

/s/ Michael E. Cole	Chief Financial Officer and Sole Director	9/29/2023
Michael E. Cole	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), deficit, and cash flows for each of the three years in the period ended July 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

September 29, 2023

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $11,126 and $11,208 of restricted cash at July 31, 2023 and 2022, respectively)	$137,347	$158,737
Accounts and notes receivable, net	159,379	150,395
Inventories	98,104	115,187
Price risk management asset	11,966	43,015
Prepaid expenses and other current assets	29,135	30,764
Total current assets	435,931	498,098

Property, plant and equipment, net	615,174	603,148
Goodwill, net	257,006	257,099
Intangible assets (net of accumulated amortization of $349,614 and $440,121 at July 31, 2023 and 2022, respectively)	106,615	97,638
Operating lease right-of-use assets	57,839	72,888
Other assets, net	58,838	79,244
Total assets	$1,531,403	$1,608,115

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$35,115	$57,586
Current portion of long-term debt	2,597	1,792
Current operating lease liabilities	24,600	25,824
Other current liabilities	197,030	218,610
Total current liabilities	259,342	303,812

Long-term debt	1,456,184	1,450,016
Operating lease liabilities	34,235	47,231
Other liabilities	29,084	43,518
Contingencies and commitments (Note P)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2023 and 2022)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at July 31, 2023 and 2022)	(1,205,103)	(1,229,823)
Class B (1,300,000 units outstanding at July 31, 2023 and 2022)	383,012	383,012
General partner unitholder (49,496 units outstanding at July 31, 2023 and 2022)	(70,566)	(71,320)
Accumulated other comprehensive income	1,059	37,907
Total Ferrellgas Partners, L.P. deficit	(891,598)	(880,224)
Noncontrolling interest	(7,193)	(7,587)
Total deficit	(898,791)	(887,811)
Total liabilities, mezzanine and deficit	$1,531,403	$1,608,115

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended July 31,
	2023	2022	2021
Revenues:
Propane and other gas liquids sales	$1,916,892	$2,017,879	$1,668,852
Other	109,573	96,661	85,458
Total revenues	2,026,465	2,114,540	1,754,310

Costs and expenses:
Cost of sales - propane and other gas liquids sales	1,003,357	1,174,004	881,936
Cost of sales - other	15,913	12,509	12,728
Operating expense - personnel, vehicle, plant and other	577,520	520,603	465,816
Operating expense - equipment lease expense	23,252	23,094	27,062
Depreciation and amortization expense	93,370	89,897	85,382
General and administrative expense	70,738	52,780	60,065
Non-cash employee stock ownership plan compensation charge	2,935	3,170	3,215
Loss (gain) on asset sales and disposals	5,691	(6,618)	1,831

Operating income	233,689	245,101	216,275

Interest expense	(97,712)	(100,093)	(173,616)
Loss on extinguishment of debt	—	—	(104,834)
Other income, net	2,625	4,833	4,246
Reorganization expense - professional fees	—	—	(10,443)

Earnings (loss) before income taxes	138,602	149,841	(68,372)

Income tax expense	981	981	741

Net earnings (loss)	137,621	148,860	(69,113)

Net earnings (loss) attributable to noncontrolling interest	740	867	(702)

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$136,881	$147,993	$(68,411)

Class A unitholders’ interest in net earnings (loss) (Note R)	$10,171	$(18,770)	$(91,751)

Basic and diluted net earnings (loss) per Class A Unit (Note R)	$2.09	$(3.86)	$(18.89)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended July 31,
	2023	2022	2021
Net earnings (loss)	$137,621	$148,860	$(69,113)
Other comprehensive (loss) income:
Change in value of risk management derivatives	(48,034)	68,950	136,351
Reclassification of losses (gains) on derivatives to earnings, net	10,810	(120,429)	(44,252)
Other comprehensive (loss) income:	(37,224)	(51,479)	92,099
Comprehensive income	100,397	97,381	22,986
Comprehensive income attributable to noncontrolling interest	(364)	(347)	(228)
Comprehensive income attributable to Ferrellgas Partners, L.P.	$100,033	$97,034	$22,758

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2020	4,857.6	—	49.5	$(1,126,452)	$—	$(71,287)	$(2,303)	$(1,200,042)	$(8,226)	$(1,208,268)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	3,150	—	33	—	3,183	32	3,215
Issuance of Class B units, net of offering costs	—	1,300.0	—	—	383,012	—	—	383,012	—	383,012
Net earnings allocated to preferred units	—	—	—	(23,784)	—	(240)	—	(24,024)	—	(24,024)
Net loss	—	—	—	(67,727)	—	(684)	—	(68,411)	(702)	(69,113)
Other comprehensive income	—	—	—	—	—	—	91,169	91,169	930	92,099
Balance at July 31, 2021	4,857.6	1,300.0	49.5	(1,214,813)	383,012	(72,178)	88,866	(815,113)	(7,966)	(823,079)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	3,107	—	31	—	3,138	32	3,170
Distributions to Class B unitholders	—	—	—	—	(99,996)	—	—	(99,996)	—	(99,996)
Net earnings allocated to Class B units		—	—	(99,996)	99,996	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(64,634)	—	(653)	—	(65,287)	—	(65,287)
Net earnings	—	—	—	146,513	—	1,480	—	147,993	867	148,860
Other comprehensive loss	—	—	—	—	—	—	(50,959)	(50,959)	(520)	(51,479)
Balance at July 31, 2022	4,857.6	1,300.0	49.5	(1,229,823)	383,012	(71,320)	37,907	(880,224)	(7,587)	(887,811)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	2,876	—	29	—	2,905	30	2,935
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to Class B units	—	—	—	(49,998)	49,998	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(63,671)	—	(643)	—	(64,314)	—	(64,314)
Net earnings	—	—	—	135,513	—	1,368	—	136,881	740	137,621
Other comprehensive loss	—	—	—	—	—	—	(36,848)	(36,848)	(376)	(37,224)
Balance at July 31, 2023	4,857.6	1,300.0	49.5	$(1,205,103)	$383,012	$(70,566)	$1,059	$(891,598)	$(7,193)	$(898,791)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$137,621	$148,860	$(69,113)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	93,370	89,897	85,382
Non-cash employee stock ownership plan compensation charge	2,935	3,170	3,215
Loss (gain) on asset sales and disposals	5,691	(6,618)	1,831
Loss on extinguishment of debt	—	—	104,834
Provision for expected credit losses	1,228	1,847	2,323
Other	8,119	6,855	8,683
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(10,212)	(20,668)	(32,459)
Inventories	17,083	(26,808)	(15,715)
Prepaid expenses and other current assets	1,630	8,329	(5,995)
Accounts payable	(22,551)	9,223	13,789
Accrued interest expense	(692)	608	8,355
Other current liabilities	(21,619)	(39,769)	84,014
Other assets and liabilities	(345)	(14,461)	17,284
Net cash provided by operating activities	212,258	160,465	206,428

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(24,123)	(19,679)	(6,567)
Capital expenditures	(88,915)	(95,249)	(59,442)
Proceeds from sale of assets	2,264	2,914	5,295
Cash payments to construct assets in connection with future lease transactions	—	(1,425)	(1,715)
Cash receipts in connection with leased vehicles	—	1,663	1,476
Net cash used in investing activities	(110,774)	(111,776)	(60,953)

Cash flows from financing activities:
Preferred unit distributions	(64,368)	(63,356)	(8,011)
Distributions to Class B unitholders	(49,998)	(99,996)	—
Proceeds from sale of preferred units, net of issue discount and offering cost	—	—	651,349
Fees in connection with Class B Unit exchange	—	—	(1,988)
Proceeds from issuance of long-term debt	—	—	1,475,000
Payments on long-term debt	(1,836)	(1,670)	(2,120)
Payment for settlement and early extinguishment of liabilities	—	—	(2,175,000)
Proceeds from short-term borrowings	45,000	—	—
Repayments of short-term borrowings	(45,000)	—	—
Payment of redemption premium on debt extinguishment	—	—	(83,072)
Make-whole payments	—	—	(1,964)
Cash paid for financing costs	—	(337)	(44,290)
Cash payments for principal portion of lease liability	(6,672)	(6,545)	(7,188)
Net cash used in financing activities	(122,874)	(171,904)	(197,284)

Net change in cash, cash equivalents and restricted cash	(21,390)	(123,215)	(51,809)
Cash, cash equivalents and restricted cash - beginning of period	158,737	281,952	333,761
Cash, cash equivalents and restricted cash - end of period	$137,347	$158,737	$281,952

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, partners’ deficit, and cash flows for each of the three years in the period ended July 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

September 29, 2023

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $11,126 and $11,208 of restricted cash at July 31, 2023 and 2022, respectively)	$137,245	$158,466
Accounts and notes receivable, net	159,379	150,395
Inventories	98,104	115,187
Price risk management asset	11,966	43,015
Prepaid expenses and other current assets	29,113	30,743
Total current assets	435,807	497,806

Property, plant and equipment, net	615,174	603,148
Goodwill, net	257,006	257,099
Intangible assets (net of accumulated amortization of $349,614 and $440,121 at July 31, 2023 and 2022, respectively)	106,615	97,638
Operating lease right-of-use assets	57,839	72,888
Other assets, net	58,838	79,244
Total assets	$1,531,279	$1,607,823

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$35,115	$57,586
Current portion of long-term debt	2,597	1,792
Current operating lease liabilities	24,600	25,824
Other current liabilities	196,966	218,333
Total current liabilities	259,278	303,535

Long-term debt	1,456,184	1,450,016
Operating lease liabilities	34,235	47,231
Other liabilities	29,084	43,518
Contingencies and commitments (Note P)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2023 and 2022)	651,349	651,349

Deficit:
Limited partners	(892,717)	(918,146)
General partner	(7,217)	(7,987)
Accumulated other comprehensive income	1,083	38,307
Total deficit	(898,851)	(887,826)
Total liabilities, mezzanine and deficit	$1,531,279	$1,607,823

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2023	2022	2021
Revenues:
Propane and other gas liquids sales	$1,916,892	$2,017,879	$1,668,852
Other	109,573	96,661	85,458
Total revenues	2,026,465	2,114,540	1,754,310

Costs and expenses:
Cost of sales - propane and other gas liquids sales	1,003,357	1,174,004	881,936
Cost of sales - other	15,913	12,509	12,728
Operating expense - personnel, vehicle, plant and other	577,520	520,603	465,816
Operating expense - equipment lease expense	23,252	23,094	27,062
Depreciation and amortization expense	93,370	89,897	85,382
General and administrative expense	70,649	52,767	59,676
Non-cash employee stock ownership plan compensation charge	2,935	3,170	3,215
Loss (gain) on asset sales and disposals	5,691	(6,618)	1,831

Operating income	233,778	245,114	216,664

Interest expense	(97,712)	(100,093)	(159,845)
Loss on extinguishment of debt	—	—	(107,971)
Other income, net	2,488	7,084	6,437

Earnings (loss) before income taxes	138,554	152,105	(44,715)

Income tax expense	976	976	727

Net earnings (loss)	$137,578	$151,129	$(45,442)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended July 31,
	2023	2022	2021
Net earnings (loss)	$137,578	$151,129	$(45,442)
Other comprehensive (loss) income:
Change in value of risk management derivatives	(48,034)	68,950	136,351
Reclassification of losses (gains) on derivatives to earnings, net	10,810	(120,429)	(44,252)
Other comprehensive (loss) income	(37,224)	(51,479)	92,099
Comprehensive income	$100,354	$99,650	$46,657

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2020	$(821,462)	$(8,216)	$(2,313)	$(831,991)
Contributions in connection with non-cash ESOP compensation charges	3,183	32	—	3,215
Net earnings allocated to preferred units	(24,024)	—	—	(24,024)
Net loss	(44,740)	(702)	—	(45,442)
Other comprehensive income	—	—	92,099	92,099
Balance at July 31, 2021	(887,043)	(8,886)	89,786	(806,143)
Contributions in connection with non-cash ESOP compensation charges	3,138	32	—	3,170
Distributions	(119,216)	—	—	(119,216)
Net earnings allocated to preferred units	(65,287)	—	—	(65,287)
Net earnings	150,262	867	—	151,129
Other comprehensive loss	—	—	(51,479)	(51,479)
Balance at July 31, 2022	(918,146)	(7,987)	38,307	(887,826)
Contributions in connection with non-cash ESOP compensation charges	2,905	30	—	2,935
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(64,314)	—	—	(64,314)
Net earnings	136,838	740	—	137,578
Other comprehensive loss	—	—	(37,224)	(37,224)
Balance at July 31, 2023	$(892,717)	$(7,217)	$1,083	$(898,851)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$137,578	$151,129	$(45,442)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	93,370	89,897	85,382
Non-cash employee stock ownership plan compensation charge	2,935	3,170	3,215
Loss (gain) on asset sales and disposals	5,691	(6,618)	1,831
Loss on extinguishment of debt	—	—	107,971
Provision for expected credit losses	1,228	1,847	2,323
Other	8,120	6,857	8,682
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(10,212)	(20,668)	(32,459)
Inventories	17,083	(26,808)	(15,715)
Prepaid expenses and other current assets	1,631	8,330	(6,022)
Accounts payable	(22,551)	9,223	13,789
Accrued interest expense	(692)	608	(5,416)
Other current liabilities	(21,406)	(39,828)	83,796
Other assets and liabilities	(346)	2,539	15,093
Net cash provided by operating activities	212,429	179,678	217,028

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(24,123)	(19,679)	(6,567)
Capital expenditures	(88,915)	(95,249)	(59,442)
Proceeds from sale of assets	2,264	2,914	5,295
Cash payments to construct assets in connection with future lease transactions	—	(1,425)	(1,715)
Cash receipts in connection with leased vehicles	—	1,663	1,476
Loan to Ferrellgas Partners, L.P.	—	—	(14,810)
Net cash used in investing activities	(110,774)	(111,776)	(75,763)

Cash flows from financing activities:
Distributions to Ferrellgas Partners	(50,000)	(119,216)	—
Preferred unit distributions	(64,368)	(63,356)	(8,011)
Proceeds from sale of preferred units, net of issue discount and offering costs	—	—	651,349
Proceeds from issuance of long-term debt	—	—	1,475,000
Payments on long-term debt	(1,836)	(1,670)	(2,120)
Payment for settlement and early extinguishment of liabilities	—	—	(2,175,000)
Payment of redemption premium on debt extinguishment	—	—	(83,072)
Proceeds from short-term borrowings	45,000	—	—
Repayments of short-term borrowings	(45,000)	—	—
Cash payments for principal portion of finance lease liability	(6,672)	(6,545)	(7,188)
Cash paid for financing costs	—	(337)	(44,290)
Net cash used in financing activities	(122,876)	(191,124)	(193,332)

Net change in cash, cash equivalents and restricted cash	(21,221)	(123,222)	(52,067)
Cash, cash equivalents and restricted cash - beginning of period	158,466	281,688	333,755
Cash, cash equivalents and restricted cash - end of period	$137,245	$158,466	$281,688

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of July 31, 2023, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

The operating partnership

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings. The operating partnership is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners and the holders of the Preferred Units (as defined in Note I “Preferred units”) are the only limited partners of the operating partnership.

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

B.       Summary of significant accounting policies

(1)   Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for expected credit losses, fair value of reporting unit, fair value at issuance of Class B units (related to Ferrellgas Partners), recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use assets (“ROU assets”) and lease liability and fair values of derivative contracts.

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

The operating partnership

The consolidated financial statements present the consolidated financial position, results of operations and cash flows of the operating partnership and its subsidiaries after elimination of all intercompany accounts and transactions. The operating partnership consolidates the following wholly-owned entities: Bridger Logistics, LLC, Blue Rhino Global Sourcing, Inc., FNA Canada, Inc., Ferrellgas Finance Corp, and Ferrellgas Receivables, LLC.

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

(7)   Goodwill

Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment annually during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has one reporting unit for goodwill impairment testing purposes. As of July 31, 2023, this reporting unit contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of the reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit as of the date of the evaluation on a specific identification basis. To the extent the reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2023 and did not incur an impairment loss. The estimated fair value of the reporting unit exceeded its carrying value by approximately 33% in fiscal 2023.

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

(10) Leases

Ferrellgas uses the short-term lease recognition exemption for all leases with a lease term of 12 months or less at inception, meaning it does not recognize ROU assets or lease liabilities for those leases. Ferrellgas also does not separate lease and non-lease components for its most significant leasing activity, which includes vehicle and real estate leases.

Ferrellgas determines if an arrangement is a lease or contains a lease at inception. Ferrellgas leases certain transportation and computer equipment and real estate, predominantly through operating leases. Ferrellgas has an immaterial amount of leases in which it is the lessor. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. Ferrellgas determines the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease ROU assets, and current and long-term operating lease liabilities on Ferrellgas’ consolidated balance sheet. Finance leases are classified in “Other assets, net,” “Other current liabilities,” and “Other liabilities” on the consolidated balance sheet. Delivery vehicles and distribution technology under operating leases by Ferrellgas are classified within “Operating expense – equipment lease expense.” Delivery vehicles and distribution technology under finance leases are classified within “Depreciation and amortization expense.”

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

(11) Revenue recognition

Revenues from Ferrellgas’ propane operations and related equipment sales segment are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days. Accounts receivable allowances are determined based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas offers “even pay” and other billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment, is recognized at the time of delivery or installation. Shipping and handling revenues and expenses for sales of propane, appliances and equipment are recognized at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

(12) Shipping and handling expenses

Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense – personnel, vehicle, plant and other” in the consolidated statements of operations. See Note E “Supplemental financial statement information” for the financial statement presentation of shipping and handling expenses.

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2023	2022	2021
Current expense	$984	$974	$739
Deferred (benefit) expense	(3)	7	2
Income tax expense	$981	$981	$741

Deferred taxes consisted of the following:

	July 31,
	2023	2022
Deferred tax assets (included in Other assets, net)	$4	$4
Deferred tax liabilities (included in Other liabilities)	(6)	(9)
Net deferred tax liability	$(2)	$(5)

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2023	2022	2021
Current expense	$979	$969	$725
Deferred (benefit) expense	(3)	7	2
Income tax expense	$976	$976	$727

Deferred taxes consisted of the following:

	July 31,
	2023	2022
Deferred tax assets (included in Other assets, net)	$4	$4
Deferred tax liabilities (included in Other liabilities)	(6)	(9)
Net deferred tax liability	$(2)	$(5)

(17) Sales taxes

Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(18) Net earnings (loss) per Class A Unitholders’ interest

Net earnings (loss) per Class A unitholders’ interest for Ferrellgas Partners is computed by dividing “Net earnings (loss) attributable to Ferrellgas Partners, L.P.,” after deducting the general partner’s approximate 1% interest, by the weighted average number of outstanding Class A Units and the dilutive effect, if any, of outstanding unit options. See Note R “Net earnings (loss) per Class A Unitholders’ interest” for further discussion about these calculations.

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

(20) Class B Units Valuation

The Class B Units are classified in equity and are an equity host instrument. Based on Ferrellgas’ determination that the Class B Units are an equity host, Ferrellgas determined that all features of the Class B Units were either clearly and closely related to the equity host or did not meet the definition of a derivative, and therefore did not require bifurcation as a derivative. The Class B Units were recognized at their fair value at issuance. The fair value of the Class B Units was estimated based on a valuation model, including the use of Monte Carlo simulations of operating results and available cash flow for a Class B paydown. The significant assumptions in the forecasted operating results and forecasted available cash flow for Class B paydown included forecasted adjusted EBITDA, maintenance and growth capital expenditures, and debt service charges. The significant assumptions used in the Monte Carlo simulations included the cash flow volatility, equity volatility, forecasted available cash flow for Class B paydown, and the discount rates. See Note J “Equity (Deficit)” for further discussion.

(21) New accounting standards

Recently adopted accounting pronouncements

No new accounting standards were adopted during the year ended July 31, 2023.

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

Propane operations and related equipment sales

During fiscal 2023, Ferrellgas acquired propane distribution assets, primarily of four independent distributors, with an aggregate value of $27.6 million in the following transactions:

●	Brown’s Gas, based in California, acquired in August 2022;
●	Dubben Gas Service, based in New York, acquired in October 2022;
●	Rez-Bear Propane, based in New York, acquired in November 2022; and
●	Apollo Propane, Inc., based in Ohio, acquired in March 2023.

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

During fiscal 2021, Ferrellgas acquired propane distribution assets, primarily of an independent distributor, with an aggregate value of $7.9 million in the following transaction:

●	Proflame, Inc., based in New York, acquired in July 2021.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2023	2022	2021
Cash payments, net of cash acquired	$24,123	$19,679	$6,567
Issuance of liabilities and other costs and considerations	3,435	2,022	1,344
Aggregate fair value of transactions	$27,558	$21,701	$7,911

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2023	2022	2021
Customer tanks, buildings, land and other	$10,027	$6,564	$2,607
Goodwill	—	10,153	—
Customer lists	15,938	4,259	4,973
Non-compete agreements	1,593	725	331
Aggregate fair value of net assets acquired	$27,558	$21,701	$7,911

The estimated fair values and useful lives of assets acquired during fiscal 2023 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2022 and 2021 are based on internal valuations and included only minor adjustments during the 12-month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

Dispositions

We incurred a loss on asset sales and disposals of $5.7 million and $1.8 million in fiscal 2023 and 2021, We had a $6.6 million gain on asset sales and disposals in fiscal 2022.

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

Ferrellgas Partners

Reserves may be established in order to provide for the proper conduct of Ferrellgas Partners’ business, to comply with any contractual obligations and restrictions, and to provide funds for distributions with respect to any one or more of the next four fiscal quarters. To the extent Ferrellgas Partners has available cash for a particular fiscal quarter, distributions of such cash are required to be made within 45 days after the end of such fiscal quarter to holders of record on the applicable record date, subject to the terms and preferences of the Class B Units. To the extent distributions are made in respect of the Class A Units, pro rata distributions are also made to the general partner. See Note J “Equity (Deficit)” for further discussion.

The operating partnership

Reserves may be established in order to provide for the proper conduct of the operating partnership’s business, to comply with contractual obligations and restrictions, including the restrictions on distributions in the indentures governing the $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and the $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”), the credit agreement entered into on March 30, 2021 by the operating partnership, the general partner and certain of the operating partnership’s subsidiaries (the “Credit Agreement”) and the First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., executed on March 30, 2021 (the “OpCo LPA Amendment”), and to provide funds for distributions with respect to any one or more of the next four fiscal quarters. To the extent the operating partnership has available cash for a particular fiscal quarter, distributions of such cash are required to be made within 45 days after the end of such fiscal quarter, subject to the terms of the OpCo LPA Amendment.

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

E.        Supplemental financial statement information

Inventories

Inventories consist of the following:

	July 31, 2023	July 31, 2022
Propane gas and related products	$76,996	$96,679
Appliances, parts and supplies, and other	21,108	18,508
Inventories	$98,104	$115,187

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2023, Ferrellgas had committed, for supply procurement purposes, to deliver  approximately 2.9 million gallons of propane at fixed prices, net of contracts to deliver.

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2023	July 31, 2022
Land	Indefinite	$42,711	$41,814
Land improvements	2-20	16,046	15,560
Buildings and improvements	20	90,356	88,970
Vehicles, including transport trailers	8-20	121,772	117,746
Bulk equipment and district facilities	5-30	121,158	115,927
Tanks, cylinders and customer equipment	2-30	834,775	825,361
Computer and office equipment	2-5	103,703	104,364
Construction in progress	n/a	11,611	7,694
		1,342,132	1,317,436
Less: accumulated depreciation		726,958	714,288
Property, plant and equipment, net		$615,174	$603,148

Depreciation expense totaled $72.0 million, $71.0 million and $64.1 million for fiscal 2023, 2022 and 2021, respectively.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	July 31, 2023	July 31, 2022
Broker margin deposit assets	$11,939	$12,338
Other	17,196	18,426
Prepaid expenses and other current assets	$29,135	$30,764

The operating partnership

Prepaid expenses and other current assets consist of the following:

	July 31, 2023	July 31, 2022
Broker margin deposit assets	$11,939	$12,338
Other	17,174	18,405
Prepaid expenses and other current assets	$29,113	$30,743

Other assets, net

Other assets, net consist of the following:

	July 31, 2023	July 31, 2022
Finance lease ROU assets	$24,506	$31,421
Other	34,332	47,823
Other assets, net	$58,838	$79,244

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	July 31, 2023	July 31, 2022
Accrued interest	$29,011	$29,703
Customer deposits and advances	36,226	33,189
Accrued payroll	35,075	29,717
Accrued insurance	15,256	16,114
Broker margin deposit liability	6,972	32,805
Accrued senior preferred units distributions	17,452	17,466
Other	57,038	59,616
Other current liabilities	$197,030	$218,610

The operating partnership

Other current liabilities consist of the following:

	July 31, 2023	July 31, 2022
Accrued interest	$29,011	$29,703
Customer deposits and advances	36,226	33,189
Accrued payroll	35,075	29,717
Accrued insurance	15,256	16,114
Broker margin deposit liability	6,972	32,805
Accrued senior preferred units distributions	17,452	17,466
Other	56,974	59,339
Other current liabilities	$196,966	$218,333

Shipping and handling expenses

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2023	2022	2021
Operating expense - personnel, vehicle, plant and other	$291,268	$244,022	$217,292
Depreciation and amortization expense	15,807	14,370	13,691
Operating expense - equipment lease expense	13,165	18,874	22,609
Shipping and handling expenses	$320,240	$277,266	$253,592

Cash, cash equivalents and restricted cash

Ferrellgas maintains its cash and cash equivalents in various bank accounts that, at times, may exceed federally insured limits. Ferrellgas’ cash and cash equivalent accounts have been placed with high credit quality financial institutions. For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of July 31, 2023 and 2022 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	July 31, 2023	July 31, 2022
Cash and cash equivalents	$126,221	$147,529
Restricted cash	11,126	11,208
Cash, cash equivalents and restricted cash	$137,347	$158,737

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	July 31, 2023	July 31, 2022
Cash and cash equivalents	$126,119	$147,258
Restricted cash	11,126	11,208
Cash, cash equivalents and restricted cash	$137,245	$158,466

Certain cash flow and non-cash activities

Ferrellgas Partners

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2023	2022	2021
Cash paid for:
Interest	$90,349	$91,897	$156,449
Income taxes	$1,092	$1,018	$706
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$3,435	$2,022	$1,344
Change in accruals for property, plant and equipment additions	$80	$450	$(386)
Lease liabilities arising from operating ROU assets	$10,189	$12,748	$8,374
Lease liabilities arising from finance ROU assets	$671	$2,209	$2,310
Accrued senior preferred units distributions	$17,452	$17,466	$16,013

The operating partnership

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2023	2022	2021
Cash paid for:
Interest	$90,349	$91,897	$156,449
Income taxes	$1,087	$1,014	$693
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$3,435	$2,022	$1,344
Change in accruals for property, plant and equipment additions	$80	$450	$(386)
Lease liabilities arising from operating ROU assets	$10,189	$12,748	$8,374
Lease liabilities arising from finance ROU assets	$671	$2,209	$2,310
Accrued senior preferred units distributions	$17,452	$17,466	$16,013

F.        Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	July 31, 2023	July 31, 2022
Accounts receivable	$163,537	$154,570
Note receivable	2,500	2,517
Allowance for expected credit losses	(6,658)	(6,692)
Accounts and notes receivable, net	$159,379	$150,395

G.        Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2023			July 31, 2022
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$257,006	$—	$257,006	$257,099	$—	$257,099

Intangible assets, net
Amortized intangible assets
Customer-related	$376,571	$(324,578)	$51,993	$456,181	$(412,548)	$43,633
Non-compete agreements	28,637	(25,036)	3,601	27,044	(24,060)	2,984
Other	—	—	—	3,513	(3,513)	—
	405,208	(349,614)	55,594	486,738	(440,121)	46,617

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	51,021	—	51,021
Total intangible assets, net	$456,229	$(349,614)	$106,615	$537,759	$(440,121)	$97,638

Changes in the carrying amount of goodwill are as follows:

Propane operations and
related equipment sales
Balance July 31, 2021	$246,946
Acquisitions	10,153
Balance July 31, 2022	257,099
Other	(93)
Balance July 31, 2023	$257,006

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

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2023	$8,553
2022	8,089
2021	8,742

Estimated amortization expense:

For the year ended July 31,
2024	$8,734
2025	6,791
2026	6,230
2027	5,840
2028	5,365

H.        Debt

Short-term borrowings

Ferrellgas classifies borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of July 31, 2023, we did not have any short-term borrowings. For further discussion, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	July 31, 2023	July 31, 2022
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.3% and 8.9% weighted average interest rate at July 31, 2023 and 2022, respectively, due 2024 to 2028, net of unamortized discount of $1,040 and $465 at July 31, 2023 and 2022, respectively	6,615	4,539
Total debt, excluding unamortized debt issuance and other costs	1,481,615	1,479,539
Unamortized debt issuance and other costs	(22,834)	(27,731)
Less: current portion of long-term debt	2,597	1,792
Long-term debt	$1,456,184	$1,450,016

Senior secured revolving credit facility

On March 30, 2021, the operating partnership, the general partner and certain of the operating partnership’s subsidiaries entered into the Credit Agreement, which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. During the year ended July 31, 2023, the operating partnership borrowed $45.0 million under the Credit Facility at a weighted-average interest rate of 6.875% and repaid $45.0 million of these borrowings during the year ended July 31, 2023. As of July 31, 2023, the operating partnership had no short-term borrowings.

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

Amounts borrowed under the Credit Facility bear interest, at the operating partnership’s option, at either (a) for base rate loans, (i) a base rate determined by reference to the highest of (A) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (B) the NYFRB Rate from time to time plus 0.50% per annum and (C) the Adjusted term Secured Overnight Financing Rate (“SOFR”) for a one-month interest period plus 1.00% per annum plus (ii) a margin of 1.50% to 2.00% per annum depending on total net leverage or (b) for Eurodollar rate loans, (i) a rate determined by reference to the Adjusted term SOFR plus (ii) a margin of 2.50% to 3.00% per annum depending on total net leverage. The operating partnership will be required to pay an undrawn fee to the lenders on the average daily unused amount of the Credit Facility at a rate of 0.375% to 0.50% per annum depending on total net leverage.

The Credit Agreement contains customary representations, warranties, covenants and events of default and requires the operating partnership to maintain the following covenants:

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

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 4.75 to 1.0. As of July 31, 2023, the operating partnership is in compliance with all of its debt covenants.

Senior unsecured notes

On March 30, 2021, the 2026 Notes and the 2029 Notes were issued. The 2026 Notes and 2029 Notes are the senior unsecured obligations of the operating partnership and Ferrellgas Finance Corp. and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC.

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

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of July 31, 2023, the operating partnership is in compliance with all of its debt covenants.

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

The operating partnership

The effects of these transactions resulted in a loss on extinguishment of debt, with the components presented below:

For the year ended
July 31, 2021
Payment of redemption premium on debt extinguishment	$83,072
Unamortized deferred financing costs	24,899
Total loss on extinguishment of debt	$107,971

Scheduled annual principal payments

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2024	$2,597
2025	2,110
2026	651,729
2027	810
2028	825,409
Thereafter	—
Total	$1,482,655

Letters of credit outstanding at July 31, 2023 and 2022 totaled $74.0 million and $87.6 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. At July 31, 2023, Ferrellgas had an available borrowing capacity under its Credit Facility of $262.1 million. During fiscal 2023 and fiscal 2022, Ferrellgas incurred undrawn and commitment fees of $1.3 million and $1.1 million, respectively. Ferrellgas incurred commitment fees of $0.1 million in fiscal 2021.

I.        Preferred units

On March 30, 2021, pursuant to an Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million. The purchase price per Preferred Unit was $1,000 less a 3.0% purchase price discount, for an aggregate purchase price of $679.0 million. The operating partnership received net proceeds from the issuance and sale of the Preferred Units of approximately $651.3 million, after deduction of the purchase price discount and certain expenses. As of July 31, 2023 and 2022, these 700,000 Preferred Units are classified in the “Mezzanine Equity” section of the consolidated balance sheets.

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

The preferences, rights, privileges and other terms of the Preferred Units are set forth in the OpCo LPA Amendment entered into by the general partner on March 30, 2021 (along with the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. (the “Amended OpCo LPA”)) and are described below.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at July 31, 2023 and 2022, are immaterial to the financial statements.

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

During fiscal 2023, quarterly distributions aggregating to $64.4 million were paid in cash to holders of Preferred Units. This included $1.7 million of Additional Amounts (as defined below) payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2023, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2023. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

During fiscal 2022, quarterly distributions aggregating to $63.4 million were paid in cash to holders of Preferred Units. This included $0.9 million of Additional Amounts payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2022, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2022. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

During fiscal 2021, the Quarterly Distribution accrued was $8.0 million, reflecting a prorated distribution for the period from March 30, 2021 to April 30, 2021 and the Quarterly Distribution in that amount was paid in cash to holders of Preferred Units on May 17, 2021. As of July 31, 2021, the aggregate Quarterly Distribution and Additional Amounts accrued was $16.0 million, and $15.7 million of that amount was paid in cash to holders of Preferred Units on August 16, 2021.

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

J.        Equity (Deficit)

Ferrellgas Partners

Class A Units

On March 30, 2021, Ferrellgas Partners effected a 1-for-20 reverse unit split in which holders of its then-outstanding common units received one Class A Unit for every 20 common units held. No fractional Class A Units were issued in connection with the reverse unit split. If, as a result of the reverse unit split, a unitholder would otherwise have been entitled to a fractional Class A Unit, the number of Class A Units such unitholder received was rounded up or down to the nearest whole Class A Unit, with a fraction of one-half or less being rounded down. The reverse unit split resulted in a reduction of our previously outstanding common units from 97,152,665 common units to 4,857,605 Class A Units.

Class B Units

On March 30, 2021, Ferrellgas Partners issued 1.3 million Class B Units to the holders of the $357.0 million aggregate principal amount of its 8.625% senior secured notes due June 2020 (the “Ferrellgas Partners Notes”) in exchange for such holders’ contribution of the Ferrellgas Partners Notes to Ferrellgas Partners as a capital contribution and in satisfaction of such holders’ claims in respect of the Ferrellgas Partners Notes. The terms of the Class B Units are set forth in the Amended Ferrellgas Partners LPA entered into by the general partner on March 30, 2021.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through July 31, 2023.

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

Board Rights

The holders of Class B Units will be permitted to designate one independent director to the Board of the general partner in accordance with a voting agreement among the general partner, Ferrell Companies, Inc. (“FCI”), the sole stockholder of the general partner, and the holders of the Class B Units and the general partner’s bylaws.

Fair Value

The fair value of Class B Units approximates the carrying value of the principal and interest of the Ferrellgas Partners Notes of $385.0 million as of March 31, 2021. During the year ended July 31, 2021, a $5.1 million gain on extinguishment was recognized in connection with the difference between the book value and fair value of the Class B Units as of July 31, 2021.

Class A Units

As of July 31, 2023 and 2022, Class A Units were beneficially owned by the following:

	July 31, 2023	July 31, 2022
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR.”
(2)	James E. Ferrell was the Chief Executive Officer and President of our general partner and Chairman of the Board of Directors of our general partner through July 31, 2023. Effective August 1, 2023, he is the Executive Chairman of our general partner and the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the years ended July 31, 2023, 2022 and 2021. Ferrellgas Partners made aggregate cash distributions of approximately $49.9 million and $100.0 million to its Class B Unitholders during the years ended July 31, 2023 and 2022, respectively. See Note R “Net earnings (loss) per unitholders’ interest” for additional information.

Accumulated other comprehensive income (loss)(“AOCI”)

See Note N “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2023 and 2022.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During fiscal 2023, the general partner made non-cash contributions of $59.0 thousand and $63.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions:

The operating partnership has recognized the following distributions:

	For the year ended July 31,
	2023	2022	2021
Ferrellgas Partners	$50,000	$119,216	$—
General partner	—	—	—

See additional discussions about transactions with related parties in Note O “Transactions with related parties.”

Accumulated other comprehensive income (loss)(“AOCI”)

See Note N “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2023 and 2022.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest (excluding the interest attributable to the Preferred Units) concurrent with the issuance of other additional equity.

During fiscal 2023, the general partner made non-cash contributions of $30.0 thousand and $32.0 thousand, respectively, to the operating partnership to maintain its 1.0101% general partner interest.

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

The following table provides the operating and financing ROU assets and lease liabilities as of July 31, 2023 and 2022:

Leases	Classification	July 31, 2023	July 31, 2022
Assets
Operating lease assets	Operating lease ROU assets	$57,839	$72,888
Financing lease assets	Other assets, net	24,506	31,421
Total leased assets		$82,345	$104,309

Liabilities
Current
Operating	Current operating lease liabilities	$24,600	$25,824
Financing	Other current liabilities	6,224	6,581
Noncurrent
Operating	Operating lease liabilities	34,235	47,231
Financing	Other liabilities	19,623	25,309
Total leased liabilities		$84,682	$104,945

The following table provides the lease expenses for the years ended July 31, 2023, 2022 and 2021:

Leases expense	Classification	2023	2022	2021
Operating lease expense	Operating expense - personnel, vehicle, plant and other	$7,194	$6,832	$7,695
	Operating expense - equipment lease expense	19,724	20,291	26,127
	Cost of sales - propane and other gas liquids sales	990	1,630	1,911
	General and administrative expense	1,605	1,587	437
Total operating lease expense		29,513	30,340	36,170

Short-term expense	Operating expense - personnel, vehicle, plant and other	10,654	9,231	8,151
	General and administrative expense	342	271	576
Total short-term expense		10,996	9,502	8,727

Variable lease expense	Operating expense - personnel, vehicle, plant and other	3,032	3,096	2,328
	Operating expense - equipment lease expense	2,588	2,162	1,547
Total variable lease expense		5,620	5,258	3,875

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	7,540	6,660	8,878
Interest on lease liabilities	Interest expense	2,514	2,905	3,755
Total finance lease expense		10,054	9,565	12,633

Total lease expense		$56,183	$54,665	$61,405

Minimum annual payments under existing operating and finance lease liabilities as of July 31, 2023 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2024	$17,950	$16,655	$34,605
2025	14,258	13,071	27,329
2026	11,252	4,580	15,832
2027	7,271	1,512	8,783
2028	2,361	182	2,543
Thereafter	13,655	11	13,666
Total lease payments	$66,747	$36,011	$102,758
Less: Imputed interest	(7,912)	(10,164)	(18,076)
Present value of lease liabilities	$58,835	$25,847	$84,682

The following table represents the weighted-average remaining lease term and discount rate as of July 31, 2023:

	As of July 31, 2023		As of July 31, 2022
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.7	7.7%	4.9	7.6%
Finance leases	3.4	8.3%	4.3	8.3%

Cash flow information is presented below:

	For the year ended July 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$29,251	$32,699	$34,895

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$9,117	$9,475	$3,396
Financing cash flows	$6,672	$6,545	$7,188

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

Ferrellgas charges other amounts to customers associated with the delivery of propane including hazardous materials fees and fuel surcharge fees. In some regions, Ferrellgas also sells appliances and related parts and fittings as well as other retail propane related services. Ferrellgas charges, on an annual basis, tank and equipment rental charges for customers that are using our equipment to store propane. Other revenues associated with deliveries of propane are earned at the time product is delivered. Revenues associated with sales of appliances and other materials or services are earned at the time of delivery or installation. Revenues associated with tank and equipment rentals are generally recognized on a straight-line basis over one year.

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

	For the year ended July 31,
	2023	2022	2021
Retail - Sales to End Users	$1,374,089	$1,446,857	$1,123,956
Wholesale - Sales to Resellers	525,529	549,058	516,599
Other Gas Sales	17,274	21,964	28,297
Other	109,573	96,661	85,458
Propane and related equipment revenues	$2,026,465	$2,114,540	$1,754,310

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	July 31, 2023	July 31, 2022
Contract assets	$10,263	$11,935
Contract liabilities
Deferred revenue (1)	$51,516	$47,929
(1)	Of the beginning balance of deferred revenue, $37.9 million was recognized as revenue during the year ended July 31, 2023.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

M.        Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2023 and 2022

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2023:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$12,165	$—	$12,165
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(11,082)	$—	$(11,082)

July 31, 2022:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$51,267	$—	$51,267
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(12,960)	$—	$(12,960)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2, or 3 during the years ended July 31, 2023 and 2022.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2023 and July 31, 2022, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,318.9 million and $1,327.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the years ended July 31, 2023 and 2022, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2023 and 2022:

	Final	July 31, 2023
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$11,966	Other current liabilities	$9,554
Commodity derivatives-propane		Other assets, net	199	Other liabilities	1,528
		Total	$12,165	Total	$11,082

	Final	July 31, 2022
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$43,015	Other current liabilities	$11,840
Commodity derivatives-propane		Other assets, net	8,252	Other liabilities	1,120
		Total	$51,267	Total	$12,960

Ferrellgas’ exchange traded commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2023 and July 31, 2022, respectively:

	July 31, 2023
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$11,939	Broker margin deposit liability	$6,972
	Other assets, net	1,965	Other liabilities	—
	Total	$13,904	Total	$6,972

	July 31, 2022
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$12,338	Broker margin deposit liability	$32,805
	Other assets, net	4,797	Other liabilities	7,110
	Total	$17,135	Total	$39,915

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income (loss) for the years ended July 31, 2023, 2022 and 2021 due to derivatives designated as cash flow hedging instruments:

For the year ended July 31, 2023
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(48,034)	Cost of sales - propane and other gas liquids sales	$(10,810)	$—

For the year ended July 31, 2022
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$68,950	Cost of sales - propane and other gas liquids sales	$120,429	$—

For the year ended July 31, 2021
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$136,351	Cost of sales - propane and other gas liquids sales	$44,252	$—

Accumulated other comprehensive income (loss)

Ferrellgas partners

The changes in derivatives included in AOCI for the years ended July 31, 2023, 2022 and 2021 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2023	2022	2021
Beginning balance attributable to Ferrellgas Partners, L.P.	$37,907	$88,866	$(2,303)
Change in value of risk management commodity derivatives	(48,034)	68,950	136,351
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	10,810	(120,429)	(44,252)
Less: amount attributable to noncontrolling interests	376	520	(930)
Ending balance attributable to Ferrellgas Partners, L.P.	$1,059	$37,907	$88,866

The operating partnership

The changes in derivatives included in AOCI for the years ended July 31, 2023, 2022 and 2021 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2023	2022	2021
Beginning balance	$38,307	$89,786	$(2,313)
Change in value of risk management commodity derivatives	(48,034)	68,950	136,351
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	10,810	(120,429)	(44,252)
Ending balance	$1,083	$38,307	$89,786

Ferrellgas expects to reclassify net gains of approximately $2.4 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2023, 2022 and 2021, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2023, Ferrellgas had financial derivative contracts covering 2.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2023, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2023.

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

	For the year ended July 31,
	2023	2022	2021
Operating expense	$310,652	$275,326	$260,831

General and administrative expense	$32,168	$28,943	$34,899

See additional discussions about transactions with the general partner and related parties in Note J “Equity (Deficit).”

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

Ferrellgas and Bridger Logistics, LLC (“Bridger”), were named, along with two former officers (“Rios and Gamboa”), in a lawsuit (the “EDPA Lawsuit”) filed by Eddystone Rail Company (“Eddystone”) on February 2, 2017 in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”). On December 10, 2021, the Court dismissed Eddystone’s claims against Rios and Gamboa, pursuant to a settlement agreement with Eddystone. Eddystone indicated that it has prevailed in or settled an arbitration against Jamex Transfer Services (“JTS”), previously named Bridger Transfer Services, a former subsidiary of Bridger. The arbitration involved a claim against JTS for money due for deficiency payments under a contract for the use of an Eddystone facility used to offload crude from rail onto barges. Eddystone alleges that Ferrellgas transferred assets out of JTS prior to the sale of the membership interest in JTS to Jamex Transfer Holdings, and that those transfers should be avoided so that the assets can be used to satisfy the amount owed by JTS to Eddystone as a result of the arbitration. Eddystone also alleges that JTS was an “alter ego” of Bridger and Ferrellgas and that Bridger and Ferrellgas breached both an implicit contract as well as fiduciary duties allegedly owed to Eddystone as a creditor of JTS. Ferrellgas believes that Ferrellgas and Bridger have valid defenses to these claims and to Eddystone’s primary claim against JTS for breach of contract. If Eddystone ultimately prevails, however, Ferrellgas believes that the amount of damages awarded could be material to Ferrellgas. Ferrellgas intends to vigorously defend this claim.

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

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing our senior notes. See Note H “Debt” for a description of these debt obligations and a schedule of future maturities.

Q.        Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust (the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation charges were $2.9 million, $3.2 million and $3.2 million during fiscal 2023, 2022 and 2021, respectively. Ferrellgas is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions, net of forfeitures, for fiscal 2023, 2022 and 2021 were $4.9 million, $5.4 million and $4.0 million, respectively.

R.       Net earnings (loss) per Unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) per Class A Unitholders’ interest in the consolidated statements of operations for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per Class A Unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. Due to the seasonality of Ferrellgas’ business, the dilutive effect of the two-class method typically impacts only the three months ended January 31.

There was not a dilutive effect resulting from this guidance on basic and diluted net earnings (loss) per Class A Unitholders’ interest for fiscal 2023, 2022 and 2021.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

Calculation of basic and diluted net earnings (loss) per Class A Units

	For the year ended July 31,
	2023	2022	2021

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$136,881	$147,993	$(68,411)
Less: Distributions to preferred unitholders	64,314	65,287	24,024
Less: Distributions to Class B unitholders	49,998	99,996	—
Less: Allocation of undistributed net earnings to Class B units	11,030	—	—
Less: General partner’s interest in net earnings (loss)	1,368	1,480	(684)
Undistributed net earnings (loss) attributable to Class A unitholders	$10,171	$(18,770)	$(91,751)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6
Basic and diluted net earnings (loss) per Class A Unit	$2.09	$(3.86)	$(18.89)

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

S.       Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Partners Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2023 and 2022, the related statements of operations, stockholder’s equity (deficit), and cash flows for each of the three years in the period ended July 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

September 29, 2023

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31, 2023	July 31, 2022
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$—	$1,706
Total current liabilities	$—	$1,706

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	42,207	39,486
Accumulated deficit	(43,207)	(42,192)
Total stockholder’s equity (deficit)	—	(1,706)
Total liabilities and equity (deficit)	$—	$—

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2023	2022	2021
General and administrative expense	$1,015	$2,706	$2,490

Net loss	$(1,015)	$(2,706)	$(2,490)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity (deficit)
July 31, 2020	1,000	$1,000	$38,846	$(36,996)	$2,850
Capital contribution	—	—	640	—	640
Net loss	—	—	—	(2,490)	(2,490)
July 31, 2021	1,000	1,000	39,486	(39,486)	1,000
Net loss	—	—	—	(2,706)	(2,706)
July 31, 2022	1,000	1,000	39,486	(42,192)	(1,706)
Capital contribution	—	—	2,721	—	2,721
Net loss	—	—	—	(1,015)	(1,015)
July 31, 2023	1,000	$1,000	$42,207	$(43,207)	$—

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(1,015)	$(2,706)	$(2,490)
Changes in operating assets and liabilities:
Other current liabilities	(1,706)	1,706	—
Prepaid expenses and other current assets	—	—	1,850
Cash used in operating activities	(2,721)	(1,000)	(640)

Cash flows from financing activities:
Capital contribution	2,721	—	640
Cash provided by financing activities	2,721	—	640

Net change in cash	—	(1,000)	—
Cash - beginning of period	—	1,000	1,000
Cash - end of period	$—	$—	$1,000

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

B.     Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of July 31, 2023 and 2022, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

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

Due to the inability of the Partners Finance Corp. to utilize the deferred tax benefit of $8,556 associated with the net operating loss carryforward of $40,743 generated during and prior to fiscal 2023, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2023 or 2022, and there is no net deferred tax asset as of July 31, 2023 and 2022. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2023 and 2022, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

September 29, 2023

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31, 2023	July 31, 2022
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	104,564	103,928
Accumulated deficit	(105,564)	(104,928)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2023	2022	2021
General and administrative expense	$636	$2,400	$19,941

Net loss	$(636)	$(2,400)	$(19,941)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2020	1,000	$1,000	$84,187	$(82,587)	$2,600
Capital contribution	—	—	18,441	—	18,441
Net loss	—	—	—	(19,941)	(19,941)
July 31, 2021	1,000	1,000	102,628	(102,528)	1,100
Capital contribution	—	—	1,300	—	1,300
Net loss	—	—	—	(2,400)	(2,400)
July 31, 2022	1,000	1,000	103,928	(104,928)	—
Capital contribution	—	—	636	—	636
Net loss	—	—	—	(636)	(636)
July 31, 2023	1,000	$1,000	$104,564	$(105,564)	$—

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(636)	$(2,400)	$(19,941)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	—	1,500
Cash used in operating activities	(636)	(2,400)	(18,441)

Cash flows from financing activities:
Capital contribution	636	1,300	18,441
Cash provided by financing activities	636	1,300	18,441

Net change in cash	—	(1,100)	—
Cash - beginning of period	—	1,100	1,100
Cash - end of period	$—	$—	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

NOTES TO FINANCIAL STATEMENTS

A.     Formation

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P. (the “Partnership”).

The Partnership contributed $1,000 to Finance Corp. on January 24, 2003 in exchange for 1,000 shares of common stock.

Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.     Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of July 31, 2023 and 2022, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $22,071 associated with the net operating loss carryforward of $105,099 generated during and prior to fiscal 2023, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2023 or 2022, and there is no net deferred tax asset as of July 31, 2023 and 2022. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

D.     Subsequent events

Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2023, and 2022 and Statements of Operations and Cash Flows for the years ended July 31, 2023, 2022 and 2021	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2023, 2022 and 2021	S-5

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2023, 2022 and 2021	S-6

Schedule I

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)

	July 31,	July 31,
	2023	2022
ASSETS

Cash and cash equivalents	$102	$271
Prepaid expenses and other current assets	22	21
Total assets	$124	$292

LIABILITIES AND PARTNERS’ DEFICIT

Other current liabilities	$64	$277
Investment in Ferrellgas, L.P.	891,658	880,239

Partners’ deficit
Class A (4,857,605 units outstanding at 2023 and 2022)	(1,205,103)	(1,229,823)
Class B (1,300,000 units outstanding at 2023 and 2022)	383,012	383,012
General partner unitholder (49,496 units outstanding at 2023 and 2022)	(70,566)	(71,320)
Accumulated other comprehensive income	1,059	37,907
Total Ferrellgas Partners, L.P. partners’ deficit	(891,598)	(880,224)
Total liabilities and partners’ deficit	$124	$292

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2023	2022	2021
Equity in earnings (loss) of Ferrellgas, L.P.	$136,838	$150,262	$(44,740)
Operating, general and administrative expense	(89)	(13)	(389)

Operating income (loss)	136,749	150,249	(45,129)

Interest expense	—	—	(13,771)
Gain on extinguishment of debt	—	—	3,137
Other income (expense), net	137	(2,251)	(2,191)
Reorganization expense - professional fees	—	—	(10,443)
Income tax expense	(5)	(5)	(14)

Net earnings (loss)	136,881	147,993	(68,411)

Less: Distribution to Class B Unitholders	49,998	99,996	—

Net earnings (loss) attributable to Ferrellgas, L.P.	$86,883	$47,997	$(68,411)

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2023	2022	2021

Cash flows from operating activities:
Net earnings (loss)	$136,881	$147,993	$(68,411)
Reconciliation of net earnings (loss) to net cash used in operating activities:
Other	(214)	(16,944)	16,208
Gain on extinguishment of debt	—	—	(3,137)
Equity in (earnings) loss of Ferrellgas, L.P.	(136,838)	(150,262)	44,740
Net cash used in operating activities	(171)	(19,213)	(10,600)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	50,000	119,216	—
Loan from Ferrellgas, L.P.	—	—	14,810
Net cash provided by investing activities	50,000	119,216	14,810

Cash flows from financing activities:
Distributions paid to Class B unitholders	(49,998)	(99,996)	—
Fees in connection with Class B unit exchange	—	—	(1,988)
Make-whole payments	—	—	(1,964)
Net cash used in financing activities	(49,998)	(99,996)	(3,952)

Net (decrease) increase in cash and cash equivalents	(169)	7	258
Cash and cash equivalents - beginning of year	271	264	6
Cash and cash equivalents - end of year	$102	$271	$264

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2023
Allowance for doubtful accounts	$6,692	$1,228	$(1,262)	(1)	$6,658
Year ended July 31, 2022
Allowance for doubtful accounts	$17,256	$1,847	$(12,411)	(1)	$6,692
Year ended July 31, 2021
Allowance for doubtful accounts	$14,124	$2,323	$809	(1)	$17,256
(1)	Uncollectible accounts written off, net of recoveries.

Schedule II

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2023
Allowance for doubtful accounts	$6,692	$1,228	$(1,262)	(1)	$6,658
Year ended July 31, 2022
Allowance for doubtful accounts	$17,256	$1,847	$(12,411)	(1)	$6,692
Year ended July 31, 2021
Allowance for doubtful accounts	$14,124	$2,323	$809	(1)	$17,256
(1)	Uncollectible accounts written off, net of recoveries.

.