Form 10-Q
period 2023-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2023-12-08
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

At November 30, 2023, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended October 31, 2023 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

To help investors understand the differences between Ferrellgas Partners and the operating partnership, this report provides separate condensed consolidated financial statements for Ferrellgas Partners and the operating partnership. Noncontrolling interests, Class A Units, Class B Units, shareholders' equity (deficit) and partners' deficit are the main areas of difference between the condensed consolidated financial statements of Ferrellgas Partners and those of the operating partnership. A single set of notes to condensed consolidated financial statements is presented that includes separate discussions for Ferrellgas Partners and the operating partnership, when applicable. A combined Management's Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents combined information and discrete information related to each entity, as applicable.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	October 31, 2023	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $10,789 and $11,126 of restricted cash at October 31, 2023 and July 31, 2023, respectively)	$76,783	$137,347
Accounts and notes receivable, net	150,504	159,379
Inventories	105,829	98,104
Price risk management asset	6,465	11,966
Prepaid expenses and other current assets	43,025	29,135
Total current assets	382,606	435,931

Property, plant and equipment, net	616,212	615,174
Goodwill, net	257,006	257,006
Intangible assets (net of accumulated amortization of $351,971 and $349,614 at October 31, 2023 and July 31, 2023, respectively)	104,257	106,615
Operating lease right-of-use assets	55,609	57,839
Other assets, net	56,408	58,838
Total assets	$1,472,098	$1,531,403

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$45,918	$35,115
Current portion of long-term debt	2,597	2,597
Current operating lease liabilities	24,954	24,600
Other current liabilities	175,241	197,030
Total current liabilities	248,710	259,342

Long-term debt	1,456,368	1,456,184
Operating lease liabilities	31,804	34,235
Other liabilities	26,378	29,084
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at October 31, 2023 and July 31, 2023)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at October 31, 2023 and July 31, 2023)	(1,237,866)	(1,205,103)
Class B (1,300,000 units outstanding at October 31, 2023 and July 31, 2023)	383,012	383,012
General partner unitholder (49,496 units outstanding at October 31, 2023 and July 31, 2023)	(70,897)	(70,566)
Accumulated other comprehensive (loss) income	(9,125)	1,059
Total Ferrellgas Partners, L.P. deficit	(934,876)	(891,598)
Noncontrolling interest	(7,635)	(7,193)
Total deficit	(942,511)	(898,791)
Total liabilities, mezzanine and deficit	$1,472,098	$1,531,403

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended October 31,
	2023	2022
Revenues:
Propane and other gas liquids sales	$338,934	$385,844
Other	32,079	27,445
Total revenues	371,013	413,289

Costs and expenses:
Cost of sales - propane and other gas liquids sales	172,180	213,081
Cost of sales - other	4,441	4,776
Operating expense - personnel, vehicle, plant and other	144,646	129,740
Operating expense - equipment lease expense	5,376	6,024
Depreciation and amortization expense	24,404	22,631
General and administrative expense	12,825	14,833
Non-cash employee stock ownership plan compensation charge	720	723
Loss on asset sales and disposals	1,335	1,680

Operating income	5,086	19,801

Interest expense	(24,161)	(25,009)
Other income, net	1,336	469

Loss before income taxes	(17,739)	(4,739)

Income tax expense	162	18

Net loss	(17,901)	(4,757)

Net loss attributable to noncontrolling interest	(345)	(212)

Net loss attributable to Ferrellgas Partners, L.P.	$(17,556)	$(4,545)

Class A unitholders’ interest in net loss (Note M)	$(33,632)	$(20,751)

Basic and diluted net loss per Class A Unit (Note M)	$(6.92)	$(4.27)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2023	2022
Net loss	$(17,901)	$(4,757)
Other comprehensive loss:
Change in value of risk management derivatives	(13,472)	(36,185)
Reclassification of losses (gains) on derivatives to earnings, net	3,184	(12,788)
Other comprehensive loss	(10,288)	(48,973)
Comprehensive loss	(28,189)	(53,730)
Comprehensive loss attributable to noncontrolling interest	449	707
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(27,740)	$(53,023)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2023	4,857.6	1,300.0	49.5	$(1,205,103)	$383,012	$(70,566)	$1,059	$(891,598)	$(7,193)	$(898,791)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	706	—	7	—	713	7	$720
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(17,381)	—	(175)	—	(17,556)	(345)	(17,901)
Other comprehensive loss	—	—	—	—	—	—	(10,184)	(10,184)	(104)	(10,288)
Balance at October 31, 2023	4,857.6	1,300.0	49.5	$(1,237,866)	$383,012	$(70,897)	$(9,125)	$(934,876)	$(7,635)	$(942,511)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2022	4,857.6	1,300.0	49.5	$(1,229,823)	$383,012	$(71,320)	$37,907	$(880,224)	$(7,587)	$(887,811)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	709	—	7	—	716	7	723
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(4,500)	—	(45)	—	(4,545)	(212)	(4,757)
Other comprehensive loss	—	—	—	—	—	—	(48,478)	(48,478)	(495)	(48,973)
Balance at October 31, 2022	4,857.6	1,300.0	49.5	$(1,249,702)	$383,012	$(71,521)	$(10,571)	$(948,782)	$(8,287)	$(957,069)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,901)	$(4,757)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	24,404	22,631
Non-cash employee stock ownership plan compensation charge	720	723
Loss on asset sales and disposals	1,335	1,680
Provision for expected credit losses	676	321
Other	2,114	2,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	8,199	(8,600)
Inventories	(7,725)	(4,958)
Prepaid expenses and other current assets	(13,890)	(37,766)
Accounts payable	11,185	3,373
Accrued interest expense	(21,734)	(20,268)
Other current liabilities	(7,543)	(16,344)
Other assets and liabilities	1,306	(4,821)
Net cash used in operating activities	(18,854)	(66,786)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(13,290)
Capital expenditures	(23,547)	(22,247)
Proceeds from sale of assets	480	752
Net cash used in investing activities	(23,067)	(34,785)

Cash flows from financing activities:
Preferred unit distributions	(15,610)	(15,580)
Payments on long-term debt	(1,224)	(979)
Proceeds from short-term borrowings	—	30,000
Repayments of short-term borrowings	—	(15,000)
Cash payments for principal portion of lease liability	(1,809)	(302)
Net cash used in financing activities	(18,643)	(1,861)

Net change in cash, cash equivalents and restricted cash	(60,564)	(103,432)
Cash, cash equivalents and restricted cash - beginning of period	137,347	158,737
Cash, cash equivalents and restricted cash - end of period	$76,783	$55,305

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31, 2023	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $10,789 and $11,126 of restricted cash at October 31, 2023 and July 31, 2023, respectively)	$76,679	$137,245
Accounts and notes receivable, net	150,504	159,379
Inventories	105,829	98,104
Price risk management asset	6,465	11,966
Prepaid expenses and other current assets	43,004	29,113
Total current assets	382,481	435,807

Property, plant and equipment, net	616,212	615,174
Goodwill, net	257,006	257,006
Intangible assets (net of accumulated amortization of $351,971 and $349,614 at October 31, 2023 and July 31, 2023, respectively)	104,257	106,615
Operating lease right-of-use assets	55,609	57,839
Other assets, net	56,408	58,838
Total assets	$1,471,973	$1,531,279

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$45,918	$35,115
Current portion of long-term debt	2,597	2,597
Current operating lease liabilities	24,954	24,600
Other current liabilities	175,158	196,966
Total current liabilities	248,627	259,278

Long-term debt	1,456,368	1,456,184
Operating lease liabilities	31,804	34,235
Other liabilities	26,378	29,084
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at October 31, 2023 and July 31, 2023)	651,349	651,349

Deficit:
Limited partners	(925,793)	(892,717)
General partner	(7,555)	(7,217)
Accumulated other comprehensive (loss) income	(9,205)	1,083
Total deficit	(942,553)	(898,851)
Total liabilities, mezzanine and deficit	$1,471,973	$1,531,279

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2023	2022
Revenues:
Propane and other gas liquids sales	$338,934	$385,844
Other	32,079	27,445
Total revenues	371,013	413,289

Costs and expenses:
Cost of sales - propane and other gas liquids sales	172,180	213,081
Cost of sales - other	4,441	4,776
Operating expense - personnel, vehicle, plant and other	144,646	129,740
Operating expense - equipment lease expense	5,376	6,024
Depreciation and amortization expense	24,404	22,631
General and administrative expense	12,826	14,831
Non-cash employee stock ownership plan compensation charge	720	723
Loss on asset sales and disposals	1,335	1,680

Operating income	5,085	19,803

Interest expense	(24,161)	(25,009)
Other income, net	1,337	468

Loss before income taxes	(17,739)	(4,738)

Income tax expense	144	18

Net loss	$(17,883)	$(4,756)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2023	2022
Net loss	$(17,883)	$(4,756)
Other comprehensive loss:
Change in value of risk management derivatives	(13,472)	(36,185)
Reclassification of losses (gains) on derivatives to earnings, net	3,184	(12,788)
Other comprehensive loss	(10,288)	(48,973)
Comprehensive loss	$(28,171)	$(53,729)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2023	$(892,717)	$(7,217)	$1,083	$(898,851)
Contributions in connection with non-cash ESOP compensation charges	713	7	—	720
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(17,538)	(345)	—	(17,883)
Other comprehensive loss	—	—	(10,288)	(10,288)
Balance at October 31, 2023	$(925,793)	$(7,555)	$(9,205)	$(942,553)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2022	$(918,146)	$(7,987)	$38,307	$(887,826)
Contributions in connection with non-cash ESOP compensation charges	716	7	—	723
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(4,544)	(212)	—	(4,756)
Other comprehensive loss	—	—	(48,973)	(48,973)
Balance at October 31, 2022	$(938,225)	$(8,192)	$(10,666)	$(957,083)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,883)	$(4,756)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	24,404	22,631
Non-cash employee stock ownership plan compensation charge	720	723
Loss on asset sales and disposals	1,335	1,680
Provision for expected credit losses	676	321
Other	2,114	2,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	8,199	(8,600)
Inventories	(7,725)	(4,958)
Prepaid expenses and other current assets	(13,891)	(37,765)
Accounts payable	11,185	3,373
Accrued interest expense	(21,734)	(20,268)
Other current liabilities	(7,562)	(16,346)
Other assets and liabilities	1,306	(4,822)
Net cash used in operating activities	(18,856)	(66,787)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(13,290)
Capital expenditures	(23,547)	(22,247)
Proceeds from sale of assets	480	752
Net cash used in investing activities	(23,067)	(34,785)

Cash flows from financing activities:
Preferred unit distributions	(15,610)	(15,580)
Payments on long-term debt	(1,224)	(979)
Proceeds from short-term borrowings	—	30,000
Repayments of short-term borrowings	—	(15,000)
Cash paid for principal portion of finance lease liability	(1,809)	(302)
Net cash used in financing activities	(18,643)	(1,861)

Net change in cash, cash equivalents and restricted cash	(60,566)	(103,433)
Cash, cash equivalents and restricted cash - beginning of period	137,245	158,466
Cash, cash equivalents and restricted cash - end of period	$76,679	$55,033

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note F “Preferred units”), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of October 31, 2023, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the three months ended October 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2024.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas’ Annual Report on Form 10-K for fiscal 2023.

B.    Summary of significant accounting policies

(1) Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for expected credit losses, fair value of reporting unit, recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use asset (“ROU assets”) and lease liability, and fair values of derivative contracts.

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

(3) New accounting standards

Recently adopted accounting pronouncements

No new accounting standards were adopted during the three months ended October 31, 2023.

Recently issued accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve segment disclosures, primarily through enhanced disclosures for significant segment expenses. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The Update is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt ASU 2023-07 as of August 1, 2024. The adoption of this guidance will impact our disclosures only and we do not expect it to have a material impact.

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	October 31, 2023	July 31, 2023
Propane gas and related products	$84,935	$76,996
Appliances, parts and supplies, and other	20,894	21,108
Inventories	$105,829	$98,104

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2023, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 2.4 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	October 31, 2023	July 31, 2023
Broker margin deposit assets	$13,918	$11,939
Other	29,107	17,196
Prepaid expenses and other current assets	$43,025	$29,135

The operating partnership

Prepaid expenses and other current assets consist of the following:

	October 31, 2023	July 31, 2023
Broker margin deposit assets	$13,918	$11,939
Other	29,086	17,174
Prepaid expenses and other current assets	$43,004	$29,113

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	October 31, 2023	July 31, 2023
Accrued interest	$7,277	$29,011
Customer deposits and advances	43,496	36,226
Accrued payroll	20,315	35,075
Accrued insurance	16,476	15,256
Broker margin deposit liability	2,424	6,972
Accrued senior preferred units distributions	17,964	17,452
Other	67,289	57,038
Other current liabilities	$175,241	$197,030

The operating partnership

Other current liabilities consist of the following:

	October 31, 2023	July 31, 2023
Accrued interest	$7,277	$29,011
Customer deposits and advances	43,496	36,226
Accrued payroll	20,315	35,075
Accrued insurance	16,476	15,256
Broker margin deposit liability	2,424	6,972
Accrued senior preferred units distributions	17,964	17,452
Other	67,206	56,974
Other current liabilities	$175,158	$196,966

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2023	2022
Operating expense - personnel, vehicle, plant and other	$73,969	$64,172
Depreciation and amortization expense	3,366	3,837
Operating expense - equipment lease expense	3,436	3,754
Shipping and handling expenses	$80,771	$71,763

Cash, cash equivalents and restricted cash

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of October 31, 2023 and July 31, 2023 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	October 31, 2023	July 31, 2023
Cash and cash equivalents	$65,994	$126,221
Restricted cash	10,789	11,126
Cash, cash equivalents and restricted cash	$76,783	$137,347

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	October 31, 2023	July 31, 2023
Cash and cash equivalents	$65,890	$126,119
Restricted cash	10,789	11,126
Cash, cash equivalents and restricted cash	$76,679	$137,245

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

Ferrellgas Partners

	For the three months ended October 31,
	2023	2022
Cash paid for:
Interest	$43,817	$43,343
Income taxes	$103	$49
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$—	$2,007
Change in accruals for property, plant and equipment additions	$56	$(172)
Lease liabilities arising from operating ROU assets	$5,078	$1,140
Lease liabilities arising from finance ROU assets	$1,397	$—
Accrued senior preferred units distributions	$17,964	$16,251

The operating partnership

	For the three months ended October 31,
	2023	2022
Cash paid for:
Interest	$43,817	$43,343
Income taxes	$85	$49
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$—	$2,007
Change in accruals for property, plant and equipment additions	$56	$(172)
Lease liabilities arising from operating ROU assets	$5,078	$1,140
Lease liabilities arising from finance ROU assets	$1,397	$—
Accrued senior preferred units distributions	$17,964	$16,251

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	October 31, 2023	July 31, 2023
Accounts receivable	$154,646	$163,537
Note receivable	2,500	2,500
Allowance for expected credit losses	(6,642)	(6,658)
Accounts and notes receivable, net	$150,504	$159,379

E.    Debt

Short-term borrowing

Ferrellgas classifies borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of October 31, 2023, we did not have any short-term borrowings. For further discussion, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	October 31, 2023	July 31, 2023
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.4% and 8.3% weighted average interest rate at October 31, 2023 and July 31, 2023, respectively, due 2024 to 2028, net of unamortized discount of $903 and $1,040 at October 31, 2023 and July 31, 2023, respectively	5,529	6,615
Total debt, excluding unamortized debt issuance and other costs	1,480,529	1,481,615
Unamortized debt issuance and other costs	(21,564)	(22,834)
Less: current portion of long-term debt	2,597	2,597
Long-term debt	$1,456,368	$1,456,184

Senior secured revolving credit facility

The operating partnership, the general partner and certain of the operating partnership’s subsidiaries are parties to a credit agreement dated March 30, 2021, as amended on May 23, 2023 (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. As of October 31, 2023, the operating partnership had no short-term borrowings.

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

In addition to the financial covenants, the Credit Agreement includes covenants that if not met will restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 4.75 to 1.0. As of October 31, 2023, the operating partnership is in compliance with all of its debt covenants.

Senior unsecured notes

The operating partnership has $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”) issued and outstanding pursuant to indentures each dated March 30, 2021. The 2026 Notes and 2029 Notes are the senior unsecured obligations of the operating partnership and Ferrellgas Finance Corp. and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC.

The 2026 Notes may be redeemed at the issuers’ option, in whole or in part, at the redemption prices set forth in the indenture governing such notes, plus accrued and unpaid interest. The 2029 Notes may be redeemed prior to April 1, 2024 at the issuers’ option, in whole or in part, at a redemption price of par plus the applicable make-whole premium and accrued and unpaid interest. On and after April 1, 2024, the 2029 Notes may be redeemed at the issuers’ option, in whole or in part, at the redemption prices set forth in the indenture governing such notes, plus accrued and unpaid interest. Beginning on April 1, 2025 and April 1, 2026, the 2026 Notes and 2029 Notes, respectively, may be redeemed at par plus accrued and unpaid interest.

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of October 31, 2023, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2024	$1,368
2025	2,110
2026	651,729
2027	810
2028	825,415
Thereafter	—
Total	$1,481,432

Letters of credit outstanding at October 31, 2023 and July 31, 2023 totaled $74.0 million and were used to secure insurance arrangements, product purchases and commodity hedges. As of October 31, 2023, Ferrellgas had available borrowing capacity under its Credit Facility of $262.9 million. Propane assets subject to lien under the Credit Facility were $74.0 million as of October 31, 2023.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at October 31, 2023 and July 31, 2023, are immaterial to the financial statements.

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

On November 15, 2023, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. As of October 31, 2023, the Quarterly Distribution accrued was $18.0 million. The remaining Quarterly Distribution accrual of $2.6 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

On November 15, 2022, $15.3 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. As of October 31, 2022, the Quarterly Distribution accrued was $18.0 million. The remaining Quarterly Distribution accrued of $2.7 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Restrictions on Cash Distributions to Ferrellgas Partners and the General Partner

The operating partnership is permitted to make distributions of Available Cash (as defined in the Amended OpCo LPA) to Ferrellgas Partners only if (i) the operating partnership has made all required Quarterly Distributions (in cash or PIK Units), Tax Distributions and payments of Additional Amounts, (ii) the operating partnership has redeemed all PIK Units issued, (iii) the operating partnership’s consolidated net leverage (defined generally to mean the ratio of the operating partnership’s consolidated total net debt (including the total redemption price of all outstanding Preferred Units and PIK Units but excluding certain letters of credit and capital lease obligations) as of each Quarterly Distribution Date to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is below 7.00x, net of cash, immediately before and after giving effect to such distribution, (iv) the operating partnership has at least $100 million of liquidity, consisting of unrestricted cash on hand and available capacity under the Credit Agreement or any replacement thereof, and (v) the operating partnership is in compliance with the other protective provisions in the OpCo LPA Amendment.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through October 31, 2023.

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

Class A Units

As of October 31, 2023 and July 31, 2023, Class A Units were beneficially owned by the following:

	October 31, 2023	July 31, 2023
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	James E. Ferrell was the Chief Executive Officer and President of our general partner and Chairman of the Board of Directors of our general partner through July 31, 2023. Effective August 1, 2023, he became the Executive Chairman of our general partner and the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders, Class B Unitholders or the general partner during the three months ended October 31, 2023 and 2022. Ferrellgas Partners made aggregate cash distributions of approximately $49.9 million and $100.0 million to its Class B Unitholders during the years ended July 31, 2023 and 2022, respectively. See Note M “Net loss per unitholders’ interest” for additional information.

Accumulated other comprehensive (loss) income (“AOCI”)

See Note J “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three months ended October 31, 2023 and 2022.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the three months ended October 31, 2023 and 2022, the general partner made non-cash contributions of $14.0 thousand to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders, Class B Unitholders or the general partner during the three months ended October 31, 2023 and 2022.

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

During the three months ended October 31, 2023 and 2022, the general partner made non-cash contributions of $7.0 thousand to the operating partnership to maintain its 1.0101% general partner interest.

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

	For the three months ended October 31,
	2023	2022
Retail - Sales to End Users	$227,860	$265,974
Wholesale - Sales to Resellers	105,523	116,014
Other Gas Sales	5,551	3,856
Other	32,079	27,445
Propane and related equipment revenues	$371,013	$413,289

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	October 31, 2023	July 31, 2023
Contract assets	$4,771	$10,263
Contract liabilities
Deferred revenue (1)	$59,147	$51,516
(1)	Of the beginning balance of deferred revenue, $16.1 million was recognized as revenue during the three months ended October 31, 2023.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2023 and July 31, 2023:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
October 31, 2023:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$6,513	$—	$6,513
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(15,718)	$—	$(15,718)

July 31, 2023:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$12,165	$—	$12,165
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(11,082)	$—	$(11,082)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the three months ended October 31, 2023 and the fiscal year ended July 31, 2023.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2023 and July 31, 2023, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,336.0 million and $1,318.9 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2023 and 2022, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as October 31, 2023 and July 31, 2023:

	Final	October 31, 2023
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$6,465	Other current liabilities	$15,257
Commodity derivatives-propane		Other assets, net	48	Other liabilities	461
		Total	$6,513	Total	$15,718

	Final	July 31, 2023
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$11,966	Other current liabilities	$9,554
Commodity derivatives-propane		Other assets, net	199	Other liabilities	1,528
		Total	$12,165	Total	$11,082

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2023 and July 31, 2023:

	October 31, 2023
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$13,918	Other current liabilities	$2,424
	Other assets, net	789	Other liabilities	12
	Total	$14,707	Total	$2,436

	July 31, 2023
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$11,939	Other current liabilities	$6,972
	Other assets, net	1,965	Other liabilities	—
	Total	$13,904	Total	$6,972

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three months ended October 31, 2023 and 2022 due to derivatives designated as cash flow hedging instruments:

For the three months ended October 31, 2023
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(13,472)	Cost of sales - propane and other gas liquids sales	$(3,184)	$—

For the three months ended October 31, 2022
Amount of Gain
	Amount of Loss	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(36,185)	Cost of sales - propane and other gas liquids sales	$12,788	$—

Accumulated other comprehensive (loss) income

Ferrellgas Partners

The changes in derivatives included in AOCI for the three months ended October 31, 2023 and 2022 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2023	2022
Beginning balance attributable to Ferrellgas Partners, L.P.	$1,059	$37,907
Change in value of risk management commodity derivatives	(13,472)	(36,185)
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	3,184	(12,788)
Less: amount attributable to noncontrolling interests	104	495
Ending balance attributable to Ferrellgas Partners, L.P.	$(9,125)	$(10,571)

The operating partnership

The changes in derivatives included in AOCI for the three months ended October 31, 2023 and 2022 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2023	2022
Beginning balance	$1,083	$38,307
Change in value of risk management commodity derivatives	(13,472)	(36,185)
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	3,184	(12,788)
Ending balance	$(9,205)	$(10,666)

Ferrellgas expects to reclassify net losses of approximately $8.8 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the three months ended October 31, 2023 and 2022, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2023, Ferrellgas had financial derivative contracts covering 2.7 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2023, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2023.

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

	For the three months ended October 31,
	2023	2022
Operating expense	$76,859	$68,982

General and administrative expense	$9,329	$7,870

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

The Court decided summary judgment motions in March 2022 and the three segments of the bench trial were completed in September 2022, December 2022 and February 2023, respectively. As set by the Court, briefings were held through May 2023 and closing arguments were held in August 2023. Management does not currently believe a loss is probable or reasonably estimable at this time. However, we may enter into settlement discussions at any time.

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

M.    Net loss per unitholders’ interest

Below is a calculation of the basic and diluted net loss per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended October 31,
	2023	2022

Net loss attributable to Ferrellgas Partners, L.P.	$(17,556)	$(4,545)
Less: Distributions to preferred unitholders	16,251	16,251
Less: General partner’s interest in net loss	(175)	(45)
Undistributed net loss attributable to Class A unitholders	(33,632)	(20,751)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6
Basic and diluted net loss per Class A Unit	$(6.92)	$(4.27)

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

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2023	July 31, 2023
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	42,260	42,207
Accumulated deficit	(43,260)	(43,207)
Total stockholder’s equity (deficit)	—	—
Total liabilities and equity (deficit)	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2023	2022
General and administrative expense	$53	$338

Net loss	$(53)	$(338)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(53)	$(338)
Changes in operating assets and liabilities:
Other current liabilities	—	(1,706)
Cash used in operating activities	(53)	(2,044)

Cash flows from financing activities:
Capital contribution	53	2,044
Cash provided by financing activities	53	2,044

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of October 31, 2023, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Partners Finance Corp.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2023	July 31, 2023
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	104,617	104,564
Accumulated deficit	(105,617)	(105,564)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2023	2022
General and administrative expense	$53	$—

Net loss	$(53)	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(53)	$—
Changes in operating assets and liabilities:
Cash used in operating activities	(53)	—

Cash flows from financing activities:
Capital contribution	53	—
Cash provided by financing activities	53	—

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of October 31, 2023 and July 31, 2023, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

●	the effect of weather conditions on the demand for propane;
●	the prices of wholesale propane, motor fuel and crude oil;
●	disruptions to the supply of propane;
●	competition from other industry participants and other energy sources;
●	energy efficiency and technology advances;
●	significant delays in the collection of accounts or notes receivable;
●	customer, counterparty, supplier or vendor defaults;
●	changes in demand for, and production of, hydrocarbon products;
●	increased trucking and rail regulations;
●	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
●	our inability to complete acquisitions or to successfully integrate acquired operations;
●	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
●	the impact of pending and future legal proceedings;
●	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;
●	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
●	economic and political instability, particularly in areas of the world tied to the energy industry, including the ongoing conflict between Russia and Ukraine;
●	disruptions in the capital and credit markets; and
●	access to available capital to meet our operating and debt-service requirements.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2023 and in any more recent filings with the SEC. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

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

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our audited historical consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for fiscal 2023 and in our unaudited historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Weather conditions have a significant impact on demand for propane for heating purposes primarily during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend, we could expect nationwide demand for propane to increase which could lead to greater sales, income and cash flow. Conversely, if the United States were to experience a continued warming trend, we could expect nationwide demand for propane for heating purposes to decrease which could lead to a reduction in our sales, income and cash flow as well as impact our ability to maintain compliance with our debt covenants.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2024 and 2025 sales commitments and, as of October 31, 2023, we have experienced net mark-to-market losses of approximately $9.2 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive (loss) income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2023, we estimate 97% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended October 31, 2023 and 2022

During the three months ended October 31, 2023 and 2022, we recognized net loss attributable to Ferrellgas Partners, L.P. of $17.5 million and $4.5 million, respectively. This $13.0 million change was primarily driven by a $14.9 million increase in “Operating expense – personnel, vehicle, plant and other” partially offset by a $2.0 million decrease in “General and administrative expense.”

Distributable cash flow attributable to equity investors decreased to $8.0 million for the three months ended October 31, 2023 compared to $22.0 million for the prior year period, primarily due to a $16.8 million decrease in Adjusted EBITDA which was partially offset by decreases of $1.9 million and $1.3 million in net cash interest expense and maintenance capital expenditures, respectively.

For the three months ended October 31, 2023 we had a distributable cash flow shortage of $8.4 million compared to a distributable cash flow excess of $3.6 million for the three months ended October 31, 2022. This $12.0 million change was primarily due to the $14.0 million decrease in distributable cash flow attributable to equity investors noted above partially offset by a $1.7 million decrease in distributions accrued or paid to preferred unitholders.

Consolidated Results of Operations

	Three months ended October 31,
(amounts in thousands)	2023	2022
Total revenues	$371,013	$413,289

Total cost of sales	176,621	217,857

Operating expense - personnel, vehicle, plant and other	144,646	129,740
Depreciation and amortization expense	24,404	22,631
General and administrative expense	12,825	14,833
Operating expense - equipment lease expense	5,376	6,024
Non-cash employee stock ownership plan compensation charge	720	723
Loss on asset sales and disposals	1,335	1,680
Operating income	5,086	19,801
Interest expense	(24,161)	(25,009)
Other income, net	1,336	469
Loss before income taxes	(17,739)	(4,739)
Income tax expense	162	18
Net loss	(17,901)	(4,757)
Net loss attributable to noncontrolling interest	(345)	(212)
Net loss attributable to Ferrellgas Partners, L.P.	$(17,556)	$(4,545)

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow (shortage) excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net loss attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income, net, severance costs, legal fees and settlements related to non-core businesses, business transformation costs and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Distributable Cash Flow (Shortage) Excess. Distributable cash flow (shortage) excess is calculated as Distributable cash flow attributable to Class A and B Unitholders minus Distributions paid to Class A and B Unitholders. Distributable cash flow excess, if any, is retained to establish reserves, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand or borrowings under our Credit Facility. Management considers Distributable cash flow (shortage) excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow (shortage) excess, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow (shortage) excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow (shortage) excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow (shortage) excess to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three months ended October 31, 2023 and 2022:

	Three months ended October 31,
(amounts in thousands)	2023	2022
Net loss attributable to Ferrellgas Partners, L.P.	$(17,556)	$(4,545)
Income tax expense	162	18
Interest expense	24,161	25,009
Depreciation and amortization expense	24,404	22,631
EBITDA	31,171	43,113
Non-cash employee stock ownership plan compensation charge	720	723
Loss on asset sales and disposals	1,335	1,680
Other income, net	(1,336)	(469)
Severance costs	—	10
Legal fees and settlements related to non-core businesses	1,054	4,872
Business transformation costs (1)	274	—
Net loss attributable to noncontrolling interest	(345)	(212)
Adjusted EBITDA	32,873	49,717
Net cash interest expense (2)	(20,747)	(22,606)
Maintenance capital expenditures (3)	(4,530)	(5,832)
Cash paid for income taxes	(103)	(49)
Proceeds from certain asset sales	480	752
Distributable cash flow attributable to equity investors	7,973	21,982
Less: Distributions accrued or paid to preferred unitholders	16,251	17,966
Distributable cash flow attributable to general partner and non-controlling interest	(159)	(440)
Distributable cash flow attributable to Class A and B unitholders	(8,437)	3,576
Less: Distributions paid to Class A and B unitholders (4)	—	—
Distributable cash flow (shortage) excess	$(8,437)	$3,576
(1)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an Enterprise Resource Planning (“ERP”) system as part of our business transformation initiatives.
(2)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(3)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(4)	The Company did not pay any distributions to Class A or B unitholders during the first quarter of fiscal 2024 or fiscal 2023.

Operating Results for the three months ended October 31, 2023 and 2022

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2023	2022	Increase (Decrease)
As of October 31,
Retail customers	638,003	662,027	(24,024)	(4)%
Tank exchange selling locations	62,676	61,135	1,541	3%

(amounts in thousands)
Three months ended October 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	114,440	118,396	(3,956)	(3)%
Wholesale - Sales to Resellers	47,765	43,869	3,896	9%
	162,205	162,265	(60)	(0)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$227,860	$265,974	$(38,114)	(14)%
Wholesale - Sales to Resellers	105,523	116,014	(10,491)	(9)%
Other Gas Sales (1)	5,551	3,856	1,695	44%
Other (2)	32,079	27,445	4,634	17%
Propane and related equipment revenues	$371,013	$413,289	$(42,276)	(10)%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$104,885	$124,391	$(19,506)	(16)%
Wholesale - Sales to Resellers (1)	61,869	48,372	13,497	28%
Other (2)	27,638	22,669	4,969	22%
Propane and related equipment gross profit	$194,392	$195,432	$(1,040)	(1)%

Operating, general and administrative expense (4)	$157,471	$144,573	$12,898	9%
Operating expense - equipment lease expense	5,376	6,024	(648)	(11)%

Operating income	$5,086	$19,801	$(14,715)	(74)%

Depreciation and amortization expense	24,404	22,631	1,773	8%
Non-cash employee stock ownership plan compensation charge	720	723	(3)	(0)%
Loss on asset sales and disposals	1,335	1,680	(345)	(21)%
Legal fees and settlements related to non-core businesses	1,054	4,872	(3,818)	(78)%
Business transformation costs (5)	274	—	274	100%
Severance costs	—	10	(10)	(100)%
Adjusted EBITDA	$32,873	$49,717	$(16,844)	(34)%
(1)Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(2)“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(3)Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(4)“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(5)Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an ERP system as part of our business transformation initiatives.

Propane sales volumes during the three months ended October 31, 2023 were flat with a slight decrease of 0.1 million gallons, compared to the prior year period. Average temperatures (measured by heating degree days) were warmer than normal (based on NOAA’s ten-year average) during the three months ended October 31, 2023 and warmer than the three months ended October 31, 2022.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended October 31, 2023 averaged 28.6% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 30.6% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.70 and $0.98 per gallon during the three months ended October 31, 2023 and 2022, respectively, while the wholesale market price at Conway, Kansas averaged $0.68 and $0.98 per gallon during the three months ended October 31, 2023 and 2022, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon.

Revenues

Retail sales decreased $38.1 million, or 14%, compared to the prior year period. Gallons sold decreased 4.0 million gallons, or 3%, compared to the prior year period. The decline corresponded with the decreases in the wholesale sales price per gallon noted above.

Wholesale sales decreased $10.5 million, or 9%, compared to the prior year period corresponding to the decrease in sales price per gallons noted above. Wholesale gallons sold increased 3.9 million gallons, or 9%, compared to the prior year period.

Other gas sales increased $1.7 million, or 44%, compared to the prior year period primarily due to an increase in sales volume.

Other revenues increased $4.6 million, or 17%, compared to the prior year period.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $6.0 million primarily due to a $46.9 million decrease in revenue, which was partially offset by a $40.9 million decrease in cost of sales as a result of decreases in price per gallon, as discussed above. These decreases impacted both the revenue and cost of product changes for the period. As expected, propane market cost reduction and stabilization impacted our current period gross profit. Margin per gallon for the quarter decreased by $0.03, or 3%, compared to the prior year period.

Gross margin - other

Gross margin increased $5.0 million compared to the prior year period.

Operating income

Operating income decreased $14.7 million primarily due to a $12.9 million increase in “Operating, general and administrative expense” and a $1.8 million increase in “Depreciation and amortization expense.”

The $12.9 million increase in “Operating, general and administrative expense” was comprised of a $14.9 million increase in “Operating expense – personnel, vehicle, plant and other” partially offset by a $2.0 million decrease in “General and administrative expense.” The $14.9 million increase in “Operating expense – personnel, vehicle, plant and other” was primarily due to an increase of $5.0 million from the Company increasing personnel for growth projects (including increased acquisitions and the expansion by Blue Rhino into both self-service vending) and new customer growth, in addition to $3.0 million related to the timing of benefit payments. The remainder of the increase in operating expense was primarily driven by a $3.9 million increase in vehicle costs as trucks were refurbished to support new customer growth in Blue Rhino. Lower legal costs compared to the prior year period drove the majority of the $2.0 million decrease in “General and administrative expense.”

Adjusted EBITDA

Adjusted EBITDA decreased $16.8 million primarily due to the $14.7 million decrease in operating income, discussed above, which included a $1.8 million increase in “Depreciation and amortization expense,” and an EBITDA adjustment related to a decrease of $3.8 million in “Legal fees and settlements related to non-core businesses.”

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. The operating partnership, the general partner and certain of the operating partnership’s subsidiaries are parties to a credit agreement, dated March 30, 2021, as amended on May 23, 2023 (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. For additional discussion, see Note E “Debt” in the notes to our consolidated financial statements.

As of October 31, 2023, our total liquidity was $328.9 million, which was comprised of $66.0 million in unrestricted cash and $262.9 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of October 31, 2023, letters of credit outstanding totaled $74.0 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of October 31, 2023, we had $10.8 million of restricted cash consisting of a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended October 31, 2023 to the twelve months ended July 31, 2023 is as follows (in thousands):

	Distributable	Cash reserves (deficiency)	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Three months ended October 31, 2023	$7,973	$(8,278)	$16,251
Fiscal 2023	254,364	190,050	64,314
Less: Three months ended October 31, 2022	21,982	4,016	17,966
Twelve months ended October 31, 2023	$240,355	$177,756	$62,599	3.8x

Twelve months ended July 31, 2023	254,364	190,050	64,314	4.0x
Change	$(14,009)	$(12,294)	$(1,715)	(0.2)x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended October 31, 2023, distributable cash flow attributable to equity investors decreased $14.0 million compared to the twelve months ended July 31, 2023. As of October 31, 2023, the accrued quarterly distribution to Preferred Unitholders was $18.0 million. We paid $15.4 million of this distribution on November 15, 2023. The remaining $2.6 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment.

We did not pay any cash distributions to our Class A Unitholders during the first quarter of fiscal 2024 or fiscal 2023. Ferrellgas Partners made aggregate cash distributions of approximately $49.9 million and $100.0 million to its Class B Unitholders during fiscal 2023 and fiscal 2022, respectively. Cash reserves, which we utilize to meet future anticipated expenditures, were $177.8 million and $190.1 million for the twelve months ended October 31, 2023 and July 31, 2023, respectively.

Operating Activities

Ferrellgas Partners

Net cash used in operating activities was $18.9 million and $66.8 million for the three months ended October 31, 2023 and 2022, respectively. The $47.9 million decrease in cash used in operating activities was primarily due to a $23.9 million decrease in requirements for prepaid expenses, a $21.8 million decrease in working capital requirements, an $8.8 million decrease in requirements for other current liabilities, and a $6.1 million inflow associated with other assets and liabilities. These changes were partially offset by an $11.2 million decrease in cash flow from operations and a $1.5 million decrease in requirements for accrued interest expense.

The $21.8 million decrease in working capital requirements was primarily due to a $16.8 million decrease in requirements for accounts and notes receivable, net and a $7.8 million decrease in requirements for accounts payable. These decreases were partially offset by an increase of $2.8 million in inventory requirements. The $8.8 million decrease in net cash used in operations related to other current liabilities was primarily driven by changes in the price risk management liability, partially offset by changes in the broker margin deposit liability.

The $11.2 million decrease in cash flow from operations was primarily due to a $14.9 million increase in “Operating expense – personnel, vehicle, plant and other,” which was partially offset by a decrease of $2.0 million in “General and administrative expense,” a $0.9 million increase in “Other income, net,” and a $0.6 million decrease in “Operating expense – equipment lease expense.”

The operating partnership

Net cash used in operating activities was $18.9 million and $66.8 million for the three months ended October 31, 2023 and 2022, respectively. The $47.9 million decrease in cash used in operating activities was primarily due to a $23.9 million decrease in requirements for prepaid expenses, a $21.8 million decrease in working capital requirements, an $8.8 million decrease in requirements for other current liabilities, and a $6.1 million inflow associated with other assets and liabilities. These changes were partially offset by an $11.2 million decrease in cash flow from operations and a $1.5 million decrease in requirements for accrued interest expense.

The $21.8 million decrease in working capital requirements was primarily due to a $16.8 million decrease in requirements for accounts and notes receivable, net and a $7.8 million decrease in requirements for accounts payable. These decreases were partially offset by an increase of $2.8 million in inventory requirements. The $8.8 million decrease in net cash used in operations related to other current liabilities was primarily driven by changes in the price risk management liability, partially offset by changes in the broker margin deposit liability.

The $11.2 million decrease in cash flow from operations was primarily due to a $14.9 million increase in “Operating expense – personnel, vehicle, plant and other,” which was partially offset by a decrease of $2.0 million in “General and administrative expense,” a $0.9 million increase in “Other income, net,” and a $0.6 million decrease in “Operating expense – equipment lease expense.”

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

Net cash used in investing activities was $23.1 million and $34.8 million for the three months ended October 31, 2023 and 2022, respectively. The $11.7 million decrease in net cash used in investing activities was primarily due to a decrease of $13.3 million in “Business acquisitions, net of cash acquired,” partially offset by a $1.3 million increase in “Capital expenditures” and a $0.3 million decrease in “Proceeds from sale of assets.” We had no acquisitions during the three months ended October 31, 2023 compared to two acquisitions during the three months ended October 31, 2022.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $18.6 million and $1.9 million for the three months ended October 31, 2023 and 2022, respectively. The $16.7 million increase in cash used in financing activities was primarily due to a $30.0 million decrease in proceeds from short-term borrowings over the prior year period offset by a decrease of $15.0 million in repayments of short-term borrowings.

Letters of credit outstanding at October 31, 2023 and July 31, 2023 totaled $74.0 million and were used to secure insurance arrangements, product purchases and commodity hedges. As of October 31, 2023, we had available borrowing capacity under our Credit Facility of $262.9 million. Propane assets subject to lien under the Credit Facility were $74.0 million as of October 31, 2023.

The operating partnership

The financing activities discussed above also apply to the operating partnership.

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

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. For Fiscal 2022 and Fiscal 2023, the aggregate total paid to date to the Class B Unitholders approximates $150.0 million. These distributions to Class B Unitholders were made without making any distribution to Class A Unitholders and the general partner. See “Risk Factors —Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution” in our Annual Report on Form 10-K for fiscal 2023.

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the three months ended October 31, 2023 and 2022.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and the 2029 Notes, the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note E “Debt” and Note F “Preferred units” for a discussion of these limitations. In our Annual Report on Form 10-K for fiscal 2023, see “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.”

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

The Distribution Rate on the Preferred Units will increase upon violation of certain protective provisions for the benefit of Preferred Unitholders notwithstanding the cap mentioned above.

As of October 31, 2023, the Quarterly Distribution accrued was $18.0 million. On November 15, 2023, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.6 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. As of October 31, 2022, the Quarterly Distribution accrued was $18.0 million. On November 15, 2022, $15.3 million of the Quarterly Distribution was paid in cash to holders of the Preferred Units. The remaining Quarterly Distribution accrued of $2.7 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders during the three months ended October 31, 2023 and 2022.

Ferrellgas Partners did not pay any cash distributions to its Class B Unitholders during the three months ended October 31, 2023 and 2022.

The operating partnership paid cash distributions for the three months ended October 31, 2023 and 2022 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $86.2 million for the three months ended October 31, 2023, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the three months ended October 31, 2023 and 2022, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of October 31, 2023, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2023. For additional information regarding our debt obligations, see Note E “Debt” to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2023. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2023 and July 31, 2023 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $7.5 million and $9.5 million as of October 31, 2023 and July 31, 2023, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $74.0 million as of October 31, 2023 and July 31, 2023, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2023. During the three months ended October 31, 2023, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of October 31, 2023.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2023, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2023, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note L “Contingencies and commitments” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2023 and in our subsequent SEC filings.

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

Exhibit Number	Description
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 8, 2023	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 8, 2023	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 8, 2023	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 8, 2023	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)