Form 10-Q
period 2024-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2024-03-08
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “Large Accelerated Filer,” “Accelerated Filer,” “Smaller Reporting Company,” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act.

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

At February 29, 2024, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended January 31, 2024 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $10,789 and $11,126 of restricted cash at January 31, 2024 and July 31, 2023, respectively)	$139,154	$137,347
Accounts and notes receivable, net	226,920	159,379
Inventories	100,253	98,104
Price risk management asset	15,276	11,966
Prepaid expenses and other current assets	33,729	29,135
Total current assets	515,332	435,931

Property, plant and equipment, net	622,935	615,174
Goodwill, net	257,006	257,006
Intangible assets (net of accumulated amortization of $354,139 and $349,614 at January 31, 2024 and July 31, 2023, respectively)	116,911	106,615
Operating lease right-of-use assets	54,034	57,839
Other assets, net	54,735	58,838
Total assets	$1,620,953	$1,531,403

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$67,912	$35,115
Current portion of long-term debt	2,977	2,597
Current operating lease liabilities	24,983	24,600
Other current liabilities	203,785	197,030
Total current liabilities	299,657	259,342

Long-term debt	1,458,693	1,456,184
Operating lease liabilities	30,345	34,235
Other liabilities	25,563	29,084
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at January 31, 2024 and July 31, 2023)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at January 31, 2024 and July 31, 2023)	(1,158,241)	(1,205,103)
Class B (1,300,000 units outstanding at January 31, 2024 and July 31, 2023)	383,012	383,012
General partner unitholder (49,496 units outstanding at January 31, 2024 and July 31, 2023)	(70,092)	(70,566)
Accumulated other comprehensive income	7,313	1,059
Total Ferrellgas Partners, L.P. deficit	(838,008)	(891,598)
Noncontrolling interest	(6,646)	(7,193)
Total deficit	(844,654)	(898,791)
Total liabilities, mezzanine and deficit	$1,620,953	$1,531,403

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023
Revenues:
Propane and other gas liquids sales	$584,209	$651,886	$923,143	$1,037,730
Other	25,668	32,057	57,747	59,502
Total revenues	609,877	683,943	980,890	1,097,232

Costs and expenses:
Cost of sales - propane and other gas liquids sales	277,838	347,492	450,018	560,573
Cost of sales - other	3,730	4,243	8,171	9,019
Operating expense - personnel, vehicle, plant and other	159,638	157,355	304,284	287,095
Operating expense - equipment lease expense	5,343	5,586	10,719	11,610
Depreciation and amortization expense	24,435	23,069	48,839	45,700
General and administrative expense	17,191	23,115	30,016	37,948
Non-cash employee stock ownership plan compensation charge	900	722	1,620	1,445
Loss on asset sales and disposals	382	290	1,717	1,970

Operating income	120,420	122,071	125,506	141,872

Interest expense	(24,359)	(23,177)	(48,520)	(48,186)
Other income, net	849	544	2,185	1,013

Earnings before income taxes	96,910	99,438	79,171	94,699

Income tax expense	309	503	471	521

Net earnings	96,601	98,935	78,700	94,178

Net earnings attributable to noncontrolling interest	812	835	467	623

Net earnings attributable to Ferrellgas Partners, L.P.	$95,789	$98,100	$78,233	$93,555

Class A unitholders’ interest in net earnings (Note M)	$11,226	$11,557	$6,421	$8,592

Basic and diluted net earnings per Class A Unit (Note M)	$2.31	$2.38	$1.32	$1.77

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023
Net earnings	$96,601	$98,935	$78,700	$94,178
Other comprehensive income (loss):
Change in value of risk management derivatives	14,536	(6,238)	1,064	(42,423)
Reclassification of losses (gains) on derivatives to earnings, net	2,070	6,716	5,254	(6,072)
Other comprehensive income (loss)	16,606	478	6,318	(48,495)
Comprehensive income	113,207	99,413	85,018	45,683
Comprehensive income attributable to noncontrolling interest	(980)	(840)	(531)	(133)
Comprehensive income attributable to Ferrellgas Partners, L.P.	$112,227	$98,573	$84,487	$45,550

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2023	4,857.6	1,300.0	49.5	$(1,205,103)	$383,012	$(70,566)	$1,059	$(891,598)	$(7,193)	$(898,791)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	706	—	7	—	713	7	720
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(17,381)	—	(175)	—	(17,556)	(345)	(17,901)
Other comprehensive loss	—	—	—	—	—	—	(10,184)	(10,184)	(104)	(10,288)
Balance at October 31, 2023	4,857.6	1,300.0	49.5	(1,237,866)	383,012	(70,897)	(9,125)	(934,876)	(7,635)	(942,511)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	882	—	9	—	891	9	900
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(162)	—	(16,250)	—	(16,250)
Net earnings	—	—	—	94,831	—	958	—	95,789	812	96,601
Other comprehensive income	—	—	—	—	—	—	16,438	16,438	168	16,606
Balance at January 31, 2024	4,857.6	1,300.0	49.5	$(1,158,241)	$383,012	$(70,092)	$7,313	$(838,008)	$(6,646)	$(844,654)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2022	4,857.6	1,300.0	49.5	$(1,229,823)	$383,012	$(71,320)	$37,907	$(880,224)	$(7,587)	$(887,811)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	709	—	7	—	716	7	723
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(4,500)	—	(45)	—	(4,545)	(212)	(4,757)
Other comprehensive loss	—	—	—	—	—	—	(48,478)	(48,478)	(495)	(48,973)
Balance at October 31, 2022	4,857.6	1,300.0	49.5	(1,249,702)	383,012	(71,521)	(10,571)	(948,782)	(8,287)	(957,069)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	707	—	7	—	714	8	722
Net earnings allocated to preferred units	—		—	(16,060)	—	(162)	—	(16,222)	—	(16,222)
Net earnings	—	—	—	97,119	—	981	—	98,100	835	98,935
Other comprehensive income	—	—	—	—	—		473	473	5	478
Balance at January 31, 2023	4,857.6	1,300.0	49.5	$(1,167,936)	$383,012	$(70,695)	$(10,098)	$(865,717)	$(7,439)	$(873,156)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$78,700	$94,178
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	48,839	45,700
Non-cash employee stock ownership plan compensation charge	1,620	1,445
Loss on asset sales and disposals	1,717	1,970
Provision for expected credit losses	1,184	684
Other	3,908	4,006
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(68,725)	(83,914)
Inventories	(2,149)	1,805
Prepaid expenses and other current assets	(4,594)	(17,216)
Accounts payable	32,022	29,456
Accrued interest expense	(863)	(172)
Other current liabilities	6,223	(16,276)
Other assets and liabilities	2,665	(4,495)
Net cash provided by operating activities	100,547	57,171

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(16,499)	(19,388)
Capital expenditures	(47,374)	(41,382)
Proceeds from sale of assets	1,380	1,488
Net cash used in investing activities	(62,493)	(59,282)

Cash flows from financing activities:
Preferred unit distributions	(31,150)	(31,206)
Payments on long-term debt	(1,516)	(1,179)
Proceeds from short-term borrowings	—	45,000
Repayments of short-term borrowings	—	(45,000)
Cash payments for principal portion of lease liability	(3,581)	(464)
Net cash used in financing activities	(36,247)	(32,849)

Net change in cash, cash equivalents and restricted cash	1,807	(34,960)
Cash, cash equivalents and restricted cash - beginning of period	137,347	158,737
Cash, cash equivalents and restricted cash - end of period	$139,154	$123,777

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $10,789 and $11,126 of restricted cash at January 31, 2024 and July 31, 2023, respectively)	$139,049	$137,245
Accounts and notes receivable, net	226,920	159,379
Inventories	100,253	98,104
Price risk management asset	15,276	11,966
Prepaid expenses and other current assets	33,707	29,113
Total current assets	515,205	435,807

Property, plant and equipment, net	622,935	615,174
Goodwill, net	257,006	257,006
Intangible assets (net of accumulated amortization of $354,139 and $349,614 at January 31, 2024 and July 31, 2023, respectively)	116,911	106,615
Operating lease right-of-use assets	54,034	57,839
Other assets, net	54,735	58,838
Total assets	$1,620,826	$1,531,279

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$67,912	$35,115
Current portion of long-term debt	2,977	2,597
Current operating lease liabilities	24,983	24,600
Other current liabilities	203,702	196,966
Total current liabilities	299,574	259,278

Long-term debt	1,458,693	1,456,184
Operating lease liabilities	30,345	34,235
Other liabilities	25,563	29,084
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at January 31, 2024 and July 31, 2023)	651,349	651,349

Deficit:
Limited partners	(845,365)	(892,717)
General partner	(6,734)	(7,217)
Accumulated other comprehensive income	7,401	1,083
Total deficit	(844,698)	(898,851)
Total liabilities, mezzanine and deficit	$1,620,826	$1,531,279

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023
Revenues:
Propane and other gas liquids sales	$584,209	$651,886	$923,143	$1,037,730
Other	25,668	32,057	57,747	59,502
Total revenues	609,877	683,943	980,890	1,097,232

Costs and expenses:
Cost of sales - propane and other gas liquids sales	277,838	347,492	450,018	560,573
Cost of sales - other	3,730	4,243	8,171	9,019
Operating expense - personnel, vehicle, plant and other	159,638	157,355	304,284	287,095
Operating expense - equipment lease expense	5,343	5,586	10,719	11,610
Depreciation and amortization expense	24,435	23,069	48,839	45,700
General and administrative expense	17,195	23,114	30,021	37,945
Non-cash employee stock ownership plan compensation charge	900	722	1,620	1,445
Loss on asset sales and disposals	382	290	1,717	1,970

Operating income	120,416	122,072	125,501	141,875

Interest expense	(24,359)	(23,177)	(48,520)	(48,186)
Other income, net	851	541	2,188	1,009

Earnings before income taxes	96,908	99,436	79,169	94,698

Income tax expense	309	503	453	521

Net earnings	$96,599	$98,933	$78,716	$94,177

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023
Net earnings	$96,599	$98,933	$78,716	$94,177
Other comprehensive income (loss):
Change in value of risk management derivatives	14,536	(6,238)	1,064	(42,423)
Reclassification of losses (gains) on derivatives to earnings, net	2,070	6,716	5,254	(6,072)
Other comprehensive income (loss):	16,606	478	6,318	(48,495)
Comprehensive income	$113,205	$99,411	$85,034	$45,682

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2023	$(892,717)	$(7,217)	$1,083	$(898,851)
Contributions in connection with non-cash ESOP compensation charges	713	7	—	720
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(17,538)	(345)	—	(17,883)
Other comprehensive loss	—	—	(10,288)	(10,288)
Balance at October 31, 2023	(925,793)	(7,555)	(9,205)	(942,553)
Contributions in connection with non-cash ESOP compensation charges	891	9	—	900
Net earnings allocated to preferred units	(16,250)	—	—	(16,250)
Net earnings	95,787	812	—	96,599
Other comprehensive income	—	—	16,606	16,606
Balance at January 31, 2024	$(845,365)	$(6,734)	$7,401	$(844,698)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2022	$(918,146)	$(7,987)	$38,307	$(887,826)
Contributions in connection with non-cash ESOP compensation charges	716	7	—	723
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(4,544)	(212)	—	(4,756)
Other comprehensive loss	—	—	(48,973)	(48,973)
Balance at October 31, 2022	(938,225)	(8,192)	(10,666)	(957,083)
Contributions in connection with non-cash ESOP compensation charges	714	8	—	722
Net earnings allocated to preferred units	(16,222)	—	—	(16,222)
Net earnings	98,098	835	—	98,933
Other comprehensive income	—	—	478	478
Balance at January 31, 2023	$(855,635)	$(7,349)	$(10,188)	$(873,172)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$78,716	$94,177
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	48,839	45,700
Non-cash employee stock ownership plan compensation charge	1,620	1,445
Loss on asset sales and disposals	1,717	1,970
Provision for expected credit losses	1,184	684
Other	3,908	4,007
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(68,725)	(83,914)
Inventories	(2,149)	1,805
Prepaid expenses and other current assets	(4,594)	(17,216)
Accounts payable	32,022	29,456
Accrued interest expense	(863)	(172)
Other current liabilities	6,204	(16,278)
Other assets and liabilities	2,665	(4,496)
Net cash provided by operating activities	100,544	57,168

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(16,499)	(19,388)
Capital expenditures	(47,374)	(41,382)
Proceeds from sale of assets	1,380	1,488
Net cash used in investing activities	(62,493)	(59,282)

Cash flows from financing activities:
Preferred unit distributions	(31,150)	(31,206)
Payments on long-term debt	(1,516)	(1,179)
Proceeds from short-term borrowings	—	45,000
Repayments of short-term borrowings	—	(45,000)
Cash paid for principal portion of finance lease liability	(3,581)	(464)
Net cash used in financing activities	(36,247)	(32,849)

Net change in cash, cash equivalents and restricted cash	1,804	(34,963)
Cash, cash equivalents and restricted cash - beginning of period	137,245	158,466
Cash, cash equivalents and restricted cash - end of period	$139,049	$123,503

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note F “Preferred units”), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of January 31, 2024, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the six months ended January 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2024.

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

B.    Summary of significant accounting policies

(1) Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for expected credit losses, fair value of reporting unit, recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use asset (“ROU asset”) and lease liability, and fair values of derivative contracts.

(2) Goodwill, net

Goodwill is tested for impairment annually during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has one reporting unit for goodwill impairment testing purposes. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2024 and did not incur an impairment loss.

(3) New accounting standards

Recently adopted accounting pronouncements

No new accounting standards were adopted during the six months ended January 31, 2024.

Recently issued accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve segment disclosures, primarily through enhanced disclosures for significant segment expenses. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The Update is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt ASU 2023-07 starting with our Form 10-K for the year ended July 31, 2025, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended October 31, 2025. The adoption of this guidance will impact our disclosures only and we do not expect it to have a material impact.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). In addition to new disclosures associated with the reconciliation of the effective tax rate to the statutory rate, ASU 2023-09 requires information related to taxes paid to be disaggregated for federal and state taxes and further disaggregated for specific jurisdictions to the extent they exceed a quantitative threshold. ASU 2023-09 is effective prospectively with an option for retrospective application for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt ASU 2023-09 as of August 1, 2025. The adoption of this guidance will only impact our disclosures and we do not expect it to have a material impact.

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	January 31, 2024	July 31, 2023
Propane gas and related products	$80,411	$76,996
Appliances, parts and supplies, and other	19,842	21,108
Inventories	$100,253	$98,104

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2024, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 2.2 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	January 31, 2024	July 31, 2023
Broker margin deposit assets	$10,061	$11,939
Other	23,668	17,196
Prepaid expenses and other current assets	$33,729	$29,135

The operating partnership

Prepaid expenses and other current assets consist of the following:

	January 31, 2024	July 31, 2023
Broker margin deposit assets	$10,061	$11,939
Other	23,646	17,174
Prepaid expenses and other current assets	$33,707	$29,113

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	January 31, 2024	July 31, 2023
Accrued interest	$28,148	$29,011
Customer deposits and advances	35,322	36,226
Accrued payroll	34,722	35,075
Accrued insurance	14,555	15,256
Broker margin deposit liability	12,323	6,972
Accrued senior preferred units distributions	18,594	17,452
Other	60,121	57,038
Other current liabilities	$203,785	$197,030

The operating partnership

Other current liabilities consist of the following:

	January 31, 2024	July 31, 2023
Accrued interest	$28,148	$29,011
Customer deposits and advances	35,322	36,226
Accrued payroll	34,722	35,075
Accrued insurance	14,555	15,256
Broker margin deposit liability	12,323	6,972
Accrued senior preferred units distributions	18,594	17,452
Other	60,038	56,974
Other current liabilities	$203,702	$196,966

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023
Operating expense - personnel, vehicle, plant and other	$71,919	$75,844	$145,888	$140,016
Depreciation and amortization expense	3,129	5,474	6,495	9,311
Operating expense - equipment lease expense	3,572	1,783	7,008	5,537
Shipping and handling expenses	$78,620	$83,101	$159,391	$154,864

Cash, cash equivalents and restricted cash

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of January 31, 2024 and July 31, 2023 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	January 31, 2024	July 31, 2023
Cash and cash equivalents	$128,365	$126,221
Restricted cash	10,789	11,126
Cash, cash equivalents and restricted cash	$139,154	$137,347

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	January 31, 2024	July 31, 2023
Cash and cash equivalents	$128,260	$126,119
Restricted cash	10,789	11,126
Cash, cash equivalents and restricted cash	$139,049	$137,245

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

Ferrellgas Partners

	For the six months ended January 31,
	2024	2023
Cash paid for:
Interest	$45,222	$44,416
Income taxes	$359	$496
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,585	$2,638
Change in accruals for property, plant and equipment additions	$774	$313
Lease liabilities arising from operating ROU assets	$8,385	$3,102
Lease liabilities arising from finance ROU assets	$1,561	$—
Accrued senior preferred units distributions	$18,594	$18,574

The operating partnership

	For the six months ended January 31,
	2024	2023
Cash paid for:
Interest	$45,222	$44,416
Income taxes	$341	$496
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,585	$2,638
Change in accruals for property, plant and equipment additions	$774	$313
Lease liabilities arising from operating ROU assets	$8,385	$3,102
Lease liabilities arising from finance ROU assets	$1,561	$—
Accrued senior preferred units distributions	$18,594	$18,574

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	January 31, 2024	July 31, 2023
Accounts receivable	$230,967	$163,537
Note receivable	2,500	2,500
Allowance for expected credit losses	(6,547)	(6,658)
Accounts and notes receivable, net	$226,920	$159,379

E.    Debt

Short-term borrowing

Ferrellgas classifies borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of January 31, 2024, we did not have any short-term borrowings. For further discussion, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	January 31, 2024	July 31, 2023
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.3% weighted average interest rate at January 31, 2024 and July 31, 2023, due 2024 to 2029, net of unamortized discount of $1,197 and $1,040 at January 31, 2024 and July 31, 2023, respectively	6,943	6,615
Total debt, excluding unamortized debt issuance and other costs	1,481,943	1,481,615
Unamortized debt issuance and other costs	(20,273)	(22,834)
Less: current portion of long-term debt	2,977	2,597
Long-term debt	$1,458,693	$1,456,184

Senior secured revolving credit facility

The operating partnership, the general partner and certain of the operating partnership’s subsidiaries are parties to a credit agreement dated March 30, 2021, as amended on May 23, 2023 (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. As of January 31, 2024, the operating partnership had no short-term borrowings.

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

In addition to the financial covenants, the Credit Agreement includes covenants that if not met will restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 4.75 to 1.0. As of January 31, 2024, the operating partnership is in compliance with all of its debt covenants.

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

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of January 31, 2024, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2024	$1,077
2025	2,510
2026	652,128
2027	1,210
2028	825,810
Thereafter	405
Total	$1,483,140

Letters of credit outstanding at January 31, 2024 and July 31, 2023 totaled $71.5 and $74.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of January 31, 2024, Ferrellgas had available borrowing capacity under its Credit Facility of $278.5 million. Propane assets subject to lien under the Credit Facility were $69.3 million as of January 31, 2024.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at January 31, 2024 and July 31, 2023, are immaterial to the financial statements.

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

On February 15, 2024, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. As of January 31, 2024, the Quarterly Distribution accrued was $18.6 million. The remaining Quarterly Distribution accrual of $3.2 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

On February 15, 2023, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. As of January 31, 2023, the Quarterly Distribution accrued was $18.6 million. The remaining Quarterly Distribution accrued of $3.2 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through January 31, 2024.

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

Class A Units

As of January 31, 2024 and July 31, 2023, Class A Units were beneficially owned by the following:

	January 31, 2024	July 31, 2023
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR”.
(2)	James E. Ferrell was the Chief Executive Officer and President of our general partner and Chairman of the Board of Directors of our general partner through July 31, 2023. Effective August 1, 2023, he became the Executive Chairman of our general partner and the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders, Class B Unitholders or the general partner during the six months ended January 31, 2024 and 2023. Ferrellgas Partners made aggregate cash distributions of approximately $49.9 million during the year ended July 31, 2023. We have made aggregate cash distributions of approximately $149.9 million to our Class B Unitholders since inception of our Class B Units. See Note M “Net earnings per unitholders’ interest” for additional information.

Accumulated other comprehensive income (“AOCI”)

See Note J “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2024 and 2023.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the six months ended January 31, 2024 and 2023, the general partner made non-cash contributions of $32.0 thousand and $29.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders, Class B Unitholders or the general partner during the three and six months ended January 31, 2024 and 2023.

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

During the six months ended January 31, 2024 and 2023, the general partner made non-cash contributions of $16.0 thousand and $15.0 thousand, respectively, to the operating partnership to maintain its 1.0101% general partner interest.

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

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023
Retail - Sales to End Users	$437,840	$498,449	$665,700	$764,423
Wholesale - Sales to Resellers	142,826	148,608	248,349	264,622
Other Gas Sales	3,543	4,829	9,094	8,685
Other	25,668	32,057	57,747	59,502
Propane and related equipment revenues	$609,877	$683,943	$980,890	$1,097,232

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	January 31, 2024	July 31, 2023
Contract assets	$10,295	$10,263
Contract liabilities
Deferred revenue (1)	$51,159	$51,516
(1)	Of the beginning balance of deferred revenue, $30.4 million was recognized as revenue during the six months ended January 31, 2024.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2024 and July 31, 2023:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2024:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$15,524	$—	$15,524
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(8,123)	$—	$(8,123)

July 31, 2023:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$12,165	$—	$12,165
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(11,082)	$—	$(11,082)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the six months ended January 31, 2024 and the fiscal year ended July 31, 2023.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2024 and July 31, 2023, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,441.7 million and $1,318.9 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2024 and 2023, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as January 31, 2024 and July 31, 2023:

	Final	January 31, 2024
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2025
Commodity derivatives-propane		Price risk management asset	$15,276	Other current liabilities	$8,047
Commodity derivatives-propane		Other assets, net	248	Other liabilities	76
		Total	$15,524	Total	$8,123

	Final	July 31, 2023
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$11,966	Other current liabilities	$9,554
Commodity derivatives-propane		Other assets, net	199	Other liabilities	1,528
		Total	$12,165	Total	$11,082

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2024 and July 31, 2023:

	January 31, 2024
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$10,061	Other current liabilities	$12,323
	Other assets, net	398	Other liabilities	176
	Total	$10,459	Total	$12,499

	July 31, 2023
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$11,939	Other current liabilities	$6,972
	Other assets, net	1,965	Other liabilities	—
	Total	$13,904	Total	$6,972

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and six months ended January 31, 2024 and 2023 due to derivatives designated as cash flow hedging instruments:

For the three months ended January 31, 2024
Amount of Loss
	Amount of Gain	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$14,536	Cost of sales - propane and other gas liquids sales	$(2,070)	$—

For the three months ended January 31, 2023
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(6,238)	Cost of sales - propane and other gas liquids sales	$(6,716)	$—

For the six months ended January 31, 2024
Amount of Loss
	Amount of Gain	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$1,064	Cost of sales - propane and other gas liquids sales	$(5,254)	$—

For the six months ended January 31, 2023
Amount of Gain
	Amount of Loss	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(42,423)	Cost of sales - propane and other gas liquids sales	$6,072	$—

Accumulated other comprehensive income

Ferrellgas Partners

The changes in derivatives included in AOCI for the six months ended January 31, 2024 and 2023 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2024	2023
Beginning balance attributable to Ferrellgas Partners, L.P.	$1,059	$37,907
Change in value of risk management commodity derivatives	1,064	(42,423)
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	5,254	(6,072)
Less: amount attributable to noncontrolling interests	64	(490)
Ending balance attributable to Ferrellgas Partners, L.P.	$7,313	$(10,098)

The operating partnership

The changes in derivatives included in AOCI for the six months ended January 31, 2024 and 2023 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2024	2023
Beginning balance	$1,083	$38,307
Change in value of risk management commodity derivatives	1,064	(42,423)
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	5,254	(6,072)
Ending balance	$7,401	$(10,188)

Ferrellgas expects to reclassify net gains of approximately $7.2 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the six months ended January 31, 2024 and 2023, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2024, Ferrellgas had financial derivative contracts covering 2.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2024, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2024.

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

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023
Operating expense	$90,364	$86,727	$167,223	$155,709

General and administrative expense	$8,349	$7,789	$17,678	$15,659

See additional discussions about transactions with the general partner and related parties in Note G “Equity (Deficit).”

L.    Contingencies and commitments

Litigation

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to the handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

M.    Net earnings per unitholders’ interest

Below is a calculation of the basic and diluted net earnings per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023

	(in thousands, except per unit amounts)
Net earnings attributable to Ferrellgas Partners, L.P.	$95,789	$98,100	$78,233	$93,555
Less: Distributions to preferred unitholders	16,250	16,222	32,501	32,473
Less: Allocation of undistributed net earnings to Class B units	67,355	69,340	38,528	51,554
Less: General partner’s interest in net earnings	958	981	783	936
Undistributed net earnings attributable to Class A unitholders	11,226	11,557	6,421	8,592
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6	4,857.6
Basic and diluted net earnings per Class A Unit	$2.31	$2.38	$1.32	$1.77

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

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2024	July 31, 2023
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	42,260	42,207
Accumulated deficit	(43,260)	(43,207)
Total stockholder’s equity (deficit)	—	—
Total liabilities and equity (deficit)	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023
General and administrative expense	$—	$94	$53	$432

Net loss	$—	$(94)	$(53)	$(432)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(53)	$(432)
Changes in operating assets and liabilities:
Other current liabilities	—	(1,706)
Cash used in operating activities	(53)	(2,138)

Cash flows from financing activities:
Capital contribution	53	2,138
Cash provided by financing activities	53	2,138

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of January 31, 2024, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Partners Finance Corp.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2024	July 31, 2023
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	104,617	104,564
Accumulated deficit	(105,617)	(105,564)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023
General and administrative expense	$—	$53	$53	$53

Net loss	$—	$(53)	$(53)	$(53)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(53)	$(53)
Changes in operating assets and liabilities:
Cash used in operating activities	(53)	(53)

Cash flows from financing activities:
Capital contribution	53	53
Cash provided by financing activities	53	53

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of January 31, 2024 and July 31, 2023, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2024 and 2025 sales commitments and, as of January 31, 2024, we have experienced net mark-to-market gains of approximately $7.4 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2024, we estimate 97% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended January 31, 2024 and 2023

Quarterly results were heavily impacted by a record warm December, as nearly every weather reporting site in the nation experienced above average monthly temperatures. Colder January weather partially offset the impact of warmer temperatures in November and December. Propane sales volumes during the three months ended January 31, 2024 decreased 5%, or 13.6 million gallons, compared to the prior year period.

During the three months ended January 31, 2024 and 2023, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $95.8 million and $98.1 million, respectively. This $2.3 million decrease was primarily driven by a $3.9 million decrease in gross margin and increases of $2.3 million in “Operating expense – personnel, vehicle, plant and other,” $1.4 million in “Depreciation and amortization expense,” and $1.2 million in “Interest expense,” partially offset by a $5.9 million decrease in “General and administrative expense.”

Distributable cash flow attributable to equity investors decreased to $122.1 million for the three months ended January 31, 2024 compared to $131.5 million for the prior year period, primarily due to a $3.9 million decrease in gross margin and, after adjusting for a $9.0 million decrease in “Legal fees and settlements related to non-core businesses,” a $5.4 million increase in “Operating, general and administrative expense.”

For the three months ended January 31, 2024 and 2023, we had a distributable cash flow excess of $103.4 million and $112.7 million, respectively. This $9.3 million decrease was primarily due to the decrease in distributable cash flow attributable to equity investors noted above.

For the six months ended January 31, 2024 and 2023

Calendar year 2023 was ranked by NOAA as the warmest year on record since global records began in 1850. Propane sales volumes during the six months ended January 31, 2024 decreased 3%, or 13.6 million gallons, compared to the prior year period.

During the six months ended January 31, 2024 and 2023, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $78.2 million and $93.6 million, respectively. This $15.4 million decrease was primarily driven by a $17.2 million increase in “Operating expense – personnel, vehicle, plant and other” and $4.9 million decrease in gross margin, which was partially offset by a $7.9 million decrease in “General and administrative expense.”

Distributable cash flow attributable to equity investors decreased to $130.1 million for the six months ended January 31, 2024 compared to $153.5 million for the prior year period, primarily due to a $25.8 million decrease in Adjusted EBITDA which was partially offset by a decrease of $1.6 million in maintenance capital expenditures.

For the six months ended January 31, 2024 and 2023, we had a distributable cash flow excess of $95.0 million and $118.0 million, respectively. This $23.0 million decrease was primarily due to the decrease in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2024	2023	2024	2023
Total revenues	$609,877	$683,943	$980,890	$1,097,232

Total cost of sales	281,568	351,735	458,189	569,592

Operating expense - personnel, vehicle, plant and other	159,638	157,355	304,284	287,095
Depreciation and amortization expense	24,435	23,069	48,839	45,700
General and administrative expense	17,191	23,115	30,016	37,948
Operating expense - equipment lease expense	5,343	5,586	10,719	11,610
Non-cash employee stock ownership plan compensation charge	900	722	1,620	1,445
Loss on asset sales and disposals	382	290	1,717	1,970
Operating income	120,420	122,071	125,506	141,872
Interest expense	(24,359)	(23,177)	(48,520)	(48,186)
Other income, net	849	544	2,185	1,013
Earnings before income taxes	96,910	99,438	79,171	94,699
Income tax expense	309	503	471	521
Net earnings	96,601	98,935	78,700	94,178
Net earnings attributable to noncontrolling interest	812	835	467	623
Net earnings attributable to Ferrellgas Partners, L.P.	$95,789	$98,100	$78,233	$93,555

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income, net, severance costs, legal fees and settlements related to non-core businesses, business transformation costs and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and six months ended January 31, 2024 and 2023:

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2024	2023	2024	2023
Net earnings attributable to Ferrellgas Partners, L.P.	$95,789	$98,100	$78,233	$93,555
Income tax expense	309	503	471	521
Interest expense	24,359	23,177	48,520	48,186
Depreciation and amortization expense	24,435	23,069	48,839	45,700
EBITDA	144,892	144,849	176,063	187,962
Non-cash employee stock ownership plan compensation charge	900	722	1,620	1,445
Loss on asset sales and disposals	382	290	1,717	1,970
Other income, net	(849)	(544)	(2,185)	(1,013)
Severance costs	—	634	—	644
Legal fees and settlements related to non-core businesses	103	9,107	1,157	13,979
Business transformation costs (1)	691	—	965	—
Net earnings attributable to noncontrolling interest	812	835	467	623
Adjusted EBITDA	146,931	155,893	179,804	205,610
Net cash interest expense (2)	(21,424)	(20,265)	(42,171)	(42,871)
Maintenance capital expenditures (3)	(4,039)	(4,375)	(8,569)	(10,207)
Cash paid for income taxes	(256)	(447)	(359)	(496)
Proceeds from certain asset sales	900	736	1,380	1,488
Distributable cash flow attributable to equity investors	122,112	131,542	130,085	153,524
Less: Distributions accrued or paid to preferred unitholders	16,250	16,222	32,501	32,473
Distributable cash flow attributable to general partner and non-controlling interest	(2,443)	(2,631)	(2,602)	(3,070)
Distributable cash flow attributable to Class A and B unitholders	103,419	112,689	94,982	117,981
Less: Distributions paid to Class A and B unitholders (4)	—	—	—	—
Distributable cash flow excess	$103,419	$112,689	$94,982	$117,981
(1)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an Enterprise Resource Planning (“ERP”) system as part of our business transformation initiatives.
(2)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(3)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(4)	The Company did not pay any distributions to Class A or B unitholders during fiscal 2024 or fiscal 2023.

Operating Results for the three months ended January 31, 2024 and 2023

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2024	2023	Increase (Decrease)
As of January 31,
Retail customers	652,906	681,409	(28,503)	(4)%
Tank exchange selling locations	67,709	60,335	7,374	12%

(amounts in thousands)
Three months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	203,054	213,662	(10,608)	(5)%
Wholesale - Sales to Resellers	57,978	60,945	(2,967)	(5)%
	261,032	274,607	(13,575)	(5)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$437,840	$498,449	$(60,609)	(12)%
Wholesale - Sales to Resellers	142,826	148,608	(5,782)	(4)%
Other Gas Sales (1)	3,543	4,829	(1,286)	(27)%
Other (2)	25,668	32,057	(6,389)	(20)%
Propane and related equipment revenues	$609,877	$683,943	$(74,066)	(11)%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$258,726	$246,638	$12,088	5%
Wholesale - Sales to Resellers (1)	47,645	57,756	(10,111)	(18)%
Other (2)	21,938	27,814	(5,876)	(21)%
Propane and related equipment gross profit	$328,309	$332,208	$(3,899)	(1)%

Operating, general and administrative expense (4)	$176,829	$180,470	$(3,641)	(2)%
Operating expense - equipment lease expense	5,343	5,586	(243)	(4)%

Operating income	$120,420	$122,071	$(1,651)	(1)%

Depreciation and amortization expense	24,435	23,069	1,366	6%
Non-cash employee stock ownership plan compensation charge	900	722	178	25%
Loss on asset sales and disposals	382	290	92	32%
Legal fees and settlements related to non-core businesses	103	9,107	(9,004)	(99)%
Business transformation costs (5)	691	—	691	100%
Severance costs	—	634	(634)	(100)%
Adjusted EBITDA	$146,931	$155,893	$(8,962)	(6)%
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

Propane sales volumes during the three months ended January 31, 2024 decreased 5%, or 13.6 million gallons, compared to the prior year period. Average temperatures (measured by heating degree days) were 6% warmer than normal (based on NOAA’s ten-year average) and 2% warmer than the prior year period during the three months ended January 31, 2024. As noted above, sales volumes were heavily impacted by a record warm December, although colder weather in January partially offset the impact of warmer temperatures in November and December.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended January 31, 2024 averaged 10.1% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 15.0% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.71 and $0.79 per gallon during the three months ended January 31, 2024 and 2023, respectively, while the wholesale market price at Conway, Kansas averaged $0.68 and $0.80 per gallon during the three months ended January 31, 2024 and 2023, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon.

Revenues

Retail sales decreased $60.6 million, or 12%, compared to the prior year period. Gallons sold decreased 10.6 million gallons, or 5%, compared to the prior year period. The decline corresponded with the decreases in the wholesale sales price per gallon noted above.

Wholesale sales decreased $5.8 million, or 4%, compared to the prior year period corresponding to the decrease in sales price per gallons noted above. Wholesale gallons sold decreased 3.0 million gallons, or 5%, compared to the prior year period.

Other gas sales decreased $1.3 million, or 27%, compared to the prior year period primarily due to a decrease in sales volume.

Other revenues decreased $6.4 million, or 20%, compared to the prior year period.

Gross margin - Propane and other gas liquids sales

Gross margin increased $2.0 million as the $12.1 million increase in retail gross margin was partially offset by a $10.1 million decrease in wholesale gross margin. The overall change was driven by a $67.7 million decrease in revenue, which was partially offset by a $69.7 million decrease in cost of sales as a result of decreases in price per gallon, as discussed above. These decreases impacted both the revenue and cost of product changes for the period. As expected, propane market cost reduction and stabilization impacted our current period gross profit. Margin per gallon for the period increased by $0.06, or 5%, compared to the prior year period.

Gross margin - other

Gross margin decreased $5.9 million compared to the prior year period.

Operating income

Operating income decreased $1.7 million primarily due to a $3.9 million decrease in gross margin and a $1.4 million increase in “Depreciation and amortization expense,” partially offset by a $3.6 million decrease in “Operating, general and administrative expense.” The $3.6 million decrease in “Operating, general and administrative expense” is comprised of a $2.3 million increase in “Operating expense – personnel, vehicle, plant and other” and a $5.9 million decrease in “General and administrative expense.” The $2.3 million increase in “Operating expense – personnel, vehicle, plant and other” was primarily due to an increase of $2.6 million related to vehicle repairs, maintenance and other costs and an increase of $0.6 million for tank installation costs, which were partially offset by a $1.0 million decrease in fuel costs. Lower legal costs compared to the prior year period drove the majority of the $5.9 million decrease in “General and administrative expense,” partially offset by increases related to our ongoing ERP system implementation and benefits expense.

Adjusted EBITDA

Adjusted EBITDA decreased $9.0 million primarily due to a $3.9 million decrease in gross margin and, after adjusting for a $9.0 million decrease in “Legal fees and settlements related to non-core businesses,” a $5.4 million increase in “Operating, general and administrative expense.”

Operating Results for the six months ended January 31, 2024 and 2023

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2024	2023	Increase (Decrease)
As of January 31,
Retail customers	652,906	681,409	(28,503)	(4)%
Tank exchange selling locations	67,709	60,335	7,374	12%

(amounts in thousands)
Six months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	317,494	332,058	(14,564)	(4)%
Wholesale - Sales to Resellers	105,743	104,814	929	1%
	423,237	436,872	(13,635)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$665,700	$764,423	$(98,723)	(13)%
Wholesale - Sales to Resellers	248,349	264,622	(16,273)	(6)%
Other Gas Sales (1)	9,094	8,685	409	5%
Other (2)	57,747	59,502	(1,755)	(3)%
Propane and related equipment revenues	$980,890	$1,097,232	$(116,342)	(11)%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$363,611	$371,029	$(7,418)	(2)%
Wholesale - Sales to Resellers (1)	109,514	106,128	3,386	3%
Other (2)	49,576	50,483	(907)	(2)%
Propane and related equipment gross profit	$522,701	$527,640	$(4,939)	(1)%

Operating, general and administrative expense (4)	$334,300	$325,043	$9,257	3%
Operating expense - equipment lease expense	10,719	11,610	(891)	(8)%

Operating income	$125,506	$141,872	$(16,366)	(12)%

Depreciation and amortization expense	48,839	45,700	3,139	7%
Non-cash employee stock ownership plan compensation charge	1,620	1,445	175	12%
Loss on asset sales and disposals	1,717	1,970	(253)	(13)%
Legal fees and settlements related to non-core businesses	1,157	13,979	(12,822)	(92)%
Business transformation costs (5)	965	—	965	100%
Severance costs	—	644	(644)	(100)%
Adjusted EBITDA	$179,804	$205,610	$(25,806)	(13)%
(1)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(2)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(3)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(4)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(5)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an ERP system as part of our business transformation initiatives.

Propane sales volumes during the six months ended January 31, 2024 decreased 3.1%, or 13.6 million gallons, compared to the prior year period. Average temperatures (measured by heating degree days) were 6% warmer than normal (based on NOAA’s ten-year average) and 1% warmer than the prior year during the six months ended January 31, 2024.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the six months ended January 31, 2024 averaged 21.3% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 24.4% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.70 and $0.89 per gallon during the six months ended January 31, 2024 and 2023, respectively, while the wholesale market price at Conway, Kansas averaged $0.68 and $0.90 per gallon during the six months ended January 31, 2024 and 2023, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon.

Revenues

Retail sales decreased $98.7 million, or 13%, compared to the prior year period. Gallons sold decreased 14.6 million gallons, or 4%, compared to the prior year period. The decline corresponded with the decreases in the wholesale sales price per gallon noted above as well as customer attrition related to the impact of continued inflationary conditions across the nation.

Wholesale sales decreased $16.3 million, or 6%, compared to the prior year period corresponding to the decrease in sales price per gallons noted above. Wholesale gallons sold increased 0.9 million gallons, or 1%, compared to the prior year period.

Other gas sales increased $0.4 million, or 5%, compared to the prior year period primarily due to an increase in sales volume.

Other revenues decreased $1.8 million, or 3%, compared to the prior year period.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $4.0 million primarily due to a $114.6 million decrease in revenue, which was partially offset by a $110.6 million decrease in cost of sales as a result of decreases in price per gallon, as discussed above. These decreases impacted both the revenue and cost of product changes for the period. As expected, propane market cost reduction and stabilization impacted our current period gross profit. Margin per gallon for the period increased by $0.03, or 3%, compared to the prior year period.

Gross margin - other

Gross margin decreased $0.9 million, or 2%, compared to the prior year period.

Operating income

Operating income decreased $16.4 million, or 12%, primarily due to a $9.3 million increase in “Operating, general and administrative expense,” a $3.1 million increase in “Depreciation and amortization expense” and the $4.9 million decrease in gross margin noted above.

The $9.3 million increase in “Operating, general and administrative expense” was comprised of a $17.2 million increase in “Operating expense – personnel, vehicle, plant and other” partially offset by a $7.9 million decrease in “General and administrative expense.” The $17.2 million increase in “Operating expense – personnel, vehicle, plant and other” was primarily due to increases of $8.0 million in personnel costs, $5.7 million in vehicle costs, and $4.6 million in selling and other costs. These increases were partially offset by a $1.1 million decrease in plant and office costs.

The $8.0 million increase for personnel costs was primarily driven by increases of $5.0 million in payroll expenses related to growth projects (including increased acquisitions and the expansion by Blue Rhino into both self-service vending) and new customer growth, in addition to $3.3 million related to the timing of benefit payments.

Vehicle costs increased $5.7 million primarily due to increases of $4.8 million increase for vehicle repairs and maintenance and $1.6 million for other costs as trucks were refurbished to support new customer growth in Blue Rhino, partially offset by a decrease of $0.7 million in fuel costs.

Selling and other costs increased $4.6 million primarily due to increases of  $1.6 million related to the cost of materials for tank installation, and $3.0 million in miscellaneous expenses. Plant and office costs decreased $1.1 million primarily due to a decrease of $1.0 million in parts and fittings.

Lower legal costs compared to the prior year period drove the majority of the $7.9 million decrease in “General and administrative expense,” partially offset by increases related to our ongoing ERP system implementation and benefits expense.

Adjusted EBITDA

Adjusted EBITDA decreased $25.8 million primarily due to a $4.9 million decrease in gross margin and, after adjusting for a $12.8 million decrease in “Legal fees and settlements related to non-core businesses,” a $22.1 million increase in “Operating, general and administrative expense,” primarily related to the increases in operating expenses, benefits, and ERP system implementation costs noted above.

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

As of January 31, 2024, our total liquidity was $406.9 million, which was comprised of $128.4 million in unrestricted cash and $278.5 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of January 31, 2024, letters of credit outstanding totaled $71.5 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of January 31, 2024, we had $10.8 million of restricted cash consisting of a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended January 31, 2024 to the twelve months ended October 31, 2023 is as follows (in thousands):

	Distributable	Cash reserves (deficiency)	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Six months ended January 31, 2024	$130,085	$97,584	$32,501
Fiscal 2023	254,364	190,050	64,314
Less: Six months ended January 31, 2023	153,524	121,051	32,473
Twelve months ended January 31, 2024	$230,925	$166,583	$64,342	3.6x

Twelve months ended October 31, 2023	240,355	177,756	62,599	3.8x
Change	$(9,430)	$(11,173)	$1,743	(0.2)x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended January 31, 2024, distributable cash flow attributable to equity investors decreased $9.4 million compared to the twelve months ended October 31, 2023. As of January 31, 2024, the accrued quarterly distribution to Preferred Unitholders was $18.6 million. We paid $15.4 million of this distribution on February 15, 2024. The remaining $3.2 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment.

We did not pay any cash distributions to our Class A Unitholders during fiscal 2024 or fiscal 2023. Ferrellgas Partners made aggregate cash distributions of approximately $49.9 million and $100.0 million to its Class B Unitholders during fiscal 2023 and fiscal 2022, respectively. Cash reserves, which we utilize to meet future anticipated expenditures, were $166.6 million and $177.8 million for the twelve months ended January 31, 2024 and October 31, 2023, respectively.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $100.5 million and $57.2 million for the six months ended January 31, 2024 and 2023, respectively. The $43.3 million increase in cash provided by operating activities was primarily due to a $22.5 million decrease in requirements for other current liabilities, a $13.7 million decrease in working capital requirements, a $12.6 million decrease in requirements for prepaid expenses, and a $7.2 million inflow associated with other assets and liabilities. These changes were partially offset by a $12.0 million decrease in cash flow from operations and a $0.7 million increase in requirements for accrued interest expense.

The $22.5 million decrease in net cash requirements for other current liabilities was primarily driven by changes in the short-term borrowings liability. The $13.7 million decrease in working capital requirements was primarily due to a $15.2 million decrease in requirements for accounts and notes receivable, net and a $2.5 million decrease in requirements for accounts payable. These decreases were partially offset by an increase of $4.0 million in inventory requirements.

The $12.0 million decrease in cash flow from operations was primarily due to a $17.2 million increase in “Operating expense – personnel, vehicle, plant and other” and a $4.9 million decrease in gross profit, which was partially offset by a $7.9 million decrease in “General and administrative expense,” a $1.2 million increase in “Other income, net,” and a $0.9 million decrease in “Operating expense – equipment lease expense.”

The operating partnership

Net cash provided by operating activities was $100.5 million and $57.2 million for the six months ended January 31, 2024 and 2023, respectively. The $43.3 million increase in cash provided by operating activities was primarily due to a $22.5 million decrease in requirements for other current liabilities, a $13.7 million decrease in working capital requirements, a $12.6 million decrease in requirements for prepaid expenses, and a $7.2 million inflow associated with other assets and liabilities. These changes were partially offset by a $12.0 million decrease in cash flow from operations and a $0.7 million increase in requirements for accrued interest expense.

The $22.5 million decrease in net cash requirements for other current liabilities was primarily driven by changes in the short-term borrowing liability. The $13.7 million decrease in working capital requirements was primarily due to a $15.2 million decrease in requirements for accounts and notes receivable, net and a $2.5 million decrease in requirements for accounts payable. These decreases were partially offset by an increase of $4.0 million in inventory requirements.

The $12.0 million decrease in cash flow from operations was primarily due to a $17.2 million increase in “Operating expense – personnel, vehicle, plant and other” and a $4.9 million decrease in gross profit, which was partially offset by a $7.9 million decrease in “General and administrative expense,” a $1.2 million increase in “Other income, net,” and a $0.9 million decrease in “Operating expense – equipment lease expense.”

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

Net cash used in investing activities was $62.5 million and $59.3 million for the six months ended January 31, 2024 and 2023, respectively. The $3.2 million increase in net cash used in investing activities was primarily due to an increase of $6.0 million in “Capital expenditures,” partially offset by a $2.9 million decrease in “Business acquisitions, net of cash acquired.” We had one acquisition during the six months ended January 31, 2024 compared to three acquisitions during the six months ended January 31, 2023.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $36.2 million and $32.8 million for the six months ended January 31, 2024 and 2023, respectively. The $3.4 million increase in cash used in financing activities was primarily due to increases of $3.1 million in cash payments for principal portion of finance lease liability and $0.3 million in payments on long-term debt.

Letters of credit outstanding at January 31, 2024 and July 31, 2023 totaled $71.5 and $74.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of January 31, 2024, we had available borrowing capacity under our Credit Facility of $278.5 million. Propane assets subject to lien under the Credit Facility were $69.3 million as of January 31, 2024.

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

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the six months ended January 31, 2024 and 2023.

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

As of January 31, 2024, the Quarterly Distribution accrued was $18.6 million. On February 15, 2024, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $3.2 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. As of January 31, 2023, the Quarterly Distribution accrued was $18.6 million. On February 15, 2023, $15.4 million of the Quarterly Distribution was paid in cash to holders of the Preferred Units. The remaining Quarterly Distribution accrued of $3.2 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders during the six months ended January 31, 2024 and 2023.

Ferrellgas Partners did not pay any cash distributions to its Class B Unitholders during the three months ended January 31, 2024 and 2023.

The operating partnership paid cash distributions for the three months ended January 31, 2024 and 2023 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $184.9 million for the six months ended January 31, 2024, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the six months ended January 31, 2024 and 2023, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of January 31, 2024, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2023. For additional information regarding our debt obligations, see Note E “Debt” to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2024. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2024 and July 31, 2023 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $6.6 million and $9.5 million as of January 31, 2024 and July 31, 2023, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $71.5 million and $74.0 million as of January 31, 2024 and July 31, 2023, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2023. During the six months ended January 31, 2024, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of January 31, 2024.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2024, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2024, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

During the quarter ended January 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 8, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 8, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 8, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 8, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)