Form 10-Q
period 2024-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2024-06-20
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

At May 31, 2024, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended April 30, 2024 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $10,783 and $11,126 of restricted cash at April 30, 2024 and July 31, 2023, respectively)	$73,645	$137,347
Accounts and notes receivable, net	178,163	159,379
Inventories	91,275	98,104
Price risk management asset	5,398	11,966
Prepaid expenses and other current assets	28,270	29,135
Total current assets	376,751	435,931

Property, plant and equipment, net	622,524	615,174
Goodwill, net	257,006	257,006
Intangible assets (net of accumulated amortization of $356,519 and $349,614 at April 30, 2024 and July 31, 2023, respectively)	114,531	106,615
Operating lease right-of-use assets	56,040	57,839
Other assets, net	60,840	58,838
Total assets	$1,487,692	$1,531,403

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$47,742	$35,115
Current portion of long-term debt	2,620	2,597
Current operating lease liabilities	24,098	24,600
Other current liabilities	153,945	197,030
Total current liabilities	228,405	259,342

Long-term debt	1,459,856	1,456,184
Operating lease liabilities	33,387	34,235
Other liabilities	28,741	29,084
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2024 and July 31, 2023)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at April 30, 2024 and July 31, 2023)	(1,221,021)	(1,205,103)
Class B (1,300,000 units outstanding at April 30, 2024 and July 31, 2023)	383,012	383,012
General partner unitholder (49,496 units outstanding at April 30, 2024 and July 31, 2023)	(69,716)	(70,566)
Accumulated other comprehensive income	1,018	1,059
Total Ferrellgas Partners, L.P. deficit	(906,707)	(891,598)
Noncontrolling interest	(7,339)	(7,193)
Total deficit	(914,046)	(898,791)
Total liabilities, mezzanine and deficit	$1,487,692	$1,531,403

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
Revenues:
Propane and other gas liquids sales	$490,057	$559,047	$1,413,200	$1,596,777
Other	25,717	28,300	83,464	87,802
Total revenues	515,774	587,347	1,496,664	1,684,579

Costs and expenses:
Cost of sales - propane and other gas liquids sales	240,281	291,826	690,299	852,399
Cost of sales - other	3,195	3,673	11,366	12,692
Operating expense - personnel, vehicle, plant and other	150,629	147,477	454,913	434,572
Operating expense - equipment lease expense	5,275	5,861	15,994	17,471
Depreciation and amortization expense	25,340	23,753	74,179	69,453
General and administrative expense	13,305	16,213	43,321	54,161
Non-cash employee stock ownership plan compensation charge	880	767	2,500	2,212
Loss on asset sales and disposals	130	958	1,847	2,928

Operating income	76,739	96,819	202,245	238,691

Interest expense	(24,685)	(24,297)	(73,205)	(72,483)
Other income, net	1,324	852	3,509	1,865

Earnings before income taxes	53,378	73,374	132,549	168,073

Income tax expense	240	367	711	888

Net earnings	53,138	73,007	131,838	167,185

Net earnings attributable to noncontrolling interest	372	580	839	1,203

Net earnings attributable to Ferrellgas Partners, L.P.	$52,766	$72,427	$130,999	$165,982

Class A unitholders’ interest in net (loss) earnings (Note M)	$(63,802)	$6,115	$(18,853)	$16,608

Basic and diluted net (loss) earnings per Class A Unit (Note M)	$(13.13)	$1.26	$(3.88)	$3.42

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
Net earnings	$53,138	$73,007	$131,838	$167,185
Other comprehensive income (loss):
Change in value of risk management derivatives	(1,180)	(10,621)	(116)	(53,044)
Reclassification of (gains) losses on derivatives to earnings, net	(5,179)	13,450	75	7,378
Other comprehensive (loss) income	(6,359)	2,829	(41)	(45,666)
Comprehensive income	46,779	75,836	131,797	121,519
Comprehensive income attributable to noncontrolling interest	(308)	(609)	(839)	(742)
Comprehensive income attributable to Ferrellgas Partners, L.P.	$46,471	$75,227	$130,958	$120,777

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2023	4,857.6	1,300.0	49.5	$(1,205,103)	$383,012	$(70,566)	$1,059	$(891,598)	$(7,193)	$(898,791)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	706	—	7	—	713	7	720
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(17,381)	—	(175)	—	(17,556)	(345)	(17,901)
Other comprehensive loss	—	—	—	—	—	—	(10,184)	(10,184)	(104)	(10,288)
Balance at October 31, 2023	4,857.6	1,300.0	49.5	(1,237,866)	383,012	(70,897)	(9,125)	(934,876)	(7,635)	(942,511)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	882	—	9	—	891	9	900
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(162)	—	(16,250)	—	(16,250)
Net earnings	—	—	—	94,831	—	958	—	95,789	812	96,601
Other comprehensive income	—	—	—	—	—	—	16,438	16,438	168	16,606
Balance at January 31, 2024	4,857.6	1,300.0	49.5	(1,158,241)	383,012	(70,092)	7,313	(838,008)	(6,646)	(844,654)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	862	—	9	—	871	9	880
Distributions	—	—	—	—	—	—	—	—	(1,010)	(1,010)
Distributions to Class B unitholders	—	—	—	—	(99,996)	—	—	(99,996)	—	(99,996)
Net earnings allocated to Class B units	—	—	—	(99,996)	99,996	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(15,885)	—	(160)	—	(16,045)	—	(16,045)
Net earnings	—	—	—	52,239	—	527	—	52,766	372	53,138
Other comprehensive loss	—	—	—	—	—	—	(6,295)	(6,295)	(64)	(6,359)
Balance at April 30, 2024	4,857.6	1,300.0	49.5	$(1,221,021)	$383,012	$(69,716)	$1,018	$(906,707)	$(7,339)	$(914,046)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2022	4,857.6	1,300.0	49.5	$(1,229,823)	$383,012	$(71,320)	$37,907	$(880,224)	$(7,587)	$(887,811)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	709	—	7	—	716	7	723
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(4,500)	—	(45)	—	(4,545)	(212)	(4,757)
Other comprehensive loss	—	—	—	—	—	—	(48,478)	(48,478)	(495)	(48,973)
Balance at October 31, 2022	4,857.6	1,300.0	49.5	(1,249,702)	383,012	(71,521)	(10,571)	(948,782)	(8,287)	(957,069)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	707	—	7	—	714	8	722
Net earnings allocated to preferred units	—		—	(16,060)	—	(162)	—	(16,222)	—	(16,222)
Net earnings	—	—	—	97,119	—	981	—	98,100	835	98,935
Other comprehensive income	—	—	—	—	—	—	473	473	5	478
Balance at January 31, 2023	4,857.6	1,300.0	49.5	(1,167,936)	383,012	(70,695)	(10,098)	$(865,717)	(7,439)	(873,156)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	752	—	8	—	760	7	767
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to Class B units	—	—	—	(49,998)	49,998	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(15,434)	—	(156)	—	(15,590)	—	(15,590)
Net earnings	—	—	—	71,703	—	724	—	72,427	580	73,007
Other comprehensive income	—	—	—	—	—	—	2,800	2,800	29	2,829
Balance at April 30, 2023	4,857.6	1,300.0	49.5	$(1,160,913)	$383,012	$(70,119)	$(7,298)	$(855,318)	$(6,823)	$(862,141)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$131,838	$167,185
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	74,179	69,453
Non-cash employee stock ownership plan compensation charge	2,500	2,212
Loss on asset sales and disposals	1,847	2,928
Provision for expected credit losses	1,518	909
Other	5,719	6,050
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(20,302)	(49,556)
Inventories	6,829	17,374
Prepaid expenses and other current assets	865	(4,560)
Accounts payable	12,350	(8,126)
Accrued interest expense	(21,475)	(22,366)
Other current liabilities	(18,632)	(36,063)
Other assets and liabilities	(1,295)	(2,277)
Net cash provided by operating activities	175,941	143,163

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(16,499)	(24,079)
Capital expenditures	(69,490)	(70,246)
Proceeds from sale of assets	1,969	2,079
Net cash used in investing activities	(84,020)	(92,246)

Cash flows from financing activities:
Distributions to Ferrellgas, Inc.	(1,010)	—
Preferred unit distributions	(49,141)	(48,773)
Distributions to Class B unitholders	(99,996)	(49,998)
Payments on long-term debt	(2,167)	(1,291)
Proceeds from short-term borrowings	—	45,000
Repayments of short-term borrowings	—	(45,000)
Cash payments for principal portion of lease liability	(4,459)	(4,935)
Other, net	1,150	—
Net cash used in financing activities	(155,623)	(104,997)

Net change in cash, cash equivalents and restricted cash	(63,702)	(54,080)
Cash, cash equivalents and restricted cash - beginning of period	137,347	158,737
Cash, cash equivalents and restricted cash - end of period	$73,645	$104,657

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $10,783 and $11,126 of restricted cash at April 30, 2024 and July 31, 2023, respectively)	$73,221	$137,245
Accounts and notes receivable, net	178,163	159,379
Inventories	91,275	98,104
Price risk management asset	5,398	11,966
Prepaid expenses and other current assets	28,250	29,113
Total current assets	376,307	435,807

Property, plant and equipment, net	622,524	615,174
Goodwill, net	257,006	257,006
Intangible assets (net of accumulated amortization of $356,519 and $349,614 at April 30, 2024 and July 31, 2023, respectively)	114,531	106,615
Operating lease right-of-use assets	56,040	57,839
Other assets, net	60,840	58,838
Total assets	$1,487,248	$1,531,279

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$47,742	$35,115
Current portion of long-term debt	2,620	2,597
Current operating lease liabilities	24,098	24,600
Other current liabilities	153,824	196,966
Total current liabilities	228,284	259,278

Long-term debt	1,459,856	1,456,184
Operating lease liabilities	33,387	34,235
Other liabilities	28,741	29,084
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2024 and July 31, 2023)	651,349	651,349

Deficit:
Limited partners	(908,048)	(892,717)
General partner	(7,363)	(7,217)
Accumulated other comprehensive income	1,042	1,083
Total deficit	(914,369)	(898,851)
Total liabilities, mezzanine and deficit	$1,487,248	$1,531,279

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
Revenues:
Propane and other gas liquids sales	$490,057	$559,047	$1,413,200	$1,596,777
Other	25,717	28,300	83,464	87,802
Total revenues	515,774	587,347	1,496,664	1,684,579

Costs and expenses:
Cost of sales - propane and other gas liquids sales	240,281	291,826	690,299	852,399
Cost of sales - other	3,195	3,673	11,366	12,692
Operating expense - personnel, vehicle, plant and other	150,629	147,477	454,913	434,572
Operating expense - equipment lease expense	5,275	5,861	15,994	17,471
Depreciation and amortization expense	25,340	23,753	74,179	69,453
General and administrative expense	13,292	16,129	43,313	54,074
Non-cash employee stock ownership plan compensation charge	880	767	2,500	2,212
Loss on asset sales and disposals	130	958	1,847	2,928

Operating income	76,752	96,903	202,253	238,778

Interest expense	(24,685)	(24,297)	(73,205)	(72,483)
Other income, net	1,002	723	3,190	1,732

Earnings before income taxes	53,069	73,329	132,238	168,027

Income tax expense	206	362	659	883

Net earnings	$52,863	$72,967	$131,579	$167,144

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
Net earnings	$52,863	$72,967	$131,579	$167,144
Other comprehensive income (loss):
Change in value of risk management derivatives	(1,180)	(10,621)	(116)	(53,044)
Reclassification of (gains) losses on derivatives to earnings, net	(5,179)	13,450	75	7,378
Other comprehensive (loss) income:	(6,359)	2,829	(41)	(45,666)
Comprehensive income	$46,504	$75,796	$131,538	$121,478

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2023	$(892,717)	$(7,217)	$1,083	$(898,851)
Contributions in connection with non-cash ESOP compensation charges	713	7	—	720
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(17,538)	(345)	—	(17,883)
Other comprehensive loss	—	—	(10,288)	(10,288)
Balance at October 31, 2023	(925,793)	(7,555)	(9,205)	(942,553)
Contributions in connection with non-cash ESOP compensation charges	891	9	—	900
Net earnings allocated to preferred units	(16,250)	—	—	(16,250)
Net earnings	95,787	812	—	96,599
Other comprehensive income	—	—	16,606	16,606
Balance at January 31, 2024	(845,365)	(6,734)	7,401	(844,698)
Contributions in connection with non-cash ESOP compensation charges	871	9	—	880
Distributions	(100,000)	(1,010)	—	(101,010)
Net earnings allocated to preferred units	(16,045)	—	—	(16,045)
Net earnings	52,491	372	—	52,863
Other comprehensive loss	—	—	(6,359)	(6,359)
Balance at April 30, 2024	$(908,048)	$(7,363)	$1,042	$(914,369)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2022	$(918,146)	$(7,987)	$38,307	$(887,826)
Contributions in connection with non-cash ESOP compensation charges	716	7	—	723
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(4,544)	(212)	—	(4,756)
Other comprehensive loss	—	—	(48,973)	(48,973)
Balance at October 31, 2022	(938,225)	(8,192)	(10,666)	(957,083)
Contributions in connection with non-cash ESOP compensation charges	714	8	—	722
Net earnings allocated to preferred units	(16,222)	—	—	(16,222)
Net earnings	98,098	835	—	98,933
Other comprehensive income	—	—	478	478
Balance at January 31, 2023	(855,635)	(7,349)	(10,188)	(873,172)
Contributions in connection with non-cash ESOP compensation charges	760	7	—	767
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(15,590)	—	—	(15,590)
Net earnings	72,387	580	—	72,967
Other comprehensive income	—	—	2,829	2,829
Balance at April 30, 2023	$(848,078)	$(6,762)	$(7,359)	$(862,199)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$131,579	$167,144
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	74,179	69,453
Non-cash employee stock ownership plan compensation charge	2,500	2,212
Loss on asset sales and disposals	1,847	2,928
Provision for expected credit losses	1,518	909
Other	5,719	6,050
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(20,302)	(49,556)
Inventories	6,829	17,374
Prepaid expenses and other current assets	863	(4,560)
Accounts payable	12,350	(8,126)
Accrued interest expense	(21,475)	(22,366)
Other current liabilities	(18,689)	(36,149)
Other assets and liabilities	(1,295)	(2,277)
Net cash provided by operating activities	175,623	143,036

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(16,499)	(24,079)
Capital expenditures	(69,490)	(70,246)
Proceeds from sale of assets	1,969	2,079
Net cash used in investing activities	(84,020)	(92,246)

Cash flows from financing activities:
Distributions to Ferrellgas, Inc.	(1,010)	—
Preferred unit distributions	(49,141)	(48,773)
Distributions to Ferrellgas Partners	(100,000)	(50,000)
Payments on long-term debt	(2,167)	(1,291)
Proceeds from short-term borrowings	—	45,000
Repayments of short-term borrowings	—	(45,000)
Cash paid for principal portion of finance lease liability	(4,459)	(4,935)
Other, net	1,150	—
Net cash used in financing activities	(155,627)	(104,999)

Net change in cash, cash equivalents and restricted cash	(64,024)	(54,209)
Cash, cash equivalents and restricted cash - beginning of period	137,245	158,466
Cash, cash equivalents and restricted cash - end of period	$73,221	$104,257

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note F “Preferred units”), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of April 30, 2024, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the nine months ended April 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2024.

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

No new accounting standards were adopted during the nine months ended April 30, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). In addition to new disclosures associated with the reconciliation of the effective tax rate to the statutory rate, ASU 2023-09 requires information related to taxes paid to be disaggregated for federal and state taxes and further disaggregated for specific jurisdictions to the extent they exceed a quantitative threshold. ASU 2023-09 is effective prospectively with an option for retrospective application for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt ASU 2023-09 as of August 1, 2025. The adoption of this guidance will only impact our disclosures and we do not expect it to have a material impact.

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	April 30, 2024	July 31, 2023
Propane gas and related products	$71,813	$76,996
Appliances, parts and supplies, and other	19,462	21,108
Inventories	$91,275	$98,104

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2024, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 0.6 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	April 30, 2024	July 31, 2023
Broker margin deposit assets	$4,633	$11,939
Other	23,637	17,196
Prepaid expenses and other current assets	$28,270	$29,135

The operating partnership

Prepaid expenses and other current assets consist of the following:

	April 30, 2024	July 31, 2023
Broker margin deposit assets	$4,633	$11,939
Other	23,617	17,174
Prepaid expenses and other current assets	$28,250	$29,113

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	April 30, 2024	July 31, 2023
Accrued interest	$7,536	$29,011
Customer deposits and advances	28,724	36,226
Accrued payroll	28,219	35,075
Accrued insurance	14,997	15,256
Broker margin deposit liability	4,867	6,972
Accrued senior preferred units distributions	16,935	17,452
Other	52,667	57,038
Other current liabilities	$153,945	$197,030

The operating partnership

Other current liabilities consist of the following:

	April 30, 2024	July 31, 2023
Accrued interest	$7,536	$29,011
Customer deposits and advances	28,724	36,226
Accrued payroll	28,219	35,075
Accrued insurance	14,997	15,256
Broker margin deposit liability	4,867	6,972
Accrued senior preferred units distributions	16,935	17,452
Other	52,546	56,974
Other current liabilities	$153,824	$196,966

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
Operating expense - personnel, vehicle, plant and other	$76,612	$78,940	$222,500	$218,956
Depreciation and amortization expense	3,407	3,651	9,902	12,962
Operating expense - equipment lease expense	3,313	3,502	10,321	9,039
Shipping and handling expenses	$83,332	$86,093	$242,723	$240,957

Cash, cash equivalents and restricted cash

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of April 30, 2024 and July 31, 2023 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	April 30, 2024	July 31, 2023
Cash and cash equivalents	$62,862	$126,221
Restricted cash	10,783	11,126
Cash, cash equivalents and restricted cash	$73,645	$137,347

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	April 30, 2024	July 31, 2023
Cash and cash equivalents	$62,438	$126,119
Restricted cash	10,783	11,126
Cash, cash equivalents and restricted cash	$73,221	$137,245

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

Ferrellgas Partners

	For the nine months ended April 30,
	2024	2023
Cash paid for:
Interest	$88,393	$88,865
Income taxes	$495	$713
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,585	$3,435
Change in accruals for property, plant and equipment additions	$1,259	$331
Lease liabilities arising from operating ROU assets	$16,526	$6,254
Lease liabilities arising from finance ROU assets	$3,884	$—
Accrued senior preferred units distributions	$16,935	$16,870

The operating partnership

	For the nine months ended April 30,
	2024	2023
Cash paid for:
Interest	$88,393	$88,865
Income taxes	$477	$708
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,585	$3,435
Change in accruals for property, plant and equipment additions	$1,259	$331
Lease liabilities arising from operating ROU assets	$16,526	$6,254
Lease liabilities arising from finance ROU assets	$3,884	$—
Accrued senior preferred units distributions	$16,935	$16,870

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	April 30, 2024	July 31, 2023
Accounts receivable	$182,177	$163,537
Note receivable	2,500	2,500
Allowance for expected credit losses	(6,514)	(6,658)
Accounts and notes receivable, net	$178,163	$159,379

E.    Debt

Short-term borrowing

Ferrellgas classifies borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of April 30, 2024, we did not have any short-term borrowings. For further discussion, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	April 30, 2024	July 31, 2023
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.3% weighted average interest rate at April 30, 2024 and July 31, 2023, due 2024 to 2029, net of unamortized discount of $1,050 and $1,040 at April 30, 2024 and July 31, 2023, respectively	6,439	6,615
Total debt, excluding unamortized debt issuance and other costs	1,481,439	1,481,615
Unamortized debt issuance and other costs	(18,963)	(22,834)
Less: current portion of long-term debt	2,620	2,597
Long-term debt	$1,459,856	$1,456,184

Senior secured revolving credit facility

The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on May 23, 2023 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. As of April 30, 2024, the operating partnership had no short-term borrowings.

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

In addition to the financial covenants, the Credit Agreement includes covenants that if not met will restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 4.75 to 1.0. As of April 30, 2024, the operating partnership is in compliance with all of its debt covenants.

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

The 2026 Notes and 2029 Notes may be redeemed at the issuers’ option, in whole or in part, at the redemption prices set forth in the indenture governing such notes, plus accrued and unpaid interest. Beginning on April 1, 2025 and April 1, 2026, the 2026 Notes and 2029 Notes, respectively, may be redeemed at par plus accrued and unpaid interest.

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of April 30, 2024, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2024	$425
2025	2,510
2026	652,129
2027	1,210
2028	825,810
Thereafter	405
Total	$1,482,489

Letters of credit outstanding at April 30, 2024 and July 31, 2023 totaled $70.2 and $74.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2024, Ferrellgas had available borrowing capacity under its Credit Facility of $279.8 million. Propane assets subject to lien under the Credit Facility were $60.6 million as of April 30, 2024.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at April 30, 2024 and July 31, 2023, are immaterial to the financial statements.

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

On November 15, 2023, February 15, 2024 and May 15, 2024, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. As of April 30, 2024, the Quarterly Distribution accrued was $16.9 million. The remaining Quarterly Distribution accrual of $1.5 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the nine months ended April 30, 2024, we paid $2.0 million for Additional Amounts payable pursuant to the side letters.

On November 15, 2022, $15.3 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. On February 15, 2023 and May 15, 2023, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. As of April 30, 2023, the Quarterly Distribution accrued was $16.9 million. The remaining Quarterly Distribution accrual of $1.5 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters. Additionally, during the nine months ended April 30, 2023 we paid $1.7 million for Additional Amounts payable pursuant to the side letters.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through April 30, 2024.

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

Class A Units

As of April 30, 2024 and July 31, 2023, Class A Units were beneficially owned by the following:

	April 30, 2024	July 31, 2023
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR.”
(2)	James E. Ferrell was the Chief Executive Officer and President of our general partner and Chairman of the Board of Directors of our general partner through July 31, 2023. Effective August 1, 2023, he became the Executive Chairman of our general partner and the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the nine months ended April 30, 2024 and 2023, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distribution noted below, during the three and nine months ended April 30, 2024.

On April 9, 2024, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $99.9 million to its Class B Unitholders. Ferrellgas Partners made aggregate cash distributions of approximately $49.9 million during the three and nine months ended April 30, 2023. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. See Note M “Net (loss) earnings per unitholders’ interest” for additional information.

Accumulated other comprehensive income (“AOCI”)

See Note J “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2024 and 2023.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2024 and 2023, the general partner made non-cash contributions of $50.0 thousand and $44.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

The operating partnership has recognized the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
Ferrellgas Partners	$100,000	$50,000	$100,000	$50,000
General partner	1,010	—	1,010	—

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

During the nine months ended April 30, 2024 and 2023, the general partner made non-cash contributions of $25.0 thousand and $22.0 thousand, respectively, to the operating partnership to maintain its 1.0101% general partner interest.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
Retail - Sales to End Users	$367,300	$431,538	$1,033,000	$1,195,961
Wholesale - Sales to Resellers	119,739	123,532	368,088	388,154
Other Gas Sales	3,018	3,977	12,112	12,662
Other	25,717	28,300	83,464	87,802
Propane and related equipment revenues	$515,774	$587,347	$1,496,664	$1,684,579

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	April 30, 2024	July 31, 2023
Contract assets	$13,315	$10,263
Contract liabilities
Deferred revenue (1)	$42,305	$51,516
(1)	Of the beginning balance of deferred revenue, $36.9 million was recognized as revenue during the nine months ended April 30, 2024.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2024 and July 31, 2023:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2024:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$5,631	$—	$5,631
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,589)	$—	$(4,589)

July 31, 2023:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$12,165	$—	$12,165
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(11,082)	$—	$(11,082)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the nine months ended April 30, 2024 and the fiscal year ended July 31, 2023.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2024 and July 31, 2023, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,417.1 million and $1,318.9 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2024 and 2023, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as April 30, 2024 and July 31, 2023:

	Final	April 30, 2024
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2025
Commodity derivatives-propane		Price risk management asset	$5,398	Other current liabilities	$4,166
Commodity derivatives-propane		Other assets, net	233	Other liabilities	423
		Total	$5,631	Total	$4,589

	Final	July 31, 2023
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$11,966	Other current liabilities	$9,554
Commodity derivatives-propane		Other assets, net	199	Other liabilities	1,528
		Total	$12,165	Total	$11,082

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2024 and July 31, 2023:

	April 30, 2024
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$4,633	Other current liabilities	$4,867
	Other assets, net	1,225	Other liabilities	502
	Total	$5,858	Total	$5,369

	July 31, 2023
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$11,939	Other current liabilities	$6,972
	Other assets, net	1,965	Other liabilities	—
	Total	$13,904	Total	$6,972

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2024 and 2023 due to derivatives designated as cash flow hedging instruments:

For the three months ended April 30, 2024
Amount of Gain
	Amount of Loss	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(1,180)	Cost of sales - propane and other gas liquids sales	$5,179	$—

For the three months ended April 30, 2023
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(10,621)	Cost of sales - propane and other gas liquids sales	$(13,450)	$—

For the nine months ended April 30, 2024
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(116)	Cost of sales - propane and other gas liquids sales	$(75)	$—

For the nine months ended April 30, 2023
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(53,044)	Cost of sales - propane and other gas liquids sales	$(7,378)	$—

Accumulated other comprehensive income

Ferrellgas Partners

The changes in derivatives included in AOCI for the nine months ended April 30, 2024 and 2023 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2024	2023
Beginning balance attributable to Ferrellgas Partners, L.P.	$1,059	$37,907
Change in value of risk management commodity derivatives	(116)	(53,044)
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	75	7,378
Less: amount attributable to noncontrolling interests	—	(461)
Ending balance attributable to Ferrellgas Partners, L.P.	$1,018	$(7,298)

The operating partnership

The changes in derivatives included in AOCI for the nine months ended April 30, 2024 and 2023 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2024	2023
Beginning balance	$1,083	$38,307
Change in value of risk management commodity derivatives	(116)	(53,044)
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	75	7,378
Ending balance	$1,042	$(7,359)

Ferrellgas expects to reclassify net gains of approximately $1.2 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the nine months ended April 30, 2024 and 2023, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2024, Ferrellgas had financial derivative contracts covering 1.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2024, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2024.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
Operating expense	$79,681	$77,876	$246,904	$233,585

General and administrative expense	$8,435	$7,869	$26,113	$23,528

See additional discussions about transactions with the general partner and related parties in Note G “Equity (Deficit).”

L.    Contingencies and commitments

Litigation

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to the handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations and cash flows, except that management is continuing to evaluate the potential effects of the recent judgement in the EDPA Lawsuit discussed below.

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

On June 7, 2024, the Court entered an Order and Judgment (the “Judgment”) in the EDPA Lawsuit. The Judgment was in favor of all defendants on Eddystone’s alter ego and fiduciary duty claims. Further, the Judgment was in favor of Ferrellgas, L.P. and certain other defendants on Eddystone’s intentional and constructive fraudulent transfer claims. However, on Eddystone’s intentional and constructive fraudulent transfer claims, Judgment was entered against Bridger Energy, LLC in the amount of $0.9 million, Bridger Transportation, LLC in the amount of $1.4 million, and Ferrellgas Partners, L.P. and Bridger in the amount of $169.3 million. Ferrellgas and the other defendants are evaluating the Judgment and considering their options, including their current intent to appeal. Based on advice it has received from counsel regarding its strong grounds for appeal and the technical merits of the appeal, including what they believe to be misapplication of law, at this time management does not believe a loss is probable, as that term is defined in ASC 450-20, nor does it believe a loss is reasonably estimable. We currently estimate the range of possible loss, if any, to be from $0 to the amount of the Judgment, plus post-Judgment interest. As this evaluation is complex and involves many factors, currently we are not able to determine an amount within the foregoing range that is a better estimate than any other amount. Accrual of a loss contingency is not recorded until a loss is determined to be both probable and reasonably estimable.

Long-term debt related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note E “Debt” for a description of these debt obligations and a schedule of future maturities.

M.    Net (loss) earnings per unitholders’ interest

Below is a calculation of the basic and diluted net (loss) earnings per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023

	(in thousands, except per unit amounts)
Net earnings attributable to Ferrellgas Partners, L.P.	$52,766	$72,427	$130,999	$165,982
Less: Distributions to preferred unitholders	16,045	15,590	48,546	48,063
Less: Distributions to Class B unitholders	99,996	49,998	99,996	49,998
Less: Allocation of undistributed net earnings to Class B units	—	—	—	49,653
Less: General partner’s interest in net earnings	527	724	1,310	1,660
Undistributed net (loss) earnings attributable to Class A unitholders	(63,802)	6,115	(18,853)	16,608
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6	4,857.6
Basic and diluted net (loss) earnings per Class A Unit	$(13.13)	$1.26	$(3.88)	$3.42

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

N.    Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements, except for the subsequent event described in Note L “Contingencies and commitments.”

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2024	July 31, 2023
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	42,485	42,207
Accumulated deficit	(43,485)	(43,207)
Total stockholder’s equity (deficit)	—	—
Total liabilities and equity (deficit)	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
General and administrative expense	$225	$225	$278	$657

Net loss	$(225)	$(225)	$(278)	$(657)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(278)	$(657)
Changes in operating assets and liabilities:
Other current liabilities	—	(1,706)
Cash used in operating activities	(278)	(2,363)

Cash flows from financing activities:
Capital contribution	278	2,363
Cash provided by financing activities	278	2,363

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of April 30, 2024, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Partners Finance Corp.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2024	July 31, 2023
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	105,241	104,564
Accumulated deficit	(106,241)	(105,564)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
General and administrative expense	$624	$225	$677	$278

Net loss	$(624)	$(225)	$(677)	$(278)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(677)	$(278)
Cash used in operating activities	(677)	(278)

Cash flows from financing activities:
Capital contribution	677	278
Cash provided by financing activities	677	278

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of April 30, 2024 and July 31, 2023, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021.

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

The Class A Units of Ferrellgas Partners are traded on the OTC Pink Market under the symbol “FGPR.”

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2024 and 2025 sales commitments and, as of April 30, 2024, we have experienced net mark-to-market gains of approximately $1.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2024, we estimate 97% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended April 30, 2024 and 2023

Weather was a driving factor impacting our quarterly results as record heat continued throughout the United States. Propane sales volumes during the three months ended April 30, 2024 decreased 11%, or 24.6 million gallons, compared to the prior year period. We also continue to see business closings and the effects of inflation, which contributed to a 5% decrease in retail customers compared to the prior year period.

During the three months ended April 30, 2024 and 2023, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $52.8 million and $72.4 million, respectively. This $19.6 million decrease was primarily driven by a $19.6 million decrease in gross margin.

Distributable cash flow attributable to equity investors decreased to $77.8 million for the three months ended April 30, 2024 compared to $99.3 million for the prior year period, primarily due to a $19.6 million decrease in gross margin and, after adjusting for a $3.0 million decrease in “Legal fees and settlements related to non-core businesses,” a $3.2 million increase in “Operating, general and administrative expense.”

During the three months ended April 30, 2024, we had a distributable cash flow shortage of $39.8 million compared to a distributable cash flow excess of $31.8 million during the three months ended April 30, 2023. This $71.6 million change was primarily due to a $50.0 million increase in distributions paid to Class B Unitholders and the $21.5 million decrease in distributable cash flow attributable to equity investors noted above.

For the nine months ended April 30, 2024 and 2023

April 2024 marked the 11th-consecutive month of record-high global temperatures according to NOAA data, impacting much of the United States. Propane sales volumes during the nine months ended April 30, 2024 decreased 6%, or 38.2 million gallons, compared to the prior year period.

During the nine months ended April 30, 2024 and 2023, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $131.0 million and $166.0 million, respectively. This $35.0 million decrease was primarily driven by a $24.5 million decrease in gross margin and a $20.3 million increase in “Operating expense – personnel, vehicle, plant and other” which was partially offset by a $10.8 million decrease in “General and administrative expense.”

Distributable cash flow attributable to equity investors decreased to $207.9 million for the nine months ended April 30, 2024 compared to $252.9 million for the prior year period, primarily due to a $47.4 million decrease in Adjusted EBITDA which was partially offset by a decrease of $1.5 million in maintenance capital expenditures.

For the nine months ended April 30, 2024 and 2023, we had a distributable cash flow excess of $55.2 million and $149.7 million, respectively. This $94.5 million decrease was primarily due to a $50.0 million increase in distributions paid to Class B Unitholders and the $45.0 million decrease in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2024	2023	2024	2023
Total revenues	$515,774	$587,347	$1,496,664	$1,684,579

Total cost of sales	243,476	295,499	701,665	865,091

Operating expense - personnel, vehicle, plant and other	150,629	147,477	454,913	434,572
Depreciation and amortization expense	25,340	23,753	74,179	69,453
General and administrative expense	13,305	16,213	43,321	54,161
Operating expense - equipment lease expense	5,275	5,861	15,994	17,471
Non-cash employee stock ownership plan compensation charge	880	767	2,500	2,212
Loss on asset sales and disposals	130	958	1,847	2,928
Operating income	76,739	96,819	202,245	238,691
Interest expense	(24,685)	(24,297)	(73,205)	(72,483)
Other income, net	1,324	852	3,509	1,865
Earnings before income taxes	53,378	73,374	132,549	168,073
Income tax expense	240	367	711	888
Net earnings	53,138	73,007	131,838	167,185
Net earnings attributable to noncontrolling interest	372	580	839	1,203
Net earnings attributable to Ferrellgas Partners, L.P.	$52,766	$72,427	$130,999	$165,982

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

Distributable Cash Flow (Shortage)Excess. Distributable cash flow (shortage) excess is calculated as Distributable cash flow attributable to Class A and B Unitholders minus Distributions paid to Class A and B Unitholders. Distributable cash flow excess, if any, is retained to establish reserves, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand or borrowings under our Credit Facility. Management considers Distributable cash flow (shortage) excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow (shortage) excess, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow (shortage) excess that will not occur on a continuing basis may have associated cash payments. Distributable cash flow (shortage) excess should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow (shortage) excess to Net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and nine months ended April 30, 2024 and 2023:

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2024	2023	2024	2023
Net earnings attributable to Ferrellgas Partners, L.P.	$52,766	$72,427	$130,999	$165,982
Income tax expense	240	367	711	888
Interest expense	24,685	24,297	73,205	72,483
Depreciation and amortization expense	25,340	23,753	74,179	69,453
EBITDA	103,031	120,844	279,094	308,806
Non-cash employee stock ownership plan compensation charge	880	767	2,500	2,212
Loss on asset sales and disposals	130	958	1,847	2,928
Other income, net	(1,324)	(852)	(3,509)	(1,865)
Severance costs	—	—	—	644
Legal fees and settlements related to non-core businesses	323	3,295	1,480	17,274
Business transformation costs (1)	591	—	1,556	—
Net earnings attributable to noncontrolling interest	372	580	839	1,203
Adjusted EBITDA	104,003	125,592	283,807	331,202
Net cash interest expense (2)	(21,240)	(21,426)	(63,411)	(64,297)
Maintenance capital expenditures (3)	(5,383)	(5,208)	(13,952)	(15,415)
Cash paid for income taxes	(136)	(217)	(495)	(713)
Proceeds from certain asset sales	589	591	1,969	2,079
Distributable cash flow attributable to equity investors	77,833	99,332	207,918	252,856
Less: Distributions accrued or paid to preferred unitholders	16,045	15,590	48,546	48,063
Distributable cash flow attributable to general partner and non-controlling interest	(1,557)	(1,986)	(4,159)	(5,056)
Distributable cash flow attributable to Class A and B unitholders	60,231	81,756	155,213	199,737
Less: Distributions paid to Class A and B unitholders (4)	99,996	49,998	99,996	49,998
Distributable cash flow (shortage) excess	$(39,765)	$31,758	$55,217	$149,739
(1)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an Enterprise Resource Planning (“ERP”) system as part of our business transformation initiatives.
(2)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(3)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(4)	The Company did not pay any distributions to Class A unitholders during fiscal 2024 or fiscal 2023.

Operating Results for the three months ended April 30, 2024 and 2023

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2024	2023	Increase (Decrease)
As of April 30,
Retail customers	640,885	672,280	(31,395)	(5)%
Tank exchange selling locations	68,536	61,243	7,293	12%

(amounts in thousands)
Three months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	162,282	182,937	(20,655)	(11)%
Wholesale - Sales to Resellers	47,102	51,015	(3,913)	(8)%
	209,384	233,952	(24,568)	(11)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$367,300	$431,538	$(64,238)	(15)%
Wholesale - Sales to Resellers	119,739	123,532	(3,793)	(3)%
Other Gas Sales (1)	3,018	3,977	(959)	(24)%
Other (2)	25,717	28,300	(2,583)	(9)%
Propane and related equipment revenues	$515,774	$587,347	$(71,573)	(12)%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$198,497	$217,583	$(19,086)	(9)%
Wholesale - Sales to Resellers (1)	51,279	49,638	1,641	3%
Other (2)	22,522	24,627	(2,105)	(9)%
Propane and related equipment gross profit	$272,298	$291,848	$(19,550)	(7)%

Operating, general and administrative expense (4)	$163,934	$163,690	$244	0%
Operating expense - equipment lease expense	5,275	5,861	(586)	(10)%

Operating income	$76,739	$96,819	$(20,080)	(21)%

Depreciation and amortization expense	25,340	23,753	1,587	7%
Non-cash employee stock ownership plan compensation charge	880	767	113	15%
Loss on asset sales and disposals	130	958	(828)	(86)%
Legal fees and settlements related to non-core businesses	323	3,295	(2,972)	(90)%
Business transformation costs (5)	591	—	591	100%
Adjusted EBITDA	$104,003	$125,592	$(21,589)	(17)%
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

Propane sales volumes during the three months ended April 30, 2024 decreased 11%, or 24.6 million gallons, compared to the prior year period. Average temperatures (measured by heating degree days) were 16% warmer than normal (based on NOAA’s ten-year average) and 10% warmer than the prior year period during the three months ended April 30, 2024. As noted above, sales volumes were heavily impacted by continued record heat trends throughout the United States. Additionally, business closings and the effects of inflation, contributed to a 5% decrease in retail customers compared to the prior year period, which also impacted sales volumes.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended April 30, 2024 averaged 3.7% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 1.3% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.84 and $0.81 per gallon during the three months ended April 30, 2024 and 2023, respectively, while the wholesale market price at Conway, Kansas averaged $0.78 and $0.77 per gallon during the three months ended April 30, 2024 and 2023, respectively. However, in the Pacific Northwest region and some of the Mountain region in which we operate, prices averaged $0.48 less per gallon during the three months ended April 30, 2024 compared to the prior year period due to Los Angeles and the Bay Area pricing. These regional pricing differentials accounted for additional decreases in revenue noted below compared to the volume decrease.

Revenues

Retail sales decreased $64.2 million, or 15%, compared to the prior year period. Gallons sold decreased 20.7 million gallons, or 11%, compared to the prior year period. The decline corresponded with the unfavorable weather trends and the customer decrease noted above. Additionally, we will be able to re-deploy assets related to closed businesses for gallon growth occurring in future periods.

Wholesale sales decreased $3.8 million, or 3%, compared to the prior year period. Wholesale gallons sold decreased 3.9 million gallons, or 8%, compared to the prior year period primarily due to a decrease in gallons sold to third parties, which was partially offset by a 3% increase in tank exchange gallons sold. The above average temperatures during the quarter were favorable to our tank exchange business as a surge in consumer demand prompted an early kick-off to the grilling season. Additionally, tank usage increased in areas where the electric grid failed due to the heat. We leveraged our national footprint, supply contacts, and our experienced labor force, executing well against higher-than-normal demand in our tank exchange business. Tank exchange selling locations increased 12% compared to the prior year period as two major accounts accounted for an increase of approximately 5,500 tank exchange selling locations compared to the prior year period.

Other gas sales decreased $1.0 million, or 24%, compared to the prior year period primarily due to a decrease in sales volume.

Other revenues decreased $2.6 million, or 9%, compared to the prior year period. The change was primarily due to decreases of $1.3 million in transport revenue and miscellaneous revenues and fees, respectively.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $17.4 million as the $19.1 million decrease in retail gross margin was partially offset by a $1.6 million increase in wholesale gross margin. The overall change was driven by a $69.0 million decrease in revenue, which was partially offset by a $51.5 million decrease in cost of sales primarily due to weather-related volume decreases, as discussed above. Margin per gallon for the period increased by $0.05, or 4%, compared to the prior year period. The increase was primarily due to segment mix, our Platinum Plus fixed cost program for residential customers and national account pricing improvement.

Gross margin - other

Gross margin decreased $2.1 million, or 9%, compared to the prior year period.

Operating income

Operating income decreased $20.1 million primarily due to the decrease of $19.6 million decrease in gross margin noted above. The $0.2 million increase in “Operating, general and administrative expense” is comprised of a $3.2 million increase in “Operating expense – personnel, vehicle, plant and other” and a $2.9 million decrease in “General and administrative expense.” The $3.2 million increase in “Operating expense – personnel, vehicle, plant and other” was primarily due to a $2.6 million increase in personnel expense, which consisted of a $5.2 million increase in medical claims paid, partially offset by a $2.6 million decrease in incentive accruals. Our experienced operations professionals appropriately responded to the weather anomaly as they managed expenses in all areas of operations, including driving fleet expenses down by over 8% when compared to prior year. Lower legal costs compared to the prior year period drove the $2.9 million decrease in “General and administrative expense.”

Adjusted EBITDA

Adjusted EBITDA decreased $21.6 million primarily due to a $19.6 million decrease in gross margin, primarily related to warmer than normal weather, and a $3.2 million increase in “Operating expense – personnel, vehicle, plant and other” as described above.

Operating Results for the nine months ended April 30, 2024 and 2023

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2024	2023	Increase (Decrease)
As of April 30,
Retail customers	640,885	672,280	(31,395)	(5)%
Tank exchange selling locations	68,536	61,243	7,293	12%

(amounts in thousands)
Nine months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	479,776	514,995	(35,219)	(7)%
Wholesale - Sales to Resellers	152,845	155,829	(2,984)	(2)%
	632,621	670,824	(38,203)	(6)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,033,000	$1,195,961	$(162,961)	(14)%
Wholesale - Sales to Resellers	368,088	388,154	(20,066)	(5)%
Other Gas Sales (1)	12,112	12,662	(550)	(4)%
Other (2)	83,464	87,802	(4,338)	(5)%
Propane and related equipment revenues	$1,496,664	$1,684,579	$(187,915)	(11)%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$562,108	$588,612	$(26,504)	(5)%
Wholesale - Sales to Resellers (1)	160,793	155,766	5,027	3%
Other (2)	72,098	75,110	(3,012)	(4)%
Propane and related equipment gross profit	$794,999	$819,488	$(24,489)	(3)%

Operating, general and administrative expense (4)	$498,234	$488,733	$9,501	2%
Operating expense - equipment lease expense	15,994	17,471	(1,477)	(8)%

Operating income	$202,245	$238,691	$(36,446)	(15)%

Depreciation and amortization expense	74,179	69,453	4,726	7%
Non-cash employee stock ownership plan compensation charge	2,500	2,212	288	13%
Loss on asset sales and disposals	1,847	2,928	(1,081)	(37)%
Legal fees and settlements related to non-core businesses	1,480	17,274	(15,794)	(91)%
Business transformation costs (5)	1,556	—	1,556	100%
Severance costs	—	644	(644)	(100)%
Adjusted EBITDA	$283,807	$331,202	$(47,395)	(14)%
(1)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(2)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(3)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(4)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(5)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an ERP system as part of our business transformation initiatives.

Propane sales volumes during the nine months ended April 30, 2024 decreased 6%, or 38.2 million gallons, compared to the prior year period. Average temperatures (measured by heating degree days) were 10% warmer than normal (based on NOAA’s ten-year average) and 5% warmer than the prior year during the nine months ended April 30, 2024.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the nine months ended April 30, 2024 averaged 12.8% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 16.3% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.75 and $0.86 per gallon during the nine months ended April 30, 2024 and 2023, respectively, while the wholesale market price at Conway, Kansas averaged $0.72 and $0.86 per gallon during the nine months ended April 30, 2024 and 2023, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon.

Revenues

Retail sales decreased $163.0 million, or 14%, compared to the prior year period. Gallons sold decreased 35.2 million gallons, or 7%, compared to the prior year period. The decline corresponded with the decreases in the wholesale sales price per gallon as well as weather conditions across the nation, both as described above.

Wholesale sales decreased $20.1 million, or 5%, compared to the prior year period corresponding to the decrease in sales price per gallons noted above. Wholesale gallons sold decreased 3.0 million gallons, or 2%, compared to the prior year period.

Other revenues decreased $4.3 million, or 5%, compared to the prior year period. The change was primarily driven by a $2.4 million decrease in miscellaneous revenue and fees, predominantly related to the decrease in gallons sold, and a $1.6 million decrease related to the sale of appliances and parts.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $21.5 million primarily due to a $183.6 million decrease in revenue, which was partially offset by a $162.1 million decrease in cost of sales as a result of decreases in price per gallon and weather-related volume decreases, both as discussed above, in addition to an $8.0 million decrease in Blue Rhino capital expenditures primarily due to supply chain improvements and inventory turn improvements. These decreases impacted both the revenue and cost of product changes for the period. Margin per gallon for the period increased by $0.03, or 3%, compared to the prior year period. The increase was primarily due to segment mix, our Platinum Plus fixed cost program for residential customers and national account pricing improvement.

Gross margin - other

Gross margin decreased $3.0 million, or 4%, compared to the prior year period.

Operating income

Operating income decreased $36.4 million, or 15%, primarily due to the $24.5 million decrease in gross margin noted above, a $9.5 million increase in “Operating, general and administrative expense,” and a $4.7 million increase in “Depreciation and amortization expense.”

The $9.5 million increase in “Operating, general and administrative expense” was comprised of a $20.3 million increase in “Operating expense – personnel, vehicle, plant and other” partially offset by a $10.8 million decrease in “General and administrative expense.” The $20.3 million increase in “Operating expense – personnel, vehicle, plant and other” was primarily due to an $11.4 million increase in personnel expense and a $6.4 million increase in vehicle repairs and maintenance costs. The $11.4 million increase in personnel expense primarily consisted of a $9.4 million increase in medical claims paid and a net $2.0 million increase in payroll costs.

A decrease of $15.8 million in legal costs compared to the prior year period drove the majority of the $10.8 million decrease in “General and administrative expense.” This decrease was partially offset by a $5.0 million increase related to $2.0 million for our ongoing ERP system implementation in addition to other miscellaneous expense.

Adjusted EBITDA

Adjusted EBITDA decreased $47.4 million primarily due to the $24.5 million decrease in gross margin noted above and, after adjusting for a $15.8 million decrease in “Legal fees and settlements related to non-core businesses,” a $25.3 million increase in “Operating, general and administrative expense.” The $25.3 million increase consists of a $20.3 million increase in “Operating expense – personnel, vehicle, plant and other” and a $5.0 million increase in “General and administrative expense,” both as described above.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. The operating partnership, the general partner and certain of the operating partnership’s subsidiaries are parties to a credit agreement, dated March 30, 2021, as amended on May 23, 2023 (the “Credit Agreement”), which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. For additional discussion, see Note E “Debt” in the notes to our condensed consolidated financial statements.

As of April 30, 2024, our total liquidity was $342.7 million, which was comprised of $62.9 million in unrestricted cash and $279.8 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of April 30, 2024, letters of credit outstanding totaled $70.2 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of April 30, 2024, we had $10.8 million of restricted cash consisting of a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended April 30, 2024 to the twelve months ended January 31, 2024 is as follows (in thousands):

	Distributable	Cash reserves (deficiency)	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Nine months ended April 30, 2024	$207,918	$159,372	$48,546
Fiscal 2023	254,364	190,050	64,314
Less: Nine months ended April 30, 2023	252,856	204,793	48,063
Twelve months ended April 30, 2024	$209,426	$144,629	$64,797	3.2x

Twelve months ended January 31, 2024	230,925	166,583	64,342	3.6x
Change	$(21,499)	$(21,954)	$455	(0.4)x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended April 30, 2024, distributable cash flow attributable to equity investors decreased $21.5 million compared to the twelve months ended January 31, 2024, due to a decrease in Adjusted EBITDA primarily attributable to lower propane sales due to warmer than normal weather. As of April 30, 2024, the accrued quarterly distribution to Preferred Unitholders was $16.9 million. We paid $15.4 million of this distribution on May 15, 2024. The remaining $1.5 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the nine months ended April 30, 2024 and 2023, we paid $2.0 million and $1.7 million, respectively, for Additional Amounts payable pursuant to the side letters.

We did not pay any cash distributions to our Class A Unitholders or the general partner during fiscal 2024 or fiscal 2023, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distribution noted below, during the three and nine months ended April 30, 2024. On April 9, 2024, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $99.9 million to its Class B Unitholders. Ferrellgas Partners made aggregate cash distributions of approximately $49.9 million during the three and nine months ended April 30, 2023. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Cash reserves, which we utilize to meet future anticipated expenditures, were $144.6 million and $166.6 million for the twelve months ended April 30, 2024 and January 31, 2023, respectively.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $175.9 million and $143.2 million for the nine months ended April 30, 2024 and 2023, respectively. The $32.7 million increase in cash provided by operating activities was primarily due to a $39.3 million decrease in working capital requirements, a $17.4 million decrease in requirements for other current liabilities, and a $5.4 million decrease in requirements for prepaid expenses. These changes were partially offset by a $31.1 million decrease in cash flow from operations.

The $39.3 million decrease in working capital requirements was primarily due to a $29.3 million decrease in requirements for accounts and notes receivable, net and a $20.5 million decrease in requirements for accounts payable. These decreases were partially offset by an increase of $10.5 million in inventory requirements. The $17.4 million decrease in net cash requirements for other current liabilities was primarily driven by increases in payroll and other related costs and sales tax liabilities. These changes were partially offset by a decrease in the broker margin deposit liability.

The $31.1 million decrease in cash flow from operations was primarily due to a $24.5 million decrease in gross profit and a $20.3 million increase in “Operating expense – personnel, vehicle, plant and other,” which was partially offset by a $10.8 million decrease in “General and administrative expense.”

The operating partnership

Net cash provided by operating activities was $175.6 million and $143.0 million for the nine months ended April 30, 2024 and 2023, respectively. The $32.6 million increase in cash provided by operating activities was primarily due to a $39.3 million decrease in working capital requirements, a $17.5 million decrease in requirements for other current liabilities, and a $5.4 million decrease in requirements for prepaid expenses. These changes were partially offset by a $31.4 million decrease in cash flow from operations.

The $39.3 million decrease in working capital requirements was primarily due to a $29.3 million decrease in requirements for accounts and notes receivable, net and a $20.5 million decrease in requirements for accounts payable. These decreases were partially offset by an increase of $10.5 million in inventory requirements. The $17.5 million decrease in net cash requirements for other current liabilities was primarily driven by increases in payroll and other related costs and sales tax liabilities. These changes were partially offset by a decrease in the broker margin deposit liability.

The $31.4 million decrease in cash flow from operations was primarily due to a $24.5 million decrease in gross profit and a $20.3 million increase in “Operating expense – personnel, vehicle, plant and other,” which was partially offset by a $10.8 million decrease in “General and administrative expense.”

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

Net cash used in investing activities was $84.0 million and $92.2 million for the nine months ended April 30, 2024 and 2023, respectively. The $8.2 million decrease in net cash used in investing activities was primarily due to a $7.6 million decrease in “Business acquisitions, net of cash acquired.” We had one acquisition during the nine months ended April 30, 2024 compared to four acquisitions during the nine months ended April 30, 2023.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $155.6 million and $105.0 million for the nine months ended April 30, 2024 and 2023, respectively. The $50.6 million increase in cash used in financing activities was primarily due to an increase of $50.0 million in distributions to Class B unitholders.

Letters of credit outstanding at April 30, 2024 and July 31, 2023 totaled $70.2 and $74.0 million, respectively, and were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2024, we had available borrowing capacity under our Credit Facility of $279.8 million. Propane assets subject to lien under the Credit Facility were $60.6 million as of April 30, 2024.

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

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. On April 9, 2024, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $99.9 million to its Class B Unitholders for the three and nine months ended April 30, 2024. Ferrellgas Partners made aggregate cash distributions of approximately $49.9 million during the three and nine months ended April 30, 2023. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. See Note M “Net (loss) earnings per unitholders’ interest” for additional information. These distributions to Class B Unitholders were made without making any distribution to Class A Unitholders and the general partner. See “Risk Factors —Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution” in our Annual Report on Form 10-K for fiscal 2023.

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the nine months ended April 30, 2024 and 2023, except for the distributions to Class B Unitholders described above and a $1.0 million distribution to the general partner, made in conjunction with the Class B distribution noted below, during the three and nine months ended April 30, 2024.

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

As of April 30, 2024, the Quarterly Distribution accrued was $16.9 million. During Fiscal 2024, three quarterly payments of $15.4 million relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $1.5 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the nine months ended April 30, 2024, we paid $2.0 million for Additional Amounts payable pursuant to the side letters.

As of April 30, 2023, the Quarterly Distribution accrued was $16.9 million. During Fiscal 2023, one quarterly payment of $15.3 million and two quarterly payments of $15.4 million relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrued of $1.5 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters. Additionally, during the nine months ended April 30, 2023, we paid $1.7 million for Additional Amounts payable pursuant to the side letters.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders or the general partner during fiscal 2024 or fiscal 2023, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distribution during the three and nine months ended April 30, 2024.

Fiscal 2024

On April 9, 2024, Ferrellgas Partners paid a cash distribution to holders of the Class B Units in the amount of $76.92 per Class B Unit or approximately $99.9 million in the aggregate.

On March 15, 2024, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $99.9 million, which Ferrellgas Partners used to pay the April 9, 2024 distribution to its Class B Unitholders described above.

Fiscal 2023

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

The operating partnership paid cash distributions for the three and nine months ended April 30, 2024 and 2023 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $273.0 million for the nine months ended April 30, 2024, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the nine months ended April 30, 2024 and 2023, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of April 30, 2024, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2023. For additional information regarding our debt obligations, see Note E “Debt” to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2024. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2024 and July 31, 2023 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $5.5 million and $9.5 million as of April 30, 2024 and July 31, 2023, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $70.2 million and $74.0 million as of April 30, 2024 and July 31, 2023, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2023. During the nine months ended April 30, 2024, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of April 30, 2024.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2024, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2024, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

During the quarter ended April 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 18, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 18, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 18, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 18, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)