Form 10-K
period 2024-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2024-09-27
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2024
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the OTC Pink Market on such date, was approximately $27,519,061. There is no aggregate market value of the common equity of Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2024, the registrants had common units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended July 31, 2024 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

FERRELLGAS PARTNERS, L.P.

FERRELLGAS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS FINANCE CORP.

For the fiscal year ended July 31, 2024

FORM 10-K ANNUAL REPORT

			Page
PART I			4
ITEM	1.	BUSINESS	6
ITEM	1A.	RISK FACTORS	15
ITEM	1B.	UNRESOLVED STAFF COMMENTS	31
ITEM	1C.	CYBERSECURITY	31
ITEM	2.	PROPERTIES	32
ITEM	3.	LEGAL PROCEEDINGS	33
ITEM	4.	MINE SAFETY DISCLOSURES	33
PART II			33
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM	6.	RESERVED	34
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	54
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	54
ITEM	9A.	CONTROLS AND PROCEDURES	54
ITEM	9B.	OTHER INFORMATION	55
PART III			56
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	56
ITEM	11.	EXECUTIVE COMPENSATION	63
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	69
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	70
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	72
PART IV			E-1
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	E-1
ITEM	16.	FORM 10-K SUMMARY	E-6

PART I

References and Defined Terms

In this Annual Report on Form 10-K:

●	“us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” refers to Ferrellgas, Inc.;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
●	“Board of Directors” or “Board” refers to the board of directors of our general partner, except where the context indicates otherwise;
●	“GAAP” refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Class A Units” refers to the Class A Units of Ferrellgas Partners, one of which was issued for every twenty of Ferrellgas Partners’ then-outstanding common units in a 1-for-20 reverse unit split effected on March 30, 2021;
●	“Class B Units” refers to the Class B Units of Ferrellgas Partners;
●	“Preferred Units” refers to the Senior Preferred Units of the operating partnership;
●	“Unitholders” or “unitholders” refers to holders of Class A Units, holders of Class B Units or holders of Preferred Units, as indicated or as the context requires for each such reference; and
●	references to any fiscal year are to the fiscal year ended or ending on July 31 of the applicable year.

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
●economic and political instability, particularly in areas of the world tied to the energy industry; including the ongoing conflicts between Russia and Ukraine and in the Middle East;
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

Business

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2024 and a leading national provider of propane by portable tank exchange.

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

As of July 31, 2024, approximately 69% of our residential customers utilize our equipment, while the remainder own their tanks. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

In our past three fiscal years, our total annual propane sales volumes in gallons were:
Propane
sales volumes
Fiscal year ended	(in millions)
July 31, 2024	764
July 31, 2023	808
July 31, 2022	831

In fiscal 2024, no one customer accounted for 10% or more of our consolidated revenues.

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

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2024, ten suppliers accounted for approximately 59% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of sales – propane and other gas liquids sales” in our consolidated statements of operations.

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

Based upon industry publications propane accounts for approximately 5% of energy consumption in the United States, a level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and urban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2024, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 802 propane distribution locations in the United States as of July 31, 2024 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 49 service centers and 802 service units as of July 31, 2024. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

With respect to the sale and distribution of propane, we are subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) under its Hazard Communication Standard (“HCS”), which requires preparation and maintenance of safety data sheets, hazard labeling on products, and other worker protections that must be available and provided to applicable parties.

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

Governmental Regulation - Climate Change Legislation

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. In addition to the California Low Carbon Fuel Standard, other states in recent years have passed or attempted to pass laws regulating GHG emissions, including initiatives like the Washington Cap and Invest Program and the New York Climate Leadership and Community Protection Act. The impact of any such legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance.

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

Employees

At July 31, 2024, our general partner had 3,926 full-time employees in the following areas:

Propane field operations	3,608
Centralized corporate functions	318
Total	3,926

Less than one percent of these employees are represented by an aggregate of four different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

Diversity and Inclusion

We treat each other with respect and value each individual’s unique perspective and background. We are committed to a culture where everyone belongs and diversity and inclusion drives business results. Diversity of management is crucial to our ongoing success to manage our business. As of July 31, 2024, females and minority ethnic groups represented the following:

	Ferrellgas Overall	Ferrellgas Leadership (1)
Females	21.2%	22.6%
Minority ethnic groups	24.4%	12.1%
Total	42.1%	32.5%
(1)	Represents all management levels.

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

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. (the “Partners Finance Corp.”) has nominal assets, has no employees other than officers and does not conduct any operations but has previously served and may in the future serve as a co-issuer and co-obligor for debt securities issued by Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership may be able to invest in debt securities of Ferrellgas Partners because the Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of the Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B “Contingencies and Commitments” to the Partners Finance Corp.’s financial statements. As of July 31, 2024, Ferrellgas Partners had no debt securities outstanding, and the Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

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

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2024, approximately 54% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance or condition. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our financial performance or condition. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to partially correlate with crude oil and natural gas prices. Heightened levels of uncertainty related to the ongoing conflicts between Russia and Ukraine and those in the Middle East, in particular, may lead to additional economic sanctions by the U.S. and the international community and could further disrupt financial and commodities markets. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting and selling of propane. However, sudden and sharp increases in wholesale propane prices cannot be passed on to customers with which we have contracted pricing arrangements. Therefore, we are exposed to the risk of increased wholesale propane prices and reduced profit margins on the percentage of our contractual commitments that are not immediately hedged with an offsetting propane purchase commitment. If we were to experience sudden and sharp propane price decreases, our customers may not fulfill their obligations to purchase propane from us at their previously contracted price per gallon, and we may not be able to sell the related hedged or fixed price propane at a profitable sales price per gallon in the then-current pricing environment.

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

Through our supply procurement activities, we purchased approximately 59% of our propane from ten suppliers during fiscal 2024. During extended periods of colder-than-normal weather, these suppliers or other suppliers in one or more of the areas in which we operate could temporarily run out of propane, necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted, certain suppliers were to default or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

There continues to be concern, both nationally and internationally, about climate change and the contribution of GHG emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, as new climate change laws and regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. Numerous proposals have been made and are likely to continue to be made at the national, regional and state levels of government to monitor and limit GHG emissions. These efforts include cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that limit GHG emissions from certain sources. In September 2023, California passed legislation requiring mandatory reporting for specific climate-related data, including disclosure of Scope 1 and Scope 2 GHG emissions, beginning in 2026, and Scope 3 GHG emissions, beginning in 2027, for the prior fiscal year. This legislation, which applies to all public and private U.S. companies doing business in California that meet a specific annual revenue threshold, also requires public disclosure of an entity's climate related financial risk and those measures taken to reduce and adapt to such risk. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. In March 2024, the SEC responded to the increase in GHG emissions-based regulatory activity through the issuance of Final Rule 33-11275 - The Enhancement and Standardization of Climate-Related Disclosures for Investors. The ruling introduced requirements for disclosure of specific climate-related data, including those Scope 1 and Scope 2 GHG emissions, outlined above, in registrants' registration statements and periodic reports. In April 2024, the SEC issued an order staying the Final Rule, with the stay to remain in place until the finalization of ongoing litigation in federal courts that challenges the SEC's authority for adoption. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.

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

The U.S. Environmental Protection Agency (the “EPA”) has determined that carbon dioxide and other GHGs are regulated pollutants under the Clean Air Act. EPA has attempted to regulate carbon dioxide and other GHG emissions several times during recent administrations, including through the Clean Power Plan and the Affordable Clean Energy rules. Those rules have been vacated by the U.S. Supreme Court and the D.C. Circuit, respectively.  In May 2024, EPA promulgated new rules for GHG emissions from new, modified, and reconstructed fossil fuel-fired electric generating units and formally repealed the Affordable Clean Energy rule. Several states and industry groups filed suit to challenge the lawfulness of the new GHG rule in the Court of Appeals for the D.C. Circuit, which denied the petitioners’ motion to stay the effectiveness of the rule.  We cannot predict the outcome of litigation over the rule, nor can we predict at this time the effects that the implementation of the rule will have on our financial position or the costs of our business’s operations. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The Inflation Reduction Act contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives and impact demand for propane. Propane competes with electricity, among other alternative fuels, and to the extent the cost of production and delivery is reduced for electricity and other alternative fuel sources with which we compete, we may experience reduced demand for our propane. The ultimate impact on propane demand and our business is uncertain and may change as implementation of the Inflation Reduction Act moves forward. We cannot predict the effect that the development of alternative energy sources and related laws might have on our financial position or results of operations.

Economic and political conditions may harm the energy business disproportionately to other industries.

Deteriorating regional and global economic and political conditions, including U.S. sanctions on Iran oil exports and conflict, unrest and economic instability in oil producing countries and regions, and the ongoing conflicts between Russia and Ukraine and those in the Middle East, may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may impair our ability to effectively market or acquire propane or impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

We are subject to operating and litigation risks, and related costs or liabilities may not be covered by insurance.

We are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane. These operations face an inherent risk of exposure to general liability claims in the event that they result in injury or destruction of property. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. As described in more detail in Note P “Contingencies and Commitments” to our consolidated financial statements, on June 7, 2024, a Judgment was entered against Bridger Energy, LLC in the amount of $0.9 million, Bridger Transportation, LLC in the amount of $1.4 million, and Ferrellgas Partners, L.P. and Bridger Logistics, LLC in the amount of $169.3 million. We and the other defendants filed a notice of appeal on July 3, 2024. We currently estimate the range of possible loss, if any, to be from $0 to the amount of the Judgment, plus post-Judgment interest. As this evaluation is complex and involves many factors, currently we are not able to determine an amount within the foregoing range that is a better estimate than any other amount. The litigation described above is not covered by insurance. Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in our industry or in the energy industry generally may cease to do so or substantially increase premiums. Although we maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

A significant increase in motor fuel prices may adversely affect our profits.

Motor fuel is a significant operating expense for us in connection with the purchase and delivery of propane to our customers. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, including impacts from the ongoing conflicts between Russia and Ukraine and those in the Middle East, supply and demand for oil, gas, and refined fuels, actions by oil and gas producers, actions by motor fuel refiners, conflict, unrest or economic instability in oil producing countries and regions, regional production patterns and weather conditions. We may not be able to pass any increases in motor fuel prices on to our customers. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

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

There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between jurisdictions. For example, the California Consumer Privacy Act (“CCPA”) limits how we may collect and use personal data, in addition to imposing severe statutory damages and providing consumers with a private right of action for certain data breaches. The California Privacy Rights Act (“CPRA”) amends and expands the CCPA, providing consumers with additional rights with respect to their personal data and establishing a regulatory agency dedicated to enforcing compliance. Other states have enacted similar privacy legislation with additional states planning to adopt their own legislation going forward. The effects of the CCPA and CPRA and other states’ data privacy laws are potentially far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. It remains unclear how various provisions will be interpreted and enforced. Data privacy laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

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

The Company has maintained constructive relationships with the lenders under our Credit Facility and is actively working on extending the maturity date for the Credit Facility. External advisors have been engaged to assist in this process in addition to evaluating other options related to our debt maturities and capital structure. Management has internal approvals necessary for a Credit Facility extension.

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

In September 2024, the operating partnership’s corporate rating was downgraded from B1 to B2 by Moody’s Investors Service (“Moody’s”). Our senior unsecured notes were downgraded from a B2 to a B3 rating by Moody’s. Any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the OpCo Notes or other debt securities is subsequently lowered or withdrawn for any reason, you may not be able to resell such debt securities without a substantial discount.

Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.

The Indentures and the Credit Agreement contain, and any agreement that will govern debt incurred by us in the future may contain, various covenants that limit our ability to take certain actions as described in Note H “Debt” to the consolidated financial statements included elsewhere herein. These covenants also limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note I “Preferred units” for a discussion of limitations related to distributions. Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. For additional discussion, see Note H “Debt” in the notes to our consolidated financial statements.

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

Matters in which, and reasons that, such conflicts of interest may arise include:

●	we do not have any employees and rely solely on employees of our general partner and its affiliates;
●	under the terms of the partnership agreements of Ferrellgas Partners and the operating partnership, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in providing employees to the operating partnership and rendering corporate staff and support services to us;

●	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;
●	neither the partnership agreements of Ferrellgas Partners and the operating partnership nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arm’s-length negotiations;
●	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;
●	the partnership agreements of Ferrellgas Partners and the operating partnership permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;
●	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations against itself or such affiliates;
●	our general partner may exercise its limited right to call for and purchase Class A Units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;
●	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;
●	our general partner and its affiliates have no obligation to present business opportunities to us;
●	our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however, our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and
●	James E. Ferrell was the Chief Executive Officer and President of our general partner and the Chairman of the Board of Directors of our general partner through July 31, 2023. In fiscal 2024, he was the Executive Chairman of the Board of Directors of our general partner. Effective August 5, 2024, he was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. Mr. Ferrell owns other companies with whom we may, from time to time, conduct transactions in the ordinary course of our business. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer or director of our general partner, including with respect to our relationship and conduct of business with any of Mr. Ferrell’s companies.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

The Company has cybersecurity risk management processes in place intended to protect the confidentiality, integrity, and availability of our critical infrastructure, systems and information. Our cybersecurity risk management is integrated into the Company’s enterprise risk management strategy. Our information technology security team works in partnership with internal auditors and external consultants in the identification, evaluation, and management of cybersecurity risks. We also have processes in place designed to evaluate potential risks associated with third-party service providers. Our cybersecurity program is aligned with the National Institute of Standards and Technology Cybersecurity Framework and includes an incident response plan. Additionally, we have business continuity and disaster recovery plans in place to prepare for any potential disruptions. With respect to our employees, we provide training for personnel regarding cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information on cybersecurity-related risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our executive management team, including our Chief Executive Officer and Chief Financial Officer, works with our information technology security team to assess and manage our overall risk exposure. The Audit Committee of our Board of Directors oversees those efforts and receives reports from the executive management team periodically, as appropriate.

ITEM 2.      PROPERTIES.

We own or lease the following transportation equipment at July 31, 2024:

	% Owned	% Leased	Approximate Total
Truck tractors	52%	48%	112
Propane transport trailers	98%	2%	147
Portable tank delivery trucks	37%	63%	666
Portable tank exchange delivery trailers	85%	15%	337
Bulk propane delivery trucks	49%	51%	1,485
Pickup and service trucks	61%	39%	954
Passenger vehicles	58%	42%	163
Other trailers	99%	1%	223
Railroad tank cars	—%	100%	27

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. At July 31, 2024, our propane distribution locations were comprised of 49 service centers and 802 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 128 company-owned distributors and 4 independently-owned distributors at July 31, 2024. In addition, we had 12 company-owned portable tank exchange production facilities at July 31, 2024.

We owned approximately 48.4 million gallons of propane storage capacity at our propane distribution locations at July 31, 2024. We owned our land and buildings in the local markets of approximately 64% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2024.

We owned approximately 0.7 million propane tanks at July 31, 2024, most of which are located on customer property and rented to those customers. We also owned approximately 4.3 million portable propane cylinders at July 31, 2024, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2024, we leased approximately 37.9 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

At July 31, 2024, we leased 54,691 square feet of office space at our corporate headquarters in the Kansas City metropolitan area.

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

As of August 31, 2024, we had 363 Class A Unitholders of record. That Class A Unitholder figure does not include a substantially greater number of holders who are “street name” or beneficial holders and whose units are held of record by banks, brokers, and other institutions.

Distributions by Ferrellgas Partners

We have not paid any distributions to its Class A Unitholders or the general partner during fiscal 2024, 2023 and 2022, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distributions during the year ended July 31, 2024. Ferrellgas Partners made aggregate cash distributions of approximately $99.9 million,  $49.9 and $100.0 million to its Class B Unitholders during the years ended July 31, 2024, 2023 and 2022, respectively.

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

Recent Sales of Unregistered Equity Securities

There were none during fiscal 2024.

Purchases of Equity Securities

There were none during the fourth quarter of fiscal 2024.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Partners Finance Corp. or Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest (other than the limited partner interests represented by the Preferred Units), in the operating partnership. All of the common equity of Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Partners Finance Corp. or Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2024, there were no issuances of equity securities of the operating partnership, Partners Finance Corp. or Finance Corp.

Neither Partners Finance Corp. nor Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2024, 2023 or 2022. For information regarding distributions by the operating partnership to its partners see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” and Note I “Preferred units” and Note J “Equity (Deficit)” in the notes to the consolidated financial statements included elsewhere herein.

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

Recent developments

In response to a judgment related to litigation, described in Note P “Contingencies and commitments” to the consolidated financial statements, the operating partnership guaranteed the issuance of an aggregate $124.5 million in letters of credit under its Credit Facility to surety providers for a $190.0 million appeal bond posted on behalf of Ferrellgas Partners in July 2024. See Note H “Debt” for additional information related to the Credit Facility.

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

Propane operations and related equipment sales

Based on our propane sales volumes in fiscal 2024, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2024 and 2025 sales commitments and, as of July 31, 2024, we have experienced net mark-to-market gains of approximately $2.1 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2024, we estimate 87% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

For the years ended July 31, 2024 and 2023

We recognized net earnings attributable to Ferrellgas Partners, L.P. of $110.2 million and $136.9 million during fiscal 2024 and 2023, respectively. The $26.7 million decrease was primarily driven by:

●	a $24.1 million decrease in “Gross margin,” as a 5% decrease in gallons sold was driven by weather that was 4% warmer in fiscal 2024 than fiscal 2023 and wholesale prices averaged less in fiscal 2024;
●	an increase of $24.1 million in “Operating expenses – personnel, vehicle, plant and other,” consisting of increases of $13.1 million in personnel expense, $5.6 million in vehicle expense, and $5.4 million in plant and other costs;
●	an increase of $5.1 million in “Depreciation and amortization expense;” and partially offset by the following:

●	a decrease of $20.4 million in “General and administrative expense,” primarily related to lower legal costs; and
●	a decrease of $2.9 million in “Loss on asset sale and disposal.”

Distributable cash flow attributable to equity investors decreased to $212.3 million in fiscal 2024 compared to $254.4 million in fiscal 2023. The $42.1 million decrease was primarily due to a $42.8 million decrease in Adjusted EBITDA.

Distributable cash flow excess was $43.2 million in fiscal 2024 as compared to $135.0 million in fiscal 2023. The $91.8 million decrease was primarily due to an increase of $50.0 million in distributions paid to Class B unitholders and the $42.1 million decrease in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Year ended July 31,
(amounts in thousands)	2024	2023
Total revenues	$1,837,116	$2,026,465

Total cost of sales	853,971	1,019,270

Operating expense - personnel, vehicle, plant and other	601,602	577,520
Depreciation and amortization expense	98,471	93,370
General and administrative expense	50,339	70,738
Operating expense - equipment lease expense	21,585	23,252
Non-cash employee stock ownership plan compensation charge	3,234	2,935
Loss on asset sales and disposals	2,819	5,691
Operating income	205,095	233,689
Interest expense	(98,223)	(97,712)
Other income, net	4,491	2,625
Earnings before income taxes	111,363	138,602
Income tax expense	686	981
Net earnings	110,677	137,621
Net earnings attributable to noncontrolling interest	461	740
Net earnings attributable to Ferrellgas Partners, L.P.	$110,216	$136,881

Non-GAAP Financial Measures

In this Annual Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income, net,  severance costs, legal fees and settlements related to non-core businesses, acquisition and related costs, business transformation costs, and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the fiscal years indicated:

	Year ended July 31,
(amounts in thousands)	2024	2023
Net earnings attributable to Ferrellgas Partners, L.P.	$110,216	$136,881
Income tax expense	686	981
Interest expense	98,223	97,712
Depreciation and amortization expense	98,471	93,370
EBITDA	307,596	328,944
Non-cash employee stock ownership plan compensation charge	3,234	2,935
Loss on asset sales and disposals	2,819	5,691
Other income, net	(4,491)	(2,625)
Severance costs	—	644
Legal fees and settlements related to non-core businesses	2,990	21,751
Acquisition and related costs (1)	2,169	—
Business transformation costs (2)	2,610	2,088
Net earnings attributable to noncontrolling interest	461	740
Adjusted EBITDA	317,388	360,168
Net cash interest expense (3)	(85,045)	(86,695)
Maintenance capital expenditures (4)	(21,689)	(20,169)
Cash paid for income taxes	(699)	(1,092)
Proceeds from certain asset sales	2,310	2,152
Distributable cash flow attributable to equity investors	212,265	254,364
Less: Distributions accrued or paid to preferred unitholders	64,778	64,314
Distributable cash flow attributable to general partner and non-controlling interest	(4,245)	(5,087)
Distributable cash flow attributable to Class A and B unitholders	143,242	184,963
Less: Distributions paid to Class A and B unitholders (5)	99,996	49,998
Distributable cash flow excess	$43,246	$134,965
(1)	Non-recurring due diligence related to potential acquisition activities and restructuring costs.
(2)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an Enterprise Resource Planning (“ERP”) system as part of our business transformation initiatives.
(3)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(4)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(5)	The Company did not pay any distributions to Class A unitholders during fiscal 2024 or 2023.

Operating Results for the years ended July 31, 2024 and 2023

Propane operations and related equipment sales

The following table summarizes propane sales volumes and Adjusted EBITDA results for the fiscal years indicated:

	2024	2023	Increase (Decrease)
As of July 31,
Retail customers	618,907	648,794	(29,887)	(5)%
Tank exchange selling locations	68,249	62,158	6,091	10%

(amounts in thousands)
Year ended July 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	563,885	602,143	(38,258)	(6)%
Wholesale - Sales to Resellers	199,870	205,890	(6,020)	(3)%
	763,755	808,033	(44,278)	(5)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,206,226	$1,374,090	$(167,864)	(12)%
Wholesale - Sales to Resellers	510,756	525,528	(14,772)	(3)%
Other Gas Sales (1)	14,457	17,274	(2,817)	(16)%
Other (2)	105,677	109,573	(3,896)	(4)%
Propane and related equipment revenues	$1,837,116	$2,026,465	$(189,349)	(9)%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$661,435	$696,874	$(35,439)	(5)%
Wholesale - Sales to Resellers (1)	228,514	216,661	11,853	5%
Other (2)	93,196	93,660	(464)	(0)%
Propane and related equipment gross profit	$983,145	$1,007,195	$(24,050)	(2)%

Operating, general and administrative expense (4)	$651,941	$648,258	$3,683	1%
Operating expense - equipment lease expense	21,585	23,252	(1,667)	(7)%

Operating income	$205,095	$233,689	$(28,594)	(12)%

Depreciation and amortization expense	98,471	93,370	5,101	5%
Non-cash employee stock ownership plan compensation charge	3,234	2,935	299	10%
Loss on asset sales and disposals	2,819	5,691	(2,872)	(50)%
Legal fees and settlements related to non-core businesses	2,990	21,751	(18,761)	(86)%
Acquisition and related costs	2,169	—	2,169	100%
Business transformation costs	2,610	2,088	522	25%
Severance costs	—	644	(644)	(100)%
Adjusted EBITDA	$317,388	$360,168	$(42,780)	(12)%
(1)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(2)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(3)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(4)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and “General and administrative expense” captions in the consolidated statement of operations.

Propane sales volumes during fiscal 2024 decreased 5%, or 44.3 million gallons, compared to fiscal 2023. Temperatures for fiscal 2024 were 10% warmer than normal, based on a 10-year average, and 4% warmer compared to fiscal 2023. Although weather was a factor in fiscal 2024, we continue to progress in steps to be more weather-agnostic. As we seek strategic acquisitions throughout the county, such as our fiscal 2024 acquisition of California-based Eastern Sierra Propane, this helps to mitigate the impact of weather conditions in a specific region. We also benefit from our tank exchange brand, Blue Rhino, which tends to thrive during warmer weather. We continue to see some business closings and effects of inflation, which contributed to the 5% decrease in retail customers compared to fiscal 2023. We will be able to re-deploy assets related to these closed businesses for gallon growth occurring in future periods. We had a 10% increase in tank exchange selling locations as Blue Rhino gained several major nationwide customers in fiscal 2024.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market prices at major supply points in Mt. Belvieu, Texas and Conway, Kansas during fiscal 2024 averaged 6% and 9% less than fiscal 2023, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.75 and $0.80 per gallon during fiscal 2024 and fiscal 2023, respectively, while the wholesale market price at Conway, Kansas averaged $0.72 and $0.79 per gallon during fiscal 2024 and fiscal 2023, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon and therefore revenues.

Revenues

Retail sales decreased $167.9 million, or 12%, in fiscal 2024 compared to fiscal 2023. This decrease resulted primarily from the warmer weather noted above, as retail gallons sold decreased 6% in fiscal 2024 compared to fiscal 2023, the decrease in retail customers, and  a decrease in sales price per gallon, all as discussed above. The decrease in revenues from retail customers was primarily in our residential and industrial/commercial customer bases.

Wholesale sales decreased $14.8 million, or 3%, in fiscal 2024 compared to fiscal 2023. This decrease correlates with a 3% decrease in wholesale gallons sold in fiscal 2024 compared to fiscal 2023, as well as a decrease in sales price per gallon, as discussed above. Tank exchange sales partially offset the decrease in wholesale sales with an increase of $5.7 million, or 1%, in fiscal 2024 compared to fiscal 2023.

Other gas sales decreased $2.8 million, or 16%, in fiscal 2024 compared to fiscal 2023 primarily due to the decrease in  sales price per gallon noted above.

Other revenues decreased $3.9 million, or 4%, in fiscal 2024 compared to fiscal 2023 primarily due to a decrease in sales of tanks, cylinders, and parts and a decrease in miscellaneous revenue and fees billed to customers, which was partially offset by an increase in tank rental income.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $23.6 million primarily due to a $35.4 million decrease in retail gross margin, partially offset by an increase of $11.8 million in wholesale gross margin. The decrease in retail gross margin was primarily due to the factors discussed above related to warmer weather, the impact of business closings, and inflation. The increase in wholesale gross margin was primarily due to a decrease in cost of sales attributable to our tank exchange business and an increase in tank exchange sales, which was partially offset by the decrease in the wholesale cost of propane discussed above.

Gross margin - other

Gross margin was flat with a decrease of $0.5 million in fiscal 2024 compared to fiscal 2023.

Operating income

Operating income decreased $28.6 million primarily due to the $24.1 million decrease in gross margin noted above, a $5.1 million increase in “Depreciation and amortization expense,” and a $3.7 million increase in “Operating, general and administrative expense.” We also recognized a decrease of $2.9 million in “Loss on assets sales and disposals.”

The $5.1 million increase in “Depreciation and amortization expense” primarily relates to a $4.9 million increase in depreciation expense as Blue Rhino continues to expand its customer base and national footprint.

“Operating, general and administrative expense” increased due to a $24.1 million increase in “Operating expense – personnel, vehicle, plant and other,” which was partially offset by a $20.4 million decrease in “General and administrative expense.”

The increase in “Operating expense – personnel, vehicle, plant and other” was driven by increases of $13.1 million in personnel expense, $5.6 million in vehicle expense and $5.4 million in plant and other costs. Increases of $11.3 million in medical benefits expense and $6.6 million in payroll costs, partially offset by a $4.7 million decrease for incentive accruals drove the change in personnel expense. The increase in vehicle expense was primarily due to increases of $5.7 million for repairs and maintenance and $0.6 million in telematics technology, partially offset by a $1.7 million decrease in fuel costs. The increase in plant and other costs was primarily due to increases of $4.2 million in miscellaneous expense, $1.5 million for property repairs and network costs, and $1.2 million related to legal and general liability costs. These increases were partially offset by a decrease in credit card fees related to a new payment platform which charges less in processing fees.

The decrease in “General and administrative expense” was primarily due to a decrease of $18.8 million in legal costs associated with a non-core business.

Adjusted EBITDA

Adjusted EBITDA decreased $42.8 million or 12% primarily due to the $28.6 million decrease in operating income, as discussed above, and EBITDA adjustments related to a decrease of $18.8 million in legal fees and settlements related to a non-core business and an increase of $2.2 million for non-recuring due diligence related to potential acquisition activities and restructuring costs.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on July 2, 2024 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. For additional discussion, see Note H “Debt” in the notes to our consolidated financial statements.

As of July 31, 2024, our total liquidity was $231.0 million, which was comprised of $113.5 million in unrestricted cash and $117.5 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of July 31, 2024, letters of credit outstanding totaled $193.4 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of July 31, 2024, we had $10.7 million of restricted cash for a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

The liquidity available from cash flows from operating activities, unrestricted cash and the Credit Facility may not be sufficient to meet our capital expenditure, working capital and letter of credit requirements for the foreseeable future. Due to the timing of the maturity date of the Credit Facility noted above and the letters of credit which it secures, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Annual Report. We have developed and received internal approval on a plan to refinance and/or extend the maturity date for the Credit Facility. External advisors have been engaged to assist in this process, in addition to evaluating other options related to our capital structure and debt maturities. The Company believes that it is probable that the plans will be successfully implemented prior to the maturity date of the Credit Facility, and these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the year ended July 31, 2024 to the year ended July 31, 2023 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Year ended July 31, 2024	$212,265	$147,487	$64,778	3.3x
Year ended July 31, 2023	254,364	190,050	64,314	4.0x
(Decrease) increase	$(42,099)	$(42,563)	$464	(0.7)x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For fiscal 2024, distributable cash flow attributable to equity investors decreased $42.1 million compared to fiscal 2023 due to a decrease in Adjusted EBITDA primarily attributable to lower propane sales due to warmer than normal weather and lower propane wholesale prices, in addition to an increase in operating expenses. As of July 31, 2024, the accrued quarterly distribution to Preferred Unitholders was $17.5 million. We paid $15.4 million of this distribution on August 15, 2024. The remaining $2.1 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the years ended July 31, 2024 and 2023, we paid $2.0 million and $1.7 million, respectively, for Additional Amounts payable pursuant to the side letters.

We did not pay any cash distributions to our Class A Unitholders or the general partner during fiscal 2024 or fiscal 2023, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distributions during the year ended July 31, 2024. Ferrellgas Partners made aggregate cash distributions of approximately $99.9 million and $49.9 million to its Class B Unitholders during the years ended July 31, 2024 and 2023, respectively. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Cash reserves, which we utilize to meet future anticipated expenditures, were $147.5 million and $190.1 million for the years ended July 31, 2024 and 2023, respectively.

Operating Activities

Ferrellgas Partners

Fiscal 2024 v Fiscal 2023

Net cash provided by operating activities was $245.6 million for fiscal 2024 compared to $212.3 million for fiscal 2023. The $33.3 million increase in cash provided by operating activities was primarily due to a $52.5 million decrease in working capital requirements and a $7.2 million decrease in requirements for other current liabilities. These changes were partially offset by a $23.5 million decrease in cash flow from operations and a $3.3 million increase in requirements for prepaid expenses.

The $52.5 million decrease in working capital requirements for fiscal 2024 compared to fiscal 2023 was primarily due to a $47.4 million decrease in requirements for accounts and notes receivable, net and a $20.1 million decrease in requirements for accounts payable. These decreases were partially offset by an increase of $15.0 million in inventory requirements. The $7.2 decrease in net cash requirements for other current liabilities was primarily driven by increases in personal property tax liabilities, payroll and other related costs, and group medical insurance liabilities. These changes were partially offset by a decrease in the broker margin deposit liability.

The $23.5 million decrease in cash flow from operations was primarily due to a $24.1 million decrease in gross profit and a $24.1 million increase in “Operating expense – personnel, vehicle, plant and other,” which was partially offset by a $20.4 million decrease in “General and administrative expense.”

The operating partnership

Fiscal 2024 v Fiscal 2023

Net cash provided by operating activities was $245.2 million for fiscal 2024 compared to $212.4 million for fiscal 2023. The $32.8 million increase in cash provided by operating activities was primarily due to a $52.5 million decrease in working capital requirements and a $7.0 million decrease in requirements for other current liabilities. These changes were partially offset by a $23.7 million decrease in cash flow from operations and a $3.3 million increase in requirements for prepaid expenses.

The $52.5 million decrease in working capital requirements for fiscal 2024 compared to fiscal 2023 was primarily due to a $47.4 million decrease in requirements for accounts and notes receivable, net and a $20.1 million decrease in requirements for accounts payable. These decreases were partially offset by an increase of $15.0 million in inventory requirements. The $7.0 decrease in net cash requirements for other current liabilities was primarily driven by increases in personal property tax liabilities, payroll and other related costs, and group medical insurance liabilities. These changes were partially offset by a decrease in the broker margin deposit liability.

The $23.7 million decrease in cash flow from operations was primarily due to a $24.1 million decrease in gross profit and a $24.1 million increase in “Operating expense – personnel, vehicle, plant and other,” which was partially offset by a $20.4 million decrease in “General and administrative expense.”

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

Fiscal 2024 v Fiscal 2023

Net cash used in investing activities was $85.0 million for fiscal 2024 compared to $110.8 million for fiscal 2023. This $25.8 million decrease in net cash used in investing activities was primarily due to an $18.1 million decrease in “Capital expenditures” as Blue Rhino’s supply chain initiatives reduced the need for cylinder purchases and a $7.6 million decrease in “Business acquisitions, net of cash acquired.” We had one acquisition during fiscal 2024 compared to four acquisitions during fiscal 2023.

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

Financing Activities

Ferrellgas Partners

Fiscal 2024 v Fiscal 2023

Net cash used in financing activities was $173.7 million for fiscal 2023 compared to $122.9 million for fiscal 2023. This $50.8 million increase in net cash used in financing activities was primarily due to an increase of $50.0 million in distributions to Class B unitholders.

On July 10, 2024, letters of credit in an aggregate principal amount of $124.5 million were issued to the surety providers under an appeal bond posted on behalf of Ferrellgas Partners. See Note P “Contingencies and commitments” to the consolidated financial statements for further information. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at July 31, 2024 and July 31, 2023 totaled $193.4 million and $74.0 million, respectively. As of July 31, 2024, we had available borrowing capacity under our Credit Facility of $117.5 million. Assets subject to lien under the Credit Facility were $316.8 million as of July 31, 2024.

The operating partnership

Fiscal 2024 v Fiscal 2023

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

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. During fiscal 2024, on April 9, 2024, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $99.9 million to its Class B Unitholders. During fiscal 2023, on April 7, 2023, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $49.9 million to its Class B Unitholders. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. See Note H "Debt" and Note R "Net (loss) earnings per Unitholders' interest" for additional information. See “Risk Factors —Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution.”

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during fiscal 2024 or fiscal 2023, except for the distributions to Class B Unitholders described above and a $1.0 million distribution to the general partner, made in conjunction with the Class B distributions during the year ended July 31, 2024.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and the 2029 Notes (together with the 2026 Notes, the “OpCo Notes”), the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note H “Debt” and Note I “Preferred units” for a discussion of these limitations. See also “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.”

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

As of July 31, 2024, the Quarterly Distribution accrued was $17.5 million. During fiscal 2024, four quarterly payments of $15.4 million relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the year ended July 31, 2024, we paid $2.0 million for Additional Amounts payable pursuant to the side letters.

As of July 31, 2023, the Quarterly Distribution accrued was $17.5 million. During fiscal 2023, one quarterly payment of $15.3 million and three quarterly payments of $15.4 million relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the year ended July 31, 2023, we paid $1.7 million for Additional Amounts payable pursuant to the side letters.

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

The operating partnership paid cash distributions for the years ended July 31, 2024 and 2023 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

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

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $351.4 million for fiscal 2024, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Issuance of letters of credit on behalf of Ferrellgas Partners by the operating partnership

As discussed in Note O “Transactions with related parties” in the notes to the consolidated financial statements, the operating partnership guaranteed the issuance of an aggregate principal amount of $124.5 million in letters of credit to the surety providers under an appeal bond posted on behalf of Ferrellgas Partners.

Term loan credit agreement between Ferrellgas Partners and the operating partnership

As discussed in Note O “Transactions with related parties” in the notes to the consolidated financial statements, in fiscal 2022, Ferrellgas Partners repaid the operating partnership the full amount of the term loan of $15.3 million, which represented the outstanding principal and accrued interest. Additionally, Ferrellgas Partners paid the operating partnership $3.9 million for separate intercompany receivables related to expenses incurred during the 2021 debt transactions.

Related party Class A Unitholders

Related party Class A Unitholder information consisted of the following:

		Distributions
	Class A Unit	(in thousands)
	ownership at	paid during the year ended
	July 31, 2024	July 31, 2024
Ferrell Companies (1)	1,126,468	$1,010
FCI Trading Corp. (2)	9,784	—
Ferrell Propane, Inc. (3)	2,560	—
James E. Ferrell (4)	238,172	—
(1)	Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at July 31, 2024.
(2)	FCI Trading is an affiliate of the general partner and thus a related party.
(3)	Ferrell Propane is controlled by the general partner and thus a related party.
(4)	James E. Ferrell was the Chief Executive Officer and President of our general partner and Chairman of the Board of Directors of our general partner through July 31, 2023. In fiscal 2024, he was the Executive Chairman of the Board of Directors of our general partner. Effective August 5, 2024, he was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Material Cash Requirements

The following table summarizes our future material cash requirements as of July 31, 2024:

	Payment or settlement due by fiscal year
(in thousands)	2025	2026-2027	2028-2029	Thereafter	Total
Long-term debt, including current portion (1)	$2,510	$653,338	$826,215	$—	$1,482,063
Fixed rate interest obligations (2)	83,406	131,875	96,938	—	312,219
Operating lease obligations (3)	23,393	18,975	8,224	7,513	58,105
Finance lease obligations (4)	9,861	15,265	2,145	3,994	31,265
Pension withdrawal liability (5)	284	568	568	2,528	3,948
Product purchase commitments (6)	60,751	—	—	—	60,751
Total	$180,205	$820,021	$934,090	$14,035	$1,948,351
Underlying product purchase volume commitments (in gallons)	78,432	—	—	—	78,432
(1)	We have long and short-term payment obligations under agreements such as the indentures governing our senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, see Note H “Debt” to our consolidated financial statements
(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.
(3)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.
(4)	We lease certain property, plant and equipment under noncancelable and cancelable financing leases. Amounts shown in the table represent minimum lease payment obligations under our third-party financing leases for the periods indicated.
(5)	These payments relate to a liability incurred in connection with the withdrawal from certain pension plans.
(6)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2024 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

New Accounting Standards

New accounting standards that we have recently adopted, as well as those that have been recently issued but not yet adopted by us, if any, are included in Note B “Summary of significant accounting policies” to our consolidated financial statements.

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2024.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2024, 2023 or 2022.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2024 or 2023, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2024 or 2023, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

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

We did not recognize any impairment losses related to our intangible assets during fiscal 2024. For additional information regarding our intangible assets, see Note B “Summary of significant accounting policies” and Note G “Goodwill and intangible assets, net” to our consolidated financial statements.

Accounting for risk management activities and derivative financial instruments

We enter into commodity forward, futures, swaps and options contracts involving propane to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of sales and operating expenses in the consolidated statements of operations or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of operations. For further discussion of derivative commodity and interest rate contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B “Summary of significant accounting policies,” Note M “Fair value measurements” and Note N “Derivative instruments and hedging activities” to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Litigation accruals and environmental liabilities

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business, and we are a party to several legal proceedings as described in Note P “Contingencies and commitments” to our audited consolidated financial statements. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations and cash flows, except that management is continuing to evaluate the potential effects of a recent judgement as described in Note P “Contingencies and commitments” to our  consolidated financial statements.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have one reporting unit for goodwill impairment testing purposes. As of July 31, 2024, this reporting unit contains goodwill that is subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of the reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting unit as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2024. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2024 and 2023, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $10.0 million and $9.5 million as of July 31, 2024 and 2023, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest Rate Risk

At July 31, 2024, we had no variable rate indebtedness outstanding under our Credit Facility. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

ITEM 8.       FINANCIAL STATEMENTS.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of July 31, 2024.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2024, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2024.

During the most recent fiscal quarter ended July 31, 2024, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

During the quarter ended July 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On September 23, 2024, A. Andrew Levison notified the Chairman of the Board of Directors of his decision to resign from the Board of Directors of the Company effective September 25, 2024. Mr. Levison’s decision to resign was not the result of any dispute or disagreement with the Company, its management, the Board of Directors, or any committee of the Board of Directors. In accordance with his resignation from the Board of Directors, Mr. Levison has also resigned from the Compensation Committee and the Mergers and Acquisitions Committee effective September 25, 2024.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 27, 2024. Officers are appointed to their respective office or offices either annually or as needed. Except for two directors designated by certain securityholders as described below, our directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	84	1984	N/A	Chairman of the Board of Directors

Tamria A. Zertuche	52	N/A	2019	Chief Executive Officer and President

Michael E. Cole	60	N/A	2023	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pamela A. Breuckmann	48	2013	N/A	Director

Stephen M. Clifford	64	2015	N/A	Director

Joe Eby	52	2023	N/A	Director

Carney Hawks	50	2021	N/A	Director

Michael F. Morrissey	82	1999	N/A	Vice Chairman of the Board of Directors

Edward Newberry	62	2021	N/A	Director

Craig Snyder	43	2021	N/A	Director

James E. Ferrell – Mr. Ferrell was appointed by the Board of Directors of Ferrellgas, Inc. as Executive Chairman of the Board, effective August 1, 2023 through July 31, 2024, after serving as Chief Executive Officer and President since December 31, 2020. Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of Ferrellgas, Inc. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council. Mr. Ferrell brings to the Company significant experience in propane and midstream operations and valuable knowledge of the company’s operating history. Effective August 5, 2024, he was appointed by the Board of Directors of Ferrellgas, Inc. as Chairman of the Board.

Tamria A. Zertuche – Ms. Zertuche joined Ferrellgas in 2004 when the company acquired Blue Rhino, where she was employed as Senior Director of Information Technology. In 2010, she was added to the leadership team for the Blue Rhino brand. Ms. Zertuche was promoted again to Vice President of Information Technology in 2016 and to Senior Vice President of Business Operations and Chief Information Officer in 2019. In August 2020, Ms. Zertuche was promoted to Chief Operating Officer and led the transformation of the company to a high performing logistics company. In August 2023, Ms. Zertuche was promoted to Chief Executive Officer and President of the Company.

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

Pamela A. Breuckmann – Ms. Breuckmann was elected to the Board of Directors in 2013 and is a member of the Audit Committee, the Corporate Governance and Nominating Committee, the Mergers and Acquisitions Committee, the Litigation Management Committee, and The Office of the Chair. In addition, during 2018, Ms. Breuckmann was appointed a co-plan administrator of the Ferrell Companies, Inc. Employee Stock Ownership Plan, by the Board of Directors of Ferrell Companies, Inc. Since 2011, Ms. Breuckmann has served as the President and since January 2015, Chief Executive Officer of Ferrell Capital, Inc., a company established in 1998 to manage the financial, business and personal affairs of the Ferrell family. Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, during 2018, Ms. Breuckmann became the President and member of the Board of Mosaic, LLC, the private family trust company for the Ferrell family, registered under the Banking regulations in the State of Tennessee. During 2009-2019, she was also the President and Chief Operating Officer of Samson Capital Management, LLC. This SEC registered investment advisory business specialized in managing Master Limited Partnership securities for investors. The blend of Ms. Breuckmann’s investment experience, accounting background and finance roles give her a unique perspective that serves the Board of Directors well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP. We consider Ms. Breuckmann to be a financial expert. Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting. She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.

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

Joe Eby – Mr. Eby was appointed to the Board of Directors on March 6, 2023 and was appointed to the Compensation Committee and Mergers and Acquisitions Committee as of September 25, 2024. Mr. Eby is the President and Chief Operating Officer of Bickford Senior Living (“Bickford”), which owns and operates over 3,000 units of independent, assisted and memory care communities in 11 states. As one of Bickford’s founders, Mr. Eby oversees daily operations and under his leadership, Bickford has grown into a multi-state, multi-location regional provider. He serves on the Board of Directors for Argentum, a national association for the senior living industry, and is an executive board member of the American Seniors Housing Association. Mr. Eby holds a bachelor’s degree in Business Administration from Mid-America Nazarene University. He is also a graduate of Stagen Leadership Academy, a leadership program committed to long-term personal development and use of organizational platforms for positive impact.

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

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999, serves as Vice Chairman of the Board as of August 2024, chairs the Board’s Audit Committee, serves on the Board’s Compensation Committee, Litigation Management Committee, and Office of the Chair, and previously served on the Board’s Corporate Governance and Nominating Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. Throughout his tenure, Mr. Morrissey has served as a board member on the boards of directors of various companies.

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

Edward Newberry – Mr. Newberry was elected to the Board of Directors on September 13, 2021 and was appointed Chairman of the Compensation Committee, Chairman of the Mergers and Acquisitions Committee, and a member of the Corporate Governance and Nominating Committee, Litigation Management Committee, and The Office of the Chair. Mr. Newberry is the Global Managing Partner of the Public Policy Practice, Investigatory and Regulatory Solutions practice groups and is a member of the firm’s Executive Leadership Group at Squire Patton Boggs (US) LLP. Mr. Newberry is widely recognized as one of the leading lawyer-lobbyists in Washington DC. He was selected as one of the top 200 attorneys in the U.S. by Forbes and is ranked as a Leading Lawyer by The Legal 500, which has noted he “is one of the most talented lawyers in Washington,” as well as “an excellent strategic thinker and tactician.”

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

Craig Snyder – Mr. Snyder is a Partner, Co-Head of Opportunistic Credit and Co-Portfolio Manager of Special Opportunities in the Ares Credit Group. Mr. Snyder serves as a member of the Ares Credit Group’s Opportunistic Credit Investment Committee, the Ares Private Equity Group's Corporate Opportunities Investment Committee and the Ares Insurance Solutions Investment Committee. Prior to joining Ares in 2017, Mr. Snyder was a Managing Director at GSO Capital Partners/Blackstone where he was Global Head of Trading for the GSO platform and served as a Portfolio Manager and Investment Committee member for its special situations funds focusing on both the public and private markets. Previously, he was a Senior Investment Professional for the investment firm Kingstreet Capital. In addition, Mr. Snyder was an Investment Professional at Caxton Associates. He currently serves on the board of directors for the parent entity of Convene Global Holdings, LLC. He holds a B.A. from Bucknell University in Political Science.

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

Although our Class A Units are no longer listed on the NYSE and we therefore are not subject to the corporate governance listing standards of the NYSE or any other securities exchange, certain of our committee charters continue to refer with respect to certain matters to requirements of the NYSE listing standards, and, among other matters, the Board has continued to evaluate the independence of directors in accordance with NYSE standards. The Board has affirmatively determined that Ms. Breuckmann, Mr. Clifford, Mr. Eby, Mr. Hawks, Mr. Newberry, Mr. Morrissey, and Mr. Snyder, who constitute a majority of its Directors are “independent” as described by the NYSE’s corporate governance rules. In conjunction with regular Board meetings, these non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

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

Compensation Committee

The Board has a designated Compensation Committee, which is comprised of Mr. Morrissey, Mr. Newberry, and Mr. Eby. Mr. Newberry is the Chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate. The Compensation Committee charter is available on the Company’s website.

Mergers and Acquisitions Committee

The Board has designated a Mergers and Acquisitions Committee, which is comprised of Ms. Breuckmann, Mr. Eby, and Mr. Newberry. Mr. Newberry is the Chairman of the Mergers and Acquisitions Committee. The Mergers and Acquisitions Committee has the power and authority to oversee and to supplement management of the Company in evaluating potential acquisition opportunities.

Litigation Management Committee

The Board has designated a Litigation Management Committee, which is comprised of Ms. Breuckmann, Mr. Morrissey, and Mr. Newberry. Mr. Morrissey is the Chair of the Litigation Management Committee. The Litigation Management Committee has the power and authority to oversee and to supplement management of the Company in managing the appeal process in the Eddystone litigation.

Office of the Chair

The Board has designated an Office of the Chair, which is comprised of Ms. Breuckmann, Mr. Morrissey, and Mr. Newberry. The Office of the Chair has the power and authority to provide advice to the Chairman of the Board as to strategic, operational and governance matters and to provide information to the Chairman of the Board in the intervals between meetings of the full Board. In discharging its duties, the Office of the Chair has the full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate.

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

However, since the delisting of our common stock, to our knowledge, the officers and directors of our general partner and 10% beneficial owners of our Class A Units generally have continued to file the reports that would be required by Section 16(a) if the Class A Units were registered under Section 12 of the Exchange Act, except for a Form 4 filed on March 18, 2024 on behalf of Mr. Newberry to report purchases executed on March 12, 2024 and March 13, 2024, which was inadvertently filed one and two days late, respectively.

To our knowledge, based solely on its review of the copies of such Section 16(a) forms and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2024 all Section 16(a) filing requirements that would have been applicable to the officers and directors of our general partner and beneficial owners of more than 10% of our Class A Units (if the Class A Units were registered under Section 12 of the Exchange Act) were met in a timely manner.

ITEM 11.   EXECUTIVE COMPENSATION.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2024. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on Ferrellgas Partners.

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2024 and the two most highly compensated executive officers other than the PEO serving on July 31, 2024 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Named Executive Officers

James E. Ferrell, Executive Chairman of the Board of Directors
Tamria A. Zertuche, Chief Executive Officer and President
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

Role of Management

Our Chief Executive Officer formulates preliminary compensation recommendations for all NEOs, including herself. These recommendations are subject to review and approval by the Compensation Committee. Our Chief Executive Officer and the Compensation Committee utilized market compensation survey data to determine each NEO’s compensation.

Our compensation philosophy includes benchmarking executive positions using national market data from companies of similar revenue size to us. Data used to compare executive compensation is derived from the compensation survey data obtained from Mercer, LLC. (“Mercer”), a human resourcing consulting firm, using its United States Mercer Benchmark Database survey and the Radford Global Compensation Database survey provided by Aon Hewitt. Data obtained was used to compare NEO’s current base salaries and total direct compensation. Mercer and Aon Hewitt did not provide any formal consulting services.

Components of Named Executive Officer Compensation

During fiscal 2024, elements of compensation for our NEOs consisted of the following:

●	base salary;
●	equity-based incentive compensation plan;
●	short term incentive plan;
●	long term cash incentive plan;
●	employee stock ownership plan; and
●	deferred compensation plans.

Base Salary

Our Chief Executive Officer formulates preliminary base salary recommendations for all NEOs, including herself. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, compensation survey data is utilized to create benchmarks for each NEO’s base salary. The Chief Executive Officer and Compensation Committee typically target the market data median value for the purposes of establishing the base salary. Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of each NEO’s most recent salary during fiscal 2024 is displayed in the table below. The amount of salary paid to each NEO during fiscal 2024 is displayed in the “Salary” column of the Summary Compensation Table.

2024 Annual
Base Salary
Named Executive Officer	($)
James E. Ferrell	825,000
Tamria A. Zertuche	825,000
Michael E. Cole	525,000

Discretionary Bonus

Our Chief Executive Officer has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including herself. Typically, these awards are designed to reward performance by a NEO that our Chief Executive Officer believes exceeded expectations in operational or strategic objectives during the last fiscal year. The discretionary bonus paid to each NEO is included in the “Bonus” column of the Summary Compensation Table below.

Equity-based Incentive Compensation Plan

We have an equity-based incentive compensation plan, the Ferrell Companies Incentive Compensation Plan (the “ICP”), in which our NEOs are permitted to participate. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other equity-linked incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. Options granted under the ICP vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire ten years from the date of issuance. Awards granted to NEOs must also be approved by the Compensation Committee. No stock option awards, SARs, performance shares or other incentives payable in cash or in stock were granted under the ICP to NEOs in fiscal 2024 or 2023.

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

Long Term Cash Incentive Plan

The Ferrellgas, Inc. Long Term Cash Incentive Plan (the “LTIP”), is a cash-based program provided to employees in critical positions, including NEOs. Participation in the LTIP is at the discretion of the Board. Target LTIP payouts are established by the Board as a dollar amount using compensation survey data. LTIP incentive payments are based on achievement of company adjusted EBITDA. Payments will only be made at the end of a three-year performance-cycle and there will be no more than three overlapping plans running concurrent at one time. Ferrellgas, Inc. must meet adjusted EBITDA targets to trigger incentive payouts. The Board has the sole discretion over the LTIP plan which includes making changes to design, payout amount, payment timing, suspension, or termination. The LTIP was introduced in fiscal 2023, thus no LTIP incentive payments were made in fiscal 2024 or 2023.

Employee Stock Ownership Plan

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan (the “ESOP”), an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans and Retirement Savings Plans

Two deferred compensation plans are available for participation by our NEOs, the “401(k) Investment Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a non-qualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Summary Compensation Table

The following table sets forth the compensation of our NEOs for the last two fiscal years:

				Non-Equity
				Incentive Plan	All Other
		Salary	Bonus	Compensation	Compensation	Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)	($)
James E. Ferrell (1)	2024	830,500	—	1,398,125	200,000	2,428,625
Executive Chairman of the Board of Directors	2023	929,615	—	1,350,000	200,050	2,479,665
Tamria A. Zertuche (2)	2024	819,271	—	775,789	19,673	1,614,733
Chief Executive Officer and President	2023	688,817	—	753,188	13,982	1,455,987
Michael E. Cole (3)	2024	525,000	—	—	14,834	539,834
Chief Financial Officer	2023	212,019	330,000	—	7,067	549,086
(1)	Mr. Ferrell was appointed by the Board of Directors as Executive Chairman effective August 1, 2023. On July 28, 2023, Mr. Ferrell signed an executive chairman agreement for a one-year term, which ended on July 31, 2024. Effective August 5, 2024. Mr. Ferrell was appointed by the Board of Directors as Chairman of the Board as a non-employee director.
(2)	Ms. Zertuche was appointed by the Board of Directors as Chief Executive Officer and President effective August 1, 2023. On July 25, 2023, Ms. Zertuche signed an executive employment agreement for a three-year term.
(3)	Mr. Cole received a sign-on bonus in fiscal 2023 and was eligible to participate in the STIP in fiscal 2024.

The “All Other Compensation” column of the Summary Compensation Table above consisted of the following:

		ESOP	401(k) Plan		Total All Other
		Allocations	Match	Other	Compensation
Name	Year	($)	($)	($)	($)
James E. Ferrell (1)	2024	—	—	200,000	200,000
	2023	—	—	200,050	200,050
Tamria A. Zertuche	2024	4,917	12,290	2,466	19,673
	2023	4,122	9,810	50	13,982
Michael E. Cole	2024	—	14,784	50	14,834
	2023	—	7,067	—	7,067
(1)	Mr. Ferrell received $200,000 of fees paid in cash in respect of his service on the Board during fiscal 2024 and 2023.

Potential Payments Upon Termination or Change in Control

During fiscal 2024, an Executive Chairman Agreement was in effect obligating us to make payments to Mr. Ferrell if his employment was terminated by the general partner without cause or if he parted with the general partner under certain circumstances that qualified as “good reason” under the Executive Chairman Agreement. In those scenarios, he was entitled to receive: (i) certain accrued obligations; (ii) a lump sum payment of any amounts remaining under the Executive Chairman Agreement; and (iii) subject to Mr. Ferrell’s election of and qualification for continuation coverage, for a period of 12 consecutive months following termination of employment, premium costs for certain insurance benefits in the monthly amount the general partner was paying toward Mr. Ferrell’s general partner-provided group health plan insurance coverage immediately prior to his cessation of employment. The Executive Chairman Agreement was effective for the period August 1, 2023 through July 31, 2024.

During fiscal 2024, an Executive Employment Agreement was in effect obligating us to make payments to Ms. Zertuche if her employment was terminated by the general partner without cause or if she parted with the general partner under certain circumstances that qualified as “good reason” under the Executive Employment Agreement. In those scenarios, she was entitled to receive: (i) certain accrued obligations; (ii) a lump sum payment of any amounts remaining under the Executive Employment Agreement; and (iii) subject to Ms. Zertuche’s election of and qualification for continuation coverage, for a period of 12 consecutive months following termination of employment, premium costs for certain insurance benefits in the monthly amount the general partner was paying toward Ms. Zertuche’s general partner-provided group health plan insurance coverage immediately prior to her cessation of employment. The Executive Employment Agreement is effective for the period August 1, 2023 through July 31, 2026.

Additionally, there was the ICP described above under “Equity-based Incentive Compensation Plan” and had a change in control of Ferrell Companies occurred on July 31, 2024, the last business day of fiscal 2024, all SARs issued under the ICP were valued at zero and, accordingly, no payment thereunder would have been due to any of our NEOs.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2024 was $125,000 per year. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member. The Chairman of the Audit Committee received an additional $17,500. The respective Chairman of the Compensation Committee, Corporate Governance and Nominating Committee, and Mergers and Acquisitions Committee each received an additional $11,250.

Our Chief Executive Officer formulates preliminary annual director fee and SAR awards recommendations for each Board member. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, publicly available board of director compensation data within our industry is reviewed to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package. No SAR awards were granted to our non-employee directors during fiscal 2024.

The following table sets forth the compensation of our non-employee directors for fiscal 2024. Mr. Ferrell served as the Executive Chairman of the Board of Directors of our general partner for fiscal 2024 and all compensation for his service on the Board of Directors of our general partner is included in the Summary Compensation Table above.

	Fees Paid in	Option	All Other	Total
Name	Cash ($)	Awards ($)	Compensation ($)	($)
A. Andrew Levison (1)	125,000	—	—	125,000
Michael F. Morrissey (2)	142,500	—	—	142,500
Pamela A. Breuckmann (3)	125,000	—	—	125,000
Stephen M. Clifford (4)	136,252	—	—	136,252
Carney Hawks	125,000	—	—	125,000
Craig Snyder	125,000	—	—	125,000
Edward Newberry	147,504	—	—	147,504
Joe Eby	125,000	—	—	125,000
(1)	At July 31, 2024, this director had 85,000 SAR awards outstanding. On September 23, 2024, Mr. Levison notified the Chairman of the Board of Directors of his decision to resign from the Board of Directors of the Company effective September 25, 2024.
(2)	At July 31, 2024, this director had 103,000 SAR awards outstanding.
(3)	At July 31, 2024, this director had 33,000 SAR awards outstanding.
(4)	At July 31, 2024, this director had 50,000 SAR awards outstanding.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of September 27, 2024, regarding the beneficial ownership of our Class A Units by:

●	persons that own more than 5% of our Class A Units;
●	persons that are directors, nominees or named executive officers of our general partner; and
●	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our Class A Units.

Ferrellgas Partners, L.P.

		Units	Percentage
Title of class	Name and address of beneficial owner (1)	beneficially owned	of class
Class A Units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	1,138,812	23.4
	James E. Ferrell	238,172	4.9
	Tamria A. Zertuche	—	*
	Michael E. Cole	—	*
	Michael F. Morrissey	300	*
	Stephen M. Clifford	4,850	*
	Pamela A. Breuckmann	2,095	*
	Carney Hawks	61,524	1.3
	Edward Newberry	25,124	*
	Craig Snyder	—	*
	Joe Eby	—	*
	All Directors and Executive Officers as a Group in fiscal 2024	332,065	6.9
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is: One Liberty Plaza, Liberty, Missouri 64068.

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

The Class A Units beneficially owned by the Trust at September 27, 2024 include 1,126,468 Class A Units owned by Ferrell Companies which is 100% owned by the Trust, 9,784 Class A Units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 2,560 Class A Units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $351.4 million for fiscal 2024, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party Class A Unitholder information consisted of the following:

		Distributions
	Class A Unit	(in thousands)
	ownership at	paid during the year ended
	July 31, 2024	July 31, 2024
Ferrell Companies (1)	1,126,468	$1,010
James E. Ferrell (2)	238,172	—
FCI Trading Corp. (3)	9,784	—
Ferrell Propane, Inc. (4)	2,560	—
(1)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.
(2)	James E. Ferrell was the Chief Executive Officer and President of our general partner and the Chairman of the Board of Directors of our general partner through July 31, 2023. In fiscal 2024, he was the Executive Chairman of our general partner and the Board of Directors of our general partner. Effective August 5, 2024, he was appointed to serve as Chairman of our general partner and the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane, Inc. is controlled by the general partner and thus a related party.

During fiscal 2024, neither Ferrellgas Partners nor the operating partnership paid any distributions to the general partner, except for a $1.0 million distribution paid by Ferrellgas Partners to the general partner, made in conjunction with the Class B distributions during the year ended July 31, 2024.

Mr. Snyder is a Partner, Co-Head of Opportunistic Credit and Co-Portfolio Manager of Special Opportunities in the Ares Credit Group (“Ares”). Pursuant to the Investment Agreement, certain affiliated funds, investment vehicles and/or managed accounts of Ares severally purchased an aggregate of $246.0 million of Preferred Units on March 30, 2021.

Mr. Newberry is the Global Managing Partner of the Public Policy Practice, Investigatory and Regulatory Solutions practice groups at Squire Patton Boggs (US) LLP, which serves as outside counsel for various Ferrellgas matters. Ferrellgas paid aggregate fees of $2.8 million and $0.7 million, respectively, to Squire Patton Boggs (US) LLP for legal services rendered to Ferrellgas and its affiliates during fiscal 2024 and 2023, respectively.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2024 and July 31, 2023 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2024	2023
Audit fees (1)	$1,340	$1,295
Audit-related fees (2)	424	45
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,764	$1,340
(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to accounting consultations, consents, comfort letters and assistance with and review of documents filed with the SEC.
(2)	Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of financial accounting and reporting consultations not classified as audit fees, due diligence related to mergers and acquisitions and audits of our benefit plans.
(3)	Tax fees, which there were none in fiscal 2024 and fiscal 2023, represent fees for professional tax services provided by Grant Thornton.
(4)	All other fees, which were none in fiscal 2024 and fiscal 2023, represent the aggregate fees billed for products and services provided by Grant Thornton, other than Audit fees, Audit-related fees and Tax fees.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2024 and 2023, respectively, prior to the commencement of such services. See “Item 10. Directors, Executive Officers and Corporate Governance–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

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

	10.6

Fourth Amendment to Credit Agreement, dated as of July 2, 2024, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 9, 2024.

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

#	10.10	Ferrellgas, Inc. Short Term Incentive Plan, effective August 1, 2020. Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed October 15, 2021.

#	10.11	Ferrellgas, Inc. Long-term Cash Incentive Plan, effective August 1, 2022. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed December 9, 2022.

#	10.12

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

#	10.14

Form of Indemnification Agreement, dated as of November 19, 2019, by and between Ferrellgas Partners, LP and each director and executive officer of Ferrellgas, Inc., its general partner. Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed December 6, 2019.

#	10.15	Ferrell Companies, Inc. 2015 Deferred Appreciation Rights Plan, dated as of July 31, 2015. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed September 29, 2015.

	10.16

Forbearance Agreement among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and the beneficial owners dated June 7, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 11, 2020.

#	10.17	Offer Letter, dated as of January 11, 2023, between Ferrellgas, Inc. and Michael E. Cole. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed March 10, 2023.

#	10.18

Executive Chairman Agreement, effective as of August 1, 2023, by and between Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed September 29, 2023.

#	10.19

Executive Employment Agreement, effective as of August 1, 2023, by and between Ferrellgas, Inc. and Tamria A. Zertuche. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed September 29, 2023.

*	21.1	List of subsidiaries.

*	23.1

Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2024.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: September 27, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tamria A. Zertuche	Chief Executive Officer and President	9/27/2024
Tamria A. Zertuche	(Principal Executive Officer)
/s/ James E. Ferrell	Chairman of the Board of Directors	9/27/2024
James E. Ferrell

/s/ Michael E. Cole	Chief Financial Officer and Treasurer	9/27/2024
Michael E. Cole	(Principal Financial and Accounting Officer)

/s/ Pamela A. Breuckmann	Director	9/27/2024
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/27/2024
Stephen M. Clifford

/s/ J. Carney Hawks	Director	9/27/2024
J. Carney Hawks

/s/ Michael F. Morrissey	Vice Chairman of the Board of Directors	9/27/2024
Michael F. Morrissey

/s/ Edward Newberry	Director	9/27/2024
Edward Newberry

/s/ Craig Snyder	Director	9/27/2024
Craig Snyder
/s/ Joe Eby	Director	9/27/2024
Joe Eby

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: September 27, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tamria A. Zertuche Tamria A. Zertuche	Chief Executive Officer and President (Principal Executive Officer)	9/27/2024

/s/ James E. Ferrell	Chairman of the Board of Directors	9/27/2024
James E. Ferrell

/s/ Michael E. Cole	Chief Financial Officer and Treasurer	9/27/2024
Michael E. Cole	(Principal Financial and Accounting Officer)

/s/ Pamela A. Breuckmann	Director	9/27/2024
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/27/2024
Stephen M. Clifford

/s/ J. Carney Hawks	Director	9/27/2024
J. Carney Hawks

/s/ Michael F. Morrissey	Vice Chairman of the Board of Directors	9/27/2024
Michael F. Morrissey

/s/ Edward Newberry	Director	9/27/2024
Edward Newberry

/s/ Craig Snyder	Director	9/27/2024
Craig Snyder
/s/ Joe Eby	Director	9/27/2024
Joe Eby

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date: September 27, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamria A. Zertuche	Chief Executive Officer and President	9/27/2024
Tamria A. Zertuche	(Principal Executive Officer)

/s/ Michael E. Cole	Chief Financial Officer, Treasurer, and Sole Director	9/27/2024
Michael E. Cole	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date: September 27, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamria A. Zertuche	Chief Executive Officer and President	9/27/2024
Tamria A. Zertuche	(Principal Executive Officer)

/s/ Michael E. Cole	Chief Financial Officer, Treasurer, and Sole Director	9/27/2024
Michael E. Cole	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (a Delaware limited partnership) (the “Partnership”) as of July 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, deficit, and cash flows for each of the three years in the period ended July 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Kansas City, Missouri

September 27, 2024

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $10,678 and $11,126 of restricted cash at July 31, 2024 and 2023, respectively)	$124,160	$137,347
Accounts and notes receivable, net	120,627	159,379
Inventories	96,032	98,104
Price risk management asset	5,925	11,966
Prepaid expenses and other current assets	28,458	29,135
Total current assets	375,202	435,931

Property, plant and equipment, net	604,954	615,174
Goodwill, net	257,006	257,006
Intangible assets (net of accumulated amortization of $358,895 and $349,614 at July 31, 2024 and 2023, respectively)	112,155	106,615
Operating lease right-of-use assets	47,620	57,839
Other assets, net	61,813	58,838
Total assets	$1,458,750	$1,531,403

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$33,829	$35,115
Current portion of long-term debt	2,510	2,597
Current operating lease liabilities	22,448	24,600
Other current liabilities	184,021	197,030
Total current liabilities	242,808	259,342

Long-term debt	1,461,008	1,456,184
Operating lease liabilities	26,006	34,235
Other liabilities	27,267	29,084
Contingencies and commitments (Note P)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2024 and 2023)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at July 31, 2024 and 2023)	(1,256,946)	(1,205,103)
Class B (1,300,000 units outstanding at July 31, 2024 and 2023)	383,012	383,012
General partner unitholder (49,496 units outstanding at July 31, 2024 and 2023)	(70,080)	(70,566)
Accumulated other comprehensive income	2,025	1,059
Total Ferrellgas Partners, L.P. deficit	(941,989)	(891,598)
Noncontrolling interest	(7,699)	(7,193)
Total deficit	(949,688)	(898,791)
Total liabilities, mezzanine and deficit	$1,458,750	$1,531,403

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended July 31,
	2024	2023	2022
Revenues:
Propane and other gas liquids sales	$1,731,439	$1,916,892	$2,017,879
Other	105,677	109,573	96,661
Total revenues	1,837,116	2,026,465	2,114,540

Costs and expenses:
Cost of sales - propane and other gas liquids sales	841,490	1,003,357	1,174,004
Cost of sales - other	12,481	15,913	12,509
Operating expense - personnel, vehicle, plant and other	601,602	577,520	520,603
Operating expense - equipment lease expense	21,585	23,252	23,094
Depreciation and amortization expense	98,471	93,370	89,897
General and administrative expense	50,339	70,738	52,780
Non-cash employee stock ownership plan compensation charge	3,234	2,935	3,170
Loss (gain) on asset sales and disposals	2,819	5,691	(6,618)

Operating income	205,095	233,689	245,101

Interest expense	(98,223)	(97,712)	(100,093)
Other income, net	4,491	2,625	4,833

Earnings before income taxes	111,363	138,602	149,841

Income tax expense	686	981	981

Net earnings	110,677	137,621	148,860

Net earnings attributable to noncontrolling interest	461	740	867

Net earnings attributable to Ferrellgas Partners, L.P.	$110,216	$136,881	$147,993

Class A unitholders’ interest in net (loss) earnings (Note R)	$(55,660)	$10,171	$(18,770)

Basic and diluted net (loss) earnings per Class A Unit (Note R)	$(11.46)	$2.09	$(3.86)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended July 31,
	2024	2023	2022
Net earnings	$110,677	$137,621	$148,860
Other comprehensive income (loss):
Change in value of risk management derivatives	3,448	(48,034)	68,950
Reclassification of (gains) losses on derivatives to earnings, net	(2,472)	10,810	(120,429)
Other comprehensive income (loss):	976	(37,224)	(51,479)
Comprehensive income	111,653	100,397	97,381
Comprehensive income attributable to noncontrolling interest	(471)	(364)	(347)
Comprehensive income attributable to Ferrellgas Partners, L.P.	$111,182	$100,033	$97,034

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2021	4,857.6	1,300.0	49.5	$(1,214,813)	$383,012	$(72,178)	$88,866	$(815,113)	$(7,966)	$(823,079)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	3,107	—	31	—	3,138	32	3,170
Distributions to Class B unitholders	—	—	—	—	(99,996)	—	—	(99,996)	—	(99,996)
Net earnings allocated to Class B units		—	—	(99,996)	99,996	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(64,634)	—	(653)	—	(65,287)	—	(65,287)
Net earnings	—	—	—	146,513	—	1,480	—	147,993	867	148,860
Other comprehensive loss	—	—	—	—	—	—	(50,959)	(50,959)	(520)	(51,479)
Balance at July 31, 2022	4,857.6	1,300.0	49.5	(1,229,823)	383,012	(71,320)	37,907	(880,224)	(7,587)	(887,811)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	2,876	—	29	—	2,905	30	2,935
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to Class B units		—	—	(49,998)	49,998	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(63,671)	—	(643)	—	(64,314)	—	(64,314)
Net earnings	—	—	—	135,513	—	1,368	—	136,881	740	137,621
Other comprehensive loss		—	—	—	—	—	(36,848)	(36,848)	(376)	(37,224)
Balance at July 31, 2023	4,857.6	1,300.0	49.5	(1,205,103)	383,012	(70,566)	1,059	(891,598)	(7,193)	(898,791)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	3,169	—	32	—	3,201	33	3,234
Distributions	—	—	—	—	—	—	—	—	(1,010)	(1,010)
Distributions to Class B unitholders	—	—	—	—	(99,996)	—	—	(99,996)	—	(99,996)
Net earnings allocated to Class B units	—	—	—	(99,996)	99,996	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(64,130)	—	(648)	—	(64,778)	—	(64,778)
Net earnings	—	—	—	109,114	—	1,102	—	110,216	461	110,677
Other comprehensive income	—	—	—	—	—	—	966	966	10	976
Balance at July 31, 2024	4,857.6	1,300.0	49.5	$(1,256,946)	$383,012	$(70,080)	$2,025	$(941,989)	$(7,699)	$(949,688)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$110,677	$137,621	$148,860
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	98,471	93,370	89,897
Non-cash employee stock ownership plan compensation charge	3,234	2,935	3,170
Loss (gain) on asset sales and disposals	2,819	5,691	(6,618)
Provision for expected credit losses	1,518	1,228	1,847
Other	8,754	8,119	6,855
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	37,234	(10,212)	(20,668)
Inventories	2,072	17,083	(26,808)
Prepaid expenses and other current assets	(1,683)	1,630	8,329
Accounts payable	(2,454)	(22,551)	9,223
Accrued interest expense	381	(692)	608
Other current liabilities	(14,376)	(21,619)	(39,769)
Other assets and liabilities	(1,077)	(345)	(14,461)
Net cash provided by operating activities	245,570	212,258	160,465

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(16,499)	(24,123)	(19,679)
Capital expenditures	(70,856)	(88,915)	(95,249)
Proceeds from sale of assets	2,310	2,264	2,914
Cash payments to construct assets in connection with future lease transactions	—	—	(1,425)
Cash receipts in connection with leased vehicles	—	—	1,663
Net cash used in investing activities	(85,045)	(110,774)	(111,776)

Cash flows from financing activities:
Distributions to Ferrellgas, Inc.	(1,010)	—	—
Preferred unit distributions	(64,719)	(64,368)	(63,356)
Distributions to Class B unitholders	(99,996)	(49,998)	(99,996)
Payments on long-term debt	(2,592)	(1,836)	(1,670)
Proceeds from short-term borrowings	—	45,000	—
Repayments of short-term borrowings	—	(45,000)	—
Cash paid for financing costs	(2,385)	—	(337)
Cash payments for principal portion of lease liability	(5,363)	(6,672)	(6,545)
Other, net	2,353	—	—
Net cash used in financing activities	(173,712)	(122,874)	(171,904)

Net change in cash, cash equivalents and restricted cash	(13,187)	(21,390)	(123,215)
Cash, cash equivalents and restricted cash - beginning of period	137,347	158,737	281,952
Cash, cash equivalents and restricted cash - end of period	$124,160	$137,347	$158,737

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, partners’ deficit, and cash flows for each of the three years in the period ended July 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Kansas City, Missouri

September 27, 2024

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $10,678 and $11,126 of restricted cash at July 31, 2024 and 2023, respectively)	$123,732	$137,245
Accounts and notes receivable, net	120,627	159,379
Inventories	96,032	98,104
Price risk management asset	5,925	11,966
Prepaid expenses and other current assets	28,438	29,113
Total current assets	374,754	435,807

Property, plant and equipment, net	604,954	615,174
Goodwill, net	257,006	257,006
Intangible assets (net of accumulated amortization of $358,895 and $349,614 at July 31, 2024 and 2023, respectively)	112,155	106,615
Operating lease right-of-use assets	47,620	57,839
Other assets, net	61,813	58,838
Total assets	$1,458,302	$1,531,279

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$33,829	$35,115
Current portion of long-term debt	2,510	2,597
Current operating lease liabilities	22,448	24,600
Other current liabilities	183,896	196,966
Total current liabilities	242,683	259,278

Long-term debt	1,461,008	1,456,184
Operating lease liabilities	26,006	34,235
Other liabilities	27,267	29,084
Contingencies and commitments (Note P)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2024 and 2023)	651,349	651,349

Deficit:
Limited partners	(944,337)	(892,717)
General partner	(7,733)	(7,217)
Accumulated other comprehensive income	2,059	1,083
Total deficit	(950,011)	(898,851)
Total liabilities, mezzanine and deficit	$1,458,302	$1,531,279

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2024	2023	2022
Revenues:
Propane and other gas liquids sales	$1,731,439	$1,916,892	$2,017,879
Other	105,677	109,573	96,661
Total revenues	1,837,116	2,026,465	2,114,540

Costs and expenses:
Cost of sales - propane and other gas liquids sales	841,490	1,003,357	1,174,004
Cost of sales - other	12,481	15,913	12,509
Operating expense - personnel, vehicle, plant and other	601,602	577,520	520,603
Operating expense - equipment lease expense	21,585	23,252	23,094
Depreciation and amortization expense	98,471	93,370	89,897
General and administrative expense	50,327	70,649	52,767
Non-cash employee stock ownership plan compensation charge	3,234	2,935	3,170
Loss (gain) on asset sales and disposals	2,819	5,691	(6,618)

Operating income	205,107	233,778	245,114

Interest expense	(98,223)	(97,712)	(100,093)
Other income, net	4,168	2,488	7,084

Earnings before income taxes	111,052	138,554	152,105

Income tax expense	634	976	976

Net earnings	$110,418	$137,578	$151,129

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended July 31,
	2024	2023	2022
Net earnings	$110,418	$137,578	$151,129
Other comprehensive income (loss):
Change in value of risk management derivatives	3,448	(48,034)	68,950
Reclassification of (gains) losses on derivatives to earnings, net	(2,472)	10,810	(120,429)
Other comprehensive income (loss):	976	(37,224)	(51,479)
Comprehensive income	$111,394	$100,354	$99,650

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2021	$(887,043)	$(8,886)	$89,786	$(806,143)
Contributions in connection with non-cash ESOP compensation charges	3,138	32	—	3,170
Distributions	(119,216)	—	—	(119,216)
Net earnings allocated to preferred units	(65,287)	—	—	(65,287)
Net earnings	150,262	867	—	151,129
Other comprehensive loss	—	—	(51,479)	(51,479)
Balance at July 31, 2022	(918,146)	(7,987)	38,307	(887,826)
Contributions in connection with non-cash ESOP compensation charges	2,905	30	—	2,935
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(64,314)	—	—	(64,314)
Net earnings	136,838	740	—	137,578
Other comprehensive loss	—	—	(37,224)	(37,224)
Balance at July 31, 2023	(892,717)	(7,217)	1,083	(898,851)
Contributions in connection with non-cash ESOP compensation charges	3,201	33	—	3,234
Distributions	(100,000)	(1,010)	—	(101,010)
Net earnings allocated to preferred units	(64,778)	—	—	(64,778)
Net earnings	109,957	461	—	110,418
Other comprehensive income	—	—	976	976
Balance at July 31, 2024	$(944,337)	$(7,733)	$2,059	$(950,011)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$110,418	$137,578	$151,129
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	98,471	93,370	89,897
Non-cash employee stock ownership plan compensation charge	3,234	2,935	3,170
Loss (gain) on asset sales and disposals	2,819	5,691	(6,618)
Provision for expected credit losses	1,518	1,228	1,847
Other	8,754	8,120	6,857
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	37,234	(10,212)	(20,668)
Inventories	2,072	17,083	(26,808)
Prepaid expenses and other current assets	(1,685)	1,631	8,330
Accounts payable	(2,454)	(22,551)	9,223
Accrued interest expense	381	(692)	608
Other current liabilities	(14,437)	(21,406)	(39,828)
Other assets and liabilities	(1,077)	(346)	2,539
Net cash provided by operating activities	245,248	212,429	179,678

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(16,499)	(24,123)	(19,679)
Capital expenditures	(70,856)	(88,915)	(95,249)
Proceeds from sale of assets	2,310	2,264	2,914
Cash payments to construct assets in connection with future lease transactions	—	—	(1,425)
Cash receipts in connection with leased vehicles	—	—	1,663
Net cash used in investing activities	(85,045)	(110,774)	(111,776)

Cash flows from financing activities:
Distributions to Ferrellgas, Inc.	(1,010)	—	—
Preferred unit distributions	(64,719)	(64,368)	(63,356)
Distributions to Ferrellgas Partners	(100,000)	(50,000)	(119,216)
Payments on long-term debt	(2,592)	(1,836)	(1,670)
Proceeds from short-term borrowings	—	45,000	—
Repayments of short-term borrowings	—	(45,000)	—
Cash paid for principal portion of finance lease liability	(5,363)	(6,672)	(6,545)
Other, net	2,353	—	—
Cash paid for financing costs	(2,385)	—	(337)
Net cash used in financing activities	(173,716)	(122,876)	(191,124)

Net change in cash, cash equivalents and restricted cash	(13,513)	(21,221)	(123,222)
Cash, cash equivalents and restricted cash - beginning of period	137,245	158,466	281,688
Cash, cash equivalents and restricted cash - end of period	$123,732	$137,245	$158,466

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of July 31, 2024, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

(6)   Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 2 to 30 years and recorded within “Depreciation and amortization expense.” Long-lived assets are tested for impairment, using Ferrellgas’ best estimates based on reasonable and supportable assumptions and projections, whenever events or changes in circumstances indicate that the carrying amount of its assets or asset groups might not be recoverable. The recoverability tests for property, plant and equipment are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on management’s plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

(7)   Goodwill

Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment annually during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has one reporting unit for goodwill impairment testing purposes. As of July 31, 2024, this reporting unit contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of the reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit as of the date of the evaluation on a specific identification basis. To the extent the reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2024 and did not incur an impairment loss. The estimated fair value of the reporting unit exceeded its carrying value by approximately 85% in fiscal 2024.

(8)   Intangible assets

Intangible assets with finite useful lives, consisting of customer related assets and non-compete agreements are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from 5 to 15 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets or asset groups might not be recoverable. Indefinite-lived intangible assets are tested for impairment annually on January 31 or more frequently if circumstances dictate. The recoverability tests for definite-lived intangible assets are performed at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability test is performed by determining the carrying value of the asset group and comparing it to the estimated expected undiscounted future cash flows of the asset group. The expected future cash flows are estimated based on management’s plans. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the asset group.

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2024	2023	2022
Current expense	$689	$984	$974
Deferred (benefit) expense	(3)	(3)	7
Income tax expense	$686	$981	$981

Deferred taxes consisted of the following:

	July 31,
	2024	2023
Deferred tax assets (included in Other assets, net)	$4	$4
Deferred tax liabilities (included in Other liabilities)	(3)	(6)
Net deferred tax asset (liability)	$1	$(2)

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2024	2023	2022
Current expense	$637	$979	$969
Deferred (benefit) expense	(3)	(3)	7
Income tax expense	$634	$976	$976

Deferred taxes consisted of the following:

	July 31,
	2024	2023
Deferred tax assets (included in Other assets, net)	$4	$4
Deferred tax liabilities (included in Other liabilities)	(3)	(6)
Net deferred tax asset (liability)	$1	$(2)

(17) Sales taxes

Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(18) Net (loss) earnings per Class A Unitholders’ interest

Net (loss) earnings per Class A unitholders’ interest for Ferrellgas Partners is computed by dividing “Net earnings attributable to Ferrellgas Partners, L.P.,” after deducting the general partner’s approximate 1% interest, by the weighted average number of outstanding Class A Units and the dilutive effect, if any, of outstanding unit options. See Note R “Net (loss) earnings per Class A Unitholders’ interest” for further discussion about these calculations.

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

No new accounting standards were adopted during the year ended July 31, 2024.

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

Propane operations and related equipment sales

During fiscal 2024, Ferrellgas acquired propane distribution assets of one independent distributor, with a value of $18.1 million in the following transaction:

●	Eastern Sierra Propane, based in California, acquired in January 2024.

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

During fiscal 2022, Ferrellgas acquired propane distribution assets, primarily of two independent distributors and a third-party distributor, with an aggregate value of $21.7 million in the following transactions:

●	North Cascades Propane Service, based in Washington, acquired in August 2021;
●	Starlite Propane Gas Corporation, based in New York, acquired in August 2021; and
●	Renovex, Inc., based in Pennsylvania, acquired in June 2022.

These acquisitions were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2024	2023	2022
Cash payments, net of cash acquired	$16,499	$24,123	$19,679
Issuance of liabilities and other costs and considerations	1,585	3,435	2,022
Aggregate fair value of transactions	$18,084	$27,558	$21,701

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2024	2023	2022
Customer tanks, buildings, land and other	$3,263	$10,027	$6,564
Goodwill	—	—	10,153
Customer lists	14,564	15,938	4,259
Non-compete agreements	257	1,593	725
Aggregate fair value of net assets acquired	$18,084	$27,558	$21,701

The estimated fair values and useful lives of assets acquired during fiscal 2024 are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2023 and 2022 are based on internal valuations and included only minor adjustments during the 12-month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

Dispositions

We incurred a loss on asset sales and disposals of $2.8 million and $5.7 million in fiscal 2024 and 2023, respectively. We had a $6.6 million gain on asset sales and disposals in fiscal 2022.

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

The operating partnership

Reserves may be established in order to provide for the proper conduct of the operating partnership’s business, to comply with contractual obligations and restrictions, including the restrictions on distributions in the indentures governing the $650.0 million aggregate principal amount of 5.375% senior notes due 2026 (the “2026 Notes”) and the $825.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”), the credit agreement dated March 30, 2021, as amended from time to time, entered into by the operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors (as amended, the “Credit Agreement”) and the First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., executed on March 30, 2021 (the “OpCo LPA Amendment”), and to provide funds for distributions with respect to any one or more of the next four fiscal quarters. To the extent the operating partnership has available cash for a particular fiscal quarter, distributions of such cash are required to be made within 45 days after the end of such fiscal quarter, subject to the terms of the OpCo LPA Amendment.

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

E.        Supplemental financial statement information

Inventories

Inventories consist of the following:

	July 31, 2024	July 31, 2023
Propane gas and related products	$74,122	$76,996
Appliances, parts and supplies, and other	21,910	21,108
Inventories	$96,032	$98,104

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2024, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 4.2 million gallons of propane at fixed prices, net of contracts to deliver.

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2024	July 31, 2023
Land	Indefinite	$42,698	$42,711
Land improvements	2-20	16,470	16,046
Buildings and improvements	20	91,092	90,356
Vehicles, including transport trailers (1)	8-20	125,751	121,772
Bulk equipment and district facilities	5-30	121,327	121,158
Tanks, cylinders and customer equipment	2-30	848,551	834,775
Computer and office equipment	2-5	96,568	103,703
Construction in progress	n/a	16,003	11,611
		1,358,460	1,342,132
Less: accumulated depreciation		753,506	726,958
Property, plant and equipment, net		$604,954	$615,174

(1)	Includes 11 vehicles under failed sale-leaseback transactions. See the Certain cash flow and non-cash activities section in Note E “Supplemental financial statement information” and Note K “Leases” for additional information.

Depreciation expense totaled $76.7 million, $72.0 million and $71.0 million for fiscal 2024, 2023 and 2022, respectively.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	July 31, 2024	July 31, 2023
Broker margin deposit assets	$6,911	$11,939
Other	21,547	17,196
Prepaid expenses and other current assets	$28,458	$29,135

The operating partnership

Prepaid expenses and other current assets consist of the following:

	July 31, 2024	July 31, 2023
Broker margin deposit assets	$6,911	$11,939
Other	21,527	17,174
Prepaid expenses and other current assets	$28,438	$29,113

Other assets, net

Other assets, net consist of the following:

	July 31, 2024	July 31, 2023
Finance lease ROU assets	$24,789	$24,506
Other	37,024	34,332
Other assets, net	$61,813	$58,838

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	July 31, 2024	July 31, 2023
Accrued interest	$29,392	$29,011
Customer deposits and advances	34,500	36,226
Accrued payroll	27,054	35,075
Accrued insurance	15,307	15,256
Broker margin deposit liability	3,111	6,972
Accrued senior preferred units distributions	17,538	17,452
Other	57,119	57,038
Other current liabilities	$184,021	$197,030

The operating partnership

Other current liabilities consist of the following:

	July 31, 2024	July 31, 2023
Accrued interest	$29,392	$29,011
Customer deposits and advances	34,500	36,226
Accrued payroll	27,054	35,075
Accrued insurance	15,307	15,256
Broker margin deposit liability	3,111	6,972
Accrued senior preferred units distributions	17,538	17,452
Other	56,994	56,974
Other current liabilities	$183,896	$196,966

Shipping and handling expenses

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2024	2023	2022
Operating expense - personnel, vehicle, plant and other	$283,627	$291,268	$244,022
Depreciation and amortization expense	13,231	15,807	14,370
Operating expense - equipment lease expense	13,775	13,165	18,874
Shipping and handling expenses	$310,633	$320,240	$277,266

Cash, cash equivalents and restricted cash

Ferrellgas maintains its cash and cash equivalents in various bank accounts that, at times, may exceed federally insured limits. Ferrellgas’ cash and cash equivalent accounts have been placed with high credit quality financial institutions. For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of July 31, 2024 and 2023 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	July 31, 2024	July 31, 2023
Cash and cash equivalents	$113,482	$126,221
Restricted cash	10,678	11,126
Cash, cash equivalents and restricted cash	$124,160	$137,347

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	July 31, 2024	July 31, 2023
Cash and cash equivalents	$113,054	$126,119
Restricted cash	10,678	11,126
Cash, cash equivalents and restricted cash	$123,732	$137,245

Certain cash flow and non-cash activities

Ferrellgas Partners

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2024	2023	2022
Cash paid for:
Interest	$89,151	$90,349	$91,897
Income taxes	$699	$1,092	$1,018
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,585	$3,435	$2,022
Change in accruals for property, plant and equipment additions	$1,168	$80	$450
Lease liabilities arising from operating ROU assets	$14,204	$10,189	$12,748
Lease liabilities arising from finance ROU assets	$5,356	$671	$2,209
Accrued senior preferred units distributions	$17,538	$17,452	$17,466
Acquisition of assets in failed sale-leaseback	$2,496	$—	$—
Liability in connection with failed sale-leaseback	$2,353	$—	$—

The operating partnership

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2024	2023	2022
Cash paid for:
Interest	$89,151	$90,349	$91,897
Income taxes	$647	$1,087	$1,014
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$1,585	$3,435	$2,022
Change in accruals for property, plant and equipment additions	$1,168	$80	$450
Lease liabilities arising from operating ROU assets	$14,204	$10,189	$12,748
Lease liabilities arising from finance ROU assets	$5,356	$671	$2,209
Accrued senior preferred units distributions	$17,538	$17,452	$17,466
Acquisition of assets in failed sale-leaseback	$2,496	$—	$—
Liability in connection with failed sale-leaseback	$2,353	$—	$—

F.        Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	July 31, 2024	July 31, 2023
Accounts receivable	$123,945	$163,537
Note receivable	2,500	2,500
Allowance for expected credit losses	(5,818)	(6,658)
Accounts and notes receivable, net	$120,627	$159,379

G.        Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2024			July 31, 2023
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$257,006	$—	$257,006	$257,006	$—	$257,006

Intangible assets, net
Amortized intangible assets
Customer-related	$391,135	$(332,841)	$58,294	$376,571	$(324,578)	$51,993
Non-compete agreements	28,894	(26,054)	2,840	28,637	(25,036)	3,601
	420,029	(358,895)	61,134	405,208	(349,614)	55,594

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	51,021	—	51,021
Total intangible assets, net	$471,050	$(358,895)	$112,155	$456,229	$(349,614)	$106,615

Changes in the carrying amount of goodwill are as follows:

Propane operations and
related equipment sales
Balance July 31, 2022	$257,099
Other	(93)
Balance July 31, 2023	257,006
Other	—
Balance July 31, 2024	$257,006

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

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2024	$9,281
2023	8,553
2022	8,089

Estimated amortization expense:

For the year ended July 31,
2025	$7,813
2026	7,253
2027	6,862
2028	6,387
2029	5,912

H.        Debt

Short-term borrowings

Ferrellgas classifies borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of July 31, 2024, we did not have any short-term borrowings. For further discussion, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	July 31, 2024	July 31, 2023
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.5% and 8.3% weighted average interest rate at July 31, 2024 and July 31, 2023, respectively, due 2025 to 2029, net of unamortized discount of $912 and $1,040 at July 31, 2024 and July 31, 2023, respectively	6,151	6,615
Total debt, excluding unamortized debt issuance and other costs	1,481,151	1,481,615
Unamortized debt issuance and other costs	(17,633)	(22,834)
Less: current portion of long-term debt	2,510	2,597
Long-term debt	$1,461,008	$1,456,184

Senior secured revolving credit facility

The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on July 2, 2024 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”), with a maturity date of March 30, 2025, in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. As of July 31, 2024, the operating partnership had no short-term borrowings.

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

Amounts borrowed under the Credit Facility bear interest, at the operating partnership’s option, at either (a) for base rate loans, (i) a base rate determined by reference to the highest of (A) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (B) the NYFRB Rate from time to time plus 0.50% per annum and (C) the Adjusted term Secured Overnight Financing Rate (“SOFR”) for a one-month interest period plus 1.00% per annum plus (ii) a margin of 1.75% to 2.25% per annum depending on total net leverage or (b) for Eurodollar rate loans, (i) a rate determined by reference to the Adjusted term SOFR plus (ii) a margin of 2.75% to 3.25% per annum depending on total net leverage. The operating partnership will be required to pay an undrawn fee to the lenders on the average daily unused amount of the Credit Facility at a rate of 0.50% per annum.

The Credit Agreement contains customary representations, warranties, covenants and events of default and requires the operating partnership to maintain the following covenants:

Financial Covenant	Ratio
Minimum interest coverage ratio (1)	2.50x
Maximum secured leverage ratio (2)	2.50x
Maximum total net leverage ratio (3) (4)	4.75x
(1)	Defined generally as the ratio of adjusted EBITDA to cash interest expense.
(2)	Defined generally as the ratio of total first priority secured indebtedness to adjusted EBITDA.
(3)	Defined generally as the ratio of total indebtedness (net of unrestricted cash, subject to certain limits) to adjusted EBITDA.
(4)	Was 5.00x immediately prior to the quarter ended April 30, 2023

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, redemptions of Preferred Units conditional to a refinancing event, and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 4.75 to 1.0. The Credit Agreement, as amended on July 2, 2024, restricts the transfer of cash from the operating partnership to Ferrellgas Partners to make distributions. Therefore, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. As of July 31, 2024, the operating partnership is in compliance with all of its debt covenants.

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

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of July 31, 2024, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2025	$2,510
2026	652,128
2027	1,210
2028	825,810
2029	405
Thereafter	—
Total	$1,482,063

On July 10, 2024, letters of credit in an aggregate principal amount of $124.5 million were issued to the surety providers under an appeal bond. See Note P “Contingencies and commitments” for further information. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at July 31, 2024 and 2023 totaled $193.4 million and $74.0 million, respectively. Due to the timing of the maturity date of the Credit Facility noted above and the letters of credit which it secures, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Annual Report. Our consolidated financial statements were prepared under the assumption that we will continue as a going concern. We have developed and received internal approval on a plan to refinance and/or extend the maturity date for the Credit Facility. External advisors have been engaged to assist in this process, in addition to evaluating other options related to our capital structure and debt maturities. The Company believes that it is probable that the plans will be successfully implemented prior to the maturity date of the Credit Facility, and these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern.

At July 31, 2024, Ferrellgas had an available borrowing capacity under its Credit Facility of $117.5 million. Assets subject to lien under the Credit Facility were $316.8 million as of July 31, 2024. During fiscal 2024, fiscal 2023, and fiscal 2022, Ferrellgas incurred undrawn and commitment fees of $1.0 million, $1.3 million, and $1.1 million, respectively.

I.        Preferred units

On March 30, 2021, pursuant to an Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million. As of July 31, 2024 and 2023, these 700,000 Preferred Units are classified in the “Mezzanine Equity” section of the consolidated balance sheets.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at July 31, 2024 and 2023, are immaterial to the financial statements.

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

During fiscal 2024, quarterly distributions aggregating to $64.7 million were paid in cash to holders of Preferred Units. This included $2.0 million of Additional Amounts (as defined below) payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2024, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2024. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through July 31, 2024.

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

Class A Units

As of July 31, 2024 and 2023, Class A Units were beneficially owned by the following:

	July 31, 2024	July 31, 2023
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR.”
(2)	James E. Ferrell was the Chief Executive Officer and President of our general partner and Chairman of the Board of Directors of our general partner through July 31, 2023. In fiscal 2024, he was the Executive Chairman of the Board of Directors of our general partner. Effective August 5, 2024, he was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the years ended July 31, 2024, 2023 and 2022, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distributions during the year ended July 31, 2024. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A unitholders. See Note H "Debt" for more information.

Ferrellgas Partners made aggregate cash distributions of approximately $99.9 million, $49.9 million, and $100.0 million to its Class B Unitholders during the years ended July 31, 2024, 2023, and 2022, respectively. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class B unitholders. See Note H "Debt" and Note R “Net earnings (loss) per unitholders’ interest” for additional information.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note N “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2024 and 2023.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the years ended July 31, 2024 and 2023, the general partner made non-cash contributions of $65.0 thousand and $59.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions:

The operating partnership has recognized the following distributions:

	For the year ended July 31,
	2024	2023	2022
Ferrellgas Partners	$100,000	$50,000	$119,216
General partner	1,010	—	—

See additional discussions about transactions with related parties in Note O “Transactions with related parties.”

Accumulated other comprehensive income (loss) (“AOCI”)

See Note N “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2024 and 2023.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest (excluding the interest attributable to the Preferred Units) concurrent with the issuance of other additional equity.

During the years ended July 31, 2024 and 2023, the general partner made non-cash contributions of $33.0 and $30.0 thousand, respectively, to the operating partnership to maintain its 1.0101% general partner interest.

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

As of July 31, 2024, Ferrellgas has 11 vehicles under what would have been deemed finance leases resulting in failed sale-leaseback transactions. The related finance obligation is included in Other current liabilities and Other liabilities in the consolidated balance sheet for fiscal 2024. See the Property, plant and equipment, net and Certain cash flow and non-cash activities sections in Note E “Supplemental financial statement information” for additional information.

Ferrellgas’ real estate leases will often have an option to extend the lease, but it is typically not reasonably certain of exercising extension options. As customer demand changes over time, Ferrellgas typically maintains the ability to move to more advantageous locations, relocate to other leased and owned locations, or discontinue service from particular locations.

The following table provides the operating and financing ROU assets and lease liabilities as of July 31, 2024 and 2023:

Leases	Classification	July 31, 2024	July 31, 2023
Assets
Operating lease assets	Operating lease ROU assets	$47,620	$57,839
Financing lease assets	Other assets, net	24,789	24,506
Total leased assets		$72,409	$82,345

Liabilities
Current
Operating	Current operating lease liabilities	$22,448	$24,600
Financing	Other current liabilities	8,726	6,224
Noncurrent
Operating	Operating lease liabilities	26,006	34,235
Financing	Other liabilities	17,300	19,623
Total leased liabilities		$74,480	$84,682

The following table provides the lease expenses for the years ended July 31, 2024, 2023 and 2022:

		For the year ended July 31,
Leases expense	Classification	2024	2023	2022
Operating lease expense	Operating expense - personnel, vehicle, plant and other	$9,166	$7,194	$6,832
	Operating expense - equipment lease expense	20,727	19,724	20,291
	Cost of sales - propane and other gas liquids sales	—	990	1,630
	General and administrative expense	347	1,605	1,587
Total operating lease expense		30,240	29,513	30,340

Short-term expense	Operating expense - personnel, vehicle, plant and other	9,952	10,654	9,231
	General and administrative expense	351	342	271
Total short-term expense		10,303	10,996	9,502

Variable lease expense	Operating expense - personnel, vehicle, plant and other	1,168	3,032	3,096
	Operating expense - equipment lease expense	745	2,588	2,162
Total variable lease expense		1,913	5,620	5,258

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	7,128	7,540	6,660
Interest on lease liabilities	Interest expense	2,110	2,514	2,905
Total finance lease expense		9,238	10,054	9,565

Total lease expense		$51,694	$56,183	$54,665

Minimum annual payments under existing operating and finance lease liabilities as of July 31, 2024 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2025	$23,393	$9,861	$33,254
2026	11,903	9,107	21,010
2027	7,072	6,158	13,230
2028	4,874	1,337	6,211
2029	3,350	808	4,158
Thereafter	7,513	3,994	11,507
Total lease payments	$58,105	$31,265	$89,370
Less: Imputed interest	(9,651)	(5,239)	(14,890)
Present value of lease liabilities	$48,454	$26,026	$74,480

The following table represents the weighted-average remaining lease term and discount rate as of July 31, 2024 and 2023, respectively:

	As of July 31, 2024		As of July 31, 2023
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.2	7.4%	4.7	7.7%
Finance leases	4.2	7.6%	3.4	8.3%

Cash flow information is presented below:

	For the year ended July 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$29,019	$29,251	$32,699

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$9,377	$9,117	$9,475
Financing cash flows	$5,363	$6,672	$6,545

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

Ferrellgas charges other amounts to customers associated with the delivery of propane including hazardous materials fees and fuel surcharge fees. In some regions, Ferrellgas also sells appliances and related parts and fittings as well as other retail propane related services. Ferrellgas charges, on an annual basis, tank and equipment rental charges for customers that are using our equipment to store propane. Other revenues associated with deliveries of propane are earned at the time product is delivered. Revenues associated with sales of appliances and other materials or services are earned at the time of delivery or installation. Over time, revenues associated with tank and equipment rentals are recognized on a straight-line basis over one year, which is generally the term of the underlying rental agreement.

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

	For the year ended July 31,
	2024	2023	2022
Retail - Sales to End Users	$1,206,226	$1,374,089	$1,446,857
Wholesale - Sales to Resellers	510,756	525,529	549,058
Other Gas Sales	14,457	17,274	21,964
Other	105,677	109,573	96,661
Propane and related equipment revenues	$1,837,116	$2,026,465	$2,114,540

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	For the year ended July 31,
	2024	2023	2022
Contract assets	$6,199	$10,263	$11,935
Contract liabilities
Deferred revenue (1)	$50,175	$51,516	$47,929
(1)	Of the beginning balance of deferred revenue, $39.5 and $37.9 million was recognized as revenue during the years ended July 31, 2024 and 2023, respectively. The unrecognized balance relates to even-pay billing amounts, for which revenue is typically fully recognized in the following fiscal year and varies primarily due to weather conditions and customer orders.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

M.        Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2024 and 2023:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2024:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$6,519	$—	$6,519
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,460)	$—	$(4,460)

July 31, 2023:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$12,165	$—	$12,165
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(11,082)	$—	$(11,082)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2, or 3 during the years ended July 31, 2024 and 2023.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2024 and July 31, 2023, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,416.8 million and $1,318.9 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the years ended July 31, 2024 and 2023, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2024 and 2023:

	Final	July 31, 2024
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2025
Commodity derivatives-propane		Price risk management asset	$5,925	Other current liabilities	$4,379
Commodity derivatives-propane		Other assets, net	594	Other liabilities	81
		Total	$6,519	Total	$4,460

	Final	July 31, 2023
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2024
Commodity derivatives-propane		Price risk management asset	$11,966	Other current liabilities	$9,554
Commodity derivatives-propane		Other assets, net	199	Other liabilities	1,528
		Total	$12,165	Total	$11,082

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against the cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2024 and July 31, 2023, respectively:

	July 31, 2024
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,911	Other current liabilities	$3,111
	Other assets, net	824	Other liabilities	438
	Total	$7,735	Total	$3,549

	July 31, 2023
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$11,939	Other current liabilities	$6,972
	Other assets, net	1,965	Other liabilities	—
	Total	$13,904	Total	$6,972

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2024, 2023 and 2022 due to derivatives designated as cash flow hedging instruments:

For the year ended July 31, 2024
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$3,448	Cost of sales - propane and other gas liquids sales	$2,472	$—

For the year ended July 31, 2023
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(48,034)	Cost of sales - propane and other gas liquids sales	$(10,810)	$—

For the year ended July 31, 2022
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$68,950	Cost of sales - propane and other gas liquids sales	$120,429	$—

Accumulated other comprehensive income (loss)

Ferrellgas partners

The changes in derivatives included in AOCI for the years ended July 31, 2024, 2023 and 2022 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2024	2023	2022
Beginning balance attributable to Ferrellgas Partners, L.P.	$1,059	$37,907	$88,866
Change in value of risk management commodity derivatives	3,448	(48,034)	68,950
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(2,472)	10,810	(120,429)
Less: amount attributable to noncontrolling interests	10	(376)	(520)
Ending balance attributable to Ferrellgas Partners, L.P.	$2,025	$1,059	$37,907

The operating partnership

The changes in derivatives included in AOCI for the years ended July 31, 2024, 2023 and 2022 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2024	2023	2022
Beginning balance	$1,083	$38,307	$89,786
Change in value of risk management commodity derivatives	3,448	(48,034)	68,950
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(2,472)	10,810	(120,429)
Ending balance	$2,059	$1,083	$38,307

Ferrellgas expects to reclassify net gains of approximately $1.5 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2024, 2023 and 2022, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2024, Ferrellgas had financial derivative contracts covering 3.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2024, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2024.

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

	For the year ended July 31,
	2024	2023	2022
Operating expense	$316,056	$310,652	$275,326

General and administrative expense	$35,386	$32,168	$28,943

See additional discussions about transactions with the general partner and related parties in Note J “Equity (Deficit).”

Issuance of letters of credit on behalf of Ferrellgas Partners by the operating partnership

As described in Note H “Debt” and Note P “Contingencies and commitments,” the Operating partnership guaranteed the issuance of an aggregate principal amount of $124.5 million in letters of credit to the surety providers under an appeal bond posted on behalf of Ferrellgas Partners.

Term loan credit agreement between Ferrellgas Partners and the operating partnership

In fiscal 2022, Ferrellgas Partners repaid the operating partnership the full amount of the term loan of $15.3 million, which represented the outstanding principal and accrued interest. Additionally, Ferrellgas Partners paid the operating partnership $3.9 million for separate intercompany receivables related to expenses incurred during the 2021 debt transactions.

P.        Contingencies and commitments

Litigation

Ferrellgas’ policy is to expense litigation costs as incurred. Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to the handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations and cash flows, except that management is continuing to evaluate the potential effects of the recent judgement in the EDPA Lawsuit discussed below.

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

On June 7, 2024, the Court entered an Order and Judgment (the “Judgment”) in the EDPA Lawsuit. The Judgment was in favor of all defendants on Eddystone’s alter ego and fiduciary duty claims. Further, the Judgment was in favor of Ferrellgas, L.P. and certain other defendants on Eddystone’s intentional and constructive fraudulent transfer claims. However, on Eddystone’s intentional and constructive fraudulent transfer claims, Judgment was entered against Bridger Energy, LLC in the amount of $0.9 million, Bridger Transportation, LLC in the amount of $1.4 million, and Ferrellgas Partners, L.P and Bridger in the amount of $169.3 million. Ferrellgas and the other defendants are evaluating the Judgment and considering their options and have begun the process to appeal the Judgment, as further described below. Based on advice it has received from counsel regarding its strong grounds for appeal and the technical merits of the appeal, including what they believe to be misapplication of law, at this time management does not believe a loss is probable, as that term is defined in ASC 450-20, nor does it believe a loss is reasonably estimable. We currently estimate the range of possible loss, if any, to be from $0 to the amount of the Judgment, plus post-Judgment interest. As this evaluation is complex and involves many factors, currently we are not able to determine an amount within the foregoing range that is a better estimate than any other amount. Accrual of a loss contingency is not recorded until a loss is determined to be both probable and reasonably estimable.

Ferrellgas Partners, Bridger, Bridger Energy, LLC and Bridger Transportation, LLC (collectively, the “Appellants”) filed their notice of appeal on July 3, 2024 to appeal the Judgment to the U.S. Court of Appeals for the Third Circuit. On July 9, 2024, the District Court approved an order approving an appeal bond on behalf of Ferrellgas Partners, Bridger Energy, and Bridger Transportation (the “Bonded Appellants”) in the amount of $190 million (the “Appeal Bond”) and granting a stay of execution with respect to the Bonded Appellants.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing our senior notes. See Note H “Debt” for a description of these debt obligations and a schedule of future maturities.

Tax matters

The Company has received a tax assessment related to multiple years from a local taxing jurisdiction for underpaid use tax. We have filed a Petition for Redetermination and Request for Reconsideration at the local tax administration office as we believe we have meritorious defenses. The Company has not accrued a loss contingency related to this assessment as we do not believe a loss is probable.

Q.        Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust (the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation charges were $3.2 million, $2.9 million and $3.2 million during fiscal 2024, 2023 and 2022, respectively. Ferrellgas is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions, net of forfeitures, for fiscal 2024, 2023 and 2022 were $4.8 million, $4.9 million and $5.4 million, respectively.

R.       Net (loss) earnings per Unitholders’ interest

Below is a calculation of the basic and diluted net (loss) earnings per Class A Unitholders’ interest in the consolidated statements of operations for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net (loss) earnings per Class A Unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. Due to the seasonality of Ferrellgas’ business, the dilutive effect of the two-class method typically impacts only the three months ended January 31.

There was not a dilutive effect resulting from this guidance on basic and diluted net (loss) earnings per Class A Unitholders’ interest for fiscal 2024, 2023 and 2022.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

Calculation of basic and diluted net (loss) earnings per Class A Units

	For the year ended July 31,
	2024	2023	2022

	(in thousands, except per unit amounts)
Net earnings attributable to Ferrellgas Partners, L.P.	$110,216	$136,881	$147,993
Less: Distributions to preferred unitholders	64,778	64,314	65,287
Less: Distributions to Class B unitholders	99,996	49,998	99,996
Less: Allocation of undistributed net earnings to Class B units	—	11,030	—
Less: General partner’s interest in net earnings	1,102	1,368	1,480
Undistributed net (loss) earnings attributable to Class A unitholders	$(55,660)	$10,171	$(18,770)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6
Basic and diluted net (loss) earnings per Class A Unit	$(11.46)	$2.09	$(3.86)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Partners Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2024 and 2023, the related statements of operations, stockholder’s equity (deficit), and cash flows for each of the three years in the period ended July 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Kansas City, Missouri

September 27, 2024

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31, 2024	July 31, 2023
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	42,843	42,207
Accumulated deficit	(43,843)	(43,207)
Total stockholder’s equity	—	—
Total liabilities and equity	$—	$—

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2024	2023	2022
General and administrative expense	$636	$1,015	$2,706

Net loss	$(636)	$(1,015)	$(2,706)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity (deficit)
July 31, 2021	1,000	$1,000	$39,486	$(39,486)	$1,000
Net loss	—	—	—	(2,706)	(2,706)
July 31, 2022	1,000	1,000	39,486	(42,192)	(1,706)
Capital contribution	—	—	2,721	—	2,721
Net loss	—	—	—	(1,015)	(1,015)
July 31, 2023	1,000	1,000	42,207	(43,207)	—
Capital contribution	—	—	636	—	636
Net loss	—	—	—	(636)	(636)
July 31, 2024	1,000	$1,000	$42,843	$(43,843)	$—

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(636)	$(1,015)	$(2,706)
Changes in operating assets and liabilities:
Other current liabilities	—	(1,706)	1,706
Cash used in operating activities	(636)	(2,721)	(1,000)

Cash flows from financing activities:
Capital contribution	636	2,721	—
Cash provided by financing activities	636	2,721	—

Net change in cash	—	—	(1,000)
Cash - beginning of period	—	—	1,000
Cash - end of period	$—	$—	$—

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

B.     Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of July 31, 2024 and 2023, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

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

Due to the inability of the Partners Finance Corp. to utilize the deferred tax benefit of $8,605 associated with the net operating loss carryforward of $40,976 generated during and prior to fiscal 2024, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2024 or 2023, and there is no net deferred tax asset as of July 31, 2024 and 2023. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2024 and 2023, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no  critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Kansas City, Missouri

September 27, 2024

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31, 2024	July 31, 2023
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	105,241	104,564
Accumulated deficit	(106,241)	(105,564)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2024	2023	2022
General and administrative expense	$677	$636	$2,400

Net loss	$(677)	$(636)	$(2,400)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2021	1,000	$1,000	$102,628	$(102,528)	$1,100
Capital contribution	—	—	1,300	—	1,300
Net loss	—	—	—	(2,400)	(2,400)
July 31, 2022	1,000	1,000	103,928	(104,928)	—
Capital contribution	—	—	636	—	636
Net loss	—	—	—	(636)	(636)
July 31, 2023	1,000	1,000	104,564	(105,564)	—
Capital contribution	—	—	677	—	677
Net loss	—	—	—	(677)	(677)
July 31, 2024	1,000	$1,000	$105,241	$(106,241)	$—

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(677)	$(636)	$(2,400)
Cash used in operating activities	(677)	(636)	(2,400)

Cash flows from financing activities:
Capital contribution	677	636	1,300
Cash provided by financing activities	677	636	1,300

Net change in cash	—	—	(1,100)
Cash - beginning of period	—	—	1,100
Cash - end of period	$—	$—	$—

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

B.     Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of July 31, 2024 and 2023, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021. Finance Corp. is also liable for borrowings under the operating partnership’s Credit Facility, which matures on March 30, 2025. Due to the timing of the maturity date of the Credit Facility and the $193.4 million in letters of credit which it secures as of July 31, 2024, there is substantial doubt about Finance Corp.’s ability to continue as a going concern for at least one year from the date of issuance of this Annual Report. Its financial statements were prepared under the assumption that it will continue as a going concern. We have developed and received internal approval on a plan to refinance and/or extend the maturity date for the Credit Facility. External advisors have been engaged to assist in this process, in addition to evaluating other options related to our capital structure and debt maturities. Finance Corp. believes that it is probable that the plans will be successfully implemented prior to the maturity date of the Credit Facility, and these plans will alleviate the substantial doubt about Finance Corp.’s ability to continue as a going concern.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $22,126 associated with the net operating loss carryforward of $105,362 generated during and prior to fiscal 2024, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2024 or 2023, and there is no net deferred tax asset as of July 31, 2024 and 2023. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

D.     Subsequent events

Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2024, and 2023 and Statements of Operations and Cash Flows for the years ended July 31, 2024, 2023 and 2022	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2024, 2023 and 2022	S-5

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2024, 2023 and 2022	S-6

Schedule I

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)

	July 31, 2024	July 31, 2023
ASSETS

Cash and cash equivalents	$428	$102
Prepaid expenses and other current assets	20	22
Total assets	$448	$124

LIABILITIES AND PARTNERS’ DEFICIT

Other current liabilities	$125	$64
Investment in Ferrellgas, L.P.	942,312	891,658

Partners’ deficit
Class A (4,857,605 units outstanding at 2024 and 2023)	(1,256,946)	(1,205,103)
Class B (1,300,000 units outstanding at 2024 and 2023)	383,012	383,012
General partner unitholder (49,496 units outstanding at 2024 and 2023)	(70,080)	(70,566)
Accumulated other comprehensive income	2,025	1,059
Total Ferrellgas Partners, L.P. partners’ deficit	(941,989)	(891,598)
Total liabilities and partners’ deficit	$448	$124

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2024	2023	2022
Equity in earnings of Ferrellgas, L.P.	$109,957	$136,838	$150,262
Operating, general and administrative expense	(12)	(89)	(13)

Operating income	109,945	136,749	150,249

Other income (expense), net	323	137	(2,251)
Income tax expense	(52)	(5)	(5)

Net earnings	110,216	136,881	147,993

Less: Distributions to Class B Unitholders	99,996	49,998	99,996

Net earnings attributable to Ferrellgas, L.P.	$10,220	$86,883	$47,997

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$110,216	$136,881	$147,993
Reconciliation of net earnings to net cash used in operating activities:
Other	63	(214)	(16,944)
Equity in earnings of Ferrellgas, L.P.	(109,957)	(136,838)	(150,262)
Net cash provided by (used in) operating activities	322	(171)	(19,213)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	100,000	50,000	119,216
Net cash provided by investing activities	100,000	50,000	119,216

Cash flows from financing activities:
Distributions paid to Class B unitholders	(99,996)	(49,998)	(99,996)
Net cash used in financing activities	(99,996)	(49,998)	(99,996)

Net increase (decrease) in cash and cash equivalents	326	(169)	7
Cash and cash equivalents - beginning of year	102	271	264
Cash and cash equivalents - end of year	$428	$102	$271

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2024
Allowance for credit losses	$6,658	$1,518	$(2,358)	(1)	$5,818
Year ended July 31, 2023
Allowance for credit losses	$6,692	$1,228	$(1,262)	(1)	$6,658
Year ended July 31, 2022
Allowance for credit losses	$17,256	$1,847	$(12,411)	(1)	$6,692
(1)	Uncollectible accounts written off, net of recoveries.

Schedule II

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2024
Allowance for credit losses	$6,658	$1,518	$(2,358)	(1)	$5,818
Year ended July 31, 2023
Allowance for credit losses	$6,692	$1,228	$(1,262)	(1)	$6,658
Year ended July 31, 2022
Allowance for credit losses	$17,256	$1,847	$(12,411)	(1)	$6,692
(1)	Uncollectible accounts written off, net of recoveries.

.