Form 10-Q
period 2024-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2024-12-20
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

At November 29, 2024, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended October 31, 2024 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	October 31, 2024	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $10,626 and $10,678 of restricted cash at October 31, 2024 and July 31, 2024, respectively)	$47,625	$124,160
Accounts and notes receivable, net	139,694	120,627
Inventories	101,055	96,032
Prepaid expenses and other current assets	50,390	34,383
Total current assets	338,764	375,202

Property, plant and equipment, net	607,210	604,954
Goodwill, net	257,155	257,006
Intangible assets (net of accumulated amortization of $361,104 and $358,895 at October 31, 2024 and July 31, 2024, respectively)	112,163	112,155
Operating lease right-of-use assets	43,145	47,620
Other assets, net	55,215	61,813
Total assets	$1,413,652	$1,458,750

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$46,435	$33,829
Current portion of long-term debt	2,387	2,510
Current operating lease liabilities	20,564	22,448
Other current liabilities	287,764	184,021
Total current liabilities	357,150	242,808

Long-term debt	1,462,019	1,461,008
Operating lease liabilities	23,563	26,006
Other liabilities	28,091	27,267
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at October 31, 2024 and July 31, 2024)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at October 31, 2024 and July 31, 2024)	(1,417,381)	(1,256,946)
Class B (1,300,000 units outstanding at October 31, 2024 and July 31, 2024)	383,012	383,012
General partner unitholder (49,496 units outstanding at October 31, 2024 and July 31, 2024)	(71,701)	(70,080)
Accumulated other comprehensive income	6,853	2,025
Total Ferrellgas Partners, L.P. deficit	(1,099,217)	(941,989)
Noncontrolling interest	(9,303)	(7,699)
Total deficit	(1,108,520)	(949,688)
Total liabilities, mezzanine and deficit	$1,413,652	$1,458,750

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended October 31,
	2024	2023
Revenues:
Propane and other gas liquids sales	$336,798	$338,934
Other	27,287	32,079
Total revenues	364,085	371,013

Costs and expenses:
Cost of sales - propane and other gas liquids sales	164,356	172,180
Cost of sales - other	4,446	4,441
Operating expense - personnel, vehicle, plant and other	148,174	144,646
Operating expense - equipment lease expense	5,504	5,376
Depreciation and amortization expense	24,325	24,404
General and administrative expense	137,926	12,825
Non-cash employee stock ownership plan compensation charge	853	720
Loss on asset sales and disposals	1,427	1,335

Operating (loss) income	(122,926)	5,086

Interest expense	(26,081)	(24,161)
Other income, net	857	1,336

Loss before income taxes	(148,150)	(17,739)

Income tax expense	180	162

Net loss	(148,330)	(17,901)

Net loss attributable to noncontrolling interest	(1,662)	(345)

Net loss attributable to Ferrellgas Partners, L.P.	$(146,668)	$(17,556)

Class A unitholders’ interest in net loss (Note M)	$(161,433)	$(33,632)

Basic and diluted net loss per Class A Unit (Note M)	$(33.23)	$(6.92)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2024	2023
Net loss	$(148,330)	$(17,901)
Other comprehensive income (loss):
Change in value of risk management derivatives	4,190	(13,472)
Reclassification of losses on derivatives to earnings, net	687	3,184
Other comprehensive income (loss):	4,877	(10,288)
Comprehensive loss	(143,453)	(28,189)
Comprehensive loss attributable to noncontrolling interest	1,613	449
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(141,840)	$(27,740)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	deficit	interest	deficit
Balance at July 31, 2024	4,857.6	1,300.0	49.5	$(1,256,946)	$383,012	$(70,080)	$2,025	$(941,989)	$(7,699)	$(949,688)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	836	—	8	—	844	9	853
Net earnings allocated to preferred units	—	—	—	(16,070)	—	(162)	—	(16,232)	—	(16,232)
Net loss	—	—	—	(145,201)	—	(1,467)	—	(146,668)	(1,662)	(148,330)
Other comprehensive income	—	—	—	—	—	—	4,828	4,828	49	4,877
Balance at October 31, 2024	4,857.6	1,300.0	49.5	$(1,417,381)	$383,012	$(71,701)	$6,853	$(1,099,217)	$(9,303)	$(1,108,520)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2023	4,857.6	1,300.0	49.5	$(1,205,103)	$383,012	$(70,566)	$1,059	$(891,598)	$(7,193)	$(898,791)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	706	—	7	—	713	7	720
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(17,381)	—	(175)	—	(17,556)	(345)	(17,901)
Other comprehensive loss	—	—	—	—	—	—	(10,184)	(10,184)	(104)	(10,288)
Balance at October 31, 2023	4,857.6	1,300.0	49.5	$(1,237,866)	$383,012	$(70,897)	$(9,125)	$(934,876)	$(7,635)	$(942,511)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(148,330)	$(17,901)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	24,325	24,404
Non-cash employee stock ownership plan compensation charge	853	720
Loss on asset sales and disposals	1,427	1,335
Provision for expected credit losses	272	676
Other	2,746	2,114
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(19,339)	8,199
Inventories	(5,023)	(7,725)
Prepaid expenses and other current assets	(11,498)	(13,890)
Accounts payable	12,687	11,185
Accrued interest expense	(21,769)	(21,734)
Other current liabilities	123,319	(7,543)
Other assets and liabilities	6,053	1,306
Net cash used in operating activities	(34,277)	(18,854)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,686)	—
Capital expenditures	(22,004)	(23,547)
Proceeds from sale of assets	556	480
Net cash used in investing activities	(25,134)	(23,067)

Cash flows from financing activities:
Preferred unit distributions	(15,568)	(15,610)
Payments on long-term debt	(1,224)	(1,224)
Cash paid for financing costs	(1,072)	—
Cash payments for principal portion of lease liability	(2,128)	(1,809)
Other, net	2,868	—
Net cash used in financing activities	(17,124)	(18,643)

Net change in cash, cash equivalents and restricted cash	(76,535)	(60,564)
Cash, cash equivalents and restricted cash - beginning of period	124,160	137,347
Cash, cash equivalents and restricted cash - end of period	$47,625	$76,783

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31, 2024	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $10,626 and $10,678 of restricted cash at October 31, 2024 and July 31, 2024, respectively)	$47,193	$123,732
Accounts and notes receivable, net	139,694	120,627
Inventories	101,055	96,032
Prepaid expenses and other current assets	50,369	34,363
Total current assets	338,311	374,754

Property, plant and equipment, net	607,210	604,954
Goodwill, net	257,155	257,006
Intangible assets (net of accumulated amortization of $361,104 and $358,895 at October 31, 2024 and July 31, 2024, respectively)	112,163	112,155
Operating lease right-of-use assets	43,145	47,620
Other assets, net	55,215	61,813
Total assets	$1,413,199	$1,458,302

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$46,435	$33,829
Current portion of long-term debt	2,387	2,510
Current operating lease liabilities	20,564	22,448
Other current liabilities	287,639	183,896
Total current liabilities	357,025	242,683

Long-term debt	1,462,019	1,461,008
Operating lease liabilities	23,563	26,006
Other liabilities	28,091	27,267
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at October 31, 2024 and July 31, 2024)	651,349	651,349

Deficit:
Limited partners	(1,106,398)	(944,337)
General partner	(9,386)	(7,733)
Accumulated other comprehensive income	6,936	2,059
Total deficit	(1,108,848)	(950,011)
Total liabilities, mezzanine and deficit	$1,413,199	$1,458,302

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2024	2023
Revenues:
Propane and other gas liquids sales	$336,798	$338,934
Other	27,287	32,079
Total revenues	364,085	371,013

Costs and expenses:
Cost of sales - propane and other gas liquids sales	164,356	172,180
Cost of sales - other	4,446	4,441
Operating expense - personnel, vehicle, plant and other	148,174	144,646
Operating expense - equipment lease expense	5,504	5,376
Depreciation and amortization expense	24,325	24,404
General and administrative expense	137,926	12,826
Non-cash employee stock ownership plan compensation charge	853	720
Loss on asset sales and disposals	1,427	1,335

Operating (loss) income	(122,926)	5,085

Interest expense	(26,081)	(24,161)
Other income, net	852	1,337

Loss before income taxes	(148,155)	(17,739)

Income tax expense	180	144

Net loss	$(148,335)	$(17,883)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2024	2023
Net loss	$(148,335)	$(17,883)
Other comprehensive income (loss):
Change in value of risk management derivatives	4,190	(13,472)
Reclassification of losses on derivatives to earnings, net	687	3,184
Other comprehensive income (loss):	4,877	(10,288)
Comprehensive loss	$(143,458)	$(28,171)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2024	$(944,337)	$(7,733)	$2,059	$(950,011)
Contributions in connection with non-cash ESOP compensation charges	844	9	—	853
Net earnings allocated to preferred units	(16,232)	—	—	(16,232)
Net loss	(146,673)	(1,662)	—	(148,335)
Other comprehensive income	—	—	4,877	4,877
Balance at October 31, 2024	$(1,106,398)	$(9,386)	$6,936	$(1,108,848)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2023	$(892,717)	$(7,217)	$1,083	$(898,851)
Contributions in connection with non-cash ESOP compensation charges	713	7	—	720
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(17,538)	(345)	—	(17,883)
Other comprehensive loss	—	—	(10,288)	(10,288)
Balance at October 31, 2023	$(925,793)	$(7,555)	$(9,205)	$(942,553)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(148,335)	$(17,883)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	24,325	24,404
Non-cash employee stock ownership plan compensation charge	853	720
Loss on asset sales and disposals	1,427	1,335
Provision for expected credit losses	272	676
Other	2,746	2,114
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(19,339)	8,199
Inventories	(5,023)	(7,725)
Prepaid expenses and other current assets	(11,497)	(13,891)
Accounts payable	12,687	11,185
Accrued interest expense	(21,769)	(21,734)
Other current liabilities	123,319	(7,562)
Other assets and liabilities	6,053	1,306
Net cash used in operating activities	(34,281)	(18,856)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,686)	—
Capital expenditures	(22,004)	(23,547)
Proceeds from sale of assets	556	480
Net cash used in investing activities	(25,134)	(23,067)

Cash flows from financing activities:
Preferred unit distributions	(15,568)	(15,610)
Payments on long-term debt	(1,224)	(1,224)
Cash paid for principal portion of finance lease liability	(2,128)	(1,809)
Other, net	2,868	—
Cash paid for financing costs	(1,072)	—
Net cash used in financing activities	(17,124)	(18,643)

Net change in cash, cash equivalents and restricted cash	(76,539)	(60,566)
Cash, cash equivalents and restricted cash - beginning of period	123,732	137,245
Cash, cash equivalents and restricted cash - end of period	$47,193	$76,679

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note F “Preferred units”), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of October 31, 2024, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the three months ended October 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2025.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas’ Annual Report on Form 10-K for fiscal 2024.

B.    Summary of significant accounting policies

(1) Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for expected credit losses, fair value of reporting unit, recoverability of long-lived assets, assumptions used to value business combinations, determination of incremental borrowing rate used to measure right-of-use assets (“ROU assets”) and lease liability, and fair values of derivative contracts.

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

(3) Principles of consolidation and basis of presentation

Certain prior period amounts have been reclassified to conform to the current year presentation.

(4) New accounting standards

Recently adopted accounting pronouncements

No new accounting standards were adopted during the three months ended October 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s Statement of Operations, to provide enhanced transparency to investors. The update may be applied either prospectively or retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt ASU 2024-03 starting with our Form 10-K for the year ended July 31, 2028, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended October 31, 2028. The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	October 31, 2024	July 31, 2024
Propane gas and related products	$79,742	$74,122
Appliances, parts and supplies, and other	21,313	21,910
Inventories	$101,055	$96,032

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2024, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 4.1 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	October 31, 2024	July 31, 2024
Broker margin deposit assets	$5,959	$6,911
Price risk management asset	9,717	5,925
Other	34,714	21,547
Prepaid expenses and other current assets	$50,390	$34,383

The operating partnership

Prepaid expenses and other current assets consist of the following:

	October 31, 2024	July 31, 2024
Broker margin deposit assets	$5,959	$6,911
Price risk management asset	9,717	5,925
Other	34,693	21,527
Prepaid expenses and other current assets	$50,369	$34,363

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	October 31, 2024	July 31, 2024
Accrued interest	$7,623	$29,392
Customer deposits and advances	41,327	34,500
Accrued payroll	20,545	27,054
Accrued insurance	11,331	15,307
Broker margin deposit liability	5,667	3,111
Accrued senior preferred units distributions	18,106	17,538
Other	183,165	57,119
Other current liabilities	$287,764	$184,021

The operating partnership

Other current liabilities consist of the following:

	October 31, 2024	July 31, 2024
Accrued interest	$7,623	$29,392
Customer deposits and advances	41,327	34,500
Accrued payroll	20,545	27,054
Accrued insurance	11,331	15,307
Broker margin deposit liability	5,667	3,111
Accrued senior preferred units distributions	18,106	17,538
Other	183,040	56,994
Other current liabilities	$287,639	$183,896

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2024	2023
Operating expense - personnel, vehicle, plant and other	$70,347	$73,969
Depreciation and amortization expense	3,871	3,366
Operating expense - equipment lease expense	3,195	3,436
Shipping and handling expenses	$77,413	$80,771

Cash, cash equivalents and restricted cash

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of October 31, 2024 and July 31, 2024 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which may be used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	October 31, 2024	July 31, 2024
Cash and cash equivalents	$36,999	$113,482
Restricted cash	10,626	10,678
Cash, cash equivalents and restricted cash	$47,625	$124,160

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	October 31, 2024	July 31, 2024
Cash and cash equivalents	$36,567	$113,054
Restricted cash	10,626	10,678
Cash, cash equivalents and restricted cash	$47,193	$123,732

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

Ferrellgas Partners

	For the three months ended October 31,
	2024	2023
Cash paid for:
Interest	$45,098	$43,817
Income taxes	$77	$103
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$635	$—
Change in accruals for property, plant and equipment additions	$15	$56
Lease liabilities arising from operating ROU assets	$1,436	$5,078
Lease liabilities arising from finance ROU assets	$9	$1,397
Accrued senior preferred units distributions	$18,106	$17,964
Acquisition of assets in failed sale-leaseback	$3,096	$—
Liability in connection with failed sale-leaseback	$2,868	$—

The operating partnership

	For the three months ended October 31,
	2024	2023
Cash paid for:
Interest	$45,098	$43,817
Income taxes	$77	$85
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$635	$—
Change in accruals for property, plant and equipment additions	$15	$56
Lease liabilities arising from operating ROU assets	$1,436	$5,078
Lease liabilities arising from finance ROU assets	$9	$1,397
Accrued senior preferred units distributions	$18,106	$17,964
Acquisition of assets in failed sale-leaseback	$3,096	$—
Liability in connection with failed sale-leaseback	$2,868	$—

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	October 31, 2024	July 31, 2024
Accounts receivable	$142,745	$123,945
Note receivable	2,500	2,500
Allowance for expected credit losses	(5,551)	(5,818)
Accounts and notes receivable, net	$139,694	$120,627

E.    Debt

Long-term debt

Long-term debt consists of the following:

	October 31, 2024	July 31, 2024
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.8% and 8.5% weighted average interest rate at October 31, 2024 and July 31, 2024, respectively, due 2025 to 2032, net of unamortized discount of $1,151 and $912 at October 31, 2024 and July 31, 2024, respectively	5,689	6,151
Total debt, excluding unamortized debt issuance and other costs	1,480,689	1,481,151
Unamortized debt issuance and other costs	(16,283)	(17,633)
Less: current portion of long-term debt	2,387	2,510
Long-term debt	$1,462,019	$1,461,008

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

On December 5, 2024, the Credit Agreement was amended to, among other things, extend the maturity date from March 30, 2025 to December 31, 2025. On March 31, 2025, in conjunction with the commencement of the Fifth Amendment, the commitment level for the Credit Facility will be reduced from $350.0 million to $308.8 million.

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

Availability under the Credit Facility is, at any time, an amount equal to (a) the lesser of the revolving commitment and the Borrowing Base (as defined below) minus (b) the sum of the aggregate outstanding amount of borrowings under the Credit Facility plus the undrawn amount of outstanding letters of credit under the Credit Facility plus unreimbursed drawings in respect of letters of credit (unless otherwise converted into revolving loans). The “Borrowing Base” equals the sum of: (a) $200.0 million, plus (b) 80% of the eligible accounts receivable of the operating partnership and its subsidiaries, plus (c) 70% of the eligible propane inventory of the operating partnership and its subsidiaries, valued at weighted average cost, less (d) certain reserves, as determined and subject to certain modifications by the administrative agent in its permitted discretion. On March 30, 2025, the Borrowing Base calculation will change in accordance with the December 2024 amendment.

Amounts borrowed under the Credit Facility bear interest, at the operating partnership’s option, at either (a) for base rate loans, (i) a base rate determined by reference to the highest of (A) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (B) the NYFRB Rate from time to time plus 0.50% per annum and (C) the Adjusted term Secured Overnight Financing Rate (“SOFR”) for a one-month interest period plus 1.00% per annum plus (ii) a margin of 1.75% to 2.50% per annum depending on total net leverage or (b) for Eurodollar rate loans, (i) a rate determined by reference to the Adjusted term SOFR plus (ii) a margin of 2.75% to 3.50% per annum depending on total net leverage. The operating partnership will be required to pay an undrawn fee to the lenders on the average daily unused amount of the Credit Facility at a rate of 0.50% per annum.

The Credit Agreement contains customary representations, warranties, covenants and events of default and requires the operating partnership to maintain the following financial covenants:

Financial Covenant	Ratio
Minimum interest coverage ratio (1)	2.50x
Maximum secured leverage ratio (2)	2.50x
Maximum total net leverage ratio (3) (4)	5.25x
(1)	Defined generally as the ratio of adjusted EBITDA to cash interest expense.
(2)	Defined generally as the ratio of total first priority secured indebtedness to adjusted EBITDA.
(3)	Defined generally as the ratio of total indebtedness (net of unrestricted cash, subject to certain limits) to adjusted EBITDA.
(4)	Ratio was 4.75x immediately prior to the quarter ended October 31, 2024. As amended, ratio is 5.25x beginning with the quarter ended October 31, 2024 through the quarter ended January 31, 2025, 4.75x for the quarter ending April 30, 2025 through the quarter ending July 31, 2025, 5.00x for the quarter ending October 31, 2025, and 4.75x for any quarter ending on or after January 31, 2026.

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, redemptions of Preferred Units conditional to a refinancing event, and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 4.75 to 1.0. The Credit Agreement, as amended on July 2, 2024, restricts the transfer of cash from the operating partnership to Ferrellgas Partners to make distributions. Therefore, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. As of October 31, 2024, the operating partnership is in compliance with all of its debt covenants.

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

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of October 31, 2024, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2025	$1,282
2026	652,178
2027	1,310
2028	910
2029	825,550
Thereafter	610
Total	$1,481,840

On July 10, 2024, letters of credit in an aggregate principal amount of $124.5 million were issued to the surety providers under an appeal bond. See Note L “Contingencies and commitments” for further information. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at October 31, 2024 and July 31, 2024 totaled $200.6 million and $193.4 million, respectively. Due to the timing of the March 30, 2025 maturity date of the Credit Facility noted above and the letters of credit which it secures, there was substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of the Company’s fiscal 2024 Annual Report. Our condensed financial statements were prepared under the assumption that we will continue as a going concern. As noted above, the maturity date was subsequently extended to December 31, 2025, which alleviated the substantial doubt about the Company’s ability to continue as a going concern at least one year from the date of issuance of this Quarterly Report.

As of October 31, 2024, Ferrellgas had available borrowing capacity under its Credit Facility of $126.5 million. Assets subject to lien under the Credit Facility were $333.3 million as of October 31, 2024.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at October 31, 2024 and July 31, 2024, are immaterial to the financial statements.

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

On November 15, 2024, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. As of October 31, 2024, the Quarterly Distribution accrued was $18.1 million. The remaining Quarterly Distribution accrual of $2.7 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

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

Protective Provisions

The OpCo LPA Amendment and the Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Amended Ferrellgas Partners LPA”) include, among other things, certain covenants for the benefit of holders of Preferred Units applicable to the operating partnership and, in certain instances, Ferrellgas Partners, for so long as at least $35 million of Preferred Units and PIK Units remain outstanding. These covenants include, among other things, limitations on (i) effecting a Change of Control, (ii) amending organizational documents, (iii) issuing certain equity securities, (iv) issuing Preferred Units, (v) filing for bankruptcy, (vi) non-ordinary course investments, and (vii) incurring certain levels of indebtedness.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through October 31, 2024.

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

Class A Units

As of October 31, 2024 and July 31, 2024, Class A Units were beneficially owned by the following:

	October 31, 2024	July 31, 2024
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR.”
(2)	James E. Ferrell was the Executive Chairman of the Board of Directors of our general partner in fiscal 2024. Effective August 5, 2024, he was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the three months ended October 31, 2024 and 2023. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A unitholders. See Note E "Debt" for more information.

Ferrellgas Partners made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units in fiscal 2022. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class B unitholders. See Note E “Debt” and Note M “Net loss per unitholders’ interest” for additional information.

Accumulated other comprehensive income (“AOCI”)

See Note J “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three months ended October 31, 2024 and 2023.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the three months ended October 31, 2024 and 2023, the general partner made non-cash contributions of $17.0 thousand and $14.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders, Class B Unitholders, or the general partner during the three months ended October 31, 2024 and 2023.

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

During the three months ended October 31, 2024 and 2023, the general partner made non-cash contributions of $9.0 thousand and $7.0 thousand, respectively, to the operating partnership to maintain its 1.0101% general partner interest.

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

	For the three months ended October 31,
	2024	2023
Retail - Sales to End Users	$215,279	$227,860
Wholesale - Sales to Resellers	113,849	105,523
Other Gas Sales	7,670	5,551
Other	27,287	32,079
Propane and related equipment revenues	$364,085	$371,013

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	For the three months ended October 31,
	2024	2023	2022
Contract assets	$2,824	$4,771	$6,833
Contract liabilities
Deferred revenue (1)	$57,722	$59,147	$57,423
(1)	Of the beginning balance of deferred revenue, $14.9 million and $16.1 million was recognized as revenue during the three months ended October 31, 2024 and 2023, respectively. The unrecognized balance relates to even-pay billing amounts, for which revenue is typically fully recognized in the following fiscal year and varies primarily due to weather conditions and customer orders.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2024 and July 31, 2024:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
October 31, 2024:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$10,435	$—	$10,435
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(3,499)	$—	$(3,499)

July 31, 2024:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$6,519	$—	$6,519
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,460)	$—	$(4,460)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the three months ended October 31, 2024 and the fiscal year ended July 31, 2024.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2024 and July 31, 2024, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,413.2 million and $1,416.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2024 and 2023, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as October 31, 2024 and July 31, 2024:

	Final	October 31, 2024
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2026
Commodity derivatives-propane		Prepaid expenses and other current assets	$9,717	Other current liabilities	$3,365
Commodity derivatives-propane		Other assets, net	718	Other liabilities	134
		Total	$10,435	Total	$3,499

	Final	July 31, 2024
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2025
Commodity derivatives-propane		Prepaid expenses and other current assets	$5,925	Other current liabilities	$4,379
Commodity derivatives-propane		Other assets, net	594	Other liabilities	81
		Total	$6,519	Total	$4,460

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of October 31, 2024 and July 31, 2024:

	October 31, 2024
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$5,959	Other current liabilities	$5,667
	Other assets, net	929	Other liabilities	500
	Total	$6,888	Total	$6,167

	July 31, 2024
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,911	Other current liabilities	$3,111
	Other assets, net	824	Other liabilities	438
	Total	$7,735	Total	$3,549

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three months ended October 31, 2024 and 2023 due to derivatives designated as cash flow hedging instruments:

For the three months ended October 31, 2024
Amount of Loss
	Amount of Gain	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$4,190	Cost of sales - propane and other gas liquids sales	$(687)	$—

For the three months ended October 31, 2023
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(13,472)	Cost of sales - propane and other gas liquids sales	$(3,184)	$—

Accumulated other comprehensive income (loss)

Ferrellgas Partners

The changes in derivatives included in AOCI for the three months ended October 31, 2024 and 2023 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2024	2023
Beginning balance attributable to Ferrellgas Partners, L.P.	$2,025	$1,059
Change in value of risk management commodity derivatives	4,190	(13,472)
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	687	3,184
Less: amount attributable to noncontrolling interests	(49)	104
Ending balance attributable to Ferrellgas Partners, L.P.	$6,853	$(9,125)

The operating partnership

The changes in derivatives included in AOCI for the three months ended October 31, 2024 and 2023 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2024	2023
Beginning balance	$2,059	$1,083
Change in value of risk management commodity derivatives	4,190	(13,472)
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	687	3,184
Ending balance	$6,936	$(9,205)

Ferrellgas expects to reclassify net gains of approximately $6.4 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the three months ended October 31, 2024 and 2023, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2024, Ferrellgas had financial derivative contracts covering 4.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2024, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2024.

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

	For the three months ended October 31,
	2024	2023
Operating expense	$74,292	$76,859

General and administrative expense	$12,082	$9,329

See additional discussions about transactions with the general partner and related parties in Note G “Equity (Deficit).”

Issuance of letters of credit on behalf of Ferrellgas Partners by the operating partnership

As described in Note E “Debt” and Note L “Contingencies and commitments,” the operating partnership guaranteed the issuance of an aggregate principal amount of $124.5 million in letters of credit to the surety providers under an appeal bond posted on behalf of Ferrellgas Partners.

L.    Contingencies and commitments

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

As of October 31, 2024, we recorded an accrued liability of $125 million, which is included in other current liabilities in our condensed consolidated balance sheet. This accrual is included in general and administrative expense in our condensed consolidated statement of operations. This amount reflects management’s assessment of our best estimate of probable loss based on current information and after evaluation of various potential outcomes. It is reasonably possible that the estimate of probable loss could change based on the progression of the case, including the appeal process. We will adjust the accrual for any subsequent significant changes that may occur which could impact the estimate of liability.

Long-term debt related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note E “Debt” for a description of these debt obligations and a schedule of future maturities.

Tax matters

During the fourth quarter of fiscal 2024, the Company received a tax assessment related to multiple years from a local taxing jurisdiction for underpaid use tax. We filed a Petition for Redetermination and Request for Reconsideration at the local tax administration office as we believed we had meritorious defenses. Subsequent to October 31, 2024, the Company entered into settlement discussions and accrued the loss contingency.

M.    Net loss per unitholders’ interest

Below is a calculation of the basic and diluted net loss per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended October 31,
	2024	2023

	(in thousands, except per unit amounts)
Net loss attributable to Ferrellgas Partners, L.P.	$(146,668)	$(17,556)
Less: Distributions to preferred unitholders	16,232	16,251
Less: General partner’s interest in net loss	(1,467)	(175)
Undistributed net loss attributable to Class A unitholders	$(161,433)	$(33,632)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6
Basic and diluted net loss per Class A Unit	$(33.23)	$(6.92)

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

N.    Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements, except for the subsequent event described in Note E “Debt” related to its Credit Agreement.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2024	July 31, 2024
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	42,843	42,843
Accumulated deficit	(43,843)	(43,843)
Total stockholder’s equity	—	—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2024	2023
General and administrative expense	$—	$53

Net loss	$—	$(53)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$—	$(53)
Cash used in operating activities	—	(53)

Cash flows from financing activities:
Capital contribution	—	53
Cash provided by financing activities	—	53

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of October 31, 2024, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Partners Finance Corp.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2024	July 31, 2024
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	105,241	105,241
Accumulated deficit	(106,241)	(106,241)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2024	2023
General and administrative expense	$—	$53

Net loss	$—	$(53)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$—	$(53)
Cash used in operating activities	—	(53)

Cash flows from financing activities:
Capital contribution	—	53
Cash provided by financing activities	—	53

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of October 31, 2024 and July 31, 2024, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021. Finance Corp. is also liable for borrowings under the operating partnership’s Credit Facility, which matures on March 30, 2025. Due to the timing of the maturity date of the Credit Facility and the $193.4 million in letters of credit which it secures there was substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of the Finance Corp.’s fiscal 2024 Annual Report. Its condensed financial statements were prepared under the assumption that it will continue as a going concern. On December 5, 2024, the maturity date was subsequently extended from March 30, 2025 to December 31, 2025, which alleviated the substantial doubt about Finance Corp.’s ability to continue as a going concern at least one year from the date of issuance of this Quarterly Report.

C. Subsequent events

Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Finance Corp.’s condensed financial statements were issued and concluded that there were no events or transactions occurring, except for the subsequent event described in Note B “Contingencies and commitments” related to its Credit Agreement.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

●	the effect of weather conditions on the demand for propane;
●	the prices of wholesale propane, motor fuel and crude oil;
●	disruptions to the supply of propane;
●	competition from other industry participants and other energy sources;
●	energy efficiency and technology advances;
●	significant delays in the collection of accounts or notes receivable;
●	customer, counterparty, supplier or vendor defaults;
●	changes in demand for, and production of, hydrocarbon products;
●	increased trucking and rail regulations;
●	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
●	our inability to complete acquisitions or to successfully integrate acquired operations;
●	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
●	the impact of pending and future legal proceedings;
●	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;
●	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
●	economic and political instability, particularly in areas of the world tied to the energy industry, including the ongoing conflict between Russia and Ukraine and in the Middle East;
●	disruptions in the capital and credit markets; and
●	access to available capital to meet our operating and debt-service requirements.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2024 and in any more recent filings with the SEC. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

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

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our audited historical consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for fiscal 2024 and in our unaudited historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2025 and 2026 sales commitments and, as of October 31, 2024, we have experienced net mark-to-market gains of approximately $6.9 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2024, we estimate 88% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended October 31, 2024 and 2023

During the three months ended October 31, 2024 and 2023, we recognized a net loss attributable to Ferrellgas Partners, L.P. of $146.6 million and $17.5 million, respectively. The $129.1 million change was primarily driven by increases of $125.1 million in “General and administrative expense” primarily related to a legal accrual, $3.5 million in “Operating expense – personnel, vehicle, plant and other” and $1.9 million in “Interest expense.” After adjusting for $4.0 million in legal fees and settlements related to core businesses, we had a $0.5 million decrease in “Operating expense – personnel, vehicle, plant and other.” The $1.9 million increase in “Interest expense” is comprised of a $1.2 million increase for letters of credit fees and a $0.7 million increase for amortization of debt issuance costs related to the fiscal 2024 amendment to the Company’s revolving credit facility.

Distributable cash flow attributable to equity investors decreased to $3.4 million for the three months ended October 31, 2024 compared to $8.0 million for the prior year period, primarily due to increases of $5.9 million in “Maintenance capital expenditures” and $1.7 million in “Net cash interest expense,” partially offset by a $2.9 million increase in Adjusted EBITDA. The increase in “Maintenance capital expenditures” primarily relates to failed sale-leaseback arrangements and production plant upgrades.

During the three months ended October 31, 2024 and 2023, we had a distributable cash flow shortage of $12.9 million and $8.4 million, respectively. This $4.5 million change was primarily due to the $4.6 million decrease in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended October 31,
(amounts in thousands)	2024	2023
Total revenues	$364,085	$371,013

Total cost of sales	168,802	176,621

Operating expense - personnel, vehicle, plant and other	148,174	144,646
Depreciation and amortization expense	24,325	24,404
General and administrative expense	137,926	12,825
Operating expense - equipment lease expense	5,504	5,376
Non-cash employee stock ownership plan compensation charge	853	720
Loss on asset sales and disposals	1,427	1,335
Operating (loss) income	(122,926)	5,086
Interest expense	(26,081)	(24,161)
Other income, net	857	1,336
Loss before income taxes	(148,150)	(17,739)
Income tax expense	180	162
Net loss	(148,330)	(17,901)
Net loss attributable to noncontrolling interest	(1,662)	(345)
Net loss attributable to Ferrellgas Partners, L.P.	$(146,668)	$(17,556)

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow shortage.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net loss attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income, net, legal fees and settlements related to non-core businesses, legal fees and settlements related to core businesses, business transformation costs, and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Distributable Cash Flow Shortage. Distributable cash flow shortage is calculated as Distributable cash flow attributable to Class A and B Unitholders minus Distributions paid to Class A and B Unitholders. Distributable cash flow excess, if any, is retained to establish reserves, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand or borrowings under our Credit Facility. Management considers Distributable cash flow excess a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow shortage, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow shortage that will not occur on a continuing basis may have associated cash payments. Distributable cash flow shortage should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow shortage to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three months ended October 31, 2024 and 2023:

	Three months ended October 31,
(amounts in thousands)	2024	2023
Net loss attributable to Ferrellgas Partners, L.P.	$(146,668)	$(17,556)
Income tax expense	180	162
Interest expense	26,081	24,161
Depreciation and amortization expense	24,325	24,404
EBITDA	(96,082)	31,171
Non-cash employee stock ownership plan compensation charge	853	720
Loss on asset sales and disposals	1,427	1,335
Other income, net	(857)	(1,336)
Legal fees and settlements related to non-core businesses	127,386	1,054
Legal fees and settlements related to core businesses	4,040	—
Business transformation costs (1)	706	274
Net loss attributable to noncontrolling interest	(1,662)	(345)
Adjusted EBITDA	35,811	32,873
Net cash interest expense (2)	(22,473)	(20,747)
Maintenance capital expenditures (3)	(10,414)	(4,530)
Cash paid for income taxes	(77)	(103)
Proceeds from certain asset sales	556	480
Distributable cash flow attributable to equity investors	3,403	7,973
Less: Distributions accrued or paid to preferred unitholders	16,232	16,251
Distributable cash flow attributable to general partner and non-controlling interest	(68)	(159)
Distributable cash flow attributable to Class A and B unitholders	(12,897)	(8,437)
Less: Distributions paid to Class A and B unitholders (4)	—	—
Distributable cash flow shortage	$(12,897)	$(8,437)
(1)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an Enterprise Resource Planning (“ERP”) system as part of our business transformation initiatives.
(2)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(3)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(4)	The Company did not pay any distributions to Class A unitholders during fiscal 2025 or fiscal 2024.

Operating Results for the three months ended October 31, 2024 and 2023

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2024	2023	Increase (Decrease)
As of October 31,
Retail customers	615,996	638,003	(22,007)	(3)%
Tank exchange selling locations	68,164	62,676	5,488	9%

(amounts in thousands)
Three months ended October 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	106,731	114,440	(7,709)	(7)%
Wholesale - Sales to Resellers	51,240	47,765	3,475	7%
	157,971	162,205	(4,234)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$215,279	$227,860	$(12,581)	(6)%
Wholesale - Sales to Resellers	113,849	105,523	8,326	8%
Other Gas Sales (1)	7,670	5,551	2,119	38%
Other (2)	27,287	32,079	(4,792)	(15)%
Propane and related equipment revenues	$364,085	$371,013	$(6,928)	(2)%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$119,073	$104,885	$14,188	14%
Wholesale - Sales to Resellers (1)	53,369	61,869	(8,500)	(14)%
Other (2)	22,841	27,638	(4,797)	(17)%
Propane and related equipment gross profit	$195,283	$194,392	$891	0%

Operating, general and administrative expense (4)	$286,100	$157,471	$128,629	82%
Operating expense - equipment lease expense	5,504	5,376	128	2%

Operating (loss) income	$(122,926)	$5,086	$(128,012)	NM

Depreciation and amortization expense	24,325	24,404	(79)	(0)%
Non-cash employee stock ownership plan compensation charge	853	720	133	18%
Loss on asset sales and disposals	1,427	1,335	92	7%
Legal fees and settlements related to non-core businesses	127,386	1,054	126,332	NM
Legal fees and settlements related to core businesses	4,040	—	4,040	100%
Business transformation costs (5)	706	274	432	158%
Adjusted EBITDA	$35,811	$32,873	$2,938	9%

NM – Not meaningful

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

Propane sales volumes during the three months ended October 31, 2024 decreased 4.2 million gallons, or 3%, compared to the prior year period. Average temperatures (measured by heating degree days) were 20% warmer than normal (based on NOAA’s ten-year average) and 16% warmer than the prior year period during the three months ended October 31, 2024. In addition to warmer weather, severe weather events on small businesses resulting in their closings and the effects of inflation, contributed to a 3% decrease in retail customers compared to the prior year period, which also impacted sales volumes.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended October 31, 2024 averaged the same as the prior year period, while at the Conway, Kansas major supply point prices averaged 4.4% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.70 per gallon during the three months ended October 31, 2024 and 2023, while the wholesale market price at Conway, Kansas averaged $0.71 and $0.68 per gallon during the three months ended October 31, 2024 and 2023, respectively. However, in the Pacific Northwest region and some of the Mountain region in which we operate, prices averaged 2.7% less per gallon during the three months ended October 31, 2024 compared to the prior year period due to Los Angeles and the Bay Area pricing. These regional pricing differentials accounted for additional decreases in revenue noted below compared to the volume decrease.

Revenues

Retail sales decreased $12.6 million, or 6%, compared to the prior year period and correlates to the decrease in gallons sold of 7.7 million gallons, or 7%. Business closings due to severe weather events, the effects of inflation, and weather that was 16% warmer than the prior year quarter were all factors contributing to the decrease in retail gallons sold. As a nationwide logistics provider, we continue to expand our footprint outside of our midwest core, realizing organic growth in our customer base both in the west and southeast during the first fiscal quarter. Our business development team continues to deliver strategic opportunities, such as the acquisition of Kilhoffer Propane, located in Oklahoma, in October 2024. Our retail business also benefits from the strength of its national accounts team. Standing out from their wins this quarter are three key new national accounts, providing more than 700,000 gallons annually.

Wholesale sales increased $8.3 million, or 8%, compared to the prior year period with a corresponding increase of 3.5 million gallons, or 7%, compared to the prior year period. The favorable increase was driven by an $8.8 million increase in tank exchange sales due to organic growth primarily driven by new customer wins. Storm preparation and response to Hurricane Helene and Hurricane Milton during the current year quarter also added growth. Tank exchange selling locations increased 9% compared to the prior year period as new major accounts accounted for the majority of the increase of approximately 5,500 tank exchange selling locations compared to the prior year period.

Other gas sales increased $2.1 million, or 38%, compared to the prior year period primarily due to an increase in sales volume.

Other revenues decreased $4.8 million, or 15%, compared to the prior year period. The change was primarily due to a decrease of $5.8 million in transport revenue, partially offset by an increase in miscellaneous revenues and fees.

Gross margin - Propane and other gas liquids sales

Gross margin increased $5.7 million as the $14.2 million increase in retail gross margin was partially offset by an $8.5 million decrease in wholesale gross margin. The overall change was driven by a $7.8 million decrease in cost of sales, which was partially offset by a $2.1 million decrease in revenue. Our telematics technology provides a platform under which we can manage our fleet to reduce fuel costs and boost route efficiencies such as reducing idling time, which drove the decrease in cost of sales as compared to the prior year period.

Margin per gallon for the quarter increased by $0.06, or 6%, compared to the prior year period. The volume on our Platinum Plus fixed cost program for residential customers and national account wins as well as west coast gains were primary factors in margin improvement during the quarter.

Gross margin - other

Gross margin decreased $4.8 million, or 17%, compared to the prior year period.

Operating (loss) income

We had an operating loss of $122.9 million during the three months ended October 31, 2024 compared to operating income of $5.1 million during the three months ended October 31, 2023. The $128.0 million change was primarily due to a $128.6 million increase in “Operating, general and administrative expense,” partially offset by the $0.9 million increase in gross margin noted above. The $128.6 million increase in “Operating, general and administrative expense” is comprised of increases of $125.1 million in “General and administrative expense” and $3.5 million increase in “Operating expense – personnel, vehicle, plant and other.”

After adjusting for $4.0 million in legal fees and settlements related to core businesses, “Operating expense – personnel, vehicle, plant and other” decreased $0.5 million.

After adjusting for increases of $126.3 million in legal fees and settlements related to non-core businesses and $0.4 million for business transformation activities, “General and administrative expense” decreased $1.6 million. See Note L “Contingencies and commitments” in the notes to our condensed consolidated financial statements for information on a $125.0 million legal accrual.

Adjusted EBITDA

Adjusted EBITDA increased $2.9 million primarily due to a decrease of $2.2 million in “Operating, general and administrative expense,” after adjusting for an increase of $130.8 million in EBITDA adjustments, and a $0.9 million increase in gross margin as described above.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on July 2, 2024 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”), with a maturity date of March 30, 2025, in an aggregate principal amount of up to $350.0 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. On December 5, 2024, the Credit Agreement was amended to, among other things, extend the maturity date from March 30, 2025 to December 31, 2025. On March 31, 2025, in conjunction with the commencement of the Fifth Amendment, the commitment level for the credit facility will be reduced from $350.0 million to $308.8 million. For additional discussion, see Note E “Debt” in the notes to our condensed consolidated financial statements.

As of October 31, 2024, our total liquidity was $163.5 million, which was comprised of $37.0 million in unrestricted cash and $126.5 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of October 31, 2024, letters of credit outstanding totaled $200.6 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of October 31, 2024, we had $10.6 million of restricted cash consisting of a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020.

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

Due to the timing of the March 30, 2025 maturity date of the Credit Facility noted above and the letters of credit which it secures, there was substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of the Company’s fiscal 2024 Annual Report. Our condensed financial statements were prepared under the assumption that we will continue as a going concern. As noted above, the maturity date was subsequently extended to December 31, 2025, which alleviated the substantial doubt about the Company’s ability to continue as a going concern at least one year from the date of issuance of this Quarterly Report. Therefore, we believe that the liquidity available from cash flows from operating activities, unrestricted cash and the Credit Facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements for the foreseeable future.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended October 31, 2024 to the twelve months ended July 31, 2024 is as follows (in thousands):

		Cash reserves
	Distributable	(deficiency)	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Three months ended October 31, 2024	$3,403	$(12,829)	$16,232
Fiscal 2024	212,265	147,487	64,778
Less: Three months ended October 31, 2023	7,973	(8,278)	16,251
Twelve months ended October 31, 2024	$207,695	$142,936	$64,759	3.2x

Twelve months ended July 31, 2024	212,265	147,487	64,778	3.3x
Change	$(4,570)	$(4,551)	$(19)	(0.1)x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended October 31, 2024, distributable cash flow attributable to equity investors decreased $4.6 million compared to the twelve months ended July 31, 2024 primarily due to increases of $5.9 million in “Maintenance capital expenditures” and $1.7 million in “Net cash interest expense,” partially offset by a $2.9 million increase in Adjusted EBITDA. The increase in “Maintenance capital expenditures” relates to failed sale-leaseback arrangements and production plant upgrades. As of October 31, 2024, the accrued quarterly distribution to Preferred Unitholders was $18.1 million. We paid $15.4 million of this distribution on November 15, 2024. The remaining $2.7 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment.

We did not pay any cash distributions to our Class A Unitholders or the general partner during the three months ended October 31, 2024 or 2023. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. See Note E "Debt" for more information. Cash reserves, which we utilize to meet future anticipated expenditures, were $142.9 million and $147.5 million for the twelve months ended October 31, 2024 and July 31, 2024, respectively.

Operating Activities

Ferrellgas Partners

Net cash used in operating activities was $34.3 million and $18.9 million for the three months ended October 31, 2024 and 2023, respectively. The $15.4 million increase in cash used in operating activities was primarily due to a $130.1 million decrease in cash flow from operations and a $23.3 million increase in working capital requirements. These changes were partially offset by a $130.9 million decrease in requirements for other current liabilities.

The $130.1 million decrease in cash flow from operations was primarily due to an increase of $125.1 million in “General and administrative expense” related to a legal accrual, as described in Note L “Contingencies and commitments.” The $23.3 million increase in working capital requirements was primarily due to a $27.5 million increase in requirements for accounts and notes receivable, net. This was partially offset by decreases of $2.7 million in inventory requirements and $1.5 million in requirements for accounts payable.

The $130.9 million decrease in net cash requirements for other current liabilities was primarily driven by the legal accrual, as described above.

The operating partnership

The operating activities discussed above also apply to the operating partnership.

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

Net cash used in investing activities was $25.1 million and $23.1 million for the three months ended October 31, 2024 and 2023, respectively. The $2.0 million increase in net cash used in investing activities was primarily due to a $3.7 million increase in “Business acquisitions, net of cash acquired,” partially offset by a $1.5 million decrease in “Capital expenditures” as our tank exchange brand’s supply chain initiatives reduced the need for cylinder purchases. We had one acquisition during the three months ended October 31, 2024 compared to none during the three months ended October 31, 2023.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $17.1 million and $18.6 million for the three months ended October 31, 2024 and 2023, respectively. The $1.5 million decrease in cash used in financing activities was primarily due to an increase of $2.9 million in “Other, net,” which was primarily related to the liability related to failed sale-leaseback arrangements.

On July 10, 2024, letters of credit in an aggregate principal amount of $124.5 million were issued to the surety providers under an appeal bond posted on behalf of Ferrellgas Partners. See Note L “Contingencies and commitments” to the consolidated financial statements for further information. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at October 31, 2024 and July 31, 2024 totaled $200.6 and $193.4 million, respectively. As of October 31, 2024, we had available borrowing capacity under our Credit Facility of $126.5 million. Assets subject to lien under the Credit Facility were $333.3 million as of October 31, 2024.

The operating partnership

The financing activities discussed above also apply to the operating partnership.

Distributions

Partnership distributions

The Sixth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the “Amended Ferrellgas Partners LPA”) requires Ferrellgas Partners to make quarterly cash distributions of all of its “available cash”. Available cash is defined in the Amended Ferrellgas Partners LPA as, generally, the sum of Ferrellgas Partners’ cash receipts less consolidated cash disbursements and net changes in reserves established by our general partner for future requirements. In general, the amount of Ferrellgas Partners’ available cash depends primarily on whether and the extent to which Ferrellgas Partners receives cash distributions from the operating partnership, as such distributions generally would be Ferrellgas Partners’ only significant cash receipts.

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

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution to Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million, which was the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after March 30, 2021 is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note G “Equity (Deficit)” in the notes to our consolidated financial statements.

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. See Note E "Debt" and Note M "Net loss per Unitholders' interest" for additional information. See “Risk Factors —Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution” in our Annual Report on Form 10-K for fiscal 2024.

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the three months ended October 31, 2024 or 2023.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and the 2029 Notes (together with the 2026 Notes, the “OpCo Notes”), the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note E “Debt” and Note F “Preferred units” for a discussion of these limitations. In our Annual Report on Form 10-K for fiscal 2024, see also “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.”

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

As of October 31, 2024, the Quarterly Distribution accrued was $18.1 million. During the three months ended October 31, 2024, one quarterly payment of $15.4 million relating to Quarterly Distributions was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.7 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

As of October 31, 2023, the Quarterly Distribution accrued was $18.0 million. During the three months ended October 31, 2023, one quarterly payment of $15.4 relating to Quarterly Distributions was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrued of $2.6 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders, Class B Unitholders or the general partner during the three months ended October 31, 2024 or 2023.

The operating partnership paid cash distributions for the three months ended October 31, 2024 and 2023 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $86.4 million for the three months ended October 31, 2024, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the three months ended October 31, 2024 and 2023, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of October 31, 2024, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2024. For additional information regarding our debt obligations, see Note E “Debt” to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2024. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2024 and July 31, 2024 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $12.8 million and $10.0 million as of October 31, 2024 and July 31, 2024, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $200.6 million and $193.4 million as of October 31, 2024 and July 31, 2024, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2024. During the three months ended October 31, 2024, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of October 31, 2024.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2024, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2024, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note L “Contingencies and commitments” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2024 and in our subsequent SEC filings.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

During the quarter ended October 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
10.1

Fifth Amendment to Credit Agreement, dated as of December 5, 2024, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain lenders and issuing lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 10, 2024.

* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 20, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 20, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer, Treasurer, and Sole Director (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 20, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 20, 2024	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer, Treasurer, and Sole Director (Principal Financial and Accounting Officer)