Form 10-Q
period 2025-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2025-03-07
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

At February 28, 2025, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended January 31, 2025 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $10,678 of restricted cash at July 31, 2024)	$39,406	$124,160
Accounts and notes receivable, net	254,695	120,627
Inventories	104,613	96,032
Prepaid expenses and other current assets	40,863	34,383
Total current assets	439,577	375,202

Property, plant and equipment, net	603,453	604,954
Goodwill, net	257,155	257,006
Intangible assets (net of accumulated amortization of $363,056 and $358,895 at January 31, 2025 and July 31, 2024, respectively)	110,211	112,155
Operating lease right-of-use assets	38,281	47,620
Other assets, net	70,288	61,813
Total assets	$1,518,965	$1,458,750

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$77,744	$33,829
Current portion of long-term debt	2,382	2,510
Current operating lease liabilities	17,619	22,448
Other current liabilities	265,551	184,021
Total current liabilities	363,296	242,808

Long-term debt	1,462,839	1,461,008
Operating lease liabilities	21,825	26,006
Other liabilities	41,305	27,267
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at January 31, 2025 and July 31, 2024)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at January 31, 2025 and July 31, 2024)	(1,334,906)	(1,256,946)
Class B (1,300,000 units outstanding at January 31, 2025 and July 31, 2024)	383,012	383,012
General partner unitholder (49,496 units outstanding at January 31, 2025 and July 31, 2024)	(70,868)	(70,080)
Accumulated other comprehensive income	9,538	2,025
Total Ferrellgas Partners, L.P. deficit	(1,013,224)	(941,989)
Noncontrolling interest	(8,425)	(7,699)
Total deficit	(1,021,649)	(949,688)
Total liabilities, mezzanine and deficit	$1,518,965	$1,458,750

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
Revenues:
Propane and other gas liquids sales	$637,027	$584,209	$973,825	$923,143
Other	32,749	25,668	60,036	57,747
Total revenues	669,776	609,877	1,033,861	980,890

Costs and expenses:
Cost of sales - propane and other gas liquids sales	318,706	277,838	483,062	450,018
Cost of sales - other	3,665	3,730	8,111	8,171
Operating expense - personnel, vehicle, plant and other	170,740	159,638	318,914	304,284
Operating expense - equipment lease expense	4,996	5,343	10,500	10,719
Depreciation and amortization expense	24,345	24,435	48,670	48,839
General and administrative expense	16,714	17,191	154,640	30,016
Non-cash employee stock ownership plan compensation charge	703	900	1,556	1,620
Loss on asset sales and disposals	2,264	382	3,691	1,717

Operating income	127,643	120,420	4,717	125,506

Interest expense	(27,893)	(24,359)	(53,974)	(48,520)
Other income, net	321	849	1,178	2,185

Earnings (loss) before income taxes	100,071	96,910	(48,079)	79,171

Income tax expense	385	309	565	471

Net earnings (loss)	99,686	96,601	(48,644)	78,700

Net earnings (loss) attributable to noncontrolling interest	843	812	(819)	467

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$98,843	$95,789	$(47,825)	$78,233

Class A unitholders’ interest in net earnings (loss) (Note M)	$11,660	$11,226	$(79,810)	$6,421

Basic and diluted net earnings (loss) per Class A Unit (Note M)	$2.40	$2.31	$(16.43)	$1.32

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
Net earnings (loss)	$99,686	$96,601	$(48,644)	$78,700
Other comprehensive income:
Change in value of risk management derivatives	5,565	14,536	9,755	1,064
Reclassification of (gains) losses on derivatives to earnings, net	(2,852)	2,070	(2,165)	5,254
Other comprehensive income:	2,713	16,606	7,590	6,318
Comprehensive income	102,399	113,207	(41,054)	85,018
Comprehensive (income) loss attributable to noncontrolling interest	(871)	(980)	742	(531)
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$101,528	$112,227	$(40,312)	$84,487

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	deficit	interest	deficit
Balance at July 31, 2024	4,857.6	1,300.0	49.5	$(1,256,946)	$383,012	$(70,080)	$2,025	$(941,989)	$(7,699)	$(949,688)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	836	—	8	—	844	9	853
Net earnings allocated to preferred units	—	—	—	(16,070)	—	(162)	—	(16,232)	—	(16,232)
Net loss	—	—	—	(145,201)	—	(1,467)	—	(146,668)	(1,662)	(148,330)
Other comprehensive income	—	—	—	—	—	—	4,828	4,828	49	4,877
Balance at October 31, 2024	4,857.6	1,300.0	49.5	(1,417,381)	383,012	(71,701)	6,853	(1,099,217)	(9,303)	(1,108,520)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	689	—	7	—	696	7	703
Net earnings allocated to preferred units	—	—	—	(16,068)	—	(163)	—	(16,231)	—	(16,231)
Net earnings	—	—	—	97,854	—	989	—	98,843	843	99,686
Other comprehensive income	—	—	—	—	—	—	2,685	2,685	28	2,713
Balance at January 31, 2025	4,857.6	1,300.0	49.5	$(1,334,906)	$383,012	$(70,868)	$9,538	$(1,013,224)	$(8,425)	$(1,021,649)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2023	4,857.6	1,300.0	49.5	$(1,205,103)	$383,012	$(70,566)	$1,059	$(891,598)	$(7,193)	$(898,791)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	706	—	7	—	713	7	720
Net earnings allocated to preferred units	—	—	—	(16,088)	—	(163)	—	(16,251)	—	(16,251)
Net loss	—	—	—	(17,381)	—	(175)	—	(17,556)	(345)	(17,901)
Other comprehensive loss	—	—	—	—	—	—	(10,184)	(10,184)	(104)	(10,288)
Balance at October 31, 2023	4,857.6	1,300.0	49.5	(1,237,866)	383,012	(70,897)	(9,125)	(934,876)	(7,635)	(942,511)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	882	—	9	—	891	9	900
Net earnings allocated to preferred units	—		—	(16,088)	—	(162)	—	(16,250)	—	(16,250)
Net earnings	—	—	—	94,831	—	958	—	95,789	812	96,601
Other comprehensive income	—	—	—	—	—	—	16,438	16,438	168	16,606
Balance at January 31, 2024	4,857.6	1,300.0	49.5	$(1,158,241)	$383,012	$(70,092)	$7,313	$(838,008)	$(6,646)	$(844,654)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2025	2024
Cash flows from operating activities:
Net (loss) earnings	$(48,644)	$78,700
Reconciliation of net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization expense	48,670	48,839
Non-cash employee stock ownership plan compensation charge	1,556	1,620
Loss on asset sales and disposals	3,691	1,717
Provision for expected credit losses	1,304	1,184
Other	6,773	3,908
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(135,372)	(68,725)
Inventories	(8,581)	(2,149)
Prepaid expenses and other current assets	922	(4,594)
Accounts payable	44,740	32,022
Accrued interest expense	(872)	(863)
Other current liabilities	72,979	6,223
Other assets and liabilities	11,475	2,665
Net cash (used in) provided by operating activities	(1,359)	100,547

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,756)	(16,499)
Capital expenditures	(41,724)	(47,374)
Proceeds from sale of assets	1,211	1,380
Net cash used in investing activities	(44,269)	(62,493)

Cash flows from financing activities:
Preferred unit distributions	(31,171)	(31,150)
Proceeds from short-term borrowings	10,000	—
Repayments of short-term borrowings	(10,000)	—
Payments on long-term debt	(1,905)	(1,516)
Cash paid for financing costs	(5,822)	—
Cash payments for principal portion of lease liability	(4,776)	(3,581)
Other, net	4,548	—
Net cash used in financing activities	(39,126)	(36,247)

Net change in cash, cash equivalents and restricted cash	(84,754)	1,807
Cash, cash equivalents and restricted cash - beginning of period	124,160	137,347
Cash, cash equivalents and restricted cash - end of period	$39,406	$139,154

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $10,678 of restricted cash at July 31, 2024)	$38,970	$123,732
Accounts and notes receivable, net	254,695	120,627
Inventories	104,613	96,032
Prepaid expenses and other current assets	40,842	34,363
Total current assets	439,120	374,754

Property, plant and equipment, net	603,453	604,954
Goodwill, net	257,155	257,006
Intangible assets (net of accumulated amortization of $363,056 and $358,895 at January 31, 2025 and July 31, 2024, respectively)	110,211	112,155
Operating lease right-of-use assets	38,281	47,620
Other assets, net	70,288	61,813
Total assets	$1,518,508	$1,458,302

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$77,744	$33,829
Current portion of long-term debt	2,382	2,510
Current operating lease liabilities	17,619	22,448
Other current liabilities	265,426	183,896
Total current liabilities	363,171	242,683

Long-term debt	1,462,839	1,461,008
Operating lease liabilities	21,825	26,006
Other liabilities	41,305	27,267
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at January 31, 2025 and July 31, 2024)	651,349	651,349

Deficit:
Limited partners	(1,023,094)	(944,337)
General partner	(8,536)	(7,733)
Accumulated other comprehensive income	9,649	2,059
Total deficit	(1,021,981)	(950,011)
Total liabilities, mezzanine and deficit	$1,518,508	$1,458,302

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
Revenues:
Propane and other gas liquids sales	$637,027	$584,209	$973,825	$923,143
Other	32,749	25,668	60,036	57,747
Total revenues	669,776	609,877	1,033,861	980,890

Costs and expenses:
Cost of sales - propane and other gas liquids sales	318,706	277,838	483,062	450,018
Cost of sales - other	3,665	3,730	8,111	8,171
Operating expense - personnel, vehicle, plant and other	170,740	159,638	318,914	304,284
Operating expense - equipment lease expense	4,996	5,343	10,500	10,719
Depreciation and amortization expense	24,345	24,435	48,670	48,839
General and administrative expense	16,713	17,195	154,639	30,021
Non-cash employee stock ownership plan compensation charge	703	900	1,556	1,620
Loss on asset sales and disposals	2,264	382	3,691	1,717

Operating income	127,644	120,416	4,718	125,501

Interest expense	(27,893)	(24,359)	(53,974)	(48,520)
Other income, net	316	851	1,168	2,188

Earnings (loss) before income taxes	100,067	96,908	(48,088)	79,169

Income tax expense	385	309	565	453

Net earnings (loss)	$99,682	$96,599	$(48,653)	$78,716

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
Net earnings (loss)	$99,682	$96,599	$(48,653)	$78,716
Other comprehensive income:
Change in value of risk management derivatives	5,565	14,536	9,755	1,064
Reclassification of (gains) losses on derivatives to earnings, net	(2,852)	2,070	(2,165)	5,254
Other comprehensive income:	2,713	16,606	7,590	6,318
Comprehensive income (loss)	$102,395	$113,205	$(41,063)	$85,034

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2024	$(944,337)	$(7,733)	$2,059	$(950,011)
Contributions in connection with non-cash ESOP compensation charges	844	9	—	853
Net earnings allocated to preferred units	(16,232)	—	—	(16,232)
Net loss	(146,673)	(1,662)	—	(148,335)
Other comprehensive income	—	—	4,877	4,877
Balance at October 31, 2024	(1,106,398)	(9,386)	6,936	(1,108,848)
Contributions in connection with non-cash ESOP compensation charges	696	7	—	703
Net earnings allocated to preferred units	(16,231)	—	—	(16,231)
Net earnings	98,839	843	—	99,682
Other comprehensive income	—	—	2,713	2,713
Balance at January 31, 2025	$(1,023,094)	$(8,536)	$9,649	$(1,021,981)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2023	$(892,717)	$(7,217)	$1,083	$(898,851)
Contributions in connection with non-cash ESOP compensation charges	713	7	—	720
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(17,538)	(345)	—	(17,883)
Other comprehensive loss	—	—	(10,288)	(10,288)
Balance at October 31, 2023	(925,793)	(7,555)	(9,205)	(942,553)
Contributions in connection with non-cash ESOP compensation charges	891	9	—	900
Net earnings allocated to preferred units	(16,250)	—	—	(16,250)
Net earnings	95,787	812	—	96,599
Other comprehensive income	—	—	16,606	16,606
Balance at January 31, 2024	$(845,365)	$(6,734)	$7,401	$(844,698)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2025	2024
Cash flows from operating activities:
Net (loss) earnings	$(48,653)	$78,716
Reconciliation of net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization expense	48,670	48,839
Non-cash employee stock ownership plan compensation charge	1,556	1,620
Loss on asset sales and disposals	3,691	1,717
Provision for expected credit losses	1,304	1,184
Other	6,774	3,908
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(135,372)	(68,725)
Inventories	(8,581)	(2,149)
Prepaid expenses and other current assets	923	(4,594)
Accounts payable	44,740	32,022
Accrued interest expense	(872)	(863)
Other current liabilities	72,979	6,204
Other assets and liabilities	11,474	2,665
Net cash (used in) provided by operating activities	(1,367)	100,544

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,756)	(16,499)
Capital expenditures	(41,724)	(47,374)
Proceeds from sale of assets	1,211	1,380
Net cash used in investing activities	(44,269)	(62,493)

Cash flows from financing activities:
Preferred unit distributions	(31,171)	(31,150)
Payments on long-term debt	(1,905)	(1,516)
Proceeds from short-term borrowings	10,000	—
Repayments of short-term borrowings	(10,000)	—
Cash payments for financing costs	(5,822)	—
Cash paid for principal portion of finance lease liability	(4,776)	(3,581)
Other, net	4,548	—
Net cash used in financing activities	(39,126)	(36,247)

Net change in cash, cash equivalents and restricted cash	(84,762)	1,804
Cash, cash equivalents and restricted cash - beginning of period	123,732	137,245
Cash, cash equivalents and restricted cash - end of period	$38,970	$139,049

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note F “Preferred units”), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of January 31, 2025, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the six months ended January 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2025.

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

(2) Goodwill, net

Goodwill is tested for impairment annually during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has one reporting unit for goodwill impairment testing purposes. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2025 and did not incur an impairment loss.

(3) Principles of consolidation and basis of presentation

Certain prior period amounts have been reclassified to conform to the current year presentation.

(4) New accounting standards

Recently adopted accounting pronouncements

No new accounting standards were adopted during the six months ended January 31, 2025.

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

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	January 31, 2025	July 31, 2024
Propane gas and related products	$83,390	$74,122
Appliances, parts and supplies, and other	21,223	21,910
Inventories	$104,613	$96,032

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2025, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 2.4 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	January 31, 2025	July 31, 2024
Broker margin deposit assets	$4,205	$6,911
Price risk management asset	13,015	5,925
Other	23,643	21,547
Prepaid expenses and other current assets	$40,863	$34,383

The operating partnership

Prepaid expenses and other current assets consist of the following:

	January 31, 2025	July 31, 2024
Broker margin deposit assets	$4,205	$6,911
Price risk management asset	13,015	5,925
Other	23,622	21,527
Prepaid expenses and other current assets	$40,842	$34,363

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	January 31, 2025	July 31, 2024
Accrued interest	$28,520	$29,392
Customer deposits and advances	33,164	34,500
Accrued payroll	20,771	27,054
Accrued insurance	16,752	15,307
Broker margin deposit liability	7,709	3,111
Accrued senior preferred units distributions	18,648	17,538
Other	139,987	57,119
Other current liabilities	$265,551	$184,021

The operating partnership

Other current liabilities consist of the following:

	January 31, 2025	July 31, 2024
Accrued interest	$28,520	$29,392
Customer deposits and advances	33,164	34,500
Accrued payroll	20,771	27,054
Accrued insurance	16,752	15,307
Broker margin deposit liability	7,709	3,111
Accrued senior preferred units distributions	18,648	17,538
Other	139,862	56,994
Other current liabilities	$265,426	$183,896

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
Operating expense - personnel, vehicle, plant and other	$85,491	$71,919	$155,838	$145,888
Depreciation and amortization expense	4,177	3,129	8,048	6,495
Operating expense - equipment lease expense	2,641	3,572	5,836	7,008
Shipping and handling expenses	$92,309	$78,620	$169,722	$159,391

Cash, cash equivalents and restricted cash

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of July 31, 2024 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which was used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility. In January 2025, the Company settled its outstanding litigation as described in Note L “Contingencies and commitments.” As a result, the administrative agent released the restricted cash deposit in January 2025.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	January 31, 2025	July 31, 2024
Cash and cash equivalents	$39,406	$113,482
Restricted cash	—	10,678
Cash, cash equivalents and restricted cash	$39,406	$124,160

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	January 31, 2025	July 31, 2024
Cash and cash equivalents	$38,970	$113,054
Restricted cash	—	10,678
Cash, cash equivalents and restricted cash	$38,970	$123,732

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

Ferrellgas Partners

	For the six months ended January 31,
	2025	2024
Cash paid for:
Interest	$47,945	$45,222
Income taxes	$410	$359
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$635	$1,585
Change in accruals for property, plant and equipment additions	$(630)	$774
Lease liabilities arising from operating ROU assets	$2,025	$8,385
Lease liabilities arising from finance ROU assets	$16,685	$1,561
Accrued senior preferred units distributions	$18,648	$18,594
Acquisition of assets in failed sale-leaseback	$5,032	$—
Liability in connection with failed sale-leaseback	$4,548	$—

The operating partnership

	For the six months ended January 31,
	2025	2024
Cash paid for:
Interest	$47,945	$45,222
Income taxes	$410	$341
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$635	$1,585
Change in accruals for property, plant and equipment additions	$(630)	$774
Lease liabilities arising from operating ROU assets	$2,025	$8,385
Lease liabilities arising from finance ROU assets	$16,685	$1,561
Accrued senior preferred units distributions	$18,648	$18,594
Acquisition of assets in failed sale-leaseback	$5,032	$—
Liability in connection with failed sale-leaseback	$4,548	$—

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	January 31, 2025	July 31, 2024
Accounts receivable	$258,174	$123,945
Note receivable	—	2,500
Allowance for expected credit losses	(3,479)	(5,818)
Accounts and notes receivable, net	$254,695	$120,627

E.    Debt

Short-term borrowings

The Company classified borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the 12 month period following the balance sheet date. As of January 31, 2025, we did not have any short-term borrowings. For further discussions, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	January 31, 2025	July 31, 2024
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.9% and 8.5% weighted average interest rate at January 31, 2025 and July 31, 2024, respectively, due 2025 to 2032, net of unamortized discount of $1,025 and $912 at January 31, 2025 and July 31, 2024, respectively	5,133	6,151
Total debt, excluding unamortized debt issuance and other costs	1,480,133	1,481,151
Unamortized debt issuance and other costs	(14,912)	(17,633)
Less: current portion of long-term debt	2,382	2,510
Long-term debt	$1,462,839	$1,461,008

Senior secured revolving credit facility

The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on January 15, 2025 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”), with a maturity date of December 31, 2025, in an aggregate principal amount of up to $350.0 million. On March 31, 2025, in conjunction with the commencement of the Fifth Amendment, the commitment level for the Credit Facility will be reduced from $350.0 million to $308.8 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. On January 15, 2025, the Credit Agreement was further amended for modifications to allow for and reflect the litigation settlement, described in Note L “Contingencies and commitments,” including modifications to permit the issuance of letters of credit to secure the settlement payments, as well as certain other conforming and technical changes resulting from the settlement. As of January 31, 2025, the operating partnership had no short-term borrowings.

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

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, redemptions of Preferred Units conditional to a refinancing event, and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 4.75 to 1.0. The Credit Agreement restricts the transfer of cash from the operating partnership to Ferrellgas Partners to make distributions. Therefore, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. As of January 31, 2025, the operating partnership is in compliance with all of its debt covenants.

Senior unsecured notes

The operating partnership has $650.0 million aggregate principal amount of 5.375% senior notes due April 1, 2026 (the “2026 Notes”) and $825.0 million aggregate principal amount of 5.875% senior notes due April 1, 2029 (the “2029 Notes”) issued and outstanding pursuant to indentures each dated March 30, 2021. The 2026 Notes and 2029 Notes are the senior unsecured obligations of the operating partnership and Ferrellgas Finance Corp. and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC.

The 2026 Notes and 2029 Notes may be redeemed at the issuers’ option, in whole or in part, at the redemption prices set forth in the indenture governing such notes, plus accrued and unpaid interest. Beginning on April 1, 2025 and April 1, 2026, the 2026 Notes and 2029 Notes, respectively, may be redeemed at par plus accrued and unpaid interest.

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of January 31, 2025, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2025	$610
2026	652,178
2027	1,310
2028	910
2029	825,550
Thereafter	600
Total	$1,481,158

On July 10, 2024, letters of credit in an aggregate principal amount of $124.5 million were issued to the surety providers under an appeal bond. On January 15, 2025, these letters of credit were released and new letters of credit in an aggregate principal amount of $75.0 million were issued pursuant to the settlement agreement described in Note L “Contingencies and commitments.” Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at January 31, 2025 and July 31, 2024 totaled $152.1 million and $193.4 million, respectively.

As of January 31, 2025, Ferrellgas had available borrowing capacity under its Credit Facility of $197.9 million. Assets subject to lien under the Credit Facility were $432.3 million as of January 31, 2025.

F.    Preferred units

On March 30, 2021, pursuant to an Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million.

Redemption of the Preferred Units in the near term is not probable because of the high redemption price in the first four years. As described in greater detail under “Issuer Redemption Right” below, the Redemption Price for the Preferred Units is based upon the greater of the amount that would result in a 1.47x MOIC (defined below) and the amount that would result in a 12.25% internal rate of return. If the Preferred Units were redeemed during the first three to four years after issuance, the 1.47x MOIC would require a large premium payment and that large premium payment would result in an internal rate of return far in excess of the minimum 12.25%. Consequently, it is unlikely that Ferrellgas would be able to achieve any savings in its cost of capital by redeeming the Preferred Units during the first three to four years after issuance.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at January 31, 2025 and July 31, 2024, are immaterial to the financial statements.

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

On February 15, 2025, $15.4 million of the Quarterly Distribution was paid in cash to holders of Preferred Units. As of January 31, 2025, the Quarterly Distribution accrued was $18.6 million. The remaining Quarterly Distribution accrual of $3.2 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through January 31, 2025.

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

Class A Units

As of January 31, 2025 and July 31, 2024, Class A Units were beneficially owned by the following:

	January 31, 2025	July 31, 2024
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR.”
(2)	James E. Ferrell was the Executive Chairman of the Board of Directors of our general partner in fiscal 2024. Effective August 5, 2024, he was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the six months ended January 31, 2025 and 2024. Ferrellgas Partners made aggregate cash distributions of approximately $250.0 million to its Class B Unitholders since inception of its Class B Units in fiscal 2022. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. See Note E “Debt” and Note M “Net (loss) per unitholders’ interest” for additional information.

Accumulated other comprehensive income (“AOCI”)

See Note J “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2025 and 2024.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the six months ended January 31, 2025 and 2024, the general partner made non-cash contributions of $31.0 thousand and $32.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders, Class B Unitholders, or the general partner during the three and six months ended January 31, 2025 and 2024.

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

During the six months ended January 31, 2025 and 2024, the general partner made non-cash contributions of $16.0 thousand to the operating partnership to maintain its 1.0101% general partner interest.

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

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
Retail - Sales to End Users	$463,127	$437,840	$678,406	$665,700
Wholesale - Sales to Resellers	165,865	142,826	279,714	248,349
Other Gas Sales	8,035	3,543	15,705	9,094
Other	32,749	25,668	60,036	57,747
Propane and related equipment revenues	$669,776	$609,877	$1,033,861	$980,890

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	January 31,
	2025	2024	2023
Contract assets	$9,458	$10,295	$15,861
Contract liabilities
Deferred revenue (1)	$49,797	$51,159	$50,062
(1)	Of the beginning balance of deferred revenue, $29.1 million and $30.4 million was recognized as revenue during the six months ended January 31, 2025 and 2024, respectively. The unrecognized balance relates to even-pay billing amounts, for which revenue is typically fully recognized in the following fiscal year and varies primarily due to weather conditions and customer orders.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2025 and July 31, 2024:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2025:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$13,711	$—	$13,711
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,062)	$—	$(4,062)

July 31, 2024:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$6,519	$—	$6,519
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,460)	$—	$(4,460)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the six months ended January 31, 2025 and the fiscal year ended July 31, 2024.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2025 and July 31, 2024, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,423.4 million and $1,416.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2025 and 2024, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as January 31, 2025 and July 31, 2024:

	Final	January 31, 2025
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2026
Commodity derivatives-propane		Prepaid expenses and other current assets	$13,015	Other current liabilities	$4,056
Commodity derivatives-propane		Other assets, net	696	Other liabilities	6
		Total	$13,711	Total	$4,062

	Final	July 31, 2024
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2025
Commodity derivatives-propane		Prepaid expenses and other current assets	$5,925	Other current liabilities	$4,379
Commodity derivatives-propane		Other assets, net	594	Other liabilities	81
		Total	$6,519	Total	$4,460

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of January 31, 2025 and July 31, 2024:

	January 31, 2025
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$4,205	Other current liabilities	$7,709
	Other assets, net	809	Other liabilities	753
	Total	$5,014	Total	$8,462

	July 31, 2024
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,911	Other current liabilities	$3,111
	Other assets, net	824	Other liabilities	438
	Total	$7,735	Total	$3,549

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and six months ended January 31, 2025 and 2024 due to derivatives designated as cash flow hedging instruments:

For the three months ended January 31, 2025
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$5,565	Cost of sales - propane and other gas liquids sales	$2,852	$—

For the three months ended January 31, 2024
Amount of Loss
	Amount of Gain	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$14,536	Cost of sales - propane and other gas liquids sales	$(2,070)	$—

For the six months ended January 31, 2025
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$9,755	Cost of sales - propane and other gas liquids sales	$2,165	$—

For the six months ended January 31, 2024
Amount of Loss
	Amount of Gain	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$1,064	Cost of sales - propane and other gas liquids sales	$(5,254)	$—

Accumulated other comprehensive income

Ferrellgas Partners

The changes in derivatives included in AOCI for the six months ended January 31, 2025 and 2024 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2025	2024
Beginning balance attributable to Ferrellgas Partners, L.P.	$2,025	$1,059
Change in value of risk management commodity derivatives	9,755	1,064
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(2,165)	5,254
Less: amount attributable to noncontrolling interests	77	64
Ending balance attributable to Ferrellgas Partners, L.P.	$9,538	$7,313

The operating partnership

The changes in derivatives included in AOCI for the six months ended January 31, 2025 and 2024 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2025	2024
Beginning balance	$2,059	$1,083
Change in value of risk management commodity derivatives	9,755	1,064
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(2,165)	5,254
Ending balance	$9,649	$7,401

Ferrellgas expects to reclassify net gains of approximately $9.0 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the six months ended January 31, 2025 and 2024, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2025, Ferrellgas had financial derivative contracts covering 2.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2025, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2025.

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

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
Operating expense	$88,334	$90,364	$162,626	$167,223

General and administrative expense	$11,389	$8,349	$23,471	$17,678

See additional discussions about transactions with the general partner and related parties in Note G “Equity (Deficit).”

Issuance of letters of credit on behalf of Ferrellgas Partners by the operating partnership

As described in Note E “Debt,” the operating partnership guaranteed the issuance of an aggregate principal amount of $75.0 million in letters of credit related to a settlement agreement, as described in Note L “Contingencies and commitments.”

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

As previously reported in the Company’s prior Quarterly and Annual Reports, in 2017 Ferrellgas, Bridger Logistics, LLC and other defendants were named in a lawsuit (the “EDPA Lawsuit”) filed by Eddystone Rail Company (“Eddystone”) on February 2, 2017 in the U.S. District Court for the Eastern District of Pennsylvania. On January 15, 2025, Ferrellgas and the other defendants entered into a settlement agreement (the “Settlement Agreement”) with Eddystone resolving all issues in and related to the EDPA Lawsuit. The Settlement Agreement, among other things, released all parties of any claims against the other parties, resolved the judgment entered in the EDPA Lawsuit, and resulted in the dismissal of the EDPA Lawsuit, the appeal before the U.S. Court of Appeals for the Third Circuit, and numerous other related lawsuits. In settlement of the judgment in the EDPA Lawsuit, the defendants agreed to pay Eddystone the sum of $125.0 million, which is payable in three installments, with the first payment of $50.0 million having been paid by the Company on January 15, 2025, and with two additional payments of $37.5 million to occur on or before June 16, 2025, and January 15, 2026, respectively.  The two remaining payment amounts are secured by new letters of credit issued under the Credit Agreement (as defined in Note E “Debt”). As of January 31, 2025, we have an accrued liability of $75.0 million in other current liabilities in our condensed consolidated balance sheet and $125.0 million in general and administrative expense in our condensed consolidated statement of operations. Further, as part of the settlement, the previously disclosed $190.0 million appeal bond, and the related letters of credit, have been released.

Long-term debt related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note E “Debt” for a description of these debt obligations and a schedule of future maturities.

Tax matters

During the fourth quarter of fiscal 2024, the Company received a tax assessment related to multiple years from a local taxing jurisdiction for underpaid use tax. We filed a Petition for Redetermination and Request for Reconsideration at the local tax administration office as we believed we had meritorious defenses. The Company entered into settlement discussions and paid the loss contingency in December 2024.

M.    Net earnings (loss) per unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024

	(in thousands, except per unit amounts)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$98,843	$95,789	$(47,825)	$78,233
Less: Distributions to preferred unitholders	16,231	16,250	32,463	32,501
Less: Allocation of undistributed net earnings to Class B units	69,963	67,355	—	38,528
Less: General partner’s interest in net earnings (loss)	989	958	(478)	783
Undistributed net earnings (loss) attributable to Class A unitholders	$11,660	$11,226	$(79,810)	$6,421
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6	4,857.6
Basic and diluted net earnings (loss) per Class A Unit	$2.40	$2.31	$(16.43)	$1.32

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

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2025	July 31, 2024
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	42,984	42,843
Accumulated deficit	(43,984)	(43,843)
Total stockholder’s equity	—	—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
General and administrative expense	$141	$—	$141	$53

Net loss	$(141)	$—	$(141)	$(53)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(141)	$(53)
Cash used in operating activities	(141)	(53)

Cash flows from financing activities:
Capital contribution	141	53
Cash provided by financing activities	141	53

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of January 31, 2025, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Partners Finance Corp.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2025	July 31, 2024
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	105,341	105,241
Accumulated deficit	(106,341)	(106,241)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
General and administrative expense	$100	$—	$100	$53

Net loss	$(100)	$—	$(100)	$(53)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(100)	$(53)
Cash used in operating activities	(100)	(53)

Cash flows from financing activities:
Capital contribution	100	53
Cash provided by financing activities	100	53

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of January 31, 2025 and July 31, 2024, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due 2026 and (ii) $825 million aggregate principal amount of unsecured senior notes due 2029, each of which were issued on March 30, 2021. Finance Corp. is also liable for borrowings under the operating partnership’s Credit Facility, which matures on December 31, 2025.

C. Subsequent events

Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Finance Corp.’s condensed financial statements were issued and concluded that there were no events or transactions occurring.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2025 and 2026 sales commitments and, as of January 31, 2025, we have experienced net mark-to-market gains of approximately $9.6 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2025, we estimate 91% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Recent developments

On January 15, 2025, the Company entered into the Settlement Agreement, described in Note L “Contingencies and commitments” in our condensed consolidated financial statements. Under the terms of the Settlement Agreement, $125.0 million is to be paid by the Company in three installments. The first payment of $50.0 million was made on January 15, 2025 and two additional payments of $37.5 million are to occur on or before June 16, 2025 and January 15, 2026, respectively. Letters of credit aggregating to $75.0 million were issued to secure the final two payments. As further described in Note L “Contingencies and commitments” in our condensed consolidated financial statements, the Settlement Agreement resolved all issues in and related to the EDPA Lawsuit.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended January 31, 2025 and 2024

During the three months ended January 31, 2025 and 2024, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $98.8 million and $95.8 million, respectively. The $3.0 million increase was primarily driven by an increase of $19.1 million in “Gross margin,” which was partially offset by increases of $11.1 million in “Operating expense – personnel, vehicle, plant and other” and $3.5 million in “Interest expense.” The increase in “Operating expense – personnel, vehicle, plant and other” was primarily due to an $11.0 million increase in personnel expense primarily due to overtime costs and one-time workers compensation costs. The $3.5 million increase in “Interest expense” is comprised of a $2.1 million increase for amortization of debt issuance costs, related to amendments to the Company’s revolving credit facility, and a $1.2 million increase for letters of credit fees.

Distributable cash flow attributable to equity investors increased to $125.2 million for the three months ended January 31, 2025 compared to $122.1 million for the prior year period, primarily due to an increase of $10.1 million in Adjusted EBITDA, partially offset by increases of $4.7 million in “Maintenance capital expenditures” and $2.0 million in “Net cash interest expense.” The increase in “Maintenance capital expenditures” primarily relates to failed sale-leaseback arrangements.

During the three months ended January 31, 2025 and 2024, we had a distributable cash flow excess of $106.5 million and $103.4 million, respectively. This $3.1 million change was primarily due to the $3.1 million increase in distributable cash flow attributable to equity investors noted above.

For the six months ended January 31, 2025 and 2024

During the six months ended January 31, 2025 and 2024, we recognized a net loss attributable to Ferrellgas Partners, L.P. of $47.8 million and net earnings attributable to Ferrellgas Partners, L.P. of $78.2 million, respectively. The $126.0 million change was primarily driven by a legal accrual of $125.0 million included in “General and administrative expenses” in addition to increases of $14.6 million in “Operating expense – personnel, vehicle, plant and other” and $5.5 million in “Interest expense.” These increases were partially offset by a $20.0 million increase in “Gross margin.”

After adjusting for $4.5 million in legal fees and settlements related to core businesses, we had a $10.1 million increase in “Operating expense – personnel, vehicle, plant and other.” The $10.1 million increase is comprised of increases of $9.8 million in personnel expense and $3.4 million in plant and other costs, partially offset by a $3.1 million decrease in vehicle expense. The $5.5 million increase in “Interest expense” is primarily comprised of a $2.7 million increase for amortization of debt issuance costs, related to amendments to the Company’s revolving credit facility, and a $2.3 million increase for letters of credit fees.

Distributable cash flow attributable to equity investors decreased to $128.6 million for the six months ended January 31, 2025 compared to $130.1 million for the prior year period, primarily due to increases of $10.6 million in “Maintenance capital expenditures” and $3.7 million in “Net cash interest expense.” The increase in “Maintenance capital expenditures” primarily relates to failed sale-leaseback arrangements, production plant upgrades, and capitalized fleet repairs. These increases were partially offset by an increase of $13.0 million in Adjusted EBITDA.

During the six months ended January 31, 2025 and 2024, we had a distributable cash flow excess of $93.6 million and $95.0 million, respectively. This $1.4 million decrease was primarily due to the $1.5 million decrease in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2025	2024	2025	2024
Total revenues	$669,776	$609,877	$1,033,861	$980,890

Total cost of sales	322,371	281,568	491,173	458,189

Operating expense - personnel, vehicle, plant and other	170,740	159,638	318,914	304,284
Depreciation and amortization expense	24,345	24,435	48,670	48,839
General and administrative expense	16,714	17,191	154,640	30,016
Operating expense - equipment lease expense	4,996	5,343	10,500	10,719
Non-cash employee stock ownership plan compensation charge	703	900	1,556	1,620
Loss on asset sales and disposals	2,264	382	3,691	1,717
Operating income	127,643	120,420	4,717	125,506
Interest expense	(27,893)	(24,359)	(53,974)	(48,520)
Other income, net	321	849	1,178	2,185
Earnings (loss) before income taxes	100,071	96,910	(48,079)	79,171
Income tax expense	385	309	565	471
Net earnings (loss)	99,686	96,601	(48,644)	78,700
Net earnings (loss) attributable to noncontrolling interest	843	812	(819)	467
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$98,843	$95,789	$(47,825)	$78,233

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income, net, legal fees and settlements related to non-core businesses, legal fees and settlements related to core businesses, acquisition and related costs, business transformation costs, and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and six months ended January 31, 2025 and 2024:

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2025	2024	2025	2024
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$98,843	$95,789	$(47,825)	$78,233
Income tax expense	385	309	565	471
Interest expense	27,893	24,359	53,974	48,520
Depreciation and amortization expense	24,345	24,435	48,670	48,839
EBITDA	151,466	144,892	55,384	176,063
Non-cash employee stock ownership plan compensation charge	703	900	1,556	1,620
Loss on asset sales and disposals	2,264	382	3,691	1,717
Other income, net	(321)	(849)	(1,178)	(2,185)
Legal fees and settlements related to non-core businesses	1,768	103	129,154	1,157
Legal fees and settlements related to core businesses	500	—	4,540	—
Acquisition and related costs (1)	(798)	—	(798)	—
Business transformation costs (2)	615	691	1,321	965
Net earnings (loss) attributable to noncontrolling interest	843	812	(819)	467
Adjusted EBITDA	157,040	146,931	192,851	179,804
Net cash interest expense (3)	(23,431)	(21,424)	(45,904)	(42,171)
Maintenance capital expenditures (4)	(8,727)	(4,039)	(19,141)	(8,569)
Cash paid for income taxes	(333)	(256)	(410)	(359)
Proceeds from certain asset sales	655	900	1,211	1,380
Distributable cash flow attributable to equity investors	125,204	122,112	128,607	130,085
Less: Distributions accrued or paid to preferred unitholders	16,231	16,250	32,463	32,501
Distributable cash flow attributable to general partner and non-controlling interest	(2,504)	(2,443)	(2,572)	(2,602)
Distributable cash flow attributable to Class A and B unitholders	106,469	103,419	93,572	94,982
Less: Distributions paid to Class A and B unitholders (5)	—	—	—	—
Distributable cash flow excess	$106,469	$103,419	$93,572	$94,982
(1)Non-recurring due diligence related to potential acquisition activities, restructuring costs, and other adjustments.
(2)Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an Enterprise Resource Planning (“ERP”) system as part of our business transformation initiatives.
(3)Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(4)Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(5)The Company did not pay any distributions to Class A unitholders during fiscal 2025 or fiscal 2024.

Operating Results for the three months ended January 31, 2025 and 2024

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2025	2024	Increase (Decrease)
As of January 31,
Retail customers	639,058	652,906	(13,848)	(2)%
Tank exchange selling locations	67,274	67,709	(435)	(1)%

(amounts in thousands)
Three months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	205,975	203,054	2,921	1%
Wholesale - Sales to Resellers	69,490	57,978	11,512	20%
	275,465	261,032	14,433	6%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$463,127	$437,840	$25,287	6%
Wholesale - Sales to Resellers	165,865	142,826	23,039	16%
Other Gas Sales (1)	8,035	3,543	4,492	127%
Other (2)	32,749	25,668	7,081	28%
Propane and related equipment revenues	$669,776	$609,877	$59,899	10%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$244,204	$258,726	$(14,522)	(6)%
Wholesale - Sales to Resellers (1)	74,117	47,645	26,472	56%
Other (2)	29,084	21,938	7,146	33%
Propane and related equipment gross profit	$347,405	$328,309	$19,096	6%

Operating, general and administrative expense (4)	$187,454	$176,829	$10,625	6%
Operating expense - equipment lease expense	4,996	5,343	(347)	(6)%

Operating income	$127,643	$120,420	$7,223	6%

Depreciation and amortization expense	24,345	24,435	(90)	(0)%
Non-cash employee stock ownership plan compensation charge	703	900	(197)	(22)%
Loss on asset sales and disposals	2,264	382	1,882	493%
Legal fees and settlements related to non-core businesses	1,768	103	1,665	NM
Legal fees and settlements related to core businesses	500	—	500	100%
Acquisition and related costs (5)	(798)	—	(798)	100%
Business transformation costs (6)	615	691	(76)	(11)%
Adjusted EBITDA	$157,040	$146,931	$10,109	7%

NM – Not meaningful

(1)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(2)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(3)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(4)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(5)	Non-recurring due diligence related to potential acquisition activities, restructuring costs, and other adjustments.
(6)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an ERP system as part of our business transformation initiatives.

The second fiscal quarter was warmer than normal by 10% and 3% in November and December, respectively. January was the coldest month of fiscal 2025 to date with temperatures that were 12% cooler than normal. Overall, average temperatures (measured by heating degree days) were 2% cooler than normal (based on NOAA’s ten-year average) and 5% cooler than the prior year period during the three months ended January 31, 2025. Propane sales volumes during the three months ended January 31, 2025 increased 14.4 million gallons, or 6%, compared to the prior year period.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended January 31, 2025 averaged 16.9% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 16.2% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.83 and $0.71 per gallon during the three months ended January 31, 2025 and 2024, respectively, while the wholesale market price at Conway, Kansas averaged $0.79 and $0.68 per gallon during the three months ended January 31, 2025 and 2024, respectively.

Revenues

Retail sales increased $25.3 million, or 6%, compared to the prior year period and partially aligns with the increase in gallons sold of 2.9 million gallons, or 1%. Additionally, the increase in wholesale propane prices noted above contributed to the increase in revenues. Sales to residential and industrial commercial customers drove the majority of the increase. In addition to a 2% customer decrease, Retail results were impacted by the extended drought conditions throughout the country, as demand from our agricultural customers was depressed with lack of rain, which reduced the propane needed for crop drying by 2.4 million gallons during the second fiscal quarter.

Wholesale sales increased $23.0 million, or 16%, compared to the prior year period with a corresponding increase of 11.5 million gallons, or 20%, compared to the prior year period. The favorable increase was driven by a $14.2 million increase in tank exchange sales due to organic growth and customer demand for fuel for propane heaters in addition to grills and alternative power sources.

Other gas sales increased $4.5 million compared to the prior year period primarily due to an increase in sales volume.

Other revenues increased $7.1 million, or 28%, compared to the prior year period. The change was primarily due to increases in transport revenue and miscellaneous revenues and fees.

Gross margin - Propane and other gas liquids sales

Gross margin increased $12.0 million as the $26.5 million increase in wholesale gross margin was partially offset by a $14.5 million decrease in retail gross margin. The overall change was driven by a $52.8 million increase in revenue and a $40.8 million increase in cost of sales. The favorability in wholesale gross margin was primarily due to a $20.7 million increase related to our tank exchange business and a $5.1 million increase related to reseller activity. We continue to benefit from our telematics technology, which provides a platform under which we can manage our fleet to reduce fuel costs and boost route efficiencies.

Margin per gallon for the quarter decreased by $0.01, or 1%, compared to the prior year period.

Gross margin - other

Gross margin increased $7.1 million, or 33%, compared to the prior year period.

Operating income

We had operating income of $127.6 million and $120.4 million during the three months ended January 31, 2025 and 2024, respectively. The $7.2 million increase was primarily due to the $19.1 million increase in gross margin noted above, partially offset by an increase of $11.1 million in “Operating expense – personnel, vehicle, plant and other.”

The $11.0 million increase in personnel costs includes higher overtime costs in addition to one-time workers compensation claims. The remainder of the increase in operating expenses consists of $0.9 million for plant and other costs. These increases were partially offset by a decrease of $0.8 million in vehicle costs due to a $1.0 million decrease in fuel costs, in addition to negligible amounts for repairs and maintenance driven by optimized fleet maintenance initiatives. We continue to focus on gaining efficiencies in delivering to our customers. The metrics showcase results as the days to set a tank improved with a 25% decrease in time to service during the second fiscal quarter compared to the prior year period.

Adjusted EBITDA

Adjusted EBITDA increased $10.1 million primarily due to the $19.1 million increase in “Gross margin” as described above, partially offset by an increase of $8.5 million in “Operating, general and administrative expense,” after adjusting for an increase of $2.1 million in EBITDA adjustments, primarily related to legal costs.

Operating Results for the six months ended January 31, 2025 and 2024

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2025	2024	Increase (Decrease)
As of January 31,
Retail customers	639,058	652,906	(13,848)	(2)%
Tank exchange selling locations	67,274	67,709	(435)	(1)%

(amounts in thousands)
Six months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	312,706	317,494	(4,788)	(2)%
Wholesale - Sales to Resellers	120,730	105,743	14,987	14%
	433,436	423,237	10,199	2%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$678,406	$665,700	$12,706	2%
Wholesale - Sales to Resellers	279,714	248,349	31,365	13%
Other Gas Sales (1)	15,705	9,094	6,611	73%
Other (2)	60,036	57,747	2,289	4%
Propane and related equipment revenues	$1,033,861	$980,890	$52,971	5%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$363,277	$363,611	$(334)	(0)%
Wholesale - Sales to Resellers (1)	127,486	109,514	17,972	16%
Other (2)	51,925	49,576	2,349	5%
Propane and related equipment gross profit	$542,688	$522,701	$19,987	4%

Operating, general and administrative expense (4)	$473,554	$334,300	$139,254	42%
Operating expense - equipment lease expense	10,500	10,719	(219)	(2)%

Operating income	$4,717	$125,506	$(120,789)	(96)%

Depreciation and amortization expense	48,670	48,839	(169)	(0)%
Non-cash employee stock ownership plan compensation charge	1,556	1,620	(64)	(4)%
Loss on asset sales and disposals	3,691	1,717	1,974	115%
Legal fees and settlements related to non-core businesses	129,154	1,157	127,997	NM
Legal fees and settlements related to core businesses	4,540	—	4,540	100%
Acquisition and related costs (5)	(798)	—	(798)	100%
Business transformation costs (6)	1,321	965	356	37%
Adjusted EBITDA	$192,851	$179,804	$13,047	7%

NM – Not meaningful

(1)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(2)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(3)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(4)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(5)	Non-recurring due diligence related to potential acquisition activities, restructuring costs, and other adjustments.
(6)	Non-recurring costs included in “Operating, general and administrative expense” primarily related to the implementation of an ERP system as part of our business transformation initiatives.

Propane sales volumes during the six months ended January 31, 2025 increased 10.2 million gallons, or 2%, compared to the prior year period. Average temperatures (measured by heating degree days) were 2% warmer than normal (based on NOAA’s ten-year average) but 2% cooler than the prior year period during the six months ended January 31, 2025.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the six months ended January 31, 2025 averaged 8.6% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 10.3% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.76 and $0.70 per gallon during the six months ended January 31, 2025 and 2024, respectively, while the wholesale market price at Conway, Kansas averaged $0.75 and $0.68 per gallon during the six months ended January 31, 2025 and 2024, respectively.

Revenues

Retail sales increased $12.7 million, or 2%, compared to the prior year period as the increase in wholesale propane prices noted above contributed to the increase in revenues. Sales to residential and industrial commercial customers drove the majority of the increase. Retail gallons sold decreased 4.8 million gallons, or 2%, compared to the prior year period as we experienced warmer weather in the first fiscal quarter, which was partially offset by cooler weather in the second fiscal quarter. Results were impacted by a decrease in sales to agricultural customers, primarily due to extended drought conditions, in addition to a 2% customer decrease compared to the prior year period.

Wholesale sales increased $31.4 million, or 13%, compared to the prior year period with a corresponding increase of 15.0 million gallons, or 14%, compared to the prior year period. The favorable increase was driven by a $23.0 million increase in tank exchange sales due to organic growth primarily driven by new customer wins and customer demand for fuel for propane heaters in addition to grills. Storm preparation and response to Hurricane Helene and Hurricane Milton during the fiscal year also added growth.

Other gas sales increased $6.6 million compared to the prior year period primarily due to an increase in sales volume.

Other revenues increased $2.3 million, or 4%, compared to the prior year period. The change was primarily due to increases of $1.3 million in miscellaneous revenues and fees and $0.7 million in tank rent.

Gross margin - Propane and other gas liquids sales

Gross margin increased $17.5 million as the $18.0 million increase in wholesale gross margin was partially offset by a $0.3 million decrease in retail gross margin. The overall change was driven by a $50.7 million increase in revenue, partially offset by a $33.0 million increase in cost of sales.

Margin per gallon for the quarter increased by $0.01, or 1%, compared to the prior year period. The volume on our Platinum Plus fixed cost program for residential customers was a contributing factor in margin improvement during the quarter.

Gross margin - other

Gross margin increased $2.3 million, or 5%, compared to the prior year period.

Operating income

We had operating income of $4.7 million and $125.5 million during the six months ended January 31, 2025 and 2024, respectively. The $120.8 million decrease was primarily due to a $125.0 million legal accrual in “General and administrative expense” and a $14.6 million increase in “Operating expense – personnel, vehicle, plant and other,” which was partially offset by the $20.0 million increase in gross margin noted above.

After adjusting for $4.5 million in legal fees and settlements related to core businesses, “Operating expense – personnel, vehicle, plant and other” increased $10.1 million. The $10.1 million increase is comprised of increases of $9.8 million in personnel expense and $3.4 million in plant and other, which was partially offset by a $3.1 million decrease in vehicle expense.

The $9.8 million increase in personnel expense includes increases of $3.8 million in workers' compensation claims, $3.7 million related to payroll and other costs, and $3.1 million in overtime expense. These increases were partially offset by a $1.6 million decrease in incentive accruals.

The $3.4 million increase in plant and other was primarily due to increases of $1.4 million in software expense, $0.7 million for property maintenance, and $0.7 million for supplies and parts and fittings.

Vehicle expense decreased as we realized fuel savings of $3.1 million as a result of our telematics technology in place to reduce idling time and enhance route efficiency.

See Note L “Contingencies and commitments” in the notes to our condensed consolidated financial statements for the subsequent settlement of the $125.0 million legal accrual.

Adjusted EBITDA

Adjusted EBITDA increased $13.0 million primarily due to the $20.0 million increase in “Gross margin,” as described above, partially offset by an increase of $6.4 million in “Operating, general and administrative expense,” after adjusting for an increase of $132.1 million in EBITDA adjustments, which were primarily for the $125.0 million legal accrual noted above and $4.5 million in legal fees and settlements related to core businesses.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on January 15, 2025 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”), with a maturity date of December 31, 2025, in an aggregate principal amount of up to $350.0 million. On March 31, 2025, in conjunction with the commencement of the Fifth Amendment, the commitment level for the Credit Facility will be reduced from $350.0 million to $308.8 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. On January 15, 2025, the Credit Agreement was further amended for modifications to allow for and reflect the litigation settlement, described in Note L “Contingencies and commitments,” including modifications to permit the issuance of letters of credit to secure the settlement payments, as well as certain other conforming and technical changes resulting from the settlement. For additional discussion, see Note E “Debt” in the notes to our condensed consolidated financial statements.

As of January 31, 2025, our total liquidity was $237.3 million, which was comprised of $39.4 million in unrestricted cash and $197.9 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of January 31, 2025, letters of credit outstanding totaled $152.1 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended January 31, 2025 to the twelve months ended October 31, 2024 is as follows (in thousands):

		Cash reserves
	Distributable	(deficiency)	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Six months ended January 31, 2025	$128,607	$96,144	$32,463
Fiscal 2024	212,265	147,487	64,778
Less: Six months ended January 31, 2024	130,085	97,584	32,501
Twelve months ended January 31, 2025	$210,787	$146,047	$64,740	3.3x

Twelve months ended October 31, 2024	207,695	142,936	64,759	3.2x
Change	$3,092	$3,111	$(19)	0.1x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended January 31, 2025, distributable cash flow attributable to equity investors increased $3.1 million compared to the twelve months ended October 31, 2024 primarily due to an increase of $13.0 million in Adjusted EBITDA, partially offset by an increase of $10.6 million in “Maintenance capital expenditures.” The increase in “Maintenance capital expenditures” primarily relates to failed sale-leaseback arrangements, production plant upgrades, and capitalized fleet repairs. As of January 31, 2025, the accrued quarterly distribution to Preferred Unitholders was $18.6 million. We paid $15.4 million of this distribution on February 15, 2025. The remaining $3.2 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment.

We did not pay any cash distributions to our Class A Unitholders or the general partner during the six months ended January 31, 2025 or 2024. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. See Note E "Debt" for more information. Cash reserves, which we utilize to meet future anticipated expenditures, were $146.0 million and $142.9 million for the twelve months ended January 31, 2025 and October 31, 2024, respectively.

Operating Activities

Ferrellgas Partners

Net cash used in operating activities was $1.4 million for the six months ended January 31, 2025, compared to net cash provided by operating activities of $100.5 million for the six months ended January 31, 2024. The $101.9 million decrease in cash provided by operating activities was primarily due to a $122.6 million decrease in cash flow from operations and a $60.3 million increase in working capital requirements. These changes were partially offset by a $66.8 million decrease in requirements for other current liabilities and a $8.8 million inflow associated with other assets and liabilities.

The $122.6 million decrease in cash flow from operations was primarily due to an increase of $124.6 million in “General and administrative expense” related to the Settlement Agreement, as described in Note L “Contingencies and commitments.” The $60.3 million increase in working capital requirements was primarily due to increases of $66.6 million in requirements for accounts and notes receivable, net and $6.4 million in inventory requirements, respectively. This was partially offset by a decrease of $12.7 million in requirements for accounts payable.

The $66.8 million decrease in net cash requirements for other current liabilities was primarily driven by changes in the legal accrual related to the Settlement Agreement.

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

Net cash used in investing activities was $44.3 million and $62.5 million for the six months ended January 31, 2025 and 2024, respectively. The $18.2 million decrease in net cash used in investing activities was primarily due to decreases of $12.7 million in “Business acquisitions, net of cash acquired” and $5.7 million in “Capital expenditures.” We had one acquisition each during the six months ended January 31, 2025 and 2024. Our decrease in “Capital expenditures” is primarily related to our tank exchange brand’s optimization of real-time cylinder inventory controls, reducing the need for cylinder purchases.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $39.1 million and $36.2 million for the six months ended January 31, 2025 and 2024, respectively. The $2.9 million increase in cash used in financing activities was primarily due to increases of $5.8 million in cash paid for financing costs and $1.2 million in cash payments for the principal portion of finance lease liabilities. These changes were partially offset by a $4.5 million inflow in “Other, net,” which was primarily related to the liability related to failed sale-leaseback arrangements.

On July 10, 2024, letters of credit in an aggregate principal amount of $124.5 million were issued to the surety providers under an appeal bond posted on behalf of Ferrellgas Partners. On January 15, 2025, these letters of credit were released and new letters of credit in an aggregate principal amount of $75.0 million were issued pursuant to the settlement agreement described in Note L “Contingencies and commitments” to the condensed consolidated financial statements for further information. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at January 31, 2025 and July 31, 2024 totaled $152.1 and $193.4 million, respectively. As of January 31, 2025, we had available borrowing capacity under our Credit Facility of $197.9 million. Assets subject to lien under the Credit Facility were $432.3 million as of January 31, 2025.

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

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. See Note E "Debt" and Note M "Net earnings (loss) per Unitholders' interest" for additional information. See “Risk Factors —Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution” in our Annual Report on Form 10-K for fiscal 2024.

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the six months ended January 31, 2025 or 2024.

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

As of January 31, 2025, the Quarterly Distribution accrued was $18.6 million. During the six months ended January 31, 2025, two quarterly payments of $15.4 million relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $3.2 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

As of January 31, 2024, the Quarterly Distribution accrued was $18.6 million. During the six months ended January 31, 2024, two quarterly payments of $15.4 relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrued of $3.2 million represented Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders, Class B Unitholders or the general partner during the six months ended January 31, 2025 or 2024.

The operating partnership paid cash distributions for the six months ended January 31, 2025 and 2024 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $186.1 million for the six months ended January 31, 2025, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the six months ended January 31, 2025 and 2024, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

The following table sets forth our material cash requirements for known contractual obligations and commitments at January 31, 2025:

	Payment or settlement due by fiscal year
(in thousands)	2025	(1)	2026	2027	2028	2029	Thereafter	Total
Long-term debt, including current portion (2)	$610		$652,178	$1,310	$910	$825,550	$600	$1,481,158
Fixed rate interest obligations (3)	41,703		83,406	48,469	48,469	48,469	—	270,516
Operating lease obligations (4)	10,903		12,601	7,696	5,334	3,697	7,579	47,810
Finance lease obligations (5)	6,885		13,017	10,056	5,228	3,227	7,715	46,128
Litigation settlement (6)	37,500		37,500	—	—	—	—	75,000
Pension withdrawal liability (7)	142		284	284	284	284	2,528	3,806
Purchase obligations:
Product purchase commitments (8)	12,228		—	—	—	—	—	12,228
Total	$109,971		$798,986	$67,815	$60,225	$881,227	$18,422	$1,936,646
Underlying product purchase volume commitments (in gallons)	13,743		—	—	—	—	—	13,743
(1)	The amounts in the 2025 column represent remaining payments in fiscal 2025 as of January 31, 2025.
(2)	We have long and short-term payment obligations under agreements such as the indentures governing our senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, see Note E “Debt” to our condensed consolidated financial statements.
(3)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.
(4)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.
(5)	We lease certain property, plant and equipment under noncancelable and cancelable financing leases. Amounts shown in the table represent minimum lease payment obligations under our third-party financing leases for the periods indicated.
(6)	These installment payments relate to a Settlement Agreement described in Note L “Contingencies and commitments” to our condensed consolidated financial statements.
(7)	These payments relate to a liability incurred in connection with the withdrawal from certain pension plans.
(8)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the January 31, 2025 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2025. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2025 and July 31, 2024 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $7.6 million and $10.0 million as of January 31, 2025 and July 31, 2024, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $152.1 million and $193.4 million as of January 31, 2025 and July 31, 2024, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2024. During the six months ended January 31, 2025, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of January 31, 2025.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2025, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2025, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business and Industry

We are subject to operating and litigation risks, and related costs or liabilities may not be covered by insurance.

We are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane. These operations face an inherent risk of exposure to general liability claims in the event that they result in injury or destruction of property. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. As described in more detail in Note L “Contingencies and commitments” to our condensed consolidated financial statements, on January 15, 2025, Ferrellgas and the other defendants entered into a Settlement Agreement with Eddystone resolving all issues in and related to the EDPA Lawsuit. In settlement of the judgment in the EDPA Lawsuit, the defendants agreed to pay Eddystone the sum of $125.0 million, which is payable in three installments, with the first payment of $50.0 million having been paid by the Company on January 15, 2025, and two additional payments of $37.5 million to occur on or before June 16, 2025, and January 15, 2026, respectively. The two remaining payment amounts are secured by letters of credit issued under the Credit Agreement (as defined in Note E “Debt” to our condensed consolidated financial statements). As part of the settlement, the previously disclosed $190.0 million appeal bond, and the related letters of credit, have been released. The litigation described above is not covered by insurance. Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in our industry or in the energy industry generally may cease to do so or substantially increase premiums. Although we maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

During the quarter ended January 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
*# 10.1	Confidential Settlement Agreement and Mutual Release.
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith
#	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 7, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 7, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer, Treasurer, and Sole Director (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 7, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 7, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Michael E. Cole
Michael E. Cole
Chief Financial Officer, Treasurer, and Sole Director (Principal Financial and Accounting Officer)