Form 10-Q
period 2025-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2025-06-06
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

At May 30, 2025, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended April 30, 2025 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $10,678 of restricted cash at July 31, 2024)	$109,325	$124,160
Accounts and notes receivable, net	183,115	120,627
Inventories	86,109	96,032
Prepaid expenses and other current assets	29,795	34,383
Total current assets	408,344	375,202

Property, plant and equipment, net	609,827	604,954
Goodwill, net	257,155	257,006
Intangible assets (net of accumulated amortization of $364,949 and $358,895 at April 30, 2025 and July 31, 2024, respectively)	108,318	112,155
Operating lease right-of-use assets	40,963	47,620
Other assets, net	71,112	61,813
Total assets	$1,495,719	$1,458,750

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$49,087	$33,829
Current portion of long-term debt	652,382	2,510
Current operating lease liabilities	17,141	22,448
Other current liabilities	229,211	184,021
Total current liabilities	947,821	242,808

Long-term debt	814,050	1,461,008
Operating lease liabilities	24,840	26,006
Other liabilities	42,766	27,267
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2025 and July 31, 2024)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at April 30, 2025 and July 31, 2024)	(1,291,074)	(1,256,946)
Class B (1,300,000 units outstanding at April 30, 2025 and July 31, 2024)	383,012	383,012
General partner unitholder (49,496 units outstanding at April 30, 2025 and July 31, 2024)	(70,425)	(70,080)
Accumulated other comprehensive income	1,435	2,025
Total Ferrellgas Partners, L.P. deficit	(977,052)	(941,989)
Noncontrolling interest	(8,055)	(7,699)
Total deficit	(985,107)	(949,688)
Total liabilities, mezzanine and deficit	$1,495,719	$1,458,750

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
Revenues:
Propane and other gas liquids sales	$533,546	$490,057	$1,507,371	$1,413,200
Other	27,301	25,717	87,337	83,464
Total revenues	560,847	515,774	1,594,708	1,496,664

Costs and expenses:
Cost of sales - propane and other gas liquids sales	267,891	240,281	750,953	690,299
Cost of sales - other	3,727	3,195	11,838	11,366
Operating expense - personnel, vehicle, plant and other	159,392	150,629	478,306	454,913
Operating expense - equipment lease expense	3,833	5,275	14,333	15,994
Depreciation and amortization expense	24,336	25,340	73,006	74,179
General and administrative expense	12,721	13,305	167,361	43,321
Non-cash employee stock ownership plan compensation charge	802	880	2,358	2,500
Loss on asset sales and disposals	855	130	4,546	1,847

Operating income	87,290	76,739	92,007	202,245

Interest expense	(28,142)	(24,685)	(82,116)	(73,205)
Other income, net	779	1,324	1,957	3,509

Earnings before income taxes	59,927	53,378	11,848	132,549

Income tax expense	378	240	943	711

Net earnings	59,549	53,138	10,905	131,838

Net earnings (loss) attributable to noncontrolling interest	444	372	(375)	839

Net earnings attributable to Ferrellgas Partners, L.P.	$59,105	$52,766	$11,280	$130,999

Class A unitholders’ interest in net earnings (loss) (Note M)	$6,127	$(63,802)	$(36,919)	$(18,853)

Basic and diluted net earnings (loss) per Class A Unit (Note M)	$1.26	$(13.13)	$(7.60)	$(3.88)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
Net earnings	$59,549	$53,138	$10,905	$131,838
Other comprehensive loss:
Change in value of risk management derivatives	(2,674)	(1,180)	7,081	(116)
Reclassification of (gains) losses on derivatives to earnings, net	(5,512)	(5,179)	(7,677)	75
Other comprehensive loss:	(8,186)	(6,359)	(596)	(41)
Comprehensive income	51,363	46,779	10,309	131,797
Comprehensive income (loss) attributable to noncontrolling interest	(361)	(308)	381	(839)
Comprehensive income attributable to Ferrellgas Partners, L.P.	$51,002	$46,471	$10,690	$130,958

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	deficit	interest	deficit
Balance at July 31, 2024	4,857.6	1,300.0	49.5	$(1,256,946)	$383,012	$(70,080)	$2,025	$(941,989)	$(7,699)	$(949,688)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	836	—	8	—	844	9	853
Net earnings allocated to preferred units	—	—	—	(16,070)	—	(162)	—	(16,232)	—	(16,232)
Net loss	—	—	—	(145,201)	—	(1,467)	—	(146,668)	(1,662)	(148,330)
Other comprehensive income	—	—	—	—	—	—	4,828	4,828	49	4,877
Balance at October 31, 2024	4,857.6	1,300.0	49.5	(1,417,381)	383,012	(71,701)	6,853	(1,099,217)	(9,303)	(1,108,520)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	689	—	7	—	696	7	703
Net earnings allocated to preferred units	—	—	—	(16,068)	—	(163)	—	(16,231)	—	(16,231)
Net earnings	—	—	—	97,854	—	989	—	98,843	843	99,686
Other comprehensive income	—	—	—	—	—	—	2,685	2,685	28	2,713
Balance at January 31, 2025	4,857.6	1,300.0	49.5	(1,334,906)	383,012	(70,868)	9,538	(1,013,224)	(8,425)	(1,021,649)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	785	—	8	—	793	9	802
Net earnings allocated to preferred units	—	—	—	(15,467)	—	(156)	—	(15,623)	—	(15,623)
Net earnings	—	—	—	58,514	—	591	—	59,105	444	59,549
Other comprehensive loss	—	—	—	—	—	—	(8,103)	(8,103)	(83)	(8,186)
Balance at April 30, 2025	4,857.6	1,300.0	49.5	$(1,291,074)	$383,012	$(70,425)	$1,435	$(977,052)	$(8,055)	$(985,107)

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$10,905	$131,838
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	73,006	74,179
Non-cash employee stock ownership plan compensation charge	2,358	2,500
Loss on asset sales and disposals	4,546	1,847
Provision for expected credit losses	1,982	1,518
Other	10,772	5,719
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(64,470)	(20,302)
Inventories	9,923	6,829
Prepaid expenses and other current assets	2,925	865
Accounts payable	15,675	12,350
Accrued interest expense	(21,869)	(21,475)
Other current liabilities	58,694	(18,632)
Other assets and liabilities	12,150	(1,295)
Net cash provided by operating activities	116,597	175,941

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,756)	(16,499)
Capital expenditures	(68,191)	(69,490)
Proceeds from sale of assets	2,115	1,969
Net cash used in investing activities	(69,832)	(84,020)

Cash flows from financing activities:
Distributions to Ferrellgas, Inc.	—	(1,010)
Preferred unit distributions	(48,737)	(49,141)
Distributions to Class B unitholders	—	(99,996)
Payments on long-term debt	(2,200)	(2,167)
Cash paid for financing costs	(6,961)	—
Cash payments for principal portion of lease liability	(7,952)	(4,459)
Other, net	4,250	1,150
Net cash used in financing activities	(61,600)	(155,623)

Net change in cash, cash equivalents and restricted cash	(14,835)	(63,702)
Cash, cash equivalents and restricted cash - beginning of period	124,160	137,347
Cash, cash equivalents and restricted cash - end of period	$109,325	$73,645

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $10,678 of restricted cash at July 31, 2024)	$109,016	$123,732
Accounts and notes receivable, net	183,115	120,627
Inventories	86,109	96,032
Prepaid expenses and other current assets	29,775	34,363
Total current assets	408,015	374,754

Property, plant and equipment, net	609,827	604,954
Goodwill, net	257,155	257,006
Intangible assets (net of accumulated amortization of $364,949 and $358,895 at April 30, 2025 and July 31, 2024, respectively)	108,318	112,155
Operating lease right-of-use assets	40,963	47,620
Other assets, net	71,112	61,813
Total assets	$1,495,390	$1,458,302

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$49,087	$33,829
Current portion of long-term debt	652,382	2,510
Current operating lease liabilities	17,141	22,448
Other current liabilities	229,162	183,896
Total current liabilities	947,772	242,683

Long-term debt	814,050	1,461,008
Operating lease liabilities	24,840	26,006
Other liabilities	42,766	27,267
Contingencies and commitments (Note L)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2025 and July 31, 2024)	651,349	651,349

Deficit:
Limited partners	(978,767)	(944,337)
General partner	(8,083)	(7,733)
Accumulated other comprehensive income	1,463	2,059
Total deficit	(985,387)	(950,011)
Total liabilities, mezzanine and deficit	$1,495,390	$1,458,302

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
Revenues:
Propane and other gas liquids sales	$533,546	$490,057	$1,507,371	$1,413,200
Other	27,301	25,717	87,337	83,464
Total revenues	560,847	515,774	1,594,708	1,496,664

Costs and expenses:
Cost of sales - propane and other gas liquids sales	267,891	240,281	750,953	690,299
Cost of sales - other	3,727	3,195	11,838	11,366
Operating expense - personnel, vehicle, plant and other	159,392	150,629	478,306	454,913
Operating expense - equipment lease expense	3,833	5,275	14,333	15,994
Depreciation and amortization expense	24,336	25,340	73,006	74,179
General and administrative expense	12,720	13,292	167,359	43,313
Non-cash employee stock ownership plan compensation charge	802	880	2,358	2,500
Loss on asset sales and disposals	855	130	4,546	1,847

Operating income	87,291	76,752	92,009	202,253

Interest expense	(28,142)	(24,685)	(82,116)	(73,205)
Other income, net	776	1,002	1,944	3,190

Earnings before income taxes	59,925	53,069	11,837	132,238

Income tax expense	324	206	889	659

Net earnings	$59,601	$52,863	$10,948	$131,579

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
Net earnings	$59,601	$52,863	$10,948	$131,579
Other comprehensive loss:
Change in value of risk management derivatives	(2,674)	(1,180)	7,081	(116)
Reclassification of (gains) losses on derivatives to earnings, net	(5,512)	(5,179)	(7,677)	75
Other comprehensive loss:	(8,186)	(6,359)	(596)	(41)
Comprehensive income	$51,415	$46,504	$10,352	$131,538

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2024	$(944,337)	$(7,733)	$2,059	$(950,011)
Contributions in connection with non-cash ESOP compensation charges	844	9	—	853
Net earnings allocated to preferred units	(16,232)	—	—	(16,232)
Net loss	(146,673)	(1,662)	—	(148,335)
Other comprehensive income	—	—	4,877	4,877
Balance at October 31, 2024	(1,106,398)	(9,386)	6,936	(1,108,848)
Contributions in connection with non-cash ESOP compensation charges	696	7	—	703
Net earnings allocated to preferred units	(16,231)	—	—	(16,231)
Net earnings	98,839	843	—	99,682
Other comprehensive income	—	—	2,713	2,713
Balance at January 31, 2025	(1,023,094)	(8,536)	9,649	(1,021,981)
Contributions in connection with non-cash ESOP compensation charges	793	9	—	802
Net earnings allocated to preferred units	(15,623)	—	—	(15,623)
Net earnings	59,157	444	—	59,601
Other comprehensive loss	—	—	(8,186)	(8,186)
Balance at April 30, 2025	$(978,767)	$(8,083)	$1,463	$(985,387)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2023	$(892,717)	$(7,217)	$1,083	$(898,851)
Contributions in connection with non-cash ESOP compensation charges	713	7	—	720
Net earnings allocated to preferred units	(16,251)	—	—	(16,251)
Net loss	(17,538)	(345)	—	(17,883)
Other comprehensive loss	—	—	(10,288)	(10,288)
Balance at October 31, 2023	(925,793)	(7,555)	(9,205)	(942,553)
Contributions in connection with non-cash ESOP compensation charges	891	9	—	900
Net earnings allocated to preferred units	(16,250)	—	—	(16,250)
Net earnings	95,787	812	—	96,599
Other comprehensive income	—	—	16,606	16,606
Balance at January 31, 2024	(845,365)	(6,734)	7,401	(844,698)
Contributions in connection with non-cash ESOP compensation charges	871	9	—	880
Distributions	(100,000)	(1,010)	—	(101,010)
Net earnings allocated to preferred units	(16,045)	—	—	(16,045)
Net earnings	52,491	372	—	52,863
Other comprehensive loss	—	—	(6,359)	(6,359)
Balance at April 30, 2024	$(908,048)	$(7,363)	$1,042	$(914,369)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$10,948	$131,579
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	73,006	74,179
Non-cash employee stock ownership plan compensation charge	2,358	2,500
Loss on asset sales and disposals	4,546	1,847
Provision for expected credit losses	1,982	1,518
Other	10,772	5,719
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(64,470)	(20,302)
Inventories	9,923	6,829
Prepaid expenses and other current assets	2,925	863
Accounts payable	15,675	12,350
Accrued interest expense	(21,869)	(21,475)
Other current liabilities	58,770	(18,689)
Other assets and liabilities	12,150	(1,295)
Net cash provided by operating activities	116,716	175,623

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,756)	(16,499)
Capital expenditures	(68,191)	(69,490)
Proceeds from sale of assets	2,115	1,969
Net cash used in investing activities	(69,832)	(84,020)

Cash flows from financing activities:
Distributions to Ferrellgas, Inc.	—	(1,010)
Preferred unit distributions	(48,737)	(49,141)
Distributions to Ferrellgas Partners	—	(100,000)
Payments on long-term debt	(2,200)	(2,167)
Cash paid for financing costs	(6,961)	—
Cash paid for principal portion of finance lease liability	(7,952)	(4,459)
Other, net	4,250	1,150
Net cash used in financing activities	(61,600)	(155,627)

Net change in cash, cash equivalents and restricted cash	(14,716)	(64,024)
Cash, cash equivalents and restricted cash - beginning of period	123,732	137,245
Cash, cash equivalents and restricted cash - end of period	$109,016	$73,221

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note F “Preferred units”), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of April 30, 2025, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the nine months ended April 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2025.

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

No new accounting standards were adopted during the nine months ended April 30, 2025.

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

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	April 30, 2025	July 31, 2024
Propane gas and related products	$65,909	$74,122
Appliances, parts and supplies, and other	20,200	21,910
Inventories	$86,109	$96,032

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2025, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 1.4 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	April 30, 2025	July 31, 2024
Broker margin deposit assets	$3,596	$6,911
Price risk management asset	3,774	5,925
Other	22,425	21,547
Prepaid expenses and other current assets	$29,795	$34,383

The operating partnership

Prepaid expenses and other current assets consist of the following:

	April 30, 2025	July 31, 2024
Broker margin deposit assets	$3,596	$6,911
Price risk management asset	3,774	5,925
Other	22,405	21,527
Prepaid expenses and other current assets	$29,775	$34,363

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	April 30, 2025	July 31, 2024
Accrued interest	$7,523	$29,392
Customer deposits and advances	26,984	34,500
Accrued payroll	25,229	27,054
Accrued insurance	17,508	15,307
Broker margin deposit liability	3,458	3,111
Accrued senior preferred units distributions	16,972	17,538
Other	131,537	57,119
Other current liabilities	$229,211	$184,021

The operating partnership

Other current liabilities consist of the following:

	April 30, 2025	July 31, 2024
Accrued interest	$7,523	$29,392
Customer deposits and advances	26,984	34,500
Accrued payroll	25,229	27,054
Accrued insurance	17,508	15,307
Broker margin deposit liability	3,458	3,111
Accrued senior preferred units distributions	16,972	17,538
Other	131,488	56,994
Other current liabilities	$229,162	$183,896

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
Operating expense - personnel, vehicle, plant and other	$75,237	$76,612	$231,075	$222,500
Depreciation and amortization expense	4,066	3,407	12,114	9,902
Operating expense - equipment lease expense	2,514	3,313	8,350	10,321
Shipping and handling expenses	$81,817	$83,332	$251,539	$242,723

Cash, cash equivalents and restricted cash

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of July 31, 2024 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which was used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility. In January 2025, the Company settled its outstanding litigation. As a result, the administrative agent released the restricted cash deposit in January 2025.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	April 30, 2025	July 31, 2024
Cash and cash equivalents	$109,325	$113,482
Restricted cash	—	10,678
Cash, cash equivalents and restricted cash	$109,325	$124,160

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	April 30, 2025	July 31, 2024
Cash and cash equivalents	$109,016	$113,054
Restricted cash	—	10,678
Cash, cash equivalents and restricted cash	$109,016	$123,732

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

Ferrellgas Partners

	For the nine months ended April 30,
	2025	2024
Cash paid for:
Interest	$93,103	$88,393
Income taxes	$708	$495
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$635	$1,585
Change in accruals for property, plant and equipment additions	$718	$1,259
Lease liabilities arising from operating ROU assets	$10,059	$16,526
Lease liabilities arising from finance ROU assets	$22,384	$3,884
Accrued senior preferred units distributions	$16,972	$16,935
Acquisition of assets in failed sale-leaseback	$5,032	$—
Liability in connection with failed sale-leaseback	$4,250	$—

The operating partnership

	For the nine months ended April 30,
	2025	2024
Cash paid for:
Interest	$93,103	$88,393
Income taxes	$654	$477
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$635	$1,585
Change in accruals for property, plant and equipment additions	$718	$1,259
Lease liabilities arising from operating ROU assets	$10,059	$16,526
Lease liabilities arising from finance ROU assets	$22,384	$3,884
Accrued senior preferred units distributions	$16,972	$16,935
Acquisition of assets in failed sale-leaseback	$5,032	$—
Liability in connection with failed sale-leaseback	$4,250	$—

D.    Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	April 30, 2025	July 31, 2024
Accounts receivable	$186,681	$123,945
Note receivable	—	2,500
Allowance for expected credit losses	(3,566)	(5,818)
Accounts and notes receivable, net	$183,115	$120,627

E.    Debt

Short-term borrowings

The Company classified borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the 12 month period following the balance sheet date. As of April 30, 2025, we did not have any short-term borrowings. For further discussions, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	April 30, 2025	July 31, 2024
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.9% and 8.5% weighted average interest rate at April 30, 2025 and July 31, 2024, respectively, due 2025 to 2032, net of unamortized discount of $910 and $912 at April 30, 2025 and July 31, 2024, respectively	4,953	6,151
Total debt, excluding unamortized debt issuance and other costs	1,479,953	1,481,151
Unamortized debt issuance and other costs	(13,521)	(17,633)
Less: current portion of long-term debt (1)	652,382	2,510
Long-term debt	$814,050	$1,461,008
(1)	As of April 30, 2025, this includes the $650.0 million aggregate principal amount of 5.375% senior notes due April 1, 2026.

Senior secured revolving credit facility

The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on January 15, 2025 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”), with a maturity date of December 31, 2025, in an aggregate principal amount of up to $350.0 million. On March 31, 2025, in conjunction with the commencement of the Fifth Amendment, the commitment level for the Credit Facility was reduced from $350.0 million to $308.8 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. As of April 30, 2025, the operating partnership had no short-term borrowings.

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

Availability under the Credit Facility is, at any time, an amount equal to (a) the lesser of the revolving commitment and the Borrowing Base (as defined below) minus (b) the sum of the aggregate outstanding amount of borrowings under the Credit Facility plus the undrawn amount of outstanding letters of credit under the Credit Facility plus unreimbursed drawings in respect of letters of credit (unless otherwise converted into revolving loans). The “Borrowing Base” equals the sum of: (a) $175.0 million, plus (b) 80% of the eligible accounts receivable of the operating partnership and its subsidiaries, plus (c) 70% of the eligible propane inventory of the operating partnership and its subsidiaries, valued at weighted average cost, less (d) certain reserves, as determined and subject to certain modifications by the administrative agent in its permitted discretion.

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

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, redemptions of Preferred Units conditional to a refinancing event, and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 4.75 to 1.0. The Credit Agreement restricts the transfer of cash from the operating partnership to Ferrellgas Partners to make distributions. Therefore, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. As of April 30, 2025, the operating partnership is in compliance with all of its debt covenants.

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

The 2026 Notes may be redeemed at par plus accrued and unpaid interest. The 2029 Notes may be redeemed at the issuers’ option, in whole or in part, at the redemption prices set forth in the indenture governing such notes, plus accrued and unpaid interest. Beginning April 1, 2026, the 2029 Notes may be redeemed at par plus accrued and unpaid interest.

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of April 30, 2025, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2025	$315
2026	652,178
2027	1,310
2028	910
2029	825,550
Thereafter	600
Total	$1,480,863

On July 10, 2024, letters of credit in an aggregate principal amount of $124.5 million were issued to the surety providers under an appeal bond. On January 15, 2025, these letters of credit were released and new letters of credit in an aggregate principal amount of $75.0 million were issued pursuant to a settlement agreement. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at April 30, 2025 and July 31, 2024 totaled $154.9 million and $193.4 million, respectively.

Due to the timing of the maturities of both the 2026 Notes and the Credit Facility, and the $154.9 million in letters of credit which it secures as of April 30, 2025, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Quarterly Report. Our condensed consolidated financial statements were prepared under the assumption that we will continue as a going concern. We have developed and received internal approval on a plan to restructure our capital structure, debt and refinance and/or extend the maturity date for the Credit Facility. External advisors have been engaged to assist in this process. The general partner believes that it is probable that the plans will be successfully implemented prior to the maturities of the 2026 Notes and Credit Facility, and these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern.

As of April 30, 2025, Ferrellgas had available borrowing capacity under its Credit Facility of $153.9 million. Assets subject to lien under the Credit Facility were $333.2 million as of April 30, 2025.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at April 30, 2025 and July 31, 2024, are immaterial to the financial statements.

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

On November 15th, 2024, February 15, 2025, and May 15, 2025, $15.4 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. As of April 30, 2025, the Quarterly Distribution accrued was $17.0 million. The remaining Quarterly Distribution accrual of $1.6 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the nine months ended April 30, 2025, we paid $1.6 million for Additional Amounts payable pursuant to the side letters.

On November 15, 2023, February 15, 2024, and May 15, 2024, $15.4 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. As of April 30, 2024, the Quarterly Distribution accrued was $16.9 million. The remaining Quarterly Distribution accrual of $1.5 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters. Additionally, during the nine months ended April 30, 2024, we paid $2.0 million for Additional Amounts payable pursuant to the side letters.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through April 30, 2025.

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

Class A Units

As of April 30, 2025 and July 31, 2024, Class A Units were beneficially owned by the following:

	April 30, 2025	July 31, 2024
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Pink Market under the symbol “FGPR.”
(2)	James E. Ferrell was the Executive Chairman of the Board of Directors of our general partner in fiscal 2024. Effective August 5, 2024, he was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the nine months ended April 30, 2025 and 2024, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distribution noted below.

On April 9, 2024, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $99.9 million to its Class B Unitholders. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of its Class B Units in fiscal 2022. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. See Note E “Debt” and Note M “Net earnings (loss) per unitholders’ interest” for additional information.

Accumulated other comprehensive income (“AOCI”)

See Note J “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2025 and 2024.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2025 and 2024, the general partner made non-cash contributions of $48.0 thousand and $50.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

The operating partnership has recognized the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
Ferrellgas Partners	$—	$100,000	$—	$100,000
General partner	—	1,010	—	1,010

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

During the nine months ended April 30, 2025 and 2024, the general partner made non-cash contributions of $25.0 thousand to the operating partnership to maintain its 1.0101% general partner interest.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
Retail - Sales to End Users	$400,006	$367,300	$1,078,412	$1,033,000
Wholesale - Sales to Resellers	129,667	119,739	409,381	368,088
Other Gas Sales	3,873	3,018	19,578	12,112
Other	27,301	25,717	87,337	83,464
Propane and related equipment revenues	$560,847	$515,774	$1,594,708	$1,496,664

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	April 30,
	2025	2024	2023
Contract assets	$16,079	$13,315	$20,876
Contract liabilities
Deferred revenue (1)	$41,165	$42,305	$40,051
(1)	Of the beginning balance of deferred revenue, $35.2 million and $36.9 million was recognized as revenue during the nine months ended April 30, 2025 and 2024, respectively. The unrecognized balance relates to even-pay billing amounts, for which revenue is typically fully recognized in the following fiscal year and varies primarily due to weather conditions and customer orders.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

I.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2025 and July 31, 2024:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2025:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,889	$—	$3,889
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(2,426)	$—	$(2,426)

July 31, 2024:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$6,519	$—	$6,519
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,460)	$—	$(4,460)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the nine months ended April 30, 2025 and the fiscal year ended July 31, 2024.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2025 and July 31, 2024, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,350.8 million and $1,416.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2025 and 2024, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as April 30, 2025 and July 31, 2024:

	Final	April 30, 2025
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2026
Commodity derivatives-propane		Prepaid expenses and other current assets	$3,774	Other current liabilities	$1,701
Commodity derivatives-propane		Other assets, net	115	Other liabilities	725
		Total	$3,889	Total	$2,426

	Final	July 31, 2024
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2025
Commodity derivatives-propane		Prepaid expenses and other current assets	$5,925	Other current liabilities	$4,379
Commodity derivatives-propane		Other assets, net	594	Other liabilities	81
		Total	$6,519	Total	$4,460

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of April 30, 2025 and July 31, 2024:

	April 30, 2025
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$3,596	Other current liabilities	$3,458
	Other assets, net	1,469	Other liabilities	323
	Total	$5,065	Total	$3,781

	July 31, 2024
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,911	Other current liabilities	$3,111
	Other assets, net	824	Other liabilities	438
	Total	$7,735	Total	$3,549

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2025 and 2024 due to derivatives designated as cash flow hedging instruments:

For the three months ended April 30, 2025
Amount of Gain
	Amount of Loss	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(2,674)	Cost of sales - propane and other gas liquids sales	$5,512	$—

For the three months ended April 30, 2024
Amount of Gain
	Amount of Loss	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(1,180)	Cost of sales - propane and other gas liquids sales	$5,179	$—

For the nine months ended April 30, 2025
Amount of Gain
	Amount of Gain	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$7,081	Cost of sales - propane and other gas liquids sales	$7,677	$—

For the nine months ended April 30, 2024
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(116)	Cost of sales - propane and other gas liquids sales	$(75)	$—

Accumulated other comprehensive income

Ferrellgas Partners

The changes in derivatives included in AOCI for the nine months ended April 30, 2025 and 2024 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2025	2024
Beginning balance attributable to Ferrellgas Partners, L.P.	$2,025	$1,059
Change in value of risk management commodity derivatives	7,081	(116)
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(7,677)	75
Less: amount attributable to noncontrolling interests	(6)	—
Ending balance attributable to Ferrellgas Partners, L.P.	$1,435	$1,018

The operating partnership

The changes in derivatives included in AOCI for the nine months ended April 30, 2025 and 2024 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2025	2024
Beginning balance	$2,059	$1,083
Change in value of risk management commodity derivatives	7,081	(116)
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(7,677)	75
Ending balance	$1,463	$1,042

Ferrellgas expects to reclassify net gains of approximately $2.1 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the nine months ended April 30, 2025 and 2024, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2025, Ferrellgas had financial derivative contracts covering 2.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2025, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2025.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
Operating expense	$75,078	$79,681	$237,704	$246,904

General and administrative expense	$11,593	$8,435	$35,064	$26,113

See additional discussions about transactions with the general partner and related parties in Note G “Equity (Deficit).”

Issuance of letters of credit on behalf of Ferrellgas Partners by the operating partnership

As described in Note E “Debt,” the operating partnership guaranteed the issuance of an aggregate principal amount of $75.0 million in letters of credit related to a settlement agreement.

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

M.    Net earnings (loss) per unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024

	(in thousands, except per unit amounts)
Net earnings attributable to Ferrellgas Partners, L.P.	$59,105	$52,766	$11,280	$130,999
Less: Distributions to preferred unitholders	15,623	16,045	48,086	48,546
Less: Distributions to Class B unitholders	—	99,996	—	99,996
Less: Allocation of undistributed net earnings to Class B units	36,764	—	—	—
Less: General partner’s interest in net earnings	591	527	113	1,310
Undistributed net earnings (loss) attributable to Class A unitholders	$6,127	$(63,802)	$(36,919)	$(18,853)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6	4,857.6
Basic and diluted net earnings (loss) per Class A Unit	$1.26	$(13.13)	$(7.60)	$(3.88)

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

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2025	July 31, 2024
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	43,209	42,843
Accumulated deficit	(44,209)	(43,843)
Total stockholder’s equity	—	—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
General and administrative expense	$225	$225	$366	$278

Net loss	$(225)	$(225)	$(366)	$(278)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(366)	$(278)
Cash used in operating activities	(366)	(278)

Cash flows from financing activities:
Capital contribution	366	278
Cash provided by financing activities	366	278

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of April 30, 2025, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Partners Finance Corp.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2025	July 31, 2024
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	105,566	105,241
Accumulated deficit	(106,566)	(106,241)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
General and administrative expense	$225	$624	$325	$677

Net loss	$(225)	$(624)	$(325)	$(677)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(325)	$(677)
Cash used in operating activities	(325)	(677)

Cash flows from financing activities:
Capital contribution	325	677
Cash provided by financing activities	325	677

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of April 30, 2025 and July 31, 2024, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due April 1, 2026 (the “2026 Notes”) and (ii) $825 million aggregate principal amount of unsecured senior notes due April 1, 2029, each of which were issued on March 30, 2021. Finance Corp. is also liable for borrowings under the operating partnership’s Credit Facility, which matures on December 31, 2025.

Due to the timing of the maturities of both the 2026 Notes and the Credit Facility, and the $154.9 million in letters of credit which it secures as of April 30, 2025, there is substantial doubt about Finance Corp.’s ability to continue as a going concern for at least one year from the date of issuance of this Quarterly Report. Its condensed consolidated financial statements were prepared on the assumption that it will continue as going concern. We have developed and received internal approval on a plan to restructure our capital structure, debt and refinance and/or extend the maturity date for the Credit Facility. External advisors have been engaged to assist in this process. The general partner believes that it is probable that the plans will be successfully implemented prior to the maturities of the 2026 Notes and Credit Facility, and these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

●	the effect of weather conditions on the demand for propane;
●	the prices of wholesale propane, motor fuel and crude oil;
●	disruptions to the supply of propane;
●	competition from other industry participants and other energy sources;
●	energy efficiency and technology advances;
●	significant delays in the collection of accounts or notes receivable;
●	customer, counterparty, supplier or vendor defaults;
●	changes in demand for, and production of, hydrocarbon products;
●	increased trucking and rail regulations;
●	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
●	our inability to complete acquisitions or to successfully integrate acquired operations;
●	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
●	the impact of pending and future legal proceedings;
●	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;
●	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
●	economic and political instability, particularly in areas of the world tied to the energy industry, including the ongoing conflict between Russia and Ukraine and in the Middle East;
●	disruptions in the capital and credit markets;
●	access to available capital to meet our operating and debt-service requirements; and
●	the anticipated completion of a refinancing.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2025 and 2026 sales commitments and, as of April 30, 2025, we have experienced net mark-to-market gains of approximately $1.5 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2025, we estimate 86% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended April 30, 2025 and 2024

During the three months ended April 30, 2025 and 2024, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $59.1 million and $52.8 million, respectively. The $6.3 million increase was primarily driven by an increase of $16.9 million in “Gross margin,” which was partially offset by increases of $8.8 million in “Operating expense – personnel, vehicle, plant and other” and $3.5 million in “Interest expense.” The $8.8 million increase in “Operating expense – personnel, vehicle, plant and other” was due to increases of $7.8 million increase in plant and other, $0.7 million in personnel, and $0.3 million in vehicle expense. See “Operating Results for the three months ended April 30, 2025 and 2024” for additional information. The $3.5 million increase in “Interest expense” was primarily driven by increases of $1.9 million for amortization of debt issuance costs, related to amendments to the Company’s revolving credit facility, $0.7 million for letters of credit fees, and $0.7 million for interest charges for a lease related to a growth initiative.

Distributable cash flow attributable to equity investors increased to $85.6 million for the three months ended April 30, 2025 compared to $77.8 million for the prior year period, primarily due to an increase of $10.8 million in Adjusted EBITDA, partially offset by increases of $2.1 million in “Net cash interest expense” and $1.0 million in “Maintenance capital expenditures.” The increase in “Maintenance capital expenditures” primarily relates to capitalized fleet repairs.

During the three months ended April 30, 2025, we had a distributable cash flow excess of $68.3 million compared to a distributable cash flow shortage of $39.8 million during the three months ended April 30, 2024. This $108.1 million change was primarily due to the $99.9 million distribution paid to Class B unitholders in the prior year period and the $7.8 million increase in distributable cash flow attributable to equity investors noted above.

For the nine months ended April 30, 2025 and 2024

During the nine months ended April 30, 2025 and 2024, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $11.3 million and $131.0 million, respectively. The $119.7 million decrease was primarily driven by a legal accrual of $125.0 million included in “General and administrative expenses” in addition to increases of $23.4 million in “Operating expense – personnel, vehicle, plant and other” and $8.9 million in “Interest expense.” These increases were partially offset by a $36.9 million increase in “Gross margin.”

After adjusting for $4.5 million in legal fees and settlements related to core businesses, we had an $18.9 million increase in “Operating expense – personnel, vehicle, plant and other.” The $18.9 million increase is comprised of increases of $11.2 million in plant and other and $10.4 million in personnel expense, partially offset by a $2.7 million decrease in vehicle expense. See “Operating Results for the nine months ended April 30, 2025 and 2024” for additional information. The $8.9 million increase in “Interest expense” was primarily driven by increases of $4.6 million for amortization of debt issuance costs, related to amendments to the Company’s revolving credit facility, $3.0 million for letters of credit fees, and $0.7 million for interest charges for a lease related to a growth initiative.

Distributable cash flow attributable to equity investors increased to $214.2 million for the nine months ended April 30, 2025 compared to $207.9 million for the prior year period, primarily due to an increase of $23.8 million in Adjusted EBITDA, which was partially offset by increases of $11.6 million in “Maintenance capital expenditures” and $5.9 million in “Net cash interest expense.” The increase in “Maintenance capital expenditures” primarily relates to failed sale-leaseback arrangements, production plant upgrades, and capitalized fleet repairs.

During the nine months ended April 30, 2025 and 2024, we had a distributable cash flow excess of $161.9 million and $55.2 million, respectively. This $106.7 million increase was primarily due to the $99.9 million distribution paid to Class B unitholders in the prior year period and the $6.3 million increase in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2025	2024	2025	2024
Total revenues	$560,847	$515,774	$1,594,708	$1,496,664

Total cost of sales	271,618	243,476	762,791	701,665

Operating expense - personnel, vehicle, plant and other	159,392	150,629	478,306	454,913
Depreciation and amortization expense	24,336	25,340	73,006	74,179
General and administrative expense	12,721	13,305	167,361	43,321
Operating expense - equipment lease expense	3,833	5,275	14,333	15,994
Non-cash employee stock ownership plan compensation charge	802	880	2,358	2,500
Loss on asset sales and disposals	855	130	4,546	1,847
Operating income	87,290	76,739	92,007	202,245
Interest expense	(28,142)	(24,685)	(82,116)	(73,205)
Other income, net	779	1,324	1,957	3,509
Earnings before income taxes	59,927	53,378	11,848	132,549
Income tax expense	378	240	943	711
Net earnings	59,549	53,138	10,905	131,838
Net earnings (loss) attributable to noncontrolling interest	444	372	(375)	839
Net earnings attributable to Ferrellgas Partners, L.P.	$59,105	$52,766	$11,280	$130,999

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess (shortage) to Net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and nine months ended April 30, 2025 and 2024:

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2025	2024	2025	2024
Net earnings attributable to Ferrellgas Partners, L.P.	$59,105	$52,766	$11,280	$130,999
Income tax expense	378	240	943	711
Interest expense	28,142	24,685	82,116	73,205
Depreciation and amortization expense	24,336	25,340	73,006	74,179
EBITDA	111,961	103,031	167,345	279,094
Non-cash employee stock ownership plan compensation charge	802	880	2,358	2,500
Loss on asset sales and disposals	855	130	4,546	1,847
Other income, net	(779)	(1,324)	(1,957)	(3,509)
Legal fees and settlements related to non-core businesses	1,479	323	130,633	1,480
Legal fees and settlements related to core businesses	—	—	4,540	—
Acquisition and related costs (1)	—	—	(798)	—
Business transformation costs (2)	17	591	1,338	1,556
Net earnings (loss) attributable to noncontrolling interest	444	372	(375)	839
Adjusted EBITDA	114,779	104,003	307,630	283,807
Net cash interest expense (3)	(23,384)	(21,240)	(69,288)	(63,411)
Maintenance capital expenditures (4)	(6,365)	(5,383)	(25,506)	(13,952)
Cash paid for income taxes	(298)	(136)	(708)	(495)
Proceeds from certain asset sales	904	589	2,115	1,969
Distributable cash flow attributable to equity investors	85,636	77,833	214,243	207,918
Less: Distributions accrued or paid to preferred unitholders	15,623	16,045	48,086	48,546
Distributable cash flow attributable to general partner and non-controlling interest	(1,713)	(1,557)	(4,285)	(4,159)
Distributable cash flow attributable to Class A and B unitholders	68,300	60,231	161,872	155,213
Less: Distributions paid to Class A and B unitholders (5)	—	99,996	—	99,996
Distributable cash flow excess (shortage)	$68,300	$(39,765)	$161,872	$55,217
(1)Non-recurring due diligence related to potential acquisition activities, restructuring costs, and other adjustments.
(2)Non-recurring costs included in “Operating, general and administrative expense” related to business transformation initiatives.
(3)Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(4)Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(5)The Company did not pay any distributions to Class A unitholders during fiscal 2025 or fiscal 2024.

Operating Results for the three months ended April 30, 2025 and 2024

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2025	2024	Increase (Decrease)
As of April 30,
Retail customers	631,841	640,885	(9,044)	(1)%
Tank exchange selling locations	66,782	68,536	(1,754)	(3)%

(amounts in thousands)
Three months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	171,084	162,282	8,802	5%
Wholesale - Sales to Resellers	51,723	47,102	4,621	10%
	222,807	209,384	13,423	6%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$400,006	$367,300	$32,706	9%
Wholesale - Sales to Resellers	129,667	119,739	9,928	8%
Other Gas Sales (1)	3,873	3,018	855	28%
Other (2)	27,301	25,717	1,584	6%
Propane and related equipment revenues	$560,847	$515,774	$45,073	9%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$207,016	$198,497	$8,519	4%
Wholesale - Sales to Resellers (1)	58,639	51,279	7,360	14%
Other (2)	23,574	22,522	1,052	5%
Propane and related equipment gross profit	$289,229	$272,298	$16,931	6%

Operating, general and administrative expense (4)	$172,113	$163,934	$8,179	5%
Operating expense - equipment lease expense	3,833	5,275	(1,442)	(27)%

Operating income	$87,290	$76,739	$10,551	14%

Depreciation and amortization expense	24,336	25,340	(1,004)	(4)%
Non-cash employee stock ownership plan compensation charge	802	880	(78)	(9)%
Loss on asset sales and disposals	855	130	725	NM
Legal fees and settlements related to non-core businesses	1,479	323	1,156	NM
Business transformation costs (5)	17	591	(574)	NM
Adjusted EBITDA	$114,779	$104,003	$10,776	10%

NM – Not meaningful

(1)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(2)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(3)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(4)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(5)	Non-recurring costs included in “Operating, general and administrative expense” related to business transformation initiatives.

Overall, average temperatures (measured by heating degree days) were 4% warmer than normal (based on NOAA’s ten-year average) but 12% cooler than the prior year period during the three months ended April 30, 2025. The quarter started out cold and ended warm as winter carried over from the second fiscal quarter. Propane sales volumes during the three months ended April 30, 2025 increased 13.4 million gallons, or 6%, compared to the prior year period.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended April 30, 2025 averaged 6.0% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 2.6% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.89 and $0.84 per gallon during the three months ended April 30, 2025 and 2024, respectively, while the wholesale market price at Conway, Kansas averaged $0.80 and $0.78 per gallon during the three months ended April 30, 2025 and 2024, respectively.

Revenues

Retail sales increased $32.7 million, or 9%, compared to the prior year period and partially aligns with the increase in gallons sold of 8.8 million gallons, or 5%. Additionally, the increase in wholesale propane prices noted above contributed to the increase in revenues. Sales to residential and industrial commercial customers drove the majority of the increase.

Wholesale sales increased $9.9 million, or 8%, compared to the prior year period with a corresponding increase of 4.6 million gallons, or 10%, compared to the prior year period. The favorable increase was driven by a $4.7 million increase in wholesale gallons sold and a $3.1 million increase in tank exchange sales due to organic growth and preparation for peak season next quarter.

Other gas sales increased $0.9 million compared to the prior year period primarily due to an increase in sales volume.

Other revenues increased $1.6 million, or 6%, compared to the prior year period. The change was primarily due to increases of $1.3 million in transport revenue and $0.3 million in tank rent.

Gross margin - Propane and other gas liquids sales

Gross margin increased $15.9 million due to increases of $8.5 million in retail gross margin and $7.4 million in wholesale gross margin. The overall change was driven by a $43.5 million increase in revenue and a $27.6 million increase in cost of sales.

The $8.5 million increase in retail gross margin was driven by increases of $14.8 million for residential sales and $4.0 million for industrial commercial sales, which were partially offset by a decrease of $9.0 million in transport sales.

The $7.4 million increase in wholesale gross margin was primarily due to a $6.2 million increase related to our tank exchange business. We continue to benefit from our telematics technology, which provides a platform under which we can manage our fleet to reduce fuel costs and boost route efficiencies.

Margin per gallon for the quarter was flat compared to the prior year period.

Gross margin - other

Gross margin increased $1.0 million, or 5%, compared to the prior year period.

Operating income

We had operating income of $87.3 million and $76.7 million during the three months ended April 30, 2025 and 2024, respectively. The $10.5 million increase was primarily due to the $16.9 million increase in gross margin noted above in addition to decreases of $1.4 million in “Operating expense - equipment lease expense” and $1.0 million in “Depreciation and amortization expense.” These favorable changes were partially offset by an increase of $8.8 million in “Operating expense – personnel, vehicle, plant and other,” which was primarily due to a $7.8 million increase in plant and other. Increases of $0.7 million in personnel and $0.3 million in vehicle expense also contributed to the change in operating expenses.

The increase in plant and other was primarily attributable to increases of $3.5 million in legal costs, $1.6 million in software expense, $0.8 million for property maintenance related primarily to security services and snow removal, and $1.0 million related to capitalized tank installations and plant supplies.

Adjusted EBITDA

Adjusted EBITDA increased $10.8 million primarily due to the $16.9 million increase in “Gross margin” as described above, partially offset by an increase of $7.6 million in “Operating, general and administrative expense,” after adjusting for an increase of $0.6 million in EBITDA adjustments, primarily related to legal costs.

Operating Results for the nine months ended April 30, 2025 and 2024

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2025	2024	Increase (Decrease)
As of April 30,
Retail customers	631,841	640,885	(9,044)	(1)%
Tank exchange selling locations	66,782	68,536	(1,754)	(3)%

(amounts in thousands)
Nine months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	483,790	479,776	4,014	1%
Wholesale - Sales to Resellers	172,453	152,845	19,608	13%
	656,243	632,621	23,622	4%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,078,412	$1,033,000	$45,412	4%
Wholesale - Sales to Resellers	409,381	368,088	41,293	11%
Other Gas Sales (1)	19,578	12,112	7,466	62%
Other (2)	87,337	83,464	3,873	5%
Propane and related equipment revenues	$1,594,708	$1,496,664	$98,044	7%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$570,293	$562,108	$8,185	1%
Wholesale - Sales to Resellers (1)	186,125	160,793	25,332	16%
Other (2)	75,499	72,098	3,401	5%
Propane and related equipment gross profit	$831,917	$794,999	$36,918	5%

Operating, general and administrative expense (4)	$645,667	$498,234	$147,433	30%
Operating expense - equipment lease expense	14,333	15,994	(1,661)	(10)%

Operating income	$92,007	$202,245	$(110,238)	(55)%

Depreciation and amortization expense	73,006	74,179	(1,173)	(2)%
Non-cash employee stock ownership plan compensation charge	2,358	2,500	(142)	(6)%
Loss on asset sales and disposals	4,546	1,847	2,699	146%
Legal fees and settlements related to non-core businesses	130,633	1,480	129,153	NM
Legal fees and settlements related to core businesses	4,540	—	4,540	100%
Acquisition and related costs (5)	(798)	—	(798)	100%
Business transformation costs (6)	1,338	1,556	(218)	(14)%
Adjusted EBITDA	$307,630	$283,807	$23,823	8%

NM – Not meaningful

(1)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(2)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(3)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(4)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.
(5)	Non-recurring due diligence related to potential acquisition activities, restructuring costs, and other adjustments.
(6)	Non-recurring costs included in “Operating, general and administrative expense” related to our business transformation initiatives.

Propane sales volumes during the nine months ended April 30, 2025 increased 23.6 million gallons, or 4%, compared to the prior year period. Wholesale gallons sold increased 13%, or 19.6 million gallons. The 4.0 million increase in retail gallons sold was driven by a 5% increase, or 9.9 million residential gallons, as temperatures for fiscal 2025 were 6% cooler than fiscal 2024. Average temperatures (measured by heating degree days) were 2% warmer than normal (based on NOAA’s ten-year average). This favorable increase was partially offset by a decrease of 11%, or 3.4 million gallons, in agricultural gallons sold due to the impact of extended drought conditions.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the nine months ended April 30, 2025 averaged 6.7% more than the prior year period, while at the Conway, Kansas major supply point prices averaged 6.9% more than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.80 and $0.75 per gallon during the nine months ended April 30, 2025 and 2024, respectively, while the wholesale market price at Conway, Kansas averaged $0.77 and $0.72 per gallon during the nine months ended April 30, 2025 and 2024, respectively.

Revenues

Retail sales increased $45.4 million, or 4%, compared to the prior year period as the increase in wholesale propane prices noted above and increase in gallons sold contributed to the increase in revenues. Sales to residential and industrial commercial customers drove the majority of the increase. Retail gallons sold increased 4.0 million gallons, or 1%, compared to the prior year period as we experienced warmer weather in the first fiscal quarter, which was partially offset by cooler weather in the second and third fiscal quarters. Results were impacted by a decrease in sales to agricultural customers, primarily due to extended drought conditions, in addition to a 1% customer decrease compared to the prior year period.

Wholesale sales increased $41.3 million, or 11%, compared to the prior year period with a corresponding increase of 19.6 million gallons sold, or 13%, compared to the prior year period. The favorable increase was driven by a $26.1 million increase in tank exchange sales due to organic growth and preparation for the peak season next quarter. Storm preparation and response to Hurricane Helene and Hurricane Milton during the fiscal year also added growth.

Other gas sales increased $7.5 million compared to the prior year period primarily due to an increase in sales volume.

Other revenues increased $3.9 million, or 5%, compared to the prior year period. The change was primarily due to increases of $1.3 million in miscellaneous revenues, fees, and appliance sales, $1.1 million in transport revenue and $1.0 million in tank rent.

Gross margin - Propane and other gas liquids sales

Gross margin increased $33.5 million due to increases of $25.3 million in wholesale gross margin and $8.2 million in retail gross margin. The overall change was driven by a $94.2 million increase in revenue, partially offset by a $60.7 million increase in cost of sales.

The $25.3 million increase in wholesale gross margin was primarily due to a $22.2 million increase related to our tank exchange business as revenues increased 9% while cost of product only increased 3%.

The $8.2 million increase in retail gross margin was primarily driven by increases of $25.6 million for residential sales and $6.2 million for industrial commercial sales, which were partially offset by a decrease of $26.0 million in transport sales.

Margin per gallon for the quarter increased by $0.01, or 1%, compared to the prior year period. The volume on our Platinum Plus fixed cost program for residential customers was a contributing factor in margin improvement during the quarter.

Gross margin - other

Gross margin increased $3.4 million, or 5%, compared to the prior year period.

Operating income

We had operating income of $92.0 million and $202.2 million during the nine months ended April 30, 2025 and 2024, respectively. The $110.2 million decrease was primarily due to a $125.0 million legal settlement in “General and administrative expense” and a $23.4 million increase in “Operating expense – personnel, vehicle, plant and other,” which was partially offset by the $36.9 million increase in gross margin noted above.

After adjusting for $4.5 million in legal fees and settlements related to core businesses, “Operating expense – personnel, vehicle, plant and other” increased $18.9 million. The increase is comprised of increases of $11.2 million in plant and other and $10.4 million in personnel expense, which was partially offset by a $2.7 million decrease in vehicle expense.

The $11.2 million increase in plant and other was primarily due to increases of $3.1 million in legal expense, $3.0 million in software expense, $1.8 million for property maintenance, and $1.2 million for supplies and parts and fittings, and $0.8 million for bank fees.

The $10.4 million increase in personnel expense includes increases of $5.2 million in workers' compensation claims, $5.5 million related to payroll and other costs, and $3.0 million in overtime expense. These increases were partially offset by a $4.6 million decrease in benefit costs.

Vehicle expense decreased as we realized fuel savings of $4.4 million as a result of our telematics technology in place to reduce idling time and enhance route efficiency. This decrease was partially offset by a $1.0 million increase in repairs and maintenance costs.

Adjusted EBITDA

Adjusted EBITDA increased $23.8 million primarily due to the $36.9 million increase in “Gross margin,” as described above, partially offset by an increase of $14.0 million in “Operating, general and administrative expense,” after adjusting for an increase of $132.7 million in EBITDA adjustments, which were primarily for the $125.0 million legal settlement noted above and $4.5 million in legal fees and settlements related to core businesses.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on January 15, 2025 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”), with a maturity date of December 31, 2025, in an aggregate principal amount of up to $350.0 million. On March 31, 2025, in conjunction with the commencement of the Fifth Amendment, the commitment level for the Credit Facility was reduced from $350.0 million to $308.8 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. For additional discussion, see Note E “Debt” in the notes to our condensed consolidated financial statements.

As of April 30, 2025, our total liquidity was $263.2 million, which was comprised of $109.3 million in unrestricted cash and $153.9 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of April 30, 2025, letters of credit outstanding totaled $154.9 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

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

In March 2025, the operating partnership’s corporate rating was downgraded from B2 to B3 by Moody’s Investors Service (“Moody’s”) and our senior unsecured notes were downgraded from a B3 to a Caa1 rating by Moody’s. In April 2025, the operating partnership’s senior unsecured notes rating was downgraded from a B to a CCC+ rating by S&P Global Ratings.

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

The liquidity available from cash flows from operating activities, unrestricted cash and the Credit Facility may not be sufficient to meet our capital expenditure, working capital and letter of credit requirements for the foreseeable future. Due to the timing of the maturities, as described in Note E “Debt” in the notes to our condensed consolidated financial statements, of both the 2026 Notes and the Credit Facility, and the $154.9 million in letters of credit which it secures as of April 30, 2025, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Quarterly Report. We have developed and received internal approval on a plan to restructure our capital structure, debt and refinance and/or extend the maturity date for the Credit Facility. External advisors have been engaged to assist in this process. The general partner believes that it is probable that the plans will be successfully implemented prior to the maturities of the 2026 Notes and Credit Facility, and these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended April 30, 2025 to the twelve months ended January 31, 2025 is as follows (in thousands):

		Cash reserves
	Distributable	(deficiency)	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Nine months ended April 30, 2025	$214,243	$166,157	$48,086
Fiscal 2024	212,265	147,487	64,778
Less: Nine months ended April 30, 2024	207,918	159,372	48,546
Twelve months ended April 30, 2025	$218,590	$154,272	$64,318	3.4x

Twelve months ended January 31, 2025	210,787	146,047	64,740	3.3x
Change	$7,803	$8,225	$(422)	0.1x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended April 30, 2025, distributable cash flow attributable to equity investors increased $7.8 million compared to the twelve months ended January 31, 2025 primarily due to an increase of $10.8 million in Adjusted EBITDA, which was partially offset by increases of $2.1 million in “Net cash interest expense” and $1.0 million in “Maintenance capital expenditures.” The increase in “Maintenance capital expenditures” primarily relates to capitalized fleet repairs. As of April 30, 2025, the accrued quarterly distribution to Preferred Unitholders was $17.0 million, net of tax. We paid $15.4 million of this distribution to holders, net of tax, on May 15, 2025. The remaining $1.6 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the nine months ended April 30, 2025 and 2024, we paid $1.6 million and $2.0 million, respectively, for Additional Amounts payable pursuant to the side letters.

We did not pay any cash distributions to our Class A Unitholders or the general partner during the nine months ended April 30, 2025 and 2024, respectively, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distribution noted below. On April 9, 2024, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $99.9 million to its Class B Unitholders. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. See Note E "Debt" for more information. Cash reserves, which we utilize to meet future anticipated expenditures, were $154.2 million and $146.0 million for the twelve months ended April 30, 2025 and January 31, 2025, respectively.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $116.6 million and $175.9 million for the nine months ended April 30, 2025, respectively. The $59.3 million decrease in cash provided by operating activities was primarily due to a $114.0 million decrease in cash flow from operations and a $37.8 million increase in working capital requirements. These changes were partially offset by a $77.3 million decrease in requirements for other current liabilities and a $13.4 million inflow associated with other assets and liabilities.

The $114.0 million decrease in cash flow from operations was primarily due to an increase of $124.6 million in “General and administrative expense” related to a settlement agreement. The $37.8 million increase in working capital requirements was primarily due to an increase of $44.2 million in requirements for accounts and notes receivable, net, partially offset by decreases of $3.3 million and $3.1 million in requirements for accounts payable and inventory, respectively.

The $77.3 million decrease in net cash requirements for other current liabilities was primarily driven by a $50.0 million settlement payment made in January 2025.

The operating partnership

Net cash provided by operating activities was $116.7 million and $175.6 million for the nine months ended April 30, 2025, respectively. The $58.9 million decrease in cash provided by operating activities was primarily due to a $113.7 million decrease in cash flow from operations and a $37.8 million increase in working capital requirements. These changes were partially offset by a $77.5 million decrease in requirements for other current liabilities and a $13.4 million inflow associated with other assets and liabilities.

The $113.7 million decrease in cash flow from operations was primarily due to an increase of $124.6 million in “General and administrative expense” related to a settlement agreement. The $37.8 million increase in working capital requirements was primarily due to an increase of $44.2 million in requirements for accounts and notes receivable, net, partially offset by decreases of $3.3 million and $3.1 million in requirements for accounts payable and inventory, respectively.

The $77.3 million decrease in net cash requirements for other current liabilities was primarily driven by a $50.0 million settlement payment made in January 2025.

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

Net cash used in investing activities was $69.8 million and $84.0 million for the nine months ended April 30, 2025 and 2024, respectively. The $14.2 million decrease in net cash used in investing activities was primarily due to a decrease of $12.7 million in “Business acquisitions, net of cash acquired.” We had one acquisition each during the nine months ended April 30, 2025 and 2024.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $61.6 million and $155.6 million for the nine months ended April 30, 2025 and 2024, respectively. The $94.0 million decrease in cash used in financing activities was primarily due to a decrease of $100.0 million in distributions to Class B unitholders.

On July 10, 2024, letters of credit in an aggregate principal amount of $124.5 million were issued to the surety providers under an appeal bond posted on behalf of Ferrellgas Partners. On January 15, 2025, these letters of credit were released and new letters of credit in an aggregate principal amount of $75.0 million were issued pursuant to a settlement agreement. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at April 30, 2025 and July 31, 2024 totaled $154.9 and $193.4 million, respectively. As of April 30, 2025, we had available borrowing capacity under our Credit Facility of $153.9 million. Assets subject to lien under the Credit Facility were $333.2 million as of April 30, 2025.

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

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution to Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million, which was the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after March 30, 2021 is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note G “Equity (Deficit)” in the notes to our condensed consolidated financial statements.

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

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the nine months ended April 30, 2025 and 2024, respectively, except for the distributions to Class B Unitholders described above and a $1.0 million distribution to the general partner, made in conjunction with the Class B distribution.

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

As of April 30, 2025, the Quarterly Distribution accrued was $17.0 million, net of tax. During the nine months ended April 30, 2025, three quarterly payments of $15.4 million, net of tax, relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $1.6 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the nine months ended April 30, 2025, we paid $1.6 million for Additional Amounts payable pursuant to the side letters.

As of April 30, 2024, the Quarterly Distribution accrued was $16.9 million, net of tax. During the nine months ended April 30, 2024, three quarterly payments of $15.4 million, net of tax, relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $1.5 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the nine months ended April 30, 2024, we paid $2.0 million for Additional Amounts payable pursuant to the side letters.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders or the general partner during the nine months ended Apil 30, 2025 and 2024, respectively, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distribution.

Fiscal 2024

On April 9, 2024, Ferrellgas Partners paid a cash distribution to holders of the Class B Units in the amount of $76.92 per Class B Unit or approximately $99.9 million in the aggregate.

On March 15, 2024, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $99.9 million, which Ferrellgas Partners used to pay the April 9, 2024 distribution to its Class B Unitholders.

The operating partnership paid cash distributions for the nine months ended April 30, 2025 and 2024 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $272.8 million for the nine months ended April 30, 2025, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the nine months ended April 30, 2025 and 2024, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of April 30, 2025, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2024, except for the addition of obligations under a settlement agreement as disclosed in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2025. For additional information regarding our debt obligations, see Note E “Debt” to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2025. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2025 and July 31, 2024 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $6.4 million and $10.0 million as of April 30, 2025 and July 31, 2024, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $154.9 million and $193.4 million as of April 30, 2025 and July 31, 2024, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2024. During the nine months ended April 30, 2025, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of April 30, 2025.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2025, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2025, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements

Recent lowering of the ratings assigned to us and our debt securities by rating agencies, and any future lowering or withdrawal of such ratings, may increase our future borrowing costs, reduce our access to capital and adversely affect our ability to refinance or restructure our indebtedness.

In March 2025, the operating partnership’s corporate rating was downgraded from B2 to B3 by Moody’s Investors Service (“Moody’s”). Our senior unsecured notes were downgraded from a B3 to a Caa1 rating by Moody’s. These downgrades follow the previously announced downgrades by Moody’s of these ratings in September 2024. In April 2025, the operating partnership’s senior unsecured notes rating was downgraded from a B to a CCC+ rating by S&P Global Ratings. Any rating assigned could be lowered further or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. These recent downgrades and any future downgrade or withdrawal of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing, including for the purpose of refinancing or restructuring our existing indebtedness.

Due to the timing of the maturities, as described in Note E “Debt” in the notes to our condensed consolidated financial statements, of both the 2026 Notes and the Credit Facility, and the $154.9 million letters of credit which it secures as of April 30, 2025, there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of this Annual Report. Although we have developed and received internal approval on a plan to restructure our capital structure, debt and refinance and/or extend the maturity date for the Credit Facility, the recent downgrades and any future downgrade or withdrawal could adversely affect our ability to execute on this plan or make such execution more expensive.

Further, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. If any credit rating assigned to the OpCo Notes or other debt securities is lowered or withdrawn for any reason, you may not be able to resell such debt securities without a substantial discount.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

During the quarter ended April 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 6, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 6, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer, President, and Sole Director

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 6, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 6, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer, President, and Sole Director

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)