Form 10-K
period 2025-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2025-10-15
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2025
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the OTC Market on such date, was approximately $40,534,833. There is no aggregate market value of the common equity of Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At September 30, 2025, the registrants had common units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended July 31, 2025 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

Ferrellgas Partners is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in the retail distribution of propane and related equipment sales. Our Class A Units are traded on the OTC Market under the symbol “FGPR.” The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings.

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

FERRELLGAS PARTNERS, L.P.

FERRELLGAS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS FINANCE CORP.

For the fiscal year ended July 31, 2025

FORM 10-K ANNUAL REPORT

			Page
PART I			4
ITEM	1.	BUSINESS	6
ITEM	1A.	RISK FACTORS	16
ITEM	1B.	UNRESOLVED STAFF COMMENTS	32
ITEM	1C.	CYBERSECURITY	33
ITEM	2.	PROPERTIES	33
ITEM	3.	LEGAL PROCEEDINGS	34
ITEM	4.	MINE SAFETY DISCLOSURES	34
PART II			34
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	34
ITEM	6.	RESERVED	35
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	55
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	55
ITEM	9A.	CONTROLS AND PROCEDURES	55
ITEM	9B.	OTHER INFORMATION	56
PART III			57
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	57
ITEM	11.	EXECUTIVE COMPENSATION	64
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	70
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	72
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	74
PART IV			E-1
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	E-1
ITEM	16.	FORM 10-K SUMMARY	E-6

PART I

References and Defined Terms

In this Annual Report on Form 10-K:

●	“us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” refers to Ferrellgas, Inc.;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
●	“Board of Directors” or “Board” refers to the board of directors of our general partner, except where the context indicates otherwise;
●	“GAAP” refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Class A Units” refers to the Class A Units of Ferrellgas Partners, one of which was issued for every twenty of Ferrellgas Partners’ then-outstanding common units in a 1-for-20 reverse unit split effected on March 30, 2021;
●	“Class B Units” refers to the Class B Units of Ferrellgas Partners;
●	“Preferred Units” refers to the Senior Preferred Units of the operating partnership;
●	“Unitholders” or “unitholders” refers to holders of Class A Units, holders of Class B Units or holders of Preferred Units, as indicated or as the context requires for each such reference; and
●	references to any fiscal year are to the fiscal year ended or ending on July 31 of the applicable year.

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
●disruptions in the capital and credit markets, related to the evolving global tariff environment or otherwise;
●access to available capital to meet our operating and debt service requirements; and
●the anticipated completion of a refinancing.

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

ITEM 1.    BUSINESS.

Overview

Ferrellgas Partners is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in the retail distribution of propane and related equipment sales. Our Class A Units are traded on the OTC Market under the symbol “FGPR.”

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

Business

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2025 and a leading national provider of propane by portable tank exchange.

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

As of July 31, 2025, approximately 69% of our residential customers utilize our equipment, while the remainder own their tanks. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Propane
sales volumes
Fiscal year ended	(in millions)
July 31, 2025	784
July 31, 2024	764
July 31, 2023	808

In fiscal 2025, no one customer accounted for 10% or more of our consolidated revenues.

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

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane-related services and consumer products.

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

Our risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets. Our propane-related financial derivatives are designated as cash flow hedges.

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

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2025, ten suppliers accounted for approximately 59% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of sales – propane and other gas liquids sales” in our consolidated statements of operations.

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

Based upon industry publications propane accounts for approximately 1% of energy consumption in the United States, a level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and urban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2025, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 1,057 propane distribution locations in the United States as of July 31, 2025 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 36 service centers and 664 service units as of July 31, 2025. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

Governmental Regulation - Climate Change Legislation

Propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990 which we anticipate that will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. California legislation requires mandatory reporting for specific climate-related data, including disclosure of Scope 1 and Scope 2 greenhouse gas ("GHG") emissions, beginning in 2026, and Scope 3 GHG emissions, beginning in 2027, for the prior fiscal year. This legislation, which applies to all public and private U.S. companies doing business in California that meet a specific annual revenue threshold, also requires public disclosure of an entity's climate related financial risk and those measures taken to reduce and adapt to such risk. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. In addition to the California Low Carbon Fuel Standard, other states in recent years have passed or attempted to pass laws regulating GHG emissions, including initiatives like the Washington Cap and Invest Program and the New York Climate Leadership and Community Protection Act. The impact of any such legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance.

In March 2024, the SEC adopted a final rule for disclosure of specific climate-related data, including those Scope 1 and Scope 2 GHG emissions, outlined above, in registrants' registration statements and periodic reports. In April 2024, the SEC stayed implementation of the final rule pending the outcome of judicial review and the SEC elected to end its defense of the rule in March 2025 and the court halted proceedings and directed the SEC to file a status report with its next steps by July 2025. In its status report, the SEC states that it does not intend to review or reconsider the rules and requested the court to lift the stay on the litigation, consider the parties’ arguments, and decide the case. We will continue to monitor whether or not this SEC rule becomes effective.

The U.S. Environmental Protection Agency (the “EPA”) has determined that carbon dioxide and other GHGs are regulated pollutants under the Clean Air Act. EPA leadership has prioritized climate change mitigation measures and has implemented regulations requiring significant reductions in carbon dioxide and other GHG emissions during recent administrations, including through the Clean Power Plan and the Affordable Clean Energy rules. Those rules have been vacated by the U.S. Supreme Court and the D.C. Circuit, respectively. In May 2024, EPA promulgated new rules for GHG emissions from new, modified, and reconstructed fossil fuel-fired electric generating units and formally repealed the Affordable Clean Energy rule. Several states and industry groups filed suit to challenge the lawfulness of the new GHG rule in the Court of Appeals for the D.C. Circuit, which denied the petitioners’ motion to stay the effectiveness of the rule. Changes under President Trump and in the EPA administration may change the EPA's prioritization of climate change mitigation measures.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The Inflation Reduction Act contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. Propane competes with electricity, among other alternative fuels, and to the extent the cost of production and delivery is reduced for electricity and other alternative fuel sources with which we compete, we may experience reduced demand for our propane. The One Big Beautiful Bill Act (“H.R. 1”) approved by Congress and signed by President Trump on July 4, 2025 significantly modifies the Inflation Reduction Act’s clean energy credits and incentives.

See "Risk Factors" in Item 1A of Part I below for information on material risks associated with our compliance with governmental regulations.

Governmental Regulation - Privacy and Data Security Legislation

Data privacy laws and regulations continue to evolve. For example, the California Consumer Privacy Act (“CCPA”) limits how we may collect and use personal data, in addition to imposing severe statutory damages and providing consumers with a private right of action for certain data breaches. The California Privacy Rights Act (“CPRA”) amends and expands the CCPA, providing consumers with additional rights with respect to their personal data and establishing a regulatory agency dedicated to enforcing compliance. Other states have enacted similar privacy legislation with additional states planning to adopt their own legislation going forward. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to set standards for the collection, use, dissemination and security of data as well as requiring disclosures about these privacy practices. The effects of the CCPA and CPRA and other states’ data privacy laws are potentially far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

See "Risk Factors" in Item 1A of Part I below for information on material risks associated with our compliance with governmental regulations.

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

Employees

At July 31, 2025, our general partner had 3,990 full-time employees in the following areas:

Propane field operations	3,597
Centralized corporate functions	393
Total	3,990

Less than one percent of these employees are represented by an aggregate of four different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

Diversity and Inclusion

We treat each other with respect and value each individual’s unique perspective and background. We are committed to a culture where everyone belongs and diversity and inclusion drives business results. Diversity of management is crucial to our ongoing success to manage our business. As of July 31, 2025, females and minority ethnic groups represented the following:

	Ferrellgas Overall	Ferrellgas Leadership (1)
Females	22.1%	25.0%
Minority ethnic groups	26.0%	8.2%
Total	44.2%	38.1%
(1)	Represents all management levels.

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

Training and Development

We believe in investing in our people through coaching, Corporate Check-in and other calls, and frequent roundtables. Ferrellgas University offers online courses available to all employees. Our summer internship program and a rotational Management Development Program (“MDP”) also allow us to build a pipeline of diverse talent. MDP trainees gain broad hands-on experience with our brands, processes and operations to prepare for leadership positions in Ferrellgas.

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

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. (the “Partners Finance Corp.”) has nominal assets, has no employees other than officers and does not conduct any operations but has previously served and may in the future serve as a co-issuer and co-obligor for debt securities issued by Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership may be able to invest in debt securities of Ferrellgas Partners because the Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of the Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B “Contingencies and Commitments” to the Partners Finance Corp.’s financial statements. As of July 31, 2025, Ferrellgas Partners had no debt securities outstanding, and the Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

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

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2025, approximately 56% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance or condition. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our financial performance or condition. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to partially correlate with crude oil and natural gas prices. Heightened levels of uncertainty related to the ongoing conflicts between Russia and Ukraine and those in the Middle East, in particular, may lead to additional economic sanctions by the U.S. and the international community and could further disrupt financial and commodities markets. Additionally, the current tariff environment is dynamic and uncertain, which may add to the disruption of the financial and commodities markets. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting and selling of propane. However, sudden and sharp increases in wholesale propane prices cannot be passed on to customers with which we have contracted pricing arrangements. Therefore, we are exposed to the risk of increased wholesale propane prices and reduced profit margins on the percentage of our contractual commitments that are not immediately hedged with an offsetting propane purchase commitment. If we were to experience sudden and sharp propane price decreases, our customers may not fulfill their obligations to purchase propane from us at their previously contracted price per gallon, and we may not be able to sell the related hedged or fixed price propane at a profitable sales price per gallon in the then-current pricing environment.

We compete with other businesses to attract and retain qualified employees, and labor shortages and increased labor costs could adversely affect our business.

Our continued success depends on our ability to attract and retain qualified personnel in all areas of our business. We compete with other businesses to attract and retain qualified employees; thus, a tight labor market may cause our labor costs to increase.

A tight labor market may require us to enhance wage and benefits packages to remain competitive. Additionally, rising healthcare costs may influence the offerings provided in our total rewards package. No assurance can be given that our labor costs will not increase, or that such increases can be recovered through increased prices charged to customers.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

Through our supply procurement activities, we purchased approximately 59% of our propane from ten suppliers during fiscal 2025. During extended periods of colder-than-normal weather, these suppliers or other suppliers in one or more of the areas in which we operate could temporarily run out of propane, necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted, certain suppliers were to default or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional Class A Units or other securities. Under the terms of our current Credit Facility, total consideration paid for acquisitions is not to exceed $50.0 million in any fiscal year. We have substantial competition for acquisitions, and, although we believe there are numerous potential large and small acquisition candidates in our industry, there can be no assurance that we will be able to make any acquisitions on favorable terms or at all. There is also a risk we will not be able to successfully integrate acquired operations or achieve any expected cost savings or other synergies. We may also assume or become subject to known or unknown liabilities, including environmental liabilities, and we may not be protected against any such liabilities by indemnification from the sellers or insurance. There is no assurance that any acquisitions made will not be dilutive to our earnings and distributions and that any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders or any additional debt we incur to finance an acquisition will not affect the operating partnership’s ability to make distributions to Ferrellgas Partners or service our existing debt.

Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change, including competition from other energy sources in response to such changes.

There continues to be concern, both nationally and internationally, about climate change and the contribution of GHG emissions, most notably carbon dioxide, to global warming. Increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. Numerous proposals have been made and are likely to continue to be made at the national, regional and state levels of government to monitor and limit GHG emissions. Additionally, the U.S. Environmental Protection Agency and the SEC have also issued climate change rules, many of which are being challenged through various states, industry groups, and others. These efforts include cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that limit GHG emissions from certain sources. See “Item 1. Business – Government Regulation – Climate Change Legislation” above for more information. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.

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

Additionally, incentives offered under the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives and impact demand for propane. The One Big Beautiful Bill Act approved by Congress and signed by the President on July 4, 2025 significantly modifies the Inflation Reduction Act’s clean energy credits and incentives. The ultimate impact on propane demand and our business is uncertain and may change as legislation moves forward. We cannot predict the effect that the development of alternative energy sources and related laws or changes made by the current administration might have on our financial position or results of operations.

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

We are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane. These operations face an inherent risk of exposure to general liability claims in the event that they result in injury or destruction of property. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business that may not be covered by insurance. As described in more detail in Note P “Contingencies and commitments” to the consolidated financial statements, on January 15, 2025, Ferrellgas and the other defendants entered into a Settlement Agreement with Eddystone Rail Company (“Eddystone”) resolving all issues in and related to the EDPA Lawsuit (as defined in Note P “Contingencies and commitments” to the consolidated financial statements included in this Annual Report). In settlement of the judgment in the EDPA Lawsuit, the defendants agreed to pay Eddystone the sum of $125.0 million in three installments. We paid $50.0 million on January 15, 2025 and $37.5 million on June 16, 2025. The final payment is due on or before January 15, 2026, and is secured by a letter of credit issued under the Credit Agreement (as defined in Note H “Debt” to the consolidated financial statements included in this Annual Report). As part of the settlement, the previously disclosed $190.0 million appeal bond, and the related letters of credit, were released. The litigation described above was not covered by insurance. Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in our industry or in the energy industry generally may cease to do so or substantially increase premiums. Although we maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

A significant increase in motor fuel prices may adversely affect our profits.

Motor fuel is a significant operating expense for us in connection with the purchase and delivery of propane to our customers. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as changes in trade and tariff policy and geopolitical developments, including impacts from the ongoing conflicts between Russia and Ukraine and those in the Middle East, supply and demand for oil, gas, and refined fuels, actions by oil and gas producers, actions by motor fuel refiners, conflict, unrest or economic instability in oil producing countries and regions, regional production patterns and weather conditions. We may not be able to pass any increases in motor fuel prices on to our customers. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

If we are unable to protect our information technology systems against service interruption, misappropriation of data, or breaches of security resulting from cybersecurity attacks or other events, or we encounter other unforeseen difficulties in the operation of our information technology systems, our operations could be disrupted, our business and reputation may suffer, and our internal controls could be adversely affected.

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

The efficient execution of our business is dependent upon the proper functioning of our internal systems, and we depend on our management information systems to process orders, manage inventory, manage accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering propane on a timely basis. In addition, our staff of management information systems professionals relies heavily on the support of several key personnel and vendors. Any disruption in the operation of those management information systems, including a cybersecurity breach or loss of employees knowledgeable about the operation of such systems, termination of our relationship with one or more of these key vendors or failure to continue to modify and upgrade such systems effectively as our business expands could negatively affect our business, financial condition or reputation.

We may incur significant costs in order to comply with privacy and data security laws and regulations, and any failure to comply with such laws and regulations could result in significant penalties or other liabilities or costs.

There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between jurisdictions. As described in “Item 1. Business – Government Regulation – Privacy and Data Security Legislation” above, the effects of these data privacy laws and regulations may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. It remains unclear how various provisions will be interpreted and enforced. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

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

Market conditions may impact our ability to access the financing markets on terms acceptable to us or at all. In addition, there are limitations on our ability to utilize fully all commitments under our Credit Facility. Availability under our Credit Facility is determined by reference to a borrowing base comprised of a combination of accounts receivable and propane inventory that fluctuates over time and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility. See Note H “Debt” to the consolidated financial statements included in this Annual Report for details. If we are unable to access the financing markets, including through our Credit Facility, we would be required to use cash on hand to fund operations and repay outstanding debt. There is no assurance that we will be able to generate sufficient cash to fund our operations and repay or refinance such debt.

The Company has maintained constructive relationships with its lenders. Management has internal approvals necessary for a plan to restructure our capital structure and debt and refinance and/or extend the maturity date for the Credit Facility and external advisors have been engaged to assist in this process.

Our substantial indebtedness and other financial obligations could impair our financial condition and our ability to satisfy our obligations and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have substantial indebtedness and other financial obligations. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See Note H “Debt” to the consolidated financial statements included in this Annual Report for more detail. Our long-term debt obligations do not contain any sinking fund provisions, but require aggregate principal payments, without premium, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Material Cash Requirements.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our ability to enter leasing transactions at favorable terms could also be impacted. The Indentures, the Credit Agreement and the OpCo LPA Amendment restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations then due. For more detail, see Note H “Debt” and Note I “Preferred units” to the consolidated financial statements included in this Annual Report.

Recent lowering of the ratings assigned to us and our debt securities by rating agencies, and any future lowering or withdrawal of such ratings, may increase our future borrowing costs, reduce our access to capital and adversely affect our ability to refinance or restructure our indebtedness.

In March 2025, the operating partnership’s corporate rating was downgraded from B2 to B3 by Moody’s Investors Service (“Moody’s”) and our senior unsecured notes were downgraded from a B3 to a Caa1 rating by Moody’s. In April 2025, the operating partnership’s senior unsecured notes rating was downgraded from a B to a CCC+ rating by S&P Global Ratings (“S&P”). In June 2025, S&P further downgraded this rating to CCC. Any rating assigned could be lowered further or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. These recent downgrades and any future downgrade or withdrawal of our ratings likely could make it more difficult or more expensive for us to obtain additional debt financing, including for the purpose of refinancing or restructuring our existing indebtedness.

Due to the timing of the maturities, as described in Note H “Debt” in the notes to the consolidated financial statements included in this Annual Report, of both the 2026 Notes and the Credit Facility, and the $121.9 million letters of credit which it secures as of July 31, 2025, management has performed an evaluation to consider whether or not there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Annual Report. Although we have developed and received internal approval on a plan to restructure our capital structure and debt and refinance and/or extend the maturity date for the Credit Facility, recent downgrades and any future downgrade or withdrawal could adversely affect our ability to execute on this plan or make such execution more expensive. However, management believes its plans, which are probable of being executed, alleviate substantial doubt. Management maintains the Company will be able to meet its obligations and concludes there is no substantial doubt about the Company’s ability to continue as a going concern.

Further, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. If any credit rating assigned to the OpCo Notes or other debt securities is lowered or withdrawn for any reason, you may not be able to resell such debt securities without a substantial discount.

Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.

The Indentures and the Credit Agreement contain, and any agreement that will govern debt incurred by us in the future may contain, various covenants that limit our ability to take certain actions as described in Note H “Debt” to the consolidated financial statements included in this Annual Report. These covenants also limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. See Note I “Preferred units” to the consolidated financial statements included in this Annual Report for a discussion of limitations related to distributions.

The Indentures and the Credit Agreement contain important exceptions to the covenants, including the covenants that restrict our ability to sell assets and make restricted payments. For example, the Indentures initially permit the operating partnership to make $60 million plus the amount of the operating partnership’s Available Cash from Operating Surplus (as defined in the Indentures) for the preceding fiscal quarter (so long as the operating partnership’s fixed charge coverage ratio is greater than 1.75x) or $25 million (if the operating partnership’s fixed charge coverage ratio is equal to or less than 1.75x) plus an additional $5 million, in each case, of restricted payments for any purpose, subject to compliance with applicable conditions, as well as to make additional restricted payments for specified purposes. Furthermore, we may utilize exceptions to sell assets and such asset sales may be on unfavorable terms.

The operating partnership issued $700.0 million aggregate initial liquidation preference of Preferred Units, the terms of which restrict us from undertaking certain actions while such Preferred Units are outstanding.

The Preferred Units are entitled to quarterly distributions in cash or payment in kind and are redeemable at the option of the operating partnership at any time, or at the option of the holders no earlier than March 30, 2031, subject to the terms as described in more detail under Note I “Preferred units” to our consolidated financial statements included in this Annual Report.

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

Our Class A Units are traded on the OTC markets, which have less liquidity than a major exchange and unitholders may face limited availability of market quotations for our Class A Units, reduced liquidity for the trading of our Class A Units and potentially lower trading prices for our Class A Units.

On July 1, 2025, the OTC Markets Group, Inc. eliminated the OTC Pink Market, on which our Class A Units were traded, and the Company transferred to the OTCID Basic Market. We expect our Class A Units to be quoted on the OTCID Basic Market for the foreseeable future. Unitholders may face limited availability of market quotations for our Class A Units, reduced liquidity for the trading of our Class A Units and potentially lower trading prices for our Class A Units. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future, and it could impair our ability to provide equity incentives to our employees. There can be no assurance that the trading market for our Class A Units will improve in the future or that any improvement will be sustained.

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

The partnership agreement of Ferrellgas Partners generally allows Ferrellgas Partners to issue additional limited partner interests and other equity securities, subject to consent by holders of the Requisite Class B Units (defined as (a) if the holder that initially holds a majority of the Class B Units (the “Initial Class B Majority Holder”) holds at least 50% of the Class B Units, holders of at least 50% of the outstanding Class B Units or (b) if the Initial Class B Majority Holder holds less than 50% of the Class B Units, holders of at least one-third of the outstanding Class B Units). When Ferrellgas Partners issues additional equity securities, a unitholder’s proportionate partnership interest in such class will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of such units. The issuance of additional units will also diminish the relative voting strength of the previously outstanding class of units. In addition, Ferrellgas Partners may issue preferred or other securities that could have a preferred right to distributions or other priority economic terms, which could negatively affect the value of our outstanding units. See Note J “Equity (Deficit)” to the consolidated financial statements included in this Annual Report for more information related to the Class B units.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information on partnership distributions pursuant to the Amended Ferrellgas Partners LPA. For additional discussion of the terms of the Class B Units, see Note J “Equity (Deficit)” in the notes to our consolidated financial statements included in this Annual Report. Although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders.

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

Class A Unitholders will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis. See Note J “Equity (Deficit)” to the consolidated financial statements included in this Annual Report for Board rights related to the Class B Units. Under certain circumstances, holders of the Preferred Units may have the right to appoint a majority of the Board of Directors of our general partner after March 30, 2031. See Note I “Preferred units” to the consolidated financial statements included in this Annual Report.

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

In general, our Class A Unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our business during our taxable year. However, as introduced under the Tax Cuts and Jobs Act of 2017 and further amended, for taxable years beginning after December 31, 2017, the deductibility of net interest expense is limited to the sum of our business interest income and 30% of our “adjusted taxable income”. Any business interest expense disallowed at the partnership level is then generally carried forward and may be deducted in a succeeding taxable year by a unitholder, in accordance with the unitholder’s applicable tax laws. These limitations might cause interest expense to be deducted by our unitholders in a later period than recognized in the GAAP financial statements.

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

An investment in Class A Units by tax-exempt entities, such as employee benefit plans, individual retirement accounts, regulated investment companies, generally known as mutual funds, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Net income from a “qualified publicly-traded partnership” is qualifying income for a regulated investment company, or mutual fund. However, no more than 25% of the value of a regulated investment company’s total assets may be invested in the securities of one or more qualified publicly-traded partnerships. We expect to be treated as a qualified publicly-traded partnership. Distributions and dispositions involving foreign unitholders are subject to IRS withholding rules, including withholding at the highest individual rate on distributions and a 10% withholding on gross proceeds from unit sales under Section 1446(f) of the Code, which brokers are generally responsible for enforcing. Distributions may also be subject to an additional 10% withholding if they exceed cumulative net income, potentially reducing liquidity and increasing compliance burdens for foreign investors.

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

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced. In addition to federal consequences, audit adjustments under the Bipartisan Budget Act of 2015 may trigger separate state and local reporting obligations, which can vary significantly by jurisdiction. These state and local-level rules may result in additional tax, interest, and compliance burdens for us and our unitholders.

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

ITEM 2.      PROPERTIES.

We own or lease the following transportation equipment at July 31, 2025:

	% Owned	% Leased	Approximate Total
Truck tractors	64%	36%	104
Propane transport trailers	99%	1%	138
Portable tank delivery trucks	59%	41%	655
Portable tank exchange delivery trailers	91%	9%	347
Bulk propane delivery trucks	65%	35%	1,486
Pickup and service trucks	70%	30%	946
Passenger vehicles	57%	43%	160
Other trailers	99%	1%	284
Railroad tank cars	—%	100%	27

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. At July 31, 2025, our propane distribution locations were comprised of 36 service centers and 664 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 128 company-owned distributors and 4 independently-owned distributors at July 31, 2025. In addition, we had 12 company-owned portable tank exchange production facilities at July 31, 2025.

We owned approximately 48.4 million gallons of propane storage capacity at our propane distribution locations at July 31, 2025. We owned our land and buildings in the local markets of approximately 64% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2025.

We owned approximately 0.7 million propane tanks at July 31, 2025, most of which are located on customer property and rented to those customers. We also owned approximately 4.2 million portable propane cylinders at July 31, 2025, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2025, we leased approximately 37.9 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

At July 31, 2025, we leased 1,728 square feet of office space at our corporate headquarters in the Kansas City metropolitan area. Our corporate headquarters lease of 54,691  square feet ended in fiscal 2025. We subsequently entered into a new lease with minimal office space, as the majority of our corporate workforce operates in a remote work environment.

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

PART II

ITEM 5.       MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Ferrellgas Partners

Our Class A Units represent limited partner interests in Ferrellgas Partners and are listed and traded on the OTC Market under the symbol “FGPR.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of September 30, 2025, we had 363 Class A Unitholders of record. That Class A Unitholder figure does not include a substantially greater number of holders who are “street name” or beneficial holders and whose units are held of record by banks, brokers, and other institutions.

Distributions by Ferrellgas Partners

We have not paid any distributions to Class A Unitholders or the general partner during fiscal 2025, 2024 and 2023, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distributions during fiscal 2024. We did not make any distributions to Class B Unitholders during fiscal 2025. Ferrellgas Partners made aggregate cash distributions of approximately $99.9 million and $49.9 million to its Class B Unitholders during fiscal 2024 and 2023, respectively. We have paid approximately $250.0 million to Class B Unitholders since inception of the Class B units.

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

Recent Sales of Unregistered Equity Securities

There were none during fiscal 2025.

Purchases of Equity Securities

There were none during the fourth quarter of fiscal 2025.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Partners Finance Corp. or Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest (other than the limited partner interests represented by the Preferred Units), in the operating partnership. All of the common equity of Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Partners Finance Corp. or Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2025, there were no issuances of equity securities of the operating partnership, Partners Finance Corp. or Finance Corp.

Neither Partners Finance Corp. nor Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2025, 2024 or 2023. For information regarding distributions by the operating partnership to its partners see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” and Note I “Preferred units” and Note J “Equity (Deficit)” in the notes to the consolidated financial statements included elsewhere herein.

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

How We Evaluate Our Operations

We evaluate our overall business performance based primarily on a metric we refer to as “Adjusted EBITDA,” which is not defined by GAAP and should not be considered an alternative to earnings measures defined by GAAP. We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our revenue generating assets have long useful lives. For the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss) earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, see the subheading “Non-GAAP Financial Measures” below.

Propane operations and related equipment sales

Based on our propane sales volumes in fiscal 2025, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2026 and 2027 sales commitments and, as of July 31, 2025, we have experienced net mark-to-market losses of approximately $0.1 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2025, we estimate 90% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

For the years ended July 31, 2025 and 2024

We recognized a net loss attributable to Ferrellgas Partners, L.P. of $15.6 million during fiscal 2025 and net earnings attributable to Ferrellgas Partners, L.P. of $110.2 million during fiscal 2024. The $125.8 million change was primarily driven by:

●	a $125.0 million legal settlement in “General and administrative expense;”
●	an increase of $29.2 million in “Operating expenses – personnel, vehicle, plant and other,” consisting of increases of $22.4 million in plant and other cost and $8.5 million in personnel expense, partially offset by a decrease of $1.7 million in vehicle expense;
●	a $9.8 million increase in “Interest expense;”

partially offset by the following:

●	a $39.7 million increase in “Gross margin,” due to increases of $26.6 million in wholesale gross margin, $9.5 million in retail gross margin, and $3.6 million in other as an increase in gallons sold was driven by weather that was cooler in fiscal 2025 than prior year and higher wholesale prices than the prior year; and
●	a decrease of $2.9 million in “Operating expense – equipment lease expense.”

The Company’s “Gross margin” of over $1.0 billion was the highest in its history. Our five-year average, from fiscal years 2021 through 2025, of $0.96 billion reflects this positive trend. Approximately $0.6 billion and $0.2 billion, respectively, are attributable to our retail and wholesale business. Leveraging our telematics technology to efficiently serve our customers and the expertise of our employee-owners are the catalysts for these positive results.

Distributable cash flow attributable to equity investors decreased to $208.2 million in fiscal 2025 compared to $212.3 million in fiscal 2024. The $4.1 million decrease was primarily due to a $10.4 million increase in “Maintenance capital expenditures” and a $7.0 million increase in “Net cash interest expense,” which was partially offset by a $13.3 million increase in Adjusted EBITDA.

Distributable cash flow excess was $139.9 million and $43.2 million in fiscal 2025 and 2024, respectively. The $96.7 million increase was primarily due to $99.9 million in distributions paid to Class B unitholders in fiscal 2024, partially offset by the decrease in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Year ended July 31,
(amounts in thousands)	2025	2024
Total revenues	$1,938,337	$1,837,116

Total cost of sales	915,521	853,971

Operating expense - personnel, vehicle, plant and other	630,834	601,602
Depreciation and amortization expense	98,426	98,471
General and administrative expense	178,617	50,339
Operating expense - equipment lease expense	18,720	21,585
Non-cash employee stock ownership plan compensation charge	3,143	3,234
Loss on asset sales and disposals	2,957	2,819
Operating income	90,119	205,095
Interest expense	(108,064)	(98,223)
Other income, net	2,944	4,491
(Loss) earnings before income taxes	(15,001)	111,363
Income tax expense	1,372	686
Net (loss) earnings	(16,373)	110,677
Net (loss) earnings attributable to noncontrolling interest	(807)	461
Net (loss) earnings attributable to Ferrellgas Partners, L.P.	$(15,566)	$110,216

Non-GAAP Financial Measures

In this Annual Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net (loss) earnings attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on asset sales and disposals, other income, net, legal fees and settlements related to non-core businesses, legal fees and settlements related to core businesses, acquisition and related costs, business transformation costs, and net (loss) earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net (loss) earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the fiscal years indicated:

	Year ended July 31,
(amounts in thousands)	2025	2024
Net (loss) earnings attributable to Ferrellgas Partners, L.P.	$(15,566)	$110,216
Income tax expense	1,372	686
Interest expense	108,064	98,223
Depreciation and amortization expense	98,426	98,471
EBITDA	192,296	307,596
Non-cash employee stock ownership plan compensation charge	3,143	3,234
Loss on asset sales and disposals	2,957	2,819
Other income, net	(2,944)	(4,491)
Legal fees and settlements related to non-core businesses	130,635	2,990
Legal fees and settlements related to core businesses	4,540	—
Acquisition and related costs (1)	(798)	2,169
Business transformation costs (2)	1,672	2,610
Net (loss) earnings attributable to noncontrolling interest	(807)	461
Adjusted EBITDA	330,694	317,388
Net cash interest expense (3)	(92,065)	(85,045)
Maintenance capital expenditures (4)	(32,067)	(21,689)
Cash paid for income taxes	(1,345)	(699)
Proceeds from certain asset sales	2,958	2,310
Distributable cash flow attributable to equity investors	208,175	212,265
Less: Distributions accrued or paid to preferred unitholders	64,068	64,778
Distributable cash flow attributable to general partner and non-controlling interest	(4,164)	(4,245)
Distributable cash flow attributable to Class A and B unitholders	139,943	143,242
Less: Distributions paid to Class A and B unitholders (5)	—	99,996
Distributable cash flow excess	$139,943	$43,246
(1)	Non-recurring due diligence related to potential acquisition activities, restructuring costs, and other adjustments.
(2)	Non-recurring costs included in “Operating, general and administrative expense” related to business transformation initiatives.
(3)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(4)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(5)	The Company did not pay any distributions to Class A unitholders during fiscal 2025 or 2024.

Operating Results for the years ended July 31, 2025 and 2024

Propane operations and related equipment sales

The following table summarizes propane sales volumes and Adjusted EBITDA results for the fiscal years indicated:

	2025	2024	Increase (Decrease)
As of July 31,
Retail customers	613,206	618,907	(5,701)	(1)%
Tank exchange selling locations	63,267	63,606	(339)	(1)%

(amounts in thousands)
Year ended July 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	566,948	563,885	3,063	1%
Wholesale - Sales to Resellers	217,179	199,870	17,309	9%
	784,127	763,755	20,372	3%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,254,562	$1,206,226	$48,336	4%
Wholesale - Sales to Resellers	552,405	510,756	41,649	8%
Other Gas Sales (1)	21,126	14,457	6,669	46%
Other (2)	110,244	105,677	4,567	4%
Propane and related equipment revenues	$1,938,337	$1,837,116	$101,221	6%

Gross Margin -
Propane and other gas liquids sales gross margin: (3)
Retail - Sales to End Users (1)	$670,931	$661,435	$9,496	1%
Wholesale - Sales to Resellers (1)	255,090	228,514	26,576	12%
Other (2)	96,795	93,196	3,599	4%
Propane and related equipment gross profit	$1,022,816	$983,145	$39,671	4%

Operating, general and administrative expense (4)	$809,451	$651,941	$157,510	24%
Operating expense - equipment lease expense	18,720	21,585	(2,865)	(13)%

Operating income	$90,119	$205,095	$(114,976)	(56)%

Depreciation and amortization expense	98,426	98,471	(45)	(0)%
Non-cash employee stock ownership plan compensation charge	3,143	3,234	(91)	(3)%
Loss on asset sales and disposals	2,957	2,819	138	5%
Legal fees and settlements related to non-core businesses	130,635	2,990	127,645	NM
Legal fees and settlements related to core businesses	4,540	—	4,540	100%
Acquisition and related costs	(798)	2,169	(2,967)	(137)%
Business transformation costs	1,672	2,610	(938)	(36)%
Adjusted EBITDA	$330,694	$317,388	$13,306	4%

NM – not meaningful

(1)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(2)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(3)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(4)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and “General and administrative expense” captions in the consolidated statement of operations.

Propane sales volumes during fiscal 2025 increased 3%, or 20.4 million gallons, compared to fiscal 2024. Temperatures for fiscal 2025 were 3% warmer than normal, based on a 10-year average, but 6% cooler compared to fiscal 2024. The cooler weather aligns with the 6% increase in sales to residential customers.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market prices at major supply points in Mt. Belvieu, Texas and Conway, Kansas during fiscal 2025 averaged 5% and 4% more than fiscal 2024, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.79 and $0.75 per gallon during fiscal 2025 and fiscal 2024, respectively, while the wholesale market price at Conway, Kansas averaged $0.75 and $0.72 per gallon during fiscal 2025 and fiscal 2024, respectively. This increase in the wholesale cost of propane contributed to our increase in sales price per gallon and therefore revenues.

Revenues

Revenues increased in 2025 in all of our customer types compared to the prior year, except for agricultural customers. We set over 5% more retail tanks during fiscal 2025 compared to prior year in response to customer demand. On the wholesale side, our tank exchange vending machine channel continues to grow with year-over-year volume increases.

Retail sales increased $48.3 million, or 4%, in fiscal 2025 compared to fiscal 2024. This increase correlates with the cooler weather and 1% increase in retail gallons sold in fiscal 2025 compared to fiscal 2024, and an increase in sales price per gallon, all as discussed above. The increase in revenues from retail customers was primarily in our residential and industrial/commercial customer bases, partially offset by a decrease in sales to agricultural customers.

Wholesale sales increased $41.6 million, or 8%, in fiscal 2025 compared to fiscal 2024. This increase correlates with a 9% increase in wholesale gallons sold in fiscal 2025 compared to fiscal 2024, as well as an increase in sales price per gallon, as discussed above. Tank exchange sales drove the increase in wholesale sales with an increase of $25.5 million, or 6%, in fiscal 2025 compared to fiscal 2024. A 3% increase in tank exchange volumes contributed to organic sales growth. Offsetting this, the 1% net decrease in tank exchange selling locations was primarily due to the removal of lower-performing drugstore sites following customer-driven store closures.

Other gas sales increased $6.7 million, or 46%, in fiscal 2025 compared to fiscal 2024 primarily due to the increase in sales price per gallon noted above.

Other revenues increased $4.6 million, or 4%, in fiscal 2025 compared to fiscal 2024 primarily due to increases of $2.0 million in transport revenue and $1.4 million in tank rental income.

Gross margin - Propane and other gas liquids sales

Gross margin increased $36.1 million due to increases of $26.6 million and $9.5 million, respectively, in wholesale and retail gross margin. Our tank exchange business yielded record results as a 6% increase in revenues, partially offset by an increase of 1% in cost of product, accounted for $22.7 million of the wholesale gross margin increase in fiscal 2025. The increase in retail gross margin was primarily driven by a $33.2 million increase related to our residential customers, as revenues increased 6% and cost of product decreased 1% as the Company utilized technology and other initiatives to manage costs. This increase was partially offset by a $32.5 million decrease in transport gross margin.

Gross margin - other

Gross margin increased $3.6 million, or 4%, in fiscal 2025 compared to fiscal 2024.

Operating income

Operating income decreased $115.0 million, primarily due to a $125.0 million legal settlement and a $29.2 million increase in operating expense, both of which are included in “Operating, general and administrative expense.” This was partially offset by the $39.7 million increase in gross margin note above.

The $29.2 million increase in “Operating expense – personnel, vehicle, plant and other” was driven by increases of $22.4 million in plant and other costs and $8.5 million in personnel expense, which were partially offset by a decrease of $1.7 million in vehicle expense.

The $22.4 million increase in plant and other costs was primarily due to increases of $8.7 million related to legal and general insurance liability costs, $7.9 million for bad debt, miscellaneous expense, bank charges, rent expense, and tax assessments, and $3.4 million in software costs primarily related to business transformation projects.

The $8.5 million increase in personnel expense primarily relates to increases of $16.1 million in payroll and related costs and $2.8 million for incentive and vacation adjustments, partially offset by an $11.0 million decrease in medical benefits expense. The increase in payroll costs includes $2.9 million in overtime costs as we delivered more gallons to our customers.

The $1.7 million decrease in vehicle expense was driven by a $4.5 million decrease in fuel costs, partially offset by a $2.8 million increase primarily related to repairs and maintenance. Empowered by the Company’s telematics technology, employees continue to deliver positive results such as fuel savings and more efficient vehicle use.

Adjusted EBITDA

Adjusted EBITDA increased $13.3 million or 4% to $330.7 million. The $39.7 million increase in gross margin noted above and $2.9 million decrease in lease expense drove the positive increase. After EBITDA adjustments of $4.5 million in legal fees and settlements related to our core business, operating expense increased $24.7 million. See further details discussed above. After EBITDA adjustments of $123.7 million, primarily related to a $125.0 million litigation settlement, we had a $4.5 million increase in general and administrative expense, which primarily consisted of increases in incentive adjustments and other costs.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on January 15, 2025 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”), with a maturity date of December 31, 2025, in an aggregate principal amount of up to $350.0 million. On March 31, 2025, in conjunction with the commencement of the Fifth Amendment, the commitment level of the Credit Facility was reduced from $350.0 million to $308.8 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. For additional discussion, see Note H “Debt” in the notes to our consolidated financial statements included in this Annual Report.

As of July 31, 2025, our total liquidity was $259.7 million, which was comprised of $96.9 million in unrestricted cash and $162.8 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of July 31, 2025, letters of credit outstanding totaled $121.9 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

As of July 31, 2025, we have no restricted cash. As of July 31, 2024, we had $10.7 million of restricted cash for a cash deposit made with the administrative agent under our prior senior secured credit facility that was terminated in April 2020. In January 2025, we settled our outstanding litigation as described in Note P “Contingencies and commitments” in the notes to our consolidated financial statements. As a result, the administrative agent released the restricted cash deposit in January 2025.

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

In March 2025, Moody’s downgraded the operating partnership’s corporate rating from B2 to B3 and our senior unsecured notes from B3 to Caa1. In April 2025, the operating partnership’s senior unsecured notes rating was downgraded from B to CCC+ by S&P. In June 2025, S&P further downgraded this rating to CCC.

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

The liquidity available from cash flows from operating activities, unrestricted cash and the Credit Facility may not be sufficient to meet our capital expenditure, working capital and letter of credit requirements for the foreseeable future. Due to the timing of the maturities of both the 2026 Notes and the Credit Facility, and the $121.9 million in letters of credit which it secures as of July 31, 2025, management has performed an evaluation to consider whether or not there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Annual Report. We have developed and received internal approval on a plan to restructure our capital structure and debt and refinance and/or extend the maturity date for the Credit Facility. External advisors have been engaged to assist in this process. The general partner believes that it is probable that the plans will be successfully implemented prior to the maturities of the 2026 Notes and the Credit Facility, and these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net (loss) earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the year ended July 31, 2025 to the year ended July 31, 2024 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Year ended July 31, 2025	$208,175	$144,107	$64,068	3.2x
Year ended July 31, 2024	212,265	147,487	64,778	3.3x
Decrease	$(4,090)	$(3,380)	$(710)	(0.1)x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For fiscal 2025, distributable cash flow attributable to equity investors decreased $4.1 million compared to fiscal 2024 due to increases of $10.4 million in “Maintenance capital expenditures” and $7.0 million in “Net cash interest expense,” which was partially offset by a $13.3 million increase in Adjusted EBITDA. The increase in “Maintenance capital expenditures” relates to a $2.5 million increase in failed sale leaseback in addition to capitalized fleet repairs. The increase in “Net cash interest expense” consists of a $9.8 million increase in interest expense and $1.6 decrease in other income, net, which was partially offset by a $4.4 million increase in the amortization of capitalized financing costs related to amendments to our Credit Facility.

As of July 31, 2025, the accrued quarterly distribution to Preferred Unitholders was $17.3 million, net of tax. We paid $15.2 million of this distribution on August 15, 2025. The remaining $2.1 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the years ended July 31, 2025 and 2024, we paid $1.6 million and $2.0 million, respectively, for Additional Amounts payable pursuant to the side letters.

We did not pay any cash distributions to our Class A Unitholders or the general partner during fiscal 2025 or fiscal 2024, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distributions during the year ended July 31, 2024. Ferrellgas Partners made aggregate cash distributions of approximately $99.9 million to its Class B Unitholders during the year ended July 31, 2024. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Cash reserves, which we utilize to meet future anticipated expenditures, were $144.1 million and $147.5 million for the years ended July 31, 2025 and 2024, respectively.

Operating Activities

Ferrellgas Partners

Fiscal 2025 v Fiscal 2024

Net cash provided by operating activities was $136.3 million for fiscal 2025 compared to $245.6 million for fiscal 2024. The $109.3 million decrease in cash provided by operating activities was primarily driven by a $129.2 million increase in general and administrative expenses and a $42.2 million increase in working capital requirements. These increases were partially offset by a $39.7 million improvement in gross profit compared to prior year, and a $35.3 million increase in other current liabilities.

Both the $129.2 million increase in general and administrative expenses and the $35.3 million increase in accrued liabilities primarily result from a litigation settlement. Of the $125.0 million litigation settlement, $87.5 million was paid in fiscal 2025 with the last payment of $37.5 million due in fiscal 2026. See Note P “Contingencies and commitments” in the notes to the consolidated financial statements included in this Annual Report for more information. The $42.2 million increase in working capital requirements was primarily due to a $48.4 million increase in requirements for accounts and notes receivable, offset by a $6.2 million decrease in inventory requirements.

The $39.7 million increase in gross profit was primarily due to a $101.2 million increase in revenue, offset by a $61.5 million increase in cost of sales.

The operating partnership

Fiscal 2025 v Fiscal 2024

Net cash provided by operating activities was $136.5 million for fiscal 2025 compared to $245.2 million for fiscal 2024. The $108.7 million decrease in cash provided by operating activities was primarily driven by a $128.3 million increase in general and administrative expenses and a $42.2 million increase in working capital requirements. These increases were partially offset by a $39.7 million improvement in gross profit compared to prior year, and a $34.9 million increase in other current liabilities.

The increases in general and administrative expenses and other current liabilities related to the litigation settlement described above. The $42.2 million increase in working capital requirements was primarily due to a $48.4 million increase in requirements for accounts and notes receivable, offset by a $6.2 million decrease in inventory requirements.

The $39.7 million increase in gross profit was primarily due to a $101.2 million increase in revenue, offset by a $61.5 million increase in cost of sales.

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

Fiscal 2025 v Fiscal 2024

Net cash used in investing activities was $80.8 million for fiscal 2025 compared to $85.0 million for fiscal 2024. This $4.2 million decrease in net cash used in investing activities was primarily due to a $12.7 million decrease in “Business acquisitions, net of cash acquired”. We had one acquisition during both fiscal 2025 and fiscal 2024. This decrease was partially offset by a $9.1 million increase in “Capital expenditures”, primarily driven by capitalized repair costs and assets related to failed sale-leaseback arrangements.

Due to the mature nature of our operations, we do not anticipate significant fluctuations in maintenance capital expenditures, with the exception of future decisions regarding lease versus buy financing options. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

The operating partnership

Fiscal 2025 v Fiscal 2024

The investing activities discussed above also apply to the operating partnership.

Financing Activities

Ferrellgas Partners

Fiscal 2025 v Fiscal 2024

Net cash used in financing activities was $82.8 million for fiscal 2025 compared to $173.7 million for fiscal 2024. This $90.9 million decrease was primarily due to $99.9 million in distributions to Class B unitholders in fiscal 2024, offset by increases in lease-related financing payments and debt-related financing payments of $6.0 million and $6.2 million, respectively.

On July 10, 2024, letters of credit in an aggregate principal amount of $124.5 million were issued to the surety providers under an appeal bond posted on behalf of Ferrellgas Partners. On January 15, 2025, these letters of credit were released and new letters of credit were issued in an aggregate amount of $75.0 million for two $37.5 million settlement payments to occur on or before June 16, 2025 and January 15, 2026, respectively. A settlement payment of $37.5 million was made on June 16, 2025, which leaves a $37.5 million letter of credit as of July 31, 2025, related to the final settlement payment. See Note P “Contingencies and commitments” in the notes to the consolidated financial statements included in this Annual Report for further information. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at July 31, 2025 and 2024 totaled $121.9 million and $193.4 million, respectively. As of July 31, 2025, we had available borrowing capacity under our Credit Facility of $162.8 million. Assets subject to lien under the Credit Facility were $290.7 million as of July 31, 2025.

The operating partnership

Fiscal 2025 v Fiscal 2024

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

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution to Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million, which was the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after March 30, 2021 is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note J “Equity (Deficit)” in the notes to our consolidated financial statements included in this Annual Report.

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. We did not make any distributions to Class B unitholders in fiscal 2025. In fiscal 2024, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $99.9 million to its Class B Unitholders. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. See Note H "Debt" and Note S "Net (loss) earnings per Unitholders' interest" in the notes to our consolidated financial statements included in this Annual Report for additional information. See “Risk Factors —Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution.”

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during fiscal 2025 or fiscal 2024, except for the distributions to Class B Unitholders described above and a $1.0 million distribution to the general partner, made in conjunction with the Class B distributions during fiscal 2024.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and the 2029 Notes (together with the 2026 Notes, the “OpCo Notes”), the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note H “Debt” and Note I “Preferred units” for a discussion of these limitations. See also “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.”

Preferred unit distributions

Pursuant to the OpCo LPA Amendment, the operating partnership is required to pay to the holders of each Preferred Unit a cumulative, quarterly distribution (the “Quarterly Distribution”) at the Distribution Rate (as defined below) on the unit purchase price of such Preferred Unit, which is $1,000 per unit.

“Distribution Rate” means a rate per annum of (a) 8.956% through March 30, 2026, (b) 9.706% for the four-quarter period ending March 30, 2027, (c) 10.456% for the four-quarter period ending March 30, 2028, and (d) 11.125% for all periods after March 30, 2028, subject to a maximum rate of 11.125% and to other adjustments and exceptions described in the following paragraphs.

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

As of July 31, 2025, the Quarterly Distribution accrued was $17.3 million. During fiscal 2025, four quarterly payments of $15.4 million, net of tax, relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the year ended July 31, 2025, we paid $1.6 million for Additional Amounts payable pursuant to the side letters.

As of July 31, 2024, the Quarterly Distribution accrued was $17.5 million. During fiscal 2024, four quarterly payments of $15.4 million, net of tax, relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the year ended July 31, 2024, we paid $2.0 million for Additional Amounts payable pursuant to the side letters.

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

Cash distributions paid

Fiscal 2025

No distributions were paid in Fiscal 2025.

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

The operating partnership paid cash distributions for the year ended July 31, 2024 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for distributions by Ferrellgas Partners.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $356.6 million for fiscal 2025, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Issuance of letter of credit on behalf of Ferrellgas Partners by the operating partnership

The operating partnership guaranteed the issuance of a $37.5 million letter of credit related to a final settlement payment due on or before January 15, 2026. See Note O “Transactions with related parties” and Note P “Contingencies and Commitments” in the notes to the consolidated financial statements included in this Annual Report for more information.

Related party Class A Unitholders

Related party Class A Unitholder information consisted of the following:

		Distributions
	Class A Unit	(in thousands)
	ownership at	paid during the year ended
	July 31, 2025	July 31, 2025
Ferrell Companies (1)	1,126,468	$—
FCI Trading Corp. (2)	9,784	—
Ferrell Propane, Inc. (3)	2,560	—
James E. Ferrell (4)	238,172	—
(1)	Ferrell Companies is the owner of the general partner and is an approximate 23% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ beneficial ownership to 23.4% at July 31, 2025.
(2)	FCI Trading is an affiliate of the general partner and thus a related party.
(3)	Ferrell Propane is controlled by the general partner and thus a related party.
(4)	James E. Ferrell was the Executive Chairman of the Board of Directors of our general partner in fiscal 2024. Effective August 5, 2024, he was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.

Material Cash Requirements

The following table summarizes our future material cash requirements as of July 31, 2025:

	Payment or settlement due by fiscal year
(in thousands)	2026	2027-2028	2029-2030	Thereafter	Total
Long-term debt, including current portion (1)	$652,178	$2,220	$825,750	$400	$1,480,548
Fixed rate interest obligations (2)	83,406	96,938	48,469	—	228,813
Operating lease obligations (3)	16,819	17,920	6,779	7,173	48,691
Finance lease obligations (4)	14,676	18,602	7,410	6,433	47,121
Litigation settlement (5)	37,500	—	—	—	37,500
Pension withdrawal liability (6)	284	568	568	2,244	3,664
Product purchase commitments (7)	41,357	—	—	—	41,357
Total	$846,220	$136,248	$888,976	$16,250	$1,887,694
Underlying product purchase volume commitments (in gallons)	55,440	—	—	—	55,440
(1)	We have long and short-term payment obligations under agreements such as the indentures governing our senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, see Note H “Debt” to our consolidated financial statements included in this Annual Report.
(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.
(3)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.
(4)	We lease certain property, plant and equipment under noncancelable and cancelable financing leases. Amounts shown in the table represent minimum lease payment obligations under our third-party financing leases for the periods indicated.
(5)	Represents the final payment due under a settlement agreement. See Note P “Contingencies and commitments” to our consolidated financial statements included this in this Annual Report for more information.
(6)	These payments relate to a liability incurred in connection with the withdrawal from certain pension plans.
(7)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2025 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

New Accounting Standards

New accounting standards that we have recently adopted, as well as those that have been recently issued but not yet adopted by us, are included in Note B “Summary of significant accounting policies” to our consolidated financial statements in this Annual Report.

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

We discuss our significant accounting policies in Note B “Summary of significant accounting policies” to our consolidated financial statements in this Annual Report. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from 2 to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2025.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2025, 2024 or 2023.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2025 or 2024, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2025 or 2024, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

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

We did not recognize any impairment losses related to our intangible assets during fiscal 2025, 2024 or 2023. For additional information regarding our intangible assets, see Note B “Summary of significant accounting policies” and Note G “Goodwill and intangible assets, net” to our consolidated financial statements in this Annual Report.

Accounting for risk management activities and derivative financial instruments

We enter into commodity forward, futures, swaps and options contracts involving propane to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of sales and operating expenses in the consolidated statements of operations or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of operations. For further discussion of derivative commodity and interest rate contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B “Summary of significant accounting policies,” Note M “Fair value measurements” and Note N “Derivative instruments and hedging activities” to our consolidated financial statements in this Annual Report. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Litigation accruals and environmental liabilities

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business as described in Note P “Contingencies and commitments” to our audited consolidated financial statements. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have one reporting unit for goodwill impairment testing purposes. As of July 31, 2025, this reporting unit contains goodwill that is subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of the reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting unit as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2025. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

Commodity price risk management

Our risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. Our risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets. Propane-related financial derivatives are designated as cash flow hedges.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2025 and 2024, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $12.4 million and $10.0 million as of July 31, 2025 and 2024, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest Rate Risk

At July 31, 2025, we had no variable rate indebtedness outstanding under our Credit Facility. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

ITEM 8.       FINANCIAL STATEMENTS.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of July 31, 2025.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2025, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2025.

During the most recent fiscal quarter ended July 31, 2025, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

During the quarter ended July 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of October 15, 2025. Officers are appointed to their respective office or offices either annually or as needed. Except for two directors designated by certain securityholders as described below, our directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	85	1984	N/A	Chairman of the Board of Directors

Tamria A. Zertuche	54	N/A	2019	Chief Executive Officer and President

Nicholas W. Heimer	37	N/A	2025	Corporate Controller (Principal Financial and Accounting Officer)

Brent J. Banwart	39	N/A	2025	Vice President of Human Resources and Information Technology

Allen G. Jones	45	N/A	2025	Vice President, General Counsel and Secretary

Pamela A. Breuckmann	49	2013	N/A	Director

Stephen M. Clifford	65	2015	N/A	Director

Joe Eby	53	2023	N/A	Director

Carney Hawks	51	2021	N/A	Director

Michael F. Morrissey	83	1999	N/A	Vice Chairman of the Board of Directors

Edward J. Newberry	63	2021	N/A	Director

Craig Snyder	44	2021	N/A	Director

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

Nicholas W. Heimer – Mr. Heimer assumed the principal financial officer responsibilities for the registrants effective May 2, 2025. He joined Ferrellgas as Corporate Controller in September 2024. Before joining Ferrellgas, he served as CFO for Marathon Ventures, Inc. for approximately three years, and prior to that, served as Corporate Controller at Wholestone Farms for approximately three years. Mr. Heimer earned a bachelor’s in accounting and finance from the University of Wisconsin – Eau Claire.

Brent J. Banwart - Mr. Banwart joined Ferrellgas in 2021 where he was employed as the Vice President of Human Resources. In 2024, he began to oversee the Information Technology organization in addition to Human Resources and advanced to the role of Vice President of Human Resources and Information Technology. Prior to joining Ferrellgas, Mr. Banwart served as a Human Resources Director at PepsiCo, where he was responsible for employee relations, talent acquisition, talent management, and other Human Resources functions for the multinational food, snack, and beverage company. Additionally, Mr. Banwart spent more than 11 years at Hormel Foods, where he held multiple roles in human resources and operations. Mr. Banwart earned his MBA from the University of Dubuque and his BA in Finance from the University of Iowa at the Henry B. Tippie College of Business.

Allen G. Jones – Mr. Jones has served as the Vice President, General Counsel and Secretary of Ferrellgas since October 2023. Prior to joining Ferrellgas, Mr. Jones served as general counsel, assistant general counsel, and in various other senior roles, including compliance officer, for publicly traded and privately held entities in the energy, building materials, and healthcare industries, including Clinical Reference Laboratory, Inc., Ash Grove Cement Company, and CVR Energy, Inc, CVR Refining, LP, and CVR Partners, LP. Mr. Jones has more than twenty years of legal experience including in the areas of mergers and acquisitions, corporate governance, securities, compliance, litigation, and regulatory matters. Mr. Jones received a Bachelor of Science in Business Administration from the University of Kansas and a Juris Doctor from the University of Kansas School of Law.

Pamela A. Breuckmann – Ms. Breuckmann was elected to the Board of Directors in 2013 and is a member of the Audit Committee, the Corporate Governance and Nominating Committee, the Mergers and Acquisitions Committee, and the Office of the Chair. In addition, during 2018, Ms. Breuckmann was appointed a co-plan administrator of the Ferrell Companies, Inc. Employee Stock Ownership Plan, by the Board of Directors of Ferrell Companies, Inc. Since 2011, Ms. Breuckmann has served as the President and since January 2015, Chief Executive Officer of Ferrell Capital, Inc., a company established in 1998 to manage the financial, business and personal affairs of the Ferrell family. Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, during 2018, Ms. Breuckmann became the President and member of the Board of Mosaic, LLC, the private family trust company for the Ferrell family, registered under the Banking regulations in the State of Tennessee. During 2009-2019, she was also the President and Chief Operating Officer of Samson Capital Management, LLC. This SEC registered investment advisory business specialized in managing Master Limited Partnership securities for investors. The blend of Ms. Breuckmann’s investment experience, accounting background and finance roles give her a unique perspective that serves the Board of Directors well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP. We consider Ms. Breuckmann to be a financial expert. Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting. She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.

Stephen M. Clifford – Mr. Clifford joined the Board of Directors in 2015 and is the chairman of the Corporate Governance and Nominating Committee and is a member of the Audit Committee. Mr. Clifford has served as Chief Executive Officer of PBI Gordon Companies, Inc. since October 2020 and as Chief Operating Officer since July 2018. Mr. Clifford retired from Ernst & Young in July 2015 after having served as the Managing Partner of Ernst & Young’s Kansas City, Missouri office from 1999 until his retirement. His career at Ernst & Young spanned a total of 32 years, including 19 years as an assurance partner. During his tenure as the Managing Partner, Mr. Clifford was also a member of the executive committee for Ernst & Young’s Midwest Area, which was responsible for nearly 4,500 professionals across the Midwest. In addition to his role as the Managing Partner, Mr. Clifford served as the coordinating partner responsible for external audit engagements for clients ranging from Fortune 500 public companies to high growth, private equity-backed companies. Mr. Clifford is the past Chairman of the Board for the Leukemia and Lymphoma Society, a former member of the Board of Directors and Chairman of the audit committee for the Archdiocese of Northeast Kansas, and the past Chairman of the Board for Cristo Rey High School of Kansas City. Mr. Clifford brings to the Board many years of leadership experience as a chief executive and assurance partner of a major accounting firm and extensive experience in developing and executing growth strategies, acquisitions, and capital transactions. We consider Mr. Clifford to be an audit committee financial expert. Mr. Clifford obtained his Bachelor of Science and Business Administration, Finance & Accounting degree from Texas Christian University.

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

Mr. Hawks currently serves on the Boards of AppLogic Networks and Cornerstone Chemical Company, where he acts as Chairman, as well as WW International, Inc., Invacare Holdings Corp. and GatesAir, Inc., where he is a Board member. Mr. Hawks also serves on the board of the Children’s Cardiomyopathy Foundation and is on the Advisory Board to the McIntire School of Commerce at the University of Virginia where he earned a Bachelor of Science in Commerce with Distinction.

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999, serves as Vice Chairman of the Board as of August 2024, chairs the Board’s Audit Committee, serves on the Board’s Compensation Committee and the Office of the Chair, and previously served on the Board’s Corporate Governance and Nominating Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. Throughout his tenure, Mr. Morrissey has served as a board member on the boards of directors of various companies.

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

Edward J. Newberry – Mr. Newberry was elected to the Board of Directors on September 13, 2021 and was appointed Chairman of the Compensation Committee, Chairman of the Mergers and Acquisitions Committee, and a member of the Corporate Governance and Nominating Committee, and the Office of the Chair. Mr. Newberry is the Global Managing Partner of the Public Policy Practice, Investigatory and Regulatory Solutions practice groups and is a member of the firm’s Executive Leadership Group at Squire Patton Boggs (US) LLP. Mr. Newberry is widely recognized as one of the leading lawyer-lobbyists in Washington DC. He was selected as one of the top 200 attorneys in the U.S. by Forbes and is ranked as a Leading Lawyer by The Legal 500, which has noted he “is one of the most talented lawyers in Washington,” as well as “an excellent strategic thinker and tactician.”

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

investorrelations@ferrellgas.com.

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

Insider Trading Policy

The Company has adopted a Policy Against Insider Trading, which governs the purchase, sale, or other disposition of the Company’s securities, and is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. This policy is applicable to our directors, officers, employees, and the Company itself. The Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Litigation Management Committee

The Litigation Management Committee was dissolved on October 9, 2025.

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

investorrelations@ferrellgas.com.

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

investorrelations@ferrellgas.com.

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

However, since the delisting of our common stock, to our knowledge, the officers and directors of our general partner and 10% beneficial owners of our Class A Units generally have continued to file the reports that would be required by Section 16(a) if the Class A Units were registered under Section 12 of the Exchange Act. To our knowledge, based solely on its review of the copies of such Section 16(a) forms and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2025 all Section 16(a) filing requirements that would have been applicable to the officers and directors of our general partner and beneficial owners of more than 10% of our Class A Units (if the Class A Units were registered under Section 12 of the Exchange Act) were met in a timely manner.

ITEM 11.   EXECUTIVE COMPENSATION.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2025. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on Ferrellgas Partners.

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2025 and the two most highly compensated executive officers other than the PEO serving on July 31, 2025 and one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer on July 31, 2025 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Named Executive Officers

Tamria A. Zertuche, Chief Executive Officer and President
Brent J. Banwart, Vice President of Human Resources and Information Technology
Allen G. Jones, Vice President, General Counsel and Secretary
Michael E. Cole, Former Chief Financial Officer (retired effective May 2, 2025)

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

Our compensation philosophy includes benchmarking executive positions using national market data from companies of similar revenue size to us. Data used to compare executive compensation is derived from the compensation survey data obtained from Mercer, LLC. (“Mercer”), a human resourcing consulting firm, using its United States Mercer Benchmark Database survey and the Radford Compensation Database survey provided by Aon. Data obtained was used to compare NEO’s current base salaries and total direct compensation. Mercer and Aon did not provide any formal consulting services.

Components of Named Executive Officer Compensation

During fiscal 2025, elements of compensation for our NEOs consisted of the following:

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

The amount of each NEO’s most recent salary during fiscal 2025 is displayed in the table below. The amount of salary paid to each NEO during fiscal 2025 is displayed in the “Salary” column of the Summary Compensation Table.

2025 Annual
Base Salary
Named Executive Officer	($)
Tamria A. Zertuche	825,000
Brent J. Banwart	407,000
Allen G. Jones	385,000
Michael E. Cole	525,000

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

Equity-based Incentive Compensation Plans

We have an equity-based incentive compensation plan, the Ferrell Companies Incentive Compensation Plan (the “ICP”), in which our NEOs are permitted to participate. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other equity-linked incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. Options granted under the ICP vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire ten years from the date of issuance. Awards granted to NEOs must also be approved by the Compensation Committee. No stock option awards, SARs, performance shares or other incentives payable in cash or in stock were granted under the ICP to NEOs in fiscal 2025 or 2024.

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

Long Term Cash Incentive Plan

The Ferrellgas, Inc. Long Term Cash Incentive Plan (the “LTIP”), is a cash-based program provided to employees in critical positions, including NEOs. Participation in the LTIP is at the discretion of the Board. Target LTIP payouts are established by the Board as a dollar amount using compensation survey data. LTIP incentive payments are based on achievement of company adjusted EBITDA. Payments will only be made at the end of a three-year performance-cycle and there will be no more than three overlapping plans running concurrent at one time. Ferrellgas, Inc. must meet adjusted EBITDA targets to trigger incentive payouts. The Board has the sole discretion over the LTIP plan which includes making changes to design, payout amount, payment timing, suspension, or termination. No LTIP incentive payments have been made since inception of the LTIP in fiscal 2023.

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

This non-qualified plan is available to all employees who have been designated as “Highly Compensated” as defined in the Internal Revenue Code. NEOs are allowed to make, subject to Internal Revenue Code limitations, pre-tax contributions to the SSP of up to 25% of their eligible compensation. We provide a 50% matching contribution of the first 8% of all eligible contributions made to the SSP and the above 401(k) Plan combined. Employee contributions are 100% vested, while our matching contributions vest ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are similar to the investment options offered under the 401(k) Plan.

Summary Compensation Table

The following table sets forth the compensation of our NEOs for the last two fiscal years:

				Non-Equity
				Incentive Plan	All Other
		Salary	Bonus	Compensation	Compensation	Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)	($)
James E. Ferrell (1)	2024	830,500	—	1,398,125	200,000	2,428,625
Chairman of the Board of Directors
Tamria A. Zertuche	2025	825,000	—	—	22,405	847,405
Chief Executive Officer and President	2024	819,271	—	775,789	19,673	1,614,733
Brent J. Banwart	2025	406,827	56,844	—	14,486	478,157
Vice President of Human Resources and Information Technology
Allen G. Jones	2025	370,000	56,458	—	12,954	439,412
Vice President, General Counsel and Secretary
Michael E. Cole (2)	2025	424,039	98,438	—	9,135	531,612
Former Chief Financial Officer	2024	525,000	—	—	14,834	539,834
(1)	Mr. Ferrell was appointed by the Board of Directors as Executive Chairman effective August 1, 2023. On July 28, 2023, Mr. Ferrell signed an executive chairman agreement for a one-year term, which ended on July 31, 2024. Effective August 5, 2024. Mr. Ferrell was appointed by the Board of Directors as Chairman of the Board as a non-employee director.
(2)	Mr. Cole retired effective May 2, 2025.

The “All Other Compensation” column of the Summary Compensation Table above consisted of the following:

		ESOP	401(k) Plan		Total All Other
		Allocations	Match	Other	Compensation
Name	Fiscal Year	($)	($)	($)	($)
James E. Ferrell (1)	2024	—	—	200,000	200,000
Tamria A. Zertuche	2025	5,672	11,500	5,233	22,405
	2024	4,917	12,290	2,466	19,673
Brent J. Banwart	2025	5,672	8,764	50	14,486
Allen G. Jones	2025	—	11,944	1,010	12,954
Michael E. Cole	2025	2,330	6,755	50	9,135
	2024	—	14,784	50	14,834
(1)	Mr. Ferrell received $200,000 of fees paid in cash in respect of his service on the Board during fiscal 2024.

Potential Payments Upon Termination or Change in Control

During fiscal 2025, an Executive Employment Agreement was in effect obligating us to make payments to Ms. Zertuche if her employment was terminated by the general partner without cause or if she parted with the general partner under certain circumstances that qualified as “good reason” under the Executive Employment Agreement. In those scenarios, she was entitled to receive: (i) certain accrued obligations; (ii) a lump sum payment of any amounts remaining under the Executive Employment Agreement; and (iii) subject to Ms. Zertuche’s election of and qualification for continuation coverage, for a period of 12 consecutive months following termination of employment, premium costs for certain insurance benefits in the monthly amount the general partner was paying toward Ms. Zertuche’s general partner-provided group health plan insurance coverage immediately prior to her cessation of employment. The Executive Employment Agreement is effective for the period August 1, 2023 through July 31, 2026.

Under the Phantom Plan described below under “Non-Employee Director Phantom Unit Plan,” if a change in control of Ferrell Companies occurred on July 31, 2025, the last business day of fiscal 2025, each non-employee director participating in the Phantom Plan would have been entitled to receive the fair value of outstanding vested Phantom Plan awards as of such date. Pursuant to the terms of the Phantom Plan, unvested awards may be automatically vested at the discretion of the Board’s Compensation Committee. As of July 31, 2025, no awards were vested and, accordingly, no payment thereunder would have been due to any of our non-employee directors participating in the Phantom Plan.

Additionally, there was the ICP described above under “Equity-based Incentive Compensation Plan” and had a change in control of Ferrell Companies occurred on July 31, 2025, the last business day of fiscal 2025, all SARs issued under the ICP were valued at zero and, accordingly, no payment thereunder would have been due to any of our NEOs.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees, Phantom Unit awards, and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2025 was $125,000 per year. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member. The Chairman of the Audit Committee received an additional $25,000. The respective Chairman of the Compensation Committee, Corporate Governance and Nominating Committee, Mergers and Acquisitions Committee, and Litigation Management Committee each received an additional $15,000. The members of the Office of the Chair each received an additional $15,000. The Litigation Management Committee was dissolved on October 9, 2025.

Our Chief Executive Officer formulates preliminary annual director fee, phantom award and SAR award recommendations for each Board member. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, publicly available board of director compensation data within our industry is reviewed to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package. No SAR awards were granted to our non-employee directors during fiscal 2025.

Non-Employee Director Phantom Unit Plan

The Board adopted the 2025 Non-Employee Director Phantom Unit Plan (the “Phantom Plan”) in June 2025. Under the terms of the Phantom Plan, the Board’s Compensation Committee may grant Phantom Unit awards annually to non-employee Directors for the right to receive cash compensation equal to the fair market value of the Company’s Class A units once vested, subject to any maximum payment value the Compensation Committee may set. See Note Q “Unit-Based Compensation” in the notes to our consolidated financial statements included in this Annual Report for more information.

The following table sets forth the compensation of our non-employee directors for fiscal 2025.

	Fees Paid in	Option	Phantom Unit	All Other	Total
Name	Cash ($)	Awards ($)	Awards ($) (1)	Compensation ($)	($)
James E. Ferrell	200,000	—	138,797	—	338,797
Michael F. Morrissey (2)	170,625	—	124,986	—	295,611
Pamela A. Breuckmann (3)	136,250	—	124,986	—	261,236
Stephen M. Clifford (4)	139,063	—	124,986	—	264,049
Carney Hawks	125,000	—	124,986	—	249,986
Craig Snyder (5)	125,000	—	—	—	125,000
Edward J. Newberry	164,376	—	124,986	—	289,362
Joe Eby	125,000	—	124,986	—	249,986
(1)	Each director, with the exception of Mr. Snyder, received an award of 12,729 phantom units with a grant date fair value based on the respective closing price of the Company’s Class A units for the ten trading days preceding the grant date. The grant date was July 1, 2025 at a fair value of $9.82 for all participating directors, except for Mr. Ferrell’s grant which was July 21, 2025 at a fair value of $10.90.
(2)	At July 31, 2025, this director had 9,750 SAR awards outstanding.
(3)	At July 31, 2025, this director had 16,500 SAR awards outstanding.
(4)	At July 31, 2025, this director had 50,000 SAR awards outstanding.
(5)	Pursuant to an agreement between Ares Management LLC and Mr. Snyder, his compensation as a director was paid to Ares Management LLC. Mr. Snyder is currently employed by and receives compensation from an affiliate to Ares Management LLC. Ares Management LLC elected to forgo Mr. Snyder’s phantom unit award.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of October 15, 2025, regarding the beneficial ownership of our Class A Units by:

●	persons that own more than 5% of our Class A Units;
●	persons that are directors, nominees or named executive officers of our general partner; and
●	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our Class A Units.

Ferrellgas Partners, L.P.

		Units	Percentage
Title of class	Name and address of beneficial owner (1)	beneficially owned	of class
Class A Units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	1,138,812	23.4
	James E. Ferrell	238,172	4.9
	Tamria A. Zertuche	—	*
	Brent J. Banwart	—	*
	Allen G. Jones	—	*
	Michael F. Morrissey	1,500	*
	Stephen M. Clifford	4,850	*
	Pamela A. Breuckmann	2,095	*
	Carney Hawks	61,524	1.3
	Edward J. Newberry	25,124	*
	Craig Snyder	—	*
	Joe Eby	—	*
	All Directors and Executive Officers as a Group in fiscal 2025	333,265	6.9
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is: One Liberty Plaza, Liberty, Missouri 64068.

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

The Class A Units beneficially owned by the Trust at October 15, 2025 include 1,126,468 Class A Units owned by Ferrell Companies which is 100% owned by the Trust, 9,784 Class A Units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 2,560 Class A Units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $356.6 million for fiscal 2025, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party Class A Unitholder information consisted of the following:

		Distributions
	Class A Unit	(in thousands)
	ownership at	paid during the year ended
	July 31, 2025	July 31, 2025
Ferrell Companies (1)	1,126,468	$—
James E. Ferrell (2)	238,172	—
FCI Trading Corp. (3)	9,784	—
Ferrell Propane, Inc. (4)	2,560	—
(1)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 23.4%.
(2)	James E. Ferrell was the Executive Chairman of the Board of Directors of our general partner in fiscal 2024. Effective August 5, 2024, he was appointed to serve as Chairman of our general partner and the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane, Inc. is controlled by the general partner and thus a related party.

During fiscal 2025, neither Ferrellgas Partners nor the operating partnership paid any distributions to the general partner.

Mr. Snyder is a Partner, Co-Head of Opportunistic Credit and Co-Portfolio Manager of Special Opportunities in the Ares Credit Group (“Ares”). Pursuant to the Investment Agreement, certain affiliated funds, investment vehicles and/or managed accounts of Ares severally purchased an aggregate of $246.0 million of Preferred Units on March 30, 2021.

Mr. Newberry is the Global Managing Partner of the Public Policy Practice, Investigatory and Regulatory Solutions practice groups at Squire Patton Boggs (US) LLP, which serves as outside counsel for various Ferrellgas matters. Ferrellgas paid aggregate fees of $3.0 million and $2.8 million, respectively, to Squire Patton Boggs (US) LLP for legal services rendered to Ferrellgas and its affiliates during fiscal 2025 and 2024, respectively.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2025 and 2024 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2025	2024
Audit fees (1)	$1,375	$1,340
Audit-related fees (2)	93	424
Tax fees (3)	7	—
All other fees (4)	—	—
Total	$1,475	$1,764
(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to accounting consultations, consents, comfort letters and assistance with and review of documents filed with the SEC.
(2)	Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of financial accounting and reporting consultations not classified as audit fees, due diligence related to mergers and acquisitions and audits of our benefit plans.
(3)	Tax fees, represent fees for professional tax services provided by Grant Thornton.
(4)	All other fees, which there were none in fiscal 2025 and 2024, represent the aggregate fees billed for products and services provided by Grant Thornton, other than Audit fees, Audit-related fees and Tax fees.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2025 and 2024, respectively, prior to the commencement of such services. See “Item 10. Directors, Executive Officers and Corporate Governance–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

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

10.3

Second Amendment to Credit Agreement, dated as of May 23, 2023, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 24, 2023.

10.4

Third Amendment to Credit Agreement, dated as of May 23, 2023, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 24, 2023.

10.5

Fourth Amendment to Credit Agreement, dated as of July 2, 2024, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 9, 2024.

	10.6

Fifth Amendment to Credit Agreement, dated as of December 5, 2024, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain lenders and issuing lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 10, 2024.

	10.7

Sixth Amendment to Credit Agreement, dated as of January 15, 2025, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain lenders and issuing lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 17, 2025.

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

#	10.11	Ferrellgas, Inc. Short Term Incentive Plan, effective August 1, 2020. Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed October 15, 2021.

#	10.12	Ferrellgas, Inc. Long-term Cash Incentive Plan, effective August 1, 2022. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed December 9, 2022.

#*	10.13	Ferrellgas, Inc. 2025 Non-Employee Director Phantom Unit Plan.

#	10.14

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

#	10.16

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

˄	10.19	Confidential Settlement Agreement and Mutual Release. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed March 7, 2025.

#	10.20

Executive Chairman Agreement, effective as of August 1, 2023, by and between Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed September 29, 2023.

#	10.21

Executive Employment Agreement, effective as of August 1, 2023, by and between Ferrellgas, Inc. and Tamria A. Zertuche. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed September 29, 2023.

*	19.1	Policy Against Insider Trading of Ferrellgas, Inc., as the general partner of Ferrellgas Partners, L.P.

*	21.1	List of subsidiaries.

*	23.1

Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2025.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a 14(a) or Rule 15d 14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	101.INS	Inline XBRL Instance Document.

*	101.SCH	XBRL Taxonomy Extension Schema Document.

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

#      Management contracts or compensatory plans.

˄	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: October 15, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tamria A. Zertuche	Chief Executive Officer and President	10/15/2025
Tamria A. Zertuche	(Principal Executive Officer)
/s/ James E. Ferrell	Chairman of the Board of Directors	10/15/2025
James E. Ferrell

/s/ Nicholas W. Heimer	Corporate Controller	10/15/2025
Nicholas W. Heimer	(Principal Financial and Accounting Officer)

/s/ Pamela A. Breuckmann	Director	10/15/2025
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	10/15/2025
Stephen M. Clifford

/s/ Joe Eby	Director	10/15/2025
Joe Eby

/s/ J. Carney Hawks	Director	10/15/2025
J. Carney Hawks

/s/ Michael F. Morrissey	Vice Chairman of the Board of Directors	10/15/2025
Michael F. Morrissey

/s/ Edward J. Newberry	Director	10/15/2025
Edward J. Newberry

/s/ Craig Snyder	Director	10/15/2025
Craig Snyder

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: October 15, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tamria A. Zertuche Tamria A. Zertuche	Chief Executive Officer and President (Principal Executive Officer)	10/15/2025

/s/ James E. Ferrell	Chairman of the Board of Directors	10/15/2025
James E. Ferrell

/s/ Nicholas W. Heimer	Corporate Controller	10/15/2025
Nicholas W. Heimer	(Principal Financial and Accounting Officer)

/s/ Pamela A. Breuckmann	Director	10/15/2025
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	10/15/2025
Stephen M. Clifford

/s/ Joe Eby	Director	10/15/2025
Joe Eby

/s/ J. Carney Hawks	Director	10/15/2025
J. Carney Hawks

/s/ Michael F. Morrissey	Vice Chairman of the Board of Directors	10/15/2025
Michael F. Morrissey

/s/ Edward J. Newberry	Director	10/15/2025
Edward J. Newberry

/s/ Craig Snyder	Director	10/15/2025
Craig Snyder

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date: October 15, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamria A. Zertuche	Chief Executive Officer and President	10/15/2025
Tamria A. Zertuche	(Principal Executive Officer)

/s/ Nicholas W. Heimer	Corporate Controller	10/15/2025
Nicholas W. Heimer	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date: October 15, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamria A. Zertuche	Chief Executive Officer and President	10/15/2025
Tamria A. Zertuche	(Principal Executive Officer)

/s/ Nicholas W. Heimer	Corporate Controller	10/15/2025
Nicholas W. Heimer	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (a Delaware limited partnership) (the “Partnership”) as of July 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, deficit, and cash flows for each of the three years in the period ended July 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Kansas City, Missouri

October 15, 2025

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $10,678 of restricted cash at July 31, 2024)	$96,883	$124,160
Accounts and notes receivable, net	127,510	120,627
Inventories	87,807	96,032
Prepaid expenses and other current assets	30,471	34,383
Total current assets	342,671	375,202

Property, plant and equipment, net	602,692	604,954
Goodwill, net	257,155	257,006
Intangible assets (net of accumulated amortization of $366,817 and $358,895 at July 31, 2025 and 2024, respectively)	106,451	112,155
Operating lease right-of-use assets	39,045	47,620
Other assets, net	68,702	61,813
Total assets	$1,416,716	$1,458,750

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,083	$33,829
Current portion of long-term debt	652,178	2,510
Current operating lease liabilities	16,082	22,448
Other current liabilities	215,154	184,021
Total current liabilities	914,497	242,808

Long-term debt	815,462	1,461,008
Operating lease liabilities	24,079	26,006
Other liabilities	40,457	27,267
Contingencies and commitments (Note P)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2025 and 2024)	651,349	651,349

Equity (Deficit):
Limited partner unitholders
Class A (4,857,605 units outstanding at July 31, 2025 and 2024)	(1,332,704)	(1,256,946)
Class B (1,300,000 units outstanding at July 31, 2025 and 2024)	383,012	383,012
General partner unitholder (49,496 units outstanding at July 31, 2025 and 2024)	(70,845)	(70,080)
Accumulated other comprehensive (loss) income	(95)	2,025
Total Ferrellgas Partners, L.P. deficit	(1,020,632)	(941,989)
Noncontrolling interest	(8,496)	(7,699)
Total deficit	(1,029,128)	(949,688)
Total liabilities, mezzanine and deficit	$1,416,716	$1,458,750

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended July 31,
	2025	2024	2023
Revenues:
Propane and other gas liquids sales	$1,828,093	$1,731,439	$1,916,892
Other	110,244	105,677	109,573
Total revenues	1,938,337	1,837,116	2,026,465

Costs and expenses:
Cost of sales - propane and other gas liquids sales	902,072	841,490	1,003,357
Cost of sales - other	13,449	12,481	15,913
Operating expense - personnel, vehicle, plant and other (1)	630,834	601,602	577,520
Operating expense - equipment lease expense	18,720	21,585	23,252
Depreciation and amortization expense	98,426	98,471	93,370
General and administrative expense (2)	178,617	50,339	70,738
Non-cash employee stock ownership plan compensation charge	3,143	3,234	2,935
Loss on asset sales and disposals	2,957	2,819	5,691

Operating income	90,119	205,095	233,689

Interest expense	(108,064)	(98,223)	(97,712)
Other income, net	2,944	4,491	2,625

(Loss) earnings before income taxes	(15,001)	111,363	138,602

Income tax expense	1,372	686	981

Net (loss) earnings	(16,373)	110,677	137,621

Net (loss) earnings attributable to noncontrolling interest	(807)	461	740

Net (loss) earnings attributable to Ferrellgas Partners, L.P.	$(15,566)	$110,216	$136,881

Class A unitholders’ interest in net (loss) earnings (Note S)	$(79,479)	$(55,660)	$10,171

Basic and diluted net (loss) earnings per Class A Unit (Note S)	$(16.36)	$(11.46)	$2.09
(1)	Includes $310.0 million, $316.1 million, and $310.7 million for the years ended July 31, 2025, 2024 and 2023, respectively, of compensation and benefits expense paid to employees of the general partner.
(2)	Includes $46.6 million, $35.4 million, and $32.2 million for the years ended July 31, 2025, 2024 and 2023, respectively, of compensation and benefits expense paid to employees of the general partner.

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	For the year ended July 31,
	2025	2024	2023
Net (loss) earnings	$(16,373)	$110,677	$137,621
Other comprehensive (loss) income:
Change in value of risk management derivatives	6,258	3,448	(48,034)
Reclassification of (gains) losses on derivatives to earnings, net	(8,400)	(2,472)	10,810
Other comprehensive (loss) income:	(2,142)	976	(37,224)
Comprehensive (loss) income	(18,515)	111,653	100,397
Comprehensive loss (income) attributable to noncontrolling interest	829	(471)	(364)
Comprehensive (loss) income attributable to Ferrellgas Partners, L.P.	$(17,686)	$111,182	$100,033

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2022	4,857.6	1,300.0	49.5	$(1,229,823)	$383,012	$(71,320)	$37,907	$(880,224)	$(7,587)	$(887,811)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	2,876	—	29	—	2,905	30	2,935
Distributions to Class B unitholders	—	—	—	—	(49,998)	—	—	(49,998)	—	(49,998)
Net earnings allocated to Class B units	—	—	—	(49,998)	49,998	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(63,671)	—	(643)	—	(64,314)	—	(64,314)
Net earnings	—	—	—	135,513	—	1,368	—	136,881	740	137,621
Other comprehensive loss	—	—	—	—	—	—	(36,848)	(36,848)	(376)	(37,224)
Balance at July 31, 2023	4,857.6	1,300.0	49.5	(1,205,103)	383,012	(70,566)	1,059	(891,598)	(7,193)	(898,791)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	3,169	—	32	—	3,201	33	3,234
Distributions	—	—	—	—	—	—	—	—	(1,010)	(1,010)
Distributions to Class B unitholders	—	—	—	—	(99,996)	—	—	(99,996)	—	(99,996)
Net earnings allocated to Class B units	—	—	—	(99,996)	99,996	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(64,130)	—	(648)	—	(64,778)	—	(64,778)
Net earnings	—	—	—	109,114	—	1,102	—	110,216	461	110,677
Other comprehensive income	—	—	—	—	—	—	966	966	10	976
Balance at July 31, 2024	4,857.6	1,300.0	49.5	(1,256,946)	383,012	(70,080)	2,025	(941,989)	(7,699)	(949,688)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	3,080	—	31	—	3,111	32	3,143
Net earnings allocated to preferred units	—	—	—	(63,427)	—	(641)	—	(64,068)	—	(64,068)
Net loss	—	—	—	(15,411)	—	(155)	—	(15,566)	(807)	(16,373)
Other comprehensive loss	—	—	—	—	—	—	(2,120)	(2,120)	(22)	(2,142)
Balance at July 31, 2025	4,857.6	1,300.0	49.5	$(1,332,704)	$383,012	$(70,845)	$(95)	(1,020,632)	$(8,496)	$(1,029,128)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(16,373)	$110,677	$137,621
Reconciliation of net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	98,426	98,471	93,370
Non-cash employee stock ownership plan compensation charge	3,143	3,234	2,935
Loss on asset sales and disposals	2,957	2,819	5,691
Provision for expected credit losses	4,331	1,518	1,228
Other	12,943	8,754	8,119
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(11,214)	37,234	(10,212)
Inventories	8,225	2,072	17,083
Prepaid expenses and other current assets	2,739	(1,683)	1,630
Accounts payable	(2,472)	(2,454)	(22,551)
Accrued interest expense	(1,074)	381	(692)
Other current liabilities	20,925	(14,376)	(21,619)
Other assets and liabilities	13,793	(1,077)	(345)
Net cash provided by operating activities	136,349	245,570	212,258

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,756)	(16,499)	(24,123)
Capital expenditures	(80,004)	(70,856)	(88,915)
Proceeds from sale of assets	2,958	2,310	2,264
Net cash used in investing activities	(80,802)	(85,045)	(110,774)

Cash flows from financing activities:
Distributions to Ferrellgas, Inc.	—	(1,010)	—
Preferred unit distributions	(64,257)	(64,719)	(64,368)
Distributions to Class B unitholders	—	(99,996)	(49,998)
Payments on long-term debt	(2,515)	(2,592)	(1,836)
Proceeds from short-term borrowings	10,000	—	45,000
Repayments of short-term borrowings	(10,000)	—	(45,000)
Cash paid for financing costs	(8,678)	(2,385)	—
Cash payments for principal portion of lease liability	(11,320)	(5,363)	(6,672)
Other, net	3,946	2,353	—
Net cash used in financing activities	(82,824)	(173,712)	(122,874)

Net change in cash, cash equivalents and restricted cash	(27,277)	(13,187)	(21,390)
Cash, cash equivalents and restricted cash - beginning of period	124,160	137,347	158,737
Cash, cash equivalents and restricted cash - end of period	$96,883	$124,160	$137,347

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, partners’ deficit, and cash flows for each of the three years in the period ended July 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Kansas City, Missouri

October 15, 2025

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $10,678 of restricted cash at July 31, 2024)	$96,582	$123,732
Accounts and notes receivable, net	127,510	120,627
Inventories	87,807	96,032
Prepaid expenses and other current assets	30,389	34,363
Total current assets	342,288	374,754

Property, plant and equipment, net	602,692	604,954
Goodwill, net	257,155	257,006
Intangible assets (net of accumulated amortization of $366,817 and $358,895 at July 31, 2025 and 2024, respectively)	106,451	112,155
Operating lease right-of-use assets	39,045	47,620
Other assets, net	68,702	61,813
Total assets	$1,416,333	$1,458,302

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$31,083	$33,829
Current portion of long-term debt	652,178	2,510
Current operating lease liabilities	16,082	22,448
Other current liabilities	214,562	183,896
Total current liabilities	913,905	242,683

Long-term debt	815,462	1,461,008
Operating lease liabilities	24,079	26,006
Other liabilities	40,457	27,267
Contingencies and commitments (Note P)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2025 and 2024)	651,349	651,349

Deficit:
Limited partners	(1,020,328)	(944,337)
General partner	(8,508)	(7,733)
Accumulated other comprehensive (loss) income	(83)	2,059
Total deficit	(1,028,919)	(950,011)
Total liabilities, mezzanine and deficit	$1,416,333	$1,458,302

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2025	2024	2023
Revenues:
Propane and other gas liquids sales	$1,828,093	$1,731,439	$1,916,892
Other	110,244	105,677	109,573
Total revenues	1,938,337	1,837,116	2,026,465

Costs and expenses:
Cost of sales - propane and other gas liquids sales	902,072	841,490	1,003,357
Cost of sales - other	13,449	12,481	15,913
Operating expense - personnel, vehicle, plant and other (1)	630,834	601,602	577,520
Operating expense - equipment lease expense	18,720	21,585	23,252
Depreciation and amortization expense	98,426	98,471	93,370
General and administrative expense (2)	178,124	50,327	70,649
Non-cash employee stock ownership plan compensation charge	3,143	3,234	2,935
Loss on asset sales and disposals	2,957	2,819	5,691

Operating income	90,612	205,107	233,778

Interest expense	(108,064)	(98,223)	(97,712)
Other income, net	2,929	4,168	2,488

(Loss) earnings before income taxes	(14,523)	111,052	138,554

Income tax expense	1,318	634	976

Net (loss) earnings	$(15,841)	$110,418	$137,578
(1)	Includes $310.0 million, $316.1 million, and $310.7 million for the years ended July 31, 2025, 2024 and 2023, respectively, of compensation and benefits expense paid to employees of the general partner.
(2)	Includes $46.6 million, $35.4 million, and $32.2 million for the years ended July 31, 2025, 2024 and 2023, respectively, of compensation and benefits expense paid to employees of the general partner.

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	For the year ended July 31,
	2025	2024	2023
Net (loss) earnings	$(15,841)	$110,418	$137,578
Other comprehensive (loss) income:
Change in value of risk management derivatives	6,258	3,448	(48,034)
Reclassification of (gains) losses on derivatives to earnings, net	(8,400)	(2,472)	10,810
Other comprehensive (loss) income:	(2,142)	976	(37,224)
Comprehensive (loss) income	$(17,983)	$111,394	$100,354

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2022	$(918,146)	$(7,987)	$38,307	$(887,826)
Contributions in connection with non-cash ESOP compensation charges	2,905	30	—	2,935
Distributions	(50,000)	—	—	(50,000)
Net earnings allocated to preferred units	(64,314)	—	—	(64,314)
Net earnings	136,838	740	—	137,578
Other comprehensive loss	—	—	(37,224)	(37,224)
Balance at July 31, 2023	(892,717)	(7,217)	1,083	(898,851)
Contributions in connection with non-cash ESOP compensation charges	3,201	33	—	3,234
Distributions	(100,000)	(1,010)	—	(101,010)
Net earnings allocated to preferred units	(64,778)	—	—	(64,778)
Net earnings	109,957	461	—	110,418
Other comprehensive income	—	—	976	976
Balance at July 31, 2024	(944,337)	(7,733)	2,059	(950,011)
Contributions in connection with non-cash ESOP compensation charges	3,111	32	—	3,143
Net earnings allocated to preferred units	(64,068)	—	—	(64,068)
Net loss	(15,034)	(807)	—	(15,841)
Other comprehensive loss	—	—	(2,142)	(2,142)
Balance at July 31, 2025	$(1,020,328)	$(8,508)	$(83)	$(1,028,919)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(15,841)	$110,418	$137,578
Reconciliation of net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	98,426	98,471	93,370
Non-cash employee stock ownership plan compensation charge	3,143	3,234	2,935
Loss on asset sales and disposals	2,957	2,819	5,691
Provision for expected credit losses	4,331	1,518	1,228
Other	12,943	8,754	8,120
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable	(11,214)	37,234	(10,212)
Inventories	8,225	2,072	17,083
Prepaid expenses and other current assets	2,801	(1,685)	1,631
Accounts payable	(2,472)	(2,454)	(22,551)
Accrued interest expense	(1,074)	381	(692)
Other current liabilities	20,458	(14,437)	(21,406)
Other assets and liabilities	13,793	(1,077)	(346)
Net cash provided by operating activities	136,476	245,248	212,429

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,756)	(16,499)	(24,123)
Capital expenditures	(80,004)	(70,856)	(88,915)
Proceeds from sale of assets	2,958	2,310	2,264
Net cash used in investing activities	(80,802)	(85,045)	(110,774)

Cash flows from financing activities:
Distributions to Ferrellgas, Inc.	—	(1,010)	—
Preferred unit distributions	(64,257)	(64,719)	(64,368)
Distributions to Ferrellgas Partners	—	(100,000)	(50,000)
Payments on long-term debt	(2,515)	(2,592)	(1,836)
Proceeds from short-term borrowings	10,000	—	45,000
Repayments of short-term borrowings	(10,000)	—	(45,000)
Cash paid for principal portion of finance lease liability	(11,320)	(5,363)	(6,672)
Cash paid for financing costs	(8,678)	(2,385)	—
Other, net	3,946	2,353	—
Net cash used in financing activities	(82,824)	(173,716)	(122,876)

Net change in cash, cash equivalents and restricted cash	(27,150)	(13,513)	(21,221)
Cash, cash equivalents and restricted cash - beginning of period	123,732	137,245	158,466
Cash, cash equivalents and restricted cash - end of period	$96,582	$123,732	$137,245

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of July 31, 2025, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Certain prior year amounts have been reclassified to conform to the current-year presentation.

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

(7)   Goodwill

Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment annually during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has one reporting unit for goodwill impairment testing purposes. As of July 31, 2025, this reporting unit contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of the reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit as of the date of the evaluation on a specific identification basis. To the extent the reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2025 and did not incur an impairment loss. The estimated fair value of the reporting unit exceeded its carrying value by approximately 189% in fiscal 2025.

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

Ferrellgas’ risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas’ positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas’ gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. The propane-related financial derivatives are designated as cash flow hedges.

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

(16) Unit-based compensation

The Company’s Board of Directors adopted the Ferrellgas, Inc. 2025 Non-Employee Director Phantom Unit Plan (the “Phantom Plan”) effective in June 2025, which awards equity-based incentives to our non-employee directors. Phantom unit awards are linked to the value of our Class A units on the date of grant and once vested, are settled in cash and paid on the first to occur of (i) termination of service without cause, (ii) a change of control, or (iii) on the third anniversary of the grant date.

Phantom units are accounted for as liability-based awards in accordance with the provisions of ASC 718, Compensation – Stock Compensation. Compensation expense is initially based on the fair value of the award on the grant date. The liability is remeasured and adjusted at the end of each reporting period until settled. Compensation expense is recognized ratably over the vesting period. See Note Q “Unit-Based Compensation” for more information. Compensation expense previously recognized is adjusted for any forfeited awards in the period of forfeiture.

(17) Income taxes

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2025	2024	2023
Current expense	$1,369	$689	$984
Deferred expense (benefit)	3	(3)	(3)
Income tax expense	$1,372	$686	$981

Deferred taxes consisted of the following:

	July 31,
	2025	2024
Deferred tax assets (included in Other assets, net)	$11	$4
Deferred tax liabilities (included in Other liabilities)	(7)	(3)
Net deferred tax asset	$4	$1

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2025	2024	2023
Current expense	$1,315	$637	$979
Deferred expense (benefit)	3	(3)	(3)
Income tax expense	$1,318	$634	$976

Deferred taxes consisted of the following:

	July 31,
	2025	2024
Deferred tax assets (included in Other assets, net)	$11	$4
Deferred tax liabilities (included in Other liabilities)	(7)	(3)
Net deferred tax asset	$4	$1

(18) Sales taxes

Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(19) Net (loss) earnings per Class A Unitholders’ interest

Net (loss) earnings per Class A unitholders’ interest for Ferrellgas Partners is computed by dividing “Net (loss) earnings attributable to Ferrellgas Partners, L.P.,” after deducting for distributions to preferred unitholders and Class B unitholders, the allocation of undistributed net earnings to Class B units, and the general partner’s approximate 1% interest, by the weighted average number of outstanding Class A Units and the dilutive effect, if any, of outstanding unit options. See Note S “Net (loss) earnings per Class A Unitholders’ interest” for further discussion about these calculations.

(20) Loss contingencies

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

(21) Class B Units Valuation

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

(22) New accounting standards

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve segment disclosures, primarily through enhanced disclosures for significant segment expenses. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The Update is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in our Form 10-K for the year ended July 31, 2025. The adoption of this guidance impacted our disclosures only and did not have a material impact. See Note T “Segment Reporting” for more information.

Recently issued accounting pronouncements not yet adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduces a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses on current accounts receivable and current contract assets under ASC Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective prospectively for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact ASU 2025-05 will have on its financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which clarifies and modernizes the guidance to reflect the evolution of software development from a sequential to an agile development method. ASU 2025-06 removes all references to project stages to reflect this change in software development and requires capitalization of software costs to begin when management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the intended function. The amendments do not change what internal-use software costs can be capitalized or when such capitalization ceases. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be adopted either prospectively, using a modified transition approach, or retrospectively. The Company is currently evaluating the impact ASU 2025-06 will have on its financial statements and disclosures.

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

Propane operations and related equipment sales

In addition to a $0.2 million measurement period adjustment related to Eastern Sierra Propane, Ferrellgas acquired propane distribution assets of one independent distributor, with a value of $4.2 million in the following transaction during fiscal 2025:

●	Kilhoffer Propane Co., based in Oklahoma, acquired in October 2024.

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

During fiscal 2023, Ferrellgas acquired propane distribution assets, primarily of four independent distributors, with an aggregate value of $27.6 million in the following transactions:

●	Brown’s Gas, based in California, acquired in August 2022;
●	Dubben Gas Service, based in New York, acquired in October 2022;
●	Rez-Bear Propane, based in New York, acquired in November 2022; and
●	Apollo Propane, Inc., based in Ohio, acquired in March 2023.

These acquisitions were funded as follows on their dates of acquisition, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2025	2024	2023
Cash payments, net of cash acquired	$3,756	$16,499	$24,123
Issuance of liabilities and other costs and considerations	635	1,585	3,435
Aggregate fair value of transactions	$4,391	$18,084	$27,558

The aggregate fair values, for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2025	2024	2023
Customer tanks, buildings, land and other	$2,024	$3,263	$10,027
Goodwill	149	—	—
Customer lists	1,828	14,564	15,938
Non-compete agreements	390	257	1,593
Aggregate fair value of net assets acquired	$4,391	$18,084	$27,558

The estimated fair values and useful lives of assets acquired during fiscal 2025 are based on an internal valuation, and we do not anticipate any further adjustments. The estimated fair values and useful lives of assets acquired during fiscal 2024 are based on internal valuations and included only minor adjustments during the 12-month period after the date of acquisition. Due to the immateriality of these adjustments, Ferrellgas did not retrospectively adjust the consolidated statements of operations for those measurement period adjustments.

Dispositions

We incurred a loss on asset sales and disposals of $3.0 million, $2.8 million and $5.7 million in fiscal 2025, 2024 and 2023, respectively.

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

The operating partnership

Reserves may be established in order to provide for the proper conduct of the operating partnership’s business, to comply with contractual obligations and restrictions, including the restrictions on distributions in the indentures governing the $650.0 million aggregate principal amount of 5.375% senior notes due April 1, 2026 (the “2026 Notes”) and the $825.0 million aggregate principal amount of 5.875% senior notes due April 1, 2029 (the “2029 Notes”), the credit agreement dated March 30, 2021, as amended from time to time, entered into by the operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors (as amended, the “Credit Agreement”) and the First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., executed on March 30, 2021 (the “OpCo LPA Amendment”), and to provide funds for distributions with respect to any one or more of the next four fiscal quarters. To the extent the operating partnership has available cash for a particular fiscal quarter, distributions of such cash are required to be made within 45 days after the end of such fiscal quarter, subject to the terms of the OpCo LPA Amendment.

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

E.        Supplemental financial statement information

Inventories

Inventories consist of the following:

	July 31, 2025	July 31, 2024
Propane gas and related products	$66,052	$74,122
Appliances, parts and supplies, and other	21,755	21,910
Inventories	$87,807	$96,032

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2025, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 3.0 million gallons of propane at fixed prices, net of contracts to deliver.

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2025	July 31, 2024
Land	Indefinite	$43,318	$42,698
Land improvements	2-20	16,986	16,470
Buildings and improvements	20	90,945	91,092
Vehicles, including transport trailers (1)	8-20	137,032	125,751
Bulk equipment and district facilities	5-30	123,306	121,327
Tanks, cylinders and customer equipment	2-30	857,142	848,551
Computer and office equipment	2-5	95,140	96,568
Construction in progress	n/a	14,206	16,003
		1,378,075	1,358,460
Less: accumulated depreciation		775,383	753,506
Property, plant and equipment, net		$602,692	$604,954

(1)	Includes 35 and 11 vehicles under failed sale-leaseback transactions as of July 31, 2025 and 2024, respectively. See the Certain cash flow and non-cash activities section in Note E “Supplemental financial statement information” and Note K “Leases” for additional information.

Depreciation expense totaled $74.5 million, $76.7 million and $72.0 million for fiscal 2025, 2024 and 2023, respectively.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	July 31, 2025	July 31, 2024
Broker margin deposit assets	$6,222	$6,911
Price risk management asset	3,244	5,925
Other prepaid expenses	13,458	13,748
Other	7,547	7,799
Prepaid expenses and other current assets	$30,471	$34,383

The operating partnership

Prepaid expenses and other current assets consist of the following:

	July 31, 2025	July 31, 2024
Broker margin deposit assets	$6,222	$6,911
Price risk management asset	3,244	5,925
Other prepaid expenses	13,458	13,748
Other	7,465	7,779
Prepaid expenses and other current assets	$30,389	$34,363

Other assets, net

Other assets, net consist of the following:

	July 31, 2025	July 31, 2024
Finance lease ROU assets	$37,803	$24,789
Other	30,899	37,024
Other assets, net	$68,702	$61,813

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	July 31, 2025	July 31, 2024
Accrued interest	$28,318	$29,392
Customer deposits and advances	31,640	34,500
Accrued payroll	31,072	27,054
Accrued insurance	15,314	15,307
Broker margin deposit liability	2,193	3,111
Accrued senior preferred units distributions	17,280	17,538
Accrued miscellaneous	47,578	11,048
Other	41,759	46,071
Other current liabilities	$215,154	$184,021

The operating partnership

Other current liabilities consist of the following:

	July 31, 2025	July 31, 2024
Accrued interest	$28,318	$29,392
Customer deposits and advances	31,640	34,500
Accrued payroll	31,072	27,054
Accrued insurance	15,314	15,307
Broker margin deposit liability	2,193	3,111
Accrued senior preferred units distributions	17,280	17,538
Accrued miscellaneous	47,578	11,048
Other	41,167	45,946
Other current liabilities	$214,562	$183,896

Shipping and handling expenses

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2025	2024	2023
Operating expense - personnel, vehicle, plant and other	$295,763	$283,627	$291,268
Depreciation and amortization expense	16,662	13,231	15,807
Operating expense - equipment lease expense	10,410	13,775	13,165
Shipping and handling expenses	$322,835	$310,633	$320,240

Cash, cash equivalents and restricted cash

Ferrellgas maintains its cash and cash equivalents in various bank accounts that, at times, may exceed federally insured limits. Ferrellgas’ cash and cash equivalent accounts have been placed with high credit quality financial institutions. For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted cash in the tables below as of July 31, 2024 consists of the balance of a cash deposit made with the administrative agent under the operating partnership’s senior secured credit facility that was terminated in April 2020, which was used by the administrative agent to pay contingent obligations arising under the financing agreement that governed the terminated senior secured credit facility. In January 2025, the Company settled its outstanding litigation. As a result, the administrative agent released the restricted cash deposit at that time.

Ferrellgas Partners

Cash, cash equivalents and restricted cash consist of the following:

	July 31, 2025	July 31, 2024
Cash and cash equivalents	$96,883	$113,482
Restricted cash	—	10,678
Cash, cash equivalents and restricted cash	$96,883	$124,160

The operating partnership

Cash, cash equivalents and restricted cash consist of the following:

	July 31, 2025	July 31, 2024
Cash and cash equivalents	$96,582	$113,054
Restricted cash	—	10,678
Cash, cash equivalents and restricted cash	$96,582	$123,732

Certain cash flow and non-cash activities

Ferrellgas Partners

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2025	2024	2023
Cash paid for:
Interest	$96,072	$89,151	$90,349
Income taxes	$1,345	$699	$1,092
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$635	$1,585	$3,435
Change in accruals for property, plant and equipment additions	$(274)	$1,168	$80
Lease liabilities arising from operating ROU assets	$13,415	$14,204	$10,189
Lease liabilities arising from finance ROU assets	$23,371	$5,356	$671
Accrued senior preferred units distributions	$17,280	$17,538	$17,452
Acquisition of assets in failed sale-leaseback	$5,032	$2,496	$—
Liability in connection with failed sale-leaseback	$3,946	$2,353	$—

The operating partnership

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2025	2024	2023
Cash paid for:
Interest	$96,072	$89,151	$90,349
Income taxes	$1,291	$647	$1,087
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$635	$1,585	$3,435
Change in accruals for property, plant and equipment additions	$(274)	$1,168	$80
Lease liabilities arising from operating ROU assets	$13,415	$14,204	$10,189
Lease liabilities arising from finance ROU assets	$23,371	$5,356	$671
Accrued senior preferred units distributions	$17,280	$17,538	$17,452
Acquisition of assets in failed sale-leaseback	$5,032	$2,496	$—
Liability in connection with failed sale-leaseback	$3,946	$2,353	$—

F.        Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	July 31, 2025	July 31, 2024
Accounts receivable	$131,840	$123,945
Note receivable	—	2,500
Allowance for expected credit losses	(4,330)	(5,818)
Accounts and notes receivable, net	$127,510	$120,627

G.        Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2025			July 31, 2024
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$257,155	$—	$257,155	$257,006	$—	$257,006

Intangible assets, net
Amortized intangible assets
Customer-related	$392,963	$(340,134)	$52,829	$391,135	$(332,841)	$58,294
Non-compete agreements	29,284	(26,683)	2,601	28,894	(26,054)	2,840
	422,247	(366,817)	55,430	420,029	(358,895)	61,134

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	51,021	—	51,021
Total intangible assets, net	$473,268	$(366,817)	$106,451	$471,050	$(358,895)	$112,155

Changes in the carrying amount of goodwill are as follows:

Propane operations and
related equipment sales
Balance July 31, 2023	$257,006
Other	—
Balance July 31, 2024	257,006
Acquisition	149
Balance July 31, 2025	$257,155

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

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2025	$7,922
2024	9,281
2023	8,553

Estimated amortization expense:

For the year ended July 31,
2026	$7,453
2027	7,062
2028	6,587
2029	6,111
2030	4,721

H.        Debt

Short-term borrowings

Ferrellgas classifies borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of July 31, 2025, we did not have any short-term borrowings. For further discussion, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debtng-term debtLong-term debt consists of the following:
	July 31, 2025	July 31, 2024
Unsecured senior notes
Fixed rate, 5.375%, due 2026	$650,000	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000

Notes payable
8.9% and 8.5% weighted average interest rate at July 31, 2025 and 2024, respectively, due 2026 to 2032, net of unamortized discount of $800 and $912 at July 31, 2025 and 2024, respectively	4,748	6,151
Total debt, excluding unamortized debt issuance and other costs	1,479,748	1,481,151
Unamortized debt issuance and other costs	(12,108)	(17,633)
Less: current portion of long-term debt (1)	652,178	2,510
Long-term debt	$815,462	$1,461,008
(1)	As of July 31, 2025, this includes the $650.0 million aggregate principal amount of 5.375% senior notes due April 1, 2026.

Senior secured revolving credit facility

The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on January 15, 2025 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”), with a maturity date of December 31, 2025, in an aggregate principal amount of up to $308.8 million. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. During the year ended July 31, 2025, the operating partnership borrowed $10.0 million under the Credit Facility at a weighted-average interest rate of 10.0% and repaid $10.0 million of borrowings during the year ended July 31, 2025. As of July 31, 2025, the operating partnership had no short-term borrowings.

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

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, redemptions of Preferred Units conditional to a refinancing event, and other restricted payments (i) only in limited amounts specified in the Credit Agreement and (ii) only if availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the Borrowing Base and the operating partnership’s total net leverage ratio is not greater than 4.75 to 1.0. The Credit Agreement restricts the transfer of cash from the operating partnership to Ferrellgas Partners to make distributions. Therefore, Ferrellgas Partners is currently unable to make distributions to its Class A and Class B unitholders. As of July 31, 2025, the operating partnership is in compliance with all of its debt covenants.

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

The indentures governing the 2026 Notes and 2029 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than 5.0 to 1.0, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of July 31, 2025, the operating partnership is in compliance with all of its debt covenants.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2026	$652,178
2027	1,310
2028	910
2029	825,550
2030	200
Thereafter	400
Total	$1,480,548

On July 10, 2024, letters of credit in an aggregate principal amount of $124.5 million were issued to the surety providers under an appeal bond. On January 15, 2025, these letters of credit were released and new letters of credit were issued in an aggregate principal amount of $75.0 million, for two $37.5 million payments to occur on or before June 16, 2025 and January 15, 2026, respectively. A settlement payment of $37.5 million was made on June 16, 2025, which leaves a $37.5 million letter of credit as of July 31, 2025, related to the final settlement payment due. See Note P “Contingencies and commitments” for further information. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at July 31, 2025 and 2024 totaled $121.9 million and $193.4 million, respectively.

Due to the timing of the maturities of both the 2026 Notes and the Credit Facility, and the $121.9 million in letters of credit which it secures as of July 31, 2025, management has performed an evaluation to consider whether or not there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Annual Report. Our consolidated financial statements were prepared under the assumption that we will continue as a going concern. We have developed and received internal approval on a plan to restructure our capital structure and debt and refinance and/or extend the maturity date for the Credit Facility. External advisors have been engaged to assist in this process. The general partner believes that it is probable that the plans will be successfully implemented prior to the maturities of the 2026 Notes and the Credit Facility, and these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern.

At July 31, 2025, Ferrellgas had an available borrowing capacity under its Credit Facility of $162.8 million. Assets subject to lien under the Credit Facility were $290.7 million as of July 31, 2025. During fiscal 2025, fiscal 2024, and fiscal 2023, Ferrellgas incurred undrawn and commitment fees of $0.8 million, $1.0 million, and $1.3 million, respectively.

I.        Preferred units

On March 30, 2021, pursuant to an Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million. As of July 31, 2025 and 2024, these 700,000 Preferred Units are classified in the “Mezzanine Equity” section of the consolidated balance sheets.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at July 31, 2025 and 2024, are immaterial to the financial statements.

Distributions

Pursuant to the OpCo LPA Amendment, the operating partnership is required to pay to the holders of each Preferred Unit a cumulative, quarterly distribution (the “Quarterly Distribution”) at the Distribution Rate (as defined below) on the Purchase Price.

“Distribution Rate” means a rate per annum of (a) 8.956% through March 30, 2026, (b) 9.706% for the four-quarter period ending March 30, 2027, (c) 10.456% for the four-quarter period ending March 30, 2028, and (d) 11.125% for all periods after March 30, 2028, subject to a maximum rate of 11.125% and to other adjustments and exceptions described in the following paragraphs.

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

During fiscal 2025, quarterly distributions aggregating to $64.3 million, were paid in cash, net of tax, to holders of Preferred Units. This included $1.6 million of Additional Amounts (as defined below) payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2025, the Quarterly Distribution accrued was $17.3 million with $15.2 million paid in cash to holders of Preferred Units on August 15, 2025. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

During fiscal 2024, quarterly distributions aggregating to $64.7 million, were paid in cash, net of tax, to holders of Preferred Units. This included $2.0 million of Additional Amounts payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2024, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2024. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

During fiscal 2023, quarterly distributions aggregating to $64.4 million, were paid in cash, net of tax, to holders of Preferred Units. This included $1.7 million of Additional Amounts payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2023, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2023. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through July 31, 2025.

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

Class A Units

As of July 31, 2025 and 2024, Class A Units were beneficially owned by the following:

	July 31, 2025	July 31, 2024
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Market under the symbol “FGPR.”
(2)	James E. Ferrell was the Executive Chairman of the Board of Directors of our general partner in fiscal 2024. Effective August 5, 2024, he was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the years ended July 31, 2025, 2024 and 2023, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distributions in fiscal 2024. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class A unitholders. See Note H "Debt" for more information.

Ferrellgas Partners made aggregate cash distributions of approximately $99.9 million and $49.9 million to its Class B Unitholders during the years ended July 31, 2024 and 2023, respectively. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Under its Credit Agreement, Ferrellgas Partners is currently unable to make distributions to its Class B unitholders. See Note H "Debt" and Note S “Net earnings (loss) per unitholders’ interest” for additional information.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note N “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2025 and 2024.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the years ended July 31, 2025 and 2024, the general partner made non-cash contributions of $63.0 thousand and $65.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions:

The operating partnership has recognized the following distributions:

	For the year ended July 31,
	2025	2024	2023
Ferrellgas Partners	$—	$100,000	$50,000
General partner	—	1,010	—

See additional discussions about transactions with related parties in Note O “Transactions with related parties.”

Accumulated other comprehensive income (loss) (“AOCI”)

See Note N “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2025 and 2024.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest (excluding the interest attributable to the Preferred Units) concurrent with the issuance of other additional equity.

During the years ended July 31, 2025 and 2024, the general partner made non-cash contributions of $32.0 and $33.0 thousand, respectively, to the operating partnership to maintain its 1.0101% general partner interest.

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

Ferrellgas has 35 vehicle as of July 31, 2025, and 11 vehicles as of July 31, 2024, under what would have been deemed finance leases resulting in failed sale-leaseback transactions. The related finance obligation is included in Other current liabilities and Other liabilities in the consolidated balance sheets for fiscal 2025 and 2024. See the Property, plant and equipment, net and Certain cash flow and non-cash activities sections in Note E “Supplemental financial statement information” for additional information.

Ferrellgas’ real estate leases will often have an option to extend the lease, but it is typically not reasonably certain of exercising extension options. As customer demand changes over time, Ferrellgas typically maintains the ability to move to more advantageous locations, relocate to other leased and owned locations, or discontinue service from particular locations.

The following table provides the operating and financing ROU assets and lease liabilities as of July 31, 2025 and 2024:

Leases	Classification	July 31, 2025	July 31, 2024
Assets
Operating lease assets	Operating lease ROU assets	$39,045	$47,620
Financing lease assets	Other assets, net	37,803	24,789
Total leased assets		$76,848	$72,409

Liabilities
Current
Operating	Current operating lease liabilities	$16,082	$22,448
Financing	Other current liabilities	12,391	8,726
Noncurrent
Operating	Operating lease liabilities	24,079	26,006
Financing	Other liabilities	27,161	17,300
Total leased liabilities		$79,713	$74,480

The following table provides the lease expenses for the years ended July 31, 2025, 2024 and 2023:

		For the year ended July 31,
Leases expense	Classification	2025	2024	2023
Operating lease expense	Operating expense - personnel, vehicle, plant and other	$10,088	$9,166	$7,194
	Operating expense - equipment lease expense	17,586	20,727	19,724
	Cost of sales - propane and other gas liquids sales	—	—	990
	General and administrative expense	894	347	1,605
Total operating lease expense		28,568	30,240	29,513

Short-term expense	Operating expense - personnel, vehicle, plant and other	9,731	9,952	10,654
	General and administrative expense	609	351	342
Total short-term expense		10,340	10,303	10,996

Variable lease expense	Operating expense - personnel, vehicle, plant and other	843	1,168	3,032
	Operating expense - equipment lease expense	779	745	2,588
Total variable lease expense		1,622	1,913	5,620

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	10,614	7,128	7,540
Interest on lease liabilities	Interest expense	2,816	2,110	2,514
Total finance lease expense		13,430	9,238	10,054

Total lease expense		$53,960	$51,694	$56,183

Minimum annual payments under existing operating and finance lease liabilities as of July 31, 2025 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2026	$16,819	$14,676	$31,495
2027	11,061	11,715	22,776
2028	6,859	6,887	13,746
2029	4,756	4,552	9,308
2030	2,023	2,858	4,881
Thereafter	7,173	6,433	13,606
Total lease payments	$48,691	$47,121	$95,812
Less: Imputed interest	(8,530)	(7,569)	(16,099)
Present value of lease liabilities	$40,161	$39,552	$79,713

The following table represents the weighted-average remaining lease term and discount rate as of July 31, 2025 and 2024, respectively:

	As of July 31, 2025		As of July 31, 2024
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.6	7.2%	4.2	7.4%
Finance leases	4.8	7.3%	4.2	7.6%

Cash flow information is presented below:

	For the year ended July 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$25,816	$29,019	$29,251

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$11,109	$9,377	$9,117
Financing cash flows	$11,320	$5,363	$6,672

L.Revenue from contracts with customers

Ferrellgas earns revenue from contracts with customers primarily through the distribution of propane, as well as through the sale of propane-related equipment and supplies. Revenues from propane and other gas liquids sales are comprised of revenue earned from the delivery of propane to tanks on customers’ premises, from the delivery of propane filled cylinders to customers, or from the sale of portable propane tanks to nationwide and local retailers and end use customers. Other revenues primarily include sales of appliances and other materials as well as other fees charged to customers.

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

Ferrellgas charges other amounts to customers associated with the delivery of propane including hazardous materials fees and fuel surcharge fees. In some regions, Ferrellgas also sells appliances and related parts and fittings as well as other retail propane-related services. Ferrellgas charges, on an annual basis, tank and equipment rental charges for customers that are using our equipment to store propane. Other revenues associated with deliveries of propane are earned at the time product is delivered. Revenues associated with sales of appliances and other materials or services are earned at the time of delivery or installation. Over time, revenues associated with tank and equipment rentals are recognized on a straight-line basis over one year, which is generally the term of the underlying rental agreement.

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

	For the year ended July 31,
	2025	2024	2023
Retail - Sales to End Users	$1,254,562	$1,206,226	$1,374,089
Wholesale - Sales to Resellers	552,405	510,756	525,529
Other Gas Sales	21,126	14,457	17,274
Other	110,244	105,677	109,573
Propane and related equipment revenues	$1,938,337	$1,837,116	$2,026,465

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	For the year ended July 31,
	2025	2024	2023
Contract assets	$8,775	$6,199	$10,263
Contract liabilities
Deferred revenue (1)	$43,490	$50,175	$51,516
(1)	Of the beginning balance of deferred revenue, $37.9 and $39.5 million was recognized as revenue during the years ended July 31, 2025 and 2024, respectively. The unrecognized balance relates to even-pay billing amounts, for which revenue is typically fully recognized in the following fiscal year and varies primarily due to weather conditions and customer orders.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

M.        Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2025 and 2024:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2025:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,570	$—	$3,570
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(3,654)	$—	$(3,654)

July 31, 2024:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$6,519	$—	$6,519
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(4,460)	$—	$(4,460)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2, or 3 during the years ended July 31, 2025 and 2024.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2025 and 2024, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,404.9 million and $1,416.8 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

As discussed in Note Q “Unit-Based Compensation,” we accrue for vested phantom units as a liability and adjust that liability on a recurring basis based on the market price of our Class A units on each balance sheet date, which is a Level 1 valuation based on the observable inputs for quoted market prices.

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

Derivative instruments and hedging activity

During the years ended July 31, 2025 and 2024, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2025 and 2024:

	Final	July 31, 2025
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2026
Commodity derivatives-propane		Prepaid expenses and other current assets	$3,244	Other current liabilities	$3,306
Commodity derivatives-propane		Other assets, net	326	Other liabilities	348
		Total	$3,570	Total	$3,654

	Final	July 31, 2024
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2025
Commodity derivatives-propane		Prepaid expenses and other current assets	$5,925	Other current liabilities	$4,379
Commodity derivatives-propane		Other assets, net	594	Other liabilities	81
		Total	$6,519	Total	$4,460

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against the cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2025 and July 31, 2024, respectively:

	July 31, 2025
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,222	Other current liabilities	$2,193
	Other assets, net	949	Other liabilities	249
	Total	$7,171	Total	$2,442

	July 31, 2024
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,911	Other current liabilities	$3,111
	Other assets, net	824	Other liabilities	438
	Total	$7,735	Total	$3,549

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2025, 2024 and 2023 due to derivatives designated as cash flow hedging instruments:

For the year ended July 31, 2025
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$6,258	Cost of sales - propane and other gas liquids sales	$8,400	$—

For the year ended July 31, 2024
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$3,448	Cost of sales - propane and other gas liquids sales	$2,472	$—

For the year ended July 31, 2023
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(48,034)	Cost of sales - propane and other gas liquids sales	$(10,810)	$—

Accumulated other comprehensive (loss)income

Ferrellgas partners

The changes in derivatives included in AOCI for the years ended July 31, 2025, 2024 and 2023 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2025	2024	2023
Beginning balance attributable to Ferrellgas Partners, L.P.	$2,025	$1,059	$37,907
Change in value of risk management commodity derivatives	6,258	3,448	(48,034)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(8,400)	(2,472)	10,810
Less: amount attributable to noncontrolling interests	(22)	10	(376)
Ending balance attributable to Ferrellgas Partners, L.P.	$(95)	$2,025	$1,059

The operating partnership

The changes in derivatives included in AOCI for the years ended July 31, 2025, 2024 and 2023 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2025	2024	2023
Beginning balance	$2,059	$1,083	$38,307
Change in value of risk management commodity derivatives	6,258	3,448	(48,034)
Reclassification of (gains) losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	(8,400)	(2,472)	10,810
Ending balance	$(83)	$2,059	$1,083

Ferrellgas expects to reclassify net losses of approximately $0.1 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2025, 2024 and 2023, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2025, Ferrellgas had financial derivative contracts covering 4.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2025, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2025.

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

	For the year ended July 31,
	2025	2024	2023
Operating expense	$310,002	$316,056	$310,652

General and administrative expense	$46,598	$35,386	$32,168

See additional discussions about transactions with the general partner and related parties in Note J “Equity (Deficit).”

Issuance of letters of credit on behalf of Ferrellgas Partners by the operating partnership

As of July 31, 2025, as described in Note H “Debt,” the Operating partnership guaranteed the issuance of a $37.5 million letter of credit related to a final settlement payment due on or before January 15, 2026. See Note P “Contingencies and commitments,” for additional information.

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

As previously reported in the Company’s prior Quarterly and Annual Reports, in 2017 Ferrellgas, Bridger Logistics, LLC and other defendants were named in a lawsuit (the “EDPA Lawsuit”) filed by Eddystone Rail Company (“Eddystone”) on February 2, 2017 in the U.S. District Court for the Eastern District of Pennsylvania. On January 15, 2025, Ferrellgas and the other defendants entered into a settlement agreement (the “Settlement Agreement”) with Eddystone resolving all issues in and related to the EDPA Lawsuit. The Settlement Agreement, among other things, released all parties of any claims against the other parties, resolved the judgment entered in the EDPA Lawsuit, and resulted in the dismissal of the EDPA Lawsuit, the appeal before the U.S. Court of Appeals for the Third Circuit, and numerous other related lawsuits. In settlement of the judgment in the EDPA Lawsuit, the defendants agreed to pay Eddystone the sum of $125.0 million in three installments. The first payment of $50.0 million and the second payment of $37.5 million were paid by the Company on January 15, 2025 and June 16, 2025, respectively. The final payment of $37.5 million is due on or before January 15, 2026 and is secured by a letter of credit issued under the Credit Agreement (as defined in Note H “Debt”). As of July 31, 2025, we have an accrued liability of $37.5 million in other current liabilities in our consolidated balance sheet and $125.0 million in general and administrative expense in our consolidated statement of operations. Further, as part of the settlement, the previously disclosed $190.0 million appeal bond, and the related letters of credit, have been released.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing our senior notes. See Note H “Debt” for a description of these debt obligations and a schedule of future maturities.

Q. Unit-Based Compensation

Non-employee Director Phantom Unit Plan

The Board adopted the Phantom Plan in June 2025. Under the terms of the Phantom Plan, the Board’s Compensation Committee may grant Phantom Unit awards annually to non-employee Directors for the right to receive cash compensation, once vested, equal to the fair market value of the Company’s Class A Units, subject to any maximum payment value the Compensation Committee may set. An aggregate 89,103 Phantom Units were granted in July 2025 (the “2025 grants”) coincident with the adoption of the Phantom Plan. The 2025 grants will vest on September 25, 2025, and once vested, will be paid on the first to occur of (i) termination of service without cause, (ii) a change of control, or (iii) the third anniversary of the grant date. The 2025 grants are subject to an aggregate maximum payment value of $2.6 million.

The fair value of each grant is estimated on each balance sheet date using the average closing price of one Class A Unit for the ten trading days preceding the applicable measurement date as quoted on the OTC market.

Any subsequent grants will vest 100% on the first anniversary of the grant date or upon the grantee’s death (if  before). Once vested, awards will be paid as noted above. In the event a grantee terminates his or her services as a director, unvested awards will be forfeited. In the event a grantee’s services terminate for cause, both vested and unvested awards will be forfeited.

During fiscal 2025, we recognized non-cash compensation expense of $0.4 million for the 2025 grants in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. As of July 31, 2025, there were 89,103 Phantom Units outstanding, which were all unvested. The 2025 grants have a weighted-average remaining contractual term of 0.2 years. At July 31, 2025, the 2025 grants have a fair value of $1.2 million based on the $12.99 Class A Unit fair value as calculated above per the Phantom Plan.

R.        Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust (the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation charges were $3.1 million, $3.2 million and $2.9 million during fiscal 2025, 2024 and 2023, respectively. Ferrellgas is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions, net of forfeitures, for fiscal 2025, 2024 and 2023 were $5.1 million, $4.8 million and $4.9 million, respectively.

S.       Net (loss) earnings per Unitholders’ interest

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

There was not a dilutive effect resulting from this guidance on basic and diluted net (loss) earnings per Class A Unitholders’ interest for fiscal 2025, 2024 and 2023.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

Calculation of basic and diluted net (loss) earnings per Class A Units

	For the year ended July 31,
	2025	2024	2023

	(in thousands, except per unit amounts)
Net (loss) earnings attributable to Ferrellgas Partners, L.P.	$(15,566)	$110,216	$136,881
Less: Distributions to preferred unitholders	64,068	64,778	64,314
Less: Distributions to Class B unitholders	—	99,996	49,998
Less: Allocation of undistributed net earnings to Class B units	—	—	11,030
Less: General partner’s interest in net (loss) earnings	(155)	1,102	1,368
Undistributed net (loss) earnings attributable to Class A unitholders	$(79,479)	$(55,660)	$10,171
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6
Basic and diluted net (loss) earnings per Class A Unit	$(16.36)	$(11.46)	$2.09

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

T.     Segment reporting

Ferrellgas has one reportable segment, Propane operations and related equipment sales. The Propane operations and related equipment sales segment includes the distribution and sale of propane and related equipment throughout the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers.

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM assesses segment performance and decides how to allocate resources based on “Net (loss) earnings,” a GAAP measure. The accounting policies of the reportable segment are the same as those described in “Note B – Summary of significant accounting policies.” The measure of segment assets is reported on the consolidated balance sheets as “Total assets” and the measure of capital expenditures is reported on the consolidated statements of cash flows as “Capital expenditures” in the investing activities section.

Ferrellgas Partners

Reconciliation of segment results to consolidated Net (loss)earnings

	Year ended July 31,
	2025	2024	2023
Revenues	$1,938,337	$1,837,116	$2,026,465
Less:
Cost of sales	915,521	853,971	1,019,270
Operating expense - personnel, vehicle, plant and other:
Personnel (1)	353,494	344,941	331,858
Vehicle (1)	108,572	110,305	104,786
Plant and other (1)	168,768	146,356	140,876
Operating expense - equipment lease expense	18,720	21,585	23,252
Other segment items (2)	3,156	1,562	6,001
General and administrative expense:
Litigation settlement (1) (3)	125,000	—	—
General and administrative expense	53,617	50,339	70,738
Depreciation and amortization expense	98,426	98,471	93,370
Interest expense	108,064	98,223	97,712
Income tax expense	1,372	686	981
Net (loss) earnings	$(16,373)	$110,677	$137,621

______________________

(1)	Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items include “Non-cash employee stock ownership plan compensation charge,” “Loss on asset sales and disposals” and “Other income, net.”
(3)	See Note P “Contingencies and commitments” for more information.

The Operating partnership

Reconciliation of segment results to consolidated Net (loss) earnings

	Year ended July 31,
	2025	2024	2023
Revenues	$1,938,337	$1,837,116	$2,026,465
Less:
Cost of sales	915,521	853,971	1,019,270
Operating expense - personnel, vehicle, plant and other:
Personnel (1)	353,494	344,941	331,858
Vehicle (1)	108,572	110,305	104,786
Plant and other (1)	168,768	146,356	140,876
Operating expense - equipment lease expense	18,720	21,585	23,252
Other segment items (2)	3,171	1,885	6,138
General and administrative expense:
Litigation settlement (1) (3)	125,000	—	—
General and administrative expense	53,124	50,327	70,649
Depreciation and amortization expense	98,426	98,471	93,370
Interest expense	108,064	98,223	97,712
Income tax expense	1,318	634	976
Net (loss) earnings	$(15,841)	$110,418	$137,578

_________________

(1)	Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items include “Non-cash employee stock ownership plan compensation charge,” “Loss on asset sales and disposals” and “Other income, net.”
(3)	See Note P “Contingencies and commitments” for more information.
(4)

U.       Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Partners Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2025 and 2024, the related statements of operations, stockholder’s equity (deficit), and cash flows for each of the three years in the period ended July 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

October 15, 2025

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31, 2025	July 31, 2024
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	43,209	42,843
Accumulated deficit	(44,209)	(43,843)
Total stockholder’s equity	—	—
Total liabilities and equity	$—	$—

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2025	2024	2023
General and administrative expense	$366	$636	$1,015

Net loss	$(366)	$(636)	$(1,015)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity (deficit)
July 31, 2022	1,000	$1,000	$39,486	$(42,192)	$(1,706)
Capital contribution	—	—	2,721	—	2,721
Net loss	—	—	—	(1,015)	(1,015)
July 31, 2023	1,000	1,000	42,207	(43,207)	—
Capital contribution	—	—	636	—	636
Net loss	—	—	—	(636)	(636)
July 31, 2024	1,000	1,000	42,843	(43,843)	—
Capital contribution	—	—	366	—	366
Net loss	—	—	—	(366)	(366)
July 31, 2025	1,000	$1,000	$43,209	$(44,209)	$—

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(366)	$(636)	$(1,015)
Changes in operating assets and liabilities:
Other current liabilities	—	—	(1,706)
Cash used in operating activities	(366)	(636)	(2,721)

Cash flows from financing activities:
Capital contribution	366	636	2,721
Cash provided by financing activities	366	636	2,721

Net change in cash	—	—	—
Cash - beginning of period	—	—	—
Cash - end of period	$—	$—	$—

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

B.     Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of July 31, 2025 and 2024, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

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

Due to the inability of the Partners Finance Corp. to utilize the deferred tax benefit of $8,594 associated with the net operating loss carryforward of $40,926 generated during and prior to fiscal 2025, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2025 or 2024, and there is no net deferred tax asset as of July 31, 2025 and 2024. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2025 and 2024, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

October 15, 2025

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31, 2025	July 31, 2024
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	105,566	105,241
Accumulated deficit	(106,566)	(106,241)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2025	2024	2023
General and administrative expense	$325	$677	$636

Net loss	$(325)	$(677)	$(636)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2022	1,000	$1,000	$103,928	$(104,928)	$—
Capital contribution	—	—	636	—	636
Net loss	—	—	—	(636)	(636)
July 31, 2023	1,000	1,000	104,564	(105,564)	—
Capital contribution	—	—	677	—	677
Net loss	—	—	—	(677)	(677)
July 31, 2024	1,000	1,000	105,241	(106,241)	—
Capital contribution	—	—	325	—	325
Net loss	—	—	—	(325)	(325)
July 31, 2025	1,000	$1,000	$105,566	$(106,566)	$—

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(325)	$(677)	$(636)
Cash used in operating activities	(325)	(677)	(636)

Cash flows from financing activities:
Capital contribution	325	677	636
Cash provided by financing activities	325	677	636

Net change in cash	—	—	—
Cash - beginning of period	—	—	—
Cash - end of period	$—	$—	$—

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

B.     Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. As of July 31, 2025 and 2024, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $650 million aggregate principal amount of unsecured senior notes due April 1, 2026 (the “2026 Notes”) and (ii) $825 million aggregate principal amount of unsecured senior notes due April 1, 2029, each of which were issued on March 30, 2021. Finance Corp. is also liable for borrowings under the operating partnership’s Credit Facility, which matures on December 31, 2025.

Due to the timing of the maturities of both the 2026 Notes and the Credit Facility, and the $121.9 million in letters of credit which it secures as of July 31, 2025, management has performed an evaluation to consider whether or not there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Annual Report. Its financial statements were prepared under the assumption that it will continue as a going concern. We have developed and received internal approval on a plan to restructure our capital structure and debt and refinance and/or extend the maturity date for the Credit Facility. External advisors have been engaged to assist in this process. Ferrellgas, Inc. (the “general partner”) believes that it is probable that the plans will be successfully implemented prior to the maturities of the 2026 Notes and the Credit Facility, and these plans will alleviate the substantial doubt about Finance Corp.’s ability to continue as a going concern.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $22,107 associated with the net operating loss carryforward of $105,271 generated during and prior to fiscal 2025, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2025 or 2024, and there is no net deferred tax asset as of July 31, 2025 and 2024. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

D.     Subsequent events

Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2025, and 2024 and Statements of Operations and Cash Flows for the years ended July 31, 2025, 2024 and 2023	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2025, 2024 and 2023	S-5

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2025, 2024 and 2023	S-6

Schedule I

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)

	July 31, 2025	July 31, 2024
ASSETS

Cash and cash equivalents	$301	$428
Prepaid expenses and other current assets	82	20
Total assets	$383	$448

LIABILITIES AND PARTNERS’ DEFICIT

Other current liabilities	$592	$125
Investment in Ferrellgas, L.P.	1,020,423	942,312

Partners’ deficit
Class A (4,857,605 units outstanding at 2025 and 2024)	(1,332,704)	(1,256,946)
Class B (1,300,000 units outstanding at 2025 and 2024)	383,012	383,012
General partner unitholder (49,496 units outstanding at 2025 and 2024)	(70,845)	(70,080)
Accumulated other comprehensive (loss) income	(95)	2,025
Total Ferrellgas Partners, L.P. partners’ deficit	(1,020,632)	(941,989)
Total liabilities and partners’ deficit	$383	$448

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2025	2024	2023
Equity in (loss) earnings of Ferrellgas, L.P.	$(15,034)	$109,957	$136,838
Operating, general and administrative expense	(493)	(12)	(89)

Operating (loss) income	(15,527)	109,945	136,749

Other income, net	15	323	137
Income tax expense	(54)	(52)	(5)

Net (loss) earnings	(15,566)	110,216	136,881

Less: Distributions to Class B Unitholders	—	99,996	49,998

Net (loss) earnings attributable to Ferrellgas, L.P.	$(15,566)	$10,220	$86,883

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(15,566)	$110,216	$136,881
Reconciliation of net (loss) earnings to net cash used in operating activities:
Other	405	63	(214)
Equity in loss (earnings) of Ferrellgas, L.P.	15,034	(109,957)	(136,838)
Net cash (used in) provided by operating activities	(127)	322	(171)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	—	100,000	50,000
Net cash provided by investing activities	—	100,000	50,000

Cash flows from financing activities:
Distributions paid to Class B unitholders	—	(99,996)	(49,998)
Net cash used in financing activities	—	(99,996)	(49,998)

Net (decrease) increase in cash and cash equivalents	(127)	326	(169)
Cash and cash equivalents - beginning of year	428	102	271
Cash and cash equivalents - end of year	$301	$428	$102

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2025
Allowance for credit losses	$5,818	$4,331	$(5,819)	(1)	$4,330
Year ended July 31, 2024
Allowance for credit losses	$6,658	$1,518	$(2,358)	(1)	$5,818
Year ended July 31, 2023
Allowance for credit losses	$6,692	$1,228	$(1,262)	(1)	$6,658
(1)	Uncollectible accounts written off, net of recoveries.

Schedule II

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2025
Allowance for credit losses	$5,818	$4,331	$(5,819)	(1)	$4,330
Year ended July 31, 2024
Allowance for credit losses	$6,658	$1,518	$(2,358)	(1)	$5,818
Year ended July 31, 2023
Allowance for credit losses	$6,692	$1,228	$(1,262)	(1)	$6,658
(1)	Uncollectible accounts written off, net of recoveries.

.