Form 10-Q
period 2025-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2025-12-12
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

At November 28, 2025, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended October 31, 2025 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	October 31, 2025	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$28,382	$96,883
Accounts receivable (net of allowance for expected credit losses of $4,009 and $4,330 at October 31, 2025 and July 31, 2025, respectively)	133,565	127,510
Inventories	91,868	87,807
Prepaid expenses and other current assets	45,477	30,471
Total current assets	299,292	342,671

Property, plant and equipment, net	602,113	602,692
Goodwill, net	257,155	257,155
Intangible assets (net of accumulated amortization of $368,661 and $366,817 at October 31, 2025 and July 31, 2025, respectively)	104,606	106,451
Operating lease right-of-use assets	37,333	39,045
Other assets, net	78,034	68,702
Total assets	$1,378,533	$1,416,716

LIABILITIES, MEZZANINE AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$55,313	$31,083
Current portion of long-term debt	1,828	652,178
Current operating lease liabilities	15,850	16,082
Other current liabilities	216,052	215,154
Total current liabilities	289,043	914,497

Long-term debt	1,452,813	815,462
Operating lease liabilities	22,673	24,079
Other liabilities	44,690	40,457
Contingencies and commitments (Note K)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at October 31, 2025 and July 31, 2025)	651,349	651,349

Deficit:
Limited partner unitholders
Class A (4,857,605 units outstanding at October 31, 2025 and July 31, 2025)	(1,374,780)	(1,332,704)
Class B (1,300,000 units outstanding at October 31, 2025 and July 31, 2025)	383,012	383,012
General partner unitholder (49,496 units outstanding at October 31, 2025 and July 31, 2025)	(71,270)	(70,845)
Accumulated other comprehensive loss	(9,972)	(95)
Total Ferrellgas Partners, L.P. deficit	(1,073,010)	(1,020,632)
Noncontrolling interest	(9,025)	(8,496)
Total deficit	(1,082,035)	(1,029,128)
Total liabilities, mezzanine and deficit	$1,378,533	$1,416,716

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended October 31,
	2025	2024
Revenues:
Propane and other gas liquids sales	$329,314	$336,798
Other	25,875	27,287
Total revenues	355,189	364,085

Costs and expenses:
Cost of sales - propane and other gas liquids sales	156,345	164,356
Cost of sales - other	3,685	4,446
Operating expense - personnel, vehicle, plant and other (1)	149,765	148,174
Operating expense - equipment lease expense	4,192	5,504
Depreciation and amortization expense	25,220	24,325
General and administrative expense (2)	12,014	137,926
Non-cash employee stock ownership plan compensation charge	916	853
Loss on asset sales and disposals	1,179	1,427

Operating income (loss)	1,873	(122,926)

Interest expense	(26,651)	(26,081)
Loss on extinguishment of debt	(3,003)	—
Other income, net	583	857

Loss before income taxes	(27,198)	(148,150)

Income tax expense	166	180

Net loss	(27,364)	(148,330)

Net loss attributable to noncontrolling interest	(437)	(1,662)

Net loss attributable to Ferrellgas Partners, L.P.	$(26,927)	$(146,668)

Class A unitholders’ interest in net loss (Note M)	$(43,139)	$(161,433)

Basic and diluted net loss per Class A Unit (Note M)	$(8.88)	$(33.23)
(1)	Includes $72.1 million and $74.3 million for the three months ended October 31, 2025 and 2024, respectively, of compensation and benefits expense paid to employees of the general partner.
(2)	Includes $11.7 million and $12.1 million for the three months ended October 31, 2025 and 2024, respectively, of compensation and benefits expense paid to employees of the general partner.

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2025	2024
Net loss	$(27,364)	$(148,330)
Other comprehensive (loss) income:
Change in value of risk management derivatives	(11,841)	4,190
Reclassification of losses on derivatives to earnings, net	1,863	687
Other comprehensive (loss) income	(9,978)	4,877
Comprehensive loss	(37,342)	(143,453)
Comprehensive loss attributable to noncontrolling interest	538	1,613
Comprehensive loss attributable to Ferrellgas Partners, L.P.	$(36,804)	$(141,840)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	loss	deficit	interest	deficit
Balance at July 31, 2025	4,857.6	1,300.0	49.5	$(1,332,704)	$383,012	$(70,845)	$(95)	(1,020,632)	$(8,496)	$(1,029,128)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	898	—	9	—	907	9	916
Net earnings allocated to preferred units	—	—	—	(16,316)	—	(165)	—	(16,481)	—	(16,481)
Net loss	—	—	—	(26,658)	—	(269)	—	(26,927)	(437)	(27,364)
Other comprehensive loss	—	—	—	—	—	—	(9,877)	(9,877)	(101)	(9,978)
Balance at October 31, 2025	4,857.6	1,300.0	49.5	$(1,374,780)	$383,012	$(71,270)	$(9,972)	(1,073,010)	$(9,025)	$(1,082,035)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	deficit	interest	deficit
Balance at July 31, 2024	4,857.6	1,300.0	49.5	$(1,256,946)	$383,012	$(70,080)	$2,025	$(941,989)	$(7,699)	$(949,688)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	836	—	8	—	844	9	853
Net earnings allocated to preferred units	—	—	—	(16,070)	—	(162)	—	(16,232)	—	(16,232)
Net loss	—	—	—	(145,201)	—	(1,467)	—	(146,668)	(1,662)	(148,330)
Other comprehensive income	—	—	—	—	—	—	4,828	4,828	49	4,877
Balance at October 31, 2024	4,857.6	1,300.0	49.5	$(1,417,381)	$383,012	$(71,701)	$6,853	$(1,099,217)	$(9,303)	$(1,108,520)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,364)	$(148,330)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization expense	25,220	24,325
Non-cash employee stock ownership plan compensation charge	916	853
Loss on asset sales and disposals	1,179	1,427
Loss on extinguishment of debt	3,003	—
Provision for expected credit losses	1,054	272
Other	2,158	2,746
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(7,109)	(19,339)
Inventories	(4,061)	(5,023)
Prepaid expenses and other current assets	(19,856)	(11,498)
Accounts payable	24,707	12,687
Accrued interest expense	(23,155)	(21,769)
Other current liabilities	14,079	123,319
Other assets and liabilities	731	6,053
Net cash used in operating activities	(8,498)	(34,277)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(3,686)
Capital expenditures	(21,675)	(22,004)
Proceeds from sale of assets	398	556
Net cash used in investing activities	(21,277)	(25,134)

Cash flows from financing activities:
Preferred unit distributions	(15,578)	(15,568)
Payments on long-term debt	(1,100)	(1,224)
Proceeds from issuance of long-term debt	650,000	—
Payment for settlement and early extinguishment of liabilities	(650,000)	—
Cash paid for financing costs	(18,141)	(1,072)
Cash payments for principal portion of lease liability	(3,598)	(2,128)
Other, net	(309)	2,868
Net cash used in financing activities	(38,726)	(17,124)

Net change in cash and cash equivalents	(68,501)	(76,535)
Cash and cash equivalents - beginning of period	96,883	124,160
Cash and cash equivalents - end of period	$28,382	$47,625

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31, 2025	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$28,079	$96,582
Accounts receivable (net of allowance for expected credit losses of $4,009 and $4,330 at October 31, 2025 and July 31, 2025, respectively)	133,565	127,510
Inventories	91,868	87,807
Prepaid expenses and other current assets	45,332	30,389
Total current assets	298,844	342,288

Property, plant and equipment, net	602,113	602,692
Goodwill, net	257,155	257,155
Intangible assets (net of accumulated amortization of $368,661 and $366,817 at October 31, 2025 and July 31, 2025, respectively)	104,606	106,451
Operating lease right-of-use assets	37,333	39,045
Other assets, net	78,034	68,702
Total assets	$1,378,085	$1,416,333

LIABILITIES, MEZZANINE AND DEFICIT

Current liabilities:
Accounts payable	$55,313	$31,083
Current portion of long-term debt	1,828	652,178
Current operating lease liabilities	15,850	16,082
Other current liabilities	215,385	214,562
Total current liabilities	288,376	913,905

Long-term debt	1,452,813	815,462
Operating lease liabilities	22,673	24,079
Other liabilities	44,081	40,457
Contingencies and commitments (Note K)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at October 31, 2025 and July 31, 2025)	651,349	651,349

Deficit:
Limited partners	(1,062,210)	(1,020,328)
General partner	(8,936)	(8,508)
Accumulated other comprehensive loss	(10,061)	(83)
Total deficit	(1,081,207)	(1,028,919)
Total liabilities, mezzanine and deficit	$1,378,085	$1,416,333

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2025	2024
Revenues:
Propane and other gas liquids sales	$329,314	$336,798
Other	25,875	27,287
Total revenues	355,189	364,085

Costs and expenses:
Cost of sales - propane and other gas liquids sales	156,345	164,356
Cost of sales - other	3,685	4,446
Operating expense - personnel, vehicle, plant and other (1)	149,765	148,174
Operating expense - equipment lease expense	4,192	5,504
Depreciation and amortization expense	25,220	24,325
General and administrative expense (2)	11,392	137,926
Non-cash employee stock ownership plan compensation charge	916	853
Loss on asset sales and disposals	1,179	1,427

Operating income (loss)	2,495	(122,926)

Interest expense	(26,651)	(26,081)
Loss on extinguishment of debt	(3,003)	—
Other income, net	580	852

Loss before income taxes	(26,579)	(148,155)

Income tax expense	166	180

Net loss	$(26,745)	$(148,335)
(1)	Includes $72.1 million and $74.3 million for the three months ended October 31, 2025 and 2024, respectively, of compensation and benefits expense paid to employees of the general partner.
(2)	Includes $11.7 million and $12.1 million for the three months ended October 31, 2025 and 2024, respectively, of compensation and benefits expense paid to employees of the general partner.

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2025	2024
Net loss	$(26,745)	$(148,335)
Other comprehensive (loss) income:
Change in value of risk management derivatives	(11,841)	4,190
Reclassification of losses on derivatives to earnings, net	1,863	687
Other comprehensive (loss) income	(9,978)	4,877
Comprehensive loss	$(36,723)	$(143,458)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	loss	deficit
Balance at July 31, 2025	$(1,020,328)	$(8,508)	$(83)	$(1,028,919)
Contributions in connection with non-cash ESOP compensation charges	907	9	—	916
Net earnings allocated to preferred units	(16,481)	—	—	(16,481)
Net loss	(26,308)	(437)	—	(26,745)
Other comprehensive loss	—	—	(9,978)	(9,978)
Balance at October 31, 2025	$(1,062,210)	$(8,936)	$(10,061)	$(1,081,207)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2024	$(944,337)	$(7,733)	$2,059	$(950,011)
Contributions in connection with non-cash ESOP compensation charges	844	9	—	853
Net earnings allocated to preferred units	(16,232)	—	—	(16,232)
Net loss	(146,673)	(1,662)	—	(148,335)
Other comprehensive income	—	—	4,877	4,877
Balance at October 31, 2024	$(1,106,398)	$(9,386)	$6,936	$(1,108,848)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,745)	$(148,335)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	25,220	24,325
Non-cash employee stock ownership plan compensation charge	916	853
Loss on asset sales and disposals	1,179	1,427
Loss on extinguishment of debt	3,003	—
Provision for expected credit losses	1,054	272
Other	2,159	2,746
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(7,109)	(19,339)
Inventories	(4,061)	(5,023)
Prepaid expenses and other current assets	(19,794)	(11,497)
Accounts payable	24,707	12,687
Accrued interest expense	(23,155)	(21,769)
Other current liabilities	14,004	123,319
Other assets and liabilities	122	6,053
Net cash used in operating activities	(8,500)	(34,281)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(3,686)
Capital expenditures	(21,675)	(22,004)
Proceeds from sale of assets	398	556
Net cash used in investing activities	(21,277)	(25,134)

Cash flows from financing activities:
Preferred unit distributions	(15,578)	(15,568)
Payments on long-term debt	(1,100)	(1,224)
Proceeds from issuance of long-term debt	650,000	—
Payment for settlement and early extinguishment of liabilities	(650,000)	—
Cash paid for principal portion of finance lease liability	(3,598)	(2,128)
Cash paid for financing costs	(18,141)	(1,072)
Other, net	(309)	2,868
Net cash used in financing activities	(38,726)	(17,124)

Net change in cash and cash equivalents	(68,503)	(76,539)
Cash and cash equivalents - beginning of period	96,582	123,732
Cash and cash equivalents - end of period	$28,079	$47,193

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note E “Preferred units”), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of October 31, 2025, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the three months ended October 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2026.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas’ Annual Report on Form 10-K for fiscal 2025.

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

(4) New accounting standards

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). In addition to new disclosures associated with the reconciliation of the effective tax rate to the statutory rate, ASU 2023-09 requires information related to taxes paid to be disaggregated for federal and state taxes and further disaggregated for specific jurisdictions to the extent they exceed a quantitative threshold. ASU 2023-09 is effective prospectively with an option for retrospective application for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 prospectively as of August 1, 2025. The adoption of this guidance may increase disclosures related to income taxes within the Company’s Annual Report on Form 10-K for the year ended July 31, 2026 but will not have any impact on its financial statements.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s Statement of Operations, to provide enhanced transparency to investors. The update may be applied either prospectively or retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt ASU 2024-03 starting with our Form 10-K for the year ended July 31, 2028, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended October 31, 2028, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.

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

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	October 31, 2025	July 31, 2025
Propane gas and related products	$70,606	$66,052
Appliances, parts and supplies, and other	21,262	21,755
Inventories	$91,868	$87,807

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2025, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 5.3 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	October 31, 2025	July 31, 2025
Broker margin deposit assets	$13,275	$6,222
Price risk management asset	2,344	3,244
Other prepaid expenses	10,500	13,458
Other	19,358	7,547
Prepaid expenses and other current assets	$45,477	$30,471

The operating partnership

Prepaid expenses and other current assets consist of the following:

	October 31, 2025	July 31, 2025
Broker margin deposit assets	$13,275	$6,222
Price risk management asset	2,344	3,244
Other prepaid expenses	10,500	13,458
Other	19,213	7,465
Prepaid expenses and other current assets	$45,332	$30,389

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	October 31, 2025	July 31, 2025
Accrued interest	$5,163	$28,318
Customer deposits and advances	37,635	31,640
Accrued payroll	25,842	31,072
Accrued insurance	18,190	15,314
Broker margin deposit liability	1,261	2,193
Accrued senior preferred units distributions	18,103	17,280
Accrued miscellaneous	49,269	47,578
Other	60,589	41,759
Other current liabilities	$216,052	$215,154

The operating partnership

Other current liabilities consist of the following:

	October 31, 2025	July 31, 2025
Accrued interest	$5,163	$28,318
Customer deposits and advances	37,635	31,640
Accrued payroll	25,842	31,072
Accrued insurance	18,190	15,314
Broker margin deposit liability	1,261	2,193
Accrued senior preferred units distributions	18,103	17,280
Accrued miscellaneous	49,269	47,578
Other	59,922	41,167
Other current liabilities	$215,385	$214,562

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended October 31,
	2025	2024
Operating expense - personnel, vehicle, plant and other	$74,023	$70,347
Depreciation and amortization expense	4,563	3,871
Operating expense - equipment lease expense	1,708	3,195
Shipping and handling expenses	$80,294	$77,413

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2025	2024
Cash paid for:
Interest	$47,654	$45,098
Income taxes	$79	$77
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$—	$635
Change in accruals for property, plant and equipment additions	$(155)	$15
Lease liabilities arising from operating ROU assets	$2,830	$1,436
Lease liabilities arising from finance ROU assets	$8,302	$9
Accrued senior preferred units distributions	$18,103	$18,106
Acquisition of assets in failed sale-leaseback	$—	$3,096
Change in liability in connection with failed sale-leaseback	$(309)	$2,868

D.    Debt

Long-term debt

Long-term debt consists of the following:

	October 31, 2025	July 31, 2025
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$—	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000
Fixed rate, 9.250%, due 2031 (2)	650,000	—

Notes payable
9.0% and 8.9% weighted average interest rate at October 31, 2025 and July 31, 2025, respectively, due 2026 to 2032, net of unamortized discount of $699 and $800 at October 31, 2025 and July 31, 2025, respectively	3,749	4,748
Total debt, excluding unamortized debt issuance and other costs	1,478,749	1,479,748
Unamortized debt issuance and other costs	(24,108)	(12,108)
Less: current portion of long-term debt (3)	1,828	652,178
Long-term debt	$1,452,813	$815,462
(1)	The senior notes due 2026 were redeemed in full on October 27, 2025. See “Senior unsecured notes” section below.
(2)	The senior notes due 2031 were issued on October 27, 2025. See “Senior unsecured notes” section below.
(3)	As of July 31, 2025, this included the $650.0 million aggregate principal amount of 5.375% senior notes due April 1, 2026.

Senior secured revolving credit facility

The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended from time to time (as so amended, including by the Seventh Amendment (as defined below), the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which prior to the Seventh Amendment, provided for a four-year revolving credit facility (as modified by the Seventh Amendment, the “Credit Facility”), with a maturity date of December 31, 2025, in an aggregate principal amount of up to $308.8 million.

On October 27, 2025, the operating partnership entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) which, among other things, extended the maturity date to October 27, 2028 and increased the maximum borrowing capacity to $350.0 million, with availability subject to a periodic borrowing base calculation, and an accordion feature allowing for increases by up to $50.0 million in the aggregate subject to customary conditions. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit.

As of October 31, 2025, the operating partnership had no short-term borrowings.

All borrowings under the Credit Facility are guaranteed by the general partner and the direct and indirect subsidiaries of the operating partnership (other than Ferrellgas Finance Corp., Ferrellgas Receivables, LLC, Bridger Logistics, LLC and all of the direct and indirect subsidiaries of Bridger Logistics, LLC) and a limited-recourse guaranty from Ferrellgas Partners (limited to its equity interests in the operating partnership). Additionally, all borrowings are secured, on a first priority basis, by substantially all of the assets of the operating partnership and its subsidiaries and all of the equity interests in the operating partnership held by the general partner and Ferrellgas Partners.

Availability under the Credit Facility is, at any time, an amount equal to (a) the lesser of the lenders’ revolving commitments ($350.0 million initially following the Seventh Amendment) and the Borrowing Base (as defined below) minus (b) the sum of the aggregate outstanding amount of borrowings under the Credit Facility plus the undrawn amount of outstanding letters of credit under the Credit Facility plus unreimbursed drawings in respect of letters of credit (unless otherwise converted into revolving loans). The “Borrowing Base” equals the sum of: (a) $250.0 million, plus (b) 80% of the eligible accounts receivable of the operating partnership and its subsidiaries, plus (c) 70% of the eligible propane inventory of the operating partnership and its subsidiaries, valued at weighted average cost, less (d) certain reserves, as determined and subject to certain modifications by the administrative agent in its permitted discretion.

Amounts borrowed under the Credit Facility bear interest, at the operating partnership’s option, at either (a) for base rate loans, (i) a base rate determined by reference to the highest of (A) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (B) the NYFRB Rate from time to time plus 0.50% per annum and (C) the term Secured Overnight Financing Rate (“Term SOFR”) for a one-month interest period plus 1.00% per annum plus (ii) a margin of 1.25% to 2.25% per annum depending on the operating partnership’s total net leverage ratio or (b) for term benchmark loans, (i) a rate determined by reference to the Term SOFR plus (ii) a margin of 2.25% to 3.25% per annum depending on the operating partnership’s total net leverage ratio. The operating partnership will be required to pay an undrawn fee to the lenders on the average daily unused amount of the Credit Facility at a rate of 0.375% to 0.50% per annum.

The Credit Agreement contains customary representations, warranties, covenants and events of default and requires the operating partnership to maintain the following ratios:

Financial Covenant	Ratio
Minimum interest coverage ratio (1)	2.50x
Maximum secured leverage ratio (2)	2.50x
Maximum total net leverage ratio (3)	5.25x
(1)	Defined generally as the ratio of adjusted EBITDA to cash interest expense.
(2)	Defined generally as the ratio of total first priority secured indebtedness to adjusted EBITDA.
(3)	Defined generally as the ratio of total indebtedness (net of unrestricted cash, subject to certain limits) to adjusted EBITDA.

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, redemptions of Preferred Units conditional to a refinancing event, and other restricted payments if (i) availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the commitments and (ii) the operating partnership’s total net leverage ratio is not greater than (x) 5.25 to 1.0 for any quarter ending prior to April 30, 2027 and (y) 5.0 to 1.0 for any quarter ending on or after April 30, 2027. As of October 31, 2025, the operating partnership is in compliance with all of its debt covenants.

Senior unsecured notes

On October 27, 2025, the operating partnership and Ferrellgas Finance Corp. (collectively, the “Issuers”) issued $650.0 million aggregate principal amount of 9.250% senior notes due 2031 (the “2031 Notes”) at an offering price equal to 100% of the principal amount thereof. Net proceeds of approximately $637.5 million, after deducting the initial purchasers’ discount and offering expenses, were used, together with cash on hand, to redeem all $650.0 million aggregate principal amount of the Issuers’ 5.375% senior notes due April 1, 2026 (the “2026 Notes”).

The 2031 Notes were issued pursuant to an indenture dated October 27, 2025 and will mature on January 15, 2031.  Interest is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2026. The 2031 Notes are senior unsecured obligations of the Issuers and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp., Ferrellgas Receivables, LLC, Bridger Logistics, LLC and all of the subsidiaries of Bridger Logistics, LLC. At any time prior to January 15, 2028, the 2031 Notes may be redeemed at the Issuers’ option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2031 Notes redeemed, plus a make-whole premium and accrued and unpaid interest. Additionally, prior to January 15, 2028, the Issuers may, at their option, on any one or more occasions redeem up to 40% of the principal amount of the 2031 Notes in an amount not in excess of certain equity offerings at a redemption price of 109.250% of the principal amount of the 2031 Notes, plus accrued and unpaid interest. On and after January 15, 2028, the Issuers have the right to redeem the 2031 Notes, in whole or in part, at the redemption prices set forth in the indenture governing the 2031 Notes, plus accrued and unpaid interest.

The operating partnership also has $825.0 million aggregate principal amount of 5.875% senior notes due April 1, 2029 (the “2029 Notes”) issued and outstanding pursuant to an indenture dated March 30, 2021. The 2029 Notes are senior unsecured obligations of the Issuers and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp., Ferrellgas Receivables, LLC, Bridger Logistics, LLC and all of the subsidiaries of Bridger Logistics, LLC. The 2029 Notes may be redeemed at the issuers’ option, in whole or in part, at the redemption prices set forth in the indenture governing such notes, plus accrued and unpaid interest. Beginning April 1, 2026, the 2029 Notes may be redeemed at par plus accrued and unpaid interest.

The indentures governing the 2029 Notes and 2031 Notes contain customary affirmative and negative covenants restricting, among other things, the ability of the operating partnership and its restricted subsidiaries to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, Ferrellgas Partners and the general partner, redemptions of Preferred Units and other restricted payments (i) only in limited amounts specified in the indentures and (ii) only if the operating partnership’s net leverage ratio (defined generally to mean the ratio of consolidated total net debt to trailing four quarters consolidated EBITDA, both as adjusted for certain, specified items) is not greater than:

●	under the indenture governing the 2029 Notes, 5.00 to 1.00, and
●	under the indenture governing the 2031 Notes, (i) 5.25 to 1.00 through the four-quarter period ending January 31, 2027 and (ii) 5.00 to 1.00 for the four-quarter period ending April 30, 2027 and thereafter, in each case, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of October 31, 2025, the operating partnership is in compliance with all of its debt covenants.

Loss on extinguishment of debt

As discussed above, all of the 2026 Notes were redeemed on October 27, 2025. This transaction resulted in a loss on extinguishment of debt, with the components listed below:

For the three months ended
October 31, 2025
Debt extinguishment costs	$1,556
Unamortized deferred financing costs	1,447
Total loss on extinguishment of debt	$3,003

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2026	$1,078
2027	1,310
2028	910
2029	825,550
2030	200
Thereafter	650,400
Total	$1,479,448

On January 15, 2025, letters of credit in an aggregate principal amount of $75.0 million, for two $37.5 million payments, were issued pursuant to a settlement agreement. A $37.5 million settlement payment was made on June 16, 2025, which leaves a $37.5 million letter of credit as of October 31, 2025, related to the final settlement payment due on or before January 15, 2026. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at October 31, 2025 and July 31, 2025 totaled $156.8 million and $121.9 million, respectively.

As of October 31, 2025, Ferrellgas had available borrowing capacity under its Credit Facility of $193.2 million. Assets subject to lien under the Credit Facility were $380.2 million as of October 31, 2025.

E.    Preferred units

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

Change of Control

Upon a Change of Control (as defined in the OpCo LPA Amendment), the Required Holders will have the option to require the redemption of all or a portion of the Preferred Units in cash in an amount equal to the Redemption Price; provided, that such Redemption Price shall not be payable unless the operating partnership shall have first made any required change of control offer pursuant to the indentures governing the 2029 Notes and the 2031 Notes and purchased all such 2029 Notes and 2031 Notes tendered pursuant to such offer (unless otherwise waived by such noteholders); provided, further that the Redemption Price shall be paid immediately following the purchase of such tendered Notes (if any).

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at October 31, 2025 and July 31, 2025, are immaterial to the financial statements.

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

On November 15, 2025, $15.4 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. As of October 31, 2025, the Quarterly Distribution accrued was $18.1 million. The remaining Quarterly Distribution accrual of $2.7 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

On November 15, 2024, $15.4 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. As of October 31, 2024, the Quarterly Distribution accrued was $18.1 million. The remaining Quarterly Distribution accrual of $2.7 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

F.    Equity (Deficit)

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through October 31, 2025.

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

Ferrellgas Partners will only be able to redeem the Class B Units to the extent it receives sufficient distributions from the operating partnership, and the operating partnership is limited in its ability to make distributions by the indentures that govern the 2029 Notes and the 2031 Notes, the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units.

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

Class A Units

As of October 31, 2025 and July 31, 2025, Class A Units were beneficially owned by the following:

	October 31, 2025	July 31, 2025
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Market under the symbol “FGPR.”
(2)	Effective August 5, 2024, James E. Ferrell was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders, Class B Unitholders, or the general partner during the three months ended October 31, 2025 and 2024.

Ferrellgas Partners made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of its Class B Units in fiscal 2022. See Note M “Net loss per unitholders’ interest” for additional information.

Accumulated other comprehensive income (“AOCI”)

See Note I “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three months ended October 31, 2025 and 2024.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the three months ended October 31, 2025 and 2024, the general partner made non-cash contributions of $18.0 thousand and $17.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

The operating partnership did not make any distributions to Ferrellgas Partners or the general partner during the three months ended October 31, 2025 and 2024.

See additional discussions about transactions with related parties in Note J “Transactions with related parties.”

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest (excluding the interest attributable to the Preferred Units) concurrent with the issuance of other additional equity.

During the three months ended October 31, 2025 and 2024, the general partner made non-cash contributions of $9.0 thousand to the operating partnership to maintain its 1.0101% general partner interest.

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

	For the three months ended October 31,
	2025	2024
Retail - Sales to End Users	$216,013	$215,279
Wholesale - Sales to Resellers	109,582	113,849
Other Gas Sales	3,719	7,670
Other	25,875	27,287
Propane and related equipment revenues	$355,189	$364,085

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	For the three months ended October 31,
	2025	2024	2023
Contract assets	$5,200	$2,824	$4,771
Contract liabilities
Deferred revenue (1)	$54,131	$57,722	$59,147
(1)	Of the beginning balance of deferred revenue, $14.4 million and $14.9 million was recognized as revenue during the three months ended October 31, 2025 and 2024, respectively. The unrecognized balance relates to even-pay billing amounts, for which revenue is typically fully recognized in the following fiscal year and varies primarily due to weather conditions and customer orders.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2025 and July 31, 2025:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
October 31, 2025:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$2,536	$—	$2,536
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(12,598)	$—	$(12,598)

July 31, 2025:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,570	$—	$3,570
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(3,654)	$—	$(3,654)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the three months ended October 31, 2025 and the fiscal year ended July 31, 2025.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2025 and July 31, 2025, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,441.9 million and $1,404.9 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

See Note L “Unit-Based Compensation”. Ferrellgas accrues for vested phantom units as a liability and adjusts that liability on a recurring basis based on the average market price of its Class A units for the ten trading days preceding each balance sheet date, which is a Level 1 valuation based on the observable inputs for quoted market prices.

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

Derivative instruments and hedging activity

During the three months ended October 31, 2025 and 2024, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of October 31, 2025 and July 31, 2025:

	Final	October 31, 2025
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2027
Commodity derivatives-propane		Prepaid expenses and other current assets	$2,344	Other current liabilities	$12,162
Commodity derivatives-propane		Other assets, net	192	Other liabilities	436
		Total	$2,536	Total	$12,598

	Final	July 31, 2025
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2026
Commodity derivatives-propane		Prepaid expenses and other current assets	$3,244	Other current liabilities	$3,306
Commodity derivatives-propane		Other assets, net	326	Other liabilities	348
		Total	$3,570	Total	$3,654

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

The following tables provide a summary of cash margin balances As of October 31, 2025 and July 31, 2025:

	October 31, 2025
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$13,275	Other current liabilities	$1,261
	Other assets, net	588	Other liabilities	—
	Total	$13,863	Total	$1,261

	July 31, 2025
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,222	Other current liabilities	$2,193
	Other assets, net	949	Other liabilities	249
	Total	$7,171	Total	$2,442

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three months ended October 31, 2025 and 2024 due to derivatives designated as cash flow hedging instruments:

For the three months ended October 31, 2025
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(11,841)	Cost of sales - propane and other gas liquids sales	$(1,863)	$—

For the three months ended October 31, 2024
Amount of Loss
	Amount of Gain	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$4,190	Cost of sales - propane and other gas liquids sales	$(687)	$—

Accumulated other comprehensive (loss) income

Ferrellgas Partners

The changes in derivatives included in AOCI for the three months ended October 31, 2025 and 2024 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2025	2024
Beginning balance attributable to Ferrellgas Partners, L.P.	$(95)	$2,025
Change in value of risk management commodity derivatives	(11,841)	4,190
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	1,863	687
Less: amount attributable to noncontrolling interests	(101)	49
Ending balance attributable to Ferrellgas Partners, L.P.	$(9,972)	$6,853

The operating partnership

The changes in derivatives included in AOCI for the three months ended October 31, 2025 and 2024 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2025	2024
Beginning balance	$(83)	$2,059
Change in value of risk management commodity derivatives	(11,841)	4,190
Reclassification of losses on commodity hedges to cost of sales - propane and other gas liquids sales, net	1,863	687
Ending balance	$(10,061)	$6,936

Ferrellgas expects to reclassify net losses of approximately $9.8 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the three months ended October 31, 2025 and 2024, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2025, Ferrellgas had financial derivative contracts covering 5.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at October 31, 2025, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of October 31, 2025.

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

	For the three months ended October 31,
	2025	2024
Operating expense	$72,102	$74,292

General and administrative expense	$11,661	$12,082

See additional discussions about transactions with the general partner and related parties in Note F “Equity (Deficit).”

Issuance of letters of credit on behalf of Ferrellgas Partners by the operating partnership

As described in Note D “Debt,” the operating partnership guaranteed the issuance of a $37.5 million letter of credit related to a settlement agreement.

K.    Contingencies and commitments

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

Long-term debt related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing its senior notes. See Note D “Debt” for a description of these debt obligations and a schedule of future maturities.

L. Unit-Based compensation

Non-Employee Director Phantom Unit Plan

The Board adopted the Non-Employee Director Phantom Unit Plan (“Phantom Plan”) in June 2025. Under the terms of the Phantom Plan, the Board’s Compensation Committee may grant Phantom Unit awards annually to non-employee Directors for the right to receive cash compensation, once vested, equal to the fair market value of the Company’s Class A Units, subject to any maximum payment value the Compensation Committee may set.

Once vested, the grants will be paid on the first to occur of (i) termination of service without cause, (ii) a change of control, or (iii) the third anniversary of the grant date. The 2025 and 2026 grants are each subject to an aggregate maximum payment value of $2.6 million.

Grants awarded subsequent to fiscal 2025 will vest 100% on the first anniversary of the grant date or upon the grantee’s death (if before). Once vested, awards will be paid as noted above. In the event a grantee terminates his or her services as a director, unvested awards will be forfeited. In the event a grantee’s services terminate for cause, both vested and unvested awards will be forfeited.

The table below summarizes activity related to the Phantom Plan as of October 31, 2025:

Phantom Units
Outstanding, July 31, 2025 (1)	89,103
Granted (2)	59,444
Outstanding, October 31, 2025	148,547

(1)	July 2025 grants vested September 25, 2025.
(2)	October 2025 grants will vest on October 9, 2026.

As of October 31, 2025, and July 31, 2025, we recognized non-cash compensation expense of $1.3 million and $0.4 million, respectively, for the grants in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. As of October 31, 2025, the 2025 grants of 89,103 are fully vested. The 2026 grants have a weighted-average remaining contractual term of 0.94 years for vesting purposes as of October 31, 2025. The fair value of each grant is estimated on each balance sheet date using the average closing price of one Class A Unit for the ten trading days preceding the applicable measurement date as quoted on the OTC market, per the Phantom Plan. The grants have a fair value of $18.41 per unit as of October 31, 2025.

M.    Net loss per unitholders’ interest

Below is a calculation of the basic and diluted net loss per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended October 31,
	2025	2024

Net loss attributable to Ferrellgas Partners, L.P.	$(26,927)	$(146,668)
Less: Distributions to preferred unitholders	16,481	16,232
Less: General partner’s interest in net loss	(269)	(1,467)
Undistributed net loss attributable to Class A unitholders	$(43,139)	$(161,433)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6
Basic and diluted net loss per Class A Unit	$(8.88)	$(33.23)

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

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM assesses segment performance and decides how to allocate resources based on “Net loss,” a GAAP measure. The measure of segment assets is reported on the consolidated balance sheets as “Total assets” and the measure of capital expenditures is reported on the consolidated statements of cash flows as “Capital expenditures” in the investing activities section.

Ferrellgas Partners

Reconciliation of segment results to consolidated Net loss

	Three months ended October 31,
	2025	2024
Revenues	$355,189	$364,085
Less:
Cost of sales	160,030	168,802
Operating expense - personnel, vehicle, plant and other:
Personnel (1)	85,549	81,461
Vehicle (1)	25,727	24,835
Plant and other (1)	38,489	41,878
Operating expense - equipment lease expense	4,192	5,504
Other segment items (2)	1,512	1,423
General and administrative expense:
Litigation settlement (1)	—	125,000
General and administrative expense	12,014	12,926
Depreciation and amortization expense	25,220	24,325
Interest expense	26,651	26,081
Loss on extinguishment of debt	3,003	—
Income tax expense	166	180
Net loss	$(27,364)	$(148,330)

_______________

(1)	Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items include “Non-cash employee stock ownership plan compensation charge,” “Loss on asset sales and disposals” and “Other income, net.”

The Operating partnership

Reconciliation of segment results to consolidated Net loss

	Three months ended October 31,
	2025	2024
Revenues	$355,189	$364,085
Less:
Cost of sales	160,030	168,802
Operating expense - personnel, vehicle, plant and other:
Personnel (1)	85,549	81,461
Vehicle (1)	25,727	24,835
Plant and other (1)	38,489	41,878
Operating expense - equipment lease expense	4,192	5,504
Other segment items (2)	1,515	1,428
General and administrative expense:
Litigation settlement (1)	—	125,000
General and administrative expense	11,392	12,926
Depreciation and amortization expense	25,220	24,325
Interest expense	26,651	26,081
Loss on extinguishment of debt	3,003	—
Income tax expense	166	180
Net loss	$(26,745)	$(148,335)

_________________

(1)	Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items include “Non-cash employee stock ownership plan compensation charge,” “Loss on asset sales and disposals” and “Other income, net.”

O.    Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2025	July 31, 2025
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	43,209	43,209
Accumulated deficit	(44,209)	(44,209)
Total stockholder’s equity	—	—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2025	2024
General and administrative expense	$—	$—

Net loss	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

For the three months ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$—	$—
Changes in operating assets and liabilities:
Other current liabilities	—	—
Cash used in operating activities	—	—

Cash flows from financing activities:
Capital contribution	—	—
Cash provided by financing activities	—	—

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of October 31, 2025, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date Partners Finance Corp.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2025	July 31, 2025
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	105,566	105,566
Accumulated deficit	(106,566)	(106,566)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended October 31,
	2025	2024
General and administrative expense	$—	$—

Net loss	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

For the three months ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$—	$—
Cash used in operating activities	—	—

Cash flows from financing activities:
Capital contribution	—	—
Cash provided by financing activities	—	—

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. On October 27, 2025, the operating partnership and Ferrellgas Finance Corp. (collectively, the “Issuers”) issued $650.0 million aggregate principal amount of 9.250% senior notes due January 15, 2031 (the “2031 Notes”) at an offering price equal to 100% of the principal amount thereof. Net proceeds of approximately $637.5 million, after deducting the initial purchasers’ discount and offering expenses were used, together with cash on hand, to redeem all $650.0 million aggregate principal amount of the Issuers’ 5.375% senior notes due April 1, 2026 (the “2026 Notes”).

Finance Corp. is also liable for borrowings under the operating partnership’s Credit Facility. On October 27, 2025, the operating partnership entered into the Seventh Amendment to the Credit Agreement which, among other things, extended the maturity date to October 27, 2028 and increased the maximum borrowing capacity to $350.0 million, with availability subject to a periodic borrowing base calculation, and an accordion feature allowing for increases by up to $50.0 million in the aggregate subject to customary conditions. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit.

As of October 31, 2025, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $825 million aggregate principal amount of unsecured senior notes due April 1, 2029, issued on March 30, 2021, and (ii) the 2031 Notes.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict. Some of the risk factors that may affect our business, financial condition or results of operations include:

●	the effect of weather conditions on the demand for propane;
●	the prices of wholesale propane, motor fuel and crude oil;
●	disruptions to the supply of propane;
●	competition from other industry participants and other energy sources;
●	energy efficiency and technology advances;
●	significant delays in the collection of accounts or notes receivable;
●	customer, counterparty, supplier or vendor defaults;
●	changes in demand for, and production of, hydrocarbon products;
●	increased trucking and rail regulations;
●	inherent operating and litigation risks in gathering, transporting, handling and storing propane;
●	our inability to complete acquisitions or to successfully integrate acquired operations;
●	costs of complying with, or liabilities imposed under, environmental, health and safety laws;
●	the impact of pending and future legal proceedings;
●	the interruption, disruption, failure or malfunction of our information technology systems including due to cyber-attack;
●	the impact of changes in tax law that could adversely affect the tax treatment of Ferrellgas Partners for federal income tax purposes;
●	economic and political instability, particularly in areas of the world tied to the energy industry, including the ongoing conflict between Russia and Ukraine and in the Middle East;
●	disruptions in the capital and credit markets, related to the evolving global tariff environment or otherwise; and
●	access to available capital to meet our operating and debt-service requirements.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2025 and in any more recent filings with the SEC. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

Recent developments

Issuance of Senior Unsecured Notes and Redemption of Previously Issued Unsecured Notes

On October 27, 2025, $650.0 million of 9.250% senior notes were issued. Net proceeds of approximately $637.5 million, after deducting the initial purchasers’ discount and offering expenses, were used, together with cash on hand, to redeem all $650.0 million aggregate principal amount of the Issuers’ 5.375% senior notes due April 1, 2026.

Amendment of Credit Agreement

On October 27, 2025, the operating partnership entered into the Seventh Amendment to the Credit Agreement (as defined in Note D “Debt”) which, among other things, extended the maturity date to October 27, 2028 and increased the maximum borrowing capacity to $350.0 million initially.

See Note D “Debt” to the condensed consolidated financial statements for additional information.

Overview

Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners and the operating partnership.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, the operating partnership and Ferrellgas Partners Finance Corp. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Class B Units and the Preferred Units, owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. For information regarding the economic and other terms of the Class B Units and the Preferred Units, see Note F “Equity (Deficit)” and Note E “Preferred units” to our condensed consolidated financial statements included elsewhere herein.

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

The Class A Units of Ferrellgas Partners are traded on the OTC Market under the symbol “FGPR.”

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

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our audited historical consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for fiscal 2025 and in our unaudited historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

With the information published by the National Oceanic and Atmospheric Administration (“NOAA”) unavailable due to the recent government shutdown, we evaluated weather reporting through AccuWeather and determined it produced comparable results. Based on the quality of results and consistency of reporting, in addition to align with our internal reporting, it was decided to move from NOAA to AccuWeather reporting going forward. We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. Normal temperatures computed by us are the average of the last 10 years of information published by AccuWeather. Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2026 and 2027 sales commitments and, as of October 31, 2025, we have experienced net mark-to-market losses of approximately $10.1 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2025, we estimate 93% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended October 31, 2025 and 2024

During the three months ended October 31, 2025 and 2024, we recognized a net loss attributable to Ferrellgas Partners, L.P. of $26.9 million and $146.6 million, respectively. The $119.7 million decrease was due to a decrease of $125.9 million in “General and administrative expense” primarily related to an accrual for a $125.0 million legal settlement in fiscal 2025, which was partially offset by a $3.0 million increase in “Loss on extinguishment of debt.” See Note D “Debt” in the notes to our condensed consolidated financial statements for more information.

Distributable cash flow attributable to equity investors decreased to $(0.6) million for the three months ended October 31, 2025 compared to $3.4 million for the prior year period, primarily due to decreases of $6.5 million in Adjusted EBITDA and an increase of $1.4 million in “Net cash interest expense”, which was partially offset by a decrease of $4.1 million in “Maintenance capital expenditures”. The decrease in “Maintenance capital expenditures” primarily relates to failed sale-leaseback arrangements that occurred in fiscal 2025.

During the three months ended October 31, 2025 and 2024, we had a distributable cash flow shortage of $17.0 million and $12.9 million, respectively. This $4.1 million increase was primarily due to the $4.0 million decrease in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended October 31,
(amounts in thousands)	2025	2024
Total revenues	$355,189	$364,085

Total cost of sales	160,030	168,802

Operating expense - personnel, vehicle, plant and other	149,765	148,174
Depreciation and amortization expense	25,220	24,325
General and administrative expense	12,014	137,926
Operating expense - equipment lease expense	4,192	5,504
Non-cash employee stock ownership plan compensation charge	916	853
Loss on asset sales and disposals	1,179	1,427
Operating income (loss)	1,873	(122,926)
Interest expense	(26,651)	(26,081)
Loss on extinguishment of debt	(3,003)	—
Other income, net	583	857
Loss before income taxes	(27,198)	(148,150)
Income tax expense	166	180
Net loss	(27,364)	(148,330)
Net loss attributable to noncontrolling interest	(437)	(1,662)
Net loss attributable to Ferrellgas Partners, L.P.	$(26,927)	$(146,668)

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow shortage.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net loss attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on extinguishment of debt, loss on asset sales and disposals, other income, net, legal fees and settlements related to non-core businesses, legal fees and settlements related to core businesses, business transformation costs, and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Distributable Cash Flow Shortage. Distributable cash flow shortage is calculated as Distributable cash flow attributable to Class A and B Unitholders minus Distributions paid to Class A and B Unitholders. Distributable cash flow excess, if any, is retained to establish reserves, to reduce debt, to fund capital expenditures and for other partnership purposes, and any shortage is funded from previously established reserves, cash on hand or borrowings under our Credit Facility. Management considers Distributable cash flow shortage a meaningful measure of the partnership’s ability to effectuate those purposes. Distributable cash flow shortage, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of distributable cash flow shortage that will not occur on a continuing basis may have associated cash payments. Distributable cash flow shortage should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow shortage to Net loss attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three months ended October 31, 2025 and 2024:

	Three months ended October 31,
(amounts in thousands)	2025	2024
Net loss attributable to Ferrellgas Partners, L.P.	$(26,927)	$(146,668)
Income tax expense	166	180
Interest expense	26,651	26,081
Depreciation and amortization expense	25,220	24,325
EBITDA	25,110	(96,082)
Non-cash employee stock ownership plan compensation charge	916	853
Loss on extinguishment of debt	3,003	—
Loss on asset sales and disposals	1,179	1,427
Other income, net	(583)	(857)
Legal fees and settlements related to non-core businesses	—	127,386
Legal fees and settlements related to core businesses	—	4,040
Business transformation costs (1)	121	706
Net loss attributable to noncontrolling interest	(437)	(1,662)
Adjusted EBITDA	29,309	35,811
Net cash interest expense (2)	(23,915)	(22,473)
Maintenance capital expenditures (3)	(6,288)	(10,414)
Cash paid for income taxes	(79)	(77)
Proceeds from certain asset sales	398	556
Distributable cash flow attributable to equity investors	(575)	3,403
Less: Distributions accrued or paid to preferred unitholders	16,481	16,232
Distributable cash flow attributable to general partner and non-controlling interest	12	(68)
Distributable cash flow attributable to Class A and B unitholders	(17,044)	(12,897)
Less: Distributions paid to Class A and B unitholders (4)	—	—
Distributable cash flow shortage	$(17,044)	$(12,897)
(1)Non-recurring costs included in “Operating, general and administrative expense” related to business transformation initiatives.
(2)Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(3)Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(4)The Company did not pay any distributions to Class A or Class B unitholders during fiscal 2026 and fiscal 2025.

Operating Results for the three months ended October 31, 2025 and 2024

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2025	2024	Increase (Decrease)
As of October 31,
Retail customers (1)	899,342	902,284	(2,942)	(0)%
Tank exchange selling locations	64,310	68,164	(3,854)	(6)%

(amounts in thousands)
Three months ended October 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	105,063	106,731	(1,668)	(2)%
Wholesale - Sales to Resellers	43,622	51,240	(7,618)	(15)%
	148,685	157,971	(9,286)	(6)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$216,013	$215,279	$734	0%
Wholesale - Sales to Resellers	109,582	113,849	(4,267)	(4)%
Other Gas Sales (2)	3,719	7,670	(3,951)	(52)%
Other (3)	25,875	27,287	(1,412)	(5)%
Propane and related equipment revenues	$355,189	$364,085	$(8,896)	(2)%

Gross Margin -
Propane and other gas liquids sales gross margin: (4)
Retail - Sales to End Users (2)	$110,950	$119,073	$(8,123)	(7)%
Wholesale - Sales to Resellers (2)	62,019	53,369	8,650	16%
Other (3)	22,190	22,841	(651)	(3)%
Propane and related equipment gross profit	$195,159	$195,283	$(124)	(0)%

Operating, general and administrative expense (5)	$161,779	$286,100	$(124,321)	(43)%
Operating expense - equipment lease expense	4,192	5,504	(1,312)	(24)%

Operating income	$1,873	$(122,926)	$124,799	(102)%

Depreciation and amortization expense	25,220	24,325	895	4%
Non-cash employee stock ownership plan compensation charge	916	853	63	7%
Loss on asset sales and disposals	1,179	1,427	(248)	(17)%
Legal fees and settlements related to non-core businesses	—	127,386	(127,386)	NM
Legal fees and settlements related to core businesses	—	4,040	(4,040)	100%
Business transformation costs	121	706	(585)	(83)%
Adjusted EBITDA	$29,309	$35,811	$(6,502)	(18)%

NM – Not meaningful

(1)	Beginning in the first quarter of fiscal 2026, we refined our methodology for determining active customers to better align with business initiatives and internal reporting. The updated approach identifies customers based on invoiced billing activity from all revenue streams including rent, services, fees, and appliance sales, in addition to propane delivery. It also captures unique delivery locations, rather than billing accounts. Management believes this provides a more meaningful measure of customer activity. Prior period amounts have been updated to reflect this change. The revision did not affect any financial metrics.
(2)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(3)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(4)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(5)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the three months ended October 31, 2025 decreased 9.3 million gallons, or 6%, compared to the prior year period. Wholesale gallons sold decreased 15%, or 7.6 million gallons, and retail gallons sold decreased 1.7 million gallons, or 2%. The prior year demand related to Hurricane Helene and Hurricane Milton was the primary factor in the decrease in wholesale gallons sold as there were no major weather events during the first fiscal quarter of 2026. Average temperatures (measured by heating degree days) were 5% warmer than normal (based on AccuWeather’s ten-year average) but 18% cooler than the prior year quarter.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended October 31, 2025 averaged 2.9% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 9.9% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.68 and $0.70 per gallon during the three months ended October 31, 2025 and 2024, respectively, while the wholesale market price at Conway, Kansas averaged $0.64 and $0.71 per gallon during the three months ended October 31, 2025 and 2024, respectively.

Revenues

Retail sales slightly increased $0.7 million compared to the prior year period despite the decrease in wholesale propane prices noted above. Sales to residential and agricultural customers increased $2.8 million, partially offset by decreases related to transport and industrial commercial customers. Retail gallons sold decreased 1.7 million gallons, or 2%, compared to the prior year period.

Wholesale sales decreased $4.3 million, or 4%, compared to the prior year period and gallons sold decreased 7.6 million gallons, or 15%, compared to the prior year period. The decrease was driven by a $4.3 million decrease in sales as the prior year quarter included demand driven by Hurricane Helene and Hurricane Milton.

Other gas sales decreased $4.0 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues decreased $1.4 million, or 5%, compared to the prior year period. The decrease was primarily due to decreases of $0.9 million in appliance sales and $0.8 million in miscellaneous revenues, which were partially offset by an increase of $0.3 million in tank rent as we set 10% more tanks this quarter due to customer demand.

Gross margin - Propane and other gas liquids sales

Gross margin increased $0.5 million due to an increase of $8.6 million in wholesale gross margin partially offset by a decrease of $8.1 million in retail gross margin. The overall increase was driven by a $8.0 million decrease in cost of sales, partially offset by a $7.5 million decrease in revenue.

The $8.6 million increase in wholesale gross margin was primarily due to an increase related to our tank exchange business as cost of product decreased 23% while revenues only decreased 5%. Additionally, our reseller business had an increase as cost of product decreased 27% while revenues increased 4%.

The $8.1 million decrease in retail gross margin was primarily driven by an increase of $8.2 million in cost of product for residential sales.

Margin per gallon for the quarter increased by $0.07 or 6%, compared to the prior year period due to the factors noted above.

Gross margin - other

Gross margin decreased $0.7 million, or 3%, compared to the prior year period.

Operating income

We had operating income of $1.9 million during the three months ended October 31, 2025 and an operating loss of $122.9 million during the three months ended October 31, 2024. The $124.8 million change was primarily due to the $125.0 million legal settlement in “General and administrative expense” noted above.

After adjusting for $4.0 million in legal fees and settlements related to core businesses related to the prior year quarter, “Operating expense – personnel, vehicle, plant and other” increased $5.6 million. The increase is comprised of increases of $4.1 million in personnel expense, $0.9 million in vehicle expense, and $0.6 million in plant and other.

The $4.1 million increase in personnel expense includes increases of $5.5 million in workers' compensation accruals and $2.8 million related to payroll costs, due to annual merit increases and a 1% increase in head count. These increases were partially offset by decreases of $3.3 million in medical and pharmacy claim expense and $0.9 million in overtime.

Vehicle expense increased $0.9 million for repairs and maintenance costs as we prepare our fleet for the upcoming winter season. Our telematics technology enables us to reduce idling time and enhance route efficiency.

The $0.6 million increase in plant and other was primarily due to increases of $0.9 million in legal expense and $0.5 million for property maintenance, which were partially offset by decreases of $0.4 million each for facility rent and marketing costs.

Adjusted EBITDA

Adjusted EBITDA decreased $6.5 million primarily due to an increase of $7.7 million in “Operating, general and administrative expense,” after adjusting for a $132.0 million decrease in EBITDA adjustments, primarily related to the $125.0 million legal settlement noted above and $4.0 million in legal fees and settlements related to core businesses, both of which related to the prior year period.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on October 27, 2025 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a four-year revolving credit facility (the “Credit Facility”), with a maturity date of October 27, 2028, in an aggregate principal amount of up to $350.0 million. An accordion feature allows for increases by up to $50.0 million in the aggregate subject to customary conditions. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. For additional discussion, see Note D “Debt” in the notes to our condensed consolidated financial statements.

As of October 31, 2025, our total liquidity was $221.6 million, which was comprised of $28.4 million in unrestricted cash and $193.2 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of October 31, 2025, letters of credit outstanding totaled $156.8 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

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

In October 2025, the operating partnership’s corporate rating was upgraded from B3 to B2 by Moody’s Investors Service (“Moody’s”) and our senior unsecured notes were upgraded from a Caa1 to a B3 rating by Moody’s. In October 2025, the operating partnership’s senior unsecured notes rating was upgraded from a CCC to a B rating by S&P Global Ratings.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended October 31, 2025 to the twelve months ended July 31, 2025 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Three months ended October 31, 2025	$(575)	$(17,056)	$16,481
Fiscal 2025	208,175	144,107	64,068
Less: Three months ended October 31, 2024	3,403	(12,829)	16,232
Twelve months ended October 31, 2025	$204,197	$139,880	$64,317	3.2x

Twelve months ended July 31, 2025	208,175	144,107	64,068	3.2x
Change	$(3,978)	$(4,227)	$249	0.0x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended October 31, 2025, distributable cash flow attributable to equity investors decreased $4.0 million compared to the twelve months ended July 31, 2025. This decrease is primarily driven by a decrease of $6.5 million in Adjusted EBITDA and an increase of $1.4 million in “Net cash interest expense”. These negative impacts were partially offset by a $4.1 million reduction in “Maintenance capital expenditures”. As of October 31, 2025, the accrued quarterly distribution to Preferred Unitholders was $18.1 million, net of tax. We paid $15.4 million of this distribution to holders, net of tax, on November 15, 2025. The remaining $2.7 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment.

We did not pay any cash distributions to our Class A Unitholders or the general partner during the three months ended October 31, 2025 and 2024, respectively. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Cash reserves, which we utilize to meet future anticipated expenditures, were $139.9 million and $144.1 million for the twelve months ended October 31, 2025 and July 31, 2025, respectively.

Operating Activities

Ferrellgas Partners

Net cash used in operating activities was $8.5 million and $34.3 million for the three months ended October 31, 2025 and 2024, respectively. The $25.8 million decrease in cash used in operating activities was primarily due to a $125.0 million increase in operating cash flow, and a $25.2 increase in working capital requirements. These increases were offset by a $109.3 million decrease in requirements for other current liabilities, an $8.4 million increase in prepaid expenses, a $5.3 million outflow associated with other assets and liabilities, and a $1.4 million increase in accrued interest.

The $125.0 million increase in operating cash flow was primarily due to a decrease of $125.9 million in “General and administrative expense”, primarily related to a prior year settlement agreement. The $25.2 million increase in working capital requirements was primarily due to increases in requirements of $12.2 million for accounts and notes receivable, net, increases in requirements of $12.0 million for accounts payable, and increases in requirements of $1.0 million for inventory.

The $109.3 million decrease in net cash requirements for other current liabilities was primarily driven by $87.5 million in litigation settlement payments.

The operating partnership

Net cash used in operating activities was $8.5 million and $34.3 million for the three months ended October 31, 2025 and 2024, respectively. The $25.8 million decrease in cash used in operating activities was primarily due to a $125.6 million increase in operating cash flow, and a $25.2 increase in working capital requirements. These increases were offset by a $109.4 million decrease in requirements for other current liabilities, an $8.3 million increase in prepaid expenses, a $5.9 million outflow associated with other assets and liabilities, and a $1.4 million increase in accrued interest.

The $125.6 million increase in operating cash flow was primarily due to a decrease of $125.9 million in “General and administrative expense”, primarily related to a prior-year settlement agreement. The $25.2 million increase in working capital requirements was primarily due to increases in requirements of $12.2 million for accounts and notes receivable, net, increases in requirements of $12.0 million for accounts payable, and increases in requirements of $1.0 million for inventory.

The $109.4 million decrease in net cash requirements for other current liabilities was primarily driven by $87.5 million in litigation settlement payments.

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

Net cash used in investing activities was $21.2 million and $25.1 million for the three months ended October 31, 2025 and 2024, respectively. The $3.9 million decrease in net cash used in investing activities was primarily due to a decrease of $3.7 million in “Business acquisitions, net of cash acquired.” We had no acquisitions during the three months ended October 31, 2025 and one acquisition during the three months ended October 31, 2024.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $38.7 million and $17.1 million for the three months ended October 31, 2025 and 2024, respectively. The $21.6 million increase in cash used in financing activities was primarily due to an increase of $17.1 million in cash paid for financing costs driven by the October 2025 refinancing transaction. The partnership issued $650.0 million aggregate principal amount of senior notes due 2031. The net proceeds received of $637.5 million, together with cash on hand, was used to redeem the $650.0 million senior notes due 2026, which is reflected in the proceeds from issuance of long-term debt and payments for settlement and early extinguishment of liabilities. The overall increase was also attributable to $1.5 million higher cash payments for the principal portion of lease liabilities and a $3.2 million unfavorable change related to failed sale-leaseback arrangements.

Letters of credit outstanding at October 31, 2025 and July 31, 2025 totaled $156.8 million and $121.9 million, respectively. The letters of credit were used to secure insurance arrangements, product purchases and commodity hedges. As of October 31, 2025, we had available borrowing capacity under our Credit Facility of $193.2 million. Propane assets subject to lien under the Credit Facility were $380.2 million as of October 31, 2025.

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

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remain outstanding, any distributions by Ferrellgas Partners to its partners must be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner is not less than 6:1. The Amended Ferrellgas Partners LPA permits Ferrellgas Partners, in the general partner’s discretion, to make distributions to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio, including paying 100% of any such distribution to Class B Unitholders. The Class B Units will not be convertible into Class A Units until Class B Unitholders receive distributions in the aggregate amount of $357.0 million, which was the $357.0 million aggregate principal amount of Ferrellgas Partners’ unsecured senior notes due June 15, 2020 (the “Ferrellgas Partners Notes”), and the rate at which Class B Units will convert into Class A Units increases annually. Additionally, the price at which Ferrellgas Partners may redeem the Class B Units during the first five years after March 30, 2021 is based on the Class B Unitholders’ receipt of a specified internal rate of return in respect of their Class B Units. This specified internal rate of return in respect of the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. Accordingly, distributing cash to the Class B Unitholders in a greater proportion than the minimum 6:1 ratio could result in the Class B Units becoming convertible into Class A Units more quickly or at a lower conversion rate or reduce the redemption price for the Class B Units. For additional discussion of the terms of the Class B Units, see Note F “Equity (Deficit)” in the notes to our condensed consolidated financial statements.

For these reasons, although the general partner has not made any decisions or adopted any policy with respect to the allocation of future distributions by Ferrellgas Partners to its partners, the general partner may determine that it is advisable to pay more than the minimum amount of any distribution, up to 100% of the amount of such distribution, to Class B Unitholders. On April 9, 2024, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $99.9 million to its Class B Unitholders. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. See “Risk Factors —Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—If Ferrellgas Partners is permitted to make and makes distributions to its partners, while any Class B Units remain outstanding, Class B Unitholders collectively will receive at least approximately 85.7% of the aggregate amount of each such distribution and may receive up to 100% of any such distribution. Accordingly, while any Class B Units remain outstanding, Class A Unitholders may not receive any distributions and, in any case, will not receive collectively more than approximately 14.1% of any distribution” in our Annual Report on Form 10-K for fiscal 2025.

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the three months ended October 31, 2025 and 2024.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders and Class B Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and the 2029 Notes (together with the 2026 Notes, the “OpCo Notes”), the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note D “Debt” and Note E “Preferred units” for a discussion of these limitations. In our Annual Report on Form 10-K for fiscal 2025, see also “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.”

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

As of October 31, 2025, the Quarterly Distribution accrued was $18.1 million, net of tax. During the three months ended October 31, 2025, one quarterly payment of $15.4 million, net of tax, relating to Quarterly Distributions was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.7 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

As of October 31, 2024, the Quarterly Distribution accrued was $18.1 million, net of tax. During the three months ended October 31, 2024, one quarterly payment of $15.4 million relating to Quarterly Distributions was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.7 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders, Class B Unitholders, or the general partner during the three months ended October 31, 2025 and 2024, respectively.

The operating partnership

The financing activities discussed above also apply to the operating partnership.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $83.8 million for the three months ended October 31, 2025, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the three months ended October 31, 2025 and 2024, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of October 31, 2025, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2025, except for the changes in our debt obligations as disclosed in this Quarterly Report on Form 10-Q. For additional information, see Note D “Debt” to our condensed consolidated financial statements.

The following table sets forth our material cash requirements for known contractual obligations and commitments at October 31, 2025:

	Payment or settlement due by fiscal year
(in thousands)	2026	(1)	2027-2028	2029-2030	Thereafter	Total
Long-term debt, including current portion (2)	$1,078		$2,220	$825,750	$650,400	$1,479,448
Fixed rate interest obligations (3)	54,297		217,188	168,719	30,062	470,266
Operating lease obligations (4)	12,856		19,694	6,840	7,175	46,565
Finance lease obligations (5)	12,803		23,122	9,859	6,773	52,557
Litigation settlement (6)	37,500		—	—	—	37,500
Pension withdrawal liability (7)	213		568	568	2,244	3,593
Product purchase commitments (8)	25,327		—	—	—	25,327
Total	$144,074		$262,792	$1,011,736	$696,654	$2,115,256
Underlying product purchase volume commitments (in gallons)	33,820		—	—	—	33,820

(1)	The amounts in the 2026 column represent remaining payments in fiscal 2026 as of October 31, 2025.
(2)	We have long and short-term payment obligations under agreements such as the indentures governing our senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, see Note D “Debt” to our condensed consolidated financial statements.
(3)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.
(4)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.
(5)	We lease certain property, plant and equipment under noncancelable and cancelable financing leases. Amounts shown in the table represent minimum lease payment obligations under our third-party financing leases for the periods indicated.
(6)	Represents the final payment due under a settlement agreement.
(7)	These payments relate to a liability incurred in connection with the withdrawal from certain pension plans.
(8)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the October 31, 2025, market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2025. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2025 and July 31, 2025 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $24.5 million and $12.4 million As of October 31, 2025 and July 31, 2025, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $156.8 million and $121.9 million as of October 31, 2025 and July 31, 2025, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2025. During the three months ended October 31, 2025, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of October 31, 2025.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, As of October 31, 2025, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2025, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note K “Contingencies and commitments” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2025 and in our subsequent SEC filings.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

During the quarter ended October 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
4.1

Indenture relating to 9.250% Senior Notes due 2031, dated as of October 27, 2025 (with Form of Note attached) by and among Ferrellgas, L.P., Ferrellgas Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association as trustee. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed October 27, 2025.

4.2	Form of 9.250% Senior Notes due 2031 (included in Exhibit 4.1). Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed October 27, 2025.
10.1

Seventh Amendment to Credit Agreement, dated as of October 27, 2025, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, J.P. Morgan Chase Bank, N.A., as administrative agent and collateral agent, and certain lenders and issuing lenders party thereto. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 27, 2025.

10.2	Exhibit A to the Seventh Amendment to Credit Agreement – Credit Agreement. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 27, 2025.
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 12, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 12, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer, President, and Sole Director

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	December 12, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 12, 2025	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer, President, and Sole Director

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)