Form 10-Q
period 2026-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2026-03-05
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

At February 27, 2026, the registrants had Class A Units, Class B Units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended January 31, 2026 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries.

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

FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$88,386	$96,883
Accounts receivable (net of allowance for expected credit losses of $4,982 and $4,330 at January 31, 2026 and July 31, 2025, respectively)	238,645	127,510
Inventories	85,484	87,807
Prepaid expenses and other current assets	40,948	30,471
Total current assets	453,463	342,671

Property, plant and equipment, net	598,832	602,692
Goodwill, net	257,155	257,155
Intangible assets (net of accumulated amortization of $370,481 and $366,817 at January 31, 2026 and July 31, 2025, respectively)	102,786	106,451
Operating lease right-of-use assets	35,886	39,045
Other assets, net	95,187	68,702
Total assets	$1,543,309	$1,416,716

LIABILITIES, MEZZANINE EQUITY AND DEFICIT
Current liabilities:
Accounts payable	$74,503	$31,083
Short-term borrowing	62,500	—
Current portion of long-term debt	1,717	652,178
Current operating lease liabilities	15,375	16,082
Other current liabilities	196,681	215,154
Total current liabilities	350,776	914,497

Long-term debt	1,453,882	815,462
Operating lease liabilities	21,749	24,079
Other liabilities	55,915	40,457
Contingencies and commitments (Note K)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at January 31, 2026 and July 31, 2025)	651,349	651,349

Deficit:
Limited partner unitholders
Class A (4,857,605 units outstanding at January 31, 2026 and July 31, 2025)	(1,288,325)	(1,332,704)
Class B (1,300,000 units outstanding at January 31, 2026 and July 31, 2025)	383,012	383,012
General partner unitholder (49,496 units outstanding at January 31, 2026 and July 31, 2025)	(70,397)	(70,845)
Accumulated other comprehensive loss	(6,558)	(95)
Total Ferrellgas Partners, L.P. deficit	(982,268)	(1,020,632)
Noncontrolling interest	(8,094)	(8,496)
Total deficit	(990,362)	(1,029,128)
Total liabilities, mezzanine equity and deficit	$1,543,309	$1,416,716

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
Revenues:
Propane and other gas liquids sales	$601,723	$637,027	$931,037	$973,825
Other	39,691	32,749	65,566	60,036
Total revenues	641,414	669,776	996,603	1,033,861

Costs and expenses:
Cost of sales - propane and other gas liquids sales	286,951	318,706	443,296	483,062
Cost of sales - other	4,073	3,665	7,758	8,111
Operating expense - personnel, vehicle, plant and other (1)	170,317	170,740	320,082	318,914
Operating expense - equipment lease expense	3,389	4,996	7,581	10,500
Depreciation and amortization expense	26,522	24,345	51,742	48,670
General and administrative expense (2)	11,676	16,714	23,690	154,640
Non-cash employee stock ownership plan compensation charge	952	703	1,868	1,556
Loss on asset sales and disposals	1,372	2,264	2,551	3,691

Operating income	136,162	127,643	138,035	4,717

Interest expense	(33,192)	(27,893)	(59,843)	(53,974)
Loss on extinguishment of debt	—	—	(3,003)	—
Other income, net	434	321	1,017	1,178

Earnings (loss) before income taxes	103,404	100,071	76,206	(48,079)

Income tax expense	330	385	496	565

Net earnings (loss)	103,074	99,686	75,710	(48,644)

Net earnings (loss) attributable to noncontrolling interest	886	843	449	(819)

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$102,188	$98,843	$75,261	$(47,825)

Class A unitholders’ interest in net earnings (loss) (Note M)	$12,195	$11,660	$6,032	$(79,810)

Basic and diluted net earnings (loss) per Class A Unit (Note M)	$2.51	$2.40	$1.24	$(16.43)
(1)	Includes $84.6 million and $88.3 million for the three months ended January 31, 2026 and 2025, respectively, and $156.7 million and $162.6 million for the six months ended January 31, 2026 and 2025, respectively, of compensation and benefits expense paid to employees of the general partner.
(2)	Includes $11.4 million and $11.4 million for the three months ended January 31, 2026 and 2025, respectively, and $23.0 million and $23.5 million for the six months ended January 31, 2026 and 2025, respectively, of compensation and benefits expense paid to employees of the general partner.

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
Net earnings (loss)	$103,074	$99,686	$75,710	$(48,644)
Other comprehensive income (loss):
Change in value of risk management derivatives	(2,157)	5,565	(13,998)	9,755
Reclassification of losses (gains) on derivatives to earnings, net	5,606	(2,852)	7,469	(2,165)
Other comprehensive income (loss)	3,449	2,713	(6,529)	7,590
Comprehensive income (loss)	106,523	102,399	69,181	(41,054)
Comprehensive (income) loss attributable to noncontrolling interest	(921)	(871)	(383)	742
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$105,602	$101,528	$68,798	$(40,312)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	loss	deficit	interest	deficit
Balance at July 31, 2025	4,857.6	1,300.0	49.5	$(1,332,704)	$383,012	$(70,845)	$(95)	$(1,020,632)	$(8,496)	$(1,029,128)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	898	—	9	—	907	9	916
Net earnings allocated to preferred units	—	—	—	(16,316)	—	(165)	—	(16,481)	—	(16,481)
Net loss	—	—	—	(26,658)	—	(269)	—	(26,927)	(437)	(27,364)
Other comprehensive loss	—	—	—	—	—	—	(9,877)	(9,877)	(101)	(9,978)
Balance at October 31, 2025	4,857.6	1,300.0	49.5	(1,374,780)	383,012	(71,270)	(9,972)	(1,073,010)	(9,025)	(1,082,035)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	933	—	9	—	942	10	952
Net earnings allocated to preferred units	—	—	—	(15,644)	—	(158)	—	(15,802)	—	(15,802)
Net earnings	—	—	—	101,166	—	1,022	—	102,188	886	103,074
Other comprehensive income	—	—	—	—	—	—	3,414	3,414	35	3,449
Balance at January 31, 2026	4,857.6	1,300.0	49.5	$(1,288,325)	$383,012	$(70,397)	$(6,558)	$(982,268)	$(8,094)	$(990,362)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income	deficit	interest	deficit
Balance at July 31, 2024	4,857.6	1,300.0	49.5	$(1,256,946)	$383,012	$(70,080)	$2,025	$(941,989)	$(7,699)	$(949,688)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	836	—	8	—	844	9	853
Net earnings allocated to preferred units	—	—	—	(16,070)	—	(162)	—	(16,232)	—	(16,232)
Net loss	—	—	—	(145,201)	—	(1,467)	—	(146,668)	(1,662)	(148,330)
Other comprehensive income	—	—	—	—	—	—	4,828	4,828	49	4,877
Balance at October 31, 2024	4,857.6	1,300.0	49.5	(1,417,381)	383,012	(71,701)	6,853	(1,099,217)	(9,303)	(1,108,520)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	689	—	7	—	696	7	703
Net earnings allocated to preferred units	—	—	—	(16,068)	—	(163)	—	(16,231)	—	(16,231)
Net earnings	—	—	—	97,854	—	989	—	98,843	843	99,686
Other comprehensive income	—	—	—	—	—	—	2,685	2,685	28	2,713
Balance at January 31, 2025	4,857.6	1,300.0	49.5	$(1,334,906)	$383,012	$(70,868)	$9,538	$(1,013,224)	$(8,425)	$(1,021,649)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$75,710	$(48,644)
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	51,742	48,670
Non-cash employee stock ownership plan compensation charge	1,868	1,556
Loss on asset sales and disposals	2,551	3,691
Loss on extinguishment of debt	3,003	—
Provision for expected credit losses	2,750	1,304
Other	3,910	6,773
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(113,885)	(135,372)
Inventories	2,323	(8,581)
Prepaid expenses and other current assets	(13,869)	922
Accounts payable	44,051	44,740
Accrued interest expense	4,076	(872)
Other current liabilities	(35,437)	72,979
Other assets and liabilities	3,399	11,475
Net cash provided by (used in) operating activities	32,192	(1,359)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(3,756)
Capital expenditures	(44,179)	(41,724)
Proceeds from sale of assets	893	1,211
Net cash used in investing activities	(43,286)	(44,269)

Cash flows from financing activities:
Preferred unit distributions	(31,160)	(31,171)
Payments on long-term debt	(1,772)	(1,905)
Proceeds from issuance of long-term debt	650,000	—
Payment for settlement and early extinguishment of liabilities	(650,000)	—
Proceeds from short-term borrowings	62,500	10,000
Repayments of short-term borrowings	—	(10,000)
Cash payments for principal portion of lease liability	(8,214)	(4,776)
Cash paid for financing costs	(18,133)	(5,822)
Other, net	(624)	4,548
Net cash provided by (used in) financing activities	2,597	(39,126)

Net change in cash and cash equivalents	(8,497)	(84,754)
Cash and cash equivalents - beginning of period	96,883	124,160
Cash and cash equivalents - end of period	$88,386	$39,406

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$88,115	$96,582
Accounts receivable (net of allowance for expected credit losses of $4,982 and $4,330 at January 31, 2026 and July 31, 2025, respectively)	238,645	127,510
Inventories	85,484	87,807
Prepaid expenses and other current assets	40,865	30,389
Total current assets	453,109	342,288

Property, plant and equipment, net	598,832	602,692
Goodwill, net	257,155	257,155
Intangible assets (net of accumulated amortization of $370,481 and $366,817 at January 31, 2026 and July 31, 2025, respectively)	102,786	106,451
Operating lease right-of-use assets	35,886	39,045
Other assets, net	95,187	68,702
Total assets	$1,542,955	$1,416,333

LIABILITIES, MEZZANINE EQUITY AND DEFICIT

Current liabilities:
Accounts payable	$74,503	$31,083
Short-term borrowing	62,500	—
Current portion of long-term debt	1,717	652,178
Current operating lease liabilities	15,375	16,082
Other current liabilities	195,846	214,562
Total current liabilities	349,941	913,905

Long-term debt	1,453,882	815,462
Operating lease liabilities	21,749	24,079
Other liabilities	55,164	40,457
Contingencies and commitments (Note K)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at January 31, 2026 and July 31, 2025)	651,349	651,349

Deficit:
Limited partners	(974,478)	(1,020,328)
General partner	(8,040)	(8,508)
Accumulated other comprehensive loss	(6,612)	(83)
Total deficit	(989,130)	(1,028,919)
Total liabilities, mezzanine equity and deficit	$1,542,955	$1,416,333

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
Revenues:
Propane and other gas liquids sales	$601,723	$637,027	$931,037	$973,825
Other	39,691	32,749	65,566	60,036
Total revenues	641,414	669,776	996,603	1,033,861

Costs and expenses:
Cost of sales - propane and other gas liquids sales	286,951	318,706	443,296	483,062
Cost of sales - other	4,073	3,665	7,758	8,111
Operating expense - personnel, vehicle, plant and other (1)	170,317	170,740	320,082	318,914
Operating expense - equipment lease expense	3,389	4,996	7,581	10,500
Depreciation and amortization expense	26,522	24,345	51,742	48,670
General and administrative expense (2)	11,270	16,713	22,662	154,639
Non-cash employee stock ownership plan compensation charge	952	703	1,868	1,556
Loss on asset sales and disposals	1,372	2,264	2,551	3,691

Operating income	136,568	127,644	139,063	4,718

Interest expense	(33,192)	(27,893)	(59,843)	(53,974)
Loss on extinguishment of debt	—	—	(3,003)	—
Other income, net	432	316	1,012	1,168

Earnings (loss) before income taxes	103,808	100,067	77,229	(48,088)

Income tax expense	330	385	496	565

Net earnings (loss)	$103,478	$99,682	$76,733	$(48,653)
(1)	Includes $84.6 million and $88.3 million for the three months ended January 31, 2026 and 2025, respectively, and $156.7 million and $162.6 million for the six months ended January 31, 2026 and 2025, respectively, of compensation and benefits expense paid to employees of the general partner.
(2)	Includes $11.4 million and $11.4 million for the three months ended January 31, 2026 and 2025, respectively, and $23.0 million and $23.5 million for the six months ended January 31, 2026 and 2025, respectively, of compensation and benefits expense paid to employees of the general partner.

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
Net earnings (loss)	$103,478	$99,682	$76,733	$(48,653)
Other comprehensive income (loss):
Change in value of risk management derivatives	(2,157)	5,565	(13,998)	9,755
Reclassification of losses (gains) on derivatives to earnings, net	5,606	(2,852)	7,469	(2,165)
Other comprehensive income (loss)	3,449	2,713	(6,529)	7,590
Comprehensive income (loss)	$106,927	$102,395	$70,204	$(41,063)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	loss	deficit
Balance at July 31, 2025	$(1,020,328)	$(8,508)	$(83)	$(1,028,919)
Contributions in connection with non-cash ESOP compensation charges	907	9	—	916
Net earnings allocated to preferred units	(16,481)	—	—	(16,481)
Net loss	(26,308)	(437)	—	(26,745)
Other comprehensive loss	—	—	(9,978)	(9,978)
Balance at October 31, 2025	(1,062,210)	(8,936)	(10,061)	(1,081,207)
Contributions in connection with non-cash ESOP compensation charges	942	10	—	952
Net earnings allocated to preferred units	(15,802)	—	—	(15,802)
Net earnings	102,592	886	—	103,478
Other comprehensive income	—	—	3,449	3,449
Balance at January 31, 2026	$(974,478)	$(8,040)	$(6,612)	$(989,130)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2024	$(944,337)	$(7,733)	$2,059	$(950,011)
Contributions in connection with non-cash ESOP compensation charges	844	9	—	853
Net earnings allocated to preferred units	(16,232)	—	—	(16,232)
Net loss	(146,673)	(1,662)	—	(148,335)
Other comprehensive income	—	—	4,877	4,877
Balance at October 31, 2024	(1,106,398)	(9,386)	6,936	(1,108,848)
Contributions in connection with non-cash ESOP compensation charges	696	7	—	703
Net earnings allocated to preferred units	(16,231)	—	—	(16,231)
Net earnings	98,839	843	—	99,682
Other comprehensive income	—	—	2,713	2,713
Balance at January 31, 2025	$(1,023,094)	$(8,536)	$9,649	$(1,021,981)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$76,733	$(48,653)
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	51,742	48,670
Non-cash employee stock ownership plan compensation charge	1,868	1,556
Loss on asset sales and disposals	2,551	3,691
Loss on extinguishment of debt	3,003	—
Provision for expected credit losses	2,750	1,304
Other	3,911	6,774
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(113,885)	(135,372)
Inventories	2,323	(8,581)
Prepaid expenses and other current assets	(13,869)	923
Accounts payable	44,051	44,740
Accrued interest expense	4,076	(872)
Other current liabilities	(35,680)	72,979
Other assets and liabilities	2,648	11,474
Net cash provided by (used in) operating activities	32,222	(1,367)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(3,756)
Capital expenditures	(44,179)	(41,724)
Proceeds from sale of assets	893	1,211
Net cash used in investing activities	(43,286)	(44,269)

Cash flows from financing activities:
Preferred unit distributions	(31,160)	(31,171)
Payments on long-term debt	(1,772)	(1,905)
Proceeds from issuance of long-term debt	650,000	—
Payment for settlement and early extinguishment of liabilities	(650,000)	—
Proceeds from short-term borrowings	62,500	10,000
Repayments of short-term borrowings	—	(10,000)
Cash paid for principal portion of finance lease liability	(8,214)	(4,776)
Cash paid for financing costs	(18,133)	(5,822)
Other, net	(624)	4,548
Net cash provided by (used in) financing activities	2,597	(39,126)

Net change in cash and cash equivalents	(8,467)	(84,762)
Cash and cash equivalents - beginning of period	96,582	123,732
Cash and cash equivalents - end of period	$88,115	$38,970

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Ferrellgas Partners’ Class B Units and the operating partnership’s Preferred Units (as defined in Note E “Preferred units”), owns an approximate 1% general partner economic interest in each, and, therefore, an effective 2% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of January 31, 2026, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 23.4% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the six months ended January 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2026.

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

(2) Goodwill, net

Goodwill is tested for impairment annually during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has one reporting unit for goodwill impairment testing purposes. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2026 and did not incur an impairment loss.

(3) Principles of consolidation and basis of presentation

Certain prior period amounts have been reclassified to conform to the current year presentation.

(4) New accounting standards

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). In addition to new disclosures associated with the reconciliation of the effective tax rate to the statutory rate, ASU 2023-09 requires information related to taxes paid to be disaggregated for federal and state taxes and further disaggregated for specific jurisdictions to the extent they exceed a quantitative threshold. ASU 2023-09 is effective prospectively with an option for retrospective application for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 as of August 1, 2025. The adoption of this guidance may increase disclosures related to income taxes within the Company’s Annual Report on Form 10-K for the year ended July 31, 2026 but will not have any impact on its financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduces a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses on current accounts receivable and current contract assets under ASC Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective prospectively for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company plans to adopt ASU 2025-05 as of August 1, 2026, and elect the practical expedient. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which amends certain aspects of existing hedge accounting guidance to more closely align with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact ASU 2025-09 will have on its financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to clarify interim reporting requirements and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact ASU 2025-11 will have on its financial statements and disclosures.

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	January 31, 2026	July 31, 2025
Propane gas and related products	$65,529	$66,052
Appliances, parts and supplies, and other	19,955	21,755
Inventories	$85,484	$87,807

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2026, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 1.2 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	January 31, 2026	July 31, 2025
Broker margin deposit assets	$9,014	$6,222
Price risk management asset	1,258	3,244
Other prepaid expenses	14,777	13,458
Other	15,899	7,547
Prepaid expenses and other current assets	$40,948	$30,471

The operating partnership

Prepaid expenses and other current assets consist of the following:

	January 31, 2026	July 31, 2025
Broker margin deposit assets	$9,014	$6,222
Price risk management asset	1,258	3,244
Other prepaid expenses	14,777	13,458
Other	15,816	7,465
Prepaid expenses and other current assets	$40,865	$30,389

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	January 31, 2026	July 31, 2025
Accrued interest	$32,394	$28,318
Customer deposits and advances	32,924	31,640
Accrued payroll	15,883	31,072
Accrued insurance	21,200	15,314
Broker margin deposit liability	1,247	2,193
Accrued senior preferred units distributions	18,210	17,280
Accrued miscellaneous	10,836	47,578
Other	63,987	41,759
Other current liabilities	$196,681	$215,154

The operating partnership

Other current liabilities consist of the following:

	January 31, 2026	July 31, 2025
Accrued interest	$32,394	$28,318
Customer deposits and advances	32,924	31,640
Accrued payroll	15,883	31,072
Accrued insurance	21,200	15,314
Broker margin deposit liability	1,247	2,193
Accrued senior preferred units distributions	18,210	17,280
Accrued miscellaneous	10,836	47,578
Other	63,152	41,167
Other current liabilities	$195,846	$214,562

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
Operating expense - personnel, vehicle, plant and other	$83,690	$85,491	$157,713	$155,838
Depreciation and amortization expense	4,893	4,177	9,456	8,048
Operating expense - equipment lease expense	1,249	2,641	2,957	5,836
Shipping and handling expenses	$89,832	$92,309	$170,126	$169,722

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2026	2025
Cash paid for:
Interest	$51,860	$47,945
Income taxes	$323	$410
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$—	$635
Change in accruals for property, plant and equipment additions	$(377)	$(630)
Lease liabilities arising from operating ROU assets	$5,498	$2,025
Lease liabilities arising from finance ROU assets	$29,728	$16,685
Accrued senior preferred units distributions	$18,210	$18,648
Acquisition of assets in failed sale-leaseback	$—	$5,032
Change in liability in connection with failed sale-leaseback	$(624)	$4,548

D.    Debt

Short-term borrowing

The Company classified borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the 12-month period following the balance sheet date. As of January 31, 2026, we had $62.5 million in short-term borrowing. For further discussion, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	January 31, 2026	July 31, 2025
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$—	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000
Fixed rate, 9.250%, due 2031 (2)	650,000	—

Notes payable
9.1% and 8.9% weighted average interest rate at January 31, 2026 and July 31, 2025, respectively, due 2026 to 2032, net of unamortized discount of $614 and $800 at January 31, 2026 and July 31, 2025, respectively	3,163	4,748
Total debt, excluding unamortized debt issuance and other costs	1,478,163	1,479,748
Unamortized debt issuance and other costs	(22,564)	(12,108)
Less: current portion of long-term debt (3)	1,717	652,178
Long-term debt	$1,453,882	$815,462
(1)	The senior notes due 2026 were redeemed in full on October 27, 2025. See “Senior unsecured notes” section below.
(2)	The senior notes due 2031 were issued on October 27, 2025. See “Senior unsecured notes” section below.
(3)	As of July 31, 2025, this included the $650.0 million aggregate principal amount of 5.375% senior notes due April 1, 2026.

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

As of January 31, 2026, the operating partnership had $62.5 million in short-term borrowing.

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

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, redemptions of Preferred Units conditional to a refinancing event, and other restricted payments if (i) availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the commitments and (ii) the operating partnership’s total net leverage ratio is not greater than (x) 5.25 to 1.0 for any quarter ending prior to April 30, 2027 and (y) 5.0 to 1.0 for any quarter ending on or after April 30, 2027. As of January 31, 2026, the operating partnership is in compliance with all of its debt covenants.

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

in each case, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of January 31, 2026, the operating partnership is in compliance with all of its debt covenants.

Loss on extinguishment of debt

As discussed above, all of the 2026 Notes were redeemed on October 27, 2025. This transaction resulted in a loss on extinguishment of debt, with the components listed below:

For the six months ended
January 31, 2026
Debt extinguishment costs	$1,556
Unamortized deferred financing costs	1,447
Total loss on extinguishment of debt	$3,003

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2026	$407
2027	1,310
2028	910
2029	825,550
2030	200
Thereafter	650,400
Total	$1,478,777

On January 15, 2025, letters of credit in an aggregate principal amount of $75.0 million, for two $37.5 million payments, were issued pursuant to a settlement agreement. A $37.5 million settlement payment was made on both June 16, 2025, and January 15, 2026, respectively, which represented the remaining settlement payments due. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at January 31, 2026 and July 31, 2025 totaled $115.9 million and $121.9 million, respectively.

As of January 31, 2026, Ferrellgas had available borrowing capacity under its Credit Facility of $171.6 million. Assets subject to lien under the Credit Facility were $454.2 million as of January 31, 2026.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at January 31, 2026 and July 31, 2025, are immaterial to the financial statements.

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

On February 17, 2026, $15.4 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. As of January 31, 2026, the Quarterly Distribution accrued was $18.2 million. The remaining Quarterly Distribution accrual of $2.8 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

On February 15, 2025, $15.4 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. As of January 31, 2025, the Quarterly Distribution accrued was $18.6 million. The remaining Quarterly Distribution accrual of $3.2 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Ferrellgas Partners may redeem the Class B Units through March 30, 2026, in full, at a price equal to an amount that will result in an internal rate of return with respect to the Class B Units equal to the sum of (i) 300 basis points and (ii) the internal rate of return for the Preferred Units as specified in the Amended Ferrellgas Partners LPA, subject to the minimum redemption price of $302.08 per unit. The total internal rate of return required to redeem the Class B Units is 15.85%, but that amount increases under certain circumstances, including if the operating partnership paid distributions on the Preferred Units in-kind rather than in cash for a certain number of quarters. There have not been any in-kind distributions through January 31, 2026.

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

On March 4, 2026, the board of directors of the general partner declared a cash distribution on the Class B Units of $82.32 per Class B Unit, or approximately $107.0 million in the aggregate. Upon payment of this distribution, Ferrellgas Partners will have achieved the $357.0 million threshold noted above. The board of directors of the general partner approved Ferrellgas Partners’ intent to elect to convert all of the Class B Units into Class A Units. See Note O “Subsequent events” for more information.

Board Rights

The holders of Class B Units will be permitted to designate one independent director to the Board of the general partner in accordance with a voting agreement among the general partner, Ferrell Companies, Inc. (“FCI”), the sole stockholder of the general partner, and the holders of the Class B Units and the general partner's bylaws.

Class A Units

As of January 31, 2026 and July 31, 2025, Class A Units were beneficially owned by the following:

	January 31, 2026	July 31, 2025
Public Class A Unitholders (1)	3,480,621	3,480,621
James E. Ferrell (2)	238,172	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	4,857,605	4,857,605
(1)	These Class A Units are traded on the OTC Market under the symbol “FGPR.”
(2)	Effective August 5, 2024, James E. Ferrell was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. The remaining 230 Class A Units are held by Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, for which James E. Ferrell is the trustee and sole beneficiary.
(3)	Ferrell Companies is the owner of the general partner and an approximate 23% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 23.4%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders, Class B Unitholders, or the general partner during the six months ended January 31, 2026 and 2025.

Ferrellgas Partners made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of its Class B Units in fiscal 2022. See Note M “Net earnings (loss) per unitholders’ interest” for additional information.

After January 31, 2026, a cash distribution to the holders of Class B Units was declared by the board of directors of the general partner. See Note O “Subsequent events” for more information.

Accumulated other comprehensive income (“AOCI”)

See Note I “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and six months ended January 31, 2026 and 2025.

Ferrellgas Partners

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest (excluding the interest attributable to the Class B Units and the Preferred Units) concurrent with the issuance of other additional equity.

During the six months ended January 31, 2026 and 2025, the general partner made non-cash contributions of $37.0 thousand and $31.0 thousand, respectively, to Ferrellgas to maintain its effective 2% general partner interest.

The operating partnership

Partnership distributions

The operating partnership did not make any distributions to Ferrellgas Partners or the general partner during the six months ended January 31, 2026 and 2025.

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

During the six months ended January 31, 2026 and 2025, the general partner made non-cash contributions of $19.0 thousand and $16.0 thousand, respectively, to the operating partnership to maintain its 1.0101% general partner interest.

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

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
Retail - Sales to End Users	$439,626	$463,127	$655,639	$678,406
Wholesale - Sales to Resellers	159,985	165,865	269,567	279,714
Other Gas Sales	2,112	8,035	5,831	15,705
Other	39,691	32,749	65,566	60,036
Propane and related equipment revenues	$641,414	$669,776	$996,603	$1,033,861

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	For the six months ended January 31,
	2026	2025	2024
Contract assets	$13,562	$9,458	$10,295
Contract liabilities
Deferred revenue (1)	$49,565	$49,797	$51,159
(1)	Of the beginning balance of deferred revenue, $25.0 million and $29.1 million was recognized as revenue during the six months ended January 31, 2026 and 2025, respectively. The unrecognized balance relates to even-pay billing amounts, for which revenue is typically fully recognized in the following fiscal year and varies primarily due to weather conditions and customer orders.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2026 and July 31, 2025:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
January 31, 2026:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$1,723	$—	$1,723
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(8,335)	$—	$(8,335)

July 31, 2025:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,570	$—	$3,570
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(3,654)	$—	$(3,654)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the six months ended January 31, 2026 and the fiscal year ended July 31, 2025.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2026 and July 31, 2025, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,463.6 million and $1,404.9 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the six months ended January 31, 2026 and 2025, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of January 31, 2026 and July 31, 2025:

	Final	January 31, 2026
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2027
Commodity derivatives-propane		Prepaid expenses and other current assets	$1,258	Other current liabilities	$8,334
Commodity derivatives-propane		Other assets, net	465	Other liabilities	1
		Total	$1,723	Total	$8,335

	Final	July 31, 2025
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2026
Commodity derivatives-propane		Prepaid expenses and other current assets	$3,244	Other current liabilities	$3,306
Commodity derivatives-propane		Other assets, net	326	Other liabilities	348
		Total	$3,570	Total	$3,654

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

The following tables provide a summary of cash margin balances As of January 31, 2026 and July 31, 2025:

	January 31, 2026
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$9,014	Other current liabilities	$1,247
	Other assets, net	163	Other liabilities	232
	Total	$9,177	Total	$1,479

	July 31, 2025
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,222	Other current liabilities	$2,193
	Other assets, net	949	Other liabilities	249
	Total	$7,171	Total	$2,442

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2026 and 2025 due to derivatives designated as cash flow hedging instruments:

For the three months ended January 31, 2026
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(2,157)	Cost of sales - propane and other gas liquids sales	$(5,606)	$—

For the three months ended January 31, 2025
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$5,565	Cost of sales - propane and other gas liquids sales	$2,852	$—

For the six months ended January 31, 2026
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(13,998)	Cost of sales - propane and other gas liquids sales	$(7,469)	$—

For the six months ended January 31, 2025
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$9,755	Cost of sales - propane and other gas liquids sales	$2,165	$—

Accumulated other comprehensive income (loss)

Ferrellgas Partners

The changes in derivatives included in AOCI for the six months ended January 31, 2026 and 2025 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2026	2025
Beginning balance attributable to Ferrellgas Partners, L.P.	$(95)	$2,025
Change in value of risk management commodity derivatives	(13,998)	9,755
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	7,469	(2,165)
Less: amount attributable to noncontrolling interests	(66)	77
Ending balance attributable to Ferrellgas Partners, L.P.	$(6,558)	$9,538

The operating partnership

The changes in derivatives included in AOCI for the six months ended January 31, 2026 and 2025 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2026	2025
Beginning balance	$(83)	$2,059
Change in value of risk management commodity derivatives	(13,998)	9,755
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	7,469	(2,165)
Ending balance	$(6,612)	$9,649

Ferrellgas expects to reclassify net losses of approximately $7.1 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the six months ended January 31, 2026 and 2025, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2026, Ferrellgas had financial derivative contracts covering 2.7 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at January 31, 2026, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of January 31, 2026.

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

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
Operating expense	$84,641	$88,334	$156,743	$162,626

General and administrative expense	$11,368	$11,389	$23,029	$23,471

See additional discussions about transactions with the general partner and related parties in Note F “Equity (Deficit).”

Issuance of letters of credit on behalf of Ferrellgas Partners by the operating partnership

As described in Note D “Debt,” the operating partnership guaranteed the issuance of a $37.5 million letter of credit related to a settlement agreement. The final $37.5 million payment due under the agreement was paid on January 15, 2026.

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

Once vested, the grants will be paid on the first to occur of (i) termination of service without cause, (ii) a change of control, or (iii) the third anniversary of the grant date. The 2026 and 2025 grants are subject to an aggregate maximum payment value of $3.0 million and $2.6 million, respectively. The Company added an additional director in fiscal 2026.

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

The table below summarizes activity related to the Phantom Plan as of January 31, 2026:

Phantom Units
Outstanding, July 31, 2025 (1)	89,103
Granted (2)	63,240
Outstanding, January 31, 2026	152,343
_____________
(1)	July 2025 grants vested September 25, 2025.
(2)	October 2025 and January 2026 grants will vest on October 9, 2026.

As of January 31, 2026 and July 31, 2025, we recognized non-cash compensation expense of $1.7 million and $0.4 million, respectively, for the grants in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. As of January 31, 2026, the 2025 grants of 89,103 are fully vested. The 2026 grants have a weighted-average remaining contractual term of 0.71 years for vesting purposes as of January 31, 2026. The fair value of each grant is estimated on each balance sheet date using the average closing price of one Class A Unit for the ten trading days preceding the applicable measurement date as quoted on the OTC market, per the Phantom Plan. The grants have a fair value of $19.52 per unit as of January 31, 2026.

M.    Net earnings (loss) per unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025

	(in thousands, except per unit amounts)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$102,188	$98,843	$75,261	$(47,825)
Less: Distributions to preferred unitholders	15,802	16,231	32,283	32,463
Less: Allocation of undistributed net earnings to Class B units	73,169	69,963	36,193	—
Less: General partner’s interest in net earnings (loss)	1,022	989	753	(478)
Undistributed net earnings (loss) attributable to Class A unitholders	$12,195	$11,660	$6,032	$(79,810)
Weighted average Class A Units outstanding (in thousands)	4,857.6	4,857.6	4,857.6	4,857.6
Basic and diluted net earnings (loss) per Class A Unit	$2.51	$2.40	$1.24	$(16.43)

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

After January 31, 2026, the board of directors of the general partner declared a cash distribution to the holders of Class B Units and also approved Ferrellgas Partners’ intent to elect to convert the Class B Units into Class A Units. See Note O “Subsequent events” for more information.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM assesses segment performance and decides how to allocate resources based on “Net earnings (loss),” a GAAP measure. The measure of segment assets is reported on the condensed consolidated balance sheets as “Total assets” and the measure of capital expenditures is reported on the condensed consolidated statements of cash flows as “Capital expenditures” in the investing activities section.

Ferrellgas Partners

Reconciliation of segment results to consolidated net earnings (loss)

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Revenues	$641,414	$669,776	$996,603	$1,033,861
Less:
Cost of sales	291,024	322,371	451,054	491,173
Operating expense - personnel, vehicle, plant and other:
Personnel (1)	96,272	102,675	181,821	184,136
Vehicle (1)	29,607	29,167	55,334	54,002
Plant and other (1)	44,438	38,898	82,927	80,776
Operating expense - equipment lease expense	3,389	4,996	7,581	10,500
Other segment items (2)	1,890	2,646	3,402	4,069
General and administrative expense:
Litigation settlement (1)	—	—	—	125,000
General and administrative expense	11,676	16,714	23,690	29,640
Depreciation and amortization expense	26,522	24,345	51,742	48,670
Interest expense	33,192	27,893	59,843	53,974
Loss on extinguishment of debt	—	—	3,003	—
Income tax expense	330	385	496	565
Net earnings (loss)	$103,074	$99,686	$75,710	$(48,644)

_______________

(1)	Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items include “Non-cash employee stock ownership plan compensation charge,” “Loss on asset sales and disposals” and “Other income, net.”

The Operating partnership

Reconciliation of segment results to consolidated net earnings (loss)

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Revenues	$641,414	$669,776	$996,603	$1,033,861
Less:
Cost of sales	291,024	322,371	451,054	491,173
Operating expense - personnel, vehicle, plant and other:
Personnel (1)	96,272	102,675	181,821	184,136
Vehicle (1)	29,607	29,167	55,334	54,002
Plant and other (1)	44,438	38,898	82,927	80,776
Operating expense - equipment lease expense	3,389	4,996	7,581	10,500
Other segment items (2)	1,892	2,651	3,407	4,079
General and administrative expense:
Litigation settlement (1)	—	—	—	125,000
General and administrative expense	11,270	16,713	22,662	29,639
Depreciation and amortization expense	26,522	24,345	51,742	48,670
Interest expense	33,192	27,893	59,843	53,974
Loss on extinguishment of debt	—	—	3,003	—
Income tax expense	330	385	496	565
Net earnings (loss)	$103,478	$99,682	$76,733	$(48,653)

_________________

(1)	Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items include “Non-cash employee stock ownership plan compensation charge,” “Loss on asset sales and disposals” and “Other income, net.”

O.    Subsequent events

Ferrellgas has evaluated events and transactions occurring from the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements, except for the subsequent events described below.

On March 4, 2026, the board of directors of the general partner declared a cash distribution of $82.32 per Class B Unit, or approximately $107.0 million in the aggregate. The distribution is payable on or about March 13, 2026, to Class B Unitholders of record as of the close of business on March 6, 2026. Upon payment of this distribution, Ferrellgas Partners will have met the “Class B Conversion Threshold” as defined in the Amended Ferrellgas Partners LPA. The board of directors of the general partner approved Ferrellgas Partners’ intent to elect, by written notice to the holders of the Class B Units, to convert all 1.3 million outstanding Class B Units into Class A Units shortly after the payment of the distribution. Upon the making of such election, each Class B Unit will be converted into five Class A Units in accordance with the Amended Ferrellgas Partners LPA.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2026	July 31, 2025
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	43,209	43,209
Accumulated deficit	(44,209)	(44,209)
Total stockholder’s equity	—	—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
General and administrative expense	$—	$141	$—	$141

Net loss	$—	$(141)	$—	$(141)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2026	2025
Cash flows from operating activities:
Net loss	$—	$(141)
Cash used in operating activities	—	(141)

Cash flows from financing activities:
Capital contribution	—	141
Cash provided by financing activities	—	141

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of January 31, 2026, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring from the balance sheet date through the date Partners Finance Corp.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2026	July 31, 2025
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	105,566	105,566
Accumulated deficit	(106,566)	(106,566)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
General and administrative expense	$—	$100	$—	$100

Net loss	$—	$(100)	$—	$(100)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2026	2025
Cash flows from operating activities:
Net loss	$—	$(100)
Cash used in operating activities	—	(100)

Cash flows from financing activities:
Capital contribution	—	100
Cash provided by financing activities	—	100

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

As of January 31, 2026, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $825 million aggregate principal amount of unsecured senior notes due April 1, 2029, issued on March 30, 2021, and (ii) the 2031 Notes.

C. Subsequent events

Finance Corp. has evaluated events and transactions occurring from the balance sheet date through the date Finance Corp.’s condensed financial statements were issued and concluded that there were no events or transactions occurring.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2026 and 2027 sales commitments and, as of January 31, 2026, we have experienced net mark-to-market losses of approximately $6.6 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2026, we estimate 94% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Recent Developments

On March 4, 2026, a cash distribution of $82.32 per Class B Unit, or approximately $107.0 million in the aggregate, was declared by the board of directors of the general partner. The distribution is payable on or about March 13, 2026, to Class B Unitholders of record as of the close of business on March 6, 2026. Upon payment of this distribution, Ferrellgas Partners will have met the “Class B Conversion Threshold” as defined in the Amended Ferrellgas Partners LPA. The board of directors of the general partner approved Ferrellgas Partners’ intent to elect, by written notice to the holders of the Class B Units, to convert all 1.3 million outstanding Class B Units into Class A Units shortly after the payment of the distribution. Upon the making of such election, each Class B Unit will be converted into five Class A Units in accordance with the Amended Ferrellgas Partners LPA.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended January 31, 2026 and 2025

During the three months ended January 31, 2026 and 2025, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $102.2 million and $98.8 million, respectively. The $3.4 million increase was primarily due to an increase of $8.5 million in “Operating income,” which was partially offset by a $5.3 million increase in “Interest expense.” The $5.3 million increase was primarily due to an increase in interest expense on our senior unsecured notes related to the October 2025 refinancing, which was partially offset by decrease in amortization costs related to our credit facility.

Distributable cash flow attributable to equity investors increased to $126.2 million for the three months ended January 31, 2026 compared to $125.2 million for the prior year period, primarily due to an increase of $9.1 million in Adjusted EBITDA, which was partially offset by increases of $7.6 million in “Net cash interest expense” and $0.5 million in “Maintenance capital expenditures.” The increase in “Net cash Interest expense” primarily relates to the changes in “Interest expense” explained above.

We had a distributable cash flow excess of $107.9 million and $106.5 million during the three months ended January 31, 2026 and 2025, respectively. This $1.4 million increase was primarily due to the $1.0 million increase in distributable cash flow attributable to equity investors noted above.

For the six months ended January 31, 2026 and 2025

During the six months ended January 31, 2026, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $75.3 million compared to a net loss attributable to Ferrellgas Partners, L.P. of $47.8 million during the six months ended January 31, 2025. The $123.1 million increase was primarily due to a $125.0 million legal accrual recorded in the prior year.

Distributable cash flow attributable to equity investors was $125.6 million and $128.6 million for the six months ended January 31, 2026 and 2025, respectively. The $3.0 million decrease was primarily due to a $9.0 million increase in “Net cash interest expense,” which was partially offset by a decrease of $3.6 million in “Maintenance capital expenditures” and an increase of $2.6 million in Adjusted EBITDA. The increase in “Net cash Interest expense” primarily relates to an increase of $5.9 million in “Interest expense” and a $3.0 million “Loss on extinguishment of debt” which were both related to the October 2025 refinancing transactions. The decrease in “Maintenance capital expenditures” primarily relates to failed sale-leaseback arrangements in the prior year period.

We had a distributable cash flow excess of $90.8 million and $93.6 million during the six months ended January 31, 2026 and 2025, respectively. This $2.8 million decrease was primarily due to the decrease in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2026	2025	2026	2025
Total revenues	$641,414	$669,776	$996,603	$1,033,861

Total cost of sales	291,024	322,371	451,054	491,173

Operating expense - personnel, vehicle, plant and other	170,317	170,740	320,082	318,914
Depreciation and amortization expense	26,522	24,345	51,742	48,670
General and administrative expense	11,676	16,714	23,690	154,640
Operating expense - equipment lease expense	3,389	4,996	7,581	10,500
Non-cash employee stock ownership plan compensation charge	952	703	1,868	1,556
Loss on asset sales and disposals	1,372	2,264	2,551	3,691
Operating income	136,162	127,643	138,035	4,717
Interest expense	(33,192)	(27,893)	(59,843)	(53,974)
Loss on extinguishment of debt	—	—	(3,003)	—
Other income, net	434	321	1,017	1,178
Earnings (loss) before income taxes	103,404	100,071	76,206	(48,079)
Income tax expense	330	385	496	565
Net earnings (loss)	103,074	99,686	75,710	(48,644)
Net earnings (loss) attributable to noncontrolling interest	886	843	449	(819)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$102,188	$98,843	$75,261	$(47,825)

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on extinguishment of debt, loss on asset sales and disposals, other income, net, legal fees and settlements related to non-core businesses, legal fees and settlements related to core businesses, acquisition and related costs, compliance costs, business transformation costs, and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and six months ended January 31, 2026 and 2025:

	Three months ended January 31,		Six months ended January 31,
(amounts in thousands)	2026	2025	2026	2025
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$102,188	$98,843	$75,261	$(47,825)
Income tax expense	330	385	496	565
Interest expense	33,192	27,893	59,843	53,974
Depreciation and amortization expense	26,522	24,345	51,742	48,670
EBITDA	162,232	151,466	187,342	55,384
Non-cash employee stock ownership plan compensation charge	952	703	1,868	1,556
Loss on extinguishment of debt	—	—	3,003	—
Loss on asset sales and disposals	1,372	2,264	2,551	3,691
Other income, net	(434)	(321)	(1,017)	(1,178)
Legal fees and settlements related to non-core businesses	—	1,768	—	129,154
Legal fees and settlements related to core businesses	—	500	—	4,540
Acquisition and related costs (1)	—	(798)	—	(798)
Compliance costs (2)	704	—	704	—
Business transformation costs (3)	435	615	556	1,321
Net earnings (loss) attributable to noncontrolling interest	886	843	449	(819)
Adjusted EBITDA	166,147	157,040	195,456	192,851
Net cash interest expense (4)	(31,004)	(23,431)	(54,919)	(45,904)
Maintenance capital expenditures (5)	(9,214)	(8,727)	(15,502)	(19,141)
Cash paid for income taxes	(244)	(333)	(323)	(410)
Proceeds from certain asset sales	495	655	893	1,211
Distributable cash flow attributable to equity investors	126,180	125,204	125,605	128,607
Less: Distributions accrued or paid to preferred unitholders	15,802	16,231	32,283	32,463
Distributable cash flow attributable to general partner and non-controlling interest	(2,524)	(2,504)	(2,512)	(2,572)
Distributable cash flow attributable to Class A and B unitholders	107,854	106,469	90,810	93,572
Less: Distributions paid to Class A and B unitholders (6)	—	—	—	—
Distributable cash flow excess	$107,854	$106,469	$90,810	$93,572
(1)Non-recurring due diligence related to restructuring costs and other adjustments.
(2)Non-recurring compliance costs included in “Operating, general and administrative expense.”
(3)Non-recurring costs included in “Operating, general and administrative expense” related to business transformation initiatives.
(4)Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(5)Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(6)The Company did not pay any distributions to Class A or Class B unitholders during fiscal 2025 or the first two quarters of fiscal 2026. On March 4, 2026, the board of directors of the general partner declared a cash distribution on the Class B Units of $82.32 per Class B Unit, or $107.0 million in the aggregate. See Note O “Subsequent events” in the notes to our condensed consolidated financial statements.

Operating Results for the three months ended January 31, 2026 and 2025

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2026	2025	Increase (Decrease)
As of January 31,
Retail customers (1)	910,805	928,178	(17,373)	(2)%
Tank exchange selling locations	64,546	63,932	614	1%

(amounts in thousands)
Three months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	202,343	205,975	(3,632)	(2)%
Wholesale - Sales to Resellers	61,611	69,490	(7,879)	(11)%
	263,954	275,465	(11,511)	(4)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$439,626	$463,127	$(23,501)	(5)%
Wholesale - Sales to Resellers	159,985	165,865	(5,880)	(4)%
Other Gas Sales (2)	2,112	8,035	(5,923)	(74)%
Other (3)	39,691	32,749	6,942	21%
Propane and related equipment revenues	$641,414	$669,776	$(28,362)	(4)%

Gross Margin -
Propane and other gas liquids sales gross margin: (4)
Retail - Sales to End Users (2)	$251,328	$244,204	$7,124	3%
Wholesale - Sales to Resellers (2)	63,444	74,117	(10,673)	(14)%
Other (3)	35,618	29,084	6,534	22%
Propane and related equipment gross profit	$350,390	$347,405	$2,985	1%

Operating, general and administrative expense (5)	$181,993	$187,454	$(5,461)	(3)%
Operating expense - equipment lease expense	3,389	4,996	(1,607)	(32)%

Operating income	$136,162	$127,643	$8,519	7%
Depreciation and amortization expense	26,522	24,345	2,177	9%
Non-cash employee stock ownership plan compensation charge	952	703	249	35%
Loss on asset sales and disposals	1,372	2,264	(892)	(39)%
Legal fees and settlements related to non-core businesses	—	1,768	(1,768)	NM
Legal fees and settlements related to core businesses	—	500	(500)	NM
Acquisition and related costs	—	(798)	798	NM
Compliance costs	704	—	704	NM
Business transformation costs	435	615	(180)	(29)%
Adjusted EBITDA	$166,147	$157,040	$9,107	6%

NM – Not meaningful

(1)	Beginning in the first quarter of fiscal 2026, we refined our methodology for determining active customers to better align with business initiatives and internal reporting. The updated approach identifies customers based on invoiced billing activity from all revenue streams including rent, services, fees, and appliance sales, in addition to propane delivery. It also captures unique delivery locations, rather than billing accounts. Management believes this provides a more meaningful measure of customer activity. Prior period amounts have been updated to reflect this change. The revision did not affect any financial metrics.
(2)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(3)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(4)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(5)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Winter conditions arrived later in the quarter after unseasonably warm weather in November and December of fiscal 2026, particularly across the western half of the country. Average temperatures (measured by heating degree days) were 16% warmer than normal (based on AccuWeather’s ten-year average) and 27% warmer than the prior year quarter in the western half of the country. Our national footprint allowed us to reposition drivers and equipment from west to east to meet increased demand from Winter Storm Fern. The above average temperatures in the west were partially offset by the cold in the east. Propane sales volume during the three months ended January 31, 2026 decreased 11.5 million gallons, or 4%, compared to the prior year period.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended January 31, 2026 averaged 21.7% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 24.1% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.65 and $0.83 per gallon during the three months ended January 31, 2026 and 2025, respectively, while the wholesale market price at Conway, Kansas averaged $0.60 and $0.79 per gallon during the three months ended January 31, 2026 and 2025, respectively.

Revenues

Retail sales decreased $23.5 million, or 5%, compared to the prior year period, largely driven by the decrease in wholesale propane prices noted above. Retail gallons sold decreased 3.6 million gallons, or 2%, compared to the prior year period. The warmer weather in the west drove a 7.7 million decrease in gallons sold, which was partially offset by a 4.1 million increase in gallons sold in the rest of the country.

Wholesale sales decreased $5.9 million, or 4%, and gallons sold decreased 7.9 million, or 11%, compared to the prior year quarter. The change was partly driven by a decrease in tank exchange sales as there were no significant weather-related events during the second quarter of fiscal 2026 compared to fiscal 2025.

Other gas sales decreased $5.9 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $6.9 million, or 21%, compared to the prior year period. The increase was primarily due to a change in the presentation of fleet transportation costs. In conjunction with the implementation of new CTRM software, the Company revised the presentation of certain transportation costs from a reduction of revenue to cost of product sold. This change does not impact gross profit, operating income or cash flows. We also have an increase of $0.7 million in appliance sales, partially offset by a $0.8 million decrease in miscellaneous revenue.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $3.5 million due to a decrease of $10.7 million in wholesale gross margin partially offset by an increase of $7.1 million in retail gross margin. The overall decrease was driven by a $35.3 million decrease in revenue, partially offset by a $31.8 million decrease in cost of product sold.

The $10.7 million decrease in wholesale gross margin was primarily due to a decrease related to our tank exchange business as cost of product sold increased 9% and revenues decreased 2%. Additionally, our reseller business had a 7% decrease in revenues.

Preparation efforts in the prior quarter positioned us to meet winter demand from residential customers. The $7.1 million increase in retail gross margin was primarily driven by a 16% decrease in cost of product sold, which was partially offset by a 5% decrease in revenues.

Margin per gallon for the quarter increased by $0.03 or 3%, compared to the prior year period as we continue to benefit from operational efficiencies as we reduced unproductive deliveries and skipped stops.

Gross margin - other

Gross margin increased $6.5 million, or 22%, compared to the prior year period, primarily due to the increase in revenues noted above.

Operating income

We had operating income of $136.2 million and $127.6 million during the three months ended January 31, 2026 and 2025, respectively. The $8.6 million increase was primarily due to a $5.0 million decrease in “General and administrative expense” and the $3.0 million increase in gross margin noted above. Changes in personnel expense and reduced legal costs drove the decrease in “General and administrative expense.”

“Operating expense – personnel, vehicle, plant and other” decreased $0.4 million. The change is comprised of a decrease of $6.4 million in personnel expense, which was partially offset by increases of $5.5 million in plant and other and $0.4 million in vehicle expense.

The $6.4 million decrease in personnel expense includes decreases of $4.7 million in workers' compensation accruals, $1.8 million in medical and pharmacy claim expense, and $1.2 million related to other adjustments. These decreases were partially offset by a $1.1 million increase related to payroll costs.

The $5.5 million increase in plant and other was primarily due to increases of $4.9 million in legal and insurance expense, $0.5 million related to bad debt adjustments, and $0.5 million for parts and fittings. These increases were partially offset by a $0.6 million decrease in software costs.

Vehicle expense increased $0.4 million primarily due to a $0.5 million increase in license and technology costs, which was partially offset by a $0.2 million decrease in fuel costs as our telematics technology enhances route efficiency and reduces idling time.

Adjusted EBITDA

Adjusted EBITDA increased $9.1 million primarily due to a decrease of $4.6 million in “General and administrative expense,” a $3.0 million increase in gross margin, and a $1.6 million decrease in operating expense driven by equipment leases. The decrease in general and administrative expense was driven by personnel cost adjustments and lower legal costs. The decrease in operating lease expense arose as we refinanced several operating leases as finance leases during the second quarter of fiscal 2026.

Operating Results for the six months ended January 31, 2026 and 2025

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2026	2025	Increase (Decrease)
As of January 31,
Retail customers (1)	910,805	928,178	(17,373)	(2)%
Tank exchange selling locations	64,546	63,932	614	1%

(amounts in thousands)
Six months ended January 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	307,406	312,706	(5,300)	(2)%
Wholesale - Sales to Resellers	105,233	120,730	(15,497)	(13)%
	412,639	433,436	(20,797)	(5)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$655,639	$678,406	$(22,767)	(3)%
Wholesale - Sales to Resellers	269,567	279,714	(10,147)	(4)%
Other Gas Sales (2)	5,831	15,705	(9,874)	(63)%
Other (3)	65,566	60,036	5,530	9%
Propane and related equipment revenues	$996,603	$1,033,861	$(37,258)	(4)%

Gross Margin -
Propane and other gas liquids sales gross margin: (4)
Retail - Sales to End Users (2)	$362,278	$363,277	$(999)	(0)%
Wholesale - Sales to Resellers (2)	125,463	127,486	(2,023)	(2)%
Other (3)	57,808	51,925	5,883	11%
Propane and related equipment gross profit	$545,549	$542,688	$2,861	1%

Operating, general and administrative expense (5)	$343,772	$473,554	$(129,782)	(27)%
Operating expense - equipment lease expense	7,581	10,500	(2,919)	(28)%

Operating income	$138,035	$4,717	$133,318	NM
Depreciation and amortization expense	51,742	48,670	3,072	6%
Non-cash employee stock ownership plan compensation charge	1,868	1,556	312	20%
Loss on asset sales and disposals	2,551	3,691	(1,140)	(31)%
Legal fees and settlements related to non-core businesses	—	129,154	(129,154)	NM
Legal fees and settlements related to core businesses	—	4,540	(4,540)	NM
Acquisition and related costs	—	(798)	798	NM
Compliance costs	704	—	704	NM
Business transformation costs	556	1,321	(765)	(58)%
Adjusted EBITDA	$195,456	$192,851	$2,605	1%

NM – Not meaningful

(1)	Beginning in the first quarter of fiscal 2026, we refined our methodology for determining active customers to better align with business initiatives and internal reporting. The updated approach identifies customers based on invoiced billing activity from all revenue streams including rent, services, fees, and appliance sales, in addition to propane delivery. It also captures unique delivery locations, rather than billing accounts. Management believes this provides a more meaningful measure of customer activity. Prior period amounts have been updated to reflect this change. The revision did not affect any financial metrics.
(2)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(3)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(4)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(5)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the six months ended January 31, 2026 decreased 20.8 million gallons, or 5%, compared to the prior year period. Average temperatures (measured by heating degree days) were 14% warmer than normal (based on AccuWeather’s ten-year average) and 20% warmer than the prior year quarter in the western half of the country. The above average temperatures in the west were partially offset by the cold in the east.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the six months ended January 31, 2026 averaged 11.8% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 17.3% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.67 and $0.76 per gallon during the six months ended January 31, 2026 and 2025, respectively, while the wholesale market price at Conway, Kansas averaged $0.62 and $0.75 per gallon during the six months ended January 31, 2026 and 2025, respectively.

Revenues

Retail sales decreased $22.8 million, or 3%, compared to the prior year period largely driven by the decrease in wholesale propane prices noted above. Retail gallons sold decreased 5.3 million gallons, or 2%, compared to the prior year period. The warmer weather in the west occurring in the second fiscal quarter of fiscal 2026 drove a 7.6 million decrease in gallons sold, which was partially offset by a 2.3 million increase in gallons sold in the rest of the country. Retail customers also decreased 2% compared to the prior year period contributing to the decrease in sales.

Wholesale sales decreased $10.1 million, or 4%, compared to the prior year period, largely driven by the decrease in wholesale propane prices noted above. Wholesale gallons sold decreased 15.5 million gallons, or 13%, compared to the prior year period. Results were also impacted by a decrease in tank exchange sales, partly attributable to the fiscal 2025 demand driven by Hurricane Helene and Hurricane Milton, which was partially offset by a 1% increase in tank exchange selling locations. So far, fiscal 2026 has not had any similar hurricane related events.

Other gas sales decreased $9.9 million compared to the prior year period primarily due to a decrease in sales volume.

Other revenues increased $5.5 million, or 9%, compared to the prior year period. The increase was primarily due to a change in the presentation of fleet transportation costs. In conjunction with the implementation of new CTRM software, the Company revised the presentation of certain transportation costs from a reduction of revenue to cost of product sold. This change does not impact gross profit, operating income or cash flows. We also had a decrease of $1.8 million in miscellaneous revenue.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $3.0 million due to decreases of $2.0 million in wholesale gross margin and 1.0 million in retail gross margin. The overall decrease was driven by a $42.8 million decrease in revenue, partially offset by a $39.8 million decrease in cost of product sold.

The $2.0 million, or 2%, decrease in wholesale gross margin was primarily related to our tank exchange business.

Retail gross margin decreased $1.0 million, or 0%.

Margin per gallon for the quarter increased by $0.05, or 4%, compared to the prior year period due to the factors noted above.

Gross margin - other

Gross margin increased $5.9 million, or 11%, compared to the prior year period, primarily due to the increase in revenues noted above.

Operating income

We had operating income of $138.0 million and $4.7 million during the six months ended January 31, 2026 and 2025, respectively. The $133.3 million change was primarily due to the $125.0 million legal settlement related to fiscal 2025 in “General and administrative expense.” The remaining increase of $8.3 million relates to an additional $6.0 million decrease in “General and administrative expense,” the $2.9 million increase in gross margin described above, and a $2.9 million decrease in operating lease expense as we refinanced several operating leases as finance leases. These increases were partially offset by a $3.1 million increase in “Depreciation and amortization expense”.

The $6.0 million decrease in in “General and administrative expense” primarily relates to a $3.4 million decrease in personnel costs, related to contract labor and other adjustments, and a $3.2 million decrease in legal costs. The increase in “Depreciation and amortization expense” relates to an increase in lease amortization expense compared to the prior year period.

After adjusting for $4.5 million in legal fees and settlements related to core businesses related to fiscal 2025, “Operating expense – personnel, vehicle, plant and other” increased $5.7 million. The increase is comprised of increases of $6.7 million in plant and other and $1.3 million in vehicle expense, which were partially offset by a decrease of $2.3 million in personnel expense.

The $6.7 million increase in plant and other was primarily due to increases of $4.9 million for legal and insurance costs, $1.0 million for bad debt, and $0.4 million for property maintenance.

Vehicle expense increased $1.3 million primarily due to increases of $0.9 million for repairs and maintenance and  $0.4 million for telematics technology.

The $2.3 million decrease in personnel expense includes decreases of $4.2 million in benefits costs, including medical and pharmacy claim expense, $1.1 million in overtime costs, and $1.6 million related to other adjustments in fiscal 2025. These decreases were partially offset by an increase of $3.8 million in payroll costs and $0.8 million for adjustments to workers’ compensation accruals.

Adjusted EBITDA

Adjusted EBITDA increased $2.6 million primarily due to a $2.9 million increase in gross margin and a $2.9 million decrease in operating lease expense. Therse increases were partially offset by an increase of $3.2 million in “Operating, general and administrative expense,” after adjusting for a $133.0 million decrease in EBITDA adjustments, primarily related to the $125.0 million legal settlement noted above and $4.5 million in legal fees and settlements related to core businesses, both of which related to fiscal 2025.

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

As of January 31, 2026, our total liquidity was $260.0 million, which was comprised of $88.4 million in unrestricted cash and $171.6 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of January 31, 2026, letters of credit outstanding totaled $115.9 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended January 31, 2026 to the twelve months ended October 31, 2025 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Six months ended January 31, 2026	$125,605	$93,322	$32,283
Fiscal 2025	208,175	144,107	64,068
Less: Six months ended January 31, 2025	128,607	96,144	32,463
Twelve months ended January 31, 2026	$205,173	$141,285	$63,888	3.2x

Twelve months ended October 31, 2025	204,197	139,880	64,317	3.2x
Change	$976	$1,405	$(429)	0.0x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended January 31, 2026, distributable cash flow attributable to equity investors increased $1.0 million compared to the twelve months ended October 31, 2025 primarily due to an increase of $9.1 million in Adjusted EBITDA, partially offset by an increase of $7.6 million in “Net cash interest expense” and a $0.5 million increase in “Maintenance capital expenditures”. As of January 31, 2026, the accrued quarterly distribution to Preferred Unitholders was $18.2 million, net of tax. We paid $15.4 million of this distribution to holders, net of tax, on February 17, 2026. The remaining $2.8 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment.

We did not pay any cash distributions to our Class A Unitholders or the general partner during the six months ended January 31, 2026 and 2025, respectively. We have made aggregate cash distributions of approximately $250.0 million to our Class B Unitholders since inception of our Class B Units. Cash reserves, which we utilize to meet future anticipated expenditures, were $141.3 million and $139.9 million for the twelve months ended January 31, 2026 and October 31, 2025, respectively.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $32.2 million for the six months ended January 31, 2026, compared to net cash used in operating activities of $1.4 million for the six months ended January 31, 2025. The $33.6 million increase in cash provided by operating activities was primarily due to a $128.2 million increase in operating cash flow, and a $31.7 million increase in working capital requirements. These increases were offset by a $108.3 million decrease in requirements for other current liabilities, a $14.8 million increase in prepaid expenses, an $8.1 million outflow associated with other assets and liabilities, and a $4.9 million decrease in accrued interest.

The $128.2 million increase in operating cash flow was primarily due to a decrease of $131.1 million in “General and administrative expense”, primarily related to a prior year settlement agreement. The $31.7 million increase in working capital requirements was primarily due to increases in requirements of $21.5 million for accounts receivable, and increases in requirements of $10.9 million for inventory.

The $108.3 million decrease in net cash requirements for other current liabilities was primarily driven by $75.0 million in litigation settlement payments.

The operating partnership

Net cash provided by operating activities was $32.2 million for the six months ended January 31, 2026, compared to net cash used in operating activities of $1.4 million for the six months ended January 31, 2025. The $33.6 million increase in cash provided by operating activities was primarily due to a $129.2 million increase in operating cash flow, and a $31.7 million increase in working capital requirements. These increases were offset by a $108.6 million decrease in requirements for other current liabilities, a $14.8 million increase in prepaid expenses, an $8.8 million outflow associated with other assets and liabilities, and a $4.9 million decrease in accrued interest.

The $129.2 million increase in operating cash flow was primarily due to a decrease of $131.0 million in “General and administrative expense”, primarily related to a prior year settlement agreement. The $31.7 million increase in working capital requirements was primarily due to increases in requirements of $21.5 million for accounts receivable, and increases in requirements of $10.9 million for inventory.

The $108.6 million decrease in net cash requirements for other current liabilities was primarily driven by $75.0 million in litigation settlement payments.

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

Net cash used in investing activities was $43.3 million and $44.3 million for the six months ended January 31, 2026 and 2025, respectively. The $1.0 million decrease in net cash used in investing activities was primarily due to a decrease of $3.7 million in “Business acquisitions, net of cash acquired”. We had no acquisitions during the six months ended January 31, 2026 and one acquisition during the six months ended January 31, 2025. This decrease was partially offset by a $2.5 million increase in “Capital expenditures”, primarily driven by assets related to failed sale-leaseback arrangements.

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

Financing Activities

Ferrellgas Partners

Net cash provided by financing activities was $2.6 million for the six months ended January 31, 2026, compared to net cash used in financing activities of $39.1 million for the six months ended January 31, 2025. The $41.7 million increase in cash provided by financing activities was primarily due to an increase of $62.5 million in short term borrowing. The short term borrowing was drawn for cash management purposes following expenses related to refinancing and litigation settlements. The overall increase was partially offset by a $12.2 million increase in financing costs driven by the October 2025 refinancing transaction. The partnership issued $650.0 million aggregate principal amount of senior notes due 2031. The net proceeds received of $637.5 million, together with cash on hand, was used to redeem the $650.0 million senior notes due 2026, which is reflected in the proceeds from issuance of long-term debt and payments for settlement and early extinguishment of liabilities. The overall increase was also offset by $3.4 million higher cash payments for the principal portion of lease liabilities and a $5.2 million unfavorable change related to failed sale-leaseback arrangements.

Letters of credit outstanding at January 31, 2026 and July 31, 2025 totaled $178.4 million and $121.9 million, respectively. The letters of credit were used to secure insurance arrangements, product purchases and commodity hedges. As of January 31, 2026, we had available borrowing capacity under our Credit Facility of $171.6 million. Propane assets subject to lien under the Credit Facility were $454.2 million as of January 31, 2026.

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

Ferrellgas Partners did not pay any distributions to Class A Unitholders, Class B Unitholders or the general partner during the six months ended January 31, 2026 and 2025. On March 4, 2026, the board of directors of the general partner declared a cash distribution on the Class B Units of $82.32 per Class B Unit, or $107.0 million in the aggregate and approved Ferrellgas Partners’ intent to convert the Class B Units to Class A Units. See Note O “Subsequent events” in the notes to our condensed consolidated financial statements.

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

As of January 31, 2026, the Quarterly Distribution accrued was $18.2 million, net of tax. During the six months ended January 31, 2026, two quarterly payments of $15.4 million, net of tax, relating to Quarterly Distributions was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $2.8 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

As of January 31, 2025, the Quarterly Distribution accrued was $18.6 million, net of tax. During the six months ended January 31, 2025, two quarterly payments of $15.4 million relating to Quarterly Distributions was paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $3.2 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Cash distributions paid

Ferrellgas Partners did not pay any cash distributions to its Class A Unitholders, Class B Unitholders, or the general partner during the six months ended January 31, 2026 and 2025, respectively.

The operating partnership

The financing activities discussed above also apply to the operating partnership.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $179.8 million for the six months ended January 31, 2026, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the six months ended January 31, 2026 and 2025, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of January 31, 2026, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2025, except for the October 2025 refinancing transaction disclosed in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2025. For additional information regarding our debt obligations, see Note D “Debt” to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2026. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2026 and July 31, 2025 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.8 million and $12.4 million as of January 31, 2026 and July 31, 2025, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $115.9 million and $121.9 million as of January 31, 2026 and July 31, 2025, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2025. During the six months ended January 31, 2026, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of January 31, 2026.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2026, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2026, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

During the quarter ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 5, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 5, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer, President, and Sole Director

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	March 5, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 5, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer, President, and Sole Director

		By	/s/ Nicholas Heimer
Nicholas Heimer
Corporate Controller (Principal Financial and Accounting Officer)